Form 10-K
period 1993-12-31
LOUISIANA PACIFIC CORP
filed 1994-03-30
CIK 60519

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K


        [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended               Commission File Number
      December 31, 1993                           1-7107


                  LOUISIANA-PACIFIC CORPORATION
    (Exact name of registrant as specified in its charter)

           DELAWARE                          93-0609074
   (State of Incorporation)               (I.R.S. Employer
                                        Identification No.)

      111 S.W. Fifth Avenue         Registrant's telephone number
      Portland, Oregon  97204          (including area code)
       (Address of principal                503-221-0800
        executive offices)


Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange on
    Title of each class                       which registered

  Common Stock, $1 par value             New York Stock Exchange
Preferred Stock Purchase Rights          New York Stock Exchange




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $4,207,432,000 as of March 16, 1994.

Indicate the number of shares outstanding of each of the registrant's classes of common stock: 110,276,380 shares of Common Stock, $1 par value, outstanding as of March 16, 1994.


              Documents Incorporated by Reference

Definitive Proxy Statement for 1994 Annual Meeting:  Part III

                             PART I


ITEM 1.   Business

General

          Louisiana-Pacific Corporation, a Delaware corporation, is a major forest products firm headquartered in Portland, Oregon. It manufactures lumber, pulp, structural and other panel products, hardwood veneers, windows and doors and cellulose insulation. It operates 129 plants and mills in 27 U.S. states, Mexico, and three provinces in Canada, and has approximately 13,000 employees. It distributes its products primarily through distributors and home centers, and to a minor extent through its own distribution centers.

          The business of Louisiana-Pacific Corporation and its wholly-owned subsidiaries (except where the context otherwise requires, hereinafter referred to collectively as "the registrant" or "L-P") is generally divided into two industry segments: building products and pulp. For 1993, building products accounted for approximately 97 percent of the registrant's gross sales revenues, compared to approximately
3 percent for pulp. With respect to operating profit in 1993, building products contributed approximately 111 percent, offset by an 11 percent loss for pulp.

Building Products

          Lumber. The registrant is among the three largest producers of lumber in the United States. The registrant has 22 Western (whitewood and redwood) sawmills with an annual production capacity of 1,370 million board fee (MMBF), while its 28 Southern sawmills have an annual production capacity of 945 MMBF. Lumber represented 33 percent of the registrant's sales revenue in 1993, down from 53 percent in 1980. The registrant's sawmills produce a variety of standard U.S. dimension lumber as well as specialty grades and sizes, primarily for the North American home building market. A sawmill in Ketchikan, Alaska, produces lumber for export in the traditional sizes used in the Japanese building industry, but has the capability of switching to standard U.S. dimensions. The registrant also operates a planing mill in El Sauzal, Mexico.

          Panel Products. The registrant manufactures plywood and a variety of reconstituted panel products, including Inner-Seal(R) oriented strand board (OSB) and such other panel products as industrial particleboard, medium density fiberboard, and hardboard. In recent years, the registrant has emphasized development and expansion of its reconstituted panel product lines. While such products accounted for 6 percent of the registrant's sales in 1980, they comprised 33 percent of its sales in 1993. Plywood sales have risen from 12 percent of sales in 1980 to 15 percent of sales in 1993.

          The largest consumption of panel products is for structural uses in building and remodeling such as subfloors, walls and roofs. The total structural panel market in the United States (plywood, OSB and other waferboards) is approximately
26 billion square feet annually, of which plywood currently constitutes about 17 billion square feet. In recent years, environmental pressure on timber harvesting, especially in the West, has resulted in reduced supplies and higher costs, causing many plywood mills to close permanently. The lost volume from those closed mills (approximately 2 billion square feet annually according to industry sources) has been replaced by reconstituted structural panel products. The registrant operates seven plywood plants in the South with a combined annual capacity of
1.5 billion square feet.

          The registrant is the largest domestic producer of oriented strand board through 17 Inner-Seal(R) OSB plants with an aggregate annual capacity of approximately 3.5 billion square feet. Approximately 50 percent of the registrant's 1993 sales volume in this category came from higher margin specialty products such as tongue and groove subflooring, siding, soffit and facia.

          The registrant's other reconstituted panel products-- industrial particleboard, medium density fiberboard, and hardboard--produced at a total of seven plants, are used primarily in the manufacture of furniture and cabinets.

          Other Building Products. The registrant's new fiber gypsum wallboard, known as FiberBond(TM), is made from gypsum and waste paper and has improved capabilities over standard wallboard. Other FiberBond(TM) products include fire retardant sheathing and underlayment. The registrant's first fiber gypsum plant, with a production capacity of 78 million square feet, is the first of its kind in North America, although a similar product is manufactured in Europe. The plant began operations in Nova Scotia, Canada, in early 1991. A second plant is scheduled for start-up in mid-1994 in East Providence, Rhode Island.

          Seven plants in Ohio and one in Nevada manufacture windows and doors.

          The registrant produces various hardwood veneers at a plant in Wisconsin with both rotary and sliced manufacturing processes. These veneers are sold to customers who overlay the veneers on other materials for use in paneling, furniture and cabinets.

          The registrant has three engineered I-joist plants located in Red Bluff, California, Fernley, Nevada, and
Wilmington, North Carolina. Inner-Seal(R) OSB is cut into sections and used as the web for the I-joists.

          The registrant also produces laminated veneer lumber
(LVL) at Wilmington, North Carolina, and Fernley, Nevada. LVL is a high grade structural product used where extra strength is required. It is also used as the flange material in I-joists.

          Four plants produce cellulose residential insulation from recycled newspaper under the name Nature Guard(TM). This insulation has a higher R-value than comparable thicknesses of conventional fiberglass insulation.


Pulp

          The registrant has three pulp mills located in Ketchikan, Alaska, Samoa, California, and Chetwynd, British Columbia, Canada, with a total annual capacity of 612 million short tons. The Chetwynd mill utilizes a state-of-the-art mechanical pulping process and a zero effluent discharge system to produce 100 percent aspen pulp. The Samoa mill can produce bleached kraft pulp by a chlorine-free process, thereby eliminating dioxins.


Competition

          The registrant competes internationally with several thousand forest products firms, ranging from very large, fully integrated firms to smaller firms which may manufacture only one or a few items. The registrant estimates that approximately 25 forest products firms comprise its major competition. The registrant also competes less directly with firms which manufacture substitutes for wood building products. A majority of the products manufactured by the registrant, including lumber, structural panels and pulp, are commodity products sold primarily on the basis of price in competition with numerous other forest products companies.

          In recent years, the registrant has introduced a number of new value-enhanced products to complement its traditional lumber and panel products, such as Inner-Seal(R) OSB panels, siding and concrete form. These innovative products are made from abundant, smaller-diameter and affordably-priced tree species, as well as treetops and mill shavings. Such trees have generally not been the target of environmentalist pressure, which has seriously restricted wood supplies for much of the industry, especially in the West. Similarly, the registrant's new fiber gypsum and cellulose insulation products utilize wood fiber from waste paper. The registrant believes development of these new products gives it a competitive advantage through lower and more predictable supply costs, resulting in higher profit margins.


Environmental Compliance

          The registrant is subject to federal, state and local pollution control laws and regulations in all areas in which it has operating facilities. The registrant maintains an accounting reserve for environmental fines and certain other environmental costs. Over the past two years, $19.2 million in expense related to these costs has been recorded. At December 31, 1993, $8.1 million remained in the reserve. Amounts which may be required in future years depend on the extent to which more stringent pollution control laws, regulations, and policies may be enacted by Congress, the states, localities, or adopted by enforcement agencies. From time to time, the registrant undertakes construction projects for environmental control facilities or incurs other environmental costs which extend an asset's useful life, improves efficiency or improves the marketability of certain properties.


          Information concerning legal proceedings related to environmental compliance is set forth under Item 3, Legal
Proceedings.


Additional Statistical Information

          Additional information regarding the business of the registrant, including segment information, production volumes, and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," "Summary of Production Volumes," "Industry Product Price Trends," and "Logs by Source." Additional financial information about industry segments is presented in the table labeled "Industry Segment Information" located within Part II, Item 8, Notes to the Financial Statements.

          Reference is made to Item 2 for additional information as to sources and availability of raw materials and the locations of the registrant's manufacturing facilities.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SALES AND OPERATING PROFIT BY MAJOR PRODUCT GROUP

(Dollar amounts in millions)

Year ended December 31       1993          1992           1991           1990          1989

Sales:
Lumber                  $  816  33%   $  653  30%    $  526  31%    $  578  32%    $  695  35%
Structural panels        1,005  40       888  41        600  35        607  34        630  31
Other panels               194   8       150   7        146   9        139   8        146   7
Other building products    411  16       309  14        260  15        264  15        274  14
                         ----- ---     ----- ---      ----- ---      ----- ---      ----- ---
Building products        2,426  97     2,000  92      1,532  90      1,588  89      1,745  87
Pulp                        85   3       185   8        170  10        205  11        265  13
                         ----- ---     ----- ---      ----- ---      ----- ---      ----- ---

Total sales             $2,511 100%   $2,185 100%    $1,702 100%    $1,793 100%    $2,010 100%
                         ===== ===     ===== ===      ===== ===      ===== ===      ===== ===
Export sales
 (included above)       $  252  10%   $  339  16%    $  315  19%    $  381  21%    $  418  21%
                         ===== ===     ===== ===      ===== ===      ===== ===      ===== ===

Operating profit:

Building products       $  562 111%   $  364 106%    $  139 102%    $  139  82%    $  253  74%
Pulp                       (59)(11)      (20) (6)        (3) (2)        31  18         89  26
                         ----- ---     ----- ---      ----- ---      ----- ---      ----- ---

Total operating profit     503 100%      344 100%       136 100%       170 100%       342 100%
                         ----- ===     ----- ===      ----- ===      ----- ===      ----- ===

Unallocated expense, net   (70)          (47)           (30)           (25)           (38)
Interest expense, net       (5)          (14)           (19)            (8)           (12)
                         -----         -----          -----          -----          -----

Income before taxes     $  428        $  283         $   87         $  137         $  292
                         =====         =====          =====          =====          =====

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES

Volume amounts stated in millions (except pulp) and as a percent of normal capacity.
Year ended December 31              1993          1992       1991         1990        1989
Lumber, board feet               1,796  87%   1,850  71%  1,838  69%  2,189  79%  2,441  89%

Softwood plywood,
square feet 3/8" basis           1,507 105    1,405  80   1,318  75   1,541  88   1,515  86

Inner-Seal(R)/OSB,
square feet 3/8" basis           3,100 100    2,850 101   2,481  81   2,507  94   2,239 102

Medium density fiberboard,
square feet 3/4" basis             206  93      160  97     164  99     165 100     164 100

Particleboard,
square feet 3/4" basis             359 106      335  93     324  91     269 100     281 104

Hardboard,
square feet 1/8" basis             191  91      201  93     201 100     194  97     198  99

Hardwood veneer,
square feet surface measure        260 108      252  89     229  80     272 109     253 112

Pulp, short tons (thousands)       224  37      459  72     365  80     400  95     391  93

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
INDUSTRY PRODUCT PRICE TRENDS

Prices represent yearly averages stated in dollars per thousand board feet
(MBF), thousand square feet (MSF) or short ton.

Year ended December 31                                    1993   1992   1991   1990    1989

Framing lumber, composite prices, MBF                     $396   $283   $235   $229    $240
OSB, MSF, 7/16" 24/16 span rating (North Central price)    236    217    148    131     171
Southern pine plywood, MSF, 1/2" CDX (3ply)                282    248    191    182     201
Industrial particleboard, 3/4" basis, MSF                  258    200    198    199     219
Bleached softwood sulfate pulp, short ton<F1>              418    509    519    723     753

<F1>  Discounting sometimes occurs from the published price.


LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
LOGS BY SOURCE

Stated as a percent of total log volume

Year ended December 31                  1993        1992        1991        1990        1989
Fee owned lands                           12%         14%         15%         20%         20%
Private cutting contracts                 15          15          15          15          13
Government contracts                      10          12          17          14          18
Purchased logs                            63          59          53          51          49
Total log volume (million board feet)  2,940       2,856       2,641       2,987       3,077

ITEM 2.   Properties

          The registrant has three sawmills (redwood and whitewood) located in California with an annual production capacity of 200 MMBF. Twelve other Western sawmills operate in the following states or provinces: Alaska, Montana, Idaho, Oregon, Colorado, Washington, and Sundre, Alberta, Canada. These sawmills have an annual production capacity of 700 MMBF. Western studmills total seven in the following states: Montana, California, Idaho, Wyoming, and Washington, with an annual production capacity of 470 MMBF. The remaining 28 sawmills have an annual production capacity of 945 MMBF and are located in the South in the following states: Louisiana, Texas, Alabama, Florida, Georgia, Mississippi, and North Carolina.

          The registrant has seven plywood plants located in Texas and Louisiana with a combined annual production capacity of
1.5 billion square feet. There are 17 OSB plants with a combined capacity of 3.5 billion square feet located in Idaho, Texas, Virginia, Alabama, Wisconsin, Maine, Georgia, Colorado, Michigan, Minnesota, Louisiana, and British Columbia, Canada. The registrant has three medium density fiberboard plants located in Alabama, California and Louisiana with a combined capacity of 220 MMSF; three particleboard plants in California, Montana and Texas with a capacity of 350 MMSF; and a hardboard plant in California with an annual production capacity of 210 MMSF.

          Under the category of other building products, the registrant operates two hardwood veneer plants in Wisconsin, seven window and door plants in Ohio and Nevada, three I-joist and two laminated veneer lumber plants in Nevada, North Carolina, and California, two fingerjoint studmills in Montana and Idaho, and fiber gypsum plants in Nova Scotia, Canada and Rhode Island.

          The registrant operates three pulp mills with an annual capacity of 612 million short tons in Alaska, California, and British Columbia, Canada.

          Other manufacturing facilities include: a brick plant, four cellulose insulation plants, a cement fiber shake plant, three chip mills, an insulated glass and vinyl extrusion plant, a planing mill, and ten wood treating plants in these various locations: Mexico, Canada, Texas, Alabama, Florida, Georgia, Mississippi, Missouri, Ohio, Maryland, and California. The registrant also operates seven distribution centers in California, Texas, Kansas, and Oklahoma.

          Information relating to the registrant's production volumes is located in the table labeled "Summary of Production Volumes" in Item 1. The information on capacities reflects normal operating rates and normal production mixes under current market conditions. Capacities also consider known constraints such as log supply.

          At December 31, 1993, the registrant owned in fee approximately 1,585,900 acres of timberland in the United States. The timberland holdings including whitewoods, fir, pine, redwood, and hardwoods are located in the following states: California, Idaho, Louisiana, Minnesota, North Carolina, Oregon, Texas, Washington, Wisconsin and Wyoming.

          In addition to its fee-owned timberlands, the registrant has timber cutting rights, under long-term contracts (five years and over) on approximately 110,000 acres and under contracts for shorter periods on approximately 278,000 acres, on government and privately owned timberlands in the vicinities of certain of its manufacturing facilities. Information regarding the sources of the registrant's log requirements is located under the table labeled "Logs By Source" in Item 1.


ITEM 3.   Legal Proceedings

          The registrant has received a Notice of Violation issued by the U.S. Environmental Protection Agency alleging air emissions violations at the registrant's Dungannon, Virginia, OSB plant. The registrant has also received a Notice of Violation issued by the state of Michigan alleging air emissions violations at the registrant's Newberry, Michigan, OSB plant. The potential costs to the registrant cannot be determined at this time, but are not expected to have a material adverse effect on the registrant.

          The registrant has been informed that it and one or more employees at its Olathe, Colorado, oriented strand board plant are the targets of a federal grand jury investigation concerning alleged tampering with emissions monitoring equipment and alteration of plant records. The registrant does not know when the investigation will be completed. The registrant began an internal investigation in the summer of 1992 and reported its initial findings of irregularities to governmental authorities in September, 1992.

          On September 9, 1992, the U.S. Department of Justice filed suit in the U.S. District Court in Anchorage, Alaska, against the registrant's wholly-owned subsidiary Ketchikan Pulp Company ("KPC") alleging that the pulp mill in Ketchikan, Alaska, operated by KPC violated the Clean Air Act and the terms of KPC's wastewater discharge permit. The plaintiff seeks to require KPC to correct the alleged violations and also seeks penalties in an unspecified amount. Settlement discussions are currently underway.

          The registrant has been informed that KPC and one or more employees at KPC's pulp mill are the targets of a federal grand jury investigation concerning wastewater discharges. No charges have been made and the registrant does not know when the investigation will be completed.

          The registrant understands that a federal grand jury is investigating possible violations in connection with the disposal by a contractor of a transformer containing polychlorinated biphenyls (PCBs) previously located at the registrant's former sawmill at Pendleton, Oregon. The registrant does not know whether it or any of its employees are targets of the investigation.

          On October 19, 1992, the State of Wisconsin filed a suit against the registrant in state court in Dane County Circuit Court alleging that the registrant's oriented strand board plant at Hayward, Wisconsin, is in violation of state and federal clean air laws. The plaintiff seeks to require the registrant to correct the alleged violations and also seeks penalties in an unspecified amount. The case was settled in 1993 for $550,000.

          Management of the registrant believes that the outcome of the above matters will not have a materially adverse effect on the consolidated business or financial condition or results of operations of the registrant.


ITEM 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of the registrant's security holders during the fourth quarter of 1993.


Executive Officers of the Registrant

          The following table sets forth the name of each executive officer of the registrant (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), the age of the officer and all positions and offices held with the registrant as of March 16, 1994:

                                   Positions and Offices
        Name         Age          Held with the Registrant
Harry A. Merlo       69      Chairman and President
James Eisses         57      Executive Vice President and General
                             Manager, Northern Division
Ronald L. Paul       50      Vice President, Operations, and General
                             Manager, Southern Division
Melf U. Lorenzen     59      General Manager, Weather-Seal Division
Martin R. Pihl       59      President and General Manager, Ketchikan
                             Pulp Company
Robert M. Simpson    35      General Manager, Western Division
William L. Hebert    43      Treasurer and Chief Financial Officer


          Messrs. Merlo, Eisses, and Paul are also directors of the registrant.

          All executive officers serve at the pleasure of the board of directors. The terms of office for which they are elected run until the next annual meeting of the board of directors, unless earlier removed.

          Except as set forth below, all of the executive officers have served in their present capacities for more than five years. In January 1994, Mr. Eisses became executive vice president; from June 1992 to January 1994, he was vice president, operations; previously he was general manager of L-P's Northern Division, a position he still holds. Mr. Paul became vice president, operations, in January 1994; previously he was general manager of L-P's Southern Division, a position he continues to hold. Prior to assuming his present position in March 1992, Mr. Simpson was president of Tricon Forest Products, Inc., a forest products broker. Mr. Hebert became treasurer and chief financial officer in January 1994; previously he was L-P's controller, finance.


                             PART II


ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

          The common stock is listed on the New York Stock Exchange, the Dow-Jones newspaper quotations symbol is "LaPac," and the ticker symbol is "LPX." Information regarding market prices for the registrant's common stock is included in the following table labeled "High and Low Stock Prices." Holders of the registrant's common stock may automatically reinvest dividends toward purchase of additional shares of the company's common stock. At March 16, 1994, L-P had approximately
24,600 stockholders of record.


LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
HIGH AND LOW STOCK PRICES

                           1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
1993 High                     $39.38        $38.07       $36.38       $42.13
     Low                       29.63         28.75        29.75        30.88

1992 High                      22.34         23.44        25.32        31.50
     Low                       14.59         18.59        20.88        22.25


Information regarding dividends on its common stock declared by the registrant during the past two years is located in the following table.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
QUARTERLY DATA<F2>
(Dollar amounts in millions except per share)

                           1st Quarter   2nd Quarter   3rd Quarter  4th Quarter

1993<F3>
Net sales                       $649.2        $596.6        $629.4       $636.1
Gross profit<F1>                 142.2         105.8          85.4         99.2
Income before taxes              140.3         104.7          84.3         98.3
Income                            87.7          65.7          41.5         59.5
Income per share                   .80           .60           .38          .54
Cash dividends per share           .10           .11           .11          .11


1992

Net sales                       $475.5        $539.1        $641.4       $528.7
Gross profit <F1>                 60.1          74.4          96.5         66.5
Income before taxes               56.7          69.6          92.7         64.0
Net income                        36.0          44.1          55.7         41.1
Net income per share               .34           .40           .52          .37
Cash dividends per share           .09           .10           .10          .10

<F1>          Gross profit is income before taxes and interest.

<F2>          All per share amounts have been retroactively adjusted for a two-for-one stock split paid June 8, 1993.

<F3>          Does not include cumulative effects of accounting changes.

ITEM 6.   Selected Financial Data

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
FINANCIAL SUMMARY
(Dollar amounts in millions except per share)<F2>

Year ended December 31          1993      1992      1991      1990      1989

Summary Income Statement Data:
Net sales                     $2,511.3  $2,184.7  $1,702.1  $1,793.3  $2,009.5
Gross profit<F1>                 432.6     297.5     106.3     144.6     304.1
Interest expense, net              5.0      14.4      18.9       7.6      12.2
Provision for income taxes       173.2     106.2      31.5      45.9      99.3
Income<F3>                       254.4     176.9      55.9      91.1     192.6
Income per share<F3>              2.32      1.63       .52       .82      1.68
Cash dividends per share           .43       .39       .36       .35       .33
Average shares of common stock
  outstanding (thousands)      109,670   108,500   107,980   111,060   114,600

Summary Balance Sheets:

Current assets                $  614.1  $  539.1  $  461.4  $  509.1  $  653.6
Timber and timberlands, at
  cost less cost of timber
  harvested                      673.5     531.2     532.7     518.3     513.0
Property, plant and
  equipment, net               1,145.9   1,070.3   1,066.1   1,036.8     827.0
Investments and other assets      32.8      65.4      46.9      39.9      38.1
                              --------  --------  --------  --------  --------
  Total assets                $2,466.3  $2,206.0  $2,107.1  $2,104.1  $2,031.7
                              ========  ========  ========  ========  ========
Current liabilities           $  317.2  $  295.5  $  259.5  $  195.5  $  180.0
Long-term debt, excluding
  current portion                288.6     386.3     492.7     588.7     529.5
Deferred income taxes and other  289.1     163.2     151.3     153.2     145.7
Stockholders' equity           1,571.4   1,361.0   1,203.6   1,166.7   1,176.5
                              --------  --------  --------  --------  --------
  Total liabilities and
    stockholders' equity       $2,466.3  $2,206.0  $2,107.1  $2,104.1
$2,031.7
                              ========  ========  ========  ========  ========
Key Financial Trends:

Working capital               $  296.9  $  243.6  $  201.9  $  313.6  $  473.6
                              ========  ========  ========  ========  ========
Plant and logging road
  additions                   $  208.4  $  161.4  $  152.3  $  330.4  $  223.1
Timber additions, net             81.5      40.1      49.6      44.4      36.9
                              --------  --------  --------  --------  --------
  Total capital additions     $  289.9  $  201.5  $  201.9  $  374.8  $  260.0
                              ========  ========  ========  ========  ========
Long-term debt as a percent
  of total capitalization          16%       22%       29%       34%       31%


<F1> Gross profit is income before income taxes and interest.

<F2> All per share amounts and numbers of shares have been retroactively adjusted for a two-for-one stock split paid June 8, 1993.

<F3> Does not include cumulative effects of accounting changes.

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                             GENERAL


Building Products

          Continued growth in demand for building products fueled by a gradually improving economy in the United States pushed product prices higher. Tightening timber supplies, due to reductions in federal timber harvest volumes, also contributed to the rise in product prices.

          Interest rates remained very favorable for the housing industry. Housing starts, an important measure of building products demand, rose for the fourth consecutive year totaling
1.285 million housing starts in 1993, a 7 percent increase over 1992. The low interest rate environment continues to benefit the repair and remodelling business as well.

          Export markets for building products were quite weak in 1993 as both the Far East and European economies were slow.


Pulp

          High worldwide inventories of market pulp combined with extremely depressed economic conditions in many of the countries that use market pulp caused the worst pulp market in recent memory. As a result the industry experienced sizable losses and significant downtime.

          The following discussion of L-P's operations and financial condition presents specific highlights, and discusses material changes or trends affecting the results of operations. A thorough review of the table "Financial Summary" in Item 6 and the tables labeled "Sales and Operating Profit by Major Product Group," "Summary of Production Volumes," "Industry Product Price Trends," and "Logs by Source" located in Item 1 will provide a greater understanding of the factors which affect L-P's businesses. Those present, in a tabular format, many of the variables, volumes, operating rates of capacity, representative industry prices, and segment information to enhance the understanding of the financial statements.

                      RESULTS OF OPERATIONS


Building Products

          L-P's building products segment, which in 1993 accounted for 97 percent of total sales, posted a record year, both in terms of sales and profits. Sales in 1993 totalled
$2.4 billion compared with $2.0 billion in 1992 and $1.5 billion in 1991. The record sales in 1993 resulted from higher volumes and prices of nearly every building products category. Particularly strong performers in 1993 were panel products: oriented strand board (OSB), plywood and industrial panel products. Also turning solid sales gains was L-P's Other Building Products category which includes, among other products, engineered wood products: I-joists and laminated veneer lumber. Operating profits also were a record in 1993 totaling
$562 million compared with $364 million in 1992 and $139 million in 1991.

          Operating profits in each of the past three years have increased despite the rising costs of raw materials. Logs purchased in the open market for sawmills and plywood plants have increased 20-30 percent in each of the past three years.
However, purchased wood for L-P's OSB plants has increased 6-8 percent per year in each of the past three years. Sawdust and wood shavings which are the raw materials for industrial panel products have also increased in each of the past three years, primarily due to reductions in sawmill production caused by timber shortages.


Pulp

          Significant downtime in L-P's pulp mills and record low prices resulted in pulp sales for 1993 of only $85 million compared with $185 million in 1992 and $170 million in 1991. L-P's three pulp mills operated at only 37 percent of normal capacity in 1993 due to market related downtime. Operating profits also reflected the conditions in the pulp industry posting a record $59 million loss versus losses of $20 million in 1992 and $3 million in 1991.


                      ENVIRONMENTAL UPDATE

          The greatest challenge confronting L-P today is the ever changing rules and regulations concerning the environment. Our plants face increasingly stringent standards for air and water emissions. Our timberlands are subject to challenges from preservationist groups focused on locking up the nations' timber supply.

          L-P's management is dedicated to meeting these challenges by effectively resolving past environmental issues and committing substantial human and financial resources to its future environmental performance. In 1993, the company spent over $100 million in environmental costs and capital projects. Its actions are overseen by the company's Department of Environmental Affairs and by the Environmental Affairs Committee of the board of directors.

          A few examples of the company's environmental performance in the past several years are: the conversion of the company's Samoa, California pulp mill to a chlorine-free process, thereby eliminating dioxins; L-P's agreement with the Environmental Protection Agency (EPA) to install state-of-the-art regenerative thermal oxidization technology at fifteen of its wood panel plants; and, voluntarily eliminating the practice of clear-cutting on the company's timberlands.

          Although L-P's corporate policy is to comply with all applicable laws, L-P has in the past been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Where the environmental infractions were caused by others, L-P vigorously pursues recovery through legal channels. Listed below are some of the environmental actions recently resolved or currently pending against the company.

          In 1992, as part of as industry-wide inquiry, L-P received notices of violation from the EPA involving fifteen of its wood panel manufacturing facilities. In 1993, L-P reached a precedent-setting settlement which called for L-P to pioneer pollution control technology at these facilities. The agreement also required L-P to pay an $11.1 million fine to EPA. The fine was paid in 1993, but had been substantially accrued for in 1992.

          L-P has been informed that it and one or more of its employees are the subjects of separate federal grand jury investigations regarding air emissions at its Montrose, Colorado, plant and wastewater discharges at its Ketchikan Pulp Company subsidiary's pulp mill. The investigations have not been completed and no charges against the company or any of its employees have been made. Also, Ketchikan Pulp Company is the subject of a civil enforcement action alleging violations of the Clean Water Act and Clean Air Act. Settlement of this action will likely involve fines and future capital expenditures for environmental projects.

          Certain of L-P's plants or properties held for sale are suspected of having substances in the ground and groundwater that are considered pollutants. Under the direction of the company's Department of Environmental Affairs, corrective action or plans for corrective action are underway.

          Management believes that the costs of complying with the above actions will not have a material adverse effect on the business, financial condition or results of operations of the company. Generally, L-P expenses the costs of such actions currently as they become known.

                FINANCIAL POSITION AND LIQUIDITY

          Sales for 1993 totalled a record $2.5 billion compared with $2.2 billion in 1992 and $1.7 billion in 1991. Income before cumulative effects of accounting changes for 1993 was $254.4 million, including a $4.4 million charge related to the 1 percent increase in the federal statutory tax rate used to calculate beginning of the year deferred income taxes, compared with net income of $176.9 million in 1992 and $55.9 million in 1991. The cumulative effects of accounting changes relate to adoption of Financial Accounting Standards Board Statement
No. 109, "Accounting for Income Taxes" which resulted in an after-tax charge of $7.2 million, $.07 per share and Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" which resulted in a net charge of $3.2 million, $.03 per share.

          L-P's financial position and liquidity continues to be among the strongest in the industry. Long-term debt as a percent of total capitalization was only 15.5 percent at December 31, 1993 compared with 22 percent at year end 1992 and 29 percent at year end 1991. The company's ratio of current assets to current liabilities was 1.94 at December 31, 1993, 1.82 at December 31, 1992, and 1.78 at December 31, 1991. Cash and cash equivalents totalled $261.6 million at December 31, 1993, up from $228.1 million at December 31, 1992.

          Record profits in 1993 also resulted in record cash provided from operations of $438.5 million, compared with $360.3 million in 1992 and $250.2 million in 1991. This strong cash flow has allowed the company to invest in environmental projects, added capacity, continued improvement and upgrading of its existing facilities and make investments in timber. It has also allowed the company to make its mandatory debt repayments and consistently increase cash dividends to its stockholders.

          L-P has an unused line of credit with banks totaling
$100 million that is available for general corporate purposes.
It maintains short-term credit ratings of A-1 with Standard &
Poors and D-1 Plus with Duff & Phelps.

          L-P has a stock purchase program whereby at management's discretion the company may purchase 2.2 million shares of L-P stock. The company purchased 200,000 shares of L-P common stock in 1993.

          In 1994, L-P plans capital expenditures of about $325-
350 million. Other cash needs include mandatory debt repayments of $105 million and cash dividends, which at the current dividend rate totals $48 million.

ITEM 8.   Financial Statements and Supplementary Data

          The consolidated financial statements and accompanying notes to financial statements together with the report of independent public accountants are located on the following pages. Quarterly data for the registrant's latest two fiscal years is located in the tables labeled "1993 Quarterly
Data" and "1992 Quarterly Data" in Item 5.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

December 31                                                     1993      1992

Assets
Current Assets:
Cash and cash equivalents                                    $  261.6   $ 228.1
Accounts receivable, less reserves of $1.0 and $1.0             110.9     113.0
Inventories                                                     234.7     192.3
Prepaid expenses                                                  6.9       5.7
                                                             --------  --------
  Total current assets                                          614.1     539.1
Timber and Timberlands, at cost less cost of timber harvested   673.5     531.2
Property, Plant and Equipment, at cost:
Land, land improvements and logging roads,
  net of road amortization                                      143.8     137.8
Buildings                                                       211.1     209.8
Machinery and equipment                                       1,631.6   1,521.5
Construction in progress                                        126.3      75.6
                                                             --------  --------
                                                              2,112.8   1,944.7
Less reserves for depreciation                                 (966.9)   (874.4)
                                                             --------  --------
  Net property, plant and equipment                           1,145.9   1,070.3
Investments and Other Assets                                     32.8      65.4
                                                             --------  --------
  Total Assets                                               $2,466.3  $2,206.0
                                                             ========  ========
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt                            $  105.5   $ 105.4
Short-term notes payable                                         41.7      37.2
Accounts payable and accrued liabilities                        149.2     145.6
Income taxes payable                                             20.8       7.3
                                                             --------  --------
  Total current liabilities                                     317.2     295.5
Long-term Debt, excluding current portion                       288.6     386.3
Deferred Income Taxes                                           264.8     154.5
Other Long-term Liabilities                                      24.3       8.7
Stockholders' Equity:
Common stock, $1 par value, 200,000,000 shares authorized,
  116,937,022 shares issued                                     117.0      58.5
Preferred stock, $1 par value, 15,000,000 shares authorized,
  no shares issued                                                 --        --
Additional paid-in capital                                      431.5     422.5
Retained earnings                                             1,217.2   1,079.3
Less treasury stock, 6,755,938 shares, at cost                  (85.6)    (88.5)
Loans to Employee Stock Ownership Trusts                        (72.5)    (87.0)
Other equity adjustments                                        (36.2)    (23.8)
                                                             --------  --------
  Total stockholders' equity                                  1,571.4   1,361.0
                                                             --------  --------
Total Liabilities and Stockholders' Equity                   $2,466.3  $2,206.0
                                                             ========  ========
See notes to financial statements.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions except per share)

Year ended December 31                              1993       1992      1991
Net Sales                                         $2,511.3   $2,184.7  $1,702.1
                                                  --------   --------  --------
Costs and Expenses:
Cost of sales                                      1,779.9    1,620.5   1,366.3
Depreciation and amortization                        133.0      121.4     114.6
Cost of timber harvested                              50.2       41.6      35.2
Selling and administrative                           115.6      103.7      79.7
Interest income                                       (7.8)      (7.3)    (12.1)
Interest expense, net of capitalized
  interest of $3.5, $4.9 and $12.8                    12.8       21.7      31.0
                                                  --------   --------  --------
    Total costs and expenses                       2,083.7    1,901.6   1,614.7
Income before taxes and cumulative
  effects of accounting changes                      427.6      283.1      87.4
Provision for income taxes                          (173.2)    (106.2)    (31.5)
                                                  --------   --------  --------
Income before cumulative effects of
  accounting changes                                 254.4      176.9      55.9
Cumulative effects of accounting changes,
  net of income taxes of $1.9                        (10.4)        --        --
                                                  --------   --------  --------
Net Income                                        $  244.0   $  176.9   $  55.9
                                                  ========   ========  ========
Earnings per share:
Income before cumulative effects of
  accounting changes                                 $2.32      $1.63      $.52
Cumulative effects of accounting changes              (.09)        --        --
                                                  --------   --------  --------
Net Income                                           $2.23      $1.63      $.52
                                                  ========   ========  ========
Cash Dividends Per Share of Common Stock             $ .43      $ .39      $.36
                                                  ========   ========  ========
Average Shares of Common Stock (thousands)         109,670    108,500   107,980


See notes to financial statements.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)


Year ended December 31                               1993       1992      1991
Cash Flows From Operating Activities:
Net income                                         $ 244.0    $ 176.9    $ 55.9
Adjustments to reconcile income to net cash
  provided by operating activities:
  Cumulative effects of accounting changes            10.4         --        --
  Depreciation, amortization and cost of
    timber harvested                                 183.2      163.0     149.8
  Other non-cash charges                              29.1       29.6      15.0
  Decrease (increase) in receivables                   3.6      (33.3)     (8.5)
  Decrease (increase) in inventories                 (39.7)      (8.0)     36.5
  Decrease (increase) in prepaid expenses             (1.1)        .9       1.4
  Increase (decrease) in accounts payable and
    accrued liabilities                                1.5       22.5      (3.6)
  Increase (decrease) in income taxes payable          9.1       (4.8)      5.3
  Increase (decrease) in deferred income taxes        (1.6)      13.5      (1.6)
                                                   -------    -------   -------
  Net cash provided by operating activities          438.5      360.3     250.2

Cash Flows From Investing Activities:
  Plant, equipment and logging road additions       (208.4)    (161.4)   (152.3)
  Timber and timberland additions, net               (81.5)     (40.1)    (49.6)
  Net book value of plant and equipment sold           4.1       11.4       8.3
  Decrease (increase) in investments and
    other assets                                      32.1      (16.4)     (5.3)
                                                   -------    -------   -------
  Net cash used in investing activities             (253.7)    (206.5)   (198.9)

Cash Flows From Financing Activities:
  New borrowing -- long-term debt                       --         --      30.7
  Increase in short-term notes                          .6        9.6      27.6
  Repayment of long-term debt                       (105.3)     (97.7)    (92.0)
  Cash dividends                                     (47.3)     (42.5)    (38.9)
  Purchase of treasury stock                         (13.8)        --      (3.7)
  Miscellaneous financing activities                  14.5       14.1       6.7
                                                   -------    -------   -------
  Net cash used for financing activities            (151.3)    (116.5)    (69.6)
Net increase (decrease) in cash and
  cash equivalents                                    33.5       37.3     (18.3)
Cash and cash equivalents at beginning of year       228.1      190.8     209.1
                                                   -------    -------   -------
Cash and cash equivalents at end of year           $ 261.6    $ 228.1   $ 190.8
                                                   =======    =======   =======

See notes to financial statements.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts except per share)


Year ended December 31                                1993       1992      1991
Common Stock:
Beginning Balance, 58,457,749, 38,959,366
  and 38,948,331 shares                             $ 58.5     $ 39.0     $38.9
Shares issued, employee stock plans,
  10,762, 20,010 and  11,035 shares                     --         --        .1
Shares issued under stock splits: 2-for-1 in 1993,
  58,468,511 and 3-for-2 in 1992, 19,478,373          58.5       19.5        --
                                                    ------     ------    ------
Ending Balance, 116,937,022, 58,457,749
  and 38,959,366 shares                             $117.0     $ 58.5    $ 39.0
                                                    ======     ======    ======
Additional Paid-In Capital:
Beginning Balance                                   $422.5     $404.5    $402.6
Shares issued for employee stock plans                 9.0       18.0       1.9
                                                    ------     ------    ------
Ending Balance                                      $431.5     $422.5    $404.5
                                                    ======     ======    ======
Retained Earnings:
Beginning Balance                                 $1,079.3   $  964.4  $  947.4
Net income                                           244.0      176.9      55.9
Par value of shares issued in stock splits:
  2-for-1 in 1993 and 3-for-2 in 1992                (58.8)     (19.5)       --
Cash dividends, $.43, $.39 and $.36 per share        (47.3)     (42.5)    (38.9)
                                                  --------   --------  --------
Ending Balance                                    $1,217.2   $1,079.3  $  964.4
                                                  ========   ========  ========
Treasury Stock:
Beginning Balance, 3,848,800, 2,967,831
  and 3,078,183 shares                            $  (88.5)  $ (102.3) $ (105.9)
Reacquisition program, 200,000,
  0 and 100,000 shares                               (13.8)        --      (3.7)
Shares issued under stock splits:
  2-for-1 in 1993, 3,624,075 and
  3-for-2 in 1992, 1,441,916                            --         --       --
Shares reissued under employee stock plans,
  916,937, 560,947 and 210,352 shares                 16.7       13.8       7.3
                                                  --------   --------   --------
Ending Balance, 6,755,938, 3,848,800
  and 2,967,831 shares                            $  (85.6)  $  (88.5) $ (102.3)
                                                  ========   ========  ========
Loans to Employee Stock Ownership Trusts:
Beginning Balance                                 $  (87.0)  $ (101.5) $ (116.0)
Less current year contribution                        14.5       14.5      14.5
                                                  --------   --------  --------
Ending Balance                                    $  (72.5)  $  (87.0) $ (101.5)
                                                  ========   ========  ========
Other Equity Adjustments:
Beginning Balance                                 $  (23.8)  $    (.5) $    (.3)
Marketable equity securities adjustment                (.6)       2.0       1.2
Currency translation adjustment                      (11.8)     (25.3)     (1.4)
                                                  --------   --------  --------
Ending Balance                                    $  (36.2)  $  (23.8) $    (.5)
                                                  ========   ========  ========
See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Presentation

          The consolidated financial statements include the accounts of Louisiana-Pacific Corporation and all of its subsidiaries (L-P), after elimination of intercompany balances and transactions.


Earnings Per Share

          Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. The effect of common stock equivalents is not material.

          All per share amounts and number of shares have been retroactively adjusted for a two-for-one stock split declared on May 4, 1993, for stockholders of record on May 18, 1993. The additional shares were issued on June 8, 1993. In 1992, L-P declared a three-for-two stock split.


Cash and Cash Equivalents

          L-P considers all highly liquid securities with a maturity of three months or less to be cash equivalents. Cash paid during 1993, 1992, and 1991 for interest (net of capitalized interest) was $13.2 million, $21.9 million and $31.2 million. Cash paid during 1993, 1992, and 1991 for income taxes (net of refunds received) was $161.1 million, $93.5 million and $25.3 million.

          At December 31, 1993, Louisiana-Pacific Canada Ltd., a wholly-owned subsidiary of L-P, had restricted cash balances of USD $16.3 million related to loan agreements which require such balances based on changes in the Canadian dollar relative to the U.S. dollar. These balances are interest-bearing to Louisiana-Pacific Canada Ltd. at short-term interest rates.

          The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments.


Inventory Valuation

          Inventories are valued at the lower of cost or market.
Inventory costs include material, labor and operating overhead.
The

NOTES TO FINANCIAL STATEMENTS


LIFO method is used for most log and lumber inventories.
Inventory quantities are determined on the basis of physical inventories, adjusted where necessary for intervening transactions from the date of the physical inventory to the end of the year. The major types of inventories are as follows:


December 31 (in millions)                              1993           1992
Logs                                                 $124.7         $ 89.7
Lumber                                                 67.1           55.6
Panel products                                         31.3           24.9
Other building products                                30.3           26.4
Pulp                                                   26.1           25.6
Other raw materials                                    27.9           20.9
Supplies                                               16.8           16.9
LIFO reserve                                          (89.5)         (67.7)
                                                     ------         ------

  Total                                              $234.7         $192.3
                                                     ======         ======


Timber

          L-P follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Cost of timber harvested includes not only the cost of fee timber but also the amortization of the cost of long-term timber deeds.


Property, Plant and Equipment

          L-P uses the units of production method of depreciation for most machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life.

          Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line rates for the principal classes of property range from approximately 5 percent to 20 percent.

          Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

NOTES TO FINANCIAL STATEMENTS


          L-P capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 1993, 1992, and 1991 was $3.5 million, $4.9 million, and $12.8 million.

          L-P defers start-up costs on major construction projects during the start-up phase and amortizes the deferral over seven years. Start-up costs deferred during 1992 and 1991 were $23.8 million and $17.1 million. No start-up costs were deferred during 1993.


Income Tax Policies

          During the first quarter of 1993, L-P adopted the provisions of Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" (SFAS No. 109), which utilizes the liability method whereby deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates applicable at the balance sheet date. Adoption of this standard resulted in a one-time, after tax charge of $7.2 million or seven cents per share. In addition, inventories, timber and timberlands and property, plant and equipment increased by approximately
$102.9 million. The effect of adopting this standard did not have a material impact on pre-tax income or income tax expense.

NOTES TO FINANCIAL STATEMENTS


          Income before taxes and cumulative effects of accounting changes for the years ended December 31 was taxed under the following jurisdictions:

Year ended December 31 (in millions)                1993      1992    1991
Domestic                                          $416.2    $270.6   $83.1
Foreign                                             11.4      12.5     4.3
                                                  ------    ------   -----

                                                  $427.6    $283.1   $87.4
                                                  ======    ======   =====

          Provision (benefit) for income taxes includes the following:

Year ended December 31 (in millions)                1993      1992    1991
Current tax provision:
U.S. federal                                      $149.5    $ 81.9   $28.1
State and local                                     22.6       9.0     4.5
Foreign                                              2.7       1.8      .5
                                                  ------    ------   -----
Total current tax provision                       $174.8    $ 92.7   $33.1
                                                  ======    ======   =====
Deferred tax provision (benefit):
U.S. federal                                      $  (.2)   $ 12.2   $(1.5)
State and local                                       .1       1.3     (.1)
Foreign                                             (1.5)       --      --
                                                  ------    ------   -----
Total deferred tax provision (benefit)            $ (1.6)   $ 13.5   $(1.6)
                                                  ======    ======   =====

          L-P increased its U.S. deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34 percent to 35 percent effective January 1, 1993. Included in the deferred tax provision is the effect of the 1 percent increase and other tax law changes related to L-P's deferred income tax liability which resulted in a net charge of $4.4 million, or $.04 per share.

NOTES TO FINANCIAL STATEMENTS


          The tax effects of significant temporary differences at December 31, 1993, were as follows:


Year ended December 31 (in millions)                                  1993
Property, plant and equipment                                      $(155.8)
Timber and timberlands                                              (148.6)
Inventories                                                            4.0
Accrued liabilities                                                   16.1
Benefit of foreign NOL carryover                                      10.3
Benefit of foreign ITC carryover                                      65.7
Other                                                                 (1.1)
Valuation allowance                                                  (55.4)
                                                                   -------
                                                                   $(264.8)
                                                                   =======

          L-P's subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$87 million. These credits can be carried forward to offset future tax of LPC. However, these credits expire
C$10 million in 1996, C$5 million in 1997, C$20 million in 1999, C$6 million in 2000 and C$46 million in 2001. In addition, LPC has net operating loss (NOL) carryovers of C$36 million. These NOL carryovers expire C$22 million in 1996, C$5 million in 1997, and C$9 million which will not expire.

          The following table summarizes the differences between the statutory federal and effective tax rate:


Year ended December 31                              1993      1992    1991
Federal tax rate                                      35%       34%     34%
Tax-exempt investment income                          (1)       (1)     (3)
State income taxes                                     4         4       4
Fines                                                  1         1       _
Other                                                  1         _       1
                                                    ----      ----    ----
                                                      40%       38%     36%
                                                    ====      ====    ====


Marketable Securities and Securities Transactions

          The balance sheet caption "Investments and Other
Assets" includes marketable equity securities which are carried at the lower of aggregate quoted market value or cost.
Unrealized losses

NOTES TO FINANCIAL STATEMENTS


on noncurrent marketable equity securities and related income tax effects are accumulated in the other equity adjustment component of stockholders' equity. Realized gains or losses are computed based on actual transaction prices of the securities sold and are reflected in income in the period in which the transaction occurred. At December 31, 1993, the carrying value of these securities approximates the market value.


Foreign Currency Translation

          Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in stockholders' equity.

OTHER NOTES TO FINANCIAL STATEMENTS

Accounts Payable and Accrued Liabilities


December 31 (in millions)                                     1993    1992
Accounts payable                                            $ 78.6  $ 69.9
Salaries and wages payable                                    19.4    19.9
Taxes other than income taxes                                 13.3    10.9
Workers' compensation                                         11.5    11.6
Other accrued liabilities                                     26.4    33.3
                                                            ------  ------

                                                            $149.2  $145.6
                                                            ======  ======

NOTES TO FINANCIAL STATEMENTS

                                                                   Interest Rate at
                                                                      December 31,
Long-Term Debt (in millions)                          12/31/93        1993   1992

Project Bank Financings --
Chetwynd, B.C. pulpmill, payable semi-annually
1994-1996, balance due in 1996, interest rate
variable                                                  4.0%       $ 98.0  $116.0

Nova Scotia fiber gypsum plant, payable in 1997
and 1998, interest rate variable                          2.3          34.7    34.7

Sunpine Forest Products, Sundre, Alberta,
interest rate variable                                   4.15           7.8      --


Project Revenue Bond Financings --

Ketchikan, AK, payable in 1995, interest
rate variable                                             3.8          10.7    10.7

Newberry, MI, payable in 2009, interest
rate variable                                             3.8           7.6     7.6

Two Harbors, MN, payable in 2004, interest
rate variable                                             3.8           8.0     8.0

Wilmington, NC, payable in 1999, interest
rate variable                                             4.3          10.0    10.0

Other, payable in varying amounts 1994-2000,
interest rates fixed                                  6.8-7.0            .7     1.0


Employee Stock Ownership Trust (ESOT) Loans

Hourly ESOT, payable annually 1994-1999,
interest rate fixed                                       8.3          42.5    51.0

Salaried ESOT, payable annually 1994-1999,
interest rate variable                                    3.1          30.0    36.0

Santa Fe Industries, Inc., acquisition debt,
payable semi-annually 1994-1995, interest rate
variable                                                  4.1          36.3   108.7

Other installment notes and contracts, payable
in varying amounts 1994-1999, interest
rates vary                                            4.3-9.0           2.3     2.6
                                                                     ------  ------

                                                                     $288.6  $386.3
                                                                     ======  ======

NOTES TO FINANCIAL STATEMENTS


          The carrying amounts of L-P's long-term debt approximates fair market value since the debt is primarily variable rate debt.

          Debt is generally unsecured except for the Santa Fe Industries debt which is secured by the stock of Kirby Forest Industries, Inc. The Sunpine Forest Products debt is secured by the assets of Sunpine and also guaranteed by L-P. The debt represents 100 percent of Sunpine's obligations, however, L-P Canada Ltd. is a 50 percent joint venture partner. Other installment notes and contracts were incurred primarily through acquisitions of plants and timber.

          Many of L-P's loan agreements contain lender's standard covenants and restrictions. L-P was in compliance with all of the covenants and restrictions of these agreements during 1993 and 1992.

          L-P has a $100 million revolving credit facility with a group of banks. Any borrowings under the credit facility will be due and payable in 1994. The interest rate to be used for the credit line is based on one of three variable interest rate formulas. L-P pays a commitment fee on the unused credit line. There were no borrowings in 1993 or 1992.

          The weighted average interest rate for all debt at December 31, 1993, and 1992 was 4.3 percent and 4.6 percent.
Required repayment of principal for long-term debt is as follows:


Year ended December 31 (in millions)
                  1994                            $105.5
                  1995                              87.7
                  1996                              95.6
                  1997                              20.3
                  1998                              44.4
                  1999 and after                    40.6
                                                  ------

                                                  $394.1
                                                  ======

Retirement Plans

          L-P maintains tax-qualified Employee Stock Ownership Trusts (ESOTs), for salaried and certain hourly employees under which 10 percent and 5 percent, respectively, of the eligible employees' annual earnings is contributed to the plans. Approximately 11,000 L-P employees participate in the ESOTs. Fully funded defined benefit plans also supplement the hourly employees' retirement package.

NOTES TO FINANCIAL STATEMENTS


          ESOT contributions were as follows:


Year ended December 31 (in millions)                1993      1992    1991
Compensation expense                               $18.0     $16.8   $15.5
Interest incurred on ESOT debt                       5.6       7.2     8.9
Less dividends paid on ESOT shares                  (3.5)     (3.7)   (3.9)
                                                   -----     -----   -----
Total contribution                                 $20.1     $20.3   $20.5
                                                   =====     =====   =====

          L-P has a number of pension plans covering its hourly employees. Contributions to its defined benefit plans are based on actuarial calculations of amounts to cover current pension and amortization of prior service cost over periods ranging from 10 to 20 years. Contributions to multi-employer defined benefit plans are specified in applicable collective bargaining agreements.

          The status of L-P administered pension plans are as follows:


December 31 (in millions)                                     1993    1992

Accumulated benefit obligation
  Vested portion                                            $ 86.3  $ 73.1
         Non-vested portion                                    3.3     3.7
                                                            ------  ------
     Total                                                    89.6    76.8
Effect of future compensation                                  9.5     8.5
                                                            ------  ------
Projected benefit obligation                                  99.1    85.3
Plan assets                                                  118.3   114.1
                                                            ------  ------
    Net funded status                                         19.2    28.8
Unrecognized (asset) obligation at transition                (19.2)  (21.6)
Unrecognized prior service                                      .5      .2
Unrecognized net loss in past service                          8.2     1.6
                                                            ------  ------

     Net prepaid pension expense                            $  8.7  $  9.0
                                                            ======  ======


          The actuarial assumptions used to determine pension expense and the funded status of the plans for 1993 and 1992 were: a discount rate on benefit obligations of 7.5 percent in 1993 and 8.75 percent in 1992, a 3.0 percent increase in future compensation levels in 1993 for active participants and
4.0 percent in 1992, and

NOTES TO FINANCIAL STATEMENTS


an 8.75 percent expected long-term rate of return on plan assets in 1993 and 9.5 percent in 1992.

          The assets of the plans at December 31, 1993, and 1992 consist mostly of government obligations, and minor amounts in cash or cash equivalents.

          Pension expense included the following components:


Year ended December 31 (in millions)                1993      1992    1991
Benefits earned by employees                       $ 3.9     $ 3.5   $ 3.5
Interest cost on projected benefit obligation        7.4       6.7     5.3
Return on plan assets                               (9.4)     (9.6)   (7.5)
Net amortization and deferral                       (2.4)     (2.4)   (1.8)
                                                   -----     -----   -----
Net pension income                                   (.5)     (1.8)    (.5)
Contributions to multi-employer pension plans         .6        .6      .4
                                                   -----     -----   -----
Net pension expense (income)                       $  .1     $(1.2)  $ (.1)
                                                   =====     =====   =====

          During the first quarter of 1993, the Company adopted the Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The standard requires employers to record the cost of non-pension retirement benefits during the working years of the employee. Adoption of this standard resulted in a one-time charge of $3.2 million or three cents per share, net of $1.9 million in income taxes, to first quarter 1993 earnings. Additional future costs associated with adopting this new standard are not expected to be material.

          In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Post-employment Benefits." L-P does not generally provide post-employment benefits, and therefore adoption of this statement will not have a material effect on the financial statements.


Stock Options and Plans

          L-P grants options to key employees to purchase L-P common stock. Options are granted at 85 to 100 percent of market price. The options become exercisable 20 percent per year beginning one year after the grant date and expire 10 years after the date of grant. The options outstanding at December 31, 1993, are exercisable 1,397,242 shares in 1994, 614,210 shares in 1995,

595,380 shares in 1996, 143,190 shares in 1997, and 50,640 shares

NOTES TO FINANCIAL STATEMENTS


in 1998.  Shares available for granting of options at December
31, 1993, and 1992 were 596,850 and 798,750.

          Changes during 1993 in options outstanding and exercisable were as follows:


(Dollar amounts in millions except per share)                   Market Value
at
                                                                Date of Grant
or
                                             Option Price       When
Exercisable
                                 Number      Per                  or Exercised
                               of Shares    Share    Total      Share
Total
Options outstanding at
  January 1, 1993              2,885,552    $ 7-20   $32.6     $ 7-23   $57.2
Options granted                  254,200        30     7.6         35     8.9
Options exercised               (289,760)     9-19    (3.9)     30-45   (11.1)
Options canceled                 (49,330)    10-30     (.7)        NA      NA
                               ---------    ------    -----    ------    -----
Options outstanding at
  December 31, 1993            2,800,662    $ 7-30   $35.6     $ 7-35   $55.0
                               =========    ======   =====     ======   =====
Options exercisable
  during 1993                    559,575    $10-20   $ 9.5     $30-35   $22.9
                               =========    ======   =====     ======   =====


          L-P also grants awards under the Louisiana-Pacific Corporation Key Employee Restricted Stock Plan. Shares available for grant at December 31, 1993, were 2,491,500. The shares are issued, at no cost to the employee, only after performance criteria are met. In 1992, the performance criteria was met, and 212,250 shares were issued in 1993. The compensation expense for these shares was recorded in 1992, based on the year-end value, and the additional expense of the value at issuance was recorded in 1993. In 1993, the performance criteria was also met, which resulted in 352,500 shares issued in December of 1993, and 90,000 shares to be issued in 1994. The compensation expense for the shares to be issued in 1994 was recorded in 1993, based on the year-end value.

NOTES TO FINANCIAL STATEMENTS


          Changes during 1993 in the Restricted Stock Plan shares were as follows:


(Dollar amounts in millions except her share)              Market Value at
                                                            Date of Issue
                                              Number       Per
                                            of Shares     Share      Total
Outstanding at January 1, 1993              1,224,750       NA         NA
Granted                                       360,000       NA         NA
Issued                                       (564,750)    37-75      29.2
Canceled                                      (60,000)      NA         NA
                                            ---------
Outstanding at December 31, 1993              960,000       NA         NA
                                            =========

          L-P offers employee stock purchase plans to all employees. Under the plans, employees may subscribe to purchase shares of L-P stock over 24 months at 85 percent of the market price. At December 31, 1993, 517,336 shares and 567,830 shares were subscribed at $29.91 and $19.12 per share under the 1993 and 1992 Employee Stock Purchase Plans. On April 30, 1993, L-P issued 264,165 shares to employees at an average price of $17.35 upon completion of the purchase period for the 1991 Employee Stock Purchase Plan.


Litigation; Environmental Matters

          In 1992, as part of an overall industry inquiry, L-P and Kirby Forest Industries, a wholly owned L-P subsidiary, received notices of violation from the U.S. Environmental Protection Agency (EPA) against fifteen of its manufacturing facilities. During 1993, L-P reached a precedent-setting environmental settlement with the EPA, which called for L-P and Kirby Forest Industries to pioneer pollution control technology for the entire wood panel products industry. The agreement also required L-P to pay an $11.1 million civil penalty to the Federal government. The payment was made on November 1, 1993, but had been substantially accrued for 1992.

          L-P has been informed that it and one or more of its employees are the subjects of separate federal grand jury investigations regarding air emissions at its Montrose, Colorado, plant and wastewater discharges at its Ketchikan Pulp Company subsidiary's pulp mill. The investigations have not been completed and no charges against the company or any of its employees have been made. Also, Ketchikan Pulp Company is the subject of a civil enforcement action alleging violations of the Clean Water Act and

NOTES TO FINANCIAL STATEMENTS


Clean Air Act. Settlement of this action will likely involve fines and future capital expenditures for environmental projects.

          Certain of L-P's plant sites are suspected of having substances in the ground or in the groundwater that are considered pollutants. Under the direction of the company's Department of Environmental Affairs, corrective action or plans for corrective action are underway. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels.

          In 1991, L-P reached an agreement with the EPA relating to past violations of wastewater discharge limits from L-P's Samoa, California pulpmill. The amount of the settlement was $3 million, which L-P expensed in the second quarter of 1991.

          Although L-P's corporate policy is to comply with all applicable laws, the company has in the past been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Also, the items discussed above could result in fines or penalties against the company. However, management believes that any fines or penalties resulting from the matters discussed above will not have a material adverse effect on the business, financial position or results of operations of L-P.


Other Matters

          L-P and its subsidiaries are party to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position or results of operations of L-P.


Commitments; Timber Cutting Contracts

          L-P is obligated to purchase timber under cutting contracts, primarily with the U.S. Forest Service, which extend to 2004.

NOTES TO FINANCIAL STATEMENTS


          The table below presents L-P's best estimate of its commitment under timber cutting contracts.


Year ended December 31 (in millions)
                  1994                            $  7.4
                  1995                               3.1
                  1996                               5.4
                  1997                               5.8
                  1998                                .7
                  1999 and after                   170.4
                                                   -----

                                                  $192.8
                                                  ======

Leases

          The table below presents L-P's future minimum rental payments under non-cancelable operating leases.


Year ended December 31 (in millions)
                    1994                          $  5.1
                    1995                             3.4
                    1996                             1.8
                    1997                             1.3
                    1998                              .6
                    1999 and after                   1.0
                                                   -----

                                                  $ 13.2
                                                   =====

          Payments under all operating leases that were charged to rental expense during 1993, 1992, and 1991 were $7.1 million, $8.7 million and $6.8 million.


Other

          During 1994, L-P plans expenditures of about
$325-350 million for plant additions and improvements, timber and logging roads.

NOTES TO FINANCIAL STATEMENTS


Industry Segment Information

          L-P operates in two major industry segments. The major products included in each segment are detailed further on page 5. Intersegment sales are chips transferred from company-owned building products plants to company-owned pulp mills. All transfers are made at prevailing market prices. Timber and related assets and capital expenditures for such assets have not been allocated to the industry segments as these are a prime source of raw materials for both segments. The cost of logs delivered to the plants and residual fibers are included in the operating results of the segments.

          Export sales were primarily to customers in the Far
East, Europe and Canada.

NOTES TO FINANCIAL STATEMENTS


Information about L-P's industry segments is as follows:

Year ended December 31 (in millions)            1993     1992     1991
Total sales
  Building products                             $2,434   $2,013   $1,547
  Pulp                                              85      185      170
  Intersegment sales to pulp                        (8)     (13)     (15)
                                                ------   ------   ------
  Total sales                                   $2,511   $2,185   $1,702
                                                ======   ======   ======
Operating profit (loss)
  Building products                             $  562   $  364   $  139
  Pulp                                             (59)     (20)      (3)
                                                ------   ------   ------
Total operating profit                             503      344      136
                                                ------   ------   ------
Unallocated expense, net                           (70)     (47)     (30)
Interest expense, net                               (5)     (14)     (19)
                                                ------   ------   ------
Income before taxes                             $  428   $  283   $   87
                                                ======   ======   ======
Identifiable assets
  Building products                             $1,040   $  934   $  889
  Pulp                                             423      403      400
  Timber,timberlands,logging equipment and roads   710      568      577
  Unallocated assets                               293      301      241
                                                ------   ------   ------
Total assets                                    $2,466   $2,206   $2,107
                                                ======   ======   ======
Depreciation,amortization and cost of timber harvested
    Building products                           $  157   $  137   $  127
    Pulp                                            21       22       18
Capital expenditures
    Building products                              144       90       47
    Pulp                                            46       33       80
  Timber,timberlands,logging equipment and roads   118       62       73

Information about L-P's geographic segments is as follows:

Year ended December 31 (in millions)            1993     1992     1991
Total sales
  U.S.                                          $2,482   $2,153   $1,685
  Canada                                            83       71       40
  Intersegment sales to U.S.                       (54)     (39)     (23)
                                                ------   ------   ------
  Total sales                                   $2,511    $2,185  $1,702
                                                ======   ======   ======
Export sales (included above)                   $  252   $  339   $  315
                                                ======   ======   ======
Operating profit (loss)
  U.S.                                          $  479   $  324   $  138
  Canada                                            24       20       (2)
                                                ------   ------   ------
Total operating profit                          $  503   $  344   $  136
                                                ======   ======   ======
Identifiable assets
  U.S.                                          $2,116   $1,911   $1,826
  Canada                                           341      295      281
  Mexico                                             9       --       --
                                                ------   ------   ------
Total assets                                    $2,466   $2,206   $2,107
                                                ======   ======   ======

Report of Independent Public Accountants

          To the Stockholders and Board of Directors of Louisiana-Pacific Corporation:

          We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1993, and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

          As discussed in the notes to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and post-retirement benefits other than pensions.

Arthur Andersen & Co.
Portland, Oregon
February 4, 1994


Report of Management

          The management of Louisiana-Pacific Corporation has prepared the consolidated financial statements and related financial data contained in this Report. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and by necessity include some amounts determined using management's best judgments and estimates with appropriate consideration to materiality. Management is responsible for the integrity and objectivity of the financial statements and other financial data included in the report. To meet this responsibility management maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that accounting records are reliable. Management supports a program of internal audits and internal accounting control reviews to provide assurance that the system is operating effectively.

          The Board of Directors pursues its responsibility for reported financial information through its Audit Committee, composed of five outside directors. The Audit Committee meets periodically with management, the internal auditors and the independent public accountants to review the activities of each.


/s/  HARRY A. MERLO

Chairman and President


/s/  WILLIAM L. HEBERT

Treasurer and Chief Financial Officer


February 4, 1994


ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.


                            PART III


ITEM 10.  Directors and Executive Officers of the Registrant

          Information regarding the directors of the registrant is incorporated herein by reference to the material included under the caption "Item 1--Election of Directors" and "General" in the definitive proxy statement to be filed by the registrant for its 1994 annual meeting of stockholders (the "1994 Proxy Statement"). Information regarding the executive officers of the registrant is located in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation

          Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option/SAR Exercises in Last Fiscal year and Fiscal year-End Options/SAR Values," and "Director's Compensation," in the 1994 Proxy Statement.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

          Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common
Stock" in the 1994 Proxy Statement.


ITEM 13.  Certain Relationships and Related Transactions

          Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation" and "Management Transactions" in the 1994 Proxy Statement.


                             PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


A.   Financial Statements and Financial Statement Schedules

          The financial statements included in this report and the financial statement schedules filed as part of this report are listed in the accompanying index to financial statements and schedules.


B.   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1993.


C.   Exhibits

          The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index. Each management contract or compensatory plan or arrangement is identified in the index.

                           SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific
Corporation, a Delaware corporation (the "registrant"), has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     March 29, 1994      LOUISIANA-PACIFIC CORPORATION
                                      (Registrant)



                                 /s/ WILLIAM L. HEBERT
                              William L. Hebert
                              Treasurer


            ________________________________________


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                          Signature and Title



March 29, 1994                   /s/ HARRY A. MERLO
                              Harry A. Merlo
                              Chairman, President and Director
                              (Principal Executive Officer)



March 29, 1994                   /s/ JAMES EISSES
                              James Eisses
                              Executive Vice President and
Director



March 29, 1994                   /s/ WILLIAM L. HEBERT
                              William L. Hebert
                              Treasurer
                              (Principal Financial Officer)

Date                          Signature and Title



March 29, 1994                   /s/ JAMES F. ELLISOR
                              James F. Ellisor
                              Controller, Operations
                              (Principal Accounting Officer)



March 29, 1994                   /s/ PIERRE S. DU PONT IV
                              Pierre S. du Pont IV
                              Director



March 29, 1994                   /s/ BONNIE F. GUITON
                              Bonnie F. Guiton
                              Director



March 29, 1994                   /s/ DONALD R. KAYSER
                              Donald R. Kayser
                              Director



March 29, 1994                   /s/ FRANCINE I. NEFF
                              Francine I. Neff
                              Director



March 29, 1994                   /s/ CHARLES E. YEAGER
                              Charles E. Yeager
                              Director

         LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Financial Statements:

     Consolidated Balance Sheets--December 31, 1993, and
     1992.

     Consolidated Statements of Income--years ended
     December 31, 1993, 1992, and 1991.

     Consolidated Statements of Cash Flows--years ended
     December 31, 1993, 1992, and 1991.

     Consolidated Statements of Stockholders' Equity--years ended December 31, 1993, 1992, and 1991.

     Notes to Financial Statements.

     Report of Independent Public Accountants.


Financial Statement Schedules:

     Report of Independent Public Accountants Covering
     Financial Statement Schedules

     V    -   Property, Plant and Equipment

     VI   -   Accumulated Depreciation, Depletion
              and Amortization of Property, Plant
              and Equipment

     IX   -   Short-Term Borrowings

     X    -   Supplementary Income Statement
              Information


All other financial statement schedules are omitted because they are not applicable or not required.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Louisiana-Pacific
Corporation:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 4, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes and postretirement benefits other than pensions. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index to financial statements and schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN & CO.



Portland, Oregon
February 4, 1994

              LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                       PROPERTY, PLANT AND EQUIPMENT
                                SCHEDULE V
                       (Dollar Amounts in Millions)

                                                                              Amortization
                                                                           and cost of timber
                                  Balance at                               harvested credited                Balance
                                   beginning     Additions     Sales and     to assets and        Other      at end
        Classification             of period      at cost     retirements  charged to income   Adjustments  of period
- -------------------------------  ------------   -----------   -----------  ------------------  -----------  --------
1991
Property, plant and
equipment at cost:
  Land, improvements and
    logging roads                 $   130.1      $    25.9    $    (0.2)        $   (19.3)     $    (0.1)   $   136.4
  Buildings                           166.5           39.1         (1.0)              ---            ---        204.6
  Machinery and equipment           1,278.3          244.5        (36.5)              ---            ---      1,486.3
  Construction in progress            198.8         (157.2)         ---               ---            ---         41.6
                                    -------       --------      --------         ---------      --------     --------
                                    1,773.7          152.3        (37.7)            (19.3)          (0.1)     1,868.9
Timber and timberlands
  at cost less cost of
  timber harvested                    518.3           49.6          ---             (35.2)           ---        532.7
                                    -------       --------      --------         ---------       -------      -------
                                   $2,292.0      $   201.9     $  (37.7)        $   (54.5)     $    (0.1)    $2,401.6
                                    =======       ========      ========         =========      ========      =======

1992
Property, plant and
equipment at cost:
  Land, improvements and
    logging roads                 $   136.4      $    25.8      $  (1.7)        $   (22.2)     $    (0.5)    $  137.8
  Buildings                           204.6           11.8         (2.8)              ---           (3.8)       209.8
  Machinery and equipment           1,486.3           89.8        (32.6)              ---          (22.0)     1,521.5
  Construction in progress             41.6           34.0          ---               ---            ---         75.6
                                    -------        -------       --------         ---------      --------     -------
                                    1,868.9          161.4        (37.1)            (22.2)         (26.3)     1,944.7
Timber and timberlands
  at cost less cost of
  timber harvested                    532.7           40.1          ---             (41.6)           ---        531.2
                                    -------        -------       --------         ---------      --------     -------
                                   $2,401.6      $   201.5      $ (37.1)        $   (63.8)     $   (26.3)    $2,475.9
                                    =======       ========       ========         =========      ========     =======

1993
Property, plant and
equipment at cost:
  Land, improvements and
    logging roads                 $   137.8      $   27.5       $  (1.8)         $  (21.8)      $    2.1     $  143.8
  Buildings                           209.8            5.5         (3.9)              ---           (0.3)       211.1
  Machinery and equipment           1,521.5          127.5        (20.6)              ---            3.2      1,631.6
  Construction in progress             75.6           47.9          ---               ---            2.8        126.3
                                    -------        -------       -------           -------        -------      -------
                                    1,944.7          208.4        (26.3)            (21.8)           7.8      2,112.8
Timber and timberlands
  at cost less cost of
  timber harvested                    531.2           81.5         (0.3)            (50.2)         111.3        673.5
                                    -------        -------       -------          -------        -------      -------
                                   $2,475.9       $  289.9      $ (26.6)         $  (72.0)      $  119.1<F1> $2,786.3
                                    =======        =======       =======           =======        =======     =======


<F1> 1993 other adjustments includes entries made for adoption of SFAS No. 109, "Accounting for Income Taxes."


            LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                       ACCUMULATED DEPRECIATION
                 OF PROPERTY, PLANT AND EQUIPMENT <F1>
                              SCHEDULE VI
                     (Dollar Amounts in Millions)

                                                   Additions
                                   Balance at      charged to                                   Balance
                                    beginning      costs and      Sales and       Other         at end
        Classification              of period       expenses     retirements   Adjustments    of period
- -------------------------------   --------------  -----------    -----------  -------------  -----------
1991
Land improvements                     $ 29.8        $  3.7         $ (0.1)       $  ---        $ 33.4
Buildings                               71.1           7.5           (0.6)          ---          78.0
Machinery and equipment                636.0          84.1          (28.7)          ---         691.4
                                       -----         -----          ------        -----         -----
                                      $736.9        $ 95.3         $(29.4)       $  0.0        $802.8
                                       =====         =====          ======         ====         =====

1992
Land improvements                     $ 33.4        $  3.8         $ (0.5)       $ (0.1)       $ 36.6
Buildings                               78.0           8.8           (1.2)         (0.2)         85.4
Machinery and equipment                691.4          86.6          (24.0)         (1.6)        752.4
                                       -----         -----          ------        ------        -----
                                      $802.8        $ 99.2         $(25.7)       $ (1.9)       $874.4
                                       =====         =====          ======        ======        =====

1993
Land improvements                     $ 36.6        $  4.3         $ (1.0)       $   ---       $ 39.9
Buildings                               85.4           9.5           (3.1)          (0.3)        91.5
Machinery and equipment                752.4          97.4          (18.1)           3.8        835.5
                                       -----         -----          -------       -------       -----
                                      $874.4        $111.2         $(22.2)       $   3.5       $966.9
                                       =====         =====          ======        =======       =====


NOTES:


<F1>  Reference is made to the notes to financial statements entitled "Property, Plant and Equipment
      Policies" and "Income Tax Policies" for accounting practices concerning depreciation.  Depreciation charged to income is shown in Schedule X.


             LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                      SHORT - TERM BORROWINGS <F1>
                               SCHEDULE IX
                      (Dollar Amounts in Millions)

                                                                    Maximum            Average       Weighted
                                                                     amount             amount        average
                                                   Weighted       outstanding       outstanding    interest rate
Category of aggregate              Balance at       average        during the        during the      during the
short-term borrowings            end of period   interest rate       period          period <F2>     period <F2>
- ---------------------            --------------  --------------    ----------      -------------    -----------
1991
Short-term borrowings                 $27.6             5.2%       $27.6               $11.7          6.1%


1992
Short-term  borrowings                $37.2             3.9%       $37.5               $37.1          4.6%


1993
Short-term  borrowings                $41.7             4.0%       $41.7               $37.6          3.9%





NOTES:


<F1>  Short-term borrowings were incurred in varying amounts and maturities at the interest rate prevailing at the time of sale.

<F2>  The average amount outstanding and weighted average interest rate during the period is based on the balance and interest rates outstanding each day.


             LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
               SUPPLEMENTARY INCOME STATEMENT INFORMATION
                               SCHEDULE X
                      (Dollar Amounts in Millions)



                                      1991          1992          1993
                                   ----------    ----------    ----------
Maintenance and repairs              $120.1        $140.4        $138.9
                                      =====         =====         =====


Depreciation and amortization        $114.6        $121.4        $133.0

Cost of timber harvested               35.2          41.6          50.2
                                      -----         -----         -----
                                     $149.8        $163.0        $183.2
                                      =====         =====         =====


Taxes, other than payroll and
income taxes:

  Real and personal property         $ 18.2        $ 19.8        $ 20.9

  Other                                 5.6           5.3           7.0
                                      -----         -----         -----
                                     $ 23.8        $ 25.1        $ 27.9
                                      =====         =====         =====


                              EXHIBIT INDEX



On written request, the registrant will furnish to any record holder or beneficial holder of the registrant's common stock any exhibit to this report upon the payment of a fee equal to the registrant's costs of copying such exhibit plus postage. Any such request should be sent to: Pamela A. Selis, Director of Corporate Communications, Louisiana-Pacific Corporation,
111 S.W. Fifth Avenue, Portland, Oregon 97204.


Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.


                                                        Sequential
Exhibit               Description of Exhibit           Page Number


3.A Restated Certificate of Incorporation of the registrant as amended to date. Incorporated by reference to Exhibit 3(a) to the registrant's
        Form 10-Q report for the second quarter of 1993.


3.B     Bylaws of the registrant as amended to date.
        Incorporated by reference to Exhibit 3(b) to the registrant's Form 10-Q report for the second quarter of 1993.


4.A     The registrant's secured note dated
        December 22, 1986, in the principal amount of $290,000,000 payable to Santa Fe Industries,
        Inc. Incorporated by reference to Exhibit 2.B to the registrant's Form 8-K report dated as of December 22, 1986 (File No. 1-7107).


4.B     Amendment No. 1 to Secured Note (Exhibit 4.A).
        Incorporated by reference to Exhibit 4.B to the registrant's Form 10-K report for 1988.


4.C     Rights Agreement as Restated as of February 3,
        1991, between the registrant and First Chicago
        Trust Company of New York as Rights Agent.
        Incorporated by reference to Exhibit 4 to the registrant's Form 8-K report dated as of March 18, 1991.


        Pursuant to Item 601 (b)(4)(iii) of
        Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at December 31, 1993. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange
        Commission upon request.

                                                        Sequential
Exhibit  Description of Exhibit                        Page Number

10.A    The registrant's 1984 Employee Stock Option
        Plan as amended to date. Incorporated by reference to Exhibit 10.B to the registrant's
        Form 10-K report for 1989.*


10.B    The registrant's 1991 Employee Stock Option
        Plan.  Incorporated by reference to
        Exhibit 10.B to the registrant's Form 10-K report for 1990.*


10.C 1992 Non-Employee Director Stock Option Plan and Related Form of Option Agreement. Incorporated by reference to Exhibit 10.C to the registrant's
        Form 10-K report for 1992.*


10.D Deferred cash bonus agreement dated May 5, 1986, between the registrant and Harry A.
        Merlo; and deferred cash bonus agreement dated February 2, 1987, between the registrant and Harry A. Merlo. Incorporated by reference to Exhibit 10.D to the registrant's Form 10-K report for 1986
        (File No. 1-7107).*


10.E    Louisiana-Pacific Corporation Directors'
        Deferred Compensation Plan. Incorporated by reference to Exhibit 10.F to the regi-strant's Form 10-K report for 1986 (File
        No. 1-7107).*


10.F(1) Share Purchase Agreement dated as of
        December 3, 1986, between Santa Fe
        Industries, Inc., and the registrant.
        Incorporated by reference to Exhibit 2.A to the registrant's Form 8-K report dated as of December 22, 1986 (File No. 1-7107).


10.F(2) Pledge Agreement dated December 22, 1986, between the registrant and Santa Fe
        Industries, Inc. Incorporated by reference to Exhibit 2.C to the registrant's Form 8-K report dated as of December 22, 1986 (File
        No. 1-7107).


10.F(3) Amendment No. 1 to Pledge Agreement
        (Exhibit 10.F(2)). Incorporated by reference to Exhibit 10.F(3) to the registrant's
        Form 10-K report for 1988.


10.G(1) Agency Agreement dated as of December 22,
        1986, among the registrant and ten banks, including Morgan Guaranty Trust Company of
        New York as administrative agent. Incorpor-ated by reference to Exhibit 10.H(2) to the registrant's Form 10-K report for 1986
        (File No. 1-7107).

                                                             Sequential
Exhibit  Description of Exhibit                                Page Number

10.G(2) Amendment No. 1 to Agency Agreement
        (Exhibit 10.G(1)). Incorporated by reference to Exhibit 10.G(2) to the registrant's
        Form 10-K report for 1988.


10.H(1) The registrant's Key Employee Restricted
        Stock Plan as amended.  Incorporated by
        reference to Exhibit 10.H(1) to the
        registrant's Form 10-K report for 1990.*


10.H(2) Form of Restricted Stock Award Agreement under Exhibit 10.H(1). Incorporated by reference to Exhibit 10.H(2) to the registrant's Form 10-K report for 1992.*


10.I Lease and Option to Purchase between the registrant as Lessor and Harry A. Merlo as Lessee, as amended. Incorporated by reference to Exhibit 10.I to the regi-strant's Form 10-K report for 1988.


10.J    Distribution Agreement dated as of May 23,
        1988, between the registrant and Fibreboard
        Corporation.  Incorporated by reference to
        Exhibit 2.B to the registrant's Form 8-K report dated as of May 23, 1988.


10.K    The registrant's Supplemental Benefits
        Plan.  Incorporated by reference to
        Exhibit 10.K to the registrant's Form 10-K report for 1989.*


11      Louisiana-Pacific Corporation and Subsi-                52
        diaries:  Calculation of Net Income Per
        Share For the Year Ended December 31, 1993.


21      List of subsidiaries of the registrant.                 53


23      Consent of Independent Public Accountants.              54