Form 10-Q
period 1994-03-31
LOUISIANA PACIFIC CORP
filed 1994-05-13
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                  For Quarterly Period Ended March 31, 1994
                       Commission File Number 1-7107


                       LOUISIANA-PACIFIC CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                               93-0609074
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)


                 111 S. W. Fifth Avenue, Portland, Oregon 97204-3699 (Address of principal executive offices) (Zip Code)


     Registrant's telephone number, including area code:  (503) 221-0800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 110,075,073 shares of Common Stock, $1 par value, outstanding as of March 31, 1994.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Summary Statements of Income
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)

Three Months Ended March 31,                                  1994        1993
                                                           -------     -------
Net sales                                                 $  698.0    $  649.2
                                                           -------     -------
Costs and expenses:
Cost of sales                                                486.7       437.2
Depreciation and cost of timber harvested                     44.6        39.7
Selling and administrative                                    27.5        30.1
Interest expense                                               2.6         3.8
Interest income                                               (1.9)       (1.9)
                                                           -------     -------
Total costs and expenses                                     559.5       508.9
                                                           -------     -------
Income before taxes and cumulative effects
  of accounting changes                                      138.5       140.3
Provision for income taxes                                   (53.3)      (52.6)
                                                           -------     -------
Income before cumulative effects of
  accounting changes                                          85.2        87.7

Cumulative effects of accounting changes,
  net of income taxes of $1.9                                  ---       (10.4)
                                                           -------     -------

Net income                                                $   85.2    $   77.3
                                                           =======     =======

Earnings per share:
Income before cumulative effects of
  accounting changes                                      $    .77    $    .80
Cumulative effects of accounting changes                       ---        (.09)
                                                           -------     -------

Net income                                                $    .77    $    .71
                                                           =======     =======
Cash dividends per share                                  $    .11    $    .10
                                                           =======     =======

Consolidated Summary Balance Sheets
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)



                                                          Mar. 31,    Dec. 31,
                                                              1994        1993
                                                           -------     -------
Cash and cash equivalents                                 $  243.1    $  261.6
Accounts receivable                                          171.4       110.9
Inventories                                                  253.4       234.7
Prepaid expenses                                              12.6         6.9
                                                           -------     -------
     Total current assets                                    680.5       614.1
                                                           -------     -------
Timber and timberlands                                       677.5       673.5
Property, plant and equipment                              2,152.3     2,112.8
Less reserves for depreciation                              (997.6)     (966.9)
                                                           -------     -------
Net property, plant and equipment                          1,154.7     1,145.9
Investments and other assets                                  32.1        32.8
                                                           -------     -------
     Total assets                                         $2,544.8    $2,466.3
                                                           =======     =======

Current portion of long-term debt                         $  106.6    $  105.5
Short-term notes payable                                      45.8        41.7
Accounts payable and accrued liabilities                     163.2       149.2
Income taxes payable                                          68.0        20.8
                                                           -------     -------
     Total current liabilities                               383.6       317.2
                                                           -------     -------
Long-term debt                                               236.5       288.6
Deferred income taxes                                        264.8       264.8
Other long-term liabilities                                   29.1        24.3

Stockholders' equity:
Common Stock                                                 117.0       117.0
Additional paid-in-capital                                   434.5       431.5
Retained earnings                                          1,290.3     1,217.2
Loans to Employee Stock Ownership Trusts                     (68.9)      (72.5)
Treasury stock                                               (91.9)      (85.6)
Other equity transactions                                    (50.2)      (36.2)
                                                           -------     -------
     Total stockholders' equity                            1,630.8     1,571.4
                                                           -------     -------
     Total liabilities and equity                         $2,544.8    $2,466.3
                                                           =======     =======

Consolidated Summary Statements of Cash Flows
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)



Three Months Ended March 31,                                  1994        1993
                                                           -------     -------
Cash flows from operating activities:
Net income                                                $   85.2    $   77.3
  Cumulative effects of accounting changes                     ---        10.4
  Depreciation, amortization and depletion                    44.6        39.7
  Other non-cash charges                                       7.3        12.5
  Decrease (increase) in working capital                     (23.7)       31.5
  Increase in deferred income taxes                            ---          .1
                                                           -------     -------
     Net cash provided by operating activities               113.4       171.5
                                                           -------     -------
Cash flows from investing activities:
  Plant, equipment and logging road additions, net           (54.0)      (38.5)
  Timber and timberland additions                            (16.7)      (17.7)
  Decrease in investments and other assets                      .6         8.6
                                                           -------     -------
     Net cash used in investing activities                   (70.1)      (47.6)
                                                           -------     -------
Cash flows from financing activities:
  New borrowing                                                 .6         ---
  Repayment of long-term debt                                (51.4)      (51.1)
  Cash dividends                                             (12.1)      (11.0)
  Increase in short-term notes payable                         4.1         ---
  Purchase of treasury stock                                  (7.5)      (10.8)
  Miscellaneous financing activities                           4.5        (5.2)
                                                           -------     -------
     Net cash used in financing activities                   (61.8)      (78.1)
                                                           -------     -------
Net increase (decrease) in cash and cash equivalents         (18.5)       45.8
Cash and cash equivalents at beginning of year               261.6       228.1
                                                           -------     -------
Cash and cash equivalents at end of period                $  243.1    $  273.9
                                                           =======     =======

Consolidated Statements of Stockholders' Equity
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)

                                      Three Months Ended            Year Ended
                                          March 31, 1994     December 31, 1993
                                       -----------------     -----------------
                                         Shares   Amount       Shares   Amount
Common Stock:                           -------  -------      -------  -------
Beginning Balance                   116,937,022  $ 117.0   58,457,749  $  58.5
Shares issued for employee
  stock plans                               ---      ---       10,762      ---
Shares issued under 2-for-1
  stock split                               ---      ---   58,468,511     58.5
                                        -------  -------      -------  -------
Ending Balance                      116,937,022  $ 117.0  116,937,022  $ 117.0
                                    ===========  =======  ===========  =======
Additional Paid-in-Capital:
Beginning Balance                                $ 431.5               $ 422.5
Shares issued for employee
   stock plans                                       3.0                   9.0
                                                 -------               -------
Ending Balance                                   $ 434.5               $ 431.5
                                                 =======               =======
Retained Earnings:
Beginning Balance                               $1,217.2              $1,079.3
Net income                                          85.2                 244.0
Par value of shares issued in
  2-for-1 stock split                                ---                 (58.8)
Cash dividends, $.11 and $.43
  per share                                        (12.1)                (47.3)
                                                 -------               -------
Ending Balance                                  $1,290.3              $1,217.2
                                                 =======               =======
Loans to ESOTs:
Beginning Balance                                $ (72.5)              $ (87.0)
Less accrued contribution                            3.6                  14.5
                                                 -------               -------
Ending Balance                                   $ (68.9)              $ (72.5)
                                                 =======               =======
Treasury stock:
Beginning Balance                     6,755,938  $ (85.6)   3,848,800  $ (88.5)
Reacquisition program                   204,500     (7.5)     200,000    (13.8)
Shares issued under 2-for-1
  stock split                               ---      ---    3,624,075      ---
Shares reissued under employee
  stock plans                           (98,489)     1.2     (916,937)    16.7
                                        -------  -------      -------  -------
Ending Balance                        6,861,949  $ (91.9)   6,755,938  $ (85.6)
                                      =========  =======    =========  =======
Other Equity Adjustments:
Beginning Balance                                $ (36.2)              $ (23.8)
Marketable equity securities
  adjustment                                         ---                   (.6)
Currency translation adjustment                    (14.0)                (11.8)
                                                 -------               -------
Ending Balance                                   $ (50.2)              $ (36.2)
                                                 =======               =======

Notes To Financial Statements
Louisiana-Pacific Corporation and Subsidiaries


         1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1993 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.

         2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (110,200,000 in 1994 and 109,670,000 in 1993). The effect of common stock equivalents is not material. The number of shares and per share data have been retroactively adjusted for stock splits.

         3. The effective income tax rate is based on estimates of annual amounts of taxable income, foreign sales corporation income and other factors. These estimates are updated quarterly.

         4. Determination of interim LIFO inventories requires estimates of year-end inventory quantities and costs. These estimates are revised quarterly and the estimated annual change in the LIFO inventory reserve is expensed over the remainder of the year.

         5. The cumulative effects of accounting changes relate to the adoption of two Financial Accounting Standards Board Statements during the first quarter of 1993. Adoption of Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" resulted in a charge of $3.2 million or three cents per share, net of $1.9 million in income taxes. Adoption of Statement No. 109 "Accounting for Income Taxes" resulted in a charge of $7.2 million or six cents per share.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation.

Management's Discussion and Analysis

         Sales for the first quarter of 1994 were $698.0 million compared with $649.2 million in the first quarter of 1993. The registrant operates in two segments: building products and pulp, with building products being the most dominant segment by far. Building products sales in the first quarter of 1994 were $664.9 million versus $621.1 million in the first quarter of 1993.

         The increase in building products sales during the first quarter of 1994 is a result of improved lumber sales due to higher sales realizations, but lower volumes. Structural panel sales also improved with higher volumes, but lower sales realizations. Industrial panel and engineered wood products showed strong volume and sales realization improvements.

         As a result of these changes in sales volumes and realizations and increased costs, primarily log costs, building products operating profits were $166.5 million in the first quarter of 1994 compared to $176.3 million in the first quarter of 1993. In April 1994, sales of building products began to slow as a result of uncertainty about the effects of rising interest rates on demand for housing and construction.

         Sales for the pulp segment in the first quarter of 1994 were $33.1 million compared with $28.1 million in the first quarter of 1993. The increase was due primarily to better volumes and prices at the registrant's Chetwynd, B.C., Canada pulp mill. Pulp sales prices have fallen substantially due to weak demand and oversupply world-wide. As a result, the registrant has elected to take downtime at its pulp mills and will likely do so from time to time in the future until the market improves. During the first quarter of 1994, paper pulp prices improved slightly. As a result, operating losses from the pulp segment have improved to $10.0 million in the first quarter of 1994 compared to $17.1 million in the first quarter of 1993.

         Key segment information, production volumes, and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Group," "Operating Volume," and "Industry Product Price Trends."

         Income before cumulative effects of accounting changes for the first quarter of 1994 was $85.2 million, or $.77 per share, compared with $87.7 million, or $.80 per share, in the first quarter of 1993. During the first quarter of 1993, the registrant adopted two new accounting standards, which resulted in a net charge of $10.4 million or $.09 per share.

         Interest expense was $2.6 million in the first quarter of 1994 compared with $3.8 million in the first quarter of 1993 reflecting lower debt and lower interest rates.

         The strong earnings produced $113.4 million in cash from operating activities in the first quarter of 1994. However, increases in receivables and inventories caused a decrease compared with $171.5 million in the first quarter of 1993. In the first quarter of 1994, cash uses included plant and timber additions of $70.7 million, $51.4 million in loan repayments, $12.1 million in cash dividends, and $7.5 million in treasury stock purchases, which resulted in an $18.5 million decrease in cash and cash equivalents. Cash and cash equivalents were $243.1 million at March 31, 1994 compared with $273.9 million at March 31, 1993.

         On May 3, 1994, the board of directors authorized an increase in the cash dividend paid on the registrant's common stock to an annualized rate of 50 cents per share from the previous rate of 44 cents per share. The timing and amount of future dividends will be determined at the discretion of the board of directors in light of prevailing conditions.

         The registrant continues to show very strong financial condition. Long-term debt as a percentage of total capitalization was 12.7 percent at March 31, 1994 compared with 15.5 percent at December 31, 1993.

Sales and Operating Profit by Major Product Group
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)



Three Months Ended March 31,                         1994      1993
                                                   -------   -------
Sales:
  Lumber                                          $  222.1  $  222.4
  Structural panel products                          282.6     277.0
  Other panel products                                55.2      39.3
  Other building products                            105.0      82.4
                                                   -------   -------

  Building products                                  664.9     621.1

  Pulp                                                33.1      28.1
                                                   -------   -------

Total sales                                       $  698.0  $  649.2
                                                   =======   =======

Export sales                                      $   73.4  $   68.0
                                                   =======   =======


Operating profit:
  Building products                               $  166.5  $  176.3
  Pulp                                               (10.0)    (17.1)
                                                   -------   -------

Total operating profit                               156.5     159.2

Unallocated expense, net                             (17.3)    (17.0)
Interest expense, net                                  (.7)     (1.9)
                                                   -------   -------
Income before taxes and cumulative effects
  of accounting changes                           $  138.5  $  140.3
                                                   =======   =======

Operating Volume
Louisiana-Pacific Corporation and Subsidiaries

                                                                 1st Quarter
                                                                        1994
                   1993        1993         1994          1994    Production
                    1st         4th          1st        Normal     as a % of
                Quarter     Quarter      Quarter        Annual        Normal
             Production  Production   Production      Capacity      Capacity
                -------     -------      -------       -------     ---------
Lumber
               446,000M'   461,000M'    540,000M'   2,315,000M'          93%
Inner-Seal/OSB
               745,000M'   770,000M'    808,000M'   3,205,000M'         101%

Softwood ply-
  wood
               373,000M'   364,000M'    402,000M'   1,515,000M'         106%

Medium Density
  Fiberboard
                42,000M'    52,000M'     56,000M'     220,000M'         101%

Particleboard
                86,000M'    87,000M'     93,000M'     350,000M'         106%

Hardboard
                41,000M'    51,000M'     54,000M'     210,000M'         103%

Hardwood veneer
                69,000M'    66,000M'     69,000M'     255,000M'         107%

Pulp
                79,000T     37,000T      94,000T      612,000T           62%

Chips
               541,000U    486,000U     582,000U

Industry Product Price Trends
Louisiana-Pacific Corporation and Subsidiaries


                   Pulp      Lumber       OSB     Plywood  Particleboard
               --------    --------     -------- --------     ----------
                                      N. Central  Southern
               Bleached     Framing  7/16" basis  Pine 1/2"
               softwood     lumber,        24/16     basis        Inland
                sulfate   composite         span       CDX    Industrial
             short ton*      prices       rating   (3 ply)    3/4" basis
               --------    --------     -------- --------     ----------
Annual Average
1989               753         240          171      201            219
1990               723         229          131      182            199
1991               519         235          148      191            198
1992               509         283          217      248            200
1993               418         396          236      282            258

1993 First Quarter Average
                   500         435          299      333            214

1993 Fourth Quarter Average
                   380         443          237      293            277

1994 First Quarter Average
                   411         468          259      277            281

Weekly Average
April 1            411         419          245      260            300
April 8            411         393          235      245            300
April 15           411         374          220      235            300


*Discounting sometimes occurs from the published price.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

         The following sets forth the current status of certain legal proceedings, all of which have been previously reported.

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

         On October 19, 1992, the State of Wisconsin filed a suit against the registrant in state court in Dane County Circuit Court alleging that the registrant's oriented strand board plant at Hayward, Wisconsin, is in violation of state and federal clean air laws. The plaintiff seeks to require the registrant to correct the alleged violations and also seeks penalties in an unspecified amount. A tentative settlement of $550,000 was reached in 1993 but has not been consummated due to continuing differences between the parties.

         Management of the registrant believes that the outcome of the above matters will not have a materially adverse effect on the consolidated business or financial condition or results of operations of the registrant.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LOUISIANA-PACIFIC CORPORATION




                          By /s/ William L. Hebert
                             William L. Hebert
                             Treasurer
                             (Principal Financial Officer)



DATED:  May 12, 1994

                                 EXHIBIT INDEX


Exhibit Number            Description of Exhibit

     11 Calculation of Net Income Per Share for the Three Months Ended March 31, 1994.