Form 10-Q
period 1994-06-30
LOUISIANA PACIFIC CORP
filed 1994-08-10
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                  For Quarterly Period Ended June 30, 1994
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 109,607,901 shares of Common Stock, $1 par value, outstanding as of June 30, 1994.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.


                  Consolidated Summary Statements of Income
               Louisiana-Pacific Corporation and Subsidiaries
          (Dollar amounts in millions except per share) (Unaudited)

                                 Quarter Ended         Six Months Ended
                                    June 30,                June 30,
                               -----------------       -----------------
                                 1994      1993          1994      1993
                               -------   -------       -------   -------
Net sales                     $  774.7  $  596.6      $1,472.7  $1,245.8
                               -------   -------       -------   -------
Costs and expenses:
Cost of sales                    558.9     421.4       1,045.6     858.7
Depreciation and cost of
  timber harvested                51.0      43.6          95.6      83.3
Selling and administrative        33.2      25.8          60.7      55.8
Interest expense                   2.6       3.1           5.2       6.9
Interest income                   (2.0)     (2.0)         (3.9)     (3.9)
                               -------   -------       -------   -------
Total costs and expenses         643.7     491.9       1,203.2   1,000.8
                               -------   -------       -------   -------
Income before taxes and
  cumulative effects of
  accounting changes             131.0     104.7         269.5     245.0
Provision for income taxes       (49.1)    (39.0)       (102.4)    (91.6)
                               -------   -------       -------   -------
Income before cumulative
  effects of accounting
  changes                         81.9      65.7         167.1     153.4

Cumulative effects of
  accounting changes, net
  of income taxes of $1.9          ---       ---           ---     (10.4)
                               -------   -------       -------   -------

Net income                    $   81.9  $   65.7      $  167.1  $  143.0
                              ========  ========      ========  ========
Earnings per share:
Income before cumulative
  effects of accounting
  changes                     $   .75   $    .60      $   1.52  $   1.40
Cumulative effects of
  accounting changes              ---        ---           ---      (.09)
                               ------    -------       -------   -------

Net income                    $   .75   $    .60      $   1.52  $   1.31
                              =======   ========      ========  ========
Cash dividends per share      $  .125   $    .11      $   .235  $    .21
                              =======   ========      ========  ========

                     Consolidated Summary Balance Sheets
               Louisiana-Pacific Corporation and Subsidiaries
                  (Dollar amounts in millions) (Unaudited)


                                    June 30, 1994         Dec. 31, 1993
                                  -----------------     -----------------
Cash and cash equivalents              $  188.1              $  261.6
Accounts receivable, net                  181.2                 110.9
Inventories                               238.9                 234.7
Prepaid expenses                           17.5                   6.9
                                       --------              --------
     Total current assets                 625.7                 614.1
                                       --------              --------
Timber and timberlands                    698.5                 673.5
Property, plant and equipment           2,222.8               2,112.8
Less reserves for depreciation         (1,027.3)               (966.9)
                                       --------              --------
Net property, plant and equipment       1,195.5               1,145.9
Investments and other assets               32.7                  32.8
                                       --------              --------
     Total assets                      $2,552.4              $2,466.3
                                       ========              ========

Current portion of long-term debt      $   70.3              $  105.5
Short-term notes payable                   45.5                  41.7
Accounts payable and
  accrued liabilities                     192.3                 149.2
Income taxes payable                       28.9                  20.8
                                       --------              --------
      Total current liabilities           337.0                 317.2
                                       --------              --------
Long-term debt                            227.1                 288.6
Deferred income taxes                     264.8                 264.8
Other long-term liabilities                32.5                  24.3

Stockholders' equity:
Common Stock                              117.0                 117.0
Additional paid-in capital                437.7                 431.5
Retained earnings                       1,358.4               1,217.2
Loans to Employee Stock
  Ownership Trusts                        (65.3)                (72.5)
Treasury stock                           (107.9)                (85.6)
Other equity transactions                 (48.9)                (36.2)
                                       --------              --------
     Total stockholders' equity         1,691.0               1,571.4
                                       --------              --------
     Total liabilities and equity      $2,552.4              $2,466.3
                                       ========              ========

                Consolidated Summary Statements of Cash Flows
               Louisiana-Pacific Corporation and Subsidiaries
                  (Dollar amounts in millions) (Unaudited)


Six Months Ended June 30,                           1994            1993
                                                 ---------       ---------
Cash flows from operating activities:
  Net income                                      $  167.1        $  143.0
  Cumulative effects of accounting changes             ---            10.4
  Depreciation, amortization and depletion            95.6            83.3
  Other non-cash charges                              13.1            18.2
  Decrease in working capital                        (33.8)          (26.3)
  Increase in deferred income taxes                    ---             2.0
                                                   -------         -------
     Net cash provided by operating activities       242.0           230.6
                                                   -------         -------
Cash flows from investing activities:
  Plant, equipment and logging
    road additions, net                             (132.0)          (84.0)
  Timber and timberland additions                    (50.3)          (44.8)
  Other investing activities                           ---            16.7
                                                   -------         -------
     Net cash used in investing activities          (182.3)         (112.1)
                                                   -------         -------
Cash flows from financing activities:
  New borrowing                                        0.5             ---
  Repayment of long-term debt                        (96.9)          (96.6)
  Cash dividends                                     (25.9)          (23.0)
  Increase in short-term notes payable                 3.7             ---
  Purchase of treasury stock                         (24.3)          (13.8)
  Other financing activities                           9.7             (.9)
                                                   -------         -------
     Net cash used in financing activities          (133.2)         (134.3)
                                                   -------         -------
Net decrease in cash and cash equivalents            (73.5)          (15.8)
Cash and cash equivalents at
  beginning of year                                  261.6           228.1
                                                   -------         -------
Cash and cash equivalents at end of period        $  188.1        $  212.3
                                                  ========        ========

               Consolidated Statements of Stockholders' Equity
               Louisiana-Pacific Corporation and Subsidiaries
          (Dollar amounts in millions except per share) (Unaudited)


                                         Six Months Ended            Year Ended
                                            June 30, 1994     December 31, 1993
                                     --------------------  --------------------
                                          Shares   Amount       Shares   Amount
Common Stock:                        -----------  -------  -----------  -------
Beginning Balance                    116,937,022  $ 117.0   58,457,749  $  58.5
Shares issued for employee
  stock plans                                ---      ---       10,762      ---
Shares issued under 2-for-1
  stock split                                               58,468,511     58.5
                                     -----------  -------  -----------  -------
Ending Balance                       116,937,022  $ 117.0  116,937,022  $ 117.0
                                     ===========  =======  ===========  =======
Additional Paid-in-Capital:
Beginning Balance                                 $ 431.5               $ 422.5
Shares issued for employee
  stock plans                                         6.2                   9.0
                                                  -------               -------
Ending Balance                                    $ 437.7               $ 431.5
                                                  =======               =======
Retained Earnings:
Beginning Balance                                $1,217.2              $1,079.3
Net income                                          167.1                 244.0
Par value of shares issued in
  2-for-1 stock split                                 ---                  (58.8)
Cash dividends, $.235 and $.43 per share            (25.9)                (47.3)
                                                 --------               -------
Ending Balance                                   $1,358.4              $1,217.2
                                                 ========              ========
Loans to ESOTs:
Beginning Balance                                 $ (72.5)              $ (87.0)
Less accrued contribution                             7.2                  14.5
                                                  -------               -------
Ending Balance                                    $ (65.3)              $ (72.5)
                                                  ========              ========
Treasury Stock:
Beginning Balance                      6,755,938  $ (85.6)   3,848,800  $ (88.5)
Reacquisition program                    731,500    (24.3)     200,000    (13.8)
Shares issued under 2-for-1
  stock split                                ---      ---    3,624,075      ---
Shares reissued under employee
  stock plans                           (158,317)     2.0     (916,937)    16.7
                                      ----------  -------   ----------  -------
Ending Balance                         7,329,121  $(107.9)   6,755,938  $ (85.6)
                                      ==========  =======   ==========  =======
Other Equity Adjustments:
Beginning Balance                                 $ (36.2)              $ (23.8)
Marketable equity securities adjustment               ---                   (.6)
Currency translation adjustment                     (12.7)                (11.8)
                                                   -------               -------
Ending Balance                                    $ (48.9)              $ (36.2)
                                                  ========              ========

                        Notes To Financial Statements
               Louisiana-Pacific Corporation and Subsidiaries



1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of the registrant, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's 1993 Annual Financial Report to Stockholders and its 1994 First Quarter Interim Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgements are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.


2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (110,070,000 in 1994 and 109,670,000 in 1993). The effect of common stock equivalents is not material. The number of shares and per share data have been retroactively adjusted for stock splits.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

General

     Net sales for the second quarter of 1994 were $774.7 million, a 30 percent increase over second quarter 1993 sales of $596.6 million. Net sales for the six months ended June 30, 1994 were $1,472.7 million, an increase of 18 percent over sales for the six months ended June 30, 1993 of $1,245.8 million. Sales for the second quarter and first six months of 1994 were both records.

     Net income for the second quarter of 1994 was $81.9 million ($.75 per share), a 25 percent increase over second quarter 1993 net income of $65.7 million ($.60 per share). Net income for the six months ended June 30, 1994 was $167.1 million ($1.52 per share), an increase of 17 percent over net income for the six months ended June 30, 1993 of $143.0 million ($1.31 per share). Net income for the first six months of 1993 included a $10.4 million ($.09 per share) charge to income, net of income taxes, for the cumulative effect of adopting two new accounting standards. Refer to the registrant's 1993 annual report on Form 10-K for further discussion regarding the adoption of these accounting principles. Excluding this charge, net income increased 9 percent in the first six months of 1994 over 1993.

     The registrant operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 90 percent of sales and more than 100 percent of operating profit in the second quarter and first six months of 1994 and 1993. The results of operations are discussed separately for each of these segments below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," "Operating Volume" and "Industry Product Price Trends."


Building Products Segment

     Building products segment sales in the second quarter of 1994 were a record $726.5 million, a 27 percent increase over 1993 second quarter sales of $572.7 million. Building products segment sales for the six months ended June 30, 1994 were $1,391.4 million, an increase of 17 percent over sales for the six months ended June 30, 1993 of $1,193.8 million.

     Increased sales of lumber and structural panel products were primarily attributable to volume increases, with sales prices showing slight increases. Lumber volume increased due to higher production as the registrant added more shifts and took less downtime in its sawmills as demand increased.
Structural panel volume increased due to higher demand and one new OSB plant. Industrial panel products also showed sales increases which were primarily due to higher sales prices on relatively stable volume. Engineered wood products (laminated veneer lumber, I-Beams, etc.) showed improved sales on higher volumes despite reductions in sales prices.

     Building products segment operating profits in the second quarter of 1994 were $154.8 million, a 16 percent increase over second quarter 1993 operating profits of $133.5 million. Six-month building products operating profits increased 3.7 percent to $321.3 million in 1994 from $309.8 million in 1993. These increases reflected the higher sales volumes and prices discussed above. However, the increases in operating profits lagged behind the sales increases principally due to higher log costs, especially in the first three months of 1994.


Pulp Segment

     Pulp segment sales in the second quarter increased 102 percent to $48.2 million in 1994 from $23.9 million in the second quarter of 1993.
Sales in the pulp segment for the first six months of 1994 were $81.3 million which was 56 percent higher than $52.0 million in the first six months of 1993. These higher sales resulted primarily from increased volume and sales prices at the registrant's Chetwynd, B.C. pulp mill. This mill was producing far below capacity in 1993 due to problems with the water treatment system and poor market conditions.

     Pulp segment operating losses in the second quarter improved to $6.0 million in 1994 from $12.0 million in 1993. Six month operating losses improved to $16.0 million in 1994 from $29.1 million in 1993. The reduction of losses in both periods was primarily attributable to the higher sales discussed above. Also, the registrant's Totally Chlorine Free pulp is gaining acceptance, resulting in improved operating results at the Samoa, California pulp mill.


Financial Condition, Liquidity and Capital Resources

     Cash flow provided by operations increased 5 percent in the first six months of 1994 to $242.0 million from $230.6 million in the first six months of 1993. This was largely a result of increased net income. High levels of capital expenditures for plant and equipment additions, timber additions, debt repayments and treasury stock purchases resulted in a decrease in cash and equivalents of $73.5 million during the first six months of 1994. Plant and equipment additions include new OSB plants under construction, environmental projects at existing mills and upgrades of existing facilities. Cash and equivalents at June 30, 1994 was $188.1 million compared with $212.3 million at June 30, 1993 and $261.6 million at December 31, 1993, reflecting the investments in plants and equipment and debt repayments.

     Overall, the registrant's financial condition remains very strong. Long-term debt as a percent of total capitalization is 11.8 percent compared with 15.5 percent at December 31, 1993. The registrant has a $100 million revolving line of credit available to meet its cash needs in addition to the cash and equivalents discussed above.

              Sales and Operating Profit by Major Product Group
               Louisiana-Pacific Corporation and Subsidiaries
                  (Dollar amounts in millions) (Unaudited)



                              Quarter Ended         Six Months Ended
                                 June 30,                June 30,
                             -----------------     -----------------
                               1994      1993        1994      1993
                             -------   -------     -------   -------
Sales:
  Structural panel products $  293.7  $  236.2    $  576.3  $  513.2
  Lumber                       241.4     177.3       463.5     399.7
  Other panel products          62.2      50.3       117.4      89.6
  Other building products      129.2     108.9       234.2     191.3
                             -------   -------     -------   -------

  Building products            726.5     572.7     1,391.4   1,193.8

  Pulp                          48.2      23.9        81.3      52.0
                             -------   -------     -------   -------

Total sales                 $  774.7  $  596.6    $1,472.7  $1,245.8
                            ========  ========    ========  ========

Export sales                $   85.6  $   75.5    $  159.0  $  143.5
                            ========  ========    ========  ========


Operating profit:
  Building products         $  154.8  $  133.5    $  321.3  $  309.8
  Pulp                          (6.0)    (12.0)      (16.0)    (29.1)
                             -------   -------     -------   -------

Total operating profit         148.8     121.5       305.3     280.7

Unallocated expense, net       (17.2)    (15.7)      (34.5)    (32.7)
Interest expense, net           (0.6)     (1.1)       (1.3)     (3.0)
                             -------   -------     -------   -------
Income before taxes and
  cumulative effects of
  accounting changes        $  131.0  $  104.7    $  269.5  $  245.0
                            ========  ========    ========  ========

                              Operating Volume
               Louisiana-Pacific Corporation and Subsidiaries
             (volume amounts stated in millions except pulp and
                      as a percent of normal capacity)



                         Quarter Ended            Six Months Ended
                            June 30,                   June 30,
                        ---------------           ---------------
                        1994       1993           1994       1993
                        ----       ----           ----       ----
Inner-Seal/OSB,
  sq ft 3/8" basis      924  105%  789  101%    1,732  98% 1,533  98%

Softwood plywood,
  sq ft 3/8" basis      411  109   362  101       813 107    736 103

Lumber, board feet      522   90   421   81     1,062  92    867  84

Particleboard,
  sq ft 3/4" basis       94  107    93  110       186 106    179 105

Medium Density
  Fiberboard,
  sq ft 3/4" basis       62  112    55   99       117 106     97  88

Hardboard,
  sq ft 1/8" basis       56  107    50   96       110 105     91  87

Hardwood veneer,
  sq ft surface
  measure                67  105    61  102       135 106    130 108

Pulp, thousand
  short tons            100   65    30   20       195  64    109  36

Chips, units            588        466          1,170      1,006

                        Industry Product Price Trends
               Louisiana-Pacific Corporation and Subsidiaries


                    OSB     Plywood       Lumber   Particleboard         Pulp
            -----------    --------    ---------   -------------   ----------
             N. Central    Southern
            7/16" basis    Pine 1/2"     Framing                     Bleached
                  24/16       basis       lumber          Inland     softwood
                   span         CDX    composite      Industrial      sulfate
                 rating       3 ply       prices      3/4" basis   short ton*
            -----------    --------    ---------   -------------   ----------
Annual Average
1989               171         201          240             219          753
1990               131         182          229             199          723
1991               148         191          235             198          519
1992               217         248          283             200          509
1993               236         282          396             258          418

1993 Second Quarter Average
                   210         246          364             261          410

1994 First Quarter Average
                   259         277          468             281          411

1994 Second Quarter Average
                   242         266          395             300          472

Weekly Average
July 1             230         267          364             300          508
July 8             241         275          365             300          508
July 15            255         287          377             300          508

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

     On October 19, 1992, the State of Wisconsin filed a suit against the registrant in state court in Dane County Circuit Court alleging that the registrant's oriented strand board plant at Hayward, Wisconsin, is in violation of state and federal clean air laws. The plaintiff sought to require the registrant to correct the alleged violations, as well as penalties in an unspecified amount. A settlement of $550,000 was finalized in July, 1994.

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


                              LOUISIANA-PACIFIC CORPORATION




                              By      /s/ WILLIAM L. HEBERT
                                 William L. Hebert
                                 Treasurer
                                 (Principal Financial Officer)



DATED:  August 10, 1994

                                EXHIBIT INDEX


Exhibit Number           Description of Exhibit

     11 Calculation of Net Income Per Share for the Three Months Ended June 30, 1994.