Form 10-Q
period 1994-09-30
LOUISIANA PACIFIC CORP
filed 1994-11-14
CIK 60519

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                For Quarterly Period Ended September 30, 1994
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 112,206,471 shares of Common Stock, $1 par value, outstanding as of October 31, 1994.

PART I
FINANCIAL INFORMATION


Item 1.   Financial Statements.

Consolidated Summary Statements of Income
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)

                                 Quarter Ended         Nine Months Ended
                                 September 30             September 30
                               -----------------       -----------------
                                 1994      1993          1994      1993
                               -------   -------       -------   -------
Net sales                     $  818.4  $  629.4      $2,291.1  $1,875.2
                               -------   -------       -------   -------
Costs and expenses:
Cost of sales                    576.6     462.6       1,622.2   1,321.3
Depreciation, amortization
  and depletion                   52.9      51.5         148.5     134.8
Selling and administrative        33.8      29.9          92.0      85.7
Interest expense                   2.2       2.9           7.4       9.8
Interest income                   (2.5)     (1.8)         (6.4)     (5.7)
                               -------   -------       -------   -------
Total costs and expenses         663.0     545.1       1,863.7   1,545.9
                               -------   -------       -------   -------
Income before taxes,
  minority interest and
  accounting changes             155.4      84.3         427.4     329.3
Provision for income taxes       (59.0)    (42.8)       (162.4)   (134.4)
Minority interest in net income
  of consolidated subsidiary      (1.3)      ---          (2.8)      ---
                               -------   -------       -------   -------
Income before
  accounting changes              95.1      41.5         262.2     194.9

Cumulative effects of
  accounting changes, net
  of income taxes of $1.9          ---       ---           ---     (10.4)
                               -------   -------       -------   -------

Net income                    $   95.1  $   41.5      $  262.2  $  184.5
                               =======   =======       =======   =======

Earnings per share:
Income before
  accounting changes          $   .86   $    .38      $   2.38  $   1.78
Cumulative effects of
  accounting changes              ---        ---           ---      (.09)
                              -------    -------       -------   -------

Net income                    $   .86   $    .38      $   2.38  $   1.69
                              =======    =======       =======   =======
Cash dividends per share      $  .125   $    .11      $    .36  $    .32
                              =======    =======       =======   =======

Consolidated Summary Balance Sheets
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)

                                    Sept. 30, 1994        Dec. 31, 1993
                                  -----------------     -----------------
Cash and cash equivalents              $  301.1              $  261.6
Accounts receivable, net                  188.3                 110.9
Inventories                               215.3                 234.7
Prepaid expenses                           12.8                   6.9
                                       --------              --------
     Total current assets                 717.5                 614.1
                                       --------              --------
Timber and timberlands                    691.7                 673.5
Property, plant and equipment           2,290.0               2,112.8
Less reserves for depreciation         (1,055.8)               (966.9)
                                       --------              --------
Net property, plant and equipment       1,234.2               1,145.9
Investments and other assets               54.1                  32.8
                                       --------              --------
     Total assets                      $2,697.5              $2,466.3
                                       ========              ========

Current portion of long-term debt      $   71.3              $  105.5
Short-term notes payable                   48.0                  41.7
Accounts payable and
  accrued liabilities                     202.0                 149.2
Income taxes payable                       36.8                  20.8
                                       --------              --------
      Total current liabilities           358.1                 317.2
                                       --------              --------
Long-term debt                            230.0                 288.6
Deferred income taxes                     264.8                 264.8
Other long-term liabilities
  and minority interest                    30.3                  24.3
Stockholder' equity:
Common Stock                              117.0                 117.0
Additional paid-in capital                485.5                 431.5
Retained earnings                       1,439.8               1,217.2
Loans to Employee Stock
  Ownership Trusts                       (117.6)                (72.5)
Treasury stock                            (70.1)                (85.6)
Other equity adjustments                  (40.3)                (36.2)
                                       --------              --------
     Total stockholders' equity         1,814.3               1,571.4
                                       --------              --------
     Total liabilities and equity      $2,697.5              $2,466.3
                                       ========              ========

Consolidated Summary Statements of Cash Flows
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)

Nine Months Ended September 30,                      1994            1993
                                                 ---------       ---------
Cash flows from operating activities:
  Net income                                      $  262.2        $  184.5
  Cumulative effects of accounting changes             ---            10.4
  Depreciation, amortization and depletion           148.5           134.8
  Other non-cash charges                              25.1            25.8
  Decrease (increase) in certain
    working capital components                        11.1           (12.0)
  Increase in deferred income taxes                    ---             5.4
                                                   -------         -------
     Net cash provided by operating activities       446.9           348.9
                                                   -------         -------
Cash flows from investing activities:
  Plant, equipment and logging
    road additions, net                             (192.5)         (140.7)
  Timber and timberland additions                    (57.5)          (55.3)
  Other investing activities, net                     (1.0)           28.6
                                                   -------         -------
     Net cash used in investing activities          (251.0)         (167.4)
                                                   -------         -------
Cash flows from financing activities:
  New borrowing                                         .5              .2
  Repayment of long-term debt                        (97.5)          (96.5)
  Cash dividends                                     (39.6)          (35.1)
  Increase in short-term notes payable                 3.2             ---
  Purchase of treasury stock                         (34.6)          (13.8)
  Loan to ESOTs                                      (56.0)            ---
  Treasury stock sold to ESOTs                        56.0             ---
  Other financing activities, net                     11.6             5.4
                                                   -------         -------
     Net cash used in financing activities          (156.4)         (139.8)
                                                   -------         -------
Net increase in cash and cash equivalents             39.5            41.7
Cash and cash equivalents at
  beginning of year                                  261.6           228.1
                                                   -------         -------
Cash and cash equivalents at end of period        $  301.1        $  269.8
                                                   =======         =======

Consolidated Statements of Stockholders' Equity
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)

                                       Nine Months Ended             Year Ended
                                       September 30, 1994     December 31, 1993
                                     --------------------  --------------------
                                          Shares   Amount       Shares   Amount
                                     -----------  -------  -----------  -------
Common Stock:
Beginning Balance                    116,937,022  $ 117.0   58,457,749  $  58.5
Shares issued for employee
  stock plans                                ---      ---       10,762      ---
Shares issued under 2-for-1
  stock split                                ---      ---   58,468,511     58.5
                                     -----------  -------  -----------  -------
Ending Balance                       116,937,022  $ 117.0  116,937,022  $ 117.0
                                     ===========  =======  ===========  =======
Additional Paid-in-Capital:
Beginning Balance                                 $ 431.5               $ 422.5
Excess of market value over
  cost of treasury shares
  reissued for employee stock
  plans and other purposes                           54.0                   9.0
                                                  -------               -------
Ending Balance                                    $ 485.5               $ 431.5
                                                  =======               =======
Retained Earnings:
Beginning Balance                                $1,217.2              $1,079.3
Net income                                          262.2                 244.0
Par value of shares issued in
  2-for-1 stock split                                 ---                  (58.8)
Cash dividends, $.36 and $.43 per share             (39.6)                 (47.3)
                                                 --------               -------
Ending Balance                                   $1,439.8              $1,217.2
                                                 ========               =======
Loans to ESOTs:
Beginning Balance                                 $ (72.5)             $  (87.0)
Less accrued contribution                            10.9                  14.5
Additional loans                                    (56.0)                  ---
                                                  -------               -------
Ending Balance                                    $(117.6)             $  (72.5)
                                                  =======               =======
Treasury stock:
Beginning Balance                      6,755,938  $ (85.6)   3,848,800  $ (88.5)
Reacquisition program                  1,062,600    (34.6)     200,000    (13.8)
Shares issued under 2-for-1
  stock split                                ---      ---    3,624,075      ---
Shares reissued for employee
  stock plans and for other
  purposes                            (3,337,579)    50.1     (916,937)    16.7
                                      ----------  -------   ----------  -------
Ending Balance                         4,480,959  $( 70.1)   6,755,938  $ (85.6)
                                      ==========  =======   ==========  =======
Other Equity Adjustments:
Beginning Balance                                 $ (36.2)              $ (23.8)
Marketable equity securities adjustment               ---                   (.6)
Currency translation adjustment                      (4.1)                (11.8)
                                                  -------               -------
Ending Balance                                    $ (40.3)              $ (36.2)
                                                  =======               =======

                        Notes To Financial Statements
               Louisiana-Pacific Corporation and Subsidiaries


     1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of registrant, necessary for a fair statement of the results of the respective interim periods. Such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in registrant's 1993 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amount for items that are normally determinable only on an annual basis.

     2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (110,120,000 in 1994 and 109,670,000 in 1993). The effect of common stock equivalents is not material. The number of shares and per share data have been retroactively adjusted for stock splits.

     During the third quarter of 1994, registrant sold approximately 1,840,000 shares of treasury stock to its Employee Stock Ownership Trusts.
In accordance with Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (the SOP) issued by the American Institute of Certified Public Accountants, these shares are excluded from weighted average shares outstanding. Also, the SOP requires cash dividends paid on these shares not be recorded as dividends in the financial statements. These shares will be included in weighted average shares outstanding in future years and dividends paid will be recorded in the financial statements as the shares are allocated to ESOT participants' accounts. Shares held by the ESOTs prior to January 1, 1994, continue to be included in weighted average shares outstanding and dividends paid are recorded in the financial statements regardless of whether or not the shares have been allocated to ESOT participants' accounts.

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

     Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" did not have a material impact on registrant's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

General

     Net sales for the third quarter of 1994 were $818.4 million, a 30% increase over second quarter 1993 sales of $629.4 million. Net sales for the nine months ended September 30, 1994, were $2,291.1 million, an increase of 22% over sales for the nine months ended September 30, 1993, of $1,875.2 million. Sales for the third quarter and first nine months of 1994 were both records for the registrant.

     Net income for the third quarter of 1994 was $95.1 million ($.86 per share), a 129% increase over third quarter 1993 net income of $41.5 million ($.38 per share). Net income for the nine months ended September 30, 1994, was $262.2 million ($2.38 per share), an increase of 42% over net income for the nine months ended September 30, 1993, of $184.5 million ($1.69 per share). Net income for the first nine months of 1993 included a $10.4 million ($.09 per share) charge to income, net of income taxes, for the cumulative effect of adopting two new accounting standards. Refer to the registrant's 1993 annual report on Form 10-K for further discussion regarding the adoption of these accounting principles. Excluding this charge, income increased 35% in the first nine months of 1994 over 1993.

     The registrant operates in two segments: building products and pulp. Building products is the most significant segment accounting for more than 90% of sales and operating profit in the third quarter and first nine months of 1994 and 1993. The results of operations are discussed separately for each of these segments below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," "Operating Volume" and "Industry Product Price Trends."


Building Products Segment

     Building products segment sales in the third quarter of 1994 were $753.0 million, a 23% increase over 1993 third quarter sales of $611.6 million. Building products segment sales for the nine months ended September 30, 1994, were $2,144.4 million, an increase of 19% over sales for the nine months ended September 30, 1993, of $1,805.4 million.

     Structural panel products sales increased more than 36% in the third quarter of 1994 over 1993 (20% increase for the first nine months of 1994 over 1993), due to a 24% increase in average selling prices (6% increase for nine months) and a 12% increase in sales volume (14% increase for the nine months). The volume increases are due to one new OSB plant and a general increase in demand. Price increases have generally been attributed to shrinking supply as numerous plywood mills in the Northwest region of the country have shut down due to log shortages and high costs.

     Lumber sales have increased approximately 11% in the third quarter of 1994 over 1993 (14% for the nine months), on a 4% volume increase (10% for the nine months) and 7% price increase (5% for the nine months). Volume increased due to higher production as the registrant added more shifts and took less downtime in its sawmills as demand increased. Lumber prices have also benefited from the shrinking supply also partially attributable to mill closures in the Northwest.

     Other panel products also showed sales increases which were primarily due to higher sales prices on relatively stable volume.

     The major components of the increases in sales of other building products for both the quarter and nine month periods were engineered wood products (laminated veneer lumber, I-Beams, etc.) due to new plants and strong demand and increased sales of logs from the registrant's California timberlands.

     Building products segment operating profits in the third quarter of 1994 were $172.5 million, a 44% increase over third quarter 1993 operating profits of $119.5 million. Nine-month building products operating profits increased 15.0% to $493.8 million in 1994 from $429.3 million in 1993. These increases reflected the higher sales volumes and prices discussed above. However, $141.4 of increased sales ($339.0 for the nine month periods) resulted in only a $53.0 increase in operating profits ($64.5 for the nine months) principally due to higher cost of sales of the increased product volumes and higher log costs.

     The registrant's building products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which the registrant has no control. Therefore, the registrant cannot predict with much certainty whether the prices of its products will remain at current levels, or will increase or decrease in the future because the demand is influenced by many factors outside the registrant's control. There can be no assurance that the registrant will be able to pass any future material increases in the price of raw materials on to customers through product price increases.


Pulp Segment

     Pulp segment sales in the third quarter increased 267% to $65.4 million in 1994 from $17.8 million in the third quarter of 1993. Sales in the pulp segment for the first nine months of 1994 were $146.7 million which was 110% higher than $69.8 million in the first nine months of 1993. These higher sales resulted primarily from increased volume at all three of the registrant's pulp mills as stronger demand allowed the registrant to take less down-time at the mills. Volume increases averaged 189% for the third quarter of 1994 over 1993 (89% for the nine month periods). The largest volume increase was at the registrant's pulp mill in Chetwynd, B.C., which was producing far below capacity in 1993 due to problems with the water treatment system and poor market conditions. Price increases in the third quarter 1994 over 1993 averaging 27% (11% for the nine month periods) also contributed to the increased sales.

     The registrant's pulp products are sold primarily to export customers. Because pulp prices were at low levels in 1993, the percentage of pulp sales to total registrant sales (2.8% for third quarter and 3.7% for nine months) and export sales to total registrant sales (8.7% for the third quarter and 10.6% for nine months) were relatively low. Because of current year volume and price increases, the percentage of 1994 pulp sales to total registrant sales (8.0% for the third quarter and 6.4% for nine months) and export sales (12.9% for the third quarter and 11.5% for nine months) to total registrant sales have increased over 1993.

     The pulp segment operated at a profit of $2.1 million in the third quarter, an improvement over third quarter 1993 loss of $14.4 million. Nine month operating losses improved to $13.9 million in 1994 from a $43.5 million loss in 1993. The reduction of losses in both periods was primarily attributable to the higher sales discussed above.

     The registrant's pulp products are sold worldwide as commodity products. Sales prices fluctuate based on market factors and economic factors in the world market over which the registrant has no control. Pulp prices have increased significantly over the past year resulting in a return to profitability of the registrant's pulp segment. However, there can be no assurance that this trend will continue or that pulp prices will sustain their current levels because demand is influenced by many factors outside the registrant's control. There can be no assurance that the registrant will be able to pass any future material increases in the prices of raw materials on to customers through product price increases.


Depreciation, Amortization and Depletion

     Depreciation, amortization and depletion expense has increased for both the third quarter ($1.4 million increase) and nine month ($13.7 million increase) periods. The increases are primarily due to increased depreciation charges as a result of new plants and production increases (machinery and equipment is depreciated using the units-of-production method). Also contributing to the increase is an 11% increase in the volume harvested from the registrant's fee timberlands and an 8% increase in the cost of timber harvested from long-term timber deeds in the South. These increases were partially offset by road amortization decreases in Alaska resulting from reduced harvests of government timber as the United States Forest Service has reduced the amount of timber made available to Ketchikan Pulp Company, registrant's subsidiary in Alaska.


Selling and Administrative

     Selling and administrative expenses increased for both the third quarter ($3.9 million increase) and nine month ($6.3 million increase) periods principally due to increased advertising expenses. The registrant has increased its national advertising campaign in 1994.


Interest Expense

     Interest expense has decreased in all periods in 1994 due to lower amounts of long-term debt, including current portion. The registrant has repaid substantially more debt in 1994 than it has incurred on new borrowings. Also, the registrant has capitalized more interest in 1994 due to higher levels of capital expenditures. These factors were partially offset by higher interest rates on the registrant's variable rate debt.


Interest Income

     Interest income has increased slightly in all periods in 1994 due to higher levels of cash and cash equivalents on which the registrant earns interest. Higher cash levels have resulted from operating cash flow exceeding cash used for investing activities and financing activities. Also, higher interest rates in 1994 have contributed to the increase.


Provision for Income Taxes

     Increases in the provision for income taxes in the current year are due to increases in pre-tax income. The effective tax rate in 1994 is approximately 38%. The third quarter 1993 effective tax rate was nearly 51% due to $4.4 million of additional expense booked due to a 1% increase in the U.S. corporate income tax rate and $3.3 million of other tax accrual estimates which were booked during the third quarter. The nine-month 1993 effective tax rate was 40.8% which was also impacted by the additional expense booked in the third quarter.


Environmental Update

     The registrant maintains a reserve for estimated environmentally-related contingent liabilities. As of September 30, 1994, and December 31, 1993, the balance of the reserve was $16.3 million and $8.2 million, respectively. The reserve has increased during 1994 due to increases in estimates of potential exposure to liabilities. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary from case to case. Certain facts become known as the process evolves which can significantly increase or decrease the original estimate. The registrant cannot estimate the time frame over which these accrued amounts are likely to be paid out. The registrant monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. A portion of the registrant's environmental reserve is related to liabilities for clean-up of properties which the registrant currently owns or has owned in the past. Certain of these sites are subject to cost sharing arrangements with other parties who were also involved with the site. The registrant does not believe that any of these cost sharing agreements will likely result in an additional material liability of the registrant due to non-performance by the other party. See the "LEGAL PROCEEDINGS" section of this Form 10-Q for discussion of certain environmental litigation.


Financial Condition, Liquidity and Capital Resources

     Cash provided by operations increased 28% in the first nine months of 1994 to $446.9 million from $348.9 million in the first nine months of 1993. This was largely a result of increased net income and a net decrease in certain working capital components.

     Cash used in investing activities has increased significantly to $251.0 million in the first nine months of 1994 from $167.4 in 1993. This is principally due to higher levels of capital expenditures for property, plant and equipment. The registrant has built, or is in the process of building new operating facilities in 1994 (including five OSB plants in the U.S., Canada and Ireland) as well as continuing to make more routine capital expenditures to improve and upgrade existing facilities. In 1993, other investing activities resulted in a source of cash as the registrant sold non-strategic assets.

     Cash used in financing activities has also increased to $156.4 million in the first nine months of 1994 from $139.8 in 1993. The increase is primarily due to increase purchases of treasury stock under a buy-back program approved by the registrant's Board of Directors.

     Cash and cash equivalents at September 30, 1994, was $301.1 compared to $269.8 million at September 30, 1993, and $261.6 million at December 31, 1993.

     Overall, the registrant's financial condition remains very strong. Long-term debt as a percent of total capitalization is 11.2% compared with 15.5% at December 31, 1993. The registrant has an available $100 million revolving line of credit available to meet its cash needs in addition to the cash and equivalents discussed above.


Oriented Strandboard Siding Products Update

     The registrant manufactures a complete line of oriented strandboard ("OSB") products for the building and construction industry. Such products include sheathing, roof decking, flooring, siding, soffit, and engineered I-joists using OSB as the web material.

     In 1985, the registrant began producing and selling an OSB-based exterior siding product in both a lap and a panel style. The siding uses OSB as the substrate and is overlaid with a resin-impregnated paper. The siding products are used primarily in residential home construction, both single family as well as multifamily, and also to a lesser extent in commercial construction. The registrant offers a warranty on both the OSB substrate and the siding surface, if certain standards are adhered to, such as proper installation and proper care and maintenance of the product.

     From 1985 through September 30, 1994, the registrant has sold approximately 2.4 billion square feet of these siding products throughout the United Sates.

     During the time that the registrant has produced and sold OSB siding, warranty claims against the registrant have been made. Where such claims resulted from improper installation or improper care and maintenance, the registrant has sought to hold the installer or homeowner responsible for a portion of the claim. Where claims were based on a problem with the product, the registrant has honored its warranty and settled the claims in a timely manner.

     From 1985 through September 30, 1994, the registrant has paid approximately $35 million to settle siding warranty related claims on approximately 14,000 dwelling units at an average cost of about $2,500 per unit. This amount includes approximately $7.5 million in claims paid in the first nine months of 1994.

     Management believes that it is probable that additional OSB siding claims will be made against the registrant. Some of these claims will likely be made in the form of warranty claims, while others will likely be made as litigation claims. The registrant maintains a reserve for estimated siding claims, including amounts for unpaid settled claims, unsettled known claims, and future claims. As with all accounting estimates, due to many factors involved in estimating future claims, significant uncertainty exists in the reliability and precision of such estimates. There can be no assurance that management's estimates will not significantly increase or decrease in the future as additional facts and circumstances become known, and actual claims are made. The registrant monitors its estimated exposure to future siding claims and adjusts its accrual accordingly. However, due to the significant uncertainties involved, including the related matters as described under "LEGAL PROCEEDINGS" in this Form 10-Q, management cannot estimate the impact of siding claims on the business, financial position, liquidity, or results of operations of the registrant.

Sales and Operating Profit by Major Product Group
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)

                              Quarter Ended        Nine Months Ended
                              September 30            September 30
                            ------------------     -----------------
                               1994      1993        1994      1993
                             -------   -------     -------   -------
Sales:
  Structural panel products $  327.8  $  240.2    $  904.1  $  753.4
  Lumber                       225.5     203.4       689.0     603.1
  Other panel products          62.5      53.9       179.9     143.5
  Other building products      137.2     114.1       371.4     305.4
                             -------   -------     -------   -------

  Total building products      753.0     611.6     2,144.4   1,805.4
  Pulp                          65.4      17.8       146.7      69.8
                             -------   -------     -------   -------

    Total sales             $  818.4  $  629.4    $2,291.1  $1,875.2
                             =======   =======     =======   =======

Export sales                $  105.3  $   55.0    $  264.3  $  198.5
                             =======   =======     =======   =======


Operating profit:
  Building products         $  172.5  $  119.5       493.8  $  429.3
  Pulp                           2.1     (14.4)      (13.9)    (43.5)
                             -------   -------     -------   -------

     Total operating profit    174.6     105.1       479.9     385.8

Unallocated expense, net       (19.5)    (19.7)      (51.5)    (52.4)
Interest, net                     .3      (1.1)       (1.0)     (4.1)
                             -------   -------     -------   -------
Income before taxes,
  minority interest and
  accounting changes        $  155.4  $   84.3    $  427.4  $  329.3
                             =======   =======     =======   =======

Operating Volume
Louisiana-Pacific Corporation and Subsidiaries
(volume amounts stated in millions except pulp and as a percent of normal capacity)

                         Quarter Ended            Nine Months Ended
                         September 30                September 30
                        ---------------           -----------------
                        1994       1993           1994       1993
                        ----       ----           ----       ----
Inner-Seal/OSB,
  sq ft 3/8" basis      874   99%  797   93%    2,606  99% 2,330  90%

Softwood plywood,
  sq ft 3/8" basis      423  112%  408  114%    1,237 109% 1,144 106%

Lumber, board feet      504   87%  469   90%    1,565  90% 1,336  86%

Particleboard,
  sq ft 3/4" basis       95  108%   93  110%      281 107%   272 107%

Medium Density
  Fiberboard,
  sq ft 3/4" basis       61  111%   56  103%      178 108%   153  93%

Hardboard,
  sq ft 1/8" basis       56  106%   49   94%      166 105%   141  89%

Hardwood veneer,
  sq ft surface
  measure                68  107%   64  106%      204 107%   194 108%

Pulp, thousand
  short tons            115   75%   79   52%      309  67%   188  41%

Chips, units            508        568          1,678      1,575

Industry Product Price Trends
Louisiana-Pacific Corporation and Subsidiaries

                    OSB     Plywood       Lumber   Particleboard         Pulp
            -----------    --------    ---------   -------------   ----------
             N. Central    Southern
            7/16" basis    Pine 1/2"     Framing                     Bleached
                  24/16       basis       lumber          Inland     softwood
                   span         CDX    composite      Industrial      sulfate
                 rating       3 ply       prices(2)   3/4" basis   short ton(1)
            -----------    --------    ---------   -------------   ----------
Annual Average
1989               171         201          241             219          753
1990               131         182          230             199          723
1991               148         191          236             198          519
1992               217         248          287             200          509
1993               236         282          394             258          418

1993 Third Quarter Average
                   197         256          342             279          383

1994 Second Quarter Average
                   242         266          395             300          472

1994 Third Quarter Average
                   273         301          374             300          540

Weekly Average
October 7          253         310          353             300          635
October 14         260         320          366             300          635
October 21         289         340          396             300          635

(1) Discounting sometimes occurs from the published price.

(2) All lumber averages restated to reflect new formula in effect
    September 9, 1994.

PART II
OTHER INFORMATION


Item 1.   Legal Proceedings.

     The following sets forth the current status of certain legal proceedings.

     The registrant has received a Notice of Violation issued by the U.S. Environmental Protection Agency alleging air emissions violations at the registrant's Dungannon, Virginia, OSB plant. The registrant has also received a Notice of Violation issued by the state of Michigan alleging air emissions violations at the registrant's Newberry, Michigan, OSB plant. The potential costs to the registrant cannot be estimated this time because the registrant's past experiences with notices of violation indicated wide variation in possible outcomes, but are not expected to have a material adverse effect on the registrant since past notices of violation have not had such an effect.

     The registrant has been informed that it and one or more employees at its Olathe, Colorado, oriented strandboard plant are the targets of a federal grand jury investigation concerning alleged tampering with emissions monitoring equipment and alteration of plant records. The registrant does not know when the investigation will be completed, but has been informed that indictment of the registrant is likely. The registrant began an internal investigation in the summer of 1992 and reported its initial findings of irregularities to governmental authorities in September, 1992.

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

     On September 13, 1994, the U.S. Environmental Protection Agency filed an administrative action alleging that KPC and two other parties violated provisions of the Clean Air Act related to asbestos. The action seeks to recover a penalty of $122,800.

     The registrant understands that a federal grand jury is investigating possible violations in connection with the disposal by a contractor of a transformer containing polychlorinated biphenyls (PCBs) previously located at the registrant's former sawmill at Pendleton, Oregon. The registrant does not know whether it or any of its employees are targets of the investigation.

     Management of the registrant believes that the outcome of the above matters will not have a materially adverse effect on the consolidated business, financial condition, liquidity, or results of operations of the registrant.

     On October 25, 1994, the registrant received service of a summons and complaint relating to an action instituted in the Circuit Court for Lake County, Florida, on behalf of a purported class of homeowners in the state of Florida whose homes were constructed using oriented strandboard ("OSB") exterior siding manufactured by the registrant, which is allegedly deteriorating prematurely due to latent defects in the siding material. The complaint seeks damages for alleged breaches of express or implied warranties and for alleged failure to disclose material defects, and also seeks an injunction barring the defendants from selling and using OSB as an exterior siding material in the state of Florida. The attorney for plaintiffs claims the class may number in excess of 30,000 homeowners and that the claim for damages may exceed $5,000 per home, resulting in aggregate claimed damages in excess of $150 million. The registrant has not yet fully evaluated the complaint and the allegations therein and therefore no estimate of a range of possible loss can be made at this time. However, based on its preliminary review, the registrant believes that there are defenses to the complaint and it intends to defend the action vigorously. Although the registrant has not been able to fully analyze the allegations of the complaint, it appears that the damages being sought assume that all homes in the state of Florida which use the registrant's OSB siding would be entitled to recover the full replacement cost of the siding, an assumption the registrant believes to be unfounded.

     From time to time, the registrant has been named as a defendant in other actions seeking damages because of alleged deterioration in OSB siding material manufactured by the registrant. None of these other actions has involved individually or in the aggregate an amount of claims that would be material to the registrant's financial condition. Some of the other claims have been resolved and claims involving approximately 1,300 dwelling units remain pending. In addition, the registrant has received numerous individual homeowner complaints involving OSB siding which are handled as warranty claims rather than as litigation matters. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" elsewhere in this Form 10-Q.


Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

          (b) Reports on Form 8-K. The registrant filed a report on Form 8-K July 27, 1994, for the purpose of filing a description of its common stock.

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


                              LOUISIANA-PACIFIC CORPORATION




                              By      /s/ WILLIAM L. HEBERT
                                 William L. Hebert
                                 Treasurer
                                 (Principal Financial Officer)



DATED:  November 14, 1994

                                EXHIBIT INDEX


Exhibit Number           Description of Exhibit

     11 Calculation of Net Income Per Share for the Nine Months Ended September 30, 1994.

     27                  Financial Data Schedule.