Form 10-K
period 1994-12-31
LOUISIANA PACIFIC CORP
filed 1995-03-31
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


             [x] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

       For the fiscal year ended               Commission File Number
           December 31, 1994                           1-7107

                        LOUISIANA-PACIFIC CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                              93-0609074
       (State of Incorporation)                   (I.R.S. Employer
                                                 Identification No.)

         111 S.W. Fifth Avenue              Registrant's telephone number
        Portland, Oregon  97204                 (including area code)
         (Address of principal                      503-221-0800
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,741,816,604 as of March 14, 1995.


Indicate the number of shares outstanding of each of the registrant's classes of common stock: 109,459,809 shares of Common Stock, $1 par value, outstanding as of March 14, 1995.


                      Documents Incorporated by Reference


Definitive Proxy Statement for 1995 Annual Meeting:  Part III

                                    PART I


ITEM 1.   Business

General

    Louisiana-Pacific Corporation, a Delaware corporation, is a major forest products firm headquartered in Portland, Oregon. It manufactures lumber, pulp, structural and other panel products, hardwood veneers, windows and doors, and cellulose insulation. It operates 131 facilities throughout the United States, Mexico, Canada, and Ireland. It has approximately
13,000 employees. It distributes its products primarily through distributors and home centers, and to a minor extent through its own distribution centers.

    The business of Louisiana-Pacific Corporation and its wholly owned subsidiaries (except when the context otherwise requires, hereinafter referred to collectively as "the registrant" or "L-P") is generally divided into two industry segments: building products and pulp. For 1994, building products accounted for approximately 93 percent of the registrant's gross sales revenues, compared to approximately 7 percent for pulp. With respect to operating profit in 1994, building products contributed approximately
101 percent, offset by a 1 percent loss for pulp.


Building Products

    Panel Products. The registrant manufactures plywood and a variety of reconstituted panel products, including Inner-Seal(R) oriented strand board ("OSB") and such other panel products as industrial particleboard, medium density fiberboard, and hardboard. In recent years, the registrant has emphasized development and expansion of its reconstituted panel product lines. While such products accounted for 6 percent of the registrant's sales in 1980, they comprised 34 percent of its sales in 1994.

    The largest consumption of panel products is for structural uses in building and remodeling such as subfloors, walls, and roofs. The total structural panel market in the United States (plywood, OSB and other waferboards) is approximately 27 billion square feet annually, of which plywood currently constitutes about 18 billion square feet. In recent years, environmental pressure on timber harvesting, especially in the West, has resulted in reduced supplies and higher costs, causing many plywood mills to close permanently. The lost volume from those closed mills has been replaced by reconstituted structural panel products.

    The registrant is the largest North American producer of OSB through 17 Inner-Seal(R) OSB plants with an aggregate annual capacity of approximately
3.7 billion square feet. The registrant plans to open 2 domestic and 2 overseas OSB plants in 1995. Approximately 50 percent of the registrant's 1994 sales volume in this category came from higher margin specialty products such as tongue and groove subflooring, siding, and soffit. The registrant operates seven plywood plants in the South with a combined annual capacity of
1.6 billion square feet.

    The registrant's other reconstituted panel products--industrial particleboard, medium density fiberboard, and hardboard--produced at a total of seven plants, are used primarily in the manufacture of furniture and cabinets.

    Lumber. The registrant is among the three largest producers of lumber in the United States. The registrant has 19 Western (whitewood and redwood) sawmills (plus one additional mill to open in 1995) with an annual production capacity of 1.2 billion board feet ("BBF"), while its 27 Southern sawmills have an annual production capacity of 1.1 BBF. Lumber represented 28 percent of the registrant's sales revenue in 1994, down from 53 percent in 1980. The registrant's sawmills produce a variety of standard U.S. dimension lumber as well as specialty grades and sizes, primarily for the North American home building market. A sawmill in Ketchikan, Alaska, produces lumber for export in the traditional sizes used in the Japanese building industry, but has the capability of switching to standard U.S. dimensions. The registrant also operates three fingerjoint plants which produce dimension lumber from low grade and short pieces of lumber.

    Other Building Products. The registrant's fiber gypsum wallboard, known as FiberBondTM, is made from gypsum and waste paper and has improved capabilities over standard gypsum wallboard. Other FiberBondTM products include fire retardant sheathing and underlayment. The registrant's two fiber gypsum plants have a production capacity of 100 million square feet.

    Six plants in Ohio and one in California manufacture windows and doors.

    The registrant produces various hardwood veneers at a plant in Wisconsin with both rotary and sliced manufacturing processes. These veneers are sold to customers who overlay the veneers on other materials for use in paneling, furniture and cabinets. The registrant also operates a softwood veneer plant in Canada.

    The registrant has three engineered I-joist plants located in California, Nevada, and North Carolina. Inner-Seal(R) OSB is cut into sections and used as the web for the I-joists.

    The registrant also produces laminated veneer lumber ("LVL") in North Carolina and Nevada. LVL is a high-grade structural product used where extra strength is required. It is also used as the flange material in I-joists.

    Three plants produce cellulose residential insulation from recycled newspaper under the name Nature GuardTM. This insulation has a higher R-value than comparable thicknesses of conventional fiberglass insulation.


Pulp

    The registrant has three pulp mills located in Ketchikan, Alaska, Samoa, California, and Chetwynd, British Columbia, Canada, with a total annual capacity of approximately 600 million short tons. The Chetwynd mill utilizes a state-of-the-art mechanical pulping process and a zero effluent discharge system to produce 100 percent aspen pulp. The Samoa mill produces bleached and unbleached kraft pulp by a chlorine-free process, thereby eliminating dioxins.


Competition

    The registrant competes internationally with several thousand forest products firms, ranging from very large, fully integrated firms to smaller firms that may manufacture only one or a few items. The registrant estimates that approximately 25 forest products firms comprise its major competition. The registrant also competes less directly with firms that manufacture substitutes for wood building products. A majority of the products manufactured by the registrant, including lumber, structural panels, and pulp, are commodity products sold primarily on the basis of price in competition with numerous other forest products companies.

    In recent years, the registrant has introduced a number of new value-enhanced products to complement its traditional lumber and panel products, such as Inner-Seal(R) OSB panels, siding, soffit, and flooring. These innovative products are made from abundant smaller-diameter and affordably priced tree species, as well as treetops and mill shavings. Such trees have generally not been the target of environmentalist pressure, which has seriously restricted wood supplies for much of the industry, especially in the West. Similarly, the registrant's new fiber gypsum and cellulose insulation products utilize wood fiber from waste paper. The registrant believes development of these new products gives it a competitive advantage through lower and more predictable supply costs, resulting in higher profit margins.

Environmental Compliance

    The registrant is subject to federal, state and local pollution control laws and regulations in all areas in which it has operating facilities. The registrant maintains an accounting reserve for environmental fines and certain other environmental costs. At December 31, 1994, $13.2 million remained in the reserve. Additional amounts that may be required will depend largely on legislation, regulatory developments, and enforcement activities by Congress, the states, localities, and enforcement agencies. From time to time, the registrant undertakes construction projects for environmental control facilities or incurs other environmental costs that extend an asset's useful life, improve efficiency, or improve the marketability of certain properties.

    The registrant's policy is to comply fully with all applicable environmental laws and regulations. In recent years, the registrant has devoted increasing financial and management resources to achieving this goal. As part of its efforts to ensure environmental compliance, the registrant conducts regular internal environmental assessments. From time to time, the registrant becomes aware of violations of applicable laws or regulations. In those instances, the registrant's policy is to bring its operations promptly into full compliance with applicable environmental laws and regulations. The registrant is not aware of any instances in which its current operations are not in compliance with applicable environmental laws and regulations that would be expected to have a material adverse effect on the registrant.

    Additional information concerning environmental compliance is set forth under Item 3, Legal Proceedings, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Update, and
Item 8, Notes to Financial Statements.


Additional Statistical Information

    Additional information regarding the business of the registrant, including segment information, production volumes, and industry product price trends, is presented in the following tables labeled "Sales and Operating Profit by Major Product Group," "Summary of Production Volumes," "Industry Product Price Trends," and "Logs by Source." Additional financial information about industry segments is presented in the table labeled "Industry Segment Information" located within Part II, Item 8, Notes to Financial Statements.

    Reference is made to Item 2 for additional information as to sources and availability of raw materials and the locations of the registrant's manufacturing facilities.

Louisiana-Pacific Corporation and Subsidiaries


PRODUCT INFORMATION SUMMARY
SEE ADDITIONAL INFORMATION REGARDING INDUSTRY SEGMENTS IN NOTES TO FINANCIAL STATEMENTS.
YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)


                                            1994           1993          1992          1991          1990
                                        ------------   ------------  ------------  ------------  ------------
SALES AND OPERATING PROFIT
  BY MAJOR PRODUCT GROUP
Sales:  Structural panel products       $1,208   40%   $1,005   40%  $  888   41%  $  600   35%  $  607   34%
     Lumber                                867   28%      816   33%     653   30%     526   31%     578   32%
     Other panel products                  240    8%      194    8%     150    7%     146    9%     139    8%
     Other building products               505   17%      411   16%     309   14%     260   15%     264   15%
                                         -----  ----    -----  ----   -----  ----   -----  ----   -----  ----
       Building products                 2,820   93%    2,426   97%   2,000   92%   1,532   90%   1,588   89%
     Pulp                                  220    7%       85    3%     185    8%     170   10%     205   11%
                                         -----  ----    -----  ----   -----  ----   -----  ----   -----  ----
       Total sales                      $3,040  100%   $2,511  100%  $2,185  100%  $1,702  100%  $1,793  100%
                                         =====  ====    =====  ====   =====  ====   =====  ====   =====  ====
     Export sales (included above)      $  371   12%   $  252   10%  $  339   16%  $  315   19%  $  381   21%
                                         =====  ====    =====  ====   =====  ====   =====  ====   =====  ====
Operating profit:  Building products    $  636  101%   $  562  111%  $  364  106%  $  139  102%  $  139   82%
          Pulp                              (5)  (1%)     (59) (11%)    (20)  (6%)     (3)  (2%)     31   18%
                                         -----  ----    -----  ----   -----  ----   -----  ----   -----  ----
            Total operating profit         631  100%      503  100%     344  100%     136  100%     170  100%
                                                ====           ====          ====          ====          ====
Unallocated expense, net                   (72)           (70)          (47)          (30)          (25)
Interest, net                                1             (5)          (14)          (19)           (8)
                                         -----          -----          ----         -----          ----
Income before taxes(1), minority
  interest and accounting changes       $  560         $  428        $  283        $   87        $  137
                                         =====          =====         =====         =====         =====


(1)  Does not include cumulative effects of accounting changes in 1993.

SUMMARY OF PRODUCTION VOLUMES
VOLUME AMOUNTS STATED IN MILLIONS (EXCEPT PULP)
AND AS A PERCENT OF NORMAL CAPACITY

                                            1994           1993          1992          1991          1990
                                        ------------   ------------  ------------  ------------  ------------
Inner-Seal/OSB, square
  feet 3/8" basis                       $3,404   97%   $3,100  100%  $2,850  101%  $2,418   81%  $2,507   94%
Softwood plywood,
  square feet 3/8" basis                 1,604  106%    1,507  105%   1,405   80%   1,318   75%   1,541   88%
Lumber                                   1,986   86%    1,796   87%   1,850   71%   1,838   69%   2,189   79%
Particleboard, square feet 3/4" basis      371  106%      359  106%     335   93%     324   91%     269  100%
Medium density fiberboard,
  square feet 3/4" basis                   234  106%      206   93%     160   97%     164   99%     165  100%
Hardboard, square feet 1/8" basis          216  103%      191   91%     201    93     201  100%     194   97%
Hardwood veneer, square feet
  surface measure                          281  110%      260  108%     252   89%     229   80%     272  109%
Pulp, short tons (thousands)               441   72%      224   37%     459   72%     365   80%     400   95%


INDUSTRY PRODUCT PRICE TRENDS
PRICES REPRESENT YEARLY AVERAGES STATED IN DOLLARS PER THOUSAND BOARD FEET (MBF), THOUSAND SQUARE FEET (MSF),
OR SHORT TON.

                                                    1994          1993          1992           1991         1990
                                                  --------      --------      --------       --------     --------
OSB, MSF, 7/16" -- 24/16 span rating
  (North Central price)                            $  265        $  236        $  217         $  148      $  131
Southern pine plywood, MSF, 1/2" CDX (3-ply)          302           282           248            191         182
Framing lumber, composite prices, MBF                 405           394           287            236         230
Industrial particleboard, 3/4" basis, MSF             295           258           200            198         199
Bleached softwood sulfate pulp, short ton(1)          515           418           509            519         723

(1)  Discounting sometimes occurs from the published price.

LOGS BY SOURCE
STATED AS A PERCENT OF TOTAL LOG VOLUME

Fee owned lands                                       11%           12%           14%            15%         20%
Private cutting contracts                             14%           15%           15%            15%         15%
Government contracts                                   8%           10%           12%            17%         14%
Purchased logs                                        67%           63%           59%            53%         51%
Total log volume -- million board feet              3,138         2,940         2,856          2,641       2,987

ITEM 2.     Properties

      The following tables list the principal facilities of the registrant and its subsidiaries. Information on production capacities reflects normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Unless otherwise noted, capacities are in millions of units.

                     PLANT FACILITIES AT DECEMBER 31, 1994
                     -------------------------------------


SAWMILLS                                                               Normal
(Board feet, 2 shifts, 5 days; *1 shift, 5 days)
Capacities

REDWOOD/WHITEWOOD (3 plants)
Big Lagoon, CA (E)                                                      *20
Samoa, CA (E)                                                           100
Ukiah, CA (E) (4th Qtr. 95 startup)                                     120

OTHER WESTERN LUMBER (9 plants)
Annette, AK (A)                                                          70
Chilco, ID (B)                                                           75
Ketchikan, AK (A)                                                        60
Pilot Rock, OR (B) (3 shifts)                                            75
Post Falls, ID (B)                                                       25
Priest River, ID (B)                                                    *40
Sandpoint, ID (remanufacturing) (B)                                      --
Sundre, Alberta, Canada (B)                                              65
Walla Walla, WA (B) (3 shifts)                                          100

WESTERN STUD MILLS (8 plants)
Belgrade, MT (B)                                                         90
Deer Lodge, MT (B) (3 shifts)                                            80
Fort Bragg, CA (also redwood) (E)                                        70
Libby, MT (B)                                                           *25
Moyie Springs, ID (B)                                                    90
Saratoga, WY (B)                                                         90
Tacoma, WA (B)                                                           60
Willits, CA (also redwood) (E)                                           55

SOUTHERN LUMBER (27 plants)
Bernice, LA (C)                                                         *50
Bon Weir, TX (C)                                                        *25
Braggs, AL (C)                                                          *25
Carthage, TX (C)                                                        *60
Cleveland, TX (C) (2 plants)                                            *90
Crestview, FL (C)                                                       *50
Eatonton, GA (C)                                                        *40
Evergreen, AL (C)                                                       *45
Grenada, MS (C)                                                         *50
Hattiesburg, MS (C)                                                     *50
Hazelhurst, GA (C)                                                      *25
Henderson, NC (C)                                                       *50
Jasper, TX (C) (2 plants)                                               *95
Kountze, TX (C)                                                         *15
Lockhart, AL (C)                                                        *30
Marianna, FL (C)                                                        *35
Nashville, NC (C)                                                       *25
New Waverly, TX (C)                                                    *100
Philadelphia, MS (C)                                                    *50
Pittsboro, NC (C)                                                       *10
Statesboro, GA (C)                                                      *25
Trinity, TX (C)                                                         *20
Waynesboro, GA (C)                                                      *60
Westbay, FL (C)                                                         *50
Winnfield, LA (C)                                                       *50
                                                                      -----
     Total Lumber Capacity (47 plants)                                2,435
                                                                      =====

                     PLANT FACILITIES AT DECEMBER 31, 1994
                     -------------------------------------


PANEL PRODUCTS PLANTS                                                  Normal

Capacities
SOFTWOOD PLYWOOD PLANTS
(3/8-inch basis, square feet, 2 shifts, 5 days)
Bon Weir, TX (C)                                                        275
Cleveland, TX (C)                                                       275
Jasper, TX (C)                                                          150
Logansport, LA (C)                                                      225
Lufkin, TX (C)                                                          175
New Waverly, TX (C)                                                     280
Urania, LA (C)                                                          250
                                                                      -----
     Total Softwood Plywood Capacity (7 plants)                       1,630
                                                                      =====
INNER-SEAL OSB PLANTS
(3/8-inch basis, square feet, 3 shifts, 7 days; *2 shifts, 7 days)
Chilco, ID (B)                                                          150
Corrigan, TX (C)                                                       *135
Dawson Creek, B.C. Canada (B)                                           400
Dungannon, VA (B)                                                       140
Hanceville, AL (C)                                                      320
Hayward, WI (2 plants) (B)                                              500
Houlton, ME (B)                                                         260
Jackson County, GA (C)                                                  320
Jasper, TX (C) (4th Qtr. 95 startup)                                    350
Montrose, CO (B)                                                        145
Newberry, MI (B)                                                        125
New Waverly, TX (C)                                                     *45
Roxboro, NC (C) (4th Qtr. 95 startup)                                   350
Sagola, MI (B)                                                          400
Silsbee, TX (C)                                                         320
Swan River, Manitoba Canada (B) (4 Qtr. 95 startup)                     500
Tomahawk, WI (B)                                                        150
Two Harbors, MN (B)                                                     135
Urania, LA (C)                                                         *115
Waterford, Ireland (B) (4th Qtr. 95 startup)                            400
                                                                      -----
     Total OSB Capacity (21 plants)                                   5,260
                                                                      =====
MEDIUM DENSITY FIBERBOARD PLANTS
(3/4-inch basis, square feet, 3 shifts, 7 days)
Eufaula, AL (C)                                                         125
Oroville, CA (E)                                                         50
Urania, LA (C)                                                           50
                                                                      -----
     Total Medium Density Fiberboard Capacity (3 plants)                225
                                                                      =====
PARTICLEBOARD PLANTS
(3/4-inch basis, square feet, 3 shifts, 7 days)
Arcata, CA (E)                                                          125
Missoula, MT (B)                                                        155
Silsbee, TX (C)                                                          80
                                                                      -----
     Total Particleboard Capacity (3 plants)                            360
                                                                      =====
HARDBOARD PLANT
(1/8-inch basis, square feet, 3 shifts, 7 days)
Oroville, CA (E)                                                        220
                                                                      =====

                                                                       Normal

Capacities
OTHER BUILDING PRODUCTS
HARDWOOD VENEER PLANT
(Surface measure, square feet, 2 shifts, 5 days)
Mellen, WI (2 plants) (B)                                                  250
                                                                     =========
SOFTWOOD VENEER PLANT
(Surface measure, square feet, 2 shifts, 5 days)
Strachan, Alberta, Canada (B)                                               90
                                                                     =========
WINDOW AND DOOR PLANTS (7 plants)
Norton, OH (2 plants)
  (aluminum extrusions in lbs.) (D)                                  7,200,000
Orrville, OH (windows) (D)                                             125,000
Ottawa, OH (windows and doors) (D)                                     350,000
Sacramento, CA (windows) (D)                                            25,000
Winesburg, OH (windows and doors) (D)                                  125,000
Youngstown, OH (aluminum extrusions in lbs.) (D)                     6,000,000

I-JOIST PLANTS
(Linear feet; 1 shift, 5 days)
Fernley, NV (B)                                                             15
Wilmington, NC (B)                                                          20
Red Bluff, CA (E)                                                           20
                                                                     ---------
     Total I-Joist Capacity (3 plants)                                      55
                                                                     =========
LAMINATED VENEER LUMBER PLANTS
(Thousand cubic feet; 2 shifts, 7 days)
Fernley, NV (B)                                                          2,200
Wilmington, NC (B)                                                       3,000
                                                                     ---------
     Total LVL Capacity (2 plants)                                       5,200
                                                                     =========
FIBER GYPSUM PLANT
(1/2-inch basis, million square feet; 1 shift, 5 days)
East Providence, RI (B)                                                     20
Point Tupper, Nova Scotia, Canada (B)                                       80
                                                                     ---------
     Total Fiber Gypsum Capacity (2 plants)                                100
                                                                     =========
ENGINEERED WOOD PRODUCTS - FINGERJOINT
(Board feet; 2 shifts, 5 days; *1 shift, 5 days)
Deer Lodge, MT (B)                                                          50
El Sauzal, Mexico (E)                                                       21
Priest River, ID (B)                                                        30
                                                                     ---------
     Total Fingerjoint Capacity (3 plants)                                 101
                                                                     =========
PULP MILLS
(Thousand Short Tons, 3 shifts, 7 days)
Ketchikan, AK (A)                                                          200
Samoa, CA (E)                                                              230
Chetwynd, B.C. Canada (B)                                                  167
                                                                     ---------
     Total Pulp Capacity (3 plants)                                        597
                                                                     =========

OTHER MANUFACTURING FACILITIES
(19 PLANTS)
Brick plant:                           El Sauzal, Mexico (E)
Cellulose insulation plants:           Bucyrus, Ohio (E)
                                       Baltimore, Maryland (E)
                                       San Diego, California (E)
Cement fiber shake:                    Red Bluff, CA (E)
Chip mills:                            Cleveland and Moscow, TX (C)
Insulated glass plant:                 Orrville, OH (D)
Vinyl extrusion plant:                 Barberton, OH (D)
Wood treating plants:                  Evergreen and Lockhart, AL (C)
                                       Marianna, FL (C)
                                       Waynesboro and Statesboro, GA (C)
                                       Grenada, MI (C)
                                       New Waverly and Silbee, TX (C)
                                       Ukiah, CA (E)
                                       Sundre, Alberta, Canada (B)

DISTRIBUTION CENTERS (7 LOCATIONS)
Chino, CA (B)                          Rocklin, CA (B)
Conroe, TX (C)                         Salina, KS (C)
Dallas, TX (C)                         Tulsa, OK (C)
Dodge City, KS (C)
     Total Facilities:                 131


DIVISION LEGEND:
A.  Ketchikan
B.  Northern
C.  Southern
D.  Weather-Seal
E.  Western

TIMBERLAND HOLDINGS                                      (Acres)

California:  Whitewoods, Fir, Pine, Redwood            485,700
Idaho:  Fir, Pine                                       39,900
Louisiana:  Pine, Hardwoods                            210,000
Minnesota:  Hardwoods                                   30,100
North Carolina:  Pine, Hardwoods                         1,700
Oregon:  Pine, Fir, Whitewoods                         137,100
Texas:  Pine, Hardwoods                                695,100
Washington:  Fir, Pine                                   1,700
Wisconsin:  Hardwoods                                    2,100
Wyoming:  Whitewoods                                     4,300
                                                     ---------
     Total Fee Timberland                            1,607,700
                                                     =========

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


ITEM 3.     Legal Proceedings

      The following sets forth the current status of certain legal proceedings:

      The registrant has received a Notice of Violation issued by the U.S. Environmental Protection Agency, alleging air emissions violations at the registrant's Dungannon, Virginia, OSB plant. The registrant has also received a Notice of Violation issued by the state of Michigan, alleging air emissions violations at the registrant's Newberry, Michigan, OSB plant. The potential costs to the registrant cannot be estimated this time because the registrant's past experiences with notices of violation indicated wide variation in possible outcomes, but are not expected to have a material adverse effect on the registrant because past notices of violation have not had such an effect.

      On September 9, 1992, the U.S. Department of Justice filed suit in the U.S. District Court in Anchorage, Alaska, against the registrant's wholly owned subsidiary Ketchikan Pulp Company ("KPC"), alleging that the pulp mill in Ketchikan, Alaska, operated by KPC violated the Clean Air Act and the terms of KPC's wastewater discharge permit. A federal grand jury investigation concerning wastewater discharges at KPC's pulp mill was also convened. In March 1995, KPC entered into agreements with the federal government to resolve the issues related to the lawsuit and grand jury investigation. Under the agreements, which are subject to court approval, KPC will plead guilty to one felony and 13 misdemeanor violations of the Clean Water Act. KPC will pay civil and criminal penalties totaling approximately $6 million, of which $1.75 million will be suspended. KPC will agree to undertake certain remedial and pollution control related measures with an estimated cost of up to approximately $20 million. KPC has agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up as part of the overall $20 million of expenditure. KPC cannot estimate what portion, if any, of the cleanup amount will be required to be spent.

      On September 13, 1994, the U.S. Environmental Protection Agency filed an administrative action, alleging that KPC and two other parties violated provisions of the Clean Air Act related to asbestos. The action seeks to recover a penalty of $122,800.

      The registrant understands that a federal grand jury is investigating possible violations in connection with the disposal by a contractor of a transformer containing polychlorinated biphenyls ("PCBs") previously located at the registrant's former sawmill at Pendleton, Oregon. The registrant does not know whether it or any of its employees are targets of the investigation.

      In March 1995, the registrant was informed that the U.S. Environmental Protection Agency has referred a matter involving KPC to the U.S. Department of Justice for possible civil enforcement. The matter involves allegations that KPC's Annette Island, Alaska, cant mill violated provisions of the Clean Air Act relating to the prevention of significant deterioration of air quality.

      Management of the registrant believes that the outcome of the above matters will not have a materially adverse effect on the consolidated business, financial condition, liquidity, or results of operations of the registrant.

      In October 1994, an action was filed against the registrant and other defendants in the Circuit Court for Lake County, Florida, on behalf of a purported class of all homeowners in that state whose homes were constructed using the registrant's OSB siding. The complaint alleges that the siding is deteriorating prematurely due to latent defects in the material and seeks damages for alleged breaches of express or implied warranties and for alleged failure to disclose material defects. The complaint also seeks an injunction barring the registrant from selling the registrant's OSB siding as an exterior siding material in the state of Florida. The attorney for the plaintiffs claims the class may number in excess of 30,000 homeowners and that the claim for damages may exceed $5,000 per home, resulting in aggregated claimed damages in excess of $150 million. The registrant believes it has factual and legal defenses to the complaint.

      The registrant believes that it is probable that additional OSB siding products claims will be made against it. Some of these claims will likely be made in the form of warranty claims, while others will likely be made as litigation claims. The registrant maintains a reserve for siding claims. As with all accounting estimates, due to many factors involved in estimating future claims, significant uncertainty exists in the reliability and precision of such estimates. There can be no assurance that management's estimates will not significantly increase or decrease in the future as additional factors and circumstances become known, and actual claims are made. The registrant monitors its estimated exposure to future siding claims and adjusts its accrual accordingly. Management believes that the ultimate outcome of all the siding related matters will not have a material adverse effect on the business, financial position, or results of operations of the registrant.

      The registrant has been informed that it and one or more employees at its Montrose (Olathe), Colorado, OSB plant are the targets of a federal grand jury investigation concerning alleged tampering with emissions monitoring equipment, alteration of plant records, and submission of unrepresentative samples to a certification agency. The registrant does not know when the investigation will be completed, but has been informed that indictment of the registrant is likely. The registrant began an internal investigation in the summer of 1992 and reported its initial findings of irregularities to governmental authorities in September, 1992. In March 1995, additional subpoenas were issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the American Plywood Association, an independent industry product certification agency, by the registrant's Montrose plant and other OSB plants. The registrant has commenced an independent investigation concerning the allegations.


ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the registrant's security holders during the fourth quarter of 1994.


Executive Officers of the Registrant

      The following table sets forth the name of each executive officer of the registrant (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), the age of the officer, and all positions and offices held with the registrant as of March 14, 1995:

                                         Positions and Offices
        Name              Age           Held With the Registrant
---------------------     ---      -----------------------------------

Harry A. Merlo            70       Chairman and President

James Eisses              58       Executive Vice President and General
                                   Manager, Northern Division

Ronald L. Paul            51       Vice President, Operations, and General
                                   Manager, Southern Division

J. Keith Matheney         46       General Manager, Weather-Seal Division

Ralph D. Lewis            53       President and General Manager, Ketchikan
                                   Pulp Company
Robert M. Simpson         36       General Manager, Western Division

William L. Hebert         44       Treasurer and Chief Financial Officer

James F. Ellisor          46       Controller, Operations


      Messrs. Merlo, Eisses, and Paul are also directors of the registrant.

      All executive officers serve at the pleasure of the board of directors. The terms of office for which they are elected run until the next annual meeting of the board of directors, unless earlier removed.

      Except as set forth below, all the executive officers have served in their present capacities for more than five years. In January 1994, Mr. Eisses became executive vice president; from June 1992 to January 1994, he was vice president, operations; previously he was general manager of L-P's Northern Division, a position he still holds. Mr. Paul became vice president, operations, in January 1994; previously he was general manager of L-P's Southern Division, a position he continues to hold. Prior to assuming his present position in March 1992, Mr. Simpson was president of Tricon Forest Products, Inc., a forest products broker. Mr. Hebert became treasurer and chief financial officer in January 1994; previously he was L-P's controller, finance. Mr. Matheney became general manager of the Weather-Seal Division in June, 1994; previously he was Sales and Marketing Manager of the registrant's Northern Division. Mr. Lewis became president and general manager of Ketchikan Pulp Company in June, 1994; previously he was Controller of Ketchikan Pulp Company. Before assuming his present position in January 1994, Mr. Ellisor was Controller of the registrant's Northern Division.


                                    PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      The common stock is listed on the New York Stock Exchange, the Dow-Jones newspaper quotations symbol is "LaPac," and the ticker symbol is "LPX." Information regarding market prices for the registrant's common stock is included in the following table labeled "High and Low Stock Prices." Holders of the registrant's common stock may automatically reinvest dividends toward purchase of additional shares of the company's common stock. At March 14, 1995, L-P had approximately 25,578 stockholders of record.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES HIGH AND LOW STOCK PRICES

                           1st Quarter   2nd Quarter   3rd Quarter  4th
Quarter

1994 High                     $48.00        $36.13       $35.88      $33.63
     Low                       35.38         30.00        29.25       25.75


1993 High                     $39.38        $38.07       $36.38      $42.13
     Low                       29.63         28.75        29.75       30.88


Information regarding dividends on its common stock declared by the registrant during the past two years is located in the following table.


LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES QUARTERLY DATA
(Dollar amounts in millions except per share)

                           1st Quarter   2nd Quarter   3rd Quarter  4th
Quarter

1994
----

Net sales                       $698.0        $774.7       $818.4
$748.4
Gross profit(1)                  140.5         132.8        155.1
130.2
Income before taxes and
  minority interest              139.8         132.2        155.4
132.2
Net income                        85.2          81.9         95.1
84.7
Net income per share               .77           .75          .86
 .77
Cash dividends per share           .11          .125         .125
 .125


                           1st Quarter   2nd Quarter   3rd Quarter  4th
Quarter

1993(2)
----

Net sales                       $649.2        $596.6        $629.4
$636.1
Gross profit(1)                  142.2         105.8          85.4
99.2
Income before taxes              140.3         104.7          84.3
98.3
Income                            87.7          65.7          41.5
59.5
Income per share                   .80           .60           .38
 .54
Cash dividends per share           .10           .11           .11
 .11


(1)    Gross profit is income before taxes, minority interest, and interest.

(2)    Does not include cumulative effects of accounting changes in 1993.

ITEM 6.     Selected Financial Data


YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

SUMMARY INCOME STATEMENT DATA                1994          1993          1992          1991          1990
Net sales                                $  3,039.5    $  2,511.3    $  2,184.7    $  1,702.1    $  1,793.3
Gross profit(1)                               558.6         423.6         297.5         106.3         144.6
Interest, net                                  (1.0)          5.0          14.4          18.9           7.6
Provision for income taxes                    209.8         173.2         106.2          31.5          45.9
Income(2)                                     346.9         254.4         176.9          55.9          91.1
Income per share(2)                             3.15          2.32          1.63           .52           .82
Cash dividends per share                         .485          .43           .39           .36           .35
Stock dividend                                  -             -             -             -             -
Average shares of common stock
  outstanding (thousands)                 110,140       109,670       108,500       107,980       111,060


SUMMARY BALANCE SHEETS

Current assets                            $   694.4     $   614.1      $  539.1      $  461.4      $  509.1
Timber and timberlands, at cost less
  cost of timber harvested                    693.5         673.5         531.2         532.7         518.3
Receivable from U.S. Government                 -             -             -             -             -
Property, plant and equipment, net          1,273.2       1,145.9       1,070.3       1,066.1       1,036.8
Investments and other assets                   55.1          32.8          65.4          46.9          39.9
Net assets of discontinued operations           -             -             -             -             -
                                         ------------  -----------   -----------   -----------   -----------
  Total assets                           $  2,716.2    $  2,466.3    $  2,206.0    $  2,107.1    $  2,104.1
                                         ============  ===========   ===========   ===========   ===========
Current liabilities                      $    344.8    $    317.2    $    295.5    $    259.5    $    195.5
Long-term debt, excluding
  current portion                             209.8         288.6         386.3         492.7         588.7
Deferred income taxes and other               312.2         289.1         163.2         151.3         153.2
Stockholders' equity                        1,849.4       1,571.4       1,361.0       1,203.6       1,166.7
                                         ------------  -----------   -----------   -----------   -----------
  Total liabilities and
  stockholders' equity                   $  2,716.2    $  2,466.3    $  2,206.0    $  2,107.1    $  2,104.1
                                         ============  ===========   ===========   ===========   ===========


KEY FINANCIAL TRENDS                         1994          1993          1992          1991          1990
Working capital                          $    349.6    $    296.9    $    243.6    $    201.9    $    313.6
                                         ============  ===========   ===========   ===========   ===========
Plant and logging road additions         $    286.0    $    208.4    $    161.4    $    152.3    $    330.4
Timber additions, net                          66.0          81.5          40.1          49.6          44.4
                                         ------------  -----------   -----------   -----------   -----------
  Total capital additions                $    352.0    $    289.9    $    201.5    $    201.9    $    374.8
                                         ============  ===========   ===========   ===========   ===========
Long-term debt as a percent of
  total capitalization                        10%           16%           22%           29%           34%
Income as a percent of average equity(2)      20%           17%           14%            5%            8%


(1)   Gross profit is income before income taxes, minority interest, and interest.

(2)   Does not include cumulative effects of accounting changes in 1993.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

      Strong demand for L-P's building products, largely due to strong housing starts of 1.45 million, affordable interest rates, and recovering export markets for L-P's building products and pulp products pushed sales and earnings to record levels in 1994. The previous records for sales and earnings were set in 1993 on strong results for building products, with demand fueled by low interest rates and an improved economy. These results were partially offset by an extremely weak pulp market in 1993 that continued into early 1994.

      Sales in 1994 were $3.04 billion, a 21 percent increase over 1993 sales of $2.51 billion. The 1993 sales figure was a 15 percent increase over 1992 sales of $2.19 billion. Net income for 1994 was $346.9 million, a 36 percent increase over 1993 income before accounting changes of $254.4 million. The 1993 income figure was a 44 percent increase over 1992 net income of $176.9 million.

      L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 90 percent of net sales and more than 100 percent of operating profit in each of the last three years. The results of operations are discussed below for each of these segments separately. Additional information about the factors affecting L-P's segments is presented in the "Notes to Financial Statements" and the "Product Information Summary" in Item 1.


Building Products

      L-P's building products segment posted a record year for both sales and profits in 1994. The previous record year for sales and profits was 1993. Building products sales in 1994 were $2.8 billion, a 16 percent increase over 1993 sales of $2.4 billion. The 1993 sales figure was a 21 percent increase over 1992 sales of $2.0 billion. Sales increases in both years resulted from both higher volumes and higher prices.

      Building products operating profits have increased significantly in each of the last two years. Operating profit was $636 million in 1994, a 13 percent increase over 1993 operating profit of $562 million, which was a 54 percent increase over 1992 operating profit of $364 million. These increases reflected the higher sales volumes and prices discussed below. However, the higher sales were partially offset by higher cost of sales as the cost of raw materials increased significantly in each year. The volume of products sold also caused increases in cost of sales. There can be no assurance that L-P will be able to pass any future material increases in the price of raw materials on to customers through product price increases.

      Structural panel products (Inner-Seal(R) OSB products and plywood) sales have shown the largest increases in both of the past two years. Sales of structural panel products were $1.2 billion in 1994, $1.0 billion in 1993, and $0.9 billion in 1992. That represents a 20 percent increase in 1994 and a 13 percent increase in 1993. Sales volumes rose approximately 10 percent in 1994 and 5 percent in 1993 while average sales prices rose approximately
10 percent in 1994 and 11 percent in 1993. Sales volume increases were due to stronger demand in each year as well as additional sales from new L-P plants. Price increases are attributable to strong demand coupled with shrinking supplies as numerous plywood mills in the Northwest region of the country shut down due to log shortages and high costs. Operating profits were impacted by higher plywood log costs, which increased 5-7 percent, and higher OSB wood costs, which increased about 10 percent.

      Lumber sales have also increased in each of the past two years, growing to $867 million in 1994 from $816 million in 1993 and $653 million in 1992. The 6 percent sales increase in 1994 was due to a 4 percent volume increase and a 2 percent increase in average selling prices. The 25 percent sales increase in 1993 was solely due to price increases of approximately 27 percent while volume actually declined by 2 percent. Lumber prices have also benefited over the last two years from shrinking supply as mills in the Northwest shut down due to log shortages and high costs. The volume increase in 1994 was primarily due to L-P's adding shifts at its sawmills and taking less downtime. The volume decrease in 1993 was due to shutting mills down in California. Log costs, where L-P buys on the open market, increased
20-25 percent during 1994.

      Other panel products sales (primarily industrial panel products such as particleboard, hardboard, and medium density fiberboard) have increased significantly in each of the last two years. The 24 percent increase in 1994 was due primarily to higher prices on slightly higher volume. The 29 percent increase in 1993 was due to an 18 percent increase in average selling prices and a 10 percent increase in volume as L-P added capacity through new mills. Operating profits in 1994 were impacted somewhat by higher resin costs.

      Other building products sales increased in 1994 and 1993 due primarily to additional production of engineered wood products (I-beams and laminated veneer lumber) at new plants, increased sales of logs from L-P's California timberlands, and increased chip sales due to increasing prices and higher volumes, including the purchase of a chip export facility in Northern California.


Pulp

      The pulp segment sustained an operating loss of $5 million in 1994 compared to losses of $59 million in 1993 and $20 million in 1992. The reduced losses in 1994 over 1993 and increased losses in 1993 over 1992 were primarily attributable to varying sales levels discussed below. Cost of sales per ton of pulp sold was significantly higher in 1993 than 1994 or 1992 as market-related downtime caused fixed costs to be spread over a lower volume base. There can be no assurance that L-P will be able to pass any future material increases in the price of raw materials on to customers through product price increases.

      Pulp sales increased 159 percent in 1994 to $220 million from $85 million in 1993 as worldwide pulp markets recovered during the second half of 1994. Volume increased 112 percent as increased demand allowed the Company to take less downtime and average prices during the year at L-P's three pulp mills increased 21 percent. Problems with the water treatment system at L-P's pulp mill in Chetwynd, B.C., also contributed to that mill's producing far below its capacity in 1993. Overall, pulp sales for L-P in 1993 were 54 percent below 1992 sales of $185 million. Average sales prices in 1993 were about 10 percent lower than in 1992 and volume was 50 percent lower due to poor worldwide pulp markets and the water treatment problem discussed above.

      L-P pulp products are sold primarily to export customers. Because pulp prices and volumes were at very low levels in 1993, the percentage of pulp sales to total net sales was only 3 percent in 1993 compared to 7 percent in 1994 and 8 percent in 1992. This was also the primary factor in 1993 export sales as a percent of total net sales being only 10 percent compared to 12 percent in 1994 and 16 percent in 1992. Information regarding L-P's geographic segments and export sales are provided in the notes to financial statements under the caption "Segment Information."


Legal and Environmental Matters

      One of L-P's greatest challenges continues to be the ever-changing rules and regulations concerning the environment. L-P has dedicated substantial human and financial resources to ensure that it not only complies with current environmental laws and regulations, but is also an environmental leader in the forest products industry. L-P is pioneering technology in reducing and eliminating pulp mill wastewater, including dioxin, and in reducing air pollutants emitted from its wood panel plants. L-P has also voluntarily eliminated the practice of clearcutting on its own timberlands. However, L-P continues to face challenges from preservationist groups trying to lock up the nation's timber supply and from increasingly stringent and complex standards for air emissions, water effluent, and handling of hazardous wastes. L-P must continually balance the costs of environmental projects with the benefits to the company, its employees, and the communities surrounding its facilities.

      Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has in the past been required to pay fines for noncompliance and sometimes litigation has resulted from contested environmental actions. Where environmental infractions have been caused by other parties, L-P vigorously pursues recovery through legal channels. A description of certain environmental actions currently pending against L-P or recently resolved are listed below.

      Subsequent to December 31, 1994, KPC reached a plea agreement and consent decree with the U.S. government regarding water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. Under the agreements, which are subject to court approval, KPC will enter into a civil consent decree and will plead guilty to one felony and thirteen misdemeanor violations of the Clean Water Act. The settlement also calls for KPC to pay civil and criminal monetary penalties of approximately $6 million, of which $1.75 million will be suspended in consideration of KPC's expenditures and ongoing efforts to improve its operations. The penalties were substantially reserved for at December 31, 1994. Future expenditures required by the agreements, which are primarily capital in nature, are estimated to be up to approximately $20 million. KPC has agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up as part of the overall $20 million of expenditure. KPC cannot estimate what portion, if any, of the cleanup amount will be required to be spent.

      L-P has been informed that it and one or more of its employees at its Montrose, Colorado, plant are the subjects of a federal grand jury investigation concerning alleged tampering with air emissions monitoring equipment, alteration of plant records, and submission of unrepresentative product samples to a certification agency. The investigation has not been completed and no charges against the company or any of its employees have been made.

      Certain of L-P's plant sites are suspected of having substances in the ground or in the groundwater that are considered pollutants. Appropriate corrective action or plans for corrective action are underway. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels.

      In 1992, as part of an overall industry inquiry, L-P received notices of violation from the U.S. Environmental Protection Agency ("EPA") against 15 of its manufacturing facilities. During 1993, L-P reached a precedent-setting environmental settlement with the EPA, which called for L-P to pioneer new pollution control technology. The agreement also required L-P to pay an $11.1 million civil penalty to the federal government. The payment was made in November 1993, but had been substantially accrued for in 1992.

      L-P maintains a reserve for estimated environmental contingent liabilities. As of December 31, 1994 and 1993, the balance of the reserve was $13 million and $8 million. The reserve increased during 1994 due to increases in estimates of potential exposure to liabilities. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary from case to case. Certain facts and circumstances surrounding each contingency become known as the process evolves that may significantly increase or decrease the original estimate. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out.
The company monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. A portion of L-P's environmental reserve is related to liabilities for cleanup of properties that are currently owned or have been owned in the past. Certain of these sites are subject to cost-sharing arrangements with other parties who were also involved with the site. L-P does not believe that any of these cost-sharing arrangements will likely result in an additional material liability to L-P due to non-performance by the other party.

      Management believes the costs of complying with the above actions will not have a material adverse effect on the business, financial condition, or results of operations of the company.

      See Item 3, Legal Proceedings.

Inner-Seal(R) Siding Products Update

      L-P manufactures a complete line of Inner-Seal(R) OSB products for the building and construction industry. Such products include sheathing, roof decking, flooring, siding, soffit, and engineered I-joists using OSB as the web material.

      In 1985, L-P began producing and selling OSB-based exterior siding products in both a lap and panel style. The siding uses OSB as the substrate and is overlaid with a resin-impregnated paper. The siding products are used primarily in residential home construction, both single-family and multifamily, and also to a lesser extent in commercial construction. L-P offers a warranty on both the OSB substrate and the siding surface, if certain standards are adhered to, such as proper installation and proper care and maintenance of the product.

      Since 1985, the registrant has sold approximately 2.5 billion square feet of these Inner-Seal(R) siding products throughout the United States. During this period, warranty claims related to these siding products have been made against L-P. Where such claims resulted from improper installation or improper care and maintenance, L-P has sought to hold the installer or homeowner responsible for a portion of the claim. Where claims were based on a problem with the product, L-P has honored its warranty and settled the claims in a timely manner.

      Since 1985, L-P has paid approximately $37 million to settle claims relating to siding warranties on approximately 15,000 dwelling units at an average cost of about $2,500 per unit. This amount includes claims paid of approximately $10 million in 1994, $5 million in 1993, and $5 million in 1992.

      In October 1994, an action was filed against L-P and other defendants in the state of Florida on behalf of a purported class of all homeowners in that state whose homes were constructed using Inner-Seal(R) siding. The complaint alleges that the siding is deteriorating prematurely due to latent defects in the material and seeks damages for alleged breaches of express or implied warranties and for alleged failure to disclose material defects. The complaint also seeks an injunction barring L-P from selling Inner-Seal(R) siding as an exterior siding material in the state of Florida. The attorney for the plaintiffs claims that the class may number in excess of 30,000 homeowners and that the claim for damages may exceed $5,000 per home, resulting in aggregated claimed damages in excess of $150 million. L-P believes it has factual and legal defenses to the complaint.

      L-P believes that it is probable that additional Inner-Seal(R) siding products claims will be made against the company. Some of these claims will probably be made in the form of warranty claims, while others will probably be made as litigation claims. L-P maintains a reserve for siding claims. As with all accounting estimates, due to many factors involved in estimating future claims, significant uncertainty exists in the reliability and precision of such estimates. There can be no assurance that management's estimates will not significantly increase or decrease in the future as additional facts and circumstances become known and actual claims are made. L-P monitors its estimated exposure to future siding claims and adjusts its accrual accordingly. Management believes that the ultimate outcome of all the siding-related matters will not have a material adverse effect on the business, financial position, or results of operations of L-P.

      See Item 3, legal Proceedings.


Financial Position and Liquidity

      L-P's financial position and liquidity continue to be among the strongest in the industry. Long-term debt as a percent of total capitalization was only 10.1 percent at December 31, 1994, down from
15.5 percent at December 31, 1993. Total debt as a percent of total capitalization was 15.5 percent versus 21.6 percent in the prior year. The company's ratio of current assets to current liabilities was 2.01 at December 31, 1994 versus 1.94 at December 31, 1993. Cash and cash equivalents totaled $315.9 million at the end of 1994, up from $261.6 million at the end of 1993.

      Record profits in 1994 resulted in record cash from operating activities of $596 million, which eclipsed the previous record of $439 million set in 1993. Liquidation of inventories and increases in payables and accruals also contributed to the increase in operating cash flow. The company's cash used in investing activities increased to $350 million in 1994 from $254 million in 1993 and $207 million in 1992, as L-P invested significantly in new plants for added production capacity, environmental-related projects, and timber to supply its plants. Cash used for financing activities also increased in 1994 to $191 million from $150 million in 1993 and $117 million in 1992. In each of the three years, the primary expenditures in this area were to repay debt and pay cash dividends. In 1994, L-P also increased its purchases of treasury stock to $54 million in 1994 from $14 million in 1993 and none in 1992.

      During 1994, L-P loaned an additional $56 million to the Employee Stock Ownership Trusts which used the funds to purchase 1.85 million shares of L-P's treasury stock. These shares will be used to cover contributions for 1995 and beyond, which will be higher, primarily due to an increase in L-P contributions for most hourly employees from 5 percent to 10 percent of eligible wages. Defined benefit pension plans were frozen for those employees receiving increased ESOT contributions.

      L-P's $100 million credit line expired late in 1994 and was renewed in January 1995. The new agreement is a five-year credit line available for general corporate purposes. L-P's short-term credit ratings are A-1 with Standard & Poors and D-1 Plus with Duff & Phelps.

      L-P's board of directors authorized a program in mid-1994 to repurchase up to 5 million shares at management's discretion. The company purchased 667,600 shares under this program during 1994 (out of total share repurchases in 1994 of 1,730,000), leaving 4,332,400 shares available to be repurchased at December 31, 1994.

      The company plans capital expenditures in 1995 of $350 million to $400 million. These expenditures will be for new plants, environmental-related capital projects, upgrading of existing facilities, and purchases of timber to supply operations. L-P expects to finance these capital expenditures from operating cash flows and existing cash and cash equivalents. Mandatory debt repayments for 1995 are $82 million.

ITEM 8.     Financial Statements and Supplementary Data

      The consolidated financial statements and accompanying notes to financial statements together with the report of independent public accountants are located on the following pages. Quarterly data for the registrant's latest two fiscal years is located in the table labeled "Quarterly Data" in Item 5.


CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)                   1994           1993

ASSETS
Current Assets:
Cash and cash equivalents                               $  315.9      $  261.6
Accounts receivable, less reserves of $1.4 and $1.0        157.4         110.9
Inventories                                                213.8         234.7
Prepaid expenses                                             7.3           6.9
                                                         -------       -------
     Total current assets                                  694.4         614.1
Timber and Timberlands, at cost less cost
  of timber harvested                                      693.5         673.5
Property, Plant and Equipment, at cost:
Land, land improvements and logging roads,
 net of road amortization                                  162.9         143.8
Buildings                                                  221.3         211.1
Machinery and equipment                                  1,777.3       1,631.6
Construction in progress                                   196.7         126.3
                                                         -------       -------
                                                         2,358.2       2,112.8
Less reserves for depreciation                          (1,085.0)
(966.9)
                                                         -------       -------
   Net property, plant and equipment                     1,273.2       1,145.9
Investments and Other Assets                                55.1          32.8
                                                         -------       -------
     Total Assets                                       $2,716.2      $2,466.3
                                                         =======       =======
See notes to financial statements.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)              1994           1993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                         $ 81.9       $ 105.5
Short-term notes payable                                    50.5          41.7
Accounts payable and accrued liabilities                   193.5         149.2
Income taxes payable                                        18.9          20.8
                                                         -------        ------
     Total current liabilities                             344.8         317.2
Long-term Debt, excluding current portion                  209.8         288.6
Deferred Income Taxes                                      269.8         264.8
Other Long-term Liabilities and Minority Interest           42.4          24.3
Stockholders' Equity:
Common stock, $1 par value, 200,000,000 shares
  authorized, 116,937,022 shares issued                    117.0         117.0
Preferred stock, $1 par value, 15,000,000 shares
  authorized, no shares issued                                 -             -
Additional paid-in capital                                 478.4         431.5
Retained earnings                                        1,510.7       1,217.2
Less treasury stock, 4,944,804 shares, at cost             (86.3)
(85.6)
Loans to Employee Stock Ownership Trusts                  (114.0)
(72.5)
Other equity adjustments                                   (56.4)
(36.2)
                                                         -------       -------
     Total stockholders' equity                          1,849.4       1,571.4
                                                         -------       -------
     Total Liabilities and Stockholders' Equity         $2,716.2      $2,466.3
                                                         =======       =======

See notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

                                             1994         1993         1992


Net Sales                                  $3,039.5     $2,511.3     $2,184.7
                                            -------      -------      -------
COSTS AND EXPENSES:
Cost of sales                               2,158.4      1,779.9      1,620.5
Depreciation and amortization                 143.8        133.0        121.4
Cost of timber harvested                       53.5         50.2         41.6
Selling and administrative                    125.2        115.6        103.7
Interest income                               (10.0)        (7.8)        (7.3)
Interest expense, net of capitalized
  interest of $5.5, $3.5 and $4.9               9.0         12.8         21.7
                                            -------      -------      -------
     Total costs and expenses               2,479.9      2,083.7      1,901.6
                                            -------      -------      -------

Income before taxes, minority interest
  and cumulative effects of
  accounting changes                          559.6        427.6        283.1
Provision for income taxes                   (209.8)      (173.2)      (106.2)
Minority interest in net income of
   consolidated subsidiaries                   (2.9)           -            -
                                            -------      -------      -------
Income before cumulative effects of
  accounting changes                          346.9        254.4        176.9
Cumulative effects of accounting
  changes, net of income taxes of $1.9            -        (10.4)           -
                                            -------      -------      -------
Net Income                                  $ 346.9      $ 244.0      $ 176.9
                                            =======      =======      =======

EARNINGS PER SHARE:
Income before cumulative effects of
  accounting changes                       $   3.15      $  2.32      $  1.63
Cumulative effects of accounting changes          -         (.09)           -
                                            -------      -------      -------
Net Income                                 $   3.15      $  2.23      $  1.63
                                            =======      =======      =======

Cash Dividends Per Share of Common Stock   $   .485      $   .43      $   .39
                                            =======      =======      =======

Average Shares of Common Stock
  (thousands)                               110,140      109,670      108,500


See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)

                                                   1994         1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $  346.9     $  244.0     $  176.9

Adjustments to reconcile income to net
   cash provided by operating activities:
   Cumulative effects of accounting changes           -         10.4            -
   Depreciation, amortization and cost of
     timber harvested                             197.3        183.2        163.0
   Other non-cash charges                          23.6         29.1         29.6
   Decrease (increase) in receivables             (41.6)         3.6        (33.3)
   Decrease (increase) in inventories              25.1        (39.7)        (8.0)
   Decrease (increase) in prepaid expenses          (.2)        (1.1)          .9
   Increase (decrease) in accounts payable
     and accrued liabilities                       39.4          1.5         22.5
   Increase (decrease) in income taxes payable       .4          9.1         (4.8)
   Increase (decrease) in deferred income taxes     5.0         (1.6)        13.5
                                                -------       -------     -------
   Net cash provided by operating activities      595.9        438.5        360.3


CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant, equipment and logging road additions   (286.0)      (208.4)      (161.4)
   Timber and timberland additions, net           (66.0)       (81.5)       (40.1)
   Net book value of plant and equipment sold       4.2          4.1         11.4
   Other investing activities, net                 (2.5)        32.1        (16.4)
                                                -------       -------     -------
   Net cash used in investing activities         (350.3)      (253.7)      (206.5)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term notes payable             5.8           .6          9.6
   Repayment of long-term debt                   (106.6)      (105.3)       (97.7)
   Cash dividends                                 (53.4)       (47.3)       (42.5)
   Purchase of treasury stock                     (54.3)       (13.8)           -
   Loans to ESOTs                                 (56.0)           -            -
   Treasury stock sold to ESOTs                    56.0            -            -
   Cash received from minority investors            6.5            -            -
   Other financing activities, net                 10.7         14.5         14.1
                                                -------       -------     -------
   Net cash used for financing activities        (191.3)      (151.3)      (116.5)
                                                -------       -------     -------
Net increase in cash and cash equivalents          54.3         33.5         37.3
Cash and cash equivalents at beginning of year    261.6        228.1        190.8
                                                -------       -------     -------
Cash and cash equivalents at end of year       $  315.9     $  261.6     $  228.1
                                                =======      ========     =======






See notes to financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         OTHER   TOTAL
                                                                              ADD'L             LOANS    EQUITY  STOCK-
DOLLAR AMOUNTS IN MILLIONS            COMMON STOCK        TREASURY STOCK     PAID-IN  RETAINED   TO      ADJUST- HOLDERS'
EXCEPT PER SHARE                   SHARES      AMOUNT   SHARES      AMOUNT   CAPITAL  EARNINGS  ESOTs    MENTS   EQUITY
BALANCE, DECEMBER 31, 1991         38,959,366  $ 39.0   2,967,831  $(102.3)  $404.5   $  964.4  $(101.5) $ (0.5) $1,203.6
Net income                                  -       -           -        -        -      176.9        -       -     176.9
Cash dividends, $.39 per share              -       -           -        -        -      (42.5)       -       -     (42.5)
Issuance of shares for employee
  stock plans & for other purposes     20,010       -    (560,947)    13.8     18.0          -        -       -      31.8
Employee stock ownership trust
  contribution                              -       -           -        -        -          -     14.5       -      14.5
Currency translation adjustment &
  marketable securities adjustment          -       -           -        -        -          -        -   (23.3)    (23.3)
Shares issued under
  3-for-2 stock split              19,478,373    19.5   1,441,916        -        -      (19.5)       -       -         -
                                   ----------   -----   ---------   ------    -----    -------   ------  ------   -------

BALANCE, DECEMBER 31, 1992         58,457,749    58.5   3,848,800    (88.5)   422.5    1,079.3    (87.0)  (23.8)  1,361.0
Net income                                  -       -           -        -        -      244.0        -       -     244.0
Cash dividends, $.43 per share              -       -           -        -        -      (47.3)       -       -     (47.3)
Issuance of shares for employee
  stock plans & for other purposes     10,762       -    (916,937)    16.7      9.0          -        -       -      25.7
Purchase of treasury stock                  -       -     200,000    (13.8)       -          -        -       -     (13.8)
Employee stock ownership trust
  contribution                              -       -           -        -        -          -     14.5       -      14.5
Currency translation adjustment &
  marketable securities adjustment          -       -           -        -        -          -        -   (12.4)    (12.4)
Shares issued under
  2-for-1 stock split              58,468,511    58.5   3,624,075        -        -      (58.8)       -       -      (0.3)
                                   ----------   -----   ---------   ------    -----    -------   ------  ------   -------

BALANCE, DECEMBER 31, 1993        116,937,022   117.0   6,755,938    (85.6)   431.5    1,217.2    (72.5)  (36.2)  1,571.4
Net income                                  -       -           -        -        -      346.9        -       -     346.9
Cash dividends, $.485 per share             -       -           -        -        -      (53.4)       -       -     (53.4)
Issuance of shares for employee
  stock plans & for other purposes          -       -  (1,697,713)    26.5     18.0          -        -       -      44.5
Additional loans to ESOTs & sale of
  treasury stock to ESOTs                   -       -  (1,843,621)    27.1     28.9          -    (56.0)      -         -
Purchase of treasury stock                  -       -   1,730,200    (54.3)       -          -        -       -     (54.3)
Employee stock ownership trust
  contribution                              -       -           -        -        -          -     14.5       -      14.5
Currency translation adjustment &
  marketable securities adjustment          -       -           -        -        -          -        -   (20.2)    (20.2)
                                   ----------   -----   ---------   ------    -----    -------   ------  ------   -------

BALANCE, DECEMBER 31, 1994        116,937,022  $117.0   4,944,804  $ (86.3)  $478.4   $1,510.7  $(114.0) $(56.4) $1,849.4
                                   ==========   =====   =========   ======    =====    =======   ======  ======   =======



See Notes to Financial Statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Presentation

      The consolidated financial statements include the accounts of Louisiana-Pacific Corporation and all of its subsidiaries ("L-P"), after elimination of intercompany balances and transactions.


Earnings Per Share

      Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. The effect of common stock equivalents is not material.

      American Institute of Certified Public Accountants Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) requires that shares held by L-P's Employee Stock Ownership Trusts ("ESOTs") which were acquired by the ESOTs on or after January 1, 1994 and are not allocated to participants' accounts, are not considered outstanding for purposes of computing earnings per share. Unallocated shares held by the ESOTs which were acquired by the ESOTs prior to January 1, 1994, and all allocated ESOT shares continue to be considered outstanding for purposes of computing earnings per share.


Cash and Cash Equivalents

      L-P considers all highly liquid securities with a maturity of three months or less to be cash equivalents. Cash paid during 1994, 1993 and 1992 for interest (net of capitalized interest) was $9.0 million, $13.2 million and $21.9 million. Cash paid during 1994, 1993 and 1992 for income taxes (net of refunds received) was $204.0 million, $161.1 million and $93.5 million.

      At December 31, 1994, Louisiana-Pacific Canada Ltd., a wholly owned subsidiary of L-P, had restricted cash balances of USD $20.8 million related to loan agreements which require such balances based on changes in the Canadian dollar relative to the U.S. dollar. These balances are interest-bearing to Louisiana-Pacific Canada Ltd. at short-term interest rates.

      L-P invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. In addition, L-P holds its cash investments until maturity and is therefore not subject to significant market risk.


Inventory Valuation

      Inventories are valued at the lower of cost or market. Inventory costs include material, labor and operating overhead. The LIFO method is used for most log and lumber inventories. Inventory quantities are determined on the basis of physical inventories, adjusted where necessary for intervening transactions from the date of the physical inventory to the end of the year. The major types of inventories are as follows:

            DECEMBER 31 (IN MILLIONS)         1994        1993

            Logs                            $ 96.9      $124.7
            Lumber                            93.1        67.1
            Panel Products                    24.7        31.3
            Other Building Products           42.6        30.3
            Pulp                              15.8        26.1
            Other Raw Materials               23.3        27.9
            Supplies                          21.2        16.8
            LIFO Reserve                    (103.8)      (89.5)
                                             -----       -----
                 Total                      $213.8      $234.7
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

      L-P capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 1994, 1993 and 1992 was $5.5 million, $3.5 million and $4.9 million.

      L-P defers start-up costs on major construction projects during the start-up phase and amortizes the deferral over seven years. Start-up costs deferred during 1992 were $23.8 million. No start-up costs were deferred during 1994 or 1993.


Income Tax Policies

      During the first quarter of 1993, L-P adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which utilizes the liability method whereby deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates applicable at the balance sheet date.
Adoption of this standard resulted in a one-time, after tax charge of $7.2 million or six cents per share. In addition L-P was required to adjust certain assets of its Kirby Forest Industries ("Kirby") subsidiary. This adjustment was required since the acquisition of Kirby was originally recorded in 1986 "net of tax." The result was an increase in timber of $97.7 million, an increase in property, plant and equipment of $5.9 million, a decrease in inventories of $.7 million, an increase in current taxes payable of $5.9 million and an increase in deferred taxes payable of $104.1 million. The effect of adopting this standard did not have a material impact on pretax income or income tax expense.

      Income before taxes and cumulative effects of accounting changes for the years ended December 31, was taxed under the following jurisdictions:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                  1994      1993     1992

Domestic                                             $524.1    $416.2   $270.6
Foreign                                                35.5      11.4     12.5
                                                      -----     -----    -----
                                                     $559.6    $427.6   $283.1

                                                     ======    ======   ======

Provision (benefit) for income taxes includes the following:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                  1994      1993     1992

Current tax provision:

U.S. federal                                         $171.8    $149.5    $81.9
State and local                                        24.9      22.6      9.0
Foreign                                                 8.1       2.7      1.8
                                                      -----     -----    -----
Total current tax provision                          $204.8    $174.8    $92.7
                                                     ======    ======   ======

Deferred tax provision (benefit):

U.S. federal                                         $  3.3     $ (.2)   $12.2
State and local                                          .4        .1      1.3
Foreign                                                 1.3      (1.5)       -
                                                      -----     -----    -----
Total deferred tax provision (benefit)               $  5.0    $ (1.6)   $13.5
                                                     ======    ======   ======



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

      The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31, 1994 and 1993 were as follows:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                  1994      1993

Property, plant and equipment                        $155.8    $155.8
Timber and timberlands                                146.7     148.6
Inventories                                            (1.9)     (4.0)
Accrued liabilities                                    (9.2)    (16.1)
Benefit of foreign capital loss
  and NOL carryover                                    (8.4)    (10.3)
Benefit of foreign ITC carryover                      (64.3)    (65.7)
Other                                                  (1.5)      1.1
Valuation allowance                                    52.6      55.4
                                                      -----     -----
Total deferred taxes                                 $269.8    $264.8
                                                     ======    ======


      L-P's subsidiary, Louisiana-Pacific Canada Ltd. ("LPC"), has unrealized foreign investment tax credits ("ITC") of approximately C$90 million. These credits can be carried forward to offset future tax of LPC. However, these credits expire C$4 million in 1996, C$5 million in 1997, C$20 million in 1999, C$6 million in 2000, C$46 million in 2001, C$4 million in 2003 and C$5 million in 2004. In addition, LPC has capital loss carryovers of C$31 million available to offset capital gains in future years. These capital loss carryovers will not expire.

      The following table summarizes the differences between the statutory federal and effective tax rate:


YEAR ENDED DECEMBER 31                                1994      1993     1992

Federal tax rate                                        35%       35%      34%
Tax-exempt investment income                             -        (1)      (1)
State and local income taxes                             4         4        4
Fines                                                    -         1        1
Other                                                   (1)        1        -
                                                       ---       ---      ---
                                                        38%       40%      38%
                                                       ===       ===      ===

Marketable Securities and Securities Transactions

      The balance sheet caption "Investments and Other Assets" includes, among other items, investments in certain marketable equity securities. Realized gains or losses are computed based on actual transaction prices of the securities sold and are reflected in income in the period in which the transaction occurred. At December 31, 1994 and 1993, the carrying value of these securities approximates the market value and therefore Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which requires unrealized gains and losses on these securities to be recognized as an adjustment to stockholders' equity, did not have a material impact on L-P's consolidated financial statements.

      L-P has only limited involvement with derivative financial instruments and at December 31, 1994 had no material derivative financial instruments outstanding.


Foreign Currency Translation

      Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in stockholders' equity.

OTHER NOTES TO FINANCIAL STATEMENTS

Accounts Payable and Accrued Liabilities

DECEMBER 31 (IN MILLIONS)                             1994      1993

Accounts payable                                     $105.5    $ 78.6
Salaries and wages payable                             20.4      19.4
Taxes other than income taxes                          13.3      13.3
Workers' compensation                                  11.4      11.5
Other accrued liabilities                              42.9      26.4
                                                      -----     -----
                                                     $193.5    $149.2
                                                     ======    ======

LONG-TERM DEBT

                                                INTEREST RATE AT         DECEMBER 31,
(IN MILLIONS)                                        12/31/94         1994        1993
Project Bank financings -
  Chetwynd, B.C. pulpmill, balance due in
    1996, interest rate variable                        6.3%         $ 80.0   $ 98.0
  Nova Scotia fiber gypsum plant, payable
    in 1997 and 1998, interest rate variable            2.7            34.7     34.7
  Sunpine Forest Products, payable 1995-2002,
    Sundre, Alberta, interest rate variable             6.6             5.7      7.8
Project Revenue Bond Financings -
  Ketchikan, AK, payable in 1995, interest
    rate variable                                         -               -     10.7
  Newberry, MI, payable in 2009, interest
    rate variable                                       4.0             7.6      7.6
  Two Harbors, MN, payable in 2004,
    interest rate variable                              4.4             8.0      8.0
  Wilmington, NC, payable in 1999, interest
    rate variable                                       4.9            10.0     10.0
  Other, payable in varying amounts 1995-2000,
    interest rates fixed                                7.0              .7       .7
Employee Stock Ownership Trust (ESOT) Loans -
  Hourly ESOT, payable annually 1995-1999,
    interest rate fixed                                 8.3            34.0     42.5
  Salaried ESOT, payable annually 1995-1999,
    interest rate variable                              4.8            24.0     30.0
Santa Fe Industries, Inc.                                 -               -     36.3
Other installment notes and contracts, payable
  in varying amounts 1995-2000, interest
  rates vary                                        0.0-9.0             5.1      2.3
                                                                      -----    -----
                                                                     $209.8   $288.6
                                                                     ======   ======


      The carrying amounts of L-P's long-term debt approximates fair market value since the debt is primarily variable rate debt.

      Debt is generally unsecured except for the Sunpine Forest Products debt which is secured by the assets of Sunpine and also guaranteed by L-P. The debt represents 100 percent of Sunpine's obligations, however, L-P Canada Ltd. is a 50 percent joint venture partner. Other installment notes and contracts were incurred primarily through acquisitions of plants and timber.

      Many of L-P's loan agreements contain lender's standard covenants and restrictions. L-P was in compliance with all of the covenants and restrictions of these agreements during 1994 and 1993.

      L-P has a $100 million revolving credit facility with a group of banks which expires in 2000. Interest on borrowings under the credit line is computed on one of numerous variable interest rate formulas at L-P's option. L-P pays a commitment fee on the unused credit line. There were no borrowings in 1994 or 1993.

      The weighted average interest rate for all debt at December 31, 1994 and 1993 was 5.7 percent and 4.3 percent. Required repayment of principal for long-term debt is as follows:


YEAR ENDED DECEMBER 31 (IN MILLIONS)

1995                                                                    $ 81.9
1996                                                                      97.4
1997                                                                      23.2
1998                                                                      45.3
1999                                                                      25.8
2000 and after                                                            18.1
                                                                         -----
                                                                        $291.7
                                                                        ======


Retirement Plans

      L-P maintains tax-qualified Employee Stock Ownership Trusts ("ESOTs"), for salaried and certain hourly employees under which 10 percent and 5 percent, respectively, of the eligible employees' annual earnings is contributed to the plans. Beginning in 1995, L-P will contribute 10 percent of the eligible employees' annual earnings for certain hourly employees and freeze the benefits in their defined benefit plans. Approximately 11,000 L-P employees participate in the ESOTs. Fully funded defined benefit plans also supplement the hourly employees' retirement package.

      Compensation expense for ESOT shares allocated to employees each year is generally based on the ESOTs' cost of the shares. However, as required by SOP 93-6, compensation expense for the 1,843,621 shares sold to the ESOTs in 1994 (of which 368,724 shares per year will be allocated to participants' accounts in 1995 through 1999) will be based on the market value of the shares at the time of allocation. L-P's ESOTs held a total of 14,571,288 shares at December 31, 1994 of which 7,246,051 were allocated to participants' accounts.


      ESOT contributions were as follows:

YEAR ENDED DECEMBER 31 (IN MILLIONS)                  1994      1993     1992

Compensation expense                                  $18.1     $18.0    $16.8
Interest incurred on ESOT debt                          4.8       5.6      7.2
Less dividends paid on
  unallocated ESOT shares                              (3.1)     (3.5)
(3.7)
                                                      -----     -----    -----
Total contribution                                    $19.8     $20.1    $20.3
                                                     ======    ======   ======


      L-P also maintains other defined contribution pension plans covering various groups of hourly and salaried employees in the U.S. and other countries. Contributions to the plans are generally computed by one of three methods: 1) L-P contribution required based upon a defined formula with no employee contributions allowed; 2) L-P contribution required based upon a defined formula with elective employee contributions; and 3) elective employee contributions only with no L-P contribution allowed.

      L-P also has a number of defined benefit pension plans covering its hourly employees. Contributions to these plans are based on actuarial calculations of amounts to cover current pension and amortization of prior service cost over periods ranging from 10 to 20 years. Contributions to multi-employer defined benefit plans are specified in applicable collective bargaining agreements.

      The status of L-P administered defined benefit pension plans is as follows:


DECEMBER 31 (IN MILLIONS)                             1994      1993

Accumulated benefit obligation
Vested portion                                       $ 91.7    $ 96.4
Nonvested portion                                       3.4       3.7
                                                      -----     -----
  Total                                                95.1     100.1
Effect of future compensation                             -      10.4
                                                      -----     -----
Projected benefit obligation                           95.1     110.5

Plan assets                                           114.3     121.7
                                                      -----     -----
  Net funded status                                    19.2      11.2
Unrecognized asset at transition                      (16.3)    (19.2)
Unrecognized prior service                                -        .5
Unrecognized net loss                                  10.1      16.3
                                                      -----     -----
  Net prepaid pension expense                        $ 13.0    $  8.8
                                                     ======    ======


      The actuarial assumptions used to determine pension expense and the funded status of the plans for 1994 and 1993 were: a discount rate on benefit obligations of 8.5 percent in 1994 and 7.5 percent in 1993, and an
8.75 percent expected long-term rate of return on plan assets in 1994 and 1993.

      The assets of the plans at December 31, 1994 and 1993 consist mostly of government obligations, and minor amounts in equity securities and cash and cash equivalents.


      Pension expense included the following components:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                  1994      1993     1992

Benefits earned by employees                          $ 4.8     $ 3.9    $ 3.5
Interest cost on projected
  benefit obligation                                    8.2       7.4      6.7
Return on plan assets                                 (10.1)     (9.4)
(9.6)
  Net amortization and deferral                        (1.3)     (2.4)
(2.4)
                                                      -----     -----    -----
Net periodic pension expense (income)                   1.6       (.5)
(1.8)
Contributions to multi-employer and
  defined contribution pension plans                    1.8       1.5      1.6
Gain from curtailment of pension plan                  (5.2)        -        -
                                                      -----     -----    -----
  Net pension expense (income)                        $(1.8)    $ 1.0        $
(.2)
                                                      ======    =====
======


      During the first quarter of 1993, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The standard requires employers to record the cost of non-pension retirement benefits during the working years of the employee. Adoption of this standard resulted in a one-time charge of $3.2 million or three cents per share, net of $1.9 million in income taxes, to first quarter 1993 earnings. Net expense in 1994 and 1993 was $.8 million. L-P does not generally provide post-employment benefits (as defined in FASB Statement No. 112), and therefore adoption of this statement did not have a material effect on the financial statements.


Stock Options and Plans

      L-P grants options to key employees to purchase L-P common stock. Options are granted at 85 to 100 percent of market price. The options become exercisable 20 percent or 33 percent per year beginning one year after the grant date and expire 5 or 10 years after the date of grant. Compensation expense (income) recognized for stock options was $(.3) million in 1994, $3.0 million in 1993 and $3.4 million in 1992. Shares available for grant at December 31, 1994 were 573,100.

      Changes in options outstanding and exercisable were as follows:

                                                    NUMBER OF SHARES
                                             1994         1993         1992

Options outstanding at January 1           2,800,662    1,345,671    1,039,614
Adjustment for stock splits                        -    1,539,881      519,807
Options granted                              193,350      254,200      154,125
Options exercised                           (209,809)    (289,760)    (297,670)
Options canceled                            (173,080)     (49,330)     (70,205)
                                           ---------    ---------    ---------
Options outstanding at December 31         2,611,123    2,800,662    1,345,671
                                           =========    =========    =========
Options exercisable at December 31         1,137,453      727,082      188,766
                                           =========    =========    =========

                                                  PRICE RANGE PER SHARE
                                           1994         1993         1992

Options granted                            $28          $30          $20
Options exercised                          $7-$30       $9-$19       $13-$23
Options outstanding                        $7-$30       $7-$30       $13-$20


      L-P also grants awards under the Louisiana-Pacific Corporation Key Employee Restricted Stock Plan. Shares are issued, at no cost to the employee, only after certain annual performance criteria are met. The shares may be issued either in the year concurrent with or subsequent to the performance criteria being met, depending on several factors. However, the expense is recorded in the year to which the performance criteria relates regardless of the year in which the shares are actually issued. The performance criteria were met in 1994, 1993 and 1992. Total compensation expense recognized for restricted stock awards was $10.6 million in 1994, $20.3 million in 1993 and $14.7 million in 1992. Shares available for grant at December 31, 1994 were 2,374,500.


      Changes in the Restricted Stock Awards outstanding were as follows:

                                                    NUMBER OF SHARES
                                             1994         1993         1992

                                                      Restricted awards
                                                      outstanding at January
                                                      1  960,000    724,500
                                                      262,500
Adjustments for stock splits                         -   500,250    131,250
Restricted awards granted                      256,000   360,000    630,000
Restricted awards exercised                   (412,500) (564,750)   (58,500)
Restricted awards canceled                    (139,000)  (60,000)  (240,750)
                                               -------   -------    -------
Restricted awards outstanding at December 31   664,500   960,000    724,500
                                               =======   =======    =======


      L-P offers employee stock purchase plans to all employees. Under each plan, employees may subscribe to purchase shares of L-P stock over 24 months at 85 percent of the market price. At December 31, 1994, 683,855 shares and 406,569 shares were subscribed at $30.02 and $29.91 per share under the 1994 and 1993 Employee Stock Purchase Plans. During 1994, L-P issued 506, 043 shares to employees at an average price of $19.46 under all Employee Stock Purchase Plans, including the completion of the purchase period for the 1992 Plan.


Contingencies

      Subsequent to December 31, 1994, L-P's Ketchikan Pulp Company ("KPC") subsidiary reached a plea agreement and consent decree with the U.S. government regarding water and air compliance problems experienced at KPC's pulp mill during the late 1980's and early 1990's. Under the agreements, which are subject to court approval, KPC will enter into a civil consent decree and will plead guilty to one felony and thirteen misdemeanor violations of the Clean Water Act. The settlement also calls for KPC to pay civil and criminal monetary penalties of $6.0 million, of which $1.75 million will be suspended in consideration of KPC's expenditures and ongoing efforts to improve its operations. The penalties were substantially reserved for at December 31, 1994. Future expenditures, which are primarily capital in nature, to comply with the agreements are estimated to be approximately
$20 million.

      L-P has been informed that it and one or more of its employees at its Montrose, Colorado plant are the subject of a federal grand jury investigation concerning alleged tampering with air emissions monitoring equipment, alteration of plant records and submission of unrepresentative product samples to a certification agency. The investigation has not been completed and no charges against the company or any of its employees have been made.

      Certain of L-P's plant sites are suspected of having substances in the ground or in the groundwater that are considered pollutants. Appropriate corrective action or plans for corrective action are underway. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels.

      In 1992, as part of an overall industry inquiry, L-P received notices of violation from the U.S. Environmental Protection Agency ("EPA") against fifteen of its manufacturing facilities. During 1993, L-P reached a precedent-setting environmental settlement with the EPA, which called for L-P to pioneer new pollution control technology. The agreement also required L-P to pay an $11.1 million civil penalty to the Federal government. The payment was made in November 1993, but had been substantially accrued for in 1992.

      L-P maintains a reserve for estimated environmental contingent liabilities. The balance of the reserve was $13.2 million at December 31, 1994 and $8.2 million at December 31, 1993. The reserve increased during 1994 due to increases in estimates of potential exposure to liabilities. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary from case to case. Certain facts and circumstances surrounding each contingency become known as the process evolves which may significantly increase or decrease the original estimate. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out.
L-P monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. A portion of L-P's environmental reserve is related to liabilities for cleanup of properties which are currently owned or have been owned in the past by L-P. Certain of these sites are subject to cost-sharing arrangements with other parties who were also involved with the site. L-P does not believe that any of these cost-sharing arrangements will likely result in an additional material liability to L-P due to non-performance by the other party.

      Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has in the past been required to pay fines for noncompliance and sometimes litigation has resulted from contested environmental actions. Also, the items discussed above could result in fines or penalties against the company. Management believes that any fines, penalties or other costs resulting from the matters discussed above in excess of the reserve for environmental contingencies will not have a material adverse effect on the business, financial position or results of operations of L-P.

      Since 1985, the registrant has sold approximately 2.5 billion square feet of these Inner-Seal(R) oriented strand board siding products throughout the United States. During this period, warranty claims related to these siding products have been made against L-P. Where such claims resulted from improper installation or improper care and maintenance, L-P has sought to hold the installer or homeowner responsible for a portion of the claim. Where claims were based on a problem with the product, L-P has honored its warranty and settled the claims in a timely manner.

      Since 1985, L-P has paid approximately $37 million to settle siding warranty related claims on approximately 15,000 dwelling units at an average cost of about $2,500 per unit. This amount includes claims paid of approximately $10 million in 1994, $5 million in 1993 and $5 million in 1992.

      In October 1994, an action was filed against L-P and other defendants in the state of Florida on behalf of a purported class of all homeowners in that state whose homes were constructed using Inner-Seal(R) siding. The complaint alleges that the siding is deteriorating prematurely due to latent defects in the material and seeks damages for alleged breaches of express or implied warranties and for alleged failure to disclose material defects. The complaint also seeks an injunction barring L-P from selling Inner-Seal(R) siding as an exterior siding material in the state of Florida. The attorney for the plaintiffs claims the class may number in excess of 30,000 homeowners and that the claim for damages may exceed $5,000 per home, resulting in aggregated claimed damages in excess of $150 million. L-P believes it has factual and legal defenses to the complaint.
L-P believes that it is probable that additional Inner-Seal(R) siding products claims will be made against the company. Some of these claims will likely be made in the form of warranty claims, while others will likely be made as litigation claims. L-P maintains a reserve for siding claims. As with all accounting estimates, due to many factors involved in estimating future claims, significant uncertainty exists in the reliability and precision of such estimates. There can be no assurance that management's estimates will not significantly increase or decrease in the future as additional facts and circumstances become known, and actual claims are made. L-P monitors its estimated exposure to future siding claims and adjusts its accrual accordingly. Management believes that the ultimate outcome of all the siding related matters will not have a material adverse effect on the business, financial position or results of operations of L-P.

      L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position or results of operations of L-P.


Acquisition

      During 1994, L-P acquired Creative Point, Inc. ("CPI"), a California-based producer of consumer electronics storage products, by exchanging shares of L-P treasury stock for all of the outstanding stock of CPI. The transaction resulted in approximately $20.8 million of goodwill which has been recorded in the balance sheet caption "Investments and other assets." The goodwill is being amortized on a straight-line basis over 10 years. The transaction has been excluded from the statement of cash flows as it was a non-cash purchase. The operations of CPI are not material to L-P.


Commitments

Timber Cutting Contracts

      L-P is obligated to purchase timber under cutting contracts, primarily with the U.S. Forest Service, which extend to 2004. L-P's best estimate of its commitment at current contract rates under these contracts is approximately $217.8 million for 2.2 billion board feet of timber, the majority of which expire in 2004.


Leases

      Payments under all operating leases that were charged to rental expense during 1994, 1993, and 1992 were $7.6 million, $7.1 million and $8.7 million. L-P's future minimum rental payments under non-cancelable operating leases total approximately $12.0 million.


Other

      During 1995, L-P plans expenditures of $350-$400 million for plant additions and improvements, timber and logging roads.

Segment Information

      L-P operates in two major industry segments. The major products included in each segment are detailed further in the Product Information Summary in Item 1. Intersegment sales are chips transferred from company-owned building products plants to company-owned pulp mills. All transfers are made at prevailing market prices. Timber and related assets and capital expenditures for such assets have not been allocated to the industry segments as these are a prime source of raw materials for both segments. The cost of logs delivered to the plants and residual fibers are included in the operating results of the segments.

      Export sales were primarily to customers in the Far East, Europe and Canada.

Information about L-P's geographic segments is as follows:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                 1994      1993       1992
Total sales -- point of origin
  U.S.                                               $2,937    $2,482   $2,153
  Canada and other                                      158        83       71
  Intersegment sales to U.S.                            (55)      (54)
(39)
                                                      -----     -----    -----
  Total sales                                        $3,040    $2,511   $2,185
                                                     ======    ======   ======
Export sales (included above)                        $  371    $  252   $  339
                                                     ======    ======   ======
Operating profit (loss)
  U.S.                                               $  585    $  479   $  324
  Canada and other                                       46        24       20
                                                      -----     -----    -----
  Total operating profit                             $  631    $  503   $  344
                                                     ======    ======   ======
Identifiable assets
  U.S.                                               $2,325    $2,116   $1,911
  Canada                                                363       341      295
  All other                                              28         9        -
                                                      -----     -----    -----
Total assets                                         $2,716    $2,466   $2,206
                                                     ======    ======   ======

Information about L-P's industry segments is as follows:

YEAR ENDED DECEMBER 31 (IN MILLIONS)                 1994       1993
1992
Total sales
  Building products                                  $2,831    $2,434   $2,013
  Pulp                                                  220        85      185
  Intersegment sales to pulp                            (11)       (8)
(13)
                                                      -----     -----    -----
  Total sales                                        $3,040    $2,511   $2,185
                                                     ======    ======   ======
Operating profit (loss)
  Building products                                  $  636    $  562   $  364
  Pulp                                                   (5)      (59)
(20)
                                                      -----     -----    -----
Total operating profit                                  631       503      344
Unallocated expense, net                                (72)      (70)
(47)
Interest, net                                             1        (5)
(14)
                                                      -----     -----    -----
Income before taxes, minority interest,
  and accounting changes                             $  560    $  428   $  283
                                                     ======    ======   ======
Identifiable assets
  Building products                                  $1,146    $1,040   $  934
  Pulp                                                  440       423      403
  Timber, timberlands, logging
    equipment, and roads                                733       710      568
  Unallocated assets                                    397       293      301
                                                      -----     -----    -----
Total assets                                         $2,716    $2,466   $2,206
                                                     ======    ======   ======
Depreciation, amortization, and cost
  of timber harvested
  Building products                                  $  162    $  157   $  137
  Pulp                                                   29        21       22
Capital expenditures
  Building products                                     228       144       90
  Pulp                                                   30        46       33
  Timber, timberlands, logging
    equipment, and roads                                 92       118       62

           REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND MANAGEMENT



Report of Independent Public Accountants

      To the Stockholders and Board of Directors of Louisiana-Pacific
Corporation:

      We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

      As discussed in the notes to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and post-retirement benefits other than pensions.


Arthur Andersen LLP
Portland, Oregon,
March 1, 1995


Report of Management

      The management of Louisiana-Pacific Corporation has prepared the consolidated financial statements and related financial data contained in this Annual Financial Report. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and by necessity include some amounts determined using management's best judgments and estimates with appropriate consideration to materiality. Management is responsible for the integrity and objectivity of the financial statements and other financial data included in the report. To meet this responsibility management maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that accounting records are reliable. Management supports a program of internal audits and internal accounting control reviews to provide assurance that the system is operating effectively.

      The Board of Directors pursues its responsibility for reported financial information through its Audit Committee, composed of five outside directors. The Audit Committee meets periodically with management, the internal auditors and the independent public accountants to review the activities of each.


Harry A. Merlo                      William L. Hebert
Chairman and President              Treasurer and Chief Financial Officer




March 1, 1995

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                   PART III


ITEM 10.    Directors and Executive Officers of the Registrant

      Information regarding the directors of the registrant is incorporated herein by reference to the material included under the caption "Item 1-- Election of Directors" and "General" in the definitive proxy statement filed by the registrant for its 1995 annual meeting of stockholders (the "1995 Proxy Statement"). Information regarding the executive officers of the registrant is located in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.    Executive Compensation

      Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee-- Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," and "Director's Compensation," in the 1995 Proxy Statement.


ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 1995 Proxy Statement.


ITEM 13.    Certain Relationships and Related Transactions

      Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee-- Interlocks and Insider Participation" and "Management Transactions" in the 1995 Proxy Statement.


                                    PART IV


ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Financial Statements and Financial Statement Schedules

      The following financial statements are included in this report:

            Consolidated Balance Sheets--December 31, 1994, and 1993.

            Consolidated Statements of Income--years ended
            December 31, 1994, 1993, and 1992.

            Consolidated Statements of Cash Flows--years ended
            December 31, 1994, 1993, and 1992.

            Consolidated Statements of Stockholders' Equity--years ended December 31, 1994, 1993, and 1992.

            Notes to Financial Statements.

            Report of Independent Public Accountants.

      No financial statement schedules are required to be filed.


B.    Reports on Form 8-K

      During the quarter ended December 31, 1994, the registrant filed a report on Form 8-K dated October 17, 1994, for the purpose of reporting its earnings for the third quarter of 1994; the press release announcing the third quarter earnings was filed as an exhibit to the Form 8-K.


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


Date:     March 30, 1995            LOUISIANA-PACIFIC CORPORATION
                                             (Registrant)



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


Date                                Signature and Title



March 30, 1995                         /s/ HARRY A. MERLO
                                    Harry A. Merlo
                                    Chairman, President and Director
                                    (Principal Executive Officer)



March 30, 1995                         /s/ WILLIAM L. HEBERT
                                    William L. Hebert
                                    Treasurer
                                    (Principal Financial Officer)



March 30, 1995                         /s/ JAMES F. ELLISOR
                                    James F. Ellisor
                                    Controller, Operations
                                    (Principal Accounting Officer)

Date                                Signature and Title



March 30, 1995                         /s/ PIERRE S. DU PONT IV
                                    Pierre S. du Pont IV
                                    Director



March 30, 1995                         /s/ JAMES EISSES
                                    James Eisses
                                    Director



March 30, 1995                         /s/ BONNIE GUITON HILL
                                    Bonnie Guiton Hill
                                    Director



March 30, 1995                         /s/ DONALD R. KAYSER
                                    Donald R. Kayser
                                    Director



March 30, 1995                         /s/ FRANCINE I. NEFF
                                    Francine I. Neff
                                    Director



March 30, 1995                         /s/ RONALD L. PAUL
                                    Ronald L. Paul
                                    Director



March 30, 1995                         /s/ CHARLES E. YEAGER
                                    Charles E. Yeager
                                    Director

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


                                                                   Sequential
Exhibit                     Description of Exhibit                Page Number


3.A Restated Certificate of Incorporation of the registrant as amended to date. Incorporated by reference to Exhibit 3(a) to the registrant's
              Form 10-Q report for the quarter ended
              June 30, 1993.


3.B           Bylaws of the registrant as amended to date.


4.A Rights Agreement as Restated as of February 3, 1991, between the registrant and First Chicago Trust Company of New York as Rights Agent. Incorporated by reference to Exhibit 4 to the registrant's Form 8-K report dated as of March 18, 1991.

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


10.E          Louisiana-Pacific Corporation Directors'
              Deferred Compensation Plan. Incorporated by reference to Exhibit 10.F to the regis-trant's Form 10-K report for 1986 (File
              No. 1-7107).*


10.H(1)       The registrant's Key Employee Restricted
              Stock Plan as amended.  Incorporated by
              reference to Exhibit 10.H(1) to the
              registrant's Form 10-K report for 1990.*


10.H(2) Form of Restricted Stock Award Agreement under Exhibit 10.H(1). Incorporated by reference to Exhibit 10.H(2) to the registrant's Form 10-K report for 1992.*


10.I Lease and Option to Purchase between the registrant as Lessor and Harry A. Merlo as Lessee, as amended. Incorporated by reference to Exhibit 10.I to the regis-trant's Form 10-K report for 1988.


10.K          The registrant's Supplemental Benefits
              Plan.  Incorporated by reference to
              Exhibit 10.K to the registrant's Form 10-K report for 1989.*


11 Louisiana-Pacific Corporation and Subsid-iaries: Calculation of Net Income Per
              Share for the Year Ended December 31, 1994.


21            List of subsidiaries of the registrant.


23            Consent of Independent Public Accountants.


27            Financial data schedule.