Form 10-Q
period 1995-03-31
LOUISIANA PACIFIC CORP
filed 1995-05-15
CIK 60519

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C.  20549


                                         FORM 10-Q


                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934



                         For Quarterly Period Ended March 31, 1995
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


    Indicate the number of shares outstanding of each of the issuer's classes of common stock: 107,795,172 shares of Common Stock, $1 par value, outstanding as of April 30, 1995.

PART I
FINANCIAL INFORMATION


Item 1.   Financial Statements.


Consolidated Summary Statements of Income
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)


Three Months Ended March 31,                                   1995        1994
Net sales                                                   $ 686.8     $ 698.0
                                                            -------     -------
Costs and expenses:
Cost of sales                                                 525.6       486.7
Depreciation, amortization and depletion                       45.0        44.6
Selling and administrative                                     29.7        26.5
Interest expense                                                2.3         2.6
Interest income                                                (3.1)       (1.9)
                                                            -------     -------
Total costs and expenses                                      599.5       558.5
                                                            -------     -------
Income before taxes and minority interest                      87.3       139.5
Provision for income taxes                                    (32.1)      (53.7)
Minority interest in net income of
  consolidated subsidiaries                                     (.9)        (.6)
                                                            -------     -------
Net income                                                  $  54.3     $  85.2
                                                            =======     =======

Net income per share                                        $   .50     $   .77
                                                            =======     =======
Cash dividends per share                                    $  .125     $   .11
                                                            =======     =======


Consolidated Summary Balance Sheets
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)


                                                   Mar. 31, 1995   Dec. 31, 1994
Cash and cash equivalents                             $  160.9        $  315.9
Accounts receivable, net                                 169.9           157.4
Inventories                                              217.8           213.8
Prepaid expenses                                          11.7             7.3
                                                      --------        --------
     Total current assets                                560.3           694.4
                                                      --------        --------
Timber and timberlands                                   697.4           693.5
Property, plant and equipment                          2,434.4         2,358.2

Less reserves for depreciation                        (1,113.9)       (1,085.0)
                                                      --------        --------
Net property, plant and equipment                      1,320.5         1,273.2
Investments and other assets                              51.6            55.1
                                                      --------        --------
     Total assets                                     $2,629.8        $2,716.2
                                                      ========        ========

Current portion of long-term debt                     $   45.7        $   81.9
Short-term notes payable                                  50.3            50.5
Accounts payable and accrued liabilities                 202.0           193.5
Income taxes payable                                      42.2            18.9
                                                      --------        --------
     Total current liabilities                           340.2           344.8
                                                      --------        --------
Long-term debt, excluding current portion                193.7           209.8
Deferred income taxes                                    269.8           269.8
Other long-term liabilities and minority interest         43.0            42.4

Stockholders' equity:
Common Stock                                             117.0           117.0
Additional paid-in-capital                               479.9           478.4
Retained earnings                                      1,551.3         1,510.7
Treasury stock                                          (201.3)          (86.3)
Loans to Employee Stock Ownership Trusts                (107.6)         (114.0)
Other equity adjustments                                 (56.2)          (56.4)
                                                      --------        --------
     Total stockholders' equity                        1,783.1         1,849.4
                                                      --------        --------
     Total liabilities and equity                     $2,629.8        $2,716.2
                                                      ========        ========

Consolidated Summary Statements of Cash Flows
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)



Three Months Ended March 31,                                   1995        1994
Cash flows from operating activities:
  Net income                                                $  54.3     $  85.2
  Depreciation, amortization and depletion                     45.0        44.6
  Other adjustments                                             8.7         7.9
  Decrease (increase) in certain working
    capital components                                         12.7       (23.7)
                                                            -------     -------
     Net cash provided by operating activities                120.7       114.0
                                                            -------     -------
Cash flows from investing activities:
  Plant, equipment and logging road additions, net            (80.9)      (54.0)
  Timber and timberland additions                             (15.9)      (16.7)
  Other investing activities, net                               2.6          .6
                                                            -------     -------
     Net cash used in investing activities                    (94.2)      (70.1)
                                                            -------     -------
Cash flows from financing activities:
  Repayment of long-term debt                                 (52.3)      (50.8)
  Cash dividends                                              (13.7)      (12.1)
  Increase (decrease) in short-term notes payable               (.2)        4.1
  Purchase of treasury stock                                 (115.6)       (7.5)
  Other financing activities, net                                .3         3.9
                                                            -------     -------
     Net cash used in financing activities                   (181.5)      (62.4)
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents         (155.0)      (18.5)
Cash and cash equivalents at beginning of year                315.9       261.6
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 160.9     $ 243.1
                                                            =======     =======

Consolidated Statements of Stockholders' Equity
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)


                                                             Three Months Ended
                                                                 March 31, 1995

                                                           Shares        Amount
Common Stock                                            116,937,022    $  117.0
                                                        ===========    ========

Additional Paid-in-Capital:
Beginning balance                                                      $  478.4
Net transactions                                                            1.5
                                                                       --------
Ending balance                                                         $  479.9
                                                                       ========

Retained Earnings:
Beginning balance                                                      $1,510.7
Net income                                                                 54.3
Cash dividends, $.125 per share                                           (13.7)
                                                                       --------
Ending balance                                                         $1,551.3
                                                                       ========

Treasury stock:
Beginning balance                                         4,944,804    $  (86.3)
Purchases                                                 4,167,500      (115.6)
Shares reissued for employee stock
  plans and other purposes                                  (32,149)         .6
                                                          ---------    --------
Ending balance                                            9,080,155    $ (201.3)
                                                          =========    ========

Loans to ESOTs:
Beginning balance                                                      $ (114.0)
Accrued contribution                                                        6.4
                                                                       --------
Ending balance                                                         $ (107.6)
                                                                       ========

Other Equity Adjustments:
Beginning balance                                                      $  (56.4)
Currency translation adjustment                                              .2
                                                                       --------
Ending balance                                                         $  (56.2)
                                                                       ========

                               Notes To Financial Statements
                      Louisiana-Pacific Corporation and Subsidiaries


    1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1994 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis. Certain prior period amounts have been reclassified to conform to the current year presentation.


    2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (108,470,000 in 1995 and 110,140,000 in 1994). The effect of common stock equivalents is not material.


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


    5. Reference is made to "Legal Proceedings" elsewhere in this report for a description of certain contingencies.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

    Higher interest rates and unseasonal weather patterns caused first quarter building products profitability to fall from year-ago levels while the pulp segment achieved record operating profit during the quarter fueled by strong world-wide demand. Overall net income fell 36 percent from $85.2 million ($.77 per share) in the first quarter of 1994 to $54.3 million ($.50 per share). Sales fell approximately 2 percent to $686.6 million in the first quarter of 1995 from $698.0 million in the first quarter of 1994.

    The registrant operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 86 percent of sales and more than 83 percent of operating profit during each of the first quarters. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," and "Summary of Production Volumes" and "Industry Product Price Trends."


Building Products Segment

    Building products segment sales in the first quarter of 1995 were $591.1 million, an 11 percent decrease from first quarter 1994 sales of $664.9.
The majority of the decrease was attributable to lumber sales which fell from $222.1 million in 1994 to $152.0 million in 1995. Lumber sales volume dropped approximately 20 percent while prices dropped an average of 14 percent. Weak construction activity caused an oversupply of lumber which drove prices down. L-P took significant downtime at many sawmills due to the weak demand combined with high log costs due to wet weather which disrupted log flow. Structural panel sales declined by approximately
7 percent in 1995 compared to 1994, primarily on decreased plywood volume as mills in the South ran short of logs due to wet weather. Other panel products sales rose slightly on higher per unit sales prices which were partially offset by lower volumes. The increase in sales in the other building products category was primarily attributable to production facilities added subsequent to the first quarter of 1994.

    Building products segment operating profits decreased 46 percent to $90.4 million from $166.5 million in the first quarter of 1994. This decrease is primarily attributable to the decrease in lumber sales and structural panel sales discussed above combined with higher costs, particularly log costs.

    L-P's building products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its building products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.


Pulp Segment

    Pulp sales jumped 189 percent in the first quarter of 1995 over first quarter 1994. Prices increased an average of approximately 66 percent while volume increased approximately 74 percent. World-wide pulp markets rebounded strongly late in 1994 and early in 1995 which has significantly increased selling prices and allowed L-P to operate its three pulp mills at higher rates. Production volume was 90 percent of capacity in the first quarter of 1995 compared to 62 percent in the first quarter of 1994. Pulp sales increases have also caused export sales to increase significantly as L-P sells the substantial majority of pulp to export customers.

    Pulp segment operating profits benefited from the increased sales, jumping to an $18.8 million profit in the first three months of 1995 from a $10.0 million loss in the first three months of 1994. Chips, the fiber raw material for pulp, are currently in short supply as many supplying sawmills have shut down, which has caused an increase in chip costs which will likely continue in the coming months.

    Based on expected pulp prices in the coming months, L-P believes it will be able to pass any increase in chip costs on to customers through end product price increases. However, beyond that time frame, there can be no assurance that L-P will be able to pass any future increases in the price of raw materials on to customers through product price increases.


Unallocated Expense

    The increase in unallocated expense is due to increases in several items including contingency accruals, franchise taxes, miscellaneous expense categories and general increases in administrative expenses.


Interest Income (Expense)

    L-P's debt level has continued to decrease, resulting in lower interest expense partially offset by higher interest rates on L-P's remaining variable rate debt. Interest rate increases have favorably impacted L-P's interest income, partially offset by lower levels of cash and equivalents (discussed below).


Legal and Environmental Matters

    Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation.

Inner-Seal(R) Siding Matters

    L-P manufactures a complete line of Inner-Seal(R) oriented strand board ("OSB") products for the building and construction industry. Such products include sheathing, roof decking, flooring, siding, soffit, and engineered I-joists using OSB as the web material.

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

    Since 1985, the registrant has sold approximately 2.6 billion square feet of these Inner-Seal(R) siding products throughout the United States. During this period, warranty claims related to these siding products have been made against L-P. Where such claims resulted from improper installation or improper care and maintenance, L-P has sought to hold the installer or homeowner responsible for a portion of the claim. Where claims were based on a problem with the product, L-P has honored its warranty and settled the claims in a timely manner.

    Since 1985, L-P has paid approximately $39 million to settle claims relating to siding warranties at an average cost of about $2,500 per dwelling unit. This amount includes claims paid of approximately $10 million in 1994 and $2 million in the first quarter of 1995.

    Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of siding-related litigation.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations increased approximately 6 percent despite the decrease in net income. This resulted from changes in certain working capital items which provided $12.7 million of cash in 1995 and used $23.7 million in cash in 1994. Cash used in investing activities increased primarily because of increased capital expenditures. The largest portion of these capital expenditures are for new production facilities. Significant amounts have also been spent on environmental projects (such as pollution control equipment) and upgrades of existing production facilities. L-P is budgeting capital expenditures, including timber and logging road additions, for all of 1995 of $350 million to $400 million.

    Cash used in financing activities increased 191 percent due to the purchase of $115.6 million of treasury stock in the first quarter of 1995 compared to $7.5 million in the first quarter of 1994. The stock purchases in 1995 relate to L-P's repurchase authorization for 5 million shares which was announced in July of 1994 and completed in April of 1995. L-P has announced a new authorization to purchase up to 10 million shares on the open market from time to time. The company has not announced any specific time frame over which it plans to complete these purchases. L-P plans to finance any treasury stock purchases with existing cash reserves and cash generated from operations.

    L-P continues to be in a strong financial condition with $160.9 million of cash and cash equivalents and long-term debt as a percent of total capitalization of 9.7 percent at March 31, 1995. Although cash and cash equivalents decreased $155 million during the quarter due to the reason previously discussed, existing cash and cash equivalents combined with an unused $100 million revolving line of credit and cash generated from operations are sufficient to meet expected cash needs.

Sales and Operating Profit by Major Product Group
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)


Three Months Ended March 31,                          1995      1994

Sales:
  Structural panel products                        $ 261.9   $ 282.6
  Lumber                                             152.0     222.1
  Other panel products                                58.5      55.2
  Other building products                            118.7     105.0
                                                   -------   -------
    Total building products                          591.1     664.9
  Pulp                                                95.7      33.1
                                                   -------   -------
    Total sales                                    $ 686.8   $ 698.0
                                                   =======   =======

Export sales                                       $ 127.3   $  73.4
                                                   =======   =======

Operating profit:
  Building products                                $  90.4   $ 166.5
  Pulp                                                18.8     (10.0)
                                                   -------   -------
    Total operating profit                           109.2     156.5
Unallocated expense, net                             (22.7)    (16.3)
Interest income (expense), net                          .8       (.7)
                                                   -------   -------
Income before taxes and minority interest          $  87.3   $ 139.5

                               Summary of Sales and Earnings
                      Louisiana-Pacific Corporation and Subsidiaries
                       (Dollar amounts in millions except per share)


Annual Data:                   1994       1993*      1992      1991
                           --------   --------   --------  --------

Net sales                  $3,039.5   $2,511.3   $2,184.7  $1,702.1
Income                        346.9      254.4      176.9      55.9
Income per share               3.15       2.32       1.63       .52



Quarterly Data:                 1st        2nd        3rd        4th
                           --------    -------    -------    -------
Sales By Quarter:

                  1994     $  698.0   $  774.7   $  818.4  $  748.4
                  1995        686.8

Earnings By Quarter:

                  1994     $   85.2   $   81.9   $   95.1  $   84.7
                  1995         54.3

Earnings Per Share by Quarter:

                  1994     $    .77   $    .75   $    .86  $    .77
                  1995          .50


_________________

* Does not include cumulative effect of accounting changes.

                      Louisiana-Pacific Corporation and Subsidiaries
                               Summary of Production Volumes
                    (Volume amounts stated in millions unless otherwise
                        noted and as a percent of normal capacity)



                                          Quarter Ended March 31
                                          ----------------------
                                             1995          1994

Inner-Seal/OSB,
     square feet 3/8" basis                816   89%    808  101%

Softwood plywood,
     square feet 3/8" basis                324   80     402  106

Lumber, board feet                         340   56     540   93

Medium density fiberboard,
     square feet 3/4" basis                 53   94      56  101

Particleboard,
     square feet 3/4" basis                 90  100      93  106

Hardboard,
     square feet 1/8" basis                 50   91      54  103

Hardwood veneer,
     square feet surface measure            73  116      69  107

Pulp, thousand short tons                  134   90      94   62

Chips, thousand BDU's                      472          582

Industry Product Price Trends
Louisiana-Pacific Corporation and Subsidiaries


                    OSB     Plywood      Lumber   Particleboard        Pulp
             ----------  ----------   ---------  --------------   ---------
             N. Central    Southern
            7/16" basis    Pine 1/2"    Framing                    Bleached
                  24/16       basis      lumber          Inland    softwood
                   span         CDX   composite      industrial     sulfate
                 rating       3 ply      prices      3/4" basis   short ton*
             ----------   ---------    ---------  ------------    ---------

Annual Average
1990                131         182         230             199         723
1991                148         191         236             198         519
1992                217         248         287             200         509
1993                236         282         394             258         418
1994                265         302         405             295         515


1994 First Quarter Average
                    259         277         475             281         411


1994 Fourth Quarter Average
                    287         362         386             301         635


1995 First Quarter Average
                    239         305         374             310         703


Weekly Average
April 7             213         298         340             310         748
April 14            208         305         328             308         748
April 21            228         315         337             300         748




_________________

*  Discounting sometimes occurs from the published price.

PART II
OTHER INFORMATION


Item 1.   Legal Proceedings.

    The following sets forth the current status of certain legal proceedings:


Certain Environmental Proceedings

    The registrant has received a Notice of Violation issued by the U.S. Environmental Protection Agency, alleging air emissions violations at the registrant's Dungannon, Virginia, OSB plant. The registrant has also received a Notice of Violation issued by the state of Michigan, alleging air emissions violations at the registrant's Newberry, Michigan, OSB plant. The potential costs to the registrant cannot be estimated at this time because the registrant's past experiences with notices of violation indicated wide variation in possible outcomes.

    On September 9, 1992, the U.S. Department of Justice filed suit in the U.S. District Court in Anchorage, Alaska, against the registrant's wholly owned subsidiary Ketchikan Pulp Company ("KPC"), alleging that the pulp mill in Ketchikan, Alaska, operated by KPC violated the Clean Air Act and the terms of KPC's wastewater discharge permit. A federal grand jury investigation concerning wastewater discharges at KPC's pulp mill was also convened. In March 1995, KPC entered into agreements with the federal government to resolve the issues related to the lawsuit and grand jury investigation. Under the agreements, which are subject to court approval, KPC has entered guilty pleas to one felony and 13 misdemeanor violations of the Clean Water Act; KPC will pay civil and criminal penalties totaling approximately $6 million, of which $1.75 million will be suspended; and KPC will agree to undertake certain remedial and pollution control related measures with an estimated cost of up to approximately $20 million. KPC has agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up as part of the overall $20 million of expenditure. KPC cannot estimate what portion, if any, of the clean-up amount will be required to be spent.

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


OSB Siding Matters

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

    In April 1995, the Office of the Attorney General of the State of Washington issued a formal civil investigative demand requiring the production of evidence relating to alleged unfair or deceptive acts or practices related to manufacture and sale of the registrant's OSB siding.

    In late April 1995, a purported class action naming the registrant as defendant was instituted in the Superior Court of Washington for King County. The action seeks to recover damages and obtain other relief on behalf of a class of persons who own or have purchased or used OSB siding material manufactured by the registrant based upon alleged unfair business practices, breach of warranty, misrepresentation, and other theories related to alleged defects, deterioration, or failure of OSB siding. The complaint alleges that the registrant's express warranty limiting damages to twice the cost of the product is inadequate and that actual damages are four to eight times the original price of the product. The complaint seeks to nullify the warranty limitation and also to recover treble damages, among other remedies.

    The registrant believes that it is probable that additional OSB siding products claims will be made against it. Some of these claims will likely be made in the form of warranty claims, while others will likely be made as litigation claims. The registrant maintains a reserve for siding claims.
As with all accounting estimates, due to many factors involved in estimating future claims, significant uncertainty exists in the reliability and precision of such estimates. There can be no assurance that management's estimates will not change significantly in the future as additional factors and circumstances become known, and actual claims are made. The registrant monitors its estimated exposure to future siding claims and adjusts its accrual accordingly.

    The registrant is continuing to review the nature and extent of any such liabilities. At the present time, the registrant cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such proceedings; however, the resolution of these matters could have a materially adverse impact on the registrant.


Colorado Grand Jury Proceeding

    The registrant has been informed that it and one or more employees at its Montrose (Olathe), Colorado, OSB plant are the targets of a federal grand jury investigation concerning alleged tampering with emissions monitoring equipment, alteration of plant records, and submission of unrepresentative samples to a certification agency. The registrant began an internal investigation of the environmental matters in the summer of 1992 and reported its initial findings of irregularities to governmental authorities in September, 1992. Since the beginning of March 1995, additional subpoenas have been issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the American Plywood Association ("APA"), an industry product certification agency, by the registrant's Montrose plant and other OSB plants. The registrant has commenced an independent investigation under the direction of retired federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. The registrant believes it is likely that it will be indicted with respect to both the environmental and the APA-related matters.

    The registrant is continuing to investigate the nature and extent of any such activities. At the present time, the registrant cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such proceedings; however, the resolution of these matters could have a materially adverse impact on the registrant. The registrant has not reserved for the possibility of significant penalties or civil judgments because it is currently unable to reasonably estimate these amounts.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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


                                  LOUISIANA-PACIFIC CORPORATION




                                  By      /s/ WILLIAM L. HEBERT
                                     William L. Hebert
                                     Treasurer
                                     (Principal Financial Officer)



DATED:  May 15, 1995

                                       EXHIBIT INDEX


Exhibit Number                    Description of Exhibit

      11 Calculation of Net Income Per Share for the Three Months Ended March 31, 1995.

      27                      Financial Data Schedule.