Form 10-Q
period 1995-06-30
LOUISIANA PACIFIC CORP
filed 1995-08-10
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                   For Quarterly Period Ended June 30, 1995
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock: 107,832,495 shares of Common Stock, $1 par value, outstanding as of June 30, 1995.

PART I
FINANCIAL INFORMATION


Item 1.   Financial Statements.


Consolidated Summary Statements of Income
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)


                                      Quarter Ended         Six Months Ended
                                         June 30,                June 30,
                                    -----------------      -------------------
                                      1995      1994          1995      1994
                                    -------   -------      --------   --------

Net sales                           $ 709.3   $ 774.7      $1,396.1   $1,472.7
                                    -------   -------      --------   --------
Costs and expenses:
Cost of sales                         593.2     558.9       1,118.8    1,045.6
Depreciation, amortization
 and depletion                         47.9      51.0          92.9       95.6
Selling and administrative             26.6      31.7          56.3       58.2
Interest expense                        1.7       2.6           4.0        5.2
Interest income                        (2.0)     (2.0)         (5.1)
(3.9)
                                    -------   -------      --------   --------
Total costs and expenses              667.4     642.2       1,266.9    1,200.7
                                    -------   -------      --------   --------
Income before taxes and
  minority interest                    41.9     132.5         129.2      272.0
Provision for income taxes            (14.9)    (49.7)        (47.0)
(103.4)
Minority interest in net income
 of consolidated subsidiaries           (.7)      (.9)         (1.6)
(1.5)
                                    -------   -------      --------   --------
Net income                          $  26.3   $  81.9      $   80.6   $  167.1
                                    =======   =======      ========   ========

Net income per share                $   .25   $   .75      $    .75   $   1.52
                                    =======   =======      ========   ========
Cash dividends per share            $   .14   $  .125      $   .265   $   .235
                                    =======   =======      ========   ========

                      Consolidated Summary Balance Sheets
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)


                                              June 30, 1995       Dec. 31, 1994
                                              -------------       -------------
Cash and cash equivalents                          $   89.2            $  315.9
Accounts receivable, net                              188.1               157.4
Inventories                                           221.2               213.8
Prepaid expenses                                       22.4                 7.3
                                                   --------            --------
     Total current assets                             520.9               694.4
                                                   --------            --------
Timber and timberlands                                706.3               693.5
Property, plant and equipment                       2,510.5             2,358.2
Less reserves for depreciation                     (1,141.0)           (1,085.0)
                                                   --------            --------
Net property, plant and equipment                   1,369.5             1,273.2
Investments and other assets                           51.6                55.1
                                                   --------            --------
     Total assets                                  $2,648.3            $2,716.2
                                                   ========            ========

Current portion of long-term debt                  $   45.7            $   81.9
Short-term notes payable                               50.2                50.5
Accounts payable and accrued liabilities              246.4               193.5
Income taxes payable                                    7.3                18.9
                                                   --------            --------
      Total current liabilities                       349.6               344.8
                                                   --------            --------
Long-term debt, excluding current portion             184.5               209.8
Deferred income taxes                                 269.7               269.8
Other long-term liabilities and minority interest      37.5                42.4
Stockholder' equity:
Common Stock                                          117.0               117.0
Additional paid-in capital                            479.6               478.4
Retained earnings                                   1,562.8             1,510.7
Treasury stock                                       (202.8)              (86.3)
Loans to Employee Stock Ownership Trusts              (99.8)             (114.0)
Other equity adjustments                              (49.8)              (56.4)
                                                   --------            --------
     Total stockholders' equity                     1,807.0             1,849.4
                                                   --------            --------
     Total liabilities and equity                  $2,648.3            $2,716.2
                                                   ========            ========

                 Consolidated Summary Statements of Cash Flows
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)



Six Months Ended June 30,                             1995            1994
                                                   -------         -------

Cash flows from operating activities:
  Net income                                       $  80.6         $ 167.1
  Depreciation, amortization and depletion            92.9            95.6
  Other adjustments                                   17.2            13.1
  Decrease (increase) in certain working
    capital components                                (9.4)          (33.8)
  Increase (decrease) in deferred income taxes         (.1)            ---
                                                   -------         -------
     Net cash provided by operating activities       181.2           242.0
                                                   -------         -------
Cash flows from investing activities:
  Plant, equipment and logging
    road additions, net                             (160.2)         (132.0)
  Timber and timberland additions                    (35.2)          (50.3)
  Other investing activities, net                      1.5             ---
                                                   -------         -------
     Net cash used in investing activities          (193.9)         (182.3)
                                                   -------         -------
Cash flows from financing activities:
  Repayment of long-term debt                        (61.7)          (96.4)
  Cash dividends                                     (28.5)          (25.9)
  Increase (decrease) in short-term notes payable      (.3)            3.7
  Purchase of treasury stock                        (120.2)          (24.3)
  Other financing activities, net                     (3.3)            9.7
                                                   -------         -------
     Net cash used in financing activities          (214.0)         (133.2)
                                                   -------         -------
Net decrease in cash and cash equivalents           (226.7)          (73.5)
Cash and cash equivalents at beginning of year       315.9           261.6
                                                   -------         -------
Cash and cash equivalents at end of period         $  89.2         $ 188.1
                                                   =======         =======

                Consolidated Statements of Stockholders' Equity
                Louisiana-Pacific Corporation and Subsidiaries
           (Dollar amounts in millions except per share) (Unaudited)


                                                            Six Months Ended
                                                               June 30, 1995
                                                        --------------------
                                                             Shares   Amount
                                                        -----------  -------

Common Stock                                            116,937,022  $ 117.0
                                                        ===========  =======

Additional Paid-in-Capital:
Beginning Balance                                                    $ 478.4
Net transactions                                                         1.2
                                                                     -------
Ending Balance                                                       $ 479.6
                                                                     =======

Retained Earnings:
Beginning Balance                                                   $1,510.7
Net income                                                              80.6
Cash dividends, $.265                                                  (28.5)
                                                                     -------
Ending Balance                                                      $1,562.8
                                                                     =======


Treasury stock:
Beginning Balance                                         4,944,804  $ (86.3)
Purchases                                                 4,333,397   (120.2)
Shares reissued under employee
  stock plans and other purposes                           (173,674)     3.7
                                                         ----------  -------
Ending Balance                                            9,104,527  $(202.8)
                                                         ==========  =======



Loans to ESOTs:
Beginning Balance                                                   $ (114.0)
Less accrued contribution                                               14.2
                                                                     -------
Ending Balance                                                      $  (99.8)
                                                                     =======

Other Equity Adjustments:
Beginning Balance                                                    $ (56.4)
Currency translation adjustment                                          6.6
                                                                     -------
Ending Balance                                                       $ (49.8)
                                                                     =======

                         Notes To Financial Statements
                Louisiana-Pacific Corporation and Subsidiaries


1.The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1994 Annual Financial Report to Stockholders and its 1995 First Quarter Interim Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amount for items that are normally determinable only on an annual basis.

2.Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (107,400,000 in 1995 and 110,140,000 in 1994). The effect of common stock equivalents is not material.

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

5. Reference is made to "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" to elsewhere in this report for a description of certain contingencies which may have a materially adverse effect on L-P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


General

    Continued higher interest rates, slow demand for building products and unseasonal weather patterns caused second quarter and six month building products segment operating profits to fall from the same periods in 1994. Strong earnings in the pulp segment helped to offset the building products declines. Overall net income for the second quarter declined 68 percent to $26.3 million ($.25 per share) in 1995 from $81.9 million ($.75 per share) in 1994. Six months net income fell 52 percent to $80.6 million ($.75 per share) in 1995 from $167.1 million ($1.52 per share) in 1994. Net sales declined
8 percent in the second quarter of 1995 to $709.3 million from $774.7 million in 1994. For the first six months of 1995, sales fell 5 percent to $1,396.1 million from $1,472.7 million in 1994.

    The registrant operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 86 percent of sales and more than 78 percent of operating profit in the first six months of 1995 and 1994. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group", "Summary of Production Volumes" and "Industry Product Price Trends."


Building Products Segment



                                    Quarter Ended          Six Months Ended
                                       June 30                  June 30
                                ---------------------   -------------------------
                                  1995    1994  % Chg       1995     1994   % Chg
                                ------  ------  -----   --------  -------   -----
                                              (Dollar amounts in millions)
Sales:
     Structural panels          $264.2  $293.7   -10%   $  526.1  $  576.3    -9%
     Lumber                      175.2   241.4   -27%      327.2     463.5   -29%
     Other panel products         53.0    62.2   -15%      111.5     117.4    -5%
     Other building products     121.4   129.2    -6%      240.1     234.2    +3%
                                ------  ------          --------  --------
     Total building products    $613.8  $726.5   -16%   $1,204.9  $1,391.4   -13%
                                ======  ======          ========  ========

Operating profit                $ 63.3  $154.8   -60%   $  153.7  $  321.3   -52%
                                ======  ======          ========  ========

    Relatively high interest rates and poor weather in key areas of the country created weak markets for building products, especially lumber and structural panels. This caused prices of these products and sales volumes to decline from the same period in 1994. Lumber markets were further weakened by an oversupply of Canadian lumber, as Canadian producers needed by-product chips to supply their pulp and paper plants. Sales of structural panel products, which include oriented strand board (OSB) and plywood, decreased due to an approximate 5 percent decline in volumes and 4 percent lower average selling price for both the second quarter and six month periods. Plywood prices were higher in 1995 than 1994, but production was significantly curtailed as the mills ran short of logs due to wet weather. OSB volumes were also lower as L-P shut down some of the smaller OSB plants due to the lower prices. Prices for L-P's lumber products were lower on average by approximately 4 percent for the second quarter of 1995 and 9 percent for the first six months on decreased volume of approximately 28 percent in the second quarter and first six months of 1995 compared to 1994. Because of the lower prices, L-P shut down many of its sawmills temporarily.

    Decreases in other panel products sales were primarily attributable to lower volumes because of down time at several mills. The second quarter decrease in other building products sales was due to lower wood chip revenue associated with lower lumber production and lower log sales from the Company's Western fee timber due to lower logging levels. These decreases were offset by sales of products from new facilities. For the first six months, the increased revenue from these new facilities exceeded the decreases in chips and logs, causing a slight overall increase.

    The decrease in building products operating profit was caused by the lower sales prices discussed above, as well as higher raw material costs. Log prices were higher in most areas of the country as were wood chips (used in certain of L-P's panel products) because of increased demand from pulp and paper mills.

    L-P's building products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its building products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, although the prices for many of L-P's products have increased since the end of the second quarter, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.


Pulp Segment

                                    Quarter Ended        Six Months Ended
                                       June 30                June 30
                                ---------------------   ----------------------
                                  1995    1994  % Chg     1995    1994   % Chg
                                ------  ------  -----   ------  ------   -----
                                            (Dollar amounts in millions)
Pulp sales                      $ 95.5  $ 48.2   +98%   $191.2  $ 81.3   +135%
                                ======  ======          ======  ======

Operating profit                $ 23.2  $ (6.0)         $ 42.0  $(16.0)
                                ======  ======          ======  ======


    Pulp segment sales jumped dramatically in both the second quarter and first six months of 1995 compared to 1994. Prices increased 84 percent in the second quarter and 78 percent for the first six months. Sales volumes increased approximately 7 percent during the second quarter and 78 percent
during the first six months.   World-wide pulp markets rebounded strongly late
in 1994 and continued through the first half of 1995, which has significantly increased selling prices and allowed L-P to operate its three pulp mills at higher rates. Production volume was between 88 percent and 90 percent of capacity in 1995, compared 62 percent to 65 percent in the first half of 1994. Second quarter 1995 production rates were negatively impacted by a maintenance shutdown at the Ketchikan Pulp Company (a wholly-owned subsidiary of L-P) mill. Pulp sales increases have also caused export sales to increase significantly as L-P sells the substantial majority of its pulp to export customers.

    Pulp segment operating profits benefited from the increased sales, showing a profit in 1995 compared to losses in 1994. Chips, the fiber raw material for pulp, are currently in short supply as many supplying sawmills have shut down, which has caused chip costs to increase. This may continue in the coming months unless higher lumber prices in the third quarter cause increased sawmill production.

    L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.


Unallocated Expense

    Unallocated expense increased to $44.9 million in the second quarter of 1995 from $15.7 million in the second quarter of 1994, and for the first six months of 1995 increased to $67.6 million from $32.0 million in the same period in 1994. The primary factor in the increase is higher expenses associated with litigation against the company, including legal fees and increases in contingency reserves. Refer to the "Legal Proceedings" section of the Form 10-Q for a discussion of this litigation. Higher general administrative expenses and franchise taxes have also contributed to the increase. Partially offsetting these increases, compensation charges related to restricted stock option plans have decreased.


Interest Income (Expense)

    L-P's debt level has continued to decrease, resulting in lower interest expense partially offset by higher interest rates on L-P's remaining variable rate debt. Interest rate increases have favorably impacted L-P's interest income, but that increase has been partially offset by lower cash and cash equivalents balances.


Legal and Environmental Matters

    Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation which could have a materially adverse effect on L-P. L-P maintains reserves for certain environmental and legal matters based upon management's estimates of probable loss. As with all estimates, there is significant uncertainty concerning the reliability and precision of such estimates and there can be no assurance that such estimates will not change in the future as circumstances change or additional facts become known. In some cases, management is able to estimate only the minimum amount of a range of possible loss and in other cases management is unable to reasonably estimate any amount or range of possible loss.


OSB Siding Matters

    L-P manufactures a complete line of Inner-Seal(R) oriented strand board ("OSB") products for the building and construction industry. Such products include sheathing, roof decking, flooring, siding and engineered I-joists using OSB as the web material.

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

    Since 1985, L-P has sold approximately 2.7 billion square feet of these Inner-Seal(R) siding products throughout the United States. During this period, warranty claims related to these siding products have been made against L-P. Where such claims resulted from improper installation or improper care and maintenance, L-P has sought to hold the installer or homeowner responsible for a portion of the claim. Where claims were based on a problem with the product, L-P has honored its warranty and settled the claims in a timely manner.

    L-P has paid approximately $44 million since 1985 to settle claims relating to siding warranties at an average cost of about $2,500 per dwelling unit. This includes claims paid of approximately $10 million in 1994, $5 million in the second quarter of 1995 and $7 million in the first six months of 1995.

      L-P maintains a reserve reflecting management's estimate, based on historical experience, of the minimum potential exposure from siding warranty claims. As with all estimates, due to the many factors involved in estimating claims and because of the rapidly changing nature and scope of siding claims, significant uncertainty exists in the reliability and precision of such estimates. There can be no assurance that management's estimates will not change significantly in the future as additional factors and circumstances become known, and claims are made.

    Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of siding-related matters which could have a materially adverse effect on L-P.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations decreased approximately 25 percent in the first six months of 1995 compared to 1994. This resulted primarily from the lower net income discussed above, partially offset by changes in working capital components.

    Cash used in investing activities increased to $194 million in 1995 from $182 million in 1994, primarily due to increased capital expenditures. The largest portion of these capital expenditures are for new production facilities. Significant amounts have also been spent on environmental projects (such as pollution control equipment) and upgrades of existing production facilities. L-P is budgeting capital expenditures, including timber and logging road additions, for all of 1995 of $350 million to $400 million.

    Cash used in financing activities increased by approximately $81 million to $214 million from $133 million. The principal factors in this increase were $120 million in treasury stock purchases compared to $24 million in 1994, offset by lower debt repayments of about $35 million as L-P made the last payment on the Santa Fe debt in 1994. The stock purchases in 1995 relate to L-P's repurchase authorization for 5 million shares which was announced in July of 1995 and completed in April of 1995. L-P has previously announced a new authorization to purchase up to 10 million additional shares on the open market from time to time. The company has not announced any specific time frame over which it plans to complete these purchases. L-P plans to finance any treasury stock purchases with existing cash reserves and cash generated from operations.

    L-P continues to be in a strong financial condition with $89 million of cash and cash equivalents and long-term debt as a percent of total capitalization of 9.2 percent at June 30, 1995. Although cash and cash equivalents decreased nearly $227 million in the first six months of the year due to the reasons discussed above, existing cash and cash equivalents combined with an unused $100 million revolving line of credit and cash generated from operations are expected to be sufficient to meet projected cash needs. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.

                       Sales and Operating Profit by Major Product Group
                        Louisiana-Pacific Corporation and Subsidiaries
                           (Dollar amounts in millions) (Unaudited)


                                        Quarter Ended         Six Months Ended
                                           June 30,                June 30,
                                      ------------------    ------------------
                                         1995      1994        1995      1994
                                       -------   -------    --------   -------
Sales:
  Structural panel products            $ 264.2   $ 293.7    $  526.1  $  576.3
  Lumber                                 175.2     241.4       327.2     463.5
  Other panel products                    53.0      62.2       111.5     117.4
  Other building products                121.4     129.2       240.1     234.2
                                       -------   -------    --------  --------
  Total building products                613.8     726.5     1,204.9   1,391.4
  Pulp                                    95.5      48.2       191.2      81.3
                                       -------   -------    --------  --------
    Total sales                        $ 709.3   $ 774.7    $1,396.1  $1,472.7
                                       =======   =======    ========  ========

Export sales                           $ 129.1   $  85.6    $  256.4  $  159.0
                                       =======   =======    ========  ========


Operating profit:
  Building products                    $  63.3   $ 154.8    $  153.7  $  321.3
  Pulp                                    23.2      (6.0)       42.0     (16.0)
                                       -------   -------    --------  --------
    Total operating profit                86.5     148.8       195.7     305.3

Unallocated expense, net                 (44.9)    (15.7)      (67.6)    (32.0)
Interest income (expense), net              .3       (.6)        1.1      (1.3)
                                       -------   -------    --------  --------
Income before taxes and
 minority interest                     $  41.9   $ 132.5    $  129.2  $  272.0
                                       =======   =======    ========  ========

                                       Operating Volume
                        Louisiana-Pacific Corporation and Subsidiaries
      (Volume amounts stated in millions except pulp and as a percent of normal capacity)



                                     Quarter Ended           Six Months Ended
                                        June 30                   June 30
                                  -------------------     ----------------------
                                    1995       1994           1995       1994
                                  --------   --------     ----------  ----------
Inner-Seal/OSB,
  sq ft 3/8" basis                875   96%  924  105%    1,690   92% 1,732   98%

Softwood plywood,
  sq ft 3/8" basis                334   82   411  109       658   81    813  107

Lumber, board feet                352   58   522   90       693   57  1,062   92

Medium Density
  Fiberboard,
  sq ft 3/4" basis                 55   97    62  112       108   96    117  106

Particleboard,
  sq ft 3/4" basis                 84   93    94  107       174   97    186  106

Hardboard,
  sq ft 1/8" basis                 56  101    56  107       106   96    110  105

Hardwood veneer,
  sq ft surface
  measure                          61   98    67  105       134  107    135  106

Pulp, thousand
  short tons                      132   88   100   65       267   89    195   64

Chips, thousand BDU's             458        588            930       1,170


                                 Industry Product Price Trends
                        Louisiana-Pacific Corporation and Subsidiaries




                          OSB     Plywood       Lumber   Particleboard         Pulp
                  -----------    --------    ---------   -------------   ----------
                   N. Central    Southern
                  7/16" basis    Pine 1/2"     Framing                     Bleached
                        24/16       basis       lumber          Inland     softwood
                         span         CDX    composite      Industrial      sulfate
                       rating       3 ply       prices      3/4" basis   short ton*
                  -----------    --------    ---------   -------------   ----------
Annual Average
1990                     131         182          230             199          723
1991                     148         191          236             198          519
1992                     217         248          287             200          509
1993                     236         282          394             258          418
1994                     265         302          405             295          515

1994 Second Quarter Average
                         242         266          395             300          472

1995 First Quarter Average
                         239         305          374             335          703

1995 Second Quarter Average
                         210         303          317             320          774

Weekly Average
July 7                   248         308          327             280          839
July 14                  248         320          339             275          839
July 21                  252         320          337             275          839

*Discounting sometimes occurs from the published price.

PART II
OTHER INFORMATION


Item 1.   Legal Proceedings.

    The following sets forth the current status of certain legal proceedings:


Certain Environmental Proceedings

    The registrant received a Notice of Violation issued by the U.S. Environmental Protection Agency in June 1993, alleging air emissions violations at the registrant's Dungannon, Virginia, OSB plant. The registrant has also received a Notice of Violation issued by the state of Michigan in October 1993, alleging air emissions violations at the registrant's Newberry, Michigan, OSB plant. The potential costs to the registrant cannot be estimated at this time because the registrant's past experiences with notices of violation indicated wide variation in possible outcomes. The registrant anticipates resolving the Dungannon matter later this year in connection with other issues in a modification of the consent decree in a separate proceeding filed with the U.S. District Court for the Western District of Louisiana. The registrant is not aware of any activity concerning the Newberry matter since December 1993.

    On September 9, 1992, the U.S. Department of Justice filed suit in the U.S. District Court in Anchorage, Alaska, against the registrant's wholly owned subsidiary Ketchikan Pulp Company ("KPC"), alleging that the pulp mill in Ketchikan, Alaska, operated by KPC violated the Clean Air Act and the terms of KPC's wastewater discharge permit. A federal grand jury investigation concerning wastewater discharges at KPC's pulp mill was also convened. In March 1995, KPC entered into agreements with the federal government to resolve the issues related to the lawsuit and grand jury investigation. Under the agreements, which are subject to court approval, KPC has entered guilty pleas to one felony and 13 misdemeanor violations of the Clean Water Act; KPC will pay civil and criminal penalties totaling approximately $6 million, of which $1.75 million will be suspended; and KPC has agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. KPC has agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up as part of the overall $20 million of expenditure. KPC cannot estimate what portion, if any, of the clean-up amount will be required to be spent.

    On September 13, 1994, the U.S. Environmental Protection Agency filed an administrative action, alleging that KPC and two other parties violated provisions of the Clean Air Act related to asbestos. The action seeks to recover a penalty of $122,800.

    The registrant has been informed that the U.S. Environmental Protection Agency has referred a matter involving KPC to the U.S. Department of Justice for possible civil enforcement. The matter involves allegations that KPC's Annette Island, Alaska, cant mill violated provisions of the Clean Air Act relating to the prevention of significant deterioration of air quality.

    A federal grand jury has been investigating possible violations in connection with the disposal by a contractor of a transformer containing polychlorinated biphenyls ("PCBs") previously located at the registrant's former sawmill at Pendleton, Oregon. The registrant has not been informed whether it or any of its employees are targets of the investigation. The registrant has had no communication with the government on this matter since 1994 and does not know if the investigation is continuing.

    Management of the registrant believes that the outcome of the above matters will not have a materially adverse effect on the consolidated business, financial condition, liquidity, or results of operations of the registrant.


Colorado Criminal Proceeding

    The registrant began an internal investigation at the registrant's Montrose (Olathe), Colorado, OSB plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of the registrant concerning alleged environmental violations at the registrant's Montrose (Olathe), Colorado, OSB plant. In 1995, additional subpoenas were issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA-The Engineered Wood Association ("APA"), an industry product certification agency, by the registrant's Montrose plant and certain of its other OSB plants. The registrant then commenced an independent investigation under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June, 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against the registrant, a former manager of the Montrose mill, and a former superintendent at the mill. The indictment charges the registrant with 31 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clear Air Act. The indictment also charges the registrant with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of the registrant's allegedly improper sampling practices in connection with the APA quality assurance program.

    The registrant is continuing to investigate the nature and extent of any such activities and is preparing its defense against the charges of the indictment. At the present time, the registrant cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such proceedings. However, the resolution of the above matters could have a materially adverse impact on the registrant.


OSB Siding Matters

    In October 1994, an action was filed against the registrant and other defendants in the Circuit Court for Lake County, Florida, on behalf of a purported class of all owners of property in that state whose properties were constructed using the registrant's oriented strand board ("OSB") siding. The complaint alleges that the siding is deteriorating prematurely due to defects in the material and seeks damages for alleged breaches of express or implied warranties and for alleged failure to disclose material defects. The complaint also seeks an injunction barring the registrant from selling the registrant's OSB siding as an exterior siding material in the state of Florida. The registrant has reached a settlement agreement, conditionally approved by the court, but subject to final court approval after an August 1995 fairness hearing, with attorneys representing the plaintiff class. Under the proposed settlement, the registrant will establish a claims procedure pursuant to which members of the settlement class may report problems with the registrant's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. While the registrant cannot predict the amount of siding for which payment will be made, the maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. Class members will be entitled to make claims for up to five years after the settlement date. Because of uncertainty concerning present and future amounts of actual damage and the extent to which payments may be subject to reduction, the registrant is unable to estimate the aggregate cost of the settlement.

    The registrant has been named as a defendant in at least ten other purported class actions filed in various jurisdictions (most of which were filed in 1995), as well as numerous non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used OSB siding manufactured by the registrant because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products. The various actions seek damages and other relief for claimed defects, deterioration, or failures of OSB siding products; in general, the actions seek to avoid provisions of the registrant's express warranty limiting a customer's warranty recovery to twice the cost of the product and allege that actual damages may be significantly higher. Some of the actions also seek injunctive relief and some seek to recover treble damages or punitive damages, among other remedies.

    In July 1995, the Attorney General of the State of Florida issued a subpoena to the registrant seeking the production of certain evidence relating to production, testing, APA certification, marketing, and performance of the registrant's OSB siding. The registrant is cooperating in furnishing the requested information.

    In April 1995, the Office of the Attorney General of the State of Washington commenced a formal civil investigation relating to alleged unfair or deceptive acts or practices related to manufacture and sale of the registrant's OSB lap siding, misrepresentation of the quality or suitability of the siding, and the existence of a pattern of failure to perform under warranty. The registrant is cooperating with the investigation.

    The registrant is continuing to review the nature and extent of any OSB siding-related liabilities. The registrant believes it is probable that additional OSB siding products claims will be made against it. At the present time, the registrant cannot predict to what extent these circumstances will result in further civil litigation or investigation by government authorities, nor can it estimate the potential financial impact of siding related proceedings; however, the resolution of these matters could have a materially adverse impact on the registrant.


Other

    In July, 1995, an action entitled MacDonald v. Louisiana-Pacific Corporation was filed in Superior Court for the State of California for the County of San Diego, purporting to be a consumer action brought on behalf of the general public in California. The action alleges that the registrant violated the California Unfair Business Practices Act through allegedly fraudulent APA certification, quality sampling, advertising, and marketing of OSB products. The complaint seeks, among other relief, restitution to members of the public who purchased the registrant's OSB products, return of moneys obtained by the registrant from allegedly fraudulent sales, imposition of an asset freeze and constructive trust, and various injunctive relief. The registrant is reviewing the allegations of the complaint and is unable to make any estimate of the possible outcome of the action or whether it may have a material impact upon the registrant.


Stockholder Actions

    The registrant, certain of its executive officers and former executive officers, and certain other executives have been named as defendants in numerous actions brought on behalf of various purported classes of purchasers of the registrant's common stock. The actions, which have been consolidated in the United States District Court for the District of Oregon, seek to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. The registrant is reviewing matters related to the allegations of the complaints and is unable to make any estimate of the possible outcome of the securities class actions.

    Five individual directors (Messrs. du Pont, Kayser, and Yeager, Ms. Hill and Mrs. Neff) and three former directors of the registrant have been named as defendants in ten stockholder derivative actions, which also name the registrant as a nominal defendant. Eight of these actions were brought in the Court of Chancery of the State of Delaware in and for New Castle County and have been consolidated under the caption In re Louisiana-Pacific Corporation Derivative Litigation, Civil Action No. 14322 (the "Delaware action"). One action, captioned Silverman, et al. v. Merlo, et al., No. 9505-03630, was brought in the Circuit Court of the State of Oregon for the County of Multnomah (the "Oregon action"). The remaining action, captioned Rand v. Merlo, et al., No. 95-Z-1511, was brought in the United States District Court for the District of Colorado (the "Colorado action"). The actions seek to recover damages from the directors on behalf of the corporation because of alleged mismanagement and breaches of fiduciary duty generally related to the various legal proceedings described above and the matters that are the subject of such legal proceedings. The individual directors of the registrant and the registrant have moved to dismiss the Delaware action and moved to dismiss the Oregon action. They are scheduled to respond to the complaint in the Colorado action by August 2, 1995.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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


                                  LOUISIANA-PACIFIC CORPORATION




                                  By /s/ WILLIAM L. HEBERT
                                     William L. Hebert
                                     Treasurer
                                     (Principal Financial Officer)



DATED:  August ___, 1995

                                 EXHIBIT INDEX


Exhibit Number              Description of Exhibit

      11 Calculation of Net Income Per Share for the Six Months Ended June 30, 1995.

      27                      Financial Data Schedule.