Form 10-K/A
period 1994-12-31
LOUISIANA PACIFIC CORP
filed 1995-08-30
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A


      Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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
          executive offices)


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
          Title of each class                       which registered
          -------------------                 -------------------------

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


                      Documents Incorporated by Reference


Definitive Proxy Statement for 1995 Annual Meeting:  Part III

    This amendment to Form 10-K is filed to amend the financial statements and reports of independent public accountants and management in order to reflect certain events occurring subsequent to the date of the original reports, as described in the note entitled "Events Subsequent to March 1, 1995" set forth in Item 8 below. This amendment does not purport to reflect any other subsequent events or to reflect the effect of any subsequent events upon the matters described in any other items of Form 10-K.

ITEM 8.   Financial Statements and Supplementary Data.

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


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         OTHER   TOTAL
                                                                              ADD'L             LOANS    EQUITY  STOCK-
DOLLAR AMOUNTS IN MILLIONS            COMMON STOCK        TREASURY STOCK     PAID-IN  RETAINED   TO      ADJUST- HOLDERS'
EXCEPT PER SHARE                   SHARES      AMOUNT   SHARES      AMOUNT   CAPITAL  EARNINGS  ESOTs    MENTS   EQUITY

BALANCE, DECEMBER 31, 1991        38,959,366  $ 39.0   2,967,831  $(102.3)  $404.5   $  964.4  $(101.5) $ (0.5) $1,203.6
Net income                                 -       -           -        -        -      176.9        -       -     176.9
Cash dividends, $.39 per share             -       -           -        -        -      (42.5)       -       -     (42.5)
Issuance of shares for employee
  stock plans & for other purposes    20,010       -    (560,947)    13.8     18.0          -        -       -      31.8
Employee stock ownership trust
  contribution                             -       -           -        -        -          -     14.5       -      14.5
Currency translation adjustment &
  marketable securities adjustment         -       -           -        -        -          -        -   (23.3)    (23.3)
Shares issued under
  3-for-2 stock split             19,478,373    19.5   1,441,916        -        -      (19.5)       -       -         -
                                  ----------   -----   ---------   ------    -----    -------   ------  ------   -------

BALANCE, DECEMBER 31, 1992        58,457,749    58.5   3,848,800    (88.5)   422.5    1,079.3    (87.0)  (23.8)  1,361.0
Net income                                 -       -           -        -        -      244.0        -       -     244.0
Cash dividends, $.43 per share             -       -           -        -        -      (47.3)       -       -     (47.3)
Issuance of shares for employee
  stock plans & for other purposes    10,762       -    (916,937)    16.7      9.0          -        -       -      25.7
Purchase of treasury stock                 -       -     200,000    (13.8)       -          -        -       -     (13.8)
Employee stock ownership trust
  contribution                             -       -           -        -        -          -     14.5       -      14.5
Currency translation adjustment &
  marketable securities adjustment         -       -           -        -        -          -        -   (12.4)    (12.4)
Shares issued under
  2-for-1 stock split             58,468,511    58.5   3,624,075        -        -      (58.8)       -       -      (0.3)
                                  ----------   -----   ---------   ------    -----    -------   ------  ------   -------

BALANCE, DECEMBER 31, 1993       116,937,022   117.0   6,755,938    (85.6)   431.5    1,217.2    (72.5)  (36.2)  1,571.4
Net income                                 -       -           -        -        -      346.9        -       -     346.9
Cash dividends, $.485 per share            -       -           -        -        -      (53.4)       -       -     (53.4)
Issuance of shares for employee
  stock plans & for other purposes         -       -  (1,697,713)    26.5     18.0          -        -       -      44.5
Additional loans to ESOTs & sale of
  treasury stock to ESOTs                  -       -  (1,843,621)    27.1     28.9          -    (56.0)      -         -
Purchase of treasury stock                 -       -   1,730,200    (54.3)       -          -        -       -     (54.3)
Employee stock ownership trust
  contribution                             -       -           -        -        -          -     14.5       -      14.5
Currency translation adjustment &
  marketable securities adjustment         -       -           -        -        -          -        -    (20.2)    (20.2)
                                    ----------   -----   ---------   ------    -----    -------   ------  ------   -------

BALANCE, DECEMBER 31, 1994        116,937,022  $117.0   4,944,804  $ (86.3)  $478.4   $1,510.7  $(114.0) $ (56.4) $1,849.4
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

      Income before taxes and cumulative effects of accounting changes for the years ended December 31, was taxed under the following jurisdictions:


YEAR ENDED DECEMBER 31 (IN MILLIONS)             1994       1993     1992

Domestic                                        $524.1    $416.2   $270.6
Foreign                                           35.5      11.4     12.5
                                                ------     -----    -----
                                                $559.6    $427.6   $283.1
                                                ======     ======   ======

Provision (benefit) for income taxes includes the following:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                  1994      1993     1992

Current tax provision:

U.S. federal                                         $171.8    $149.5    $81.9
State and local                                        24.9      22.6      9.0
Foreign                                                 8.1       2.7      1.8
                                                      -----     -----    -----
Total current tax provision                          $204.8    $174.8    $92.7
                                                     ======    ======   ======

Deferred tax provision (benefit):

U.S. federal                                         $  3.3     $ (.2)   $12.2
State and local                                          .4        .1      1.3
Foreign                                                 1.3      (1.5)       -
                                                      -----     -----    -----
Total deferred tax provision (benefit)               $  5.0    $ (1.6)   $13.5
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

      L-P has been informed that it and one or more of its employees at its Montrose, Colorado, plant are the subject of a federal grand jury investigation concerning alleged tampering with air emissions monitoring equipment, alteration of plant records and submission of unrepresentative product samples to a certification agency. See "Events Subsequent to March 1, 1995" for further information.

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

      From 1985 through 1994, the registrant has sold approximately 2.5 billion square feet of Inner-Seal(R) oriented strand board siding products throughout the United States. During this period, warranty claims related to these siding products have been made against L-P. Where such claims resulted from improper installation or improper care and maintenance, L-P has sought to hold the installer or homeowner responsible for a portion of the claim. Where claims were based on a problem with the product, L-P has honored its warranty and settled the claims in a timely manner.

      From 1985 through 1994, L-P has paid approximately $37 million to settle siding warranty related claims on approximately 15,000 dwelling units at an average cost of about $2,500 per unit. This amount includes claims paid of approximately $10 million in 1994, $5 million in 1993 and $5 million in 1992.

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


Events Subsequent to March 1, 1995

Colorado Criminal Proceeding

      Since March 1, 1995, additional subpoenas were issued in conjunction with the federal grand jury investigation of L-P and one or more of its employees at its Montrose, Colorado, OSB plant (see previous discussion under the heading "Contingencies") requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to APA-The Engineered Wood Association ("APA"), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation under the direction of a former federal judge concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. The indictment charges L-P with 31 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to the alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program.

      L-P is continuing to investigate the nature and extent of any such activities and is preparing its defense against the charges of the indictment. At the present time, L-P cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such proceedings. However, the resolution of the above matters could have a materially adverse impact on L-P.

OSB Siding Matters

      L-P has reached a settlement agreement, conditionally approved by the court, but subject to final court approval after an August 1995 fairness hearing, with attorneys representing the plaintiff class in the Florida OSB siding action filed in the state of Florida (see previous discussion under the heading of "Contingencies"). Under the proposed settlement, L-P will establish a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage.
While L-P cannot predict the amount of siding for which payment will be made, the maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. Class members will be entitled to make claims for up to five years after the settlement date. Because of uncertainty concerning present and future amounts of actual damage and the extent to which payments may be subject to reduction, L-P is unable to estimate the aggregate cost of the settlement.

      L-P has been named as a defendant in at least ten other purported class actions filed in various jurisdictions (most of which were filed subsequent to March, 1995), as well as numerous non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used OSB siding manufactured by L-P because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products. The various actions seek damages and other relief for claimed defects, deterioration, or failures of OSB siding products; in general, the actions seek to avoid provisions of L-P's express warranty limiting a customer's warranty recovery to twice the cost of the product and allege that actual damages may be significantly higher. Some of the actions also seek injunctive relief, and some seek to recover treble damages or punitive damages, among other remedies.

      In July 1995, the Attorney General of the State of Florida issued a subpoena to L-P seeking the production of certain evidence relating to production, testing, APA certification, marketing, and performance of L-P's OSB siding. L-P is cooperating in furnishing the requested information.

      In April 1995, the Office of the Attorney General of the State of Washington commenced a formal civil investigation relating to alleged unfair or deceptive acts or practices related to manufacture and sale of L-P's OSB lap siding, misrepresentation of the quality or suitability of the siding, and the existence of a pattern of failure to perform under warranty. L-P is cooperating with the investigation.

      In August 1995, the Attorney General of the State of Oregon also commenced an investigation concerning sales of OSB siding products.

      L-P is continuing to review the nature and extent of any OSB siding-related liabilities. L-P believes it is probable that additional OSB siding products claims will be made against it. At the present time, L-P cannot predict to what extent these circumstances will result in further civil litigation or investigation by government authorities, nor can it estimate the potential financial impact of siding-related proceedings; however, the resolution of these matters could have a materially adverse impact on L-P.

      L-P maintains a reserve reflecting management's estimate, based on historical experience, of the minimum potential exposure from siding warranty claims. As with all estimates, due to the many factors involved in estimating claims and because of the rapidly changing nature and scope of siding claims, significant uncertainty exists in the reliability and precision of such estimates. There can be no assurance that management's estimates will not change significantly in the future as additional factors and circumstances become known and claims are made.

Other

      In July 1995, an action entitled MacDonald v. L-P was filed in Superior Court for the State of California for the County of San Diego, purporting to be a consumer action brought on behalf of the general public in California. The action alleges that L-P violated the California Unfair Business Practices Act through allegedly fraudulent APA certification, quality sampling, advertising, and marketing of OSB products. The complaint seeks, among other relief, restitution to members of the public who purchased L-P's OSB products, return of moneys obtained by L-P from allegedly fraudulent sales, imposition of an asset freeze and constructive trust, and various injunctive relief. L-P is reviewing the allegations of the complaint and is unable to make any estimate of the possible outcome of the action or whether it may have a materially adverse impact on L-P.

Stockholder Actions

      L-P, certain of its executive officers and former executive officers, and certain other executives have been named as defendants in numerous actions brought on behalf of various purported classes of purchasers of L-P's common stock. The actions, which have been consolidated in the United States District Court for the District of Oregon, seek to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. L-P is reviewing matters related to the allegations of the complaints and is unable to make any estimate of the possible outcome of the securities class actions.


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

      Subsequent to March 1, 1995, the date of our original report, a number of uncertainties, as discussed in the note entitled "Events Subsequent to March 1, 1995," have arisen which could have a materially adverse effect on the Company. The ultimate outcome of these matters cannot presently be determined.

      As discussed in the notes to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and post-retirement benefits other than pensions.


Arthur Andersen LLP
Portland, Oregon,
March 1, 1995 (except as to the note entitled "Events Subsequent to March 1, 1995" as to which the date is August 30, 1995)


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

      The Board of Directors pursues its responsibility for reported financial information through its Audit Committee. The Audit Committee meets periodically with management, the internal auditors and the independent public accountants to review the activities of each.


                              William L. Hebert
                              Vice President--Treasurer and Controller




March 1, 1995 (except as to the note entitled "Events Subsequent to March 1, 1995" as to which the date is August 30, 1995)

                                  SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific Corporation, a Delaware corporation (the "registrant"), has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     August 30, 1995           LOUISIANA-PACIFIC CORPORATION
                                             (Registrant)



                                       /s/ WILLIAM L. HEBERT
                                    William L. Hebert
                                    Vice President--Treasurer and Controller

                                 EXHIBIT INDEX


      The following Exhibit 23 replaces Exhibit 23 as filed with the original Form 10-K. All other exhibits on the original Exhibit Index remain as exhibits without modifications.


            Exhibit                       Consent of Independent
               23                           Public Accountants