Form 10-Q
period 1995-09-30
LOUISIANA PACIFIC CORP
filed 1995-11-06
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For Quarterly Period Ended September 30, 1995
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock: 107,888,132 shares of Common Stock, $1 par value, outstanding as of September 30, 1995.

PART I
FINANCIAL INFORMATION


Item 1.   Financial Statements.


Consolidated Summary Statements of Income
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)


                                 Quarter Ended         Nine Months Ended
                                 September 30,           September 30,
                               -----------------      -------------------
                                 1995      1994          1995      1994
                               -------   -------      --------   --------
Net sales                      $ 776.8   $ 818.4      $2,172.9   $2,291.1
                               -------   -------      --------   --------
Costs and expenses:
Cost of sales                    590.8     576.6       1,709.6    1,622.2
Depreciation, amortization
 and depletion                    57.9      52.9         150.8      148.5
Selling and administrative        29.1      33.8          85.4       92.0
Settlement charge and
 other unusual items, net        366.6       ---         366.6        ---
Interest expense                   1.2       2.2           5.2        7.4
Interest income                   (1.5)     (2.5)         (6.6)      (6.4)
                               -------   -------      --------   --------
Total costs and expenses       1,044.1     663.0       2,311.0    1,863.7
                               -------   -------      --------   --------
Income (loss) before taxes and
 minority interest              (267.3)    155.4        (138.1)     427.4
Provision (benefit) for
 income taxes                   (108.6)     59.0         (61.6)     162.4
Minority interest in
 net income (loss) of
 consolidated subsidiaries          .4       1.3           2.0        2.8
                               -------   -------      --------   --------
Net income (loss)              $(159.1)  $  95.1      $  (78.5)  $  262.2
                               =======   =======      ========   ========

Net income (loss) per share    $ (1.48)  $   .86      $   (.73)  $   2.38
                               =======   =======      ========   ========
Cash dividends per share       $   .14   $  .125      $   .405   $    .36
                               =======   =======      ========   ========


Consolidated Summary Balance Sheets
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)


                                             Sept. 30, 1995       Dec. 31, 1994
                                             --------------       -------------
Cash and cash equivalents                          $  124.7            $  315.9
Accounts receivable, net                              180.2               157.4
Inventories                                           267.8               213.8
Prepaid expenses                                       18.4                 7.3
Deferred income taxes                                  86.8                27.5
                                                   --------            --------
     Total current assets                             677.9               721.9
                                                   --------            --------
Timber and timberlands                                692.6               693.5
Property, plant and equipment                       2,573.0             2,358.2
Less reserves for depreciation                     (1,166.6)           (1,085.0)
                                                   --------            --------
Net property, plant and equipment                   1,406.4             1,273.2
Investments and other assets                           50.0                55.1
                                                   --------            --------
     Total assets                                  $2,826.9            $2,743.7
                                                   ========            ========

Current portion of long-term debt                  $   45.7            $   81.9
Short-term notes payable                               50.2                50.5
Accounts payable and accrued liabilities              206.2               193.5
Current portion of contingency reserves               150.0                 ---
Income taxes payable                                   58.3                18.9
                                                   --------            --------
      Total current liabilities                       510.4               344.8
                                                   --------            --------
Long-term debt, excluding current portion             184.3               209.8
Deferred income taxes                                 188.6               297.3
Contingency reserves, excluding current portion       264.1                 ---
Other long-term liabilities and minority interest      35.7                42.4
Stockholders' equity:
Common Stock                                          117.0               117.0
Additional paid-in capital                            477.0               478.4
Retained earnings                                   1,388.8             1,510.7
Treasury stock                                       (201.5)              (86.3)
Loans to Employee Stock Ownership Trusts              (92.6)             (114.0)
Other equity adjustments                              (44.9)              (56.4)
                                                   --------            --------
     Total stockholders' equity                     1,643.8             1,849.4
                                                   --------            --------
     Total liabilities and equity                  $2,826.9            $2,743.7
                                                   ========            ========

Consolidated Summary Statements of Cash Flows
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)



Nine Months Ended September 30,                       1995            1994
                                                   -------         -------

Cash flows from operating activities:
  Net income (loss)                                $ (78.5)        $ 262.2
  Depreciation, amortization and depletion           150.8           148.5
  Other adjustments, including settlement charge
    and other unusual non-cash charges               387.1            25.1
  Decrease (increase) in certain working
    capital components                                36.5            11.1
  Increase (decrease) in deferred income taxes      (168.0)            ---
                                                   -------         -------
     Net cash provided by operating activities       327.9           446.9
                                                   -------         -------
Cash flows from investing activities:
  Plant, equipment and logging
    road additions, net                             (251.0)         (192.5)
  Timber and timberland additions                    (37.1)          (57.5)
  Other investing activities, net                      2.5            (1.0)
                                                   -------         -------
     Net cash used in investing activities          (285.6)         (251.0)
                                                   -------         -------
Cash flows from financing activities:
  Repayment of long-term debt                        (61.9)          (97.0)
  Cash dividends                                     (43.4)          (39.6)
  Increase (decrease) in short-term notes payable      (.3)            3.2
  Purchase of treasury stock                        (120.2)          (34.6)
  Loan to ESOTs                                        ---           (56.0)
  Treasury stock sold to ESOTs                         ---            56.0
  Other financing activities, net                     (7.7)           11.6
                                                   -------         -------
     Net cash used in financing activities          (233.5)         (156.4)
                                                   -------         -------
Net increase (decrease) in cash
  and cash equivalents                              (191.2)           39.5
Cash and cash equivalents at beginning of year       315.9           261.6
                                                   -------         -------
Cash and cash equivalents at end of period         $ 124.7         $ 301.1
                                                   =======         =======

Consolidated Statements of Stockholders' Equity
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)



                                                           Nine Months Ended
                                                          September 30, 1995
                                                        --------------------
                                                             Shares   Amount
                                                        -----------  -------

Common Stock                                            116,937,022  $ 117.0
                                                        ===========  =======

Additional Paid-in-Capital:
Beginning Balance                                                    $ 478.4
Net transactions                                                        (1.4)
                                                                     -------
Ending Balance                                                       $ 477.0
                                                                     =======

Retained Earnings:
Beginning Balance                                                   $1,510.7
Net income (loss)                                                      (78.5)
Cash dividends, $.405 per share                                        (43.4)
                                                                     -------
Ending Balance                                                      $1,388.8
                                                                     =======


Treasury stock:
Beginning Balance                                         4,944,804  $ (86.3)
Purchases                                                 4,333,397   (120.2)
Shares reissued under employee
  stock plans and other purposes                           (229,311)     5.0
                                                         ----------  -------
Ending Balance                                            9,048,890  $(201.5)
                                                         ==========  =======



Loans to ESOTs:
Beginning Balance                                                   $ (114.0)
Less accrued contribution                                               21.4
                                                                     -------
Ending Balance                                                      $  (92.6)
                                                                     =======

Other Equity Adjustments:
Beginning Balance                                                    $ (56.4)
Currency translation adjustment                                         11.5
                                                                     -------
Ending Balance                                                       $ (44.9)
                                                                     =======

Notes To Financial Statements
Louisiana-Pacific Corporation and Subsidiaries



1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such charges, except as discussed elsewhere in this report, are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1994 Annual Financial Report to Stockholders and its 1995 First, Second and Third Quarter Interim Reports to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.

2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (107,160,000 in 1995 and 110,140,000 in 1994). The effect of common stock equivalents is not material.

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

5. Reference is made to "Legal Proceedings" and to "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report for a description of certain contingencies which may have a materially adverse effect on L-P and for a description of settlements of certain class action proceedings (one of which remains subject to final court approval) regarding L-P's siding product and the impact of that settlement on the financial statements as well as certain other unusual items recorded in the third quarter.

6. Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

General

    The cause of the net loss for the third quarter and first nine months of 1995 was the $366.6 million pre-tax charge ($221.8 million after tax, or $2.07 per share) for settlements of class action proceedings related to L-P's siding product (one of which remains subject to final court approval) as well as severance charges and asset write-downs. The charge has been tax effected because all components are deductible currently or in the future. Continued oversupply of lumber products and high raw material costs caused third quarter and nine month building products segment profits to fall from the same periods in 1994 which were records for the company. Higher earnings in the pulp segment helped to offset the building products declines. Overall net income
(loss) for the third quarter declined to a loss of $159.1 million ($1.48 per share) in 1995 from net income of $95.1 million ($.86 per share) in 1994.
Nine months net loss was $78.5 million ($.73 per share) in 1995 compared to net income of $262.2 million ($2.38 per share) in 1994. Without the unusual charge, L-P earned $62.7 million ($.59 per share) for the third quarter of 1995 and $143.3 million ($1.34 per share) for the first nine months of 1995. Net sales declined 5 percent in the third quarter of 1995 to $776.8 million from $818.4 million in 1994. For the first nine months of 1995, sales also fell 5 percent to $2,172.9 million from $2,291.1 million in 1994.

    The registrant operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 85 percent of sales in first nine months of 1995 and 1994. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Profit by Major Product Group," "Summary of Production Volumes" and "Industry Product Price Trends."



Building Products Segment

                                    Quarter Ended          Nine Months Ended
                                    September 30,            September 30,
                                ---------------------   -------------------------
                                  1995    1994  % Chg       1995     1994   % Chg
                                ------  ------  -----   --------  -------   -----
                                              (Dollar amounts in millions)
      Sales:
       Structural panels        $311.7  $327.8    -5%   $  837.8  $  904.1    -7%
       Lumber                    177.7   225.5   -21%      504.9     689.0   -27%
       Other panel products       52.7    62.5   -16%      164.2     179.9    -9%
       Other building products   144.2   137.2    +5%      384.3     371.4    +3%
                                ------  ------          --------  --------
     Total building products    $686.3  $753.0    -9%   $1,891.2  $2,144.4   -12%
                                ======  ======          ========  ========

     Profit                     $111.3  $172.5   -35%   $  265.0  $  493.8   -46%
                                ======  ======          ========  ========

    Relatively high interest rates and poor weather earlier this year in key areas of the country created weak markets for building products, especially lumber and structural panels. Demand for structural panel products and, to a lesser extent, lumber recovered moderately in the third quarter due to seasonal factors as well as lower interest rates. However, sales of the Company's OSB siding product have decreased because of recent adverse publicity. Lumber markets continue to be flooded with Canadian lumber, keeping prices from recovering to prior year levels.

    Sales of structural panel products, which include oriented strand board
(OSB) and plywood, decreased primarily due to an approximate 5 percent decline in sales volume in both the third quarter and first nine months. Average selling prices remain slightly below prior year levels primarily because of lower OSB prices. Plywood prices were higher in 1995 than 1994, but production earlier in the year was significantly curtailed as the mills ran short of logs due to wet weather. Prices for L-P's lumber products were lower on average by approximately 5 percent for the third quarter of 1995 and 7 percent for the first nine months on decreased volume of approximately 18 percent in the third quarter and 21 percent for the first nine months of 1995 compared to 1994. Because of the lower prices and tight log supply, L-P shut down many of its sawmills temporarily. Manufacturing volume reductions were offset by increased wholesale activity.

    Decreases in other panel products sales were primarily attributable to lower volumes because of down time at several mills and lower third quarter prices. The third quarter increase in other building products sales was primarily due to sales from facilities which were not operating for the full third quarter of 1994. For the first nine months, these new facilities were offset by lower wood chip revenue associated with lower lumber production and lower log sales from the Company's Western fee timber due to lower logging levels.

    The decrease in building products profit was caused by the lower sales discussed above, as well as higher raw material costs. Log prices were higher in most areas of the country as were wood chips (used in certain of L-P's panel products) because of increased demand from pulp and paper mills.

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

Pulp Segment

                                    Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                ---------------------   ----------------------
                                  1995    1994  % Chg     1995    1994   % Chg
                                ------  ------  -----   ------  ------   -----
                                            (Dollar amounts in millions)
Pulp sales                      $ 90.5  $ 65.4   +38%   $281.7  $146.7    +92%
                                ======  ======          ======  ======

Profit                          $ 17.9  $  2.1  +752%   $ 59.9  $(13.9)   n.m.
                                ======  ======          ======  ======


    Pulp segment sales jumped dramatically in both the third quarter and first nine months of 1995 compared to 1994. Prices increased 71 percent for the third quarter and first nine months of 1995 when compared to 1994. Sales volumes increased approximately 12 percent during the first nine months. World-wide pulp markets rebounded strongly late in 1994 and continued through the three quarters of 1995, which has significantly increased selling prices. However, in the third quarter, sales volume declined nearly 20 percent despite higher production levels because significant inventory volumes were liquidated in the third quarter of 1994 while inventories were built up in the third quarter of 1995. Production volume was at 87 percent through the first nine months of 1995, compared to 67 percent in 1994. Pulp sales increases have also caused export sales to increase significantly as L-P sells the majority of its pulp to export customers.

    Pulp segment profits benefited from the increased sales, showing a profit in 1995 compared to a loss for the first nine months in 1994. Raw material costs have increased as prices for chips, the fiber raw material for pulp, have increased over the prior year.

    L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Pulp markets showed signs of weakening late in the third quarter and therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

Unallocated Expense

    Unallocated expense increased to $30.2 million in the third quarter of 1995 from $19.5 million in the second quarter of 1994, and for the first nine months of 1995 increased to $97.8 million from $51.5 million in the same period in 1994. The most significant factor in the increase is higher expenses associated with litigation against the company, including legal fees and increases in contingency reserves (except for the amount booked for siding in the third quarter discussed below). Refer to the "Legal Proceedings" section of the Form 10-Q for a discussion of this litigation. Higher general administrative expenses and franchise taxes have also contributed to the increase. Partially offsetting these increases, compensation charges related to restricted stock plans have decreased due to recent executive resignations and other factors.

Settlement Charge and other Unusual Items, Net

    This line item includes a charge for the settlements of class action proceedings regarding the company's siding product, one of which remains subject to final court approval (see "OSB Siding Update" below) of $345 million before tax. This charge is net of previously recorded reserves and includes estimates of attorneys' fees and other expenses associated with the settlements.

    This line item also includes a charge for write-downs of property to net realizable value in accordance with the criteria specified in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," net of a gain on the sale of a non-productive asset. Severance costs for executives and other employees who retired or were terminated in conjunction with recent management changes and the reorganization of certain corporate operations are also included in this line item.

Interest Income (Expense)

    L-P's debt level has continued to decrease, resulting in lower interest expense partially offset by higher interest rates on L-P's remaining variable rate debt. Interest rate increases have favorably impacted L-P's interest income, but that increase has been partially offset by lower cash and cash equivalents balances.

Legal and Environmental Matters

    Refer to the "Legal Proceedings" section of this From 10-Q for a discussion of certain litigation which could have a materially adverse effect on L-P. L-P maintains reserves for certain environmental and legal matters based upon management's estimates of probable loss. As with all estimates, there is significant uncertainty concerning the reliability and precision of such estimates and there can be no assurance that such estimates will not change in the future as circumstances change or additional facts become known. In some cases, management is able to estimate only the minimum amount of a range of possible loss and in other cases management is unable to reasonably estimate any amount or range of possible loss.

OSB Siding Update

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

    Since 1985, L-P has sold approximately 2.7 billion square feet of these Inner-Seal(R) OSB siding products throughout the United States. During this period, L-P has paid approximately $48 million since 1985 to settle claims relating to siding warranties. This includes claims paid of approximately $10 million in 1994, $4 million in the third quarter of 1995 and $11 million in the first nine months of 1995.

    As discussed under the "Legal Proceedings" section of this Form 10-Q, L-P has entered into settlement agreements, one of which remains subject to final court approval, regarding OSB siding class action litigation across the United States. As discussed above, L-P recorded a charge of $345 million in the third quarter for the estimated claims to be paid under these settlements as well as attorneys' fees and other costs associated with the settlements, net of previously recorded reserves. This charge was based on L-P's best estimates of the total amounts to be paid out under these agreements. As with all accounting estimates, due to the many factors involved in estimating these costs, significant uncertainty exists in the reliability and precision of such estimates. As additional facts become known and actual claims are made, the amounts ultimately paid out under these agreements may differ significantly from this original estimate, which may result in future charges which could be material to the results of operations of any given future reporting period, although management believes any additional charges would be unlikely to have a material impact on L-P's financial position.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations decreased approximately 27 percent in the first nine months of 1995 compared to 1994. This resulted primarily from the lower net income discussed above.

    Cash used in investing activities increased to $286 million in 1995 from $251 million in 1994, primarily due to increased capital expenditures. The largest portion of these capital expenditures are for new production facilities. Significant amounts have also been spent on environmental projects (such as pollution control equipment) and upgrades of existing production facilities. L-P is budgeting capital expenditures, including timber and logging road additions, for all of 1995 of $350 million to $400 million.

    Cash used in financing activities increased in 1995 by approximately
$77 million to $233 million from $156 million. The principal factors in this increase were $120 million in treasury stock purchases compared to $35 million in 1994, offset by lower debt repayments of about $35 million as L-P made the last payment on the Santa Fe debt in 1994. The stock purchases in 1995 relate to L-P's repurchase authorization for 5 million shares which was announced in July of 1994 and completed in April of 1995. L-P has previously announced a new authorization to purchase up to 10 million additional shares on the open market from time to time. The company has not announced any specific time frame over which it plans to complete these purchases. L-P plans to finance any treasury stock purchases with existing cash reserves and cash generated from operations.

    Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally payments for siding litigation settlements), total $414 million, of which $150 million is classified as the current portion. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described under "Legal Proceedings" elsewhere in this report, the registrant has been named as a defendant in other litigation for which reserves have not been established. L-P continues to be in a strong financial condition with nearly $125 million of cash and cash equivalents and a low ratio of long-term debt as a percent of total capitalization. Although cash and cash equivalents decreased $191 million in the first nine months of the year due to the reasons discussed above, existing cash and cash equivalents combined with an unused $100 million revolving line of credit and cash generated from operations are expected to be sufficient to meet projected cash needs including the payments to the siding litigation settlement referred to above. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.

Sales and Profit by Major Product Group
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)




                                        Quarter Ended        Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    ------------------
                                         1995      1994        1995      1994
                                       -------   -------    --------   -------
Sales:
  Structural panel products            $ 311.7   $ 327.8    $  837.8  $  904.1
  Lumber                                 177.7     225.5       504.9     689.0
  Other panel products                    52.7      62.5       164.2     179.9
  Other building products                144.2     137.2       384.3     371.4
                                       -------   -------    --------  --------
  Total building products                686.3     753.0     1,891.2   2,144.4
  Pulp                                    90.5      65.4       281.7     146.7
                                       -------   -------    --------  --------
    Total sales                        $ 776.8   $ 818.4    $2,172.9  $2,291.1
                                       =======   =======    ========  ========

Export sales                           $ 118.6   $ 105.3    $  375.0  $  264.3
                                       =======   =======    ========  ========


Profit:
  Building products                    $ 111.3   $ 172.5    $  265.0  $  493.8
  Pulp                                    17.9       2.1        59.9     (13.9)
  Settlement charge and
    other unusual items, net*           (366.6)      ---      (366.6)      ---
  Unallocated expense, net               (30.2)    (19.5)      (97.8)    (51.5)
  Interest income (expense), net            .3        .3         1.4      (1.0)
                                       -------   -------    --------  --------
Income (loss) before taxes and
 minority interest                     $(267.3)  $ 155.4    $ (138.1) $  427.4
                                       =======   =======    ========  ========



* The substantial majority of this amount relates to recent class action settlements concerning the company's siding product and therefore would be primarily allocated to building products.

Operating Volume
Louisiana-Pacific Corporation and Subsidiaries
(Volume amounts stated in millions, unless otherwise noted, and as a percent of normal capacity)



                           Quarter Ended           Nine Months Ended
                           September 30               September 30
                        -------------------     -----------------------
                          1995       1994          1995         1994
                        --------   --------     ----------   ----------

Inner-Seal/OSB,
  sq ft 3/8" basis      886   97%  874   99%    2,576   94%  2,606   99%

Softwood plywood,
  sq ft 3/8" basis      418  103   423  112     1,076   88   1,237  109

Lumber, board feet      370   61   504   87     1,063   59   1,565   90

Medium density
  fiberboard,
  sq ft 3/4" basis       48   86    61  111       156   92     178  108

Particleboard,
  sq ft 3/4" basis       81   90    95  108       255   94     281  107

Hardboard,
  sq ft 1/8" basis       54   97    56  106       160   97     166  105

Hardwood veneer,
  sq ft surface
  measure                49   78    68  107       182   97     204  107

Pulp, thousand
  short tons            124   83   115   75       390   87     309   67

Chips, thousand BDU's   492        508          1,421        1,678


Industry Product Price Trends
Louisiana-Pacific Corporation and Subsidiaries


                          OSB     Plywood       Lumber   Particleboard         Pulp
                  -----------    --------    ---------   -------------   ----------
                   N. Central    Southern
                  7/16" basis    Pine 1/2"     Framing                     Bleached
                        24/16       basis       lumber          Inland     softwood
                         span         CDX    composite      Industrial      sulfate
                       rating       3 ply       prices      3/4" basis   short ton*
                  -----------    --------    ---------   -------------   ----------
Annual Average
1990                     131         182          230             199          723
1991                     148         191          236             198          519
1992                     217         248          287             200          509
1993                     236         282          394             258          418
1994                     265         302          405             295          515

1994 Third Quarter Average
                         273         301          374             300          540

1995 Second Quarter Average
                         210         303          317             295          774

1995 Third Quarter Average
                         276         320          333             276          839

Weekly Average
October 6                298         335          329             277          839
October 13               295         315          324             277          839
October 20               288         300          314             277          839



*     Discounting sometimes occurs from the published price.

PART II
OTHER INFORMATION


Item 1.   Legal Proceedings.

    The following sets forth the current status of certain legal proceedings:


Certain Environmental Proceedings

    The registrant has received a Notice of Violation issued by the state of Michigan in October 1993, alleging air emissions violations at the registrant's Newberry, Michigan, OSB plant. The registrant is not aware of any activity concerning the Newberry matter since December 1993 and does not know if any further action is contemplated by the state.

    On September 9, 1992, the U.S. Department of Justice filed suit in the U.S. District Court in Anchorage, Alaska, against the registrant's wholly owned subsidiary Ketchikan Pulp Company ("KPC"), alleging that the pulp mill in Ketchikan, Alaska, operated by KPC violated the Clean Air Act and the terms of KPC's wastewater discharge permit. A separate federal grand jury investigation concerning wastewater discharges at KPC's pulp mill was also convened. In March 1995, KPC entered into agreements with the federal government to resolve the issues related to the lawsuit and grand jury investigation. Under the agreements, which have been approved by the court, KPC has entered guilty pleas to one felony and 13 misdemeanor violations of the Clean Water Act; KPC will pay civil and criminal penalties totaling approximately $6 million, of which $1.75 million will be suspended; and KPC has agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. KPC has agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditure. KPC cannot estimate what portion, if any, of the clean-up amount will be required to be spent.

    On September 13, 1994, the U.S. Environmental Protection Agency filed an administrative action, alleging that KPC and two other parties violated provisions of the Clean Air Act related to asbestos. The action seeks to recover a penalty of $122,800.

    The registrant has been informed that the U.S. Environmental Protection Agency has referred a matter involving KPC to the U.S. Department of Justice for possible civil enforcement. The matter involves allegations that KPC's Annette Island, Alaska, cant mill violated provisions of the Clean Air Act relating to the prevention of significant deterioration of air quality. The registrant has received no further information concerning the matter since February 1995 and does not know if any proceedings are contemplated.

    A federal grand jury has been investigating possible violations in connection with the disposal by a contractor of transformers containing polychlorinated biphenyls ("PCBs") previously located at the registrant's former sawmill at Pendleton, Oregon. The registrant believes that neither it nor any of its employees are targets of the investigation.

    Management of the registrant believes that the outcome of the above matters will not have a materially adverse effect on the consolidated business, financial condition, liquidity, or results of operations of the registrant.


Colorado Criminal Proceeding

    The registrant began an internal investigation at the registrant's Montrose (Olathe), Colorado, oriented strand board ("OSB") plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of the registrant concerning alleged environmental violations at the registrant's Montrose (Olathe), Colorado, OSB plant. In 1995, additional subpoenas were issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA-The Engineered Wood Association ("APA"), an industry product certification agency, by the registrant's Montrose plant and certain of its other OSB plants. The registrant then commenced an independent investigation, which was recently concluded, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June, 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against the registrant, a former manager of the Montrose mill, and a former superintendent at the mill. The indictment charges the registrant with 31 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act.
The indictment also charges the registrant with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of the registrant's allegedly improper sampling practices in connection with the APA quality assurance program.

    At the present time, the registrant cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such proceedings. However, the resolution of the above matters could have a materially adverse impact on the registrant.


OSB Siding Matters

    In October 1994, an action was filed against the registrant and other defendants in the Circuit Court for Lake County, Florida, on behalf of a purported class of all owners of property in that state whose properties were constructed using the registrant's OSB siding. The complaint alleged that the siding is deteriorating prematurely due to defects in the material and sought damages for alleged breaches of express or implied warranties and for alleged failure to disclose material defects. A settlement agreement has been approved by the court but the period for appeal has not yet expired. Under the settlement, the registrant will establish a claims procedure pursuant to which members of the settlement class may report problems with the registrant's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. The registrant has agreed with attorneys representing the class that if the national class settlement described below is approved by the court in that case, then the total percentage deductions from the payment to a member of the Florida class will be not greater than the percentage deductions computed for a similar claimant under the national settlement agreement. Class members will be entitled to make claims for up to five years after October 4, 1995.

    The registrant has been named as a defendant in at least ten other purported class actions filed in various jurisdictions (most of which were filed in 1995), as well as numerous non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used OSB siding manufactured by the registrant, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products. The various actions seek damages and other relief for claimed defects, deterioration, or failures of OSB siding products; in general, the actions seek to avoid provisions of the registrant's express warranty limiting a customer's warranty recovery to twice the cost of the product and allege that actual damages may be significantly higher. Some of the actions also seek injunctive relief and some seek to recover treble damages or punitive damages, among other remedies.

    Three of the above class actions have been combined in the United States District Court for the District of Oregon under the caption In re Louisiana-Pacific Inner-Seal (TM) Siding Products Liability Litigation. On October 18, 1995, that court gave preliminary approval to a settlement agreement between the registrant and attorneys representing a nationwide class composed of all persons who own, who have owned, or who subsequently acquire property on which the registrant's OSB siding is installed prior to January 1, 1996, excluding persons who timely opt out of the settlement and persons who are members of the settlement class in the Florida litigation. Subject to final court approval, the settlement will, if fully implemented, result in resolution of all claims of any description by class members against the registrant arising from or relating to any alleged defects of the registrant's OSB siding or relating to the design, manufacture, or marketing of OSB siding. Under the settlement agreement (a copy of which is filed as an exhibit hereto and which is incorporated herein by reference), an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator) of damaged siding, reduced by a specified adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of the registrant may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB siding at each claimant's property. There will be no adjustment to settlement payments for improper maintenance or installation.

    The registrant will be required to pay $275 million into the settlement fund in seven annual installments: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. Pending payment to claimants, amounts in the settlement fund will be invested and any earnings from such investments will also be available for payments to claimants. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) equals or exceeds $275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless the registrant timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or
(ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then the registrant may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of (i) 50 percent of the aggregate sum of all remaining unfunded approved claims or
(ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If the registrant fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies without regard to the release of claims provided in the settlement agreement. If the registrant makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released the registrant from all claims for damaged OSB siding, including without limitation, claims arising under their existing 25-year limited warranty. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to the registrant.

    The settlement agreement is subject to final approval by the court at a fairness hearing after notice to class members. Potential members of the settlement class may elect to opt out of the settlement class within specified times prior to the court's fairness hearing, subject to the registrant's right to withdraw from the settlement if there are excessive elections to opt out.

    The Attorneys General of the states of Florida, Oregon, and Washington have initiated proceedings seeking information concerning production, testing, marketing, and performance of the registrant's OSB siding and other attorneys general have also made inquiries concerning the same topics. The registrant is cooperating with the various attorneys general. Although the pending settlement of the OSB siding class actions described above would not directly affect the attorney general investigations, the registrant believes that the class action settlement addresses many of the same concerns as are the subject of the attorney general proceedings.

    For additional information concerning OSB siding matters, including information about financial statement reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- OSB Siding Update."


Other

    In July, 1995, an action entitled MacDonald v. Louisiana-Pacific Corporation was filed in Superior Court for the State of California for the County of San Diego, purporting to be a consumer action brought on behalf of the general public in California. The action alleges that the registrant violated the California Unfair Business Practices Act through allegedly fraudulent APA certification, quality sampling, advertising, and marketing of OSB products. The complaint seeks, among other relief, restitution to members of the public who purchased the registrant's OSB products, return of moneys obtained by the registrant from allegedly fraudulent sales, imposition of an asset freeze and constructive trust, and various forms of injunctive relief.
A similar action, entitled Carney v. Louisiana-Pacific Corporation, was filed in October 1995 in the Superior Court of the State of California for the City and County of San Francisco seeking restitution and injunctive relief.

    In September 1995, a complaint entitled Agius et ux v. Louisiana-Pacific Corporation was filed in the United States District Court for the Northern District of California naming the registrant as a defendant in a purported class action seeking damages and injunctive relief for violation of the Lanham Act, breach of warranty, and violation of California consumer protection statutes, based on alleged fraud and misrepresentation in connection with testing, APA certification, and marketing of OSB products.

    In October 1995, a complaint entitled Thompson v. Louisiana-Pacific Corporation et ux was filed in United States District Court for the District of New Hampshire on behalf of a purported class consisting of all residents of the United States who own structures in which the registrant's OSB panels have been installed for roofing, flooring, sheathing, and decking. The complaint alleges that the OSB panels are defective in that they prematurely deteriorate when exposed to normal weather conditions and alleges that the registrant engaged in various practices, including allegedly fraudulent APA testing practices, to mislead consumers concerning the quality of the product. The complaint seeks compensatory and punitive damages, treble damages, and equitable relief because of alleged violations of federal RICO statutes, violation of various state consumer protection statutes, fraud, negligence, misrepresentation, and breach of implied warranty.

    The registrant is unable to make any estimate of the possible outcome of the above actions or whether they may have a material impact upon the registrant.


Stockholder Actions

    The registrant, certain of its executive officers and former executive officers, and certain other executives have been named as defendants in numerous actions brought on behalf of various purported classes of purchasers of the registrant's common stock. The actions, which have been consolidated in the United States District Court for the District of Oregon, seek to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. The registrant is defending the actions vigorously, but is unable to make any estimate of the possible outcome of the securities class actions.

    Five individual directors (Messrs. du Pont, Kayser, and Yeager, Ms. Hill and Mrs. Neff) and three former directors of the registrant have been named as defendants in ten stockholder derivative actions, which also name the registrant as a nominal defendant. Eight of these actions were brought in the Court of Chancery of the State of Delaware in and for New Castle County and have been consolidated under the caption In re Louisiana-Pacific Corporation Derivative Litigation, Civil Action No. 14322 (the "Delaware action"). One action, captioned Silverman, et al. v. Merlo, et al., No. 9505-03630, was brought in the Circuit Court of the State of Oregon for the County of Multnomah (the "Oregon action"). The remaining action, captioned Rand v. Merlo, et al., No. 95-Z-1511, was brought in the United States District Court for the District of Colorado (the "Colorado action"). The actions seek to recover damages from the directors on behalf of the corporation because of alleged mismanagement and breaches of fiduciary duty generally related to the various legal proceedings described above and the matters that are the subject of such legal proceedings. The individual directors of the registrant and the registrant have moved to dismiss the Delaware action, the Oregon action, and the Colorado action.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

          (b) Reports on Form 8-K. A report on Form 8-K dated July 28, 1995, was filed to report under Item 5 the resignations of three directors and executive officers of the registrant and amendments to the registrant's Rights Agreement.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LOUISIANA-PACIFIC CORPORATION




                                  By  /s/ WILLIAM L. HEBERT
                                     William L. Hebert
                                     Vice President, Treasurer, and
                                       Controller
                                     (Principal Financial and
                                     Accounting Officer)



DATED:  November 6, 1995

                                 EXHIBIT INDEX


Exhibit Number              Description of Exhibit

      10 Settlement Agreement dated October 18, 1995, between the registrant and attorneys representing plaintiffs in siding class action litigation.

      11 Calculation of Net Income Per Share for the Nine Months Ended September 30, 1995.

      27                      Financial Data Schedule.