Form 10-K405
period 1995-12-31
LOUISIANA PACIFIC CORP
filed 1996-03-29
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


             [x] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

       For the fiscal year ended               Commission File Number
           December 31, 1995                           1-7107

                        LOUISIANA-PACIFIC CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                              93-0609074
       (State of Incorporation)                   (I.R.S. Employer
                                                 Identification No.)

         111 S.W. Fifth Avenue              Registrant's telephone number
        Portland, Oregon  97204                 (including area code)
         (Address of principal                      503-221-0800
          executive offices)


Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange on
          Title of each class                     which registered
                                              -------------------------
Common Stock, $1 par value                     New York Stock Exchange
Preferred Stock Purchase Rights                New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,506,065,138 as of March 14, 1996.


Indicate the number of shares outstanding of each of the registrant's classes of common stock: 108,584,031 shares of Common Stock, $1 par value, outstanding as of March 14, 1996.


                      Documents Incorporated by Reference


Definitive Proxy Statement for 1996 Annual Meeting:  Part III

                                    PART I


ITEM 1.   Business

General

    Louisiana-Pacific Corporation, a Delaware corporation, is a major forest products firm headquartered in Portland, Oregon. It manufactures lumber, pulp, structural and other panel products, hardwood veneers, windows and doors, and cellulose insulation. It operates 114 facilities throughout the United States, Mexico, Canada, and Ireland. It has approximately
13,000 employees. It distributes its products primarily through distributors and home centers, and to a minor extent through its own distribution centers.

    The business of Louisiana-Pacific Corporation and its wholly owned subsidiaries (except when the context otherwise requires, hereinafter referred to collectively as "the registrant" or "L-P") is generally divided into two industry segments: building products and pulp. For 1995, building products accounted for approximately 88 percent of the registrant's gross sales revenues, compared to approximately 12 percent for pulp.


Building Products

    Panel Products. The registrant manufactures plywood and a variety of reconstituted panel products, including oriented strand board ("OSB") and such other panel products as industrial particleboard, medium density fiberboard, and hardboard. In recent years, the registrant has emphasized development and expansion of its reconstituted panel product lines. While such products accounted for 15 percent of the registrant's sales in 1985, they comprised
34 percent of its sales in 1995.

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

    The registrant is the largest North American producer of OSB through 17 OSB plants with an aggregate annual capacity of approximately
3.7 billion square feet. The registrant plans to open three North American and one overseas OSB plants in 1996. Approximately 40 percent of the registrant's 1995 sales volume in this category came from higher margin specialty products such as tongue and groove subflooring, siding, and soffit. The registrant operates seven plywood plants in the South with a combined annual capacity of 1.5 billion square feet.

    The registrant's other reconstituted panel products--industrial particleboard, medium density fiberboard, and hardboard--produced at a total of seven plants, are used primarily in the manufacture of furniture and cabinets.

    Lumber. The registrant is among the largest producers of lumber in the United States. The registrant has 14 Western (whitewood and redwood) sawmills (plus one additional mill to open in 1996) with an annual production capacity of 1.1 billion board feet ("BBF"), while its 18 Southern sawmills have an annual production capacity of .6 BBF. Lumber represented 23 percent of the registrant's sales revenue in 1995, down from 42 percent in 1985. The registrant's sawmills produce a variety of standard U.S. dimension lumber as well as specialty grades and sizes, primarily for the North American home building market. A sawmill in Ketchikan, Alaska, produces lumber for export in the traditional sizes used in the Japanese building industry, but has the capability of switching to standard U.S. dimensions. The registrant also operates three fingerjoint plants which produce dimension lumber from low grade and short pieces of lumber.

    Other Building Products. The registrant's fiber gypsum wallboard, known as FiberBond(TM), is made from gypsum and waste paper and has improved capabilities over standard gypsum wallboard. Other FiberBond(TM) products include fire retardant sheathing and underlayment. The registrant's fiber gypsum plant has a production capacity of 80 million square feet annually.

    Seven plants in Ohio and one in California manufacture windows and doors.

    The registrant produces various hardwood veneers at a plant in Wisconsin with both rotary and sliced manufacturing processes. These veneers are sold to customers who overlay the veneers on other materials for use in paneling, furniture and cabinets. The registrant also operates a softwood veneer plant in Canada pursuant to a joint venture agreement.

    The registrant has three engineered I-joist plants located in California, Nevada, and North Carolina. OSB is cut into sections and used as the web for the I-joists.

    The registrant also produces laminated veneer lumber ("LVL") in North Carolina and Nevada. LVL is a high-grade structural product used where extra strength is required. It is also used as the flange material in I-joists.

    Two plants produce cellulose residential insulation from recycled newspaper under the name Nature Guard(TM). This insulation has a higher R-value than comparable thicknesses of conventional fiberglass insulation.


Pulp

    The registrant has three pulp mills located in Ketchikan, Alaska, Samoa, California, and Chetwynd, British Columbia, Canada, with a total annual capacity of approximately 580 thousand short tons. The Chetwynd mill utilizes a state-of-the-art mechanical pulping process and a zero effluent discharge system to produce 100 percent aspen pulp. The Samoa mill produces bleached and unbleached kraft pulp by a chlorine-free process, thereby eliminating dioxins. The Ketchikan mill produces dissolving pulp used in a variety of manufacturing processes.


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

    The registrant has introduced a number of new value-enhanced products to complement its traditional lumber and panel products, such as OSB panels, siding, soffit, and flooring. These innovative products are made from abundant smaller-diameter and affordably priced tree species, as well as treetops and mill shavings. Such trees have generally not been the target of environmentalist pressure, which has seriously restricted wood supplies for much of the industry, especially in the West. Similarly, the registrant's new fiber gypsum and cellulose insulation products utilize wood fiber from waste paper. The registrant believes development of these products gives it a competitive advantage through lower and more predictable supply costs, resulting in higher profit margins.

Environmental Compliance

    The registrant is subject to federal, state and local pollution control laws and regulations in all areas in which it has operating facilities. The registrant maintains an accounting reserve for environmental loss contingencies. From time to time, the registrant undertakes construction projects for environmental control facilities or incurs other environmental costs that extend an asset's useful life, improve efficiency, or improve the marketability of certain properties.

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

    Additional information concerning environmental compliance is set forth under Item 3, Legal Proceedings and Item 8, Notes to Financial Statements.


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

Louisiana-Pacific Corporation and Subsidiaries

PRODUCT INFORMATION SUMMARY
SEE ADDITIONAL INFORMATION REGARDING INDUSTRY SEGMENTS IN NOTES TO FINANCIAL STATEMENTS.
YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)

                                            1995           1994          1993          1992          1991
                                        ------------   ------------  ------------  ------------  ------------
SALES AND PROFIT BY MAJOR PRODUCT GROUP
---------------------------------------
Sales: Structural panel products       $1,127    39%  $1,208    40% $1,005     40% $  888   41% $  600     35%
Sales: Lumber                             644    23      867    28     816     33     653   30     526     31
Industrial panel products                 215     8      240     8     194      8     150    7     146      9
Other building products                   523    18      505    17     411     16     309   14     260     15
                                       ------  ----   ------   ---  ------   ----   -----  ---  ------    ---
Building products                       2,509    88    2,820    93   2,426     97   2,000   92   1,532     90
Pulp                                      334    12      220     7      85      3     185    8     170     10
                                       ------  ----   ------   ---  ------   ----   -----  ---  ------    ---
Total sales                            $2,843   100%  $3,040   100% $2,511    100% $2,185  100% $1,702    100%
                                       ======  ====   ======   ===  ======   ====  ======  ===  ======    ===
Export sales (included above)          $  457    16%  $  371    12% $  252     10% $  339   16% $  315     19%
                                       ======  ====   ======   ===  ======   ====  ======  ===  ======    ===
Profit: Building products              $  346         $  636        $  562         $  364       $  139
Pulp                                       44             (5)          (59)           (20)          (3)
Settlement charge and other
  unusual items, net(1)                  (367)           ---           ---            ---          ---
Unallocated expense, net                 (121)           (72)          (70)           (47)         (30)
Interest, net                               3              1            (5)           (14)         (19)
                                        ------        ------        ------          -----       ------
Income (loss) before taxes(2),
  minority interest and
  accounting changes                    $ (95)        $  560        $  428         $  283       $   87
                                        ======        ======        ======         ======       ======

SUMMARY OF PRODUCTION VOLUMES(3)
--------------------------------
Inner-Seal/OSB, square feet 3/8" basis  3,445    94%   3,404    97%  3,100    100%  2,850  101%  2,481     81%
Softwood plywood, square feet 3/8"basis 1,466    90    1,604   106   1,507    105   1,405   80   1,318     75
Lumber                                  1,359    56    1,986    86   1,796     87   1,850   71   1,838     69
Particleboard, square feet 3/4" basis     339    94      371   106     359    106     335   93     324     91
Medium density fiberboard,
  square feet 3/4" basis                  208    93      234   106     206     93     160   97     164     99
Hardboard, square feet 1/8" basis         212    97      216   103     191     91     201   93     201    100
Hardwood veneer, square feet
  surface measure                         232    93      281   110     260    108     252   89     229     80
Pulp, short tons (thousands)              486    81      441    72     224     37     459   72     365     80

                                            1995           1994          1993          1992          1991
                                        ------------   ------------  ------------  ------------  ------------
INDUSTRY PRODUCT PRICE TRENDS(4)
--------------------------------
OSB, MSF, 7/16" -- 24/16 span
  rating (North Central price)           $245            $265          $236          $217          $148
Southern pine plywood,
  MSF, 1/2" CDX (3 ply)                   303             302           282           248           191
Framing lumber, composite prices, MBF     337             405           394           287           236
Industrial particleboard, 3/4" basis, MSF 290             295           258           200           198
Bleached softwood sulfate pulp,
  short ton(5)                            761             515           418           509           519

LOGS BY SOURCE(6)
-----------------
Fee owned lands                            13%            11%            12%           14%           15%
Private cutting contracts                  12             14             15            15            15
Government contracts                        9              8             10            12            17
Purchased logs                             66             67             63            59            53
Total log volume -- million board feet  2,818          3,138          2,940         2,856         2,641




__________________________

(1)   In the third quarter of 1995, L-P recorded a charge of $366.6 million ($221.8 million after taxes or $2.07 per share)
      related to class action settlements concerning the company's siding product, severance charges and asset write-downs.
      This amount would be primarily allocated to building products.

(2)   Does not include cumulative effects of accounting changes in 1993, extraordinary gains in 1988 and 1986 or discontinued operations in 1986 through 1988.

(3)   Volume amounts stated in millions (except pulp) and as a percent of normal capacity.

(4)   Prices represent yearly averages stated in dollars per thousand board feet (MBF), thousand square feet (MSF) or short ton.

(5)   Discounting sometimes occurs from the published price.

(6)   Stated as a percent of total log volume.

See additional information regarding industry segments in Notes to Financial Statements.

ITEM 2.     Properties

      The following tables list the principal facilities of the registrant and its subsidiaries. Information on production capacities reflects normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Unless otherwise noted, capacities are in millions of units.


                     PLANT CAPACITIES AT DECEMBER 31, 1995
                     -------------------------------------


SAWMILLS                                               Metric 1)    Normal 2)
(Board feet, 2 shifts, 5 days; *1 shift, 5 days)       Capacities   Capacities

WESTERN LUMBER (15 plants)
Annette, AK                                               112            70
Belgrade, MT                                              148            90
Big Lagoon, CA                                             33            20*
Chilco, ID                                                148            90
Deer Lodge, MT (3 shifts)                                 114            70
Fort Bragg, CA                                            114            70
Ketchikan, AK                                              98            60
Moyie Springs, ID                                         163           100
Pilot Rock, OR (3 shifts)                                 112            70
Samoa, CA                                                 163           100
Sandpoint, ID (remanufacturing)                           ---           ---
Saratoga, WY                                              148            90
Sundre, AB, Canada                                        106            65
Tacoma, WA                                                 98            60
Ukiah, CA (1st Qtr. 96 start-up)                          195           120
SOUTHERN LUMBER (18 plants)
Bernice, LA                                                57            35*
Bon Wier, TX                                               33            20*
Carthage, TX                                               73            45*
Cleveland, TX                                              65            40*
Eatonton, GA                                               49            30*
Evergreen, AL                                              49            30*
Hattiesburg, MS                                            57            35*
Henderson, NC                                              65            40*
Jasper, TX                                                 82            50*
Kountze, TX                                                24            15*
Lockhart, AL                                               33            20*
Marianna, FL                                               41            25*
New Waverly, TX                                           147            90*
Philadelphia, MS                                           49            30*
Pittsboro, NC                                              16            10*
Statesboro, GA                                             41            25*
Trinity, TX                                                 8             5*
Westbay, FL                                                41            25*
                                                        -----         -----
Total Lumber Capacity (33 plants)                       2,682         1,645
                                                        =====         =====

                     PLANT CAPACITIES AT DECEMBER 31, 1995
                     -------------------------------------
PANEL PRODUCTS PLANTS                                   Metric 1)     Normal 2)
SOFTWOOD PLYWOOD PLANTS                                 Capacities    Capacities
(3/8-inch basis, square feet, 2 shifts, 5 days)

Bon Wier, TX                                                213           240
Cleveland, TX                                               231           260
Jasper, TX                                                  133           150
Logansport, LA                                              195           220
Lufkin, TX                                                  155           175
New Waverly, TX                                             222           250
Urania, LA                                                  213           240
                                                          -----         -----
Total Softwood Plywood Capacity (7 plants)                1,362         1,535
                                                          =====         =====

ORIENTED STRAND BOARD PLANTS
(3/8-inch basis, square feet, 3 shifts,
7 days;* 2 shifts, 7 days)

Chilco, ID                                                  133           150
Corrigan, TX                                                133           150
Dawson Creek, B.C. Canada                                   333           375
Dungannon, VA                                               111           125
Hanceville, AL                                              311           350
Hayward, WI (2 plants)                                      444           500
Houlton, ME                                                 231           260
Jackson County, GA                                          289           325
Jasper, TX (3rd Qtr. 96 start-up)                           333           375
Montrose, CO                                                129           145
Newberry, MI                                                111           125
New Waverly, TX                                              44            50*
Roxboro, NC (1st Qtr. 96 start-up)                          333           375
Sagola, MI                                                  311           350
Silsbee, TX                                                 302           340
Swan Valley, MB, Canada (1st Qtr. 96 start-up)              400           450
Tomahawk, WI                                                133           150
Two Harbors, MN                                             120           135
Urania, LA                                                  120           135*
Waterford, Ireland (1st Qtr. 96 start-up)                   355           400
                                                          -----         -----
Total OSB Capacity (21 plants)                            4,676         5,265
                                                          =====         =====

MEDIUM DENSITY FIBERBOARD PLANTS
(3/4-inch basis, square feet, 3 shifts, 7 days)
Eufaula, AL                                                 229           130
Oroville, CA                                                 88            50
Urania, LA                                                   79            45
                                                          -----         -----
Total Medium Density Fiberboard Capacity (3 plants)         396           225
                                                          =====         =====
PARTICLEBOARD PLANTS
(3/4-inch basis, square feet, 3 shifts, 7 days)
Arcata, CA                                                  221           125
Missoula, MT                                                274           155
Silsbee, TX                                                 142            80
                                                          -----         -----
Total Particleboard capacity (3 plants)                     637           360
                                                          =====         =====
HARDBOARD PLANT
(1/8-inch basis, square feet, 3 shifts, 7 days)
Oroville, CA                                                 65           220
                                                          =====         =====

                             PLANT CAPACITIES AT DECEMBER 31, 1995
                     -------------------------------------



OTHER BUILDING PRODUCTS

HARDWOOD VENEER PLANT                                               Normal 2)
(Surface measure, square feet, 2 shifts, 5 days)                    Capacities

Mellen, WI (2 plants)                                                     250
                                                                        =====

SOFTWOOD VENEER PLANT
(Surface measure, square feet, 2 shifts, 5 days)

Strachan, AB, Canada                                                       90
                                                                        =====

WINDOW AND DOOR PLANTS (8 plants)

Norton, OH (windows and doors)                                         100,000
Norton, OH (2 plants) (aluminum extrusions in lbs.)                  7,200,000
Orrville, OH (windows)                                                 125,000
Ottawa, OH (windows and doors)                                         250,000
Sacramento, CA (windows)                                                45,000
Winesburg, OH (windows and doors)                                      180,000
Youngstown, OH (aluminum extrusions in lbs.)                         5,000,000

I-JOIST PLANTS
(Linear feet; 1 shift, 5 days)

Fernley, NV                                                                20
Wilmington, NC                                                             20
Red Bluff, CA                                                              20
                                                                        -----
Total I-Joist Capacity (3 plants)                                          60
                                                                        =====

LAMINATED VENEER LUMBER PLANTS
(Thousand cubic feet; 2 shifts, 7 days)

Fernley, NV                                                             1,600
Wilmington, NC                                                          2,300
                                                                        -----
Total LVL Capacity (2 plants)                                           3,900
                                                                        =====

FIBER GYPSUM PLANT
(1/2 inch basis, million sq. feet; 1 shift, 5 days)

Point Tupper, NS, Canada                                                   80
                                                                        =====

ENGINEERED WOOD PRODUCTS -- FINGERJOINT
(Board feet; 2 shifts, 5 days; *1 shift, 5 days)

Deer Lodge, MT                                                             50
El Sauzal, Mexico                                                          25
                                                                        -----
Total Fingerjoint Capacity (2 plants)                                      75
                                                                        =====

PULP MILLS                                                Metric 1)    Normal
2)
(Thousand Short Tons, 3 shifts, 7 days)                   Capacities
Capacities

Ketchikan, AK                                               165           180
Samoa, CA                                                   210           230
Chetwynd, B.C. Canada                                       155           170
                                                          -----         -----
Total Pulp Capacity (3 plants)                              530           580
                                                          =====         =====

OTHER MANUFACTURING FACILITIES (16 PLANTS)

Brick plant:                                        El Sauzal, Mexico
Cellulose insulation plants:                        Bucyrus, Ohio
                                                    San Diego, California
Cement fiber shake:                                 Red Bluff, CA
Chip mills:                                         Cleveland and Moscow,
Texas
Insulated glass plant:                              Orrville, Ohio
Vinyl extrusion plant:                              Barberton, Ohio
Wood treating plants:                               Evergreen and Lockhart,
                                                    Alabama; Marianna,
                                                    Florida; Statesboro,
                                                    Georgia; New Waverly and
                                                    Silsbee, Texas; Ukiah,
                                                    California; Sundre, AB,
                                                    Canada

DISTRIBUTION CENTERS (8 LOCATIONS)

Calpella, California                                Dodge City, Kansas
Chino, California                                   Rocklin, California
Conroe, Texas                                       Salina, Kansas
Dallas, Texas                                       Tulsa, Oklahoma

Total Facilities:                                   114

Note: The capacities above are based on normal operating rates and normal production mixes. Market conditions, the availability of logs, and the nature of current orders can cause actual production rates to vary considerably from normal rates.

TIMBERLAND HOLDINGS

                                                  Hectares       Acres

California: Whitewoods, Fir, Pine, Redwood        193,800          478,700
Idaho: Fir, Pine                                   16,600           41,000
Louisiana: Pine, Hardwoods                         83,200          205,400
Minnesota: Hardwoods                               12,200           30,100
North Carolina: Pine, Hardwoods                       900            2,100
Oregon: Pine, Fir, Whitewoods                      54,400          134,400
Texas: Pine, Hardwoods                            282,700          698,200
Washington: Fir, Pine                                 200              400
Wisconsin: Hardwoods                                  900            2,100
Wyoming: Whitewoods                                 1,700            4,300
                                                  -------        ---------
  Total Fee                                       646,600        1,596,700
                                                  =======        =========


__________________________

1)    Metric capacities in thousand cubic meters

2)    Normal capacities in millions of units unless otherwise noted.


      In addition to its fee-owned timberlands, the registrant has timber cutting rights, under long-term contracts (five years and over) on approximately 119,700 acres and under contracts for shorter periods on approximately 239,200 acres, on government and privately owned timberlands in the vicinities of certain of its manufacturing facilities. Information regarding the sources of the registrant's log requirements is located under the table labeled "Logs by Source" in Item 1.


ITEM 3.     Legal Proceedings

Environmental Proceedings

      In March 1995, L-P's subsidiary Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. Under the agreements, KPC entered into a civil consent decree and pled guilty to one felony and thirteen misdemeanor violations of the Clean Water Act. The settlement required KPC to pay civil and criminal penalties of $6.0 million, of which $1.75 million was suspended in consideration of KPC's expenditures and ongoing efforts to improve its operations. The penalties were substantially reserved for at December 31, 1994. KPC also agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. KPC has also agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditures. At this time, the company cannot estimate what portion, if any, of the clean-up expenditures will be required.

      The United States Department of Justice has stated its intention to seek civil penalties from KPC based upon alleged violations of the Clean Air Act involving a waste wood incinerator at KPC's Annette Island, Alaska, cant mill.

      In March 1996, an information was filed in the United States District Court for the Eastern District of Washington charging L-P with two misdemeanor counts related to alleged record-keeping violations in connection with the disposal by an independent contractor of transformers from a mill owned by L-P.
      See Notes to Financial Statements in Item 8 regarding reserves for environmental loss contingencies.

      Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has in the past been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position or results of operations of L-P. See "Colorado Criminal Proceedings" for further discussion of an environmental action against the company.


Colorado Criminal Proceedings

      L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant. In 1995, additional subpoenas were issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA-The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. L-P has been charged with 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program.

      In December 1995, L-P received a notice of suspension from the United States Environmental Protection Agency ("EPA") stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from L-P's Northern Division. Under recently revised regulations of the United States Department of Agriculture, such action may also have the effect of prohibiting L-P's Northern Division from purchasing timber from the United States Forest Service. L-P is negotiating to have the EPA suspension lifted or modified based on positive environmental programs actively underway. While negotiations are continuing, the EPA has approved a preliminary agreement limiting the prohibition to L-P's Montrose, Colorado, facility for a period of six months in recognition of L-P's environmental compliance efforts.

      At the present time, L-P cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such current or future proceedings. However, the resolution of the above matters could have a materially adverse impact on L-P.

OSB Siding Matters

      L-P has been named as a defendant in at least 11 purported class actions filed in various jurisdictions (most of which were filed in 1995), as well as numerous non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used OSB siding manufactured by L-P, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products.

      A settlement of one of the OSB siding class actions has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed with attorneys representing the class that if the national class settlement described below is approved by the court in that case, then the age deduction from the payment to a member of the Florida class will be not greater than the age deduction computed for a similar claimant under the national settlement agreement. Class members will be entitled to make claims for up to five years after October 4, 1995.

      On October 18, 1995, the United States District Court for the District of Oregon gave preliminary approval to a settlement agreement between L-P and attorneys representing a nationwide class composed of all persons who own, who have owned, or who subsequently acquire property on which L-P's OSB siding is installed prior to January 1, 1996, excluding persons who timely opt out of the settlement and persons who are members of the settlement class in the Florida litigation. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB siding at each claimant's property. There will be no adjustment to settlement payments for improper maintenance or installation.

      L-P will be required to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) equals or exceeds $275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii)
$50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or
(ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of (i) 50 percent of the aggregate sum of all remaining unfunded approved claims or (ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement. If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, including without limitation, claims arising under their existing 25-year limited warranty. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P.

      The settlement agreement is subject to final approval by the court at a fairness hearing presently scheduled to be held in April 1996. Potential members of the settlement class may elect to opt out of the settlement class within specified times prior to the court's fairness hearing, subject to L-P's right to withdraw from the settlement if there are excessive elections to opt out.

      During 1995, the Attorneys General of the states of Florida, Oregon, and Washington initiated separate proceedings concerning production, testing, marketing, and performance of L-P's OSB siding and other attorneys general have also made inquiries concerning the same topics. In January 1996, L-P entered into settlement agreements with the Attorneys General of the states of Oregon and Washington. Under the settlement agreements, L-P did not admit any wrongdoing, but agreed to pay $1 million to the Wood Materials and Engineering Research Activities of Washington State University, $.5 million to the Oregon Consumer Protection and Education Revolving Account, plus a civil penalty and costs of $.4 million. The settlement agreements also obligate L-P to ensure that marketing claims may be appropriately substantiated. L-P is also engaged in settlement discussions with the Attorney General of the State of Florida.

      L-P maintains reserves for these siding settlements. See Notes to Financial Statements.


Other OSB Matters

      In July 1995, an action entitled MacDonald v. Louisiana-Pacific Corporation was filed in Superior Court for the State of California for the County of San Diego, purporting to be a consumer action brought on behalf of the general public in California. The action alleges that L-P violated the California Unfair Business Practices Act through allegedly fraudulent APA certification, quality sampling, advertising, and marketing of OSB products. The complaint seeks, among other relief, restitution to members of the public who purchased L-P's OSB products, return of moneys obtained by L-P from allegedly fraudulent sales, imposition of an asset freeze and constructive trust, and various forms of injunctive relief. A similar action, entitled Carney v. Louisiana-Pacific Corporation, was filed in October 1995 in the Superior Court of the State of California for the City and County of San Francisco seeking restitution and injunctive relief.

      In September 1995, a complaint entitled Agius v. Louisiana-Pacific Corporation was filed in the United States District Court for the Northern District of California naming L-P as a defendant in a purported class action seeking damages and injunctive relief for violation of the Lanham Act, breach of warranty, and violation of California consumer protection statutes, based on alleged fraud and misrepresentation in connection with testing, APA certification, and marketing of OSB products.

      In January 1996, an action entitled Stewart v. Louisiana-Pacific Corporation was instituted in the United States District Court for the District of Colorado. Plaintiff seeks to represent a purported class consisting generally of owners and purchasers of buildings in which L-P's OSB panels are used for flooring, sheathing, or underlayment. The complaint seeks damages in an unspecified amount and equitable relief by reason of alleged fraud, misrepresentation, negligence, breach of warranty, and deceptive trade practices related to alleged improprieties in testing, certification, and marketing of OSB structure panels and alleged premature deterioration of OSB panels.

      In February 1996, an action entitled Mellett v. Louisiana-Pacific Corporation was instituted in the United States District Court for the District for Oregon. Plaintiff seeks to represent a purported class consisting generally of purchasers and owners of structures in which L-P's OSB panels are used for sheathing. The complaint seeks damages in an unspecified amount, including punitive damages, by reason of alleged fraud, negligent misrepresentation, negligence, breach of warranty, and deceptive trade practices related to alleged improprieties in testing, certification, and marketing of OSB structural panels.

      At the present time, L-P cannot predict the potential financial impact of the above actions. However, the resolution of the above matters could have a materially adverse impact on L-P.

Stockholder Actions

      L-P, certain of its executive officers and former executive officers, and certain other executives have been named as defendants in numerous actions brought on behalf of various purported classes of purchasers of L-P's common stock. The actions, which have been consolidated in the United States District Court for the District of Oregon, seek to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. L-P is defending the actions vigorously, but is unable to make any estimate of the possible outcome of the securities class actions.

      Five individual directors (Messrs. du Pont, Kayser, and Yeager, Ms. Hill and Mrs. Neff) and three former directors of the registrant have been named as defendants in ten stockholder derivative actions, which also name the registrant as a nominal defendant. Eight of these actions were brought in the Court of Chancery of the State of Delaware in and for New Castle County and have been consolidated under the caption In re Louisiana-Pacific Corporation Derivative Litigation, Civil Action No. 14322 (the "Delaware action"). One action, captioned Silverman, et al. v. Merlo, et al., No. 9505-03630, was brought in the Circuit Court of the State of Oregon for the County of Multnomah (the "Oregon action"). The remaining action, captioned Rand v. Merlo, et al., No. 95-Z-1511, was brought in the United States District Court for the District of Colorado (the "Colorado action"). The actions seek to recover damages from the directors on behalf of the corporation because of alleged mismanagement and breaches of fiduciary duty generally related to the various legal proceedings described above and the matters that are the subject of such legal proceedings. The individual directors, former directors, the registrant, and attorneys representing plaintiffs have entered into a memorandum of understanding concerning a proposed settlement of the derivative actions without payment by the directors or former directors or any admission of liability. The settlement recognizes the recent management changes effected by the registrant and certain other actions taken and to be taken by the registrant with respect to quality control. The proposed settlement is subject to confirmatory discovery by attorneys for plaintiffs and approval by the courts.


Executive Employment Matter

      In January 1996, an action entitled International Paper Company v. Mark
A. Suwyn and Louisiana-Pacific Corporation was instituted in the United States District Court for the Southern District of New York claiming that Mr. Suwyn's employment as chief executive officer of L-P violated the terms of a previous employment agreement with the plaintiff. The complaint seeks an injunction prohibiting Mr. Suwyn from continuing his employment with L-P for 18 months and other relief. L-P believes there are meritorious defenses related to this case and does not believe that there is any material liability related to this case.

Other

      L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position or results of operations of L-P.


ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the registrant's security holders during the fourth quarter of 1995.

Executive Officers of the Registrant

      The following table sets forth the name of each executive officer of the registrant (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), the age of the officer, and all positions and offices held with the registrant as of March 20, 1996:

                                         Positions and Offices
        Name              Age           Held With the Registrant
---------------------     ---      -----------------------------------

Mark A. Suwyn             53       Chairman and Chief Executive Officer

Stephen J. Grant          56       Senior Vice President - Compliance

William L. Hebert         45       Vice President, Treasurer and Controller
                                   and Chief Financial Officer

Anton C. Kirchhof         50       General Counsel and Corporate Secretary

Thomas E. Dick            46       General Manager - Weather-Seal Division

James F. Ellisor          47       General Manager - North West Division

Alan J. Lawrence          49       General Manager - North Central Division

Ralph D. Lewis            54       President and General Manager - Ketchikan
                                   Pulp Company

Keith Matheney            47       General Manager - Western Division

Gene Meyers               54       General Manager - Southern Division

Peter R. Wainer           50       General Manager - North East Division


      Mr. Suwyn is also a director of the registrant.

      All executive officers serve at the pleasure of the board of directors. The terms of office for which they are elected run until the next annual meeting of the board of directors, unless earlier removed.

      Except as set forth below, all the executive officers have served in their present capacities or other senior management positions with the registrant and its subsidiaries for more than five years. Mark A. Suwyn became Chairman and Chief Executive Officer of L-P, and was elected to fill a vacancy on its Board of Directors effective January 2, 1996. Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Previously, he was Senior Vice President of E.I. du Pont de Nemours & Co. Mr. Grant became Senior Vice President-Compliance in August 1995. Prior to that time, he was Senior Vice President of Morrison-Knudsen Corporation for more than four years with responsibility for legal affairs and subsequently for certain international operations.


                                    PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      The common stock is listed on the New York Stock Exchange, the Dow-Jones newspaper quotations symbol is "LaPac," and the ticker symbol is "LPX." Information regarding market prices for the registrant's common stock is included in the following table labeled "High and Low Stock Prices." Holders of the registrant's common stock may automatically reinvest dividends toward purchase of additional shares of the company's common stock. At March 14, 1996, L-P had approximately 24,500 stockholders of record.


DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE          1995           1994       +/- %
------------------------------------------------------------------------------------
ANNUAL DATA
-----------
Net sales                                        $2,843.2       $3,039.5      -6.5%
Net income (loss)                                   (51.7)         346.9       n.m.
Net income (loss) per share                           (.48)          3.15
Net cash provided by operating activities           334.6          595.9     -43.8%
Capital expenditures -- plants, logging
  roads and timber                                  412.6          352.0     +17.2%
Working capital                                     170.0          377.1
  Ratio of current assets to current liabilities      1.38 to 1      2.09 to 1
Total assets                                      2,805.4        2,743.7
Long-term debt, excluding current portion           201.3          209.8      -4.1%
  Long-term debt as a percent of
    total capitalization                             10.8%          10.2%
Stockholders' equity                              1,656.0        1,849.4     -10.5%
  Per ending share of common stock                   15.28          16.51
Number of employees                              13,000         14,000
Number of stockholders of record                 24,900         25,600

                              1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER  YEAR
--------------------------------------------------------------------------------------
1995 QUARTERLY DATA
-------------------
Net sales                       $686.8       $709.3      $776.8       $670.3  $2,843.2
Gross profit(1)                   86.5         41.6        99.0         41.8     268.9
Income (loss) before taxes
  and minority interest           87.3         41.9      (267.3)(2)     43.3     (94.8)
Net income (loss)                 54.3         26.3      (159.1)(2)     26.8     (51.7)
Net income (loss) per share         .50          .25       (1.48)         .25      (.48)
Cash dividends per share            .125         .14         .14          .14       .545


1994 QUARTERLY DATA
-------------------
Net sales                       $698.0       $774.7      $818.4       $748.4  $3,039.5
Gross profit(1)                  140.5        132.8       155.1        130.2     558.6
Income before taxes
  and minority interest          139.8        132.2       155.4        132.2     559.6
Net income                        85.2         81.9        95.1         84.7     346.9
Net income per share                .77          .75         .86          .77      3.15
Cash dividends per share            .11          .125        .125         .125      .485

HIGH AND LOW STOCK PRICES
-------------------------
1995 High                        $30.50       $29.00      $29.00       $27.13    $30.50
     Low                          24.75        20.88       21.88        22.00     20.88
1994 High                         48.00        36.13       35.88        33.63     48.00
     Low                          35.38        30.00       29.25        25.75     25.75


__________________________

(1) Gross profit is income before settlement charge and other unusual items (in 1995), taxes, minority interest and interest.

(2) In the third quarter of 1995, L-P recorded a charge of $366.6 million ($221.8 million after income taxes, or $2.07 per share) related to class action settlements concerning the company's siding product, severance charges and asset write-downs.


FORWARD LOOKING STATEMENTS

      Statements under the headings "Management's Discussion and Analysis," and "Notes to Financial Statements," to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or plans for product development. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those set forth under the above captions, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


ITEM 6. Selected Financial Data


YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

SUMMARY INCOME STATEMENT DATA             1995(4)          1994          1993          1992          1991
Net sales                                $  2,843.2      $3,039.5      $2,511.3      $2,184.7      $1,702.1
Gross profit(1)                               268.9         558.6         423.6         297.5         106.3
Interest, net                                   2.9          (1.0)          5.0          14.4          18.9
Provision (benefit) for income taxes          (45.8)        209.8         173.2         106.2          31.5
Income (loss)(3)                              (51.7)        346.9         254.4         176.9          55.9
Income (loss) per share(3)                      (.48)         3.15          2.32          1.63           .52
Cash dividends per share                         .545          .485          .43           .39           .36
Average shares of common stock
  outstanding (thousands)                 107,040       110,140       109,670       108,500       107,980

SUMMARY BALANCE SHEETS
----------------------
Current assets                               $618.5        $721.9        $614.1        $539.1        $461.4
Timber and timberlands, at cost
  less cost of timber harvested               689.6         693.5         673.5         531.2         532.7
Property, plant and equipment, net          1,452.3       1,273.2       1,145.9       1,070.3       1,066.1
Other assets                                   45.0          55.1          32.8          65.4          46.9
                                           --------      --------      --------      --------      --------
Total assets                               $2,805.4      $2,743.7      $2,466.3      $2,206.0      $2,107.1
                                           ========      ========      ========      ========      ========

Current liabilities                        $  448.5      $  344.8      $  317.2      $  295.5      $  259.5
Long-term debt, excluding current portion     201.3         209.8         288.6         386.3         492.7
Deferred income taxes and other               499.6         339.7         289.1         163.2         151.3
Stockholders' equity                        1,656.0       1,849.4       1,571.4       1,361.0       1,203.6
                                           --------      --------      --------      --------      --------
Total liabilities and
  stockholders' equity                     $2,805.4      $2,743.7      $2,466.3      $2,206.0      $2,107.1
                                           ========      ========      ========      ========      ========

KEY FINANCIAL TRENDS                      1995(4)          1994          1993          1992          1991

Working capital                            $  170.0      $  377.1      $  296.9      $  243.6      $  201.9
                                           ========      ========      ========      ========      ========


Plant and logging road additions           $  362.9      $  286.0      $  208.4      $  161.4      $  152.3
Timber additions, net                          49.7          66.0          81.5          40.1          49.6
                                           --------      --------      --------      --------      --------
Total capital additions                    $  412.6      $  352.0      $  289.9      $  201.5      $  201.9
                                           ========      ========      ========      ========      ========


Long-term debt as a percent
  of total capitalization                     11%           10%           16%           22%           29%
Income as a percent of average equity(3)      -3%           20%           17%           14%            5%


__________________________

(1)   Gross profit is income before settlement charge and unusual items (in 1995), income taxes, minority interest, and interest.

(2)   All per share amounts and number of shares have been retroactively adjusted for a two-for-one stock split in 1993 and a three-for-two stock split in 1992.

(3)   Does not include cumulative effects of accounting changes in 1993.

(4)   In the third quarter of 1995, L-P recorded a charge of $366.6 million ($221.8 million after taxes or
      $2.07 per share) related to class action settlements concerning the company's siding product, severance charges and asset write-downs.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

      L-P's net loss in 1995 resulted from a third quarter pre-tax charge of $366.6 million ($221.8 million after tax, or $2.07 per share) for settlements of class action proceedings related to L-P's siding product (the nationwide settlement remains subject to final court approval), severance charges and asset write-downs. The charge was tax effected because all components are deductible either currently or in future years. Continued oversupply of lumber and high raw material costs caused a sharp decline in the profitability of the building products segment in 1995 compared to the record results in 1994. Higher pulp segment earnings in 1995 partially offset the decline in building products earnings. The record results achieved in 1994 surpassed the previous record set in 1993. Both 1994 and 1993 benefited from low interest rates and a strong U.S. economy, offset to varying degrees by weak pulp markets.

      Sales in 1995 were $2.84 billion, a 7 percent decline from 1994 record sales of $3.04 billion. Sales in 1994 increased 21 percent over 1993 sales of $2.51 billion. L-P incurred a net loss in 1995 of $51.7 million ($.48 per share) compared to net income of $346.9 million ($3.15 per share) in 1994 and $254.4 million ($2.32 per share) in 1993 before accounting changes. Earnings in 1995 were $170.1 million ($1.59 per share) without the unusual charge discussed above.

      L-P operates in two major business segments: building products and pulp. Building products is the most significant segment, accounting for more than 88 percent of net sales in each of the prior three years. The results of operations are discussed below for each of these segments separately. Additional information about the factors affecting L-P's segments is presented in the "Selected Financial Data" in Item 6 and the "Product Information Summary" in Item 1.


Building Products

                                                                INCREASE
                                 YEAR ENDED DEC. 31,           (DECREASE)
                              ---------------------------------------------
                              1995      1994      1993      95-94     94-93
---------------------------------------------------------------------------
                                      (DOLLAR AMOUNTS IN MILLIONS)

Sales:
Structural panel products     $1,127    $1,208    $1,005     -7%      +20%
Lumber                           644       867       816    -26%       +6%
Industrial panel products        215       240       194    -10%      +24%
Other building products          523       505       411     +4%      +23%
                              ------    ------    ------
Total building products       $2,509    $2,820    $2,426    -11%      +16%
                              ======    ======    ======

Profit                        $  346    $  636    $  562    -46%      +13%
                              ======    ======    ======


      Structural panel sales suffered in 1995 from relatively high interest rates and poor weather in key areas of the country early in the year which contributed to weak markets, especially in oriented strand board (OSB). OSB pricing was also negatively impacted by new industry capacity. OSB siding sales suffered from adverse publicity during the year related to class action litigation (see "settlement charge and other unusual items, net" for further discussion). Average structural panel sales prices in 1995 were approximately 4 percent lower than in 1994 due to OSB market price declines which were offset by slightly higher plywood prices. Overall structural panel volume in 1995 declined by approximately 3 percent from 1994, due primarily to curtailed plywood production early in 1995 as the mills ran short of logs due to wet weather. Structural panel sales in 1994 were higher than 1993 due to increases of approximately 10 percent in volume and average selling prices. Price increases in 1994 resulted from strong demand and shrinking supplies as numerous plywood mills shut down in the Northwest region of the country due to log shortages and high costs. Volume increases in 1994 were due to strong demand and new L-P plants.

      Lumber sales were also negatively impacted in 1995 by higher interest rates and poor weather. Lumber markets were also flooded with low priced Canadian lumber, which resulted in depressed price levels throughout 1995. These factors caused L-P sawmills to operate at lower capacity levels
(56 percent of capacity in 1995 compared to 86 percent in 1994) due to closures, some of which were temporary, while others were permanent. Sales volumes were off nearly 20 percent in 1995 reflecting the lower demand and a significant increase in lumber exports from Canada to the U.S., which also eroded prices. Average sales prices declined approximately 8 percent with sharply higher redwood prices and lower whitewood prices. Lumber sales increased in 1994 over 1993 due to an increase of 2 percent in average selling prices and 4 percent in volume. Lumber prices in 1994 benefited from multiple industry mill closures in the Northwest while our volumes increased due to shifts added at certain mills and reduced downtime.

      The decrease in industrial panel sales in 1995 compared to 1994 resulted from lower volumes of nearly 10 percent and a decline in average selling prices of approximately 4 percent. Demand for these products was lackluster in 1995 which caused L-P to temporarily shut down some plants. The increase in sales in 1994 over 1993 was primarily price related on moderately higher volumes.

      Other building products sales increased in 1995 primarily due to higher log sales from L-P's California fee lands. As L-P had curtailed sawmill production, the log volumes harvested were sold on the open market. Sales from facilities which operated for a full year in 1995 and only a partial year in 1994 also contributed to the increase. Offsetting the increases were decreases in sales of engineered products, windows and doors and wood chips.

      Building products profit decreased in 1995 due to the lower prices discussed above combined with increased raw material costs and lower production volumes. Log prices were higher in most areas of the country as were wood chip prices (used in certain of L-P's panel products) because of increased demand from pulp and paper mills.

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


Pulp
                                                                INCREASE
                                 YEAR ENDED DEC. 31,           (DECREASE)
                              ---------------------------------------------
                              1995      1994      1993      95-94     94-93
---------------------------------------------------------------------------
                                      (DOLLAR AMOUNTS IN MILLIONS)

Pulp sales                    $334      $220      $ 85      +52%      +159%
                              ====      ====      ====
Profit                        $ 44      $ (5)     $(59)     n.m.      n.m.
                              ====      ====      ====

      Pulp sales increased in 1995 over 1994 and 1993 due to a 59 percent increase in average selling prices in 1995 and a 21 percent increase in 1994. World-wide pulp markets rebounded strongly during the second half of 1994 which continued through the first nine months of 1995. Sales volume decreased in 1995 by approximately 4 percent due to intermittent production problems at the pulp mills and sharply lower demand in the fourth quarter of the year. Sales volume increased in 1994 by 112 percent as increased demand allowed the Company to take less downtime.

      The pulp segment returned to profitability due to the increase in sales in 1995 after incurring losses in 1994 and 1993. Raw material costs have increased as prices for chips, the fiber raw material for pulp, increased over 1994.

      L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Pulp markets showed signs of weakening further in early 1996 as world inventories grew sharply. L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

      L-P pulp products are sold primarily to export customers and are a major factor in L-P's export sales. The increases in pulp sales discussed above are the primary reason for L-P's increased export sales in 1994 and 1995 both in amount and as a percent of total sales. Information regarding L-P's geographic segments and export sales are provided in the notes to financial statements under the caption "segment information."


Unallocated Expense, Net

      Unallocated expense increased to $121 million in 1995 compared to $72 million in 1994 and $70 million in 1993. The most significant factor in the increase is higher expenses associated with litigation against the company, including legal fees and increases in contingency reserves (it does not, however, include the amount recorded in the third quarter for the settlement of siding class action litigation discussed below). Refer to the footnotes to the financial statements under the heading "Contingencies" for a discussion of the settlements. Higher franchise taxes have also contributed to the increase. Partially offsetting these increases, were lower compensation expenses in 1995 because restricted stock plan awards, tied to the performance of the company, were not issued.


Settlement Charge and Other Unusual
Items, Net

      The charge of $367 million, which was recorded in the third quarter of 1995, includes estimated settlement costs of class action proceedings regarding the company's siding product (the nationwide settlement remains subject to final court approval) and other legal matters of $345 million before tax, including attorney's fees and other expenses associated with the settlements. Refer to the footnotes to the financial statements under the heading "Contingencies" for a detailed discussion of these settlements. The charge also included write-downs of certain properties to their net realizable value in accordance with the criteria specified in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A gain on the sale of a non-productive asset was also included in this line item, as were severance costs for executives and other employees who retired in conjunction with the management changes during the year and the reorganization of certain corporate functions.


Interest, Net

      L-P's debt level has continued to decrease, resulting in lower interest expense partially offset by higher interest rates on L-P's remaining variable rate debt. Interest rate increases favorably impacted L-P's interest income, but that increase was partially offset by lower cash and cash equivalents balances associated with large capital expenditures and treasury stock purchases. Interest expense capitalized, which also lowers interest expense, has increased with the large capital expenditures.


Legal and Environmental Matters

      For a discussion of legal and environmental matters involving L-P and the potential effect on L-P, refer to the footnotes to the financial statements under the heading "Contingencies."


Financial Position and Liquidity

      Cash provided by operations decreased to $335 million in 1995 from $596 million in 1994 and $439 million in 1993. These fluctuations primarily correlate to the company's net income or loss after adjustments for non-cash charges and changes in various working capital components. The largest working capital change related to inventories. Log inventories increased $80 million due to higher costs and higher volumes (1994 volumes were low due to primarily weather-related factors). Pulp inventories increased due to the weak markets discussed previously and other building products inventories increased primarily due to the addition of a new distribution center.

      Cash used in investing activities increased to $387 million in 1995 from $350 million in 1994 and $254 million in 1993. Total capital expenditures have increased in each of the last two years as L-P has invested heavily in new plants for added production capacity. L-P has also spent significant amounts on environmental projects (such as pollution control equipment), upgrades of existing production facilities, timber to supply its operations and logging roads.

      Cash used for financing activities decreased to $188 million in 1995 from $191 million in 1994, which was an increase from the 1993 amount of $151 million. Cash dividends are a major use of cash each year, as are debt repayments. L-P purchased $120 million of treasury stock in 1995, compared to $54 million in 1994 and $14 million in 1993. The company increased short-term borrowings by a net $48 million in 1995 and its joint venture in Ireland borrowed $30 million on a long-term basis toward financing the construction of a new OSB plant. Borrowings were not significant in 1994 or 1993.

      In February 1996, L-P signed a new revolving credit facility agreement with a group of banks, which increased the borrowing limit from the current $100 million to $300 million. At December 31, 1995, L-P had borrowed
$50 million against the existing $100 million agreement. The new agreement significantly increases L-P's immediate borrowing capabilities to meet the cash needs discussed below. L-P's short-term credit ratings are A-1 with Standard & Poors and D-1 Plus with Duff & Phelps.

      In 1995, L-P completed a program authorized by the board of directors to repurchase 5 million L-P common shares. Upon completion of this program, the board authorized the repurchase of an additional 10 million common shares at management's discretion. L-P did not purchase any shares under this new authorization. Future purchases under this new program will be prioritized, taking into consideration other uses of the company's cash.

      L-P is budgeting capital expenditures, including timber and logging road additions, for 1996 of $250 million to $300 million. These expenditures are primarily to complete new plants currently under construction, continue environmental improvements to existing plants, upgrade production facilities and provide timber to operations.

      Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally payments for siding litigation settlements), total $401 million, of which $150 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described in the notes to the financial statements under the heading "Contingencies," L-P has been named as a defendant in other litigation for which reserves have not been established.
L-P continues to be in a strong financial condition with $75 million in cash and cash equivalents and a low ratio of long-term debt as a percent of total capitalization. Although cash and cash equivalents decreased $241 million during 1995 due to the reasons discussed above, existing cash and cash equivalents combined with borrowings available under the $300 million revolving credit facility and cash to be generated from operations are expected to be sufficient to meet projected cash needs including the payments related to the siding litigation settlement referred to above. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.


Business Uncertainties

      The two major segments in which L-P operates, building products and market pulp, are subject to both seasonal factors as well as domestic and global economic cycles. Also, the availability and cost of raw materials, the availability and cost of competing products and additions or deletions of production capacity can have a significant effect on L-P's performance.

      In 1995, approximately 40 percent of L-P's sales and a significant portion of building products operating profit were derived from structural panel products. Approximately 65 percent of L-P's structural panel sales resulted from sales of OSB products. L-P is the largest single producer of OSB, accounting for approximately 30 percent of total North American OSB production. L-P is also a major producer of plywood, which is interchangeable with OSB for many building applications. L-P and its competitors are scheduled to open numerous new OSB plants over the next two years, which will significantly increase industry capacity by an estimated 30 percent to 40 percent. However, with significant capacity expansion over the next two years, L-P believes that there will be an oversupply in the structural panel markets which could have a significant detrimental impact on the sales prices of all structural panels, including those sold by L-P. This will likely result in reduced sales and profits for L-P's structural panels in the future. The severity of the impact will be partially dependent upon future interest rate trends and housing start activity, which also impact L-P's other building product markets. L-P believes that the excess of supply will be at least partially remedied through the permanent closures by L-P and its competitors of numerous higher cost plywood plants as well as the development of new export markets and value-added specialty products for OSB, plywood and veneer.

ITEM 8.     Financial Statements and Supplementary Data

      The consolidated financial statements and accompanying notes to financial statements together with the report of independent public accountants are located on the following pages. Quarterly data for the registrant's latest two fiscal years is located in the table labeled "Quarterly Data" in Item 5.


CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)                   1995           1994

ASSETS
Current Assets:
Cash and cash equivalents                                  $75.4        $315.9
Accounts receivable, less reserves of $1.5 and $1.4        128.7         157.4
Inventories                                                317.7         213.8
Prepaid expenses                                            14.3           7.3
Deferred income taxes                                       82.4          27.5
                                                         -------       -------
Total current assets                                       618.5         721.9

Timber and Timberlands, at cost less
  cost of timber harvested                                 689.6         693.5
Property, Plant and Equipment, at cost:
Land, land improvements and logging roads,
  net of road amortization                                 164.5         162.9
Buildings                                                  227.8         221.3
Machinery and equipment                                  1,872.9       1,777.3
Construction in progress                                   327.3         196.7
                                                         -------       -------
                                                         2,592.5       2,358.2
Less reserves for depreciation                          (1,140.2)
(1,085.0)
                                                         -------       -------
Net property, plant and equipment                        1,452.3       1,273.2
Other Assets                                                45.0          55.1
                                                         -------       -------
Total Assets                                            $2,805.4      $2,743.7
                                                         =======       =======

CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)           1995           1994

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Current portion of long-term debt                   $   38.6       $   81.9
Short-term notes payable                                98.3           50.5
Accounts payable and accrued liabilities               161.6          166.8
Current portion of contingency reserves                150.0           26.7
Income taxes payable                                     ---           18.9
                                                     -------        -------
Total current liabilities                              448.5          344.8
Long-term Debt, excluding current portion              201.3          209.8
Deferred Income Taxes                                  207.5          297.3
Contingency Reserves, excluding current portion        250.5            ---
Other Long-term Liabilities and Minority Interest       41.6           42.4
Stockholders' Equity:
Common stock, $1 par value,
  200,000,000 shares authorized,
  116,937,022 shares issued                            117.0          117.0
Preferred stock, $1 par value, 15,000,000 shares
  authorized, no shares issued                           ---            ---
Additional paid-in capital                             472.4          478.4
Retained earnings                                    1,400.8        1,510.7
Treasury stock, 8,588,427 shares
  and 4,944,804 shares, at cost                       (192.7)         (86.3)
Loans to Employee Stock Ownership Trusts               (85.5)        (114.0)
Other equity adjustments                               (56.0)         (56.4)
                                                    --------       --------
Total stockholders' equity                           1,656.0        1,849.4
                                                    --------       --------
Total Liabilities and Stockholders' Equity          $2,805.4       $2,743.7
                                                    ========       ========



See notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

                                             1995         1994         1993


EARNINGS
--------
Net Sales                                $2,843.2     $3,039.5     $2,511.3
                                         --------      --------    --------
Costs and Expenses:
Cost of sales                             2,250.3      2,158.4      1,779.9
Depreciation and amortization               152.0        143.8        133.0
Cost of timber harvested                     50.6         53.5         50.2
Selling and administrative                  121.4        125.2        115.6
Settlement charge and other
  unusual items, net                        366.6          ---          ---
Interest expense, net of capitalized
  interest of $10.9, $5.5 and $3.5            5.3          9.0         12.8
Interest income                              (8.2)       (10.0)        (7.8)
                                          --------    --------      -------
Total costs and expenses                  2,938.0      2,479.9      2,083.7
                                          --------    --------      --------
Income (loss) before taxes, minority
  interest and cumulative effects
  of accounting changes                     (94.8)       559.6        427.6
Provision (benefit) for income taxes        (45.8)       209.8        173.2
Minority interest in net income (loss)
  of consolidated subsidiaries                2.7          2.9          ---
                                         --------     --------     --------
Income (loss) before cumulative effects
  of accounting changes                     (51.7)       346.9        254.4
Cumulative effects of accounting changes,
  net of income taxes of $1.9                 ---          ---        (10.4)
                                         --------     --------     --------
Net Income (Loss)                          $(51.7)      $346.9       $244.0
                                         ========     ========     ========
EARNINGS PER SHARE
------------------
Income (loss) before cumulative effects
  of accounting changes                     $(.48)       $3.15        $2.32
Cumulative effects of accounting changes      ---          ---         (.09)
                                         --------     --------     --------
Net Income (Loss)                           $(.48)       $3.15        $2.23
                                         ========     ========     ========
Cash Dividends Per Share of Common Stock    $.545        $.485         $.43
                                         ========     ========     ========
Average Shares of Common Stock (thousands)107,040      110,140      109,670
                                         ========     ========     ========



See notes to financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)

                                                   1995         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $(51.7)      $346.9       $244.0
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Cumulative effects of accounting changes            ---          ---         10.4
Depreciation, amortization and
  cost of timber harvested                        202.6        197.3        183.2
Accrued settlement charge, net of cash payments   331.4          ---          ---
Other adjustments                                  48.5         23.6         29.1
Decrease (increase) in receivables                 28.7        (41.6)         3.6
Decrease (increase) in inventories               (103.9)        25.1        (39.7)
Decrease (increase) in prepaid expenses            (7.0)         (.2)        (1.1)
Increase (decrease) in accounts payable
  and accrued liabilities                          38.2         39.4          1.5
Increase (decrease) in income taxes payable        (7.5)          .4          9.1
Increase (decrease) in deferred income taxes     (144.7)         5.0         (1.6)
                                                 ------       ------       ------
Net cash provided by operating activities         334.6        595.9        438.5

CASH FLOWS FROM INVESTING ACTIVITIES

Plant, equipment and logging road additions      (362.9)      (286.0)      (208.4)
Timber and timberland additions, net              (49.7)       (66.0)       (81.5)
Net book value of plant and equipment sold         23.5          4.2          4.1
Other investing activities, net                     1.8         (2.5)        32.1
                                                 ------       ------       ------
Net cash used in investing activities            (387.3)      (350.3)      (253.7)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in short-term notes payable           47.8          5.8           .6
Long-term borrowings                               30.0          ---          ---
Repayment of long-term debt                       (82.0)      (106.6)      (105.3)
Cash dividends                                    (58.2)       (53.4)       (47.3)
Purchase of treasury stock                       (120.2)       (54.3)       (13.8)
Loans to ESOTs                                      ---        (56.0)         ---
Treasury stock sold to ESOTs                        ---         56.0          ---
Cash received from minority investors               1.7          6.5          ---
Other financing activities, net                    (6.9)        10.7         14.5
                                                 ------       ------       ------
Net cash used for financing activities           (187.8)      (191.3)      (151.3)
                                                 ------       ------       ------
Net increase (decrease) in cash
  and cash equivalents                           (240.5)        54.3         33.5
Cash and cash equivalents at beginning of year    315.9        261.6        228.1
                                                 ------       ------       ------
Cash and cash equivalents at end of year         $ 75.4       $315.9       $261.6
                                                 ======       ======       ======

See notes to financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                               OTHER        TOTAL
                                                                                 ADD'L               LOANS     EQUITY       STOCK-
DOLLAR AMOUNTS IN MILLIONS             COMMON STOCK         TREASURY STOCK       PAID-IN  RETAINED   TO        ADJUST-      HOLDERS'
EXCEPT PER SHARE                    SHARES      AMOUNT    SHARES      AMOUNT     CAPITAL  EARNINGS   ESOTs     MENTS        EQUITY
BALANCE
As of December 31, 199258,457,749 $58.53,848,800$(88.5) $422.5$1,079.3 $(87.0)$(23.8) $1,361.0
Net income                    ---   ---      ---   ---     ---   244.0    ---    ---     244.0
Cash dividends, $.43 per share---   ---      ---   ---     ---   (47.3)   ---    ---     (47.3)
Issuance of shares for employee
  stock plans and for
  other purposes           10,762   --- (916,937) 16.7     9.0     ---    ---    ---      25.7
Purchase of treasury stock    ---   ---  200,000 (13.8)    ---     ---    ---    ---     (13.8)
Employee stock ownership
  trust contribution          ---   ---      ---   ---     ---     ---   14.5    ---      14.5
Currency translation adjustment
  and marketable securities
  adjustment                  ---   ---      ---   ---     ---     ---    ---  (12.4)    (12.4)
Shares issued under 2-for-1
  stock split          58,468,511  58.53,624,075   ---     ---   (58.8)   ---    ---      (0.3)
                                   -----------   ------   ---------  ------      ------     ------   ------    ------        ------
BALANCE
As of December 31, 1993116,937,022117.06,755,938 (85.6)  431.5 1,217.2  (72.5) (36.2)  1,571.4
Net income                    ---   ---      ---   ---     ---   346.9    ---    ---     346.9
Cash dividends, $.485 per share---  ---      ---   ---     ---   (53.4)   ---    ---     (53.4)
Issuance of shares for
  employee stock plans and for
  other purposes              ---   ---(1,697,713)26.5    18.0     ---    ---    ---      44.5
Additional loans to ESOTs and
  sale of treasury stock to ESOTs------(1,843,621)27.1    28.9     ---  (56.0)   ---       ---
Purchase of treasury stock    ---   ---1,730,200 (54.3)    ---     ---    ---    ---     (54.3)
Employee stock ownership trust
  contribution                ---   ---      ---   ---     ---     ---   14.5    ---      14.5
Currency translation adjustment---  ---      ---   ---     ---     ---    ---  (20.2)    (20.2)
                                   -----------   ------   ---------  ------      ------     ------   ------    ------        ------
BALANCE
As of December 31, 1994116,937,022117.04,944,804$(86.3) $478.4$1,510.7$(114.0)$(56.4) $1,849.4
Net income (loss)             ---   ---      ---   ---     ---   (51.7)   ---    ---     (51.7)
Cash dividends, $.545 per share---  ---      ---   ---     ---   (58.2)   ---    ---     (58.2)
Issuance of shares for employee
  stock plans and for
  other purposes              ---   --- (689,774) 13.8    (6.0)    ---    ---    ---       7.8
Purchase of treasury stock    ---   ---4,333,397(120.2)    ---     ---    ---    ---    (120.2)
Employee stock ownership
  trust contribution          ---   ---      ---   ---     ---     ---   28.5    ---      28.5
Currency translation adjustment
  and pension
  liability adjustment, net   ---   ---      ---   ---     ---     ---    ---     .4        .4
                                   -----------   ------   ---------   ------      ------     ------   ------    ------        ------
BALANCE
As of December 31, 1995116,937,022$117.08,588,427$(192.7)$472.4$1,400.8$(85.5)$(56.0) $1,656.0
                                   ===========   ======   =========  ======      ======   ========   ======    ======        ======
See notes to financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Nature of Operations

      Louisiana-Pacific Corporation is a U.S. based company principally engaged in the manufacture of wood-based building products, and to a lesser extent, wood-based pulp. Through its foreign subsidiaries, the Company also maintains manufacturing facilities in Canada, Ireland and Mexico. The principal customers for its building products are distributors, wholesalers and retailers in North America with minor sales to Asia and Europe. The principal customers for its pulp products are brokers in Asia and Europe, with minor sales in North America. Refer to Management's Discussion and Analysis on page 19 under the heading "Business Uncertainties" for a discussion of risks related to L-P's concentration in the panel products market segment.


Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in footnotes entitled "Income Tax Policies," "Retirement Plans" and "Contingencies."


Principles of Presentation

      The consolidated financial statements include the accounts of Louisiana-Pacific Corporation and all of its subsidiaries (L-P), after elimination of intercompany balances and transactions.


Earnings Per Share

      Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. The effect of common stock equivalents is not material. American Institute of Certified Public Accountants Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) requires that shares held by L-P's Employee Stock Ownership Trusts (ESOTs) which were acquired by the ESOTs on or after January 1, 1994 and are not allocated to participants' accounts, are not considered outstanding for purposes of computing earnings per share. Unallocated shares held by the ESOTs which were acquired by the ESOTs prior to January 1, 1994, and all allocated ESOT shares continue to be considered outstanding for purposes of computing earnings per share.


Cash and Cash Equivalents

      L-P considers all highly liquid securities with a maturity of three months or less to be cash equivalents. Cash paid during 1995, 1994 and 1993 for interest (net of capitalized interest) was $4.6 million, $9.0 million and $13.2 million. Cash paid during 1995, 1994 and 1993 for income taxes (net of refunds received) was $109.0 million, $204.4 million and $161.1 million. At December 31, 1995, Louisiana-Pacific Canada Ltd., a wholly-owned subsidiary of L-P, had restricted cash balances of USD $20.7 million related to loan agreements which require such balances based on changes in the Canadian dollar relative to the U.S. dollar. These balances are interest-bearing to Louisiana-Pacific Canada Ltd. at short-term interest rates. L-P invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. In addition, L-P holds its cash investments until maturity and is therefore not subject to significant market risk.


Inventory Valuation

      Inventories are valued at the lower of cost or market. Inventory costs include material, labor and operating overhead. The LIFO method is used for most log and lumber inventories with remaining inventories valued at FIFO or average cost. Inventory quantities are determined on the basis of physical inventories, adjusted where necessary for intervening transactions from the date of the physical inventory to the end of the year. The major types of inventories are as follows:


DECEMBER 31 (IN MILLIONS)    1995      1994

Logs                       $176.9     $96.9
Lumber                       58.3      93.1
Panel products               30.7      24.7
Other building products      70.5      42.6
Pulp                         35.7      15.8
Other raw materials          27.7      23.3
Supplies                     22.0      21.2
LIFO reserve               (104.1)   (103.8)
                           ------    ------
Total                      $317.7    $213.8
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


Property, Plant, and Equipment

      L-P uses the units of production method of depreciation for most machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line rates for the principal classes of property range from approximately 5 percent to 20 percent. Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested. L-P capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 1995, 1994 and 1993 was $10.9 million, $5.5 million and $3.5 million. L-P defers start-up costs on major construction projects during the start-up phase and amortizes the deferral over seven years. Start-up costs deferred during 1995 and 1994 were $3.1 million and $.8 million. No start-up costs were deferred during 1993. The Financial Accounting Standards Board has issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes criteria for measuring impairment losses of long-lived assets and determining when such losses should be recognized. L-P complied with the standards set forth in SFAS 121 and a charge was included in the line item "Settlement Charge and Other Unusual Items, Net" in the income statement related to write-downs on planned disposals by mid-1996 of certain facilities, principally sawmills. The historical results of these operations were not significant.


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

      Income (loss) before taxes, minority interest and cumulative effects of accounting changes for the years ended December 31, was taxed under the following jurisdictions:

YEAR ENDED DECEMBER 31 (IN MILLIONS) 1995     1994      1993

Domestic                          $(123.0)   $524.1    $416.2
Foreign                              28.2      35.5      11.4
                                  -------    ------    ------
                                  $ (94.8)   $559.6    $427.6
                                  =======    ======    ======

      Provision (benefit) for income taxes includes the following:

YEAR ENDED DECEMBER 31 (IN MILLIONS) 1995     1994      1993

Current tax provision:
U.S. federal                        $74.4   $171.8    $149.5
State and local                      14.7     24.9      22.6
Foreign                               6.1      8.1       2.7
                                  -------    ------    ------
Total current tax provision         $95.2   $204.8    $174.8
                                  =======    ======    ======
Deferred tax provision (benefit):
U.S. federal                      $(129.2)    $3.3      $(.2)
State and local                     (16.4)      .4        .1
Foreign                               4.6      1.3      (1.5)
                                  -------    ------    ------
Total deferred tax
  provision (benefit)             $(141.0)    $5.0     $(1.6)
                                  =======    ======    ======

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

      The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31, 1995 and 1994 were as follows:

YEAR ENDED DECEMBER 31 (IN MILLIONS)         1995           1994

Property, plant and equipment              $174.9         $155.8
Timber and timberlands                      147.3          146.7
Inventories                                  (4.3)          (1.9)
Accrued liabilities                          (2.3)           1.1
Contingency reserves                       (155.0)         (10.3)
Benefit of foreign capital
  loss and NOL carryover                     (9.3)          (8.4)
Benefit of foreign ITC carryover            (77.0)         (64.3)
Other                                        (4.4)          (1.5)
Valuation allowance                          55.2           52.6
                                           ------         ------
Net deferred tax liability                  125.1          269.8
Less net current deferred tax assets        (82.4)         (27.5)
                                           ------         ------
Net noncurrent deferred tax liabilities    $207.5         $297.3
                                           ======         ======


      L-P's subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$105 million. These credits can be carried forward to offset future tax of LPC. However, these credits expire C$10 million in 1996, C$5 million in 1997, C$20 million in 1999, C$6 million in 2000, C$46 million in 2001, C$4 million in 2003, C$13 million in 2004 and C$1 million in 2005. LPC has a net operating loss carryover of C$5 million which will expire in 1999. In addition, LPC has capital loss carryovers of C$29 million available to offset capital gains in future years. These capital loss carryovers will not expire. The following table summarizes the differences between the statutory federal and effective tax rate:

YEAR ENDED DECEMBER 31                        1995      1994      1993

Federal tax rate                              (35)%     35%       35%
Tax-exempt investment income                   (2)       --        (1)
State and local income taxes                   (4)        4         4
Fines                                          --        --         1
Exempt foreign sales corporation income        (3)       --        --
Other, net                                     (4)       (1)        1
                                             ----      ----      ----
                                              (48)%     38%       40%
                                             ====      ====      ====


Derivative Financial Instruments

      L-P has only limited involvement with derivative financial instruments, in the form of infrequent transactions in lumber futures, and at December 31, 1995 had no material derivative financial instruments outstanding.


Foreign Currency Translation

      Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown in stockholders' equity.


Goodwill

      At December 31, 1995 and 1994, L-P had approximately $17.8 million and $19.9 million of goodwill, net of accumulated amortization, recorded in the balance sheet under the caption "other assets." This goodwill resulted from the purchase of a subsidiary in 1994 (which L-P acquired in exchange for the issuance of treasury shares) and is being amortized on a straight-line basis over ten years. The amortization period and recoverability of this goodwill are periodically reviewed by the company.


Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Other Notes to Financial Statements

Accounts Payable and Accrued Liabilities

DECEMBER 31 (IN MILLIONS)              1995       1994

Accounts payable                       $98.6    $105.5
Salaries and wages payable              19.8      20.4
Taxes other than income taxes           12.4      13.3
Workers' compensation                   12.0      11.4
Other accrued liabilities               18.8      16.2
                                      ------    ------
                                      $161.6    $166.8
                                      ======    ======


Long-Term Debt

                                                 INTEREST RATE    DECEMBER 31,
(IN MILLIONS)                                      AT 12/31/95    1995    1994
Project Bank Financings --
Chetwynd, B.C. pulpmill, balance due in 1996,
  expected to be refinanced, interest rate variable      6.3%    $80.0    $98.0

Nova Scotia fiber gypsum plant, payable in 1997
  and 1998, interest rate variable                        2.7     34.7     34.7
Sunpine Forest Products, payable through 2002,
  Sundre, Alberta, interest rate variable                 6.7      5.9      6.6
Waterford, Ireland, OSB plant, payable 1996-2001,
  interest rate variable                                  6.8     30.0       --
Project Revenue Bond Financings --
Ketchikan, AK                                              --       --     10.7
Newberry, MI, payable in 2009,
  interest rate variable                                  5.7      7.6      7.6
Two Harbors, MN, payable in 2004,
  interest rate variable                                  5.7      8.0      8.0
Wilmington, NC, payable in 1999,
  interest rate variable                                  6.1     10.0     10.0
Hanceville, AL payable 1996-2000,
  interest rate fixed                                     7.2       .6       .7
Employee Stock Ownership Trust (ESOT) Loans --
Hourly ESOT, payable annually through 1999,
  interest rate fixed                                     8.3     34.0     42.5
Salaried ESOT, payable annually through 1999,
  interest rate variable                                  4.8     24.0     30.0
Santa Fe Industries, Inc.                                  --       --     36.2
Other installment notes and contracts, payable in
  varying amounts, through 2000, interest rates vary  0.0-9.0      5.1      6.7
                                                                ------   ------
                                                                 239.9    291.7
Less current portion                                             (38.6)   (81.9)
                                                                ------   ------
                                                                $201.3   $209.8
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

      The weighted average interest rate for all debt at December 31, 1995 and 1994 was 5.9 percent and 5.7 percent. Required repayment of principal for long-term debt is as follows:

      YEAR ENDED DECEMBER 31 (IN MILLIONS)
      1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 38.6
      1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26.4
      1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  51.8
      1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32.3
      2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69.5
      2001 and after . . . . . . . . . . . . . . . . . . . . . . . . . .  21.3
                                                                        ------
                                                                        $239.9
                                                                        ======


Retirement Plans

      L-P maintains tax-qualified Employee Stock Ownership Trusts (ESOTs), for salaried and certain hourly employees under which 10 percent of the eligible employees' annual earnings are contributed to the plans. Prior to 1995, hourly employees received contributions of 5 percent, supplemented by participation in defined benefit pension plans. The defined benefit plans covering the majority of hourly employees were frozen at the end of 1994. Approximately 11,500 L-P employees participate in the ESOTs.

      Compensation expense for ESOT shares allocated to employees each year is generally based on the ESOTs' cost of the shares. However, as required by SOP 93-6, compensation expense for the 1,843,621 shares sold to the ESOTs in 1994 (of which 460,905 shares per year are allocable to participants' accounts in 1995 through 1998) is based on the market value of the shares at the time of allocation. L-P's ESOTs held a total of 13,936,298 shares at December 31, 1995 of which 8,442,369 were allocated to participants' accounts.


      ESOT contributions were as follows:

YEAR ENDED DECEMBER 31 (IN MILLIONS)               1995      1994      1993

Compensation expense                              $28.9     $18.1     $18.0
Interest incurred on ESOT debt                      4.3       4.8       5.6
Dividends paid on unallocated ESOT shares          (2.8)     (3.1)     (3.5)
Market value adjustment                            (2.3)       --        --
                                                  -----     -----     -----
  Total contribution                              $28.1     $19.8     $20.1
                                                  =====     =====     =====


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

      L-P also has a number of defined benefit pension plans covering its hourly employees, most of which were frozen in 1994 as discussed above. Contributions to these plans are based on actuarial calculations of amounts to cover current pension and amortization of prior service costs over periods ranging from 10 to 20 years. Contributions to multiemployer defined benefit plans are specified in applicable collective bargaining agreements.

      The status of L-P administered defined benefit pension plans is as follows:

                                                       1995
                                             -------------------------
                                             Plans with    Plans with
                                             Assets in     Accumulated
                                             Excess of     Benefits
                                             Accumulated   in Excess
     DECEMBER 31 (IN MILLIONS)               Benefits      of Assets     1994
                                             -----------   -----------   ----

     Accumulated benefit obligation
        Vested portion                             $19.1     $88.9     $ 91.7
     Non-vested portion                               .3       4.3        3.4
                                                   -----     -----      -----
        Total                                       19.4      93.2       95.1
     Effect of future compensation                    --        .1         --
                                                   -----     -----      -----
     Projected benefit obligation                   19.4      93.3       95.1
     Plan assets                                    33.6      88.8      114.3
                                                   -----     -----      -----
        Net funded status                           14.2      (4.5)      19.2
     Unrecognized asset at transition               (4.3)     (9.6)     (16.3)
     Unrecognized prior service                       --        --         --
     Unrecognized net loss                           1.8      19.3       10.1
     Adjustment to recognize minimum liability        --      (9.6)        --
                                                   -----     -----      -----
        Net prepaid (accrued) pension expense      $11.7     $(4.4)    $ 13.0
                                                   =====     =====      =====





      The actuarial assumptions used to determine pension expense and the funded status of the plans for 1995 and 1994 were: a discount rate on benefit obligations of 7.5 percent in 1995 and 8.5 percent in 1994, and an
8.75 percent expected long-term rate of return on plan assets in 1995 and 1994.

      The assets of the plans at December 31, 1995 and 1994 consist mostly of government obligations, and minor amounts in equity securities and cash and cash equivalents.

      Pension expense included the following components:


YEAR ENDED DECEMBER 31 (IN MILLIONS)               1995       1994     1993

Benefits earned by employees                     $   .4      $ 4.8    $ 3.9
Interest cost on projected benefit obligation       7.9        8.2      7.4
Return on plan assets                             (10.2)     (10.1)    (9.4)
Net amortization and deferral                      (2.4)      (1.3)    (2.4)
                                                  -----      -----    -----
  Net periodic pension expense (income)            (4.3)       1.6      (.5)
Contributions to multiemployer and
  defined contribution pension plans                2.0        1.8      1.5
Gain from curtailment of pension plan                --       (5.2)      --
                                                  -----      -----    -----
        Net pension expense (income)             $ (2.3)    $ (1.8)   $ 1.0
                                                  =====      =====    =====

      During the first quarter of 1993, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The standard requires employers to record the cost of non-pension retirement benefits during the working years of the employee. Adoption of this standard resulted in a one-time charge of $3.2 million or three cents per share, net of $1.9 million in income taxes, to first quarter 1993 earnings. Net expense in 1995, 1994 and 1993 was $.6 million, $.8 million and $.8 million. L-P does not generally provide post-employment benefits (as defined in FASB Statement No. 112), and therefore adoption of this statement did not have a material effect on the financial statements.


Stock Options and Plans

      L-P grants options to key employees to purchase L-P common stock. Options are granted at 85 to 100 percent of market price. The options become exercisable 20 percent or 33 percent per year beginning one year after the grant date and expire 5 or 10 years after the date of grant. Compensation expense (income) recognized for stock options was $1.0 million in 1995, $(.3) million in 1994 and $3.0 million in 1993. Shares available for grant at December 31, 1995 were 766,200.


      Changes in options outstanding and exercisable were as follows:

                                                      NUMBER OF SHARES
                                             --------------------------------
                                             1995         1994         1993
-----------------------------------------------------------------------------
Options outstanding at January 1         2,611,123     2,800,662    1,345,671
Adjustment for stock splits                     --            --    1,539,881
Options granted                            114,000       193,350      254,200
Options exercised                       (1,046,412)     (209,809)    (289,760)
Options canceled                          (308,301)     (173,080)     (49,330)
                                         ---------     ---------    ---------
Options outstanding at December 31       1,370,410     2,611,123    2,800,662
                                         =========     =========    =========
Options exercisable at December 31         668,900     1,137,453      727,082
                                         =========     =========    =========

                                                PRICE RANGE PER SHARE
                                           ------------------------------
                                           1995       1994        1993
-------------------------------------------------------------------------
Options granted                               $22        $28         $30
                                           ======     ======      ======
Options exercised                          $7-$20     $7-$30      $9-$19
                                           ======     ======      ======
Options outstanding                        $9-$30     $7-$30      $7-$30
                                           ======     ======      ======


      L-P also grants awards under the Louisiana-Pacific Corporation Key Employee Restricted Stock Plan. Shares are issued, at no cost to the employee, only after certain annual performance criteria are met. The shares may be issued either in the year concurrent with or subsequent to the performance criteria being met, depending on several factors. However, the expense is recorded in the year to which the performance criteria relates regardless of the year in which the shares are actually issued. L-P did not meet the performance criteria in 1995 and therefore recognized no compensation expense for restricted stock awards. L-P met the performance criteria in 1994 and 1993 and recognized compensation expense for restricted stock awards of $10.6 million in 1994 and $20.3 million in 1993. Shares available for grant at December 31, 1995 were 2,744,917.

      Changes in the Restricted Stock Awards outstanding were as follows:

                                                       NUMBER OF SHARES
                                               -------------------------------
                                               1995        1994        1993
------------------------------------------------------------------------------
Restricted awards outstanding at January 1     664,500     960,000     724,500
Adjustments for stock splits                        --     --          500,250
Restricted awards granted                      145,000     256,000     360,000
Restricted awards exercised                    (42,875)   (412,500)
(564,750)
Restricted awards canceled                    (515,417)   (139,000)
(60,000)
                                               -------     -------     -------
Restricted awards outstanding at December 31   251,208     664,500     960,000
                                               =======     =======     =======


      L-P offers employee stock purchase plans to all employees. Under each plan, employees may subscribe to purchase shares of L-P stock over 24 months at 85 percent of the market price. At December 31, 1995, 1,034,535 shares and 225,923 shares were subscribed at $20.35 and $30.02 per share under the 1995 and 1994 Employee Stock Purchase Plans. During 1995, L-P issued 99,819 shares to employees at an average price of $25.59 under all Employee Stock Purchase Plans, including the completion of the purchase period for the 1992 Plan.

      The Financial Accounting Standards Board has issued SFAS 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans. In 1996, L-P must either account for awards granted under employee stock plans after January 1, 1995 under the provisions of SFAS 123 or provide detailed disclosures in lieu of adoption. L-P plans to only adopt the disclosure provisions of SFAS 123.

CONTINGENCIES

Environmental Proceedings

      In March 1995, L-P's Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. Under the agreements, KPC entered into a civil consent decree and pled guilty to one felony and thirteen misdemeanor violations of the Clean Water Act. The settlement required KPC to pay civil and criminal penalties of $6.0 million, of which $1.75 million was suspended in consideration of KPC's expenditures and ongoing efforts to improve its operations. The penalties were substantially reserved for at December 31, 1994. KPC also agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. KPC has also agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditures. At this time, the company cannot estimate what portion, if any, of the clean-up expenditures will be required.

      Certain of L-P's plant sites have or are suspected of having substances in the ground or in the groundwater that are considered pollutants. Appropriate corrective action or plans for corrective action are underway. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels and is vigorously pursuing insurance coverage under all applicable policies.

      L-P maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $13.6 million and $13.2 million at December 31, 1995 and 1994. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary from case to case. L-P continually monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. As additional information about the environmental contingencies becomes known, L-P's estimate of its liability for environmental loss contingencies may change significantly, although no estimate of the range of potential liability can be made at this time. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out. A portion of L-P's environmental reserve is related to liabilities for clean-up of properties which are currently owned or have been owned in the past by L-P. Certain of these sites are subject to cost sharing arrangements with other parties who were also involved with the site. L-P does not believe that any of these cost sharing arrangements will result in an additional material liability to L-P due to non-performance by the other party. L-P has not reduced its liability for any anticipated insurance recoveries.

      Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has in the past been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position or results of operations of L-P. See "Colorado Criminal Proceeding" for further discussion of an environmental action against the company.


Colorado Criminal Proceeding

      L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant. In 1995, additional subpoenas were issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA-The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill.

      L-P has been charged with 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program.

      In December 1995, L-P received a notice of suspension from the United States Environmental Protection Agency ("EPA") stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from L-P's Northern Division. Under recently revised regulations of the United States Department of Agriculture, such action may also have the effect of barring L-P's Northern Division from purchasing timber from the United States Forest Service. L-P is negotiating to have the EPA suspension lifted or modified based on positive environmental programs actively underway.

      At the present time, L-P cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such current or future proceedings. However, the resolution of the above matters could have a materially adverse impact on L-P.


OSB Siding Matters

      Since 1985, L-P has sold approximately 2.8 billion square feet of oriented strand board (OSB) exterior siding products. L-P has paid approximately $53 million since 1985 to settle claims relating to siding warranties and class action settlements described below, including approximately $16 million in 1995, approximately $10 million in 1994 and approximately $5 million in 1993.

      L-P has been named as a defendant in at least 11 purported class actions filed in various jurisdictions (most of which were filed in 1995), as well as numerous non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used OSB siding manufactured by L-P, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products.

      A settlement of one of the OSB siding class actions has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed with attorneys representing the class that if the national class settlement described below is approved by the court in that case, then the age deduction from the payment to a member of the Florida class will be not greater than the age deduction computed for a similar claimant under the national settlement agreement. Class members will be entitled to make claims for up to five years after October 4, 1995.

      On October 18, 1995, a federal court gave preliminary approval to a settlement agreement between L-P and attorneys representing a nationwide class composed of all persons who own, who have owned, or who subsequently acquire property on which L-P's OSB siding is installed prior to January 1, 1996, excluding persons who timely opt out of the settlement and persons who are members of the settlement class in the Florida litigation. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB siding at each claimant's property. There will be no adjustment to settlement payments for improper maintenance or installation.

      L-P will be required to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) equals or exceeds $275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of (i) 50 percent of the aggregate sum of all remaining unfunded approved claims or (ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement. If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, including without limitation, claims arising under their existing 25-year limited warranty. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P.

      The settlement agreement is subject to final approval by the court at a fairness hearing presently scheduled to be held in April 1996. Potential members of the settlement class may elect to opt out of the settlement class within specified times prior to the court's fairness hearing, subject to L-P's right to withdraw from the settlement if there are excessive elections to opt out.

      During 1995, the Attorneys General of the states of Florida, Oregon, and Washington initiated separate proceedings concerning production, testing, marketing, and performance of L-P's OSB siding and other attorneys general have also made inquiries concerning the same topics. In January 1996, L-P entered into settlement agreements with the Attorneys General of the states of Oregon and Washington. Under the settlement agreements, L-P did not admit any wrongdoing, but agreed to pay $1 million to the Wood Materials and Engineering Research Activities of Washington State University, $.5 million to the Oregon Consumer Protection and Education Revolving Account, plus a civil penalty and costs of $.4 million. The settlement agreements also obligate L-P to ensure that marketing claims may be appropriately substantiated. L-P is also engaged in settlement discussions with the Attorney General of the State of Florida. L-P maintains reserves for these siding settlements. See "contingency reserves" below.


Other OSB Matters

      In July 1995, an action entitled MacDonald v. Louisiana-Pacific Corporation was filed in Superior Court for the State of California for the County of San Diego, purporting to be a consumer action brought on behalf of the general public in California. The action alleges that L-P violated the California Unfair Business Practices Act through allegedly fraudulent APA certification, quality sampling, advertising, and marketing of OSB products. The complaint seeks, among other relief, restitution to members of the public who purchased L-P's OSB products, return of moneys obtained by L-P from allegedly fraudulent sales, imposition of an asset freeze and constructive trust, and various forms of injunctive relief. A similar action, entitled Carney v. Louisiana-Pacific Corporation, was filed in October 1995 in the Superior Court of the State of California for the City and County of San Francisco seeking restitution and injunctive relief.

      In September 1995, a complaint entitled Agius v. Louisiana-Pacific Corporation was filed in the United States District Court for the Northern District of California naming L-P as a defendant in a purported class action seeking damages and injunctive relief for violation of the Lanham Act, breach of warranty, and violation of California consumer protection statutes, based on alleged fraud and misrepresentation in connection with testing, APA certification, and marketing of OSB products.

      In January 1996, an action entitled Stewart v. Louisiana-Pacific Corporation was instituted in the United States District Court for the District of Colorado. Plaintiff seeks to represent a purported class consisting generally of owners and purchasers of buildings in which L-P's OSB panels are used for flooring, sheathing, or underlayment. The complaint seeks damages in an unspecified amount and equitable relief by reason of alleged fraud, misrepresentation, negligence, breach of warranty, and deceptive trade practices related to alleged improprieties in testing, certification, and marketing of OSB structure panels and alleged premature deterioration of OSB panels.

      In February 1996, an action entitled Mellett v. Louisiana-Pacific Corporation was instituted in the United States District Court of the District for Oregon. Plaintiff seeks to represent a purported class consisting generally of purchasers and owners of structures in which L-P's OSB panels are used for sheathing. The complaint seeks damages in an unspecified amount, including punitive damages, by reason of alleged fraud, negligent misrepresentation, negligence, breach of warranty, and deceptive trade practices related to alleged improprieties in testing, certification, and marketing of OSB structural panels.

      At the present time, L-P cannot predict the potential financial impact of the above actions. However, the resolution of the above matters could have a materially adverse impact on L-P.


Securities Actions

      L-P, certain of its executive officers and former executive officers, and certain other executives have been named as defendants in numerous actions brought on behalf of various purported classes of purchasers of L-P's common stock. The actions, which have been consolidated in the United States District Court for the District of Oregon, seek to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. L-P is defending the actions vigorously, but is unable to make any estimate of the possible outcome of the securities class actions.


Executive Employment Matter

      In January 1996, an action entitled International Paper Company v. Mark
A. Suwyn and Louisiana-Pacific Corporation was instituted in the United States District Court for the Southern District of New York claiming that Mr. Suwyn's employment as chief executive officer of L-P violated the terms of a previous employment agreement with the plaintiff. The complaint seeks an injunction prohibiting Mr. Suwyn from continuing his employment with L-P for 18 months and other relief. L-P believes there are meritorious defenses related to this case and does not believe that there is any material liability related to this case.


Other

      L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position or results of operations of L-P.


Contingency Reserves

      L-P recorded a charge of $345 million in 1995 under the caption "Settlement charge and other unusual items, net" for estimated claims to be paid under the siding settlements and for other legal matters as well as attorneys' fees and other costs associated with the settlements. This charge was based on L-P's best estimates of the total amounts to be paid out under these agreements and for certain other legal matters. The balance in the reserves, exclusive of the environmental reserves discussed above, was $387 million and $14 million at December 31, 1995 and 1994. As L-P receives additional information regarding actual claim rates and average claim amounts, L-P will monitor its estimated exposure for these settlements and adjust its accrual accordingly. In addition to the inherent difficulty of estimating legal reserves because of uncertainties in the legal process, there is additional uncertainty because of L-P's lack of experience with claims costs under these settlements. The amounts ultimately paid under these settlements and for other legal matters could differ materially from the amount currently recorded, although no estimate of the timing or range of the potential liability can be made at this time.

COMMITMENTS

      L-P is obligated to purchase timber under cutting contracts, primarily with the U.S. Forest Service, which extend to 2004. L-P's best estimate of its commitment at current contract rates under these contracts is approximately $421.2 million for 2.1 billion board feet of timber, the majority of which expires in 2004.

      Payments under all operating leases that were charged to rental expense during 1995, 1994, and 1993 were $10.7 million, $7.6 million and $7.1 million. L-P's future minimum rental payments under non-cancelable operating leases total approximately $11.5 million.

      During 1996, L-P plans expenditures of $250-$300 million for plant additions and improvements, timber and logging roads.

SEGMENT INFORMATION

      L-P operates in two major industry segments. The major products included in each segment are detailed further on page 24. Intersegment sales are chips transferred from company-owned building products plants to company-owned pulp mills. All transfers are made at prevailing market prices. Timber and related assets and capital expenditures for such assets have not been allocated to the industry segments as these are a prime source of raw materials for both segments. The cost of logs delivered to the plants and residual fibers are included in the operating results of the segments.

      Export sales were primarily to customers in the Far East and Europe. Information about L-P's geographic segments is as follows:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                1995      1994       1993
------------------------------------------------------------------------------

Total sales -- point of origin
     U.S.                                           $2,703    $2,937   $2,482
     Canada and other                                  191       158       83
     Intersegment sales to U.S.                        (51)      (55)     (54)
                                                    ------    ------   ------
     Total sales                                    $2,843    $3,040   $2,511
                                                    ======    ======   ======
Export sales (included above)                       $  457    $  371   $  252
                                                    ======    ======   ======
Profit (loss)
     U.S.                                           $  353    $  585   $  479
     Canada and other                                   37        46       24
     Settlement charge and other unusual items, net   (367)       --       --
     Unallocated expense and interest, net            (118)      (71)     (75)
                                                    ------    ------   ------
     Income (loss) before taxes, minority
       interest and accounting changes              $  (95)   $  560   $  428
                                                    ======    ======   ======
Identifiable assets
     U.S.                                           $2,305    $2,325   $2,116
Canada                                                 434       363      341
     All other                                          66        28        9
                                                    ------    ------   ------
     Total assets                                   $2,805    $2,716   $2,466
                                                    ======    ======   ======

Information about L-P's industry segments is as follows:


YEAR ENDED DECEMBER 31 (IN MILLIONS)                 1995       1994       1993
---------------------------------------------------------------------------------
Total sales
     Building products                               $2,535    $2,831   $2,434
     Pulp                                               334       220       85
     Intersegment sales to pulp                         (26)      (11)      (8)
                                                     ------    ------   ------
     Total sales                                     $2,843    $3,040   $2,511
                                                     ======    ======   ======
Profit (loss)
     Building products                               $  346    $  636   $  562
     Pulp                                                44        (5)     (59)
     Settlement charge and other unusual items, net(1) (367)       --       --
     Unallocated expense, net                          (121)      (72)     (70)
     Interest, net                                        3         1       (5)
                                                     ------    ------   ------
     Income (loss) before taxes, minority interest
       and accounting changes                        $  (95)   $  560   $  428
                                                     ======    ======   ======
Identifiable assets
     Building products                               $1,389    $1,146   $1,040
     Pulp                                               457       440      423
     Timber, timberlands, logging equipment and roads   727       733      710
     Unallocated assets                                 232       397      293
                                                     ------    ------   ------
     Total assets                                    $2,805    $2,716   $2,466
                                                     ======    ======   ======
Depreciation, amortization and cost of timber harvested
     Building products                                 $158      $162     $157
     Pulp                                                36        29       21
Capital expenditures
     Building products                                  286       228      144
     Pulp                                                47        30       46
     Timber, timberlands, logging equipment and roads    69        92      118



__________________________

(1) In the third quarter of 1995, L-P recorded a charge of $366.6 million ($221.8 million after taxes or $2.07 per share) related to class action settlements concerning the company's siding product, severance charges and asset write-downs. This amount would be primarily allocated to building products.

           REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND MANAGEMENT



Report of Independent Public Accountants

      To the Stockholders and Board of Directors of Louisiana-Pacific
Corporation:

      We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Portland, Oregon
February 2, 1996


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


MARK A. SUWYN                             WILLIAM L. HEBERT
Chairman and Chief Executive Officer      Vice President - Treasurer and
                                          Controller
February 2, 1996

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                   PART III


ITEM 10.    Directors and Executive Officers of the Registrant

      Information regarding the directors of the registrant is incorporated herein by reference to the material included under the caption "Item 1-- Election of Directors" and "General" in the definitive proxy statement filed by the registrant for its 1996 annual meeting of stockholders (the "1996 Proxy Statement"). Information regarding the executive officers of the registrant is located in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.    Executive Compensation

      Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee-- Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," and "Director's Compensation," in the 1996 Proxy Statement.


ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 1996 Proxy Statement.


ITEM 13.    Certain Relationships and Related Transactions

      Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee-- Interlocks and Insider Participation" and "Management Transactions" in the 1996 Proxy Statement.


                                    PART IV


ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Financial Statements and Financial Statement Schedules

      The following financial statements are included in this report:

            Consolidated Balance Sheets--December 31, 1995, and 1994.

            Consolidated Statements of Income--years ended
            December 31, 1995, 1994, and 1993.

            Consolidated Statements of Cash Flows--years ended
            December 31, 1995, 1994, and 1993.

            Consolidated Statements of Stockholders' Equity--years ended December 31, 1995, 1994, and 1993.

            Notes to Financial Statements.

            Report of Independent Public Accountants.

      No financial statement schedules are required to be filed.


B.    Reports on Form 8-K

      During the quarter ended December 31, 1995, the registrant filed a report on Form 8-K dated November 16, 1995, for the purpose of reporting an amendment to its Rights Agreement.


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


Date:     March 29, 1996            LOUISIANA-PACIFIC CORPORATION
                                             (Registrant)



                                    /s/ WILLIAM L. HEBERT
                                    William L. Hebert
                                    Vice President - Treasurer


                   ________________________________________


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                                Signature and Title



March 29, 1996                      /s/ MARK A. SUWYN
                                    Mark A. Suwyn
                                    Chairman, Chief Executive Officer and
                                    Director
                                    (Principal Executive Officer)



March 29, 1996                      /s/ WILLIAM L. HEBERT
                                    William L. Hebert
                                    Vice President - Treasurer
                                    (Principal Financial & Accounting Officer)

Date                                Signature and Title



March 29, 1996                      /s/ PIERRE S. DU PONT IV
                                    Pierre S. du Pont IV
                                    Director



March 29, 1996                      /s/ BONNIE GUITON HILL
                                    Bonnie Guiton Hill
                                    Director



March 29, 1996                      /s/ DONALD R. KAYSER
                                    Donald R. Kayser
                                    Director



March 29, 1996                      /s/ FRANCINE I. NEFF
                                    Francine I. Neff
                                    Director



March 29, 1996                      /s/ LEE C. SIMPSON
                                    Lee C. Simpson
                                    Director



March 29, 1996                      /s/ CHARLES E. YEAGER
                                    Charles E. Yeager
                                    Director

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



Exhibit                     Description of Exhibit


3.A Restated Certificate of Incorporation of the registrant as amended to date. Incorporated by reference to Exhibit 3(a) to the registrant's Form 10-Q report for the quarter ended June 30, 1993.


3.B           Bylaws of the registrant as amended to date.


4.A.1 Rights Agreement as Restated as of February 3, 1991, between the registrant and First Chicago Trust Company of New York as Rights Agent. Incorporated by reference to Exhibit 4 to the registrant's Form 8-K report dated as of March 18, 1991.

4.A.2 Amendment No. 1 dated as of July 28, 1995, to Rights Agreement, restated as of February 3, 1991, between the registrant and First Chicago Trust Company of New York. Incorporated by reference to
              Exhibit 3 to the registrant's Form 8-A/A
              (Amendment No. 2) dated August 3, 1995.

4.A.3 Amendment No. 2 dated as of October 30, 1995, to Rights Agreement, restated as of February 3, 1991, and amended as of July 28, 1995, between the registrant and First Chicago Trust Company of
              New York. Incorporated by reference to Exhibit 4 to the registrant's Form 8-K (Amendment No. 2) dated October 29, 1995.

              Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at December 31, 1995. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.A.4 Credit Agreement dated as of February 16, 1996, among registrant and Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto.

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


10.E          Louisiana-Pacific Corporation Directors'
              Deferred Compensation Plan. Incorporated by reference to Exhibit 10.F to the registrant's
              Form 10-K report for 1986 (File No. 1-7107).*


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


10.I Lease and Option to Purchase between the registrant as Lessor and Harry A. Merlo as Lessee, as amended. Incorporated by reference to Exhibit
              10.I to the registrant's Form 10-K report for 1988.


10.K          The registrant's Supplemental Benefits Plan.
              Incorporated by reference to Exhibit 10.K to the registrant's Form 10-K report for 1989.*


10.L Employment Agreement between the registrant and Mark A. Suwyn dated January 2, 1996.*

10.M Restricted Stock Award Agreement between the registrant and Mark A. Suwyn dated January 31,
              1996.*


10.N Employment Agreement between the registrant and Donald R. Kayser dated July 28, 1995.*


10.O Employment Agreement between the registrant and Lee C. Simpson dated July 28, 1995.*


10.P Employment Agreement between the registrant and Stephen Grant dated August 1, 1995.*


10.Q Consulting Agreement between the registrant and Donald R. Kayser dated January 29, 1996.*


10.R Consulting Agreement between the registrant and James Eisses dated August 11, 1995.*


10.S Letter agreement between the registrant and Harry A. Merlo dated August 4, 1995.*


10.T          Letter agreement between the registrant and James
              Eisses dated August 11, 1995.*


10.U Letter agreement between the registrant and Ronald L. Paul dated August 17, 1995.


11            Louisiana-Pacific Corporation and Subsidiaries:
              Calculation of Net Income Per Share for the Year
              Ended December 31, 1995.


21            List of subsidiaries of the registrant.


23            Consent of Independent Public Accountants.


27            Financial data schedule.