Form 10-Q
period 1996-03-31
LOUISIANA PACIFIC CORP
filed 1996-05-15
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                   For Quarterly Period Ended March 31, 1996
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


    Indicate the number of shares outstanding of each of the issuer's classes of common stock: 108,596,581 shares of Common Stock, $1 par value, outstanding as of April 30, 1996.

FORWARD LOOKING STATEMENTS

    Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or plans for product development. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

PART I
FINANCIAL INFORMATION


Item 1. Financial Statements.


Consolidated Summary Statements of Income
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)

Three Months Ended March 31,                                   1996        1995

Net sales                                                   $ 584.1     $ 686.8
                                                            -------     -------
Costs and expenses:
Cost of sales                                                 510.8       525.6
Depreciation, amortization and depletion                       43.1        45.0
Selling and administrative                                     35.2        29.7
Interest expense                                                 .1         2.3
Interest income                                                 (.1)       (3.1)
                                                            -------     -------
Total costs and expenses                                      589.1       599.5
                                                            -------     -------
Income (loss) before taxes and minority interest               (5.0)       87.3
Provision (benefit) for income taxes                           (1.9)       32.1
Minority interest in net income (loss)
  of consolidated subsidiaries                                   .5          .9
                                                            -------     -------
Net income (loss)                                           $  (3.6)    $  54.3
                                                            =======     =======

Net income (loss) per share                                 $  (.03)    $   .50
                                                            =======     =======
Cash dividends per share                                    $   .14     $  .125
                                                            =======     =======


Consolidated Summary Balance Sheets
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)


                                                 Mar. 31, 1996   Dec. 31, 1995
Cash and cash equivalents                             $   47.2        $   75.4
Accounts receivable, net                                 134.9           128.7
Inventories                                              288.1           317.7
Prepaid expenses                                          14.6            14.3
Deferred income taxes                                     82.4            82.4
                                                      --------        --------
     Total current assets                                567.2           618.5
                                                      --------        --------
Timber and timberlands                                   680.0           689.6
Property, plant and equipment                          2,647.2         2,592.5
Less reserves for depreciation                        (1,169.9)       (1,140.2)
                                                      --------        --------
Net property, plant and equipment                      1,477.3         1,452.3
Investments and other assets                              43.7            45.0
                                                      --------        --------
     Total assets                                     $2,768.2        $2,805.4
                                                      ========        ========

Current portion of long-term debt                     $   40.6        $   38.6
Short-term notes payable                                  78.6            98.3
Accounts payable and accrued liabilities                 163.0           161.6
Current portion of contingency reserves                  150.0           150.0
Income taxes payable                                       3.6             ---
                                                      --------        --------
     Total current liabilities                           435.8           448.5
                                                      --------        --------
Long-term debt, excluding current portion                205.5           201.3
Deferred income taxes                                    205.8           207.5
Contingency reserves, net of current portion             229.3           250.5
Other long-term liabilities and minority interest         45.5            41.6

Stockholders' equity:
Common Stock                                             117.0           117.0
Additional paid-in-capital                               472.6           472.4
Retained earnings                                      1,382.2         1,400.8
Treasury stock                                          (187.2)         (192.7)
Loans to Employee Stock Ownership Trusts                 (78.4)          (85.5)
Other equity adjustments                                 (59.9)          (56.0)
                                                      --------        --------
     Total stockholders' equity                        1,646.3         1,656.0
                                                      --------        --------
     Total liabilities and equity                     $2,768.2        $2,805.4
                                                      ========        ========

Consolidated Summary Statements of Cash Flows
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)


Three Months Ended March 31,                                   1996        1995
Cash flows from operating activities:
  Net income (loss)                                         $  (3.6)    $  54.3
  Depreciation, amortization and depletion                     43.1        45.0
  Other adjustments                                           (14.3)        8.7
  Decrease (increase) in certain working
    capital components                                         27.5        12.7
                                                            -------     -------
     Net cash provided by operating activities                 52.7       120.7
                                                            -------     -------
Cash flows from investing activities:
  Plant, equipment and logging road additions                 (61.1)      (80.9)
  Timber and timberland additions, net                          ---       (15.9)
  Other investing activities, net                               4.1         2.6
                                                            -------     -------
     Net cash used in investing activities                    (57.0)      (94.2)
                                                            -------     -------
Cash flows from financing activities:
  New borrowing                                                22.5         ---
  Repayment of long-term debt                                 (16.4)      (52.3)
  Increase (decrease) in short-term notes payable             (19.7)        (.2)
  Cash dividends                                              (15.0)      (13.7)
  Purchase of treasury stock                                     ---     (115.6)
  Other financing activities, net                               4.7          .3
                                                            -------     -------
     Net cash used in financing activities                    (23.9)     (181.5)
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents          (28.2)     (155.0)
Cash and cash equivalents at beginning of year                 75.4       315.9
                                                            -------     -------
Cash and cash equivalents at end of period                  $  47.2     $ 160.9
                                                            =======     =======

Consolidated Statements of Stockholders' Equity
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions except per share) (Unaudited)

                                                             Three Months Ended
                                                                 March 31, 1996

                                                           Shares        Amount
Common Stock                                            116,937,022    $  117.0
                                                        ===========    ========

Additional Paid-in-Capital:
Beginning balance                                                      $  472.4
Net transactions                                                             .2
                                                                       --------
Ending balance                                                         $  472.6
                                                                       ========

Retained Earnings:
Beginning balance                                                      $1,400.8
Net loss                                                                   (3.6)
Cash dividends, $.14 per share                                            (15.0)
                                                                       --------
Ending balance                                                         $1,382.2
                                                                       ========

Treasury stock:
Beginning balance                                         8,588,427    $ (192.7)
Shares reissued for employee stock
  plans and other purposes                                 (244,818)        5.5
                                                          ---------    --------
Ending balance                                            8,343,609    $ (187.2)
                                                          =========    ========

Loans to ESOTs:
Beginning balance                                                      $  (85.5)
Accrued contribution                                                        7.1
                                                                       --------
Ending balance                                                         $  (78.4)
                                                                       ========

Other Equity Adjustments:
Beginning balance                                                      $  (56.0)
Currency translation adjustment and
  amortization of deferred compensation                                    (3.6)
                                                                       --------
Ending balance                                                         $  (59.9)
                                                                       ========

                         Notes To Financial Statements
                Louisiana-Pacific Corporation and Subsidiaries


      1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1995 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.


      2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (107,200,000 in 1996 and 107,040,000 in 1995). The effect of common stock equivalents is not material.


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


      5. Reference is made to "Legal Proceedings" and to elsewhere in this report for a description of certain contingencies which may have a materially adverse effect on L-P and for a description of settlements of certain class action proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

      An oversupply in structural panel markets, seasonal weakness in other building products and high pulp inventories around the world combined to cause L-P's sales and earnings to decline from year-ago levels. Overall net income fell to a net loss of $3.6 million ($.03 per share) in the first quarter of 1996 compared to net income of $54.3 million ($.50 per share) in 1995. Sales fell approximately 15 percent to $584.1 million in the first quarter of 1996 from $686.8 million in the first quarter of 1995.

      L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 85 percent of sales during the first quarter of 1996 and 1995. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," and "Summary of Production Volumes" and "Industry Product Price Trends."


Building Products Segment

      Building products segment sales in the first quarter of 1996 were $533.6 million, a 10 percent decrease from first quarter 1995 sales of $591.1 million. The decrease was spread across all product categories within the building products segment and was caused by seasonally weak demand compounded by a harsh winter across much of North America. Structural panel sales were negatively impacted by concerns about a flood of new OSB capacity hitting the
market.   Total structural panel sales declined by approximately 11 percent to
$234.0 million from $261.9 million on 18 percent lower average selling prices, partially offset by higher volume from new OSB plants started up during the quarter. Total lumber sales dropped about 9 percent to $138.4 million from $152.0 million. Lumber sales volume dropped approximately 3 percent due to mill closures within the company which were offset by a higher volume of lumber sold through L-P's wholesale operations. Lumber prices dropped an average of 6 percent. Industrial panel products sales declined slightly more than 20 percent due a decrease of 6 percent in volume sold and an average selling price reduction of 15 percent. The decrease in sales in the other building products category was primarily attributable decreases in the sales of windows and doors, engineered wood products, veneer and by-products. These decreases were partially offset by an increase in sales of logs from L-P's California timberlands due to weather conditions which permitted increased logging.

      Building products segment operating profits decreased nearly 67 percent to $30.0 million from $90.4 million in the first quarter of 1995. This decrease is primarily attributable to the decrease in sales discussed above. L-P was beginning to experience lower log costs in most areas of the country toward the end of the quarter.

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


Pulp Segment

      Pulp sales dropped 47 percent in the first quarter of 1996 over first quarter 1995. Prices decreased an average of approximately 11 percent while volume decreased approximately 41 percent. World-wide pulp inventories were high at the beginning of 1996 and remained high through the first quarter, creating very weak pulp markets. Production volume was 60 percent of capacity in the first quarter of 1996 compared to 90 percent in the first quarter of 1995. The decreased volume resulted from the lack of demand and from unscheduled maintenance shut-downs. Pulp sales decreases have also caused export sales to decrease significantly as L-P sells the substantial majority of pulp to export customers.

      Pulp segment operating profits were severely negatively impacted by the decreased sales, falling to a $21.9 million loss in the first three months of 1996 from an $18.8 million profit in the first three months of 1995. Pulp profits were also hurt by market write-downs of inventories during the quarter. L-P was beginning to experience lower wood chip costs in some areas in the first quarter of 1996.

      L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on world-wide market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.



Unallocated Expense

      The decrease in unallocated expense is due to several factors. First, expense from stock compensation plans (plans with awards based on company performance) decreased due to the small loss in the first quarter of 1996. Second, contingency accruals were increased in the first quarter of 1995, while there was no significant increase in contingency accruals in 1996. Also, several non-recurring credits offset the total unallocated expense in the first quarter of 1996.


Interest Income (Expense)

      L-P's interest expense was almost completely offset by capitalized interest in the first quarter of 1996, due to large construction amounts for new plants. Interest income decreased primarily due to lower levels of cash and cash equivalents in 1996.

Legal and Environmental Matters

      Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation and its potential impact on L-P.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operations decreased significantly in 1996 over 1995 primarily due to the decrease in net income coupled with cash payments against contingency reserves. Cash used in investing activities decreased primarily because of decreased capital expenditures as several of the large construction projects for new OSB plants were winding down. Significant capital has also been expended for environmental projects (such as pollution control equipment) and upgrades of existing production facilities. L-P is budgeting capital expenditures, including timber and logging road additions, for all of 1996 of $275 million to $325 million.

      Cash used in financing activities decreased to $23.9 million in 1996 from $181.5 million in 1995. Most of the decrease is due to the purchase of $115.6 million of treasury stock in the first quarter of 1995, while there were no treasury stock purchases in 1996. L-P also repaid less debt in 1996.

      Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally payments for siding litigation costs), total $379.3 million at March 31, 1996, of which $150 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described in the "legal proceedings" section of this form 10-Q, L-P has been named as a defendant in other litigation for which reserves have not been established.

      L-P continues to be in a strong financial condition with $47 million in cash and cash equivalents and a low ratio of long-term debt as a percent of total capitalization. Although cash and cash equivalents have decreased, existing amounts, combined with borrowings available under L-P's $300 million revolving credit facility and cash to be generated from operations are expected to be sufficient to meet projected cash needs including the payments related to the siding litigation costs referred to above. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.

Sales and Operating Profit by Major Product Group
Louisiana-Pacific Corporation and Subsidiaries
(Dollar amounts in millions) (Unaudited)


Three Months Ended March 31,                          1996      1995

Sales:
  Structural panel products                        $ 234.0   $ 261.9
  Lumber                                             138.4     152.0
  Industrial panel products                           46.6      58.5
  Other building products                            114.6     118.7
                                                   -------   -------
    Total building products                          533.6     591.1
  Pulp                                                50.5      95.7
                                                   -------   -------
    Total sales                                    $ 584.1   $ 686.8
                                                   =======   =======

Export sales                                       $  79.5   $ 127.3
                                                   =======   =======

Operating profit (loss):
  Building products                                $  30.0   $  90.4
  Pulp                                               (21.9)     18.8
                                                   -------   -------
    Total operating profit (loss)                      8.1     109.2
Unallocated expense, net                             (13.1)    (22.7)
Interest income (expense), net                          --        .8
                                                   -------   -------
Income (loss) before taxes and minority interest   $  (5.0)  $  87.3
                                                   =======   =======

                Louisiana-Pacific Corporation and Subsidiaries
                         Summary of Production Volumes
              (Volume amounts stated in millions unless otherwise
                  noted and as a percent of normal capacity)



                                          Quarter Ended March 31
                                          ----------------------
                                             1996          1995

Inner-Seal/OSB,
     square feet 3/8" basis                828   82%    816   89%

Softwood plywood,
     square feet 3/8" basis                410  107     324   80

Lumber, board feet                         282   69     340   56

Medium density fiberboard,
     square feet 3/4" basis                 66  117      53   94

Particleboard,
     square feet 3/4" basis                 80   89      90  100

Hardboard,
     square feet 1/8" basis                 54   99      50   91

Hardwood veneer,
     square feet surface measure            50   79      73  116

Pulp, thousand short tons                   87   60     134   90

Chips, thousand BDU's                      422          472

Industry Product Price Trends
Louisiana-Pacific Corporation and Subsidiaries


                    OSB     Plywood      Lumber   Particleboard
            -----------    --------   ---------   -------------
             N. Central    Southern
            7/16" basis    Pine 1/2"    Framing
                  24/16       basis      lumber          Inland
                   span         CDX   composite      industrial
                 rating       3 ply      prices      3/4" basis
            -----------    --------   ---------   -------------

Annual Average
1991                148         191         236             198
1992                217         248         287             200
1993                236         282         394             258
1994                265         302         405             295
1995                245         303         337             290


1995 First Quarter Average
                    287         362         386             301


1995 Fourth Quarter Average
                    253         285         325             277


1996 First Quarter Average
                    191         254         341             277


Weekly Average
April 5             184         240         354             277
April 12            196         242         356             277
April 19            207         245         369             277
April 26            218         255         385             277

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

      The United States Department of Justice has stated its intention to seek civil penalties from KPC based upon alleged violations of the Clean Air Act involving a waste wood incinerator at KPC's Annette Island, Alaska, cant mill. KPC is engaged in discussions for a settlement that, if implemented, would require payment of a penalty.

      In March 1996, an information was filed in the United States District Court for the Eastern District of Washington charging L-P with two misdemeanor counts related to alleged record-keeping violations in connection with the disposal by an independent contractor of transformers from a mill owned by L-P in 1991.

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


Colorado Criminal Proceedings

      L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant. In 1995, additional subpoenas were issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA-The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. L-P has been charged with 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program. No trial date has been set.

      In December 1995, L-P received a notice of suspension from the United States Environmental Protection Agency ("EPA") stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from L-P's Northern Division. L-P is negotiating to have the EPA suspension lifted or modified based on positive environmental programs actively underway. While negotiations are continuing, the EPA has approved a preliminary agreement limiting the prohibition to L-P's Montrose, Colorado, facility for a period of six months in recognition of L-P's environmental compliance efforts. Under recently revised regulations of the United States Department of Agriculture, the EPA suspension may also have the effect of prohibiting L-P's Northern Division from purchasing timber from the United States Forest Service.

      At the present time, L-P cannot predict whether or to what extent these circumstances will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such current or future proceedings. However, the resolution of the above matters could have a materially adverse impact on L-P.


OSB Siding Matters

      L-P has been named as a defendant in at least 12 purported class actions filed in various jurisdictions, as well as numerous non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or used OSB siding manufactured by L-P, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products.

      A settlement of one of the OSB siding class actions has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed with attorneys representing the class that if the national class settlement in the federal court in Oregon described below becomes final, then the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement. Class members will be entitled to make claims for up to five years after October 4, 1995.

      In April 1996, the United States District Court for the District of Oregon approved an amended settlement agreement between L-P and attorneys representing a nationwide class composed of all persons who own, who have owned, or who subsequently acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opt out of the settlement and persons who are members of the settlement class in the Florida litigation. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB siding at each claimant's property in accordance with a specified protocol. There will be no adjustment to settlement payments for improper maintenance or installation.

            A claimant who is dissatisfied with the amount to be paid under the settlement may elect to pursue claims against L-P in a binding arbitration seeking compensatory damages without regard to the amount of payment calculated under the settlement protocol. A claimant who elects to pursue an arbitration claim must prove his entitlement to damages under any available legal theory, and L-P may assert any available defense, including defenses that otherwise had been waived under the settlement agreement. If the arbitrator reduces the damage award otherwise payable to the claimant because of a finding of improper installation, the claimant will be entitled to pursue a claim against the contractor/builder to the extent the award was reduced.

      L-P will be required to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) equals or exceeds $275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii)
$50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or
(ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of (i) 50 percent of the aggregate sum of all remaining unfunded approved claims or (ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement. If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P will be required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage, any amounts of arbitration awards in excess of the amounts calculated under the settlement protocol, and certain other costs.

      Potential members of the settlement class may elect to opt out of the settlement class until May 27, 1996, subject to L-P's right to withdraw from the settlement if there are excessive elections to opt out. Any notice of appeal from the court's order approving the settlement must be filed by May 29, 1996.

      During 1995, the Attorneys General of the states of Florida, Oregon, and Washington initiated separate proceedings concerning production, testing, marketing, and performance of L-P's OSB siding and other attorneys general have also made inquiries concerning the same topics. In January 1996, L-P entered into settlement agreements with the Attorneys General of the states of Oregon and Washington. Under the settlement agreements, L-P did not admit any wrongdoing, but agreed to pay $1 million to the Wood Materials and Engineering Research Activities of Washington State University, $.5 million to the Oregon Consumer Protection and Education Revolving Account, plus a civil penalty and costs of $.4 million. The settlement agreements also obligate L-P to ensure that its marketing claims are appropriately substantiated. In April 1996, L-P reached a settlement agreement concluding the Florida Attorney General's proceeding without any admission of wrongdoing; the settlement provides for payment by L-P of $750,000, including a $600,000 contribution to Florida A & M University Foundation, Inc.

      L-P maintains reserves for the estimated costs of these siding settlements, although, as with any estimate, there is uncertainty concerning the actual costs to be incurred.


Other OSB Matters

      In July 1995, an action entitled MacDonald v. Louisiana-Pacific Corporation was filed in Superior Court for the State of California for the County of San Diego, purporting to be a consumer action brought on behalf of the general public in California. The action alleges that L-P violated the California Unfair Business Practices Act through allegedly fraudulent APA certification, quality sampling, advertising, and marketing of OSB products. The complaint seeks, among other relief, restitution to members of the public who purchased L-P's OSB products, return of moneys obtained by L-P from allegedly fraudulent sales, imposition of an asset freeze and constructive trust, and various forms of injunctive relief. The action has been dismissed without prejudice to plaintiff's right to refile the complaint at a later date. A similar action, entitled Carney v. Louisiana-Pacific Corporation, was filed in October 1995 in the Superior Court of the State of California for the City and County of San Francisco seeking restitution and injunctive relief.

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


Stockholder Actions

      L-P and certain of its present and former executive officers were named as defendants in numerous actions brought on behalf of various purported classes of purchasers of L-P's common stock. The actions subsequently were consolidated in the United States District Court for the District of Oregon under the caption IN RE LOUISIANA PACIFIC CORP. SECURITIES LITIGATION, Civil Action No. 95-707-JO. Plaintiffs seek to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. Motions to Dismiss have been denied and the Court has conditionally certified the class as requested by the attorneys appointed to act as lead counsel for the plaintiff class. L-P is defending the consolidated action vigorously, but is unable to make any prediction as to the likely outcome or the financial impact of an adverse decision. However, the resolution of the above matters could have a materially adverse impact on L-P.

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

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOUISIANA-PACIFIC CORPORATION




                                    By    /s/ WILLIAM L. HEBERT
                                          William L. Hebert
                                          Vice President - Treasurer
                                            and Controller
                                          (Principal Financial Officer)



DATED:  May 15, 1996

                                 EXHIBIT INDEX


Exhibit Number                Description of Exhibit

      10 Settlement Agreement dated October 18, 1995, between the registrant and attorneys representing plaintiffs in siding class action litigation. Incorporated by reference to
                              Exhibit 10 to the registrant's report on Form 10-Q for the quarter ended September 30, 1995.

      10.A Amendment to Settlement Agreement dated April 26, 1996, between the registrant and attorneys representing plaintiffs in siding class action litigation.

      11 Calculation of Net Income Per Share for the Three Months Ended March 31, 1996.

      27                      Financial Data Schedule.