Form 10-Q
period 1996-06-30
LOUISIANA PACIFIC CORP
filed 1996-08-14
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                   For Quarterly Period Ended June 30, 1996
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock: 108,639,650 shares of Common Stock, $1 par value, outstanding as of June 30, 1996.

FORWARD LOOKING STATEMENTS

    Statements in this report, to the extent they are not based on historical events, constitute forward looking statements. Forward looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or plans for product development. Investors are cautioned that forward looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward looking statements.

PART I
FINANCIAL INFORMATION


Item 1.   Financial Statements.


                   Consolidated Summary Statements of Income
                Louisiana-Pacific Corporation and Subsidiaries
           (Dollar amounts in millions except per share) (Unaudited)


                                      Quarter Ended         Six Months Ended
                                         June 30,                June 30,
                                    -----------------      -------------------
                                      1996      1995          1996      1995
                                    -------   -------      --------   --------

Net sales                           $ 658.3   $ 709.3      $1,242.4   $1,396.1
                                    -------   -------      --------   --------
Costs and expenses:
Cost of sales                         540.9     593.2       1,051.7    1,118.8
Depreciation, amortization
 and depletion                         51.9      47.9          95.0       92.9
Selling and administrative             30.5      26.6          65.7       56.3
Interest expense                        3.4       1.7           4.3        4.0
Interest income                        (2.9)     (2.0)         (3.8)
(5.1)
                                    -------   -------      --------   --------
Total costs and expenses              623.8     667.4       1,212.9    1,266.9
                                    -------   -------      --------   --------
Income before taxes and
  minority interest                    34.5      41.9          29.5      129.2
Provision for income taxes             13.0      14.9          11.1       47.0

Minority interest in
  net income (loss) of
  consolidated subsidiaries              .5        .7           1.0        1.6
                                    -------   -------      --------   --------
Net income                          $  21.0   $  26.3      $   17.4   $   80.6
                                    =======   =======      ========   ========

Net income per share                $   .19   $   .25      $    .16   $    .75
                                    =======   =======      ========   ========
Cash dividends per share            $   .14   $   .14      $    .28   $   .265
                                    =======   =======      ========   ========

                      Consolidated Summary Balance Sheets
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)



                                              June 30, 1996       Dec. 31,
1995
                                              -------------       ------------
- -

Cash and cash equivalents                          $   54.2            $
75.4
Accounts receivable, net                              190.9
128.7
Inventories                                           252.5
317.7
Prepaid expenses                                        8.5
14.3
Deferred income taxes                                  82.4
82.4
                                                   --------            -------
- -
     Total current assets                             588.5
618.5
                                                   --------            -------
- -
Timber and timberlands                                665.9
689.6
Property, plant and equipment                       2,672.2
2,592.5
Less reserves for depreciation                     (1,178.6)
(1,140.2)
                                                   --------            -------
- -
Net property, plant and equipment                   1,493.6
1,452.3
Other assets                                           73.5
45.0
                                                   --------            -------
- -
     Total assets                                  $2,821.5
$2,805.4
                                                   ========
========

Current portion of long-term debt                  $   40.6            $
38.6
Short-term notes payable                               37.8
98.3
Accounts payable and accrued liabilities              196.6
161.6
Current portion of contingency reserves               100.0
150.0
Income taxes payable                                   10.2                 --
- -
                                                   --------            -------
- -
      Total current liabilities                       385.2
448.5
                                                   --------            -------
- -
Long-term debt, excluding current portion             347.5
201.3
Deferred income taxes                                 205.8
207.5
Contingency reserves, net of current portion          177.1
250.5
Other long-term liabilities and minority interest      47.6
41.6
Stockholders' equity:
Common stock                                          117.0
117.0
Additional paid-in capital                            472.9
472.4
Retained earnings                                   1,388.2
1,400.8
Treasury stock                                       (186.2)
(192.7)
Loans to Employee Stock Ownership Trusts              (73.6)
(85.5)
Other equity adjustments                              (60.0)
(56.0)
                                                   --------            -------
- -
     Total stockholders' equity                     1,658.3
1,656.0
                                                   --------            -------
- -
     Total liabilities and equity                  $2,821.5
$2,805.4
                                                   ========
========

                 Consolidated Summary Statements of Cash Flows
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)



Six Months Ended June 30,                                    1996
1995
                                                          -------       ------
- -

Cash flows from operating activities:
  Net income                                              $  17.4       $
80.6
  Depreciation, amortization and depletion                   95.0
92.9
  Payments of settlement liabilities                       (123.4)          --
- -
  Other adjustments, net                                      1.0
17.2
  Decrease (increase) in certain working
    capital components                                       99.4
(9.4)
  Increase (decrease) in deferred income taxes               (1.7)
(.1)
                                                          -------       ------
- -
     Net cash provided by operating activities               87.7
181.2
                                                          -------       ------
- -
Cash flows from investing activities:
  Capital spending, including acquisitions                 (174.7)
(197.7)
  Other investing activities, net                             7.2
3.8
                                                          -------       ------
- -
     Net cash used in investing activities                 (167.5)
(193.9)
                                                          -------       ------
- -
Cash flows from financing activities:
  New borrowing                                             120.0           --
- -
  Repayment of long-term debt                               (26.8)
(61.7)
  Increase (decrease) in short-term notes payable           (10.5)
(.3)
  Cash dividends                                            (30.0)
(28.5)
  Purchase of treasury stock                                  ---
(120.2)
  Other financing activities, net                             5.9
(3.3)
                                                          -------       ------
- -
     Net cash provided by (used in) financing activities     58.6
(214.0)
                                                          -------       ------
- -
Net increase (decrease) in cash and cash equivalents        (21.2)
(226.7)
Cash and cash equivalents at beginning of year               75.4
315.9
                                                          -------       ------
- -
Cash and cash equivalents at end of period                $  54.2       $
89.2
                                                          =======
=======

                Consolidated Statements of Stockholders' Equity
                Louisiana-Pacific Corporation and Subsidiaries
           (Dollar amounts in millions except per share) (Unaudited)

                                                            Six Months Ended
                                                               June 30, 1996
                                                        --------------------
                                                             Shares   Amount
                                                        -----------  -------

Common Stock                                            116,937,022  $ 117.0
                                                        ===========  =======

Additional Paid-in-Capital:
Beginning balance                                                    $ 472.4
Net transactions                                                          .5
                                                                     -------
Ending balance                                                       $ 472.9
                                                                     =======

Retained Earnings:
Beginning balance                                                   $1,400.8
Net income                                                              17.4
Cash dividends, $.28 per share                                         (30.0)
                                                                     -------
Ending balance                                                      $1,388.2
                                                                     =======


Treasury stock:
Beginning balance                                         8,588,427  $(192.7)
Shares reissued under employee
  stock plans and other purposes                           (291,055)     6.5
                                                         ----------  -------
Ending balance                                            8,297,372  $(186.2)
                                                         ==========  =======



Loans to Employee Stock Ownership Trusts:
Beginning balance                                                   $  (85.5)
Less accrued contribution                                               11.9
                                                                     -------
Ending balance                                                      $  (73.6)
                                                                     =======

Other Equity Adjustments:
Beginning balance                                                    $ (56.0)
Currency translation adjustment and
 amortization of deferred compensation                                  (4.0)
                                                                     -------
Ending balance                                                       $ (60.0)
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

2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (107,260,000 in 1996 and 107,040,000 in 1995). The effect of common stock equivalents is not material.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


General

    Continued weakness in pulp markets, due largely to high world-wide pulp inventory levels, was the single largest cause of lower sales and profits in the second quarter and first six months of 1996 compared to 1995. An oversupply of structural panel products, particularly in the first quarter of 1996, also contributed to a decline in the six month sales and profits. Overall net income for the second quarter declined 20 percent to $21.0 million ($.19 per share) in 1996 from $26.3 million ($.25 per share) in 1995. Six months net income fell 78 percent to $17.4 million ($.16 per share) in 1996 from $80.6 million ($.75 per share) in 1995. Net sales declined 7 percent in the second quarter of 1996 to $658.3 million from $709.3 million in 1995. For the first six months of 1996, sales fell 11 percent to $1,242.4 million from $1,396.1 million in 1995.

    L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 86 percent of sales and more than 78 percent of operating profit in the first six months of 1996 and 1995. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group", "Summary of Production Volumes" and "Industry Product Price Trends."


Building Products Segment

                                  Quarter Ended          Six Months Ended
                                     June 30                  June 30
                              ---------------------   ------------------------
- -
                                1996    1995  % Chg       1996     1995   %
Chg
                              ------  ------  -----   --------  -------   ----
- -
                                          (Dollar amounts in millions)
Sales:
    Structural panels         $280.2  $264.2    +6%   $  514.2  $  526.1    -
2%
    Lumber                     164.2   175.2    -6%      302.6     327.2    -
8%
    Industrial panel products   51.3    53.0    -3%       97.9     111.5   -
12%
    Other building products    121.7   121.4     0%      236.3     240.1    -
2%
                              ------  ------          --------  --------
    Total building products   $617.4  $613.8    +1%   $1,151.0  $1,204.9    -
5%
                              ======  ======          ========  ========

Operating profit              $ 72.3  $ 63.3   +14%   $  102.3  $  153.7   -
33%
                              ======  ======          ========  ========


    Structural panel products (plywood and oriented strand board (OSB)) prices were lower an average of 11% in the second quarter of 1996 compared to 1995 (15% lower for the six month period) due to an oversupply of structural panel products in North America. L-P and its competitors have opened numerous new OSB plants in 1995 and 1996 and more are scheduled to open through late 1997, which has significantly increased the structural panel capacity in North America. L-P structural panel sales volumes increased in the second quarter and first six months largely due to the start-up of new OSB production facilities by L-P in the U.S., Canada and Ireland.

    Lumber sales have decreased in 1996 from 1995 for both the second quarter and first six month periods because of significantly lower volumes resulting from the permanent closure of approximately 15 unprofitable sawmills (not all of these mills were producing immediately prior to their closure). These lower volumes of lumber produced have been partially offset by an increase in the volume of lumber sold through L-P's wholesale operations. Sales prices averaged a 10% increase in the second quarter of 1996 compared to 1995 (2% higher for the six month period). Lumber markets have generally been stronger in 1996 due to a strong economy, lower U.S. production volumes and lower volumes of lumber imported from Canada.

    Industrial panel products (particleboard, medium-density fiberboard (MDF) and hardboard) sales decreased slightly in the second quarter of 1996 compared to 1995 due to lower average selling prices of approximately 11%, offset by higher volume of about 10%. The largest change in selling prices was in MDF (approximately 18% lower) which is due to new industry capacity without a significant change in demand. For the six month period, the decrease in sales was caused primarily by approximately 13% lower average selling prices (for the same reason discussed above) with no significant change in volume.

    Sales in the other building products category have remained virtually unchanged in the second quarter of 1996 compared to 1995. However, the mix of products sold within the category changed with significantly lower chip sales (due to lower sawmill production and lower chip prices) offset by increases in engineered wood products and other products. For the six month periods, the decrease in chip sales was not completely offset by increases in sales for other products.

    The increase in building products operating profit in the second quarter of 1996 over 1995 is primarily due to lumber. Higher sales prices (discussed above) combined with lower log costs turned lumber profits from a loss in 1995 to a profit in 1996. Lower margins, due to lower per unit sales prices (discussed above) in structural panel products, industrial panel products and other building products partially offset the higher margins in lumber.

    For the first six months, the decrease in building products operating profit was caused by the lower sales prices (discussed above) for nearly all products, particularly in the first three months of the year. Raw material prices have generally been lower in 1996 than in 1995, helping to offset the decrease in selling prices. The demand for wood chips has decreased in 1996, which has reduced by-product income particularly at L-P's sawmills.

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

    Subsequent to the end of the second quarter, prices for structural panel have decreased (see following table labeled "Industry Product Price Trends"). L-P expects that prices will either remain depressed or experience significant volatility through at least the remainder of 1996 due to the excess production capacity discussed above.

Pulp Segment

                                    Quarter Ended        Six Months Ended
                                       June 30                June 30
                                ---------------------   ----------------------
                                  1996    1995  % Chg     1996    1995   % Chg
                                ------  ------  -----   ------  ------   -----
                                          (Dollar amounts in millions)

Pulp sales                      $ 40.9  $ 95.5   -57%   $ 91.4  $191.2    -52%
                                ======  ======          ======  ======

Operating profit                $(30.5) $ 23.2          $(52.4) $ 42.0
                                ======  ======          ======  ======


    Pulp segment sales fell dramatically in both the second quarter and first six months of 1996 compared to 1995. Prices decreased 56 percent in the second quarter and 38 percent for the first six months from the comparable periods a year ago. Sales volumes decreased approximately 4 percent during the second quarter and 23 percent during the first six months of 1996 compared
to 1995.   Large world-wide pulp inventories at the end of 1995 have carried through the first six months of 1996, creating very weak pulp markets. Decreased volumes were the result of lower production due to the weak markets and unscheduled maintenance shut-downs.

    Pulp segment operating profits were severely impacted by the decreased sales prices, resulting in operating losses in 1996 compared to operating profit in 1995. Inventory market write-downs have also contributed to the operating losses in 1996. Raw material costs in 1996 (purchased chips and/or raw logs for chipping) for the Samoa, California and Chetwynd, British Columbia mills have been comparable to or lower than 1995. However, the mill operated by L-P's Ketchikan Pulp Company subsidiary has experienced very high raw material costs in 1996. The US Forest Service has not released adequate volume from the long-term timber supply contract which has forced KPC to obtain logs from higher-priced outside sources. More than half of the pulp operating loss in the second quarter of 1996 was attributable to KPC. See "Ketchikan Pulp Company Update" below.

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

    The excess inventory situation in the world-wide pulp markets appeared to be much less severe by the end of the second quarter, and L-P expects that prices for certain of its pulp products will increase slightly to moderately over the remainder of the year.


Unallocated Expense

    Unallocated expense decreased in the second quarter of 1996 to $6.8 million from $44.9 million in 1995. The largest factor in the decrease was that second quarter 1995 unallocated expenses included a $25 million charge for an increase in litigation-related reserves. In the second quarter of 1996, non-recurring credits of $10.0 million were taken against the unallocated expense, primarily a gain on the sale of a sawmill and related timberland in Pilot Rock, Oregon. Lower advertising expenditures and lower unreserved litigation-related expenses also contributed to the decrease. For the six month period, unallocated expenses decreased to $19.9 million from $67.6 million. This decrease was primarily related to the second quarter decrease, as well as lower stock compensation expenses. Also netted against first quarter 1996 unallocated expenses was a recovery by KPC of $5 million, plus interest, from the US Forest Service for damages sustained as a result of changes in the long-term timber supply contract.

Net Interest Income (Expense)

    L-P's interest expense (net of capitalized interest and interest income) has increased in 1996 primarily resulting from increased borrowings and lower levels of cash and cash equivalents on which L-P earns interest income.


Legal and Environmental Matters

    Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation and its potential impact on L-P.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations decreased to $87.7 million in the first six months of 1996 from $181.2 million in the first six months of 1995. The decrease was primarily caused by lower net income ($17.4 million in 1996 and $80.6 million in 1995) and by $123.4 million cash paid against accrued settlement liabilities. These cash uses were partially offset by a reduction in inventories and an increase in accounts payable and accrued liabilities.

    Cash used in investing activities decreased to $167.5 million from $193.9 million in 1995, primarily due to decreased capital expenditures. The largest portion of these capital expenditures were for new production facilities and the acquisition of Associated Chemists, Inc. Significant amounts have also been spent on environmental projects (such as pollution control equipment) and upgrades of existing production facilities. L-P is budgeting capital expenditures, including timber and logging road additions, for all of 1996 of approximately $300 million.

    Cash provided by financing activities for the first six months of 1996 was $58.6 million compared to cash used by financing activities in the same period in 1995 of $214.0 million. In 1996, L-P had net new borrowings of $82.7 million compared with net repayments in 1995 of $62.0 million. In 1996, L-P has not purchased any treasury shares compared to $120.2 million of purchases in 1995.

    Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally payments for siding litigations costs), total $277.1 million at June 30, 1996, of which $100 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. L-P has been named as a defendant in other litigation for which reserves have not been established. See "Legal Proceedings" for a description of certain pending legal proceedings.

    L-P continues to be in a strong financial condition with $54.2 million of cash and cash equivalents and a low ratio of long-term debt as a percent of total capitalization. Although cash and cash equivalents decreased, existing amounts, combined with borrowings available under L-P's $300 million revolving credit facility and cash to be generated from operations are expected to be sufficient to meet projected cash needs including the payments related to the siding litigation costs referred to above. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.


Ketchikan Pulp Company Update

    Ketchikan Pulp Company (KPC) is a wholly-owned subsidiary of the registrant. KPC operates a dissolving pulp mill and two sawmills in Southeast Alaska and has a long-term timber cutting contract with the U.S. Forest Service (USFS) on the Tongass National Forest which is intended to supply approximately 75 percent of the wood fiber requirements of the manufacturing facilities. The contract is a 50-year contract expiring in 2004.

    In November, 1990, Congress passed the Tongass Timber Reform Act (TTRA) which made a number of unilateral modifications to the long-term contract and which required the USFS to incorporate those modifications in a revised contract document (the Unilateral Terms). TTRA and the Unilateral Terms have caused KPC to incur substantial additional costs and have disrupted the continuity of operations by, among other things, leading to a failure on the part of the USFS to provide the timber volumes specified in the contract. These issues are currently the subject of three claims filed against the USFS in the United States Court of Federal Claims which seek in excess of $200 million. In addition, KPC has been prosecuting two additional claims against the USFS in the same court which deal with contract issues predating TTRA and the Unilateral Terms. One of these two claims was recently concluded with KPC receiving a total payment of $6.1 million. The other claim seeks in excess of $30 million. None of the claims currently in litigation have been recorded for financial reporting purposes.

    Following a concerted effort by KPC, citizens of Southeast Alaska, the Governor, and legislators of Alaska, legislation has been introduced in Congress which would extend the contract term 15 years beyond the current expiration date and revise the contract language to provide relief from a number of the problems and hardships caused by TTRA and the Unilateral Terms.

    KPC's pulp mill has been the subject of certain water and air compliance issues during the late 1980's and early 1990's. In 1995, KPC entered into a civil consent decree, which is further described under the Legal Proceedings section of this report, requiring KPC to complete certain capital projects at the pulp mill. In addition, management plans numerous other capital projects in the next several years to modernize and improve the efficiency of the mill. These projects could total up to $200 million.

    Management cannot assess the probability of enactment of the legislation, but without such resolution, the future operations of KPC are in doubt. If KPC is forced to close its facilities permanently, it would be required to record a charge currently estimated at $125 to $150 million for the write-down of the net book value of its facilities and other shutdown costs. Management also cannot assess the probability of success in resolving current and any future claims for damages against the USFS.

               Sales and Operating Profit by Major Product Group
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)



                                        Quarter Ended         Six Months Ended
                                           June 30,                June 30,
                                      ------------------    ------------------
                                         1996      1995        1996      1995
                                       -------   -------    --------   -------

Sales:
  Structural panel products            $ 280.2   $ 264.2    $  514.2  $  526.1
  Lumber                                 164.2     175.2       302.6     327.2
  Industrial panel products               51.3      53.0        97.9     111.5
  Other building products                121.7     121.4       236.3     240.1
                                       -------   -------    --------  --------
  Total building products                617.4     613.8     1,151.0   1,204.9
  Pulp                                    40.9      95.5        91.4     191.2
                                       -------   -------    --------  --------
    Total sales                        $ 658.3   $ 709.3    $1,242.4  $1,396.1
                                       =======   =======    ========  ========

Export sales                           $  58.3   $ 129.1    $  137.8  $  256.4
                                       =======   =======    ========  ========


Operating profit:
  Building products                    $  72.3   $  63.3    $  102.3  $  153.7
  Pulp                                   (30.5)     23.2       (52.4)     42.0

                                       -------   -------    --------  --------
    Total operating profit                41.8      86.5        49.9     195.7

Unallocated expense, net                  (6.8)    (44.9)      (19.9)
(67.6)
Interest income (expense), net             (.5)       .3         (.5)      1.1

                                       -------   -------    --------  --------
Income before taxes and
 minority interest                     $  34.5   $  41.9    $   29.5  $ 129.2
                                       =======   =======    ========  ========

                         Summary of Production Volumes
                Louisiana-Pacific Corporation and Subsidiaries
              (Volume amounts stated in millions unless otherwise
                  noted and as a percent of normal capacity)




                               Quarter Ended            Six Months Ended
                                  June 30                   June 30
                          -----------------------     -----------------------
                             1996          1995          1996         1995
                          ----------    ---------     ----------   ----------

Oriented strand board,
  sq ft 3/8" basis        1,034   85%    875   96%    1,862   84%  1,690   92%

Softwood plywood,
  sq ft 3/8" basis          423  110     334   82       832  108     658   81

Lumber, board feet          326   79     352   58       608   74     693   57

Medium density
  fiberboard,
  sq ft 3/4" basis           55   98      55   97       102   91     108   96

Particleboard,
  sq ft 3/4" basis           89   99      84   93       170   94     174   97

Hardboard,
  sq ft 1/8" basis           57  104      56  101       111  101     105   96

Hardwood veneer,
  sq ft surface
  measure                    56   90      61   98       106   85     134  107

Pulp, thousand
  short tons                121   84     132   88       208   72     267   89

Chips, thousand BDU's       402          458            824          930

                         Industry Product Price Trends
                Louisiana-Pacific Corporation and Subsidiaries




                                  OSB     Plywood       Lumber   Particleboard
                          -----------    --------    ---------   -------------
                           N. Central    Southern
                          7/16" basis     Pine 1/2     Framing
                                24/16       basis       lumber          Inland
                                 span         CDX    composite      Industrial
                               rating       3 ply       prices      3/4" basis
                          -----------    --------    ---------   -------------
Annual Average
1991                              148         191          236             198

1992                              217         248          287             200

1993                              236         282          394             258

1994                              265         302          405             295

1995                              245         303          337             290

1995 Second Quarter Average
                                  210         303          317             295


1996 First Quarter Average
                                  191         254          341             277


1996 Second Quarter Average
                                  203         246          393             277


Weekly Average
July 3                            175         230          390             277

July 12                           185         238          396             277

July 19                           185         240          401             277

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

    KPC has entered into an agreement with the United States Department of Justice settling alleged violations of the Clean Air Act involving a waste wood incinerator at KPC's Annette Island, Alaska, cant mill. Pursuant to the agreement, KPC paid a civil penalty of $359,000.

    In March 1996, an information was filed in the United States District Court for the Eastern District of Washington charging L-P with two misdemeanor counts related to alleged record-keeping violations in connection with the disposal by an independent contractor of transformers from a mill owned by L-P in 1991.

    The USFS has named KPC as a potentially responsible party for clean-up costs related to a landfill near Thorne Bay, Alaska. The USFS has indicated clean-up costs may range up to $5 million.

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


Colorado Criminal Proceedings

    L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant. In 1995, additional subpoenas were issued requiring the production of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA-The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. L-P is now facing 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program. No trial date has been set.

    In December 1995, L-P received a notice of suspension from the United States Environmental Protection Agency ("EPA") stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from L-P's Northern Division. L-P is negotiating to have the EPA suspension lifted or modified based on positive environmental programs actively underway. While negotiations are continuing, the EPA has approved a preliminary agreement limiting the prohibition to L-P's Montrose, Colorado, facility for a period of six months in recognition of L-P's environmental compliance efforts. Under recently revised regulations of the United States Department of Agriculture, the EPA suspension will also have the effect of prohibiting L-P's Montrose facility from purchasing timber directly, but not indirectly, from the United States Forest Service.

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

    A settlement of one of the OSB siding class actions has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed with attorneys representing the class that if the national class settlement in the federal court in Oregon described below becomes final, then the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement. Class members will be entitled to make claims for up to five years after October 4, 1995. As of July 15, 1996, approximately
16,000 claims forms had been requested and mailed; approximately
7,800 completed claims forms had been returned, and approximately 6,700 inspections had been completed; this resulted in approximately 5,000 allowed claims, approximately 4,500 of which had been paid at an aggregate cost of approximately $15 million (including adjustments to deductions to conform to the national settlement).

    In April 1996, the United States District Court for the District of
Oregon approved an amended settlement agreement between L-P and attorneys representing a nationwide class composed of all persons who own, who have owned, or who subsequently acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opt out of the settlement and persons who are members of the settlement class in the Florida litigation. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator and currently estimated to be in the range $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB siding at each claimant's property in accordance with a specified protocol. There will be no adjustment to settlement payments for improper maintenance or installation.

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

    If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB siding or damage to utility grade OSB siding (sold without any express warranty), both of which are the subject of additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P will be required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage, any amounts of arbitration awards in excess of the amounts calculated under the settlement protocol, and certain other costs. As of July 15, 1996, approximately
$23 million of the first year's $100 million installment had been spent to cover class notification costs and prior claims costs, including interim payments advanced to homeowners in urgent circumstances. By that date, approximately 53,000 claims forms had been requested and mailed; inspections and claims payments were at a very early stage.

    Potential members of the settlement class were entitled to opt out of the settlement class until May 27, 1996. Approximately 1,400 opt out notices were timely submitted; this has resulted in numerous additional claims being filed by those who opted out, predominantly by owners/developers of commercial properties. An appeal from the court's order approving the settlement has been filed.

    L-P maintains reserves for the estimated costs of these siding settlements, although, as with any estimate, there is uncertainty concerning the actual costs to be incurred. The discussion above notes some of the factors, in addition to the inherent uncertainty of predicting the outcome of claims and litigation, that could cause actual costs to vary materially from current estimates.


Other OSB Matters

    Three separate purported class actions on behalf of owners and purchasers of properties in which L-P's OSB panels are used for flooring, sheathing, or underlayment have been consolidated in the United States District Court for the Northern District of California under the caption Agius v. Louisiana-Pacific Corporation. The actions seek damages and equitable relief for alleged fraud, misrepresentation, breach of warranty, negligence, and improper trade practices related to alleged improprieties in testing, APA certification, and marketing of OSB structural panels, and alleged premature deterioration of such panels. A separate state court action entitled Carney
v. Louisiana-Pacific Corporation is pending in the Superior Court of the State of California for the City and County of San Francisco, seeking relief under California consumer protection statutes based on similar allegations.

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

Item 4.   Submission of Matters to a Vote of Security-Holders

    The Registrant held its annual meeting of stockholders on May 6, 1996.
The following summarizes the matters voted upon at the meeting and the results of the voting:

    Directors elected for a term of office expiring 1999:


Name of Director
 Withheld               Shares Voted For         Shares Individually
- ----------------        ----------------         -------------------
Pierre S. du Pont          86,198,168                    1,238,186
William E. Flaherty        87,352,132                       84,222
Donald R. Kayser           86,451,892                      984,462



                                               Shares       Shares        Broker
Description of Proposal           Shares For   Against     Abstained     Non-Votes
- -----------------------           ----------   -------     ---------     ---------
Approval of performance
goals under a performance-
based incentive bonus plan
                                   83,317,938  5,843,480     724,575            0
Approval of 1996 Employee
Stock Purchase Plan
                                   82,575,452  6,819,786     490,755            0
Approval of Arthur
Andersen LLP as auditors
for 1996
                                   89,241,266    329,763     490,755            0
Stockholder proposal
relating to classification
of the board of directors
                                   31,976,109 41,980,052   1,276,161   14,653,671
Stockholder proposal
related to personal
liability of directors
                                    7,472,026 66,354,455   1,405,841   14,653,671
Stockholder proposal
relating to compensation
and workplace policies              5,476,713 66,883,181   2,872,428   14,653,671

Item 6.     Exhibits and Reports on Form 8-K.

      (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                                    LOUISIANA-PACIFIC CORPORATION




                                    By    /s/ WILLIAM L. HEBERT
                                          William L. Hebert
                                          Vice President - Treasurer
                                            and Controller
                                          (Principal Financial Officer)



DATED:  August 14, 1996

                                 EXHIBIT INDEX


Exhibit Number                Description of Exhibit
- --------------                ----------------------
      3.B                     Bylaws of the Registrant as amended to date

      10.A                    Performance-Based Incentive Bonus Plan

      10.B                    Performance-Based Incentive Bonus Award

      11 Calculation of Net Income Per Share for the Three Months Ended June 30, 1996

      27                      Financial Data Schedule