Form 10-Q
period 1996-09-30
LOUISIANA PACIFIC CORP
filed 1996-11-14
CIK 60519

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For Quarterly Period Ended September 30, 1996
                         Commission File Number 1-7107


                         LOUISIANA-PACIFIC CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                               93-0609074
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)


              111 S.W. Fifth Avenue, Portland, Oregon  97204-3699
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock: 108,741,236 shares of Common Stock, $1 par value, outstanding as of September 30, 1996.

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

PART I
FINANCIAL INFORMATION


Item 1.     Financial Statements.


                   Consolidated Summary Statements of Income
                Louisiana-Pacific Corporation and Subsidiaries
           (Dollar amounts in millions except per share) (Unaudited)


                                 Quarter Ended         Nine Months Ended
                                 September 30,           September 30,
                               -----------------      -------------------
                                 1996      1995          1996      1995
                               -------   -------      --------   --------
Net sales                      $ 676.3   $ 776.8      $1,918.7   $2,172.9
                               -------   -------      --------   --------
Costs and expenses:
Cost of sales                    565.3     590.8       1,617.0    1,709.6
Depreciation, amortization
 and depletion                    52.4      57.9         147.4      150.8
Selling and administrative        36.7      29.1         102.4       85.4
Settlement charges and
 other unusual items, net        350.0     366.6         350.0      366.6
Interest expense                   4.9       1.2           9.2        5.2
Interest income                   (1.0)     (1.5)         (4.8)      (6.6)
                               -------   -------      --------   --------
Total costs and expenses       1,008.3   1,044.1       2,221.2    2,311.0
                               -------   -------      --------   --------
Income (loss) before taxes and
 minority interest              (332.0)   (267.3)       (302.5)    (138.1)
Provision (benefit) for
 income taxes                   (128.2)   (108.6)       (117.1)     (61.6)
Minority interest in
 net income (loss) of
 consolidated subsidiaries         (.4)       .4            .6        2.0
                               -------   -------      --------   --------
Net income (loss)              $(203.4)  $(159.1)     $ (186.0)  $  (78.5)
                               =======   =======      ========   ========

Net income (loss) per share    $ (1.89)  $ (1.48)     $  (1.73)  $   (.73)
                               =======   =======      ========   ========
Cash dividends per share       $   .14   $   .14      $    .42   $   .405
                               =======   =======      ========   ========

                      Consolidated Summary Balance Sheets
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)



                                          Sept. 30, 1996       Dec. 31, 1995
                                          --------------       -------------

Cash and cash equivalents                       $   53.7            $   75.4
Accounts receivable, net                           143.8               128.7
Inventories                                        258.5               317.7
Prepaid expenses                                    11.2                14.3
Deferred income taxes                               82.4                82.4
                                                --------            --------
     Total current assets                          549.6               618.5
                                                --------            --------
Timber and timberlands                             657.4               689.6
Property, plant and equipment                    2,499.9             2,592.5
Less reserves for depreciation                  (1,192.7)           (1,140.2)
                                                --------            --------
Net property, plant and equipment                1,307.2             1,452.3
Other assets                                        72.4                45.0
                                                --------            --------
     Total assets                               $2,586.6            $2,805.4
                                                ========            ========

Current portion of long-term debt               $   40.3            $   38.6
Short-term notes payable                            37.2                98.3
Accounts payable and accrued liabilities           240.7               161.6
Current portion of contingency reserves            115.0               150.0
Income taxes payable                                29.3                 ---
                                                --------            --------
      Total current liabilities                    462.5               448.5
                                                --------            --------
Long-term debt, excluding current portion          343.3               201.3
Deferred income taxes                               70.3               207.5
Contingency reserves, excluding current portion    216.4               250.5
Other long-term liabilities and minority interest   45.9                41.6
Stockholders' equity:
Common Stock                                       117.0               117.0
Additional paid-in capital                         473.0               472.4
Retained earnings                                1,169.7             1,400.8
Treasury stock                                    (183.9)             (192.7)
Loans to Employee Stock Ownership Trusts           (67.6)              (85.5)
Other equity adjustments                           (60.0)              (56.0)
                                                --------            --------
     Total stockholders' equity                  1,448.2             1,656.0
                                                --------            --------
     Total liabilities and equity               $2,586.6            $2,805.4
                                                ========            ========

                 Consolidated Summary Statements of Cash Flows
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)



Nine Months Ended September 30,                            1996          1995
                                                        -------       -------

Cash flows from operating activities:
  Net income (loss)                                     $(186.0)      $ (78.5)
  Depreciation, amortization and depletion                147.4         150.8
  Payments of settlement liabilities                     (169.1)          ---
  Other adjustments, including settlement charges
    and other unusual non-cash charges                    356.9         387.1
  Decrease (increase) in certain working
    capital components                                    102.9          36.5
  Increase (decrease) in deferred income taxes           (137.2)       (168.0)
                                                        -------       -------
     Net cash provided by operating activities            114.9         327.9
                                                        -------       -------
Cash flows from investing activities:
  Capital spending, including acquisitions               (220.0)       (288.1)
  Other investing activities, net                          47.2           2.5
                                                        -------       -------
     Net cash used in investing activities               (172.8)       (285.6)
                                                        -------       -------
Cash flows from financing activities:
  New borrowing, including net increase in credit line    114.5           ---
  Repayment of long-term debt                             (26.1)        (61.9)
  Increase (decrease) in short-term notes payable         (11.1)          (.3)
  Cash dividends                                          (45.1)        (43.4)
  Purchase of treasury stock                                ---        (120.2)
  Other financing activities, net                           4.0          (7.7)
                                                        -------       -------
     Net cash provided by (used in)
       financing activities                                36.2        (233.5)
                                                        -------       -------
Net increase (decrease) in cash
  and cash equivalents                                    (21.7)       (191.2)
Cash and cash equivalents at beginning of year             75.4         315.9
                                                        -------       -------
Cash and cash equivalents at end of period               $ 53.7       $ 124.7
                                                        =======       =======

                Consolidated Statements of Stockholders' Equity
                Louisiana-Pacific Corporation and Subsidiaries
           (Dollar amounts in millions except per share) (Unaudited)



                                                           Nine Months Ended
                                                          September 30, 1996
                                                        --------------------
                                                             Shares   Amount
                                                        -----------  -------

Common Stock                                            116,937,022  $ 117.0
                                                        ===========  =======

Additional Paid-in-Capital:
Beginning balance                                                    $ 472.4
Net transactions                                                          .6
                                                                     -------
Ending balance                                                       $ 473.0
                                                                     =======

Retained Earnings:
Beginning balance                                                   $1,400.8
Net income (loss)                                                     (186.0)
Cash dividends, $.42 per share                                         (45.1)
                                                                     -------
Ending balance                                                      $1,169.7
                                                                     =======

Treasury stock:
Beginning balance                                         8,588,427  $(192.7)
Shares reissued under employee
  stock plans and for other purposes                       (392,641)     8.8
                                                         ----------  -------
Ending balance                                            8,195,786  $(183.9)
                                                         ==========  =======

Loans to ESOTs:
Beginning balance                                                   $  (85.5)
Less accrued contribution                                               17.9
                                                                     -------
Ending balance                                                      $  (67.6)
                                                                     =======

Other Equity Adjustments:
Beginning balance                                                    $ (56.0)
Currency translation adjustment and
  amortization of deferred compensation                                 (4.0)
                                                                     -------
Ending balance                                                       $ (60.0)
                                                                     =======

                         Notes To Financial Statements
                Louisiana-Pacific Corporation and Subsidiaries



 1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such adjustments, except as discussed elsewhere in this report, are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1995 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.

 2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (107,320,000 in 1996 and 107,040,000 in 1995). The effect of common stock equivalents is not material.

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

 5. Reference is made to "Legal Proceedings" for a description of certain environmental litigation and other litigation and its potential impact on L-P and for a description of settlements of certain class action proceedings.

 6. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion and disclosures regarding the write-down of certain property plant and equipment and other unusual adjustments in the third quarter of 1996, included in the financial statement caption of "Settlement charges and other unusual items, net."

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


 RESULTS OF OPERATIONS

 General

       The cause of the net loss for the third quarter and first nine months of 1996 was $350.0 million of pre-tax charges ($214.6 million after tax, or $2.00 per share) to reflect the shutdown of L-P's Ketchikan Pulp Company subsidiary's pulp mill, the proposed settlement of all outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the planned fourth quarter shutdown and other costs related to certain other non-strategic facilities. Prior to the charges, L-P earned $11.2 million ($.11 per share) in the third quarter of 1996, and $28.6 million ($.27 per share) for the first nine months of 1996. This compares to third quarter 1995 earnings of $62.7 million ($.59 per share) and $143.3 million ($1.34 per share) for the first nine months of 1995. Both of the 1995 numbers are prior to a $366.6 million charge
 ($221.8 million after tax, or $2.07 per share) taken in the third quarter of 1995 primarily reflecting settlements of class action proceedings related to L-P's siding product as well as severance costs and asset write-downs. Both the building products and pulp segments have showed declines in sales in 1996 from 1995. An industry-wide oversupply of structural panel products in North America in 1996 is one of the primary causes of the building products declines. Pulp markets have also been weak this year due to high world-wide inventories. The Ketchikan Pulp Company contract issue (further discussed below) has also negatively impacted the pulp segment results.

       The registrant operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 85 percent of sales in first nine months of 1996 and 1995. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Profit by Major Product Group," "Operating Volumes" and "Industry Product Price Trends."


 Building Products Segment
                               Quarter Ended          Nine Months Ended
                               September 30,            September 30,
                           ---------------------   -------------------------
                             1996    1995  % Chg       1996     1995   % Chg
                           ------  ------  -----   --------  -------   -----
                                         (Dollar amounts in millions)
Sales:
  Structural panels        $277.6  $311.7   -11%   $  791.8  $  837.8    -5%
  Lumber                    170.3   177.7    -4%      472.9     504.9    -6%
  Industrial panel products  51.8    52.7    -2%      149.7     164.2    -9%
  Other building products   139.3   144.2    -3%      375.6     384.3    -2%
                           ------  ------          --------  --------
 Total building products   $639.0  $686.3    -7%   $1,790.0  $1,891.2    -5%
                           ======  ======          ========  ========
 Building products profit  $ 68.0  $111.3   -39%   $  170.3  $  265.0   -36%
                           ======  ======          ========  ========

      The decrease in the sales of structural panel products (plywood and oriented strand board (OSB)) was due to a 23% lower average selling price in the third quarter of 1996 compared to 1995 (18% lower for the nine month period) which resulted from an oversupply of structural panel products in North America. L-P and its competitors have opened numerous new OSB plants in 1995 and 1996 and additional plants are scheduled to open through late 1997, which has significantly increased the structural panel capacity in North America. L-P structural panel sales volumes increased in the third quarter and first nine months largely due to the start-up of new OSB production facilities in the U.S., Canada and Ireland. In October 1996, L-P announced that it will permanently close North American structural panel production facilities with an annual capacity of approximately 175 million square feet.

      Lumber sales have decreased in 1996 from 1995 for both the second quarter and first nine-month periods because of significantly lower sales volumes (approximately 18% lower for the third quarter and 12% lower for the first nine months) primarily resulting from the permanent closure of approximately 15 unprofitable sawmills (not all of these mills were producing immediately prior to their closure). L-P announced at the end of the third quarter that it would shut additional sawmills (see further discussion below). The lower volumes have been offset by higher average selling prices in 1996 (17% higher for the third quarter and 7% higher for the first nine months). Lumber markets have generally been stronger in 1996 due to a strong economy, lower U.S. production volumes and lower volumes of lumber imported from Canada.

      Industrial panel products (particleboard, medium-density fiberboard
(MDF) and hardboard) sales decreased in the third quarter and first nine months of 1996 compared to 1995 due to lower average selling prices of approximately 8% for the quarter and 12% for the nine months. Higher volumes of 8% for the quarter and 4% for the nine months, primarily due to increased production, helped to offset the lower selling prices.

      The decrease in sales in the other building products category was caused by a large decrease in the volume and average selling price of wood chips.
L-P is producing less wood chips due to lower sawmill production. Wood chip prices weakened significantly, especially on the West Coast. Increases in sales of engineered wood products, logs and other products partially offset the decreased chip revenue.

      The decrease in building products operating profit in the third quarter and first nine months of 1996 compared to 1995 is primarily due to the lower profit margins on structural panel products caused by the lower average selling prices discussed above. Raw material costs for structural panel products have generally been lower in 1996 than 1995, but not enough to offset the sales average decline. Higher profit margins for L-P's lumber products partially offset the structural panel decline.

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

      Subsequent to the end of the third quarter, prices for structural panel products, especially OSB, have decreased further (see the following table labeled "Industry Product Price Trends"). L-P expects that prices for structural panel products will either remain depressed or experience significant volatility in the foreseeable future due to the excess production capacity discussed above.

Pulp Segment

                                    Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                ---------------------   ----------------------
                                  1996    1995  % Chg     1996    1995   % Chg
                                ------  ------  -----   ------  ------   -----
                                            (Dollar amounts in millions)
Pulp sales                      $ 37.3  $ 90.5   -59%   $128.7  $281.7    -54%
                                ======  ======          ======  ======

Pulp profit (loss)              $(26.5) $ 17.9   n.m.   $(78.9) $ 59.9    n.m.
                                ======  ======          ======  ======

      Pulp segment sales fell dramatically in both the third quarter and first nine months of 1996 compared to 1995. Average selling prices decreased 54% in the third quarter and 43% for the first nine months from the comparable periods a year ago. Sales volumes decreased approximately 9 percent during the third quarter and 19% during the first nine months of 1996 compared to 1995. Large world-wide pulp inventories at the end of 1995 carried into 1996, creating very weak pulp markets. Decreased volumes were the result of lower production due to due to the weakness in the market and unscheduled maintenance shut-downs.

      Pulp segment operating profits were severely impacted by the decreased sales prices, resulting in operating losses in 1996 compared to operating profits in 1995. Inventory market write-downs have also contributed to the operating losses in 1996. Raw material costs in 1996 (purchased chips and/or raw logs for chipping) for the Samoa, California and Chetwynd, British Columbia mills have been lower than in 1995, particularly at Samoa. However, the mill operated by L-P's Ketchikan Pulp Company subsidiary has experienced very high raw material costs in 1996. The US Forest Service has not released adequate volume from KPC's long-term timber supply contract which has forced KPC to obtain logs from higher-priced outside sources. Approximately two-thirds of the third quarter pulp operating loss was attributable to KPC. The company has announced that it will shut down the KPC pulp mill by the end of March 1997. See "Ketchikan Pulp Company Update" below.

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

      Since the end of the third quarter, market pulp prices have decreased. Indicators of future prices are mixed.


Unallocated Expense

      Unallocated expense decreased in the third quarter of 1996 to $19.6 million from $30.2 million in 1995 and for the nine month periods to $39.5 million from $97.8 million. In 1995, this category included charges for siding-related claims and litigation costs prior to the reserve taken at the end of the third quarter. Also, in the second quarter of 1996, a $10 million credit was taken against this expense related to the sale of a sawmill and timberlands. Additionally, stock compensation expenses and advertising expenditures have been lower in 1996.


Settlement Charges and Other Unusual Items, Net

      In 1996, L-P recorded pre-tax charges of $350.0 million ($214.6 million after tax, or $2.00 per share) to reflect the shutdown of L-P Ketchikan Pulp Company subsidiary's pulp mill, the proposed settlement of all outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the planned fourth quarter shutdown and other costs related to certain other non-strategic facilities. Each of the components of the charge is discussed separately below.

      The charge for the shut-down of the Ketchikan Pulp mill includes the company's best estimates of all costs related to the closing of all operations including the write-down of property, plant and equipment to estimated salvage value, severance costs, inventory write-downs, environmental and general property clean-up and certain other costs.

      L-P reached an agreement in principle in October to settle, on behalf of all defendants, all outstanding shareholder securities class action claims brought in 1995 against the company and four former and current officers. The settlement calls for a payment of approximately $65 million, of which approximately $20 million will be covered by insurance. L-P also reserved additional amounts related to other outstanding litigation, including plaintiffs who have opted-out of the siding class action settlements.

      As part of L-P's ongoing evaluation of all its facilities, management has developed plans for the closure or sale of certain manufacturing facilities including some sawmills, structural panel products plants and other plants. The facilities have been written down to their estimated salvage or sales value. Where appropriate, reserves were also taken for severance costs and environmental and other closure costs.

      Breaking the charge down by segment, of the total $350 million, $170.5 million related to the pulp segment, $134.5 million related to the building products segment (including litigation costs related to building products) and $45.0 million was not allocable to any segment. Broken down by type of expense, of the total charge, $187.8 million related to property and equipment write-downs, $19.2 million related to inventory write-downs, and $143.0 million related to reserves taken for severance and other shut-down costs and litigation costs. The facilities covered by the shut-down charge incurred operating losses of approximately $55 million through the first nine months of 1996, of which approximately $40 million related to pulp segment assets and $15 million related to building products related assets.

      The charge taken in the third quarter of 1995 of $366.6 million included $345 million reserved for class action settlements related to the company's siding product, as well as asset write-downs for the closure or sale of certain facilities (primarily sawmills) and certain severance charges. A gain on the sale of a non-strategic asset was netted against this charge.


Interest Income (Expense)

      L-P's interest expense (net of interest income and capitalized interest) has increased in 1996 primarily as a result of increased borrowings and lower levels of cash equivalents on which L-P earns interest income.

Legal and Environmental Matters

      Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation and its potential impact on L-P.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operations decreased approximately 65 percent in the first nine months of 1996 compared to 1995 to $114.9 million from $327.9 million. This resulted primarily from cash payments of settlement liabilities and lower net income. These cash uses were partially offset by a reduction in inventories and an increase in accounts payable and accrued liabilities.

      Cash used in investing activities decreased to $172.8 million in 1996 from $285.6 million in 1995, primarily due to decreased capital expenditures. Cash provided by the sale of a sawmill and related timberland also reduced 1996 net cash used for investing activities. The largest portion of the 1996 capital expenditures are for new production facilities and the acquisition of Associated Chemists, Inc. Significant amounts have also been spent on environmental projects (such as pollution control equipment) and upgrades of existing production facilities. L-P is budgeting capital expenditures, including timber and logging road additions, for all of 1996 of $250 million to $300 million.

      Cash provided by financing activities for the first nine months of 1996 was $36.2 million compared to cash used in financing activities in the same period in 1995 of $233.5 million. In 1996, L-P had net new borrowings of $77.3 million compared with net repayments of $62.2 million in 1995

      L-P continues to be in a strong financial condition with $53.7 million of cash and cash equivalents and a relatively low ratio of long-term debt as a percent of total capitalization. Although cash and cash equivalents decreased in the first nine months of the year, existing cash and cash equivalents combined with borrowings available under L-P's $300 million revolving credit facility and cash generated from operations are expected to be sufficient to meet projected cash needs including the payments related to siding and other litigation. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.


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

      In November 1990, Congress passed the Tongass Timber Reform Act (TTRA) which required a number of unilateral modifications to the long-term contract and which required the USFS to incorporate those modifications in a revised contract document (the Unilateral Terms). TTRA and the Unilateral Terms have caused KPC to incur substantial additional costs and have disrupted the continuity of operations by, among other things, leading to a failure on the part of the USFS to provide the timber volumes specified in the contract. These issues are currently the subject of three claims filed against the USFS in the United States Court of Federal Claims which seek in excess of $200 million. In addition, KPC has been prosecuting two additional claims against the USFS in the same court which deal with contract issues predating TTRA and the Unilateral Terms. One of these two claims was concluded earlier this year with KPC receiving a total payment of $6.1 million. The other claim seeks in excess of $30 million. None of the claims currently in litigation have been recorded for financial reporting purposes.

      Despite a concerted effort by KPC, citizens of Southeast Alaska, the Governor, and legislators of Alaska, Congress and the Clinton Administration failed to agree on legislation which would have extended the contract term 15 years beyond the current expiration date and would have revised the contract language to provide relief from a number of the problems and hardships caused by TTRA and the Unilateral Terms. Therefore, in early October, L-P and KPC announced that the pulp mill would be permanently shut down by the end of March 1997 and recorded a charge against earnings, as discussed above, to cover the estimated costs of the shut down. L-P will likely increase its claims against the USFS as a result of this shut down. KPC has entered into negotiations with the Department of Agriculture to determine the feasibility of continuing to run its two sawmills for two more years, but cannot assess the probability of success in reaching an agreement.

                    Sales and Profit by Major Product Group
                Louisiana-Pacific Corporation and Subsidiaries
                   (Dollar amounts in millions) (Unaudited)




                                        Quarter Ended        Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    ------------------
                                         1996      1995        1996      1995
                                       -------   -------    --------   -------

Sales:
  Structural panel products            $ 277.6   $ 311.7    $  791.8  $  837.8
  Lumber                                 170.3     177.7       472.9     504.9
  Industrial panel products               51.8      52.7       149.7     164.2
  Other building products                139.3     144.2       375.6     384.3
                                       -------   -------    --------  --------
  Total building products                639.0     686.3     1,790.0   1,891.2
  Pulp                                    37.3      90.5       128.7     281.7
                                       -------   -------    --------  --------
    Total sales                        $ 676.3   $ 776.8    $1,918.7  $2,172.9
                                       =======   =======    ========  ========

  Export sales                         $  59.0   $ 118.6    $  196.8  $  375.0
                                       =======   =======    ========  ========


Profit:
  Building products                    $  68.0   $ 111.3    $  170.3  $  265.0
  Pulp                                   (26.5)     17.9       (78.9)     59.9
  Settlement charges and
    other unusual items, net*           (350.0)   (366.6)     (350.0)
(366.6)
  Unallocated expense, net               (19.6)    (30.2)      (39.5)
(97.8)
  Interest income (expense), net          (3.9)       .3        (4.4)      1.4
                                       -------   -------    --------  --------
Income (loss) before taxes and
 minority interest                     $(332.0)  $(267.3)   $ (302.5) $
(138.1)
                                       =======   =======    ========  ========



* In 1996, of the total $350.0 million charge, $170.5 million relates to the pulp segment and $134.5 million relates to the building products segment.

      In 1995, the substantial majority of the $366.6 million charge related to class action settlements concerning the company's siding product and therefore would be primarily allocated to building products.

                               Operating Volumes
                Louisiana-Pacific Corporation and Subsidiaries
          (Volume amounts stated in millions, unless otherwise noted, and as a percent of normal capacity)



                           Quarter Ended           Nine Months Ended
                           September 30               September 30
                        -------------------     -----------------------
                          1996       1995          1996         1995
                        --------   --------     ----------   ----------

Oriented strand board,
  sq ft 3/8" basis    1,131   93%  886   97%    2,993   87%  2,576   94%

Softwood plywood,
  sq ft 3/8" basis      420  109   418  103     1,252  109   1,076   88

Lumber, board feet      287   70   370   61       894   72   1,063   59

Medium density
  fiberboard,
  sq ft 3/4" basis       56  100    48   86       158   94     156   92

Particleboard,
  sq ft 3/4" basis       89   99    81   90       259   96     255   94

Hardboard,
  sq ft 1/8" basis       56  102    54   97       167  102     160   97

Hardwood veneer,
  sq ft surface
  measure                55   89    49   78       161   86     182   97

Pulp, thousand
  short tons            111   77   124   83       319   73     390   87

Chips, thousand BDU's   392        492          1,216        1,421

                             Industry Product Price Trends
                    Louisiana-Pacific Corporation and Subsidiaries


                             OSB        Plywood          Lumber      Particleboard
                     -----------       --------       ---------      -------------
                      N. Central       Southern
                     7/16" basis       Pine 1/2"        Framing
                           24/16          basis          lumber             Inland
                            span            CDX       composite         Industrial
                          rating          3 ply          prices         3/4" basis
                     -----------       --------       ---------      -------------
Annual Average
1991                        148            191             236                198
1992                        217            248             287                200
1993                        236            282             394                258
1994                        265            302             405                295
1995                        245            303             337                290

1995 Third Quarter Average
                            276            320             333                276
1996 Second Quarter Average
                            203            246             393                277
1996 Third Quarter Average
                            198            261             426                277

Weekly Average
October 4                   168            272             408                277
October 11                  155            270             409                277
October 18                  154            270             422                277


PART II
OTHER INFORMATION


Item 1.     Legal Proceedings.

      The following sets forth the current status of certain legal proceedings:


Environmental Proceedings

      In March 1995, L-P's subsidiary Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. Under the agreements, KPC entered into a civil consent decree and pled guilty to one felony and thirteen misdemeanor violations of the Clean Water Act. The settlement required KPC to pay civil and criminal penalties of $6.0 million, of which $1.75 million was suspended in consideration of KPC's expenditures and ongoing efforts to improve its operations. The penalties were substantially reserved for at December 31, 1994. KPC also agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. With the impending closure of the pulp mill, KPC is currently seeking the EPA's and court's guidance regarding the necessity of these expenditures. KPC has also agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditures. At this time, the company cannot estimate what portion, if any, of the clean-up expenditures will be required. KPC is also negotiating with the state and EPA to conduct investigative and clean-up activities at the pulp mill following shut-down. Anticipated costs for these activities are unknown at this time.

      The USFS has named KPC as a potentially responsible party for clean-up costs related to a landfill near Thorne Bay, Alaska. The USFS has indicated clean-up costs may range up to $5 million.

      In March 1996, an information was filed in the United States District Court for the Eastern District of Washington charging L-P with two misdemeanor counts related to alleged record-keeping violations in connection with the disposal by an independent contractor of transformers from a mill owned by L-P in 1991. The parties have reached an agreement in principle to settle this matter with a civil fine of $200,000.

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

      In December 1995, L-P received a notice of suspension from the United States Environmental Protection Agency ("EPA") stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from L-P's Northern Division. L-P is negotiating to have the EPA suspension lifted or modified based on positive environmental programs actively underway. While negotiations are continuing, the EPA has approved a preliminary agreement limiting the prohibition to L-P's Montrose, Colorado, facility for an interim period in recognition of L-P's environmental compliance efforts. Under recently revised regulations of the United States Department of Agriculture, the EPA suspension will also have the effect of prohibiting L-P's Montrose facility from purchasing timber directly, but not indirectly, from the United States Forest Service.

      L-P maintains a reserve for its estimate of the minimum cost of the Montrose criminal proceedings, although as with any estimate, there is uncertainty concerning the actual costs to be incurred. At the present time, L-P cannot predict whether or to what extent the circumstances described above will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such current or future proceedings. However, the resolution of the above matters could have a materially adverse impact on L-P.


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

      A settlement of one of the OSB siding class actions has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed with attorneys representing the class that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described below. Class members will be entitled to make claims for up to five years after October 4, 1995. As of October 31, 1996, approximately 20,000 claims forms had been requested and mailed; approximately
10,700 completed claims forms had been returned, and approximately 9,400 inspections had been completed; this resulted in approximately 7,500 allowed claims, approximately 6,800 of which had been paid at an aggregate cost of approximately $23 million (including adjustments to deductions to conform to the national settlement).

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

      L-P is required to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million (paid in June 1996), $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) equals or exceeds
$275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of (i) 50 percent of the aggregate sum of all remaining unfunded approved claims or (ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement.

      If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB siding or damage to utility grade OSB siding (sold without any express warranty), both of which are the subject of additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P will be required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage, any amounts of arbitration awards in excess of the amounts calculated under the settlement protocol, and certain other costs. As of October 31, 1996, approximately
$76 million of the first year's $100 million installment remained, after accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and a small number of claims under the settlement. By that date, approximately 71,000 claims forms had been requested and mailed and approximately 28,000 claims had been submitted; inspections and claims payments were at a very early stage.

      Potential members of the settlement class were entitled to opt out of the settlement class until May 27, 1996. Approximately 1,400 opt out notices were timely submitted, including about 1,200 individual property owners (most of whose claims have subsequently been resolved) and about 200 developers/owners of commercial properties; this has resulted in numerous additional claims being filed by those who opted out, predominantly by owners/developers of commercial properties. An appeal from the court's order approving the settlement has been resolved and the settlement is now final.

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


Stockholder Actions

      In October 1996, L-P announced that it had reached an agreement in principle with plaintiffs' attorneys to settle on behalf of all defendants pending securities class actions in which L-P and certain of its present and former executive officers were named as defendants. The actions were brought on behalf of various purported classes of purchasers of L-P's common stock and were consolidated in the United States District Court for the District of Oregon under the caption In Re Louisiana Pacific Corp. Securities Litigation, Civil Action No. 95-707-JO. Plaintiffs were seeking to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. The proposed settlement, which was entered into without any admission of liability by any defendant, provides for payment by L-P of approximately $65 million, of which approximately $20 million will be covered by insurance. The settlement is subject, among other conditions, to execution of a definitive settlement agreement, confirmatory discovery, and approval by the court.

      Five individual directors (Messrs. du Pont, Kayser, and Yeager, Ms. Hill and Mrs. Neff) and three former directors of the registrant have been named as defendants in ten stockholder derivative actions, which also name the registrant as a nominal defendant. Eight of these actions were brought in the Court of Chancery of the State of Delaware in and for New Castle County and have been consolidated under the caption In re Louisiana-Pacific Corporation Derivative Litigation, Civil Action No. 14322 (the "Delaware action"). One action, captioned Silverman, et al. v. Merlo, et al., No. 9505-03630, was brought in the Circuit Court of the State of Oregon for the County of Multnomah (the "Oregon action"). The remaining action, captioned Rand v. Merlo, et al., No. 95-Z-1511, was brought in the United States District Court for the District of Colorado (the "Colorado action"). The actions seek to recover damages from the directors on behalf of the corporation because of alleged mismanagement and breaches of fiduciary duty generally related to the various legal proceedings described above and the matters that are the subject of such legal proceedings. The individual directors, former directors, the registrant, and attorneys representing plaintiffs have entered into a memorandum of understanding concerning a proposed settlement of the derivative actions without payment by the directors or former directors or any admission of liability. The settlement recognizes the recent management changes effected by the registrant and certain other actions taken and to be taken by the registrant with respect to quality control. The proposed settlement is subject to confirmatory discovery by attorneys for plaintiffs, execution of a definitive settlement agreement, and approval by the courts.


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

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                                    LOUISIANA-PACIFIC CORPORATION




                                    By    /s/ WILLIAM L. HEBERT
                                          William L. Hebert
                                          Vice President - Treasurer
                                            and Controller
                                          (Principal Financial Officer)



DATED:  November 14, 1996

                                 EXHIBIT INDEX


Exhibit Number                Description of Exhibit

      11 Calculation of Net Income Per Share for the Nine Months Ended September 30, 1996

      27                      Financial Data Schedule