Form 10-K405
period 1996-12-31
LOUISIANA PACIFIC CORP
filed 1997-03-31
CIK 60519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              [x] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


        For the fiscal year ended                 Commission File Number
            December 31, 1996                             1-7107


                          LOUISIANA-PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                93-0609074
        (State of Incorporation)                     (I.R.S. Employer
                                                    Identification No.)

          111 S.W. Fifth Avenue              Registrant's telephone number
         Portland, Oregon  97204                   (including area code)
          (Address of principal                        503-221-0800
           executive offices)


Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange on
           Title of each class                       which registered
           -------------------                       ----------------

Common Stock, $1 par value                        New York Stock Exchange
Preferred Stock Purchase Rights                   New York Stock Exchange



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,181,885,464 as of March 13, 1997.


Indicate the number of shares outstanding of each of the registrant's classes of common stock: 109,381,671 shares of Common Stock, $1 par value, outstanding as of March 13, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE


Definitive Proxy Statement for 1997 Annual Meeting:  Part III

                                     PART I


ITEM 1.     Business

General

      Louisiana-Pacific Corporation, a Delaware corporation, is a major forest products firm headquartered in Portland, Oregon. It manufactures lumber, pulp, structural and other panel products, hardwood veneers, windows and doors, and cellulose insulation. It operates 107 facilities throughout the United States, Canada, and Ireland. It has approximately 12,000 employees. It distributes its products primarily through distributors and home centers, and to a minor extent through its own distribution centers.

      The business of Louisiana-Pacific Corporation and its wholly owned subsidiaries (except when the context otherwise requires, hereinafter referred to collectively as "the registrant" or "L-P") is generally divided into two industry segments: building products and pulp. For 1996, building products accounted for approximately 93 percent of the registrant's gross sales revenues, compared to approximately 7 percent for pulp.


Building Products

      Panel Products. The registrant manufactures plywood and a variety of reconstituted panel products, including oriented strand board ("OSB") and such other panel products as industrial particleboard, medium density fiberboard, and hardboard. In recent years, the registrant has emphasized development and expansion of its reconstituted panel product lines. While such products accounted for 15 percent of the registrant's sales in 1985, they comprised
48 percent of its sales in 1996.

      The largest consumption of panel products is for structural uses in building and remodeling such as subfloors, walls, and roofs. The total structural panel market in North America (plywood, OSB and other waferboards) is approximately 36 billion square feet annually, of which plywood currently constitutes about 21 billion square feet. In recent years, environmental pressure on timber harvesting, especially in the West, has resulted in reduced supplies and higher costs, causing many plywood mills to close permanently. The lost volume from those closed mills has been replaced by reconstituted structural panel products.

      The registrant is the largest North American producer of OSB through 16 OSB plants with an aggregate annual capacity of approximately 4.6 billion square feet, plus one overseas plant. The registrant plans to open one additional North American plant in 1997. The registrant operates seven plywood plants in the South with a combined annual capacity of 1.6 billion square feet.

      The   registrant's   other   reconstituted   panel    products--industrial
particleboard, medium density fiberboard, and hardboard--produced at a total of seven plants, are used primarily in the manufacture of furniture and cabinets.

      Lumber. The registrant is a large producer of lumber. The registrant has 13 Western (whitewood and redwood) sawmills with an annual production capacity of 1.0 billion board feet ("BBF"), while its 15 Southern sawmills have an annual production capacity of .5 BBF. Lumber represented 25 percent of the registrant's sales revenue in 1996, down from 42 percent in 1985. The registrant's sawmills produce a variety of standard U.S. dimension lumber as well as specialty grades and sizes, primarily for the North American home building market. A sawmill in Ketchikan, Alaska, produces lumber for export in the traditional sizes used in the Japanese building industry, but has the capability of switching to standard U.S. dimensions. The registrant also operates a fingerjoint plant which produces dimension lumber from low grade and short pieces of lumber.

      Other Building Products. Eight plants in Ohio manufacture windows and doors and their various components.

      The registrant produces various hardwood veneers at a plant in Wisconsin with both rotary and sliced manufacturing processes. These veneers are sold to customers who overlay the veneers on other materials for use in paneling, furniture and cabinets.

      The registrant has three engineered I-joist plants located in California, Nevada, and North Carolina. OSB is cut into sections and used as the web for the I-joists. The registrant also produces laminated veneer lumber ("LVL") in North Carolina and Nevada. LVL is a high-grade structural product used where extra strength is required. It is also used as the flange material in I-joists. In March 1997, the registrant acquired the assets of Tecton Laminates Corp. ("Tecton"), which will significantly increase LVL and I-joist capacity.

      Nine  plants  produce  cellulose  residential   insulation  from  recycled
newspaper. This insulation has a higher R-value than comparable thicknesses of conventional fiberglass insulation. Other facilities operated by the registrant include a fiber cement shake plant, two wood chip mills, two coatings and chemical plants, a consumer electronics storage manufacturer, seven wood-treating plants, and six building materials distribution centers.


Pulp

      The  registrant  has two pulp  mills  located  in Samoa,  California,  and
Chetwynd, British Columbia, Canada, with a total annual capacity of approximately 390 thousand short tons. The Chetwynd mill utilizes a state-of-the-art mechanical pulping process and a zero effluent discharge system to produce 100 percent aspen pulp. The Samoa mill produces bleached and unbleached kraft pulp by a chlorine-free process, thereby eliminating dioxins. A third mill in Ketchikan, Alaska, produced a high-grade dissolving pulp, but was permanently closed in March 1997. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")


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

      The registrant has introduced a number of new value-enhanced products to complement its traditional lumber and panel products, such as OSB panels, siding, flooring, and a radiant barrier product known as Kool-Ply(TM). These innovative products are made from abundant smaller-diameter and affordably priced tree species, as well as treetops and mill shavings. Such trees have generally not been the target of environmentalist pressure, which has seriously restricted wood supplies for much of the industry, especially in the West. The registrant's cellulose insulation products utilize wood fiber from waste paper. The registrant believes development of these products gives it a competitive advantage through lower and more predictable supply costs.

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

Louisiana-Pacific Corporation and Subsidiaries

PRODUCT INFORMATION SUMMARY
SEE ADDITIONAL INFORMATION REGARDING INDUSTRY SEGMENTS IN NOTES TO FINANCIAL STATEMENTS.
YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)

                                                 1996         1995            1994               1993               1992
                                          -----------------------------------------------------------------------------------
SALES AND PROFIT BY MAJOR PRODUCT GROUP
---------------------------------------

SALES:  Structural panel products         $ 1,006    40%  $ 1,127    39%  $ 1,208        40%  $ 1,005        40%  $   888        41%
        Lumber                                614    25       644    23       867        28       816        33       653        30
        Industrial panel products             195     8       215     8       240         8       194         8       150         7
        Other building products               494    20       523    18       505        17       411        16       309        14
                                          -------   ---   -------   ---   -------   -------   -------   -------   -------   -------
          Building products                 2,309    93     2,509    88     2,820        93     2,426        97     2,000        92
        Pulp                                  177     7       334    12       220         7        85         3       185         8
                                          -------   ---   -------   ---   -------   -------   -------   -------   -------   -------
          Total sales                     $ 2,486   100%  $ 2,843   100%  $ 3,040       100%  $ 2,511       100%  $ 2,185       100%
                                          =======   ===   =======   ===   =======   =======   =======   =======   =======   =======
        Export sales (included above)     $   268    11%  $   457    16%  $   371        12%  $   252        10%  $   339        16%
                                          =======   ===   =======   ===   =======   =======   =======   =======   =======   =======
PROFIT: Building products                 $   174         $   346         $   636             $   562             $   364
        Pulp                                  (91)             44              (5)                (59)                (20)
        Settlement charges and other
          unusual items, net(1)              (350)           (367)            ---                 ---                 ---
        Unallocated expense, net              (52)           (121)            (72)                (70)                (47)
        Interest, net                          (8)              3               1                  (5)                (14)
                                          -------         -------          ------              ------              ------

        Income (loss) before taxes(2),
          minority interest and
          accounting changes              $  (327)        $   (95)        $   560             $   428             $   283
                                          =======         =======         =======             =======             =======


SUMMARY OF PRODUCTION VOLUMES(3)
--------------------------------

OSB, square feet 3/8" basis                4,008     86%    3,445    94%    3,404        97%    3,100       100%    2,850       101%
Softwood plywood, square feet 3/8"basis    1,613    105     1,466    90     1,604       106     1,507       105     1,405        80
Lumber                                     1,201     73     1,359    56     1,986        86     1,796        87     1,850        71
Particleboard, square feet 3/4" basis        336     93       339    94       371       106       359       106       335        93
Medium density fiberboard,
  square feet 3/4" basis                     207     92       208    93       234       106       206        93       160        97
Hardboard, square feet 1/8" basis            220    100       212    97       216       103       191        91       201        93
Hardwood veneer, square feet
  surface measure                            209     84       232    93       281       110       260       108       252        89
Pulp, short tons (thousands)                 439     76       486    81       441        72       224        37       459        72



                                              1996          1995         1994      1993   1992

INDUSTRY PRODUCT PRICE TRENDS(4)

OSB, MSF, 7/16" -- 24/16 span
  rating (North Central price)             $  184       $   245      $   265    $  236    $217
Southern pine plywood,
  MSF,1/2" CDX (3 ply)                        258           303          302       282     248
Framing lumber, composite prices, MBF         398           337          405       394     287
Industrial particleboard, 3/4" basis, MSF     184           290          295       258     200

LOGS BY SOURCE(6)
-----------------

Fee owned lands                                16%           13%          11%       12%     14%
Private cutting contracts                      14            12           14        15      15
Government contracts                            6             9            8        10      12
Purchased logs                                 64            66           67        63      59
Total log volume -- million board feet      2,432         2,818        3,138     2,940   2,856



--------------------------

(1) In 1996, of the total $350 million charge, $171 million related to the pulp segment and $134 related to the building products segment. In 1995, the substantial majority of the $367 million charge related to class
      action  settlements   concerning  the  company's  siding  product  and
      therefore would be primarily allocated to building products.

(2)   Does not include cumulative effects of accounting changes in 1993.

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


                MANUFACTURING FACILITIES AT DECEMBER 31, 1996
                ---------------------------------------------


SAWMILLS                                               METRIC 1)    NORMAL 2)
(BOARD FEET, 2 SHIFTS, 5 DAYS; *1 SHIFT, 5 DAYS)       CAPACITIES   CAPACITIES

WESTERN LUMBER (13 plants)
Annette, AK                                               112            70
Belgrade, MT                                              148            90
Big Lagoon, CA                                             33            20*
Chilco, ID                                                205           125
Deer Lodge, MT (3 shifts)                                 155            95
Fort Bragg, CA                                            114            70
Ketchikan, AK                                              98            60
Moyie Springs, ID                                         220           135
Samoa, CA                                                 163           100
Sandpoint, ID (remanufacturing)                           ---           ---
Saratoga, WY                                               82            50
Tacoma, WA                                                 98            60
Ukiah, CA                                                 163           100
SOUTHERN LUMBER (15 plants)
Bernice, LA                                                65            40*
Bon Wier, TX                                               33            20*
Cleveland, TX                                              65            40*
Eatonton, GA                                               50            30*
Evergreen, AL                                              65            40*
Hattiesburg, MS                                            65            40*
Henderson, NC                                              65            40*
Jasper, TX                                                 90            55*
Kountze, TX                                                24            15*
Lockhart, AL                                               33            20*
Marianna, FL                                               50            30*
New Waverly, TX                                            25            15*
Philadelphia, MS                                           65            40*
Statesboro, GA                                             40            25*
West Bay, FL                                               50            30*
                                                        -----         -----
Total Lumber Capacity (28 plants)                       2,376         1,455
                                                        =====         =====

                MANUFACTURING FACILITIES AT DECEMBER 31, 1996
                ---------------------------------------------

PANEL PRODUCTS PLANTS                                   METRIC 1)     NORMAL 2)
SOFTWOOD PLYWOOD PLANTS                                 CAPACITIES    CAPACITIES
(3/8-INCH BASIS, SQUARE FEET, 2 SHIFTS, 5 DAYS)
Bon Wier, TX                                                230           260
Cleveland, TX                                               250           280
Jasper, TX                                                  140           160
Logansport, LA                                              195           220
Lufkin, TX                                                  165           185
New Waverly, TX                                             230           260
Urania, LA                                                  220           250
                                                          -----         -----
Total Softwood Plywood Capacity (7 plants)                1,430         1,615
                                                          =====         =====

ORIENTED STRAND BOARD PLANTS
(3/8-INCH BASIS, SQUARE FEET, 3 SHIFTS,
7 DAYS)
Chilco, ID                                                  125           140
Carthage, TX (Start-up 4th quarter 1997)                    355           400
Corrigan, TX                                                135           150
Dawson Creek, B.C. Canada                                   335           375
Hanceville, AL                                              310           350
Hayward, WI (2 plants)                                      445           500
Houlton, ME                                                 230           260
Jackson County, GA                                          295           335
Jasper, TX                                                  355           400
Montrose, CO                                                130           145
Newberry, MI                                                115           130
Roxboro, NC                                                 335           375
Sagola, MI                                                  310           350
Silsbee, TX                                                 310           350
Swan Valley, MB, Canada                                     400           450
Tomahawk, WI                                                135           150
Two Harbors, MN                                             125           140
Waterford, Ireland                                          355           400
                                                          -----         -----
Total OSB Capacity (18 plants)                            4,800         5,400
                                                          =====         =====
MEDIUM DENSITY FIBERBOARD PLANTS
(3/4-INCH BASIS, SQUARE FEET, 3 SHIFTS, 7 DAYS)
Eufaula, AL                                                 230           130
Oroville, CA                                                 90            50
Urania, LA                                                   90            50
                                                          -----         -----
Total Medium Density Fiberboard Capacity (3 plants)         410           230
                                                          =====         =====
PARTICLEBOARD PLANTS
(3/4-INCH BASIS, SQUARE FEET, 3 SHIFTS, 7 DAYS)
Arcata, CA                                                  230           220
Missoula, MT                                                275           155
Silsbee, TX                                                 140            80
                                                          -----         -----
Total Particleboard Capacity (3 plants)                     635           360
                                                          =====         =====
HARDBOARD PLANT
(1/8-INCH BASIS, SQUARE FEET, 3 SHIFTS, 7 DAYS)
Oroville, CA                                                 62           210
                                                          =====         =====

                MANUFACTURING FACILITIES AT DECEMBER 31, 1996
                ---------------------------------------------

OTHER BUILDING PRODUCTS

HARDWOOD VENEER PLANTS                                               NORMAL 2)
(SURFACE MEASURE, SQUARE FEET, 2 SHIFTS, 5 DAYS)                    CAPACITIES
Mellen, WI (2 plants)                                                      250
                                                                         =====

WINDOW AND DOOR PLANTS (6 PLANTS)
Norton, OH (2 plants) (aluminum extrusions in lbs.)                  7,200,000
Orrville, OH (windows)                                                 125,000
Ottawa, OH (windows and doors)                                         250,000
Winesburg, OH (windows and doors)                                      180,000
Youngstown, OH (aluminum extrusions in lbs.)                         5,000,000

I-JOIST PLANTS
(LINEAR FEET; 1 SHIFT, 5 DAYS)
Fernley, NV                                                                20
Wilmington, NC                                                             25
Red Bluff, CA                                                              30
                                                                        -----
Total I-Joist Capacity (3 plants)                                          75
                                                                        =====
LAMINATED VENEER LUMBER PLANTS
(THOUSAND CUBIC FEET; 2 SHIFTS, 7 DAYS)
Fernley, NV                                                             2,500
Wilmington, NC                                                          3,100
                                                                        -----
Total LVL Capacity (2 plants)                                           5,600
                                                                        =====
FIBER GYPSUM PLANT
(1/2 INCH BASIS, MILLION SQ. FEET; 1 SHIFT, 5 DAYS)
Point Tupper, NS, Canada                                                   80
                                                                        =====
ENGINEERED WOOD PRODUCTS -- FINGERJOINT
(BOARD FEET; 2 SHIFTS, 5 DAYS; *1 SHIFT, 5 DAYS)
Deer Lodge, MT                                                             50
                                                                        =====

PULP MILLS                                                METRIC 1)    NORMAL 2)
(THOUSAND SHORT TONS, 3 SHIFTS, 7 DAYS)                   CAPACITIES  CAPACITIES
Samoa, CA                                                   195           220
Chetwynd, B.C. Canada                                       155           170
                                                          -----         -----
Total Pulp Capacity (2 plants)                              350           390
                                                          =====         =====

           MANUFACTURING AND OTHER FACILITIES AT DECEMBER 31, 1996
           -------------------------------------------------------

OTHER FACILITIES (24 PLANTS)
Cellulose insulation plants:                        Chandler, AZ; Sacramento and
                                                    San Diego, CA; Atlanta, GA;
                                                    Fort Wayne, IN; Norfolk, NE;
                                                    Bucyrus, OH; Portland, OR;
                                                    Elkwood, VA
Cement fiber shake:                                 Red Bluff, CA
Chip mills:                                         Cleveland and Moscow, TX
Coatings and chemicals:                             Portland, OR; Orangeburg, SC
Consumer electronics storage:                       Montgomery, IL
Insulated glass plant:                              Orrville, OH
Vinyl extrusion plant:                              Barberton, OH
Wood treating plants:                               Evergreen and Lockhart, AL;
                                                    Marianna, FL; Statesboro,
                                                    GA; New Waverly and
                                                    Silsbee, TX; Ukiah, CA

DISTRIBUTION CENTERS (6 LOCATIONS)
Calpella, CA                                        Chino, CA
Rocklin, CA                                         Dodge City, KS
Salina, KS                                          Conroe, TX

TOTAL FACILITIES:                                   107

Note: The capacities above are based on normal operating rates and normal production mixes. Market conditions, the availability of logs, and the nature of current orders can cause actual production rates to vary considerably from normal rates.

TIMBERLAND HOLDINGS
                                                  HECTARES       ACRES
California: Whitewoods, Fir, Pine, Redwood        194,300          480,000
Idaho: Fir, Pine                                   16,600           41,000
Louisiana: Pine, Hardwoods                         83,200          205,400
Minnesota: Hardwoods                               12,200           30,100
North Carolina: Pine, Hardwoods                       900            2,100
Texas: Pine, Hardwoods                            284,000          701,500
Wisconsin: Hardwoods                                  600            1,500
Wyoming: Whitewoods                                 1,700            4,300
                                                  -------        ---------
  Total Fee                                       593,500        1,465,900
                                                  =======        =========
--------------------------

1)    Metric capacities in thousand cubic meters

2)    Normal capacities in millions of units unless otherwise noted.


      In addition to its fee-owned timberlands, the registrant has timber cutting rights in the United States, under long-term contracts (five years and over) on approximately 13,400 acres and under contracts for shorter periods on approximately 282,900 acres, on government and privately owned timberlands in the vicinities of certain of its manufacturing facilities. L-P's Canadian subsidiary is a party to long-term timber license arrangements in Canada. Information regarding the sources of the registrant's log requirements is located under the table labeled "Logs by Source" in Item 1.

ITEM 3.     Legal Proceedings

      For a discussion of legal and environmental matters involving L-P and the potential effect on L-P, refer to the footnotes to the financial statements beginning on page 39 under the heading "Contingencies" which is incorporated herein by reference.


ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the registrant's security holders during the fourth quarter of 1996.


Executive Officers of the Registrant

      The following sets forth the name of each executive officer of the registrant (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), the age of the officer, and all positions and offices held with the registrant as of March 20, 1997:

            Mark A. Suwyn, age 54, has served as Chairman and Chief Executive Officer of L-P since January 1996. Before joining L-P, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Previously, Mr. Suwyn was Senior Vice President of E.I. du Pont de Nemours & Co. Mr. Suwyn is also a director of the registrant.

            Michael D. Hanna, age 44, joined L-P in June 1996 as Executive Vice President after serving as President of Associated Chemists, Inc., for more than five years previous.

            Stephen J. Grant, age 57, has served L-P as Senior Vice President, Compliance since August 1995. Mr. Grant previously was Senior Vice President of Morrison-Knudsen Corporation for more than four years, with responsibility for legal affairs and subsequently for certain international operations.

            William L. Hebert, age 46, has been Vice President, Treasurer and Controller and Chief Financial Officer of L-P since August 1995 and previously served as Treasurer from December 1993 to August 1995, and as Controller-Finance for more than a year before that.

            Anton C. Kirchhof, age 51, has served as the registrant's General Counsel and Corporate Secretary for more than five years.

            J. Keith Matheney, age 48, joined the registrant in March 1970 and has served as Vice President, Sales and Marketing since January 26, 1997. Mr. Matheney was General Manager--Western Division from February 1996 to January 1997 after serving as General Manager--Weather-Seal Division of the registrant from May 1994 to February 1996, and as Director of Sales and Marketing for more than five years previous.

            Warren C. Easley, age 55, joined L-P as Vice President of Technology and Quality in May 1996 after serving as Technical Manager--Nylon Division, North America for E.I. du Pont de Nemours & Co. for more than five years previous.

            Richard B. Fethers, age 43, became Director--Pulp Division of the registrant in May 1996. For more than five years previous, Mr. Fethers acted as Consultant for E.I. du Pont de Nemours & Co.

            Richard W. Frost, age 45, joined L-P in May 1996 as Vice President, Timberlands. Before that, Mr. Frost worked for S.D. Warren Company as Director of Timberlands prior to April 1992, as Vice President and Manager, Westbrook Mill, from April 1992 to September 1995, and as Vice President and General Manager, Somerset Operations for S.D. Warren Company from September 1995 to 1996.

            Karen  D.   Lundquist,   age  41,  was  named  Vice   President   of
Manufacturing in January 1997. Before joining L-P, Ms. Lundquist was an executive officer and director of Creative Breakthroughs, Inc., from the fall of 1993 to 1997, and served as its Chief Executive Officer from mid-1995 to 1997. From September 1991 to October 1993, Ms. Lundquist was a plant manager with E.I. du Pont Nemours & Co.

            All executive officers serve at the pleasure of the board of directors of L-P. Unless earlier removed by the board of directors, the officers' terms of office run until the next annual meeting of the board of directors.

                                     PART II

ITEM 5.     Market  for  Registrant's  Common  Equity  and  Related  Stockholder
            Matters

      The common stock is listed on the New York Stock Exchange, the Dow-Jones newspaper quotations symbol is "LaPac," and the ticker symbol is "LPX." Information regarding market prices for the registrant's common stock is included in the following table labeled "High and Low Stock Prices." Holders of the registrant's common stock may automatically reinvest dividends toward purchase of additional shares of the company's common stock. At March 14, 1997, L-P had approximately 23,900 stockholders of record.

ITEM 6.     Selected Financial Data


DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE           1996          1995          +/- %
---------------------------------------------------------------------------------------
ANNUAL DATA
-----------
Net sales                                           $2,486.0       $2,843.2     -12.6%
Net income (loss)                                     (200.7)         (51.7)
Net income (loss) per share                             (1.87)          (.48)
Net cash provided by operating activities               22.8          334.6     -93.2%
Capital expenditures -- plants, logging
  roads and timber (includes acquisitions)             266.0          412.6     -35.5%
Working capital                                        234.5          170.0
   Ratio of current assets to current liabilities        1.68 to 1      1.38 to 1
Total assets                                         2,588.7        2,805.4
Long-term debt, excluding current portion              458.6          201.3    +127.8%
   Long-term debt as a percent of
     total capitalization                               24.3%          10.8%
Stockholders' equity                                 1,427.6        1,656.0     -13.8%
   Per ending share of common stock                     13.13          15.28
Number of employees                                 12,000         13,000
Number of stockholders of record                    23,900         24,900



                              1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER  YEAR
--------------------------------------------------------------------------------------
1996 QUARTERLY DATA
-------------------
Net sales                       $584.1       $658.3      $676.3       $567.3   $2,486.0
Gross profit (loss) (1)           (5.0)        35.0        21.9        (20.9)      31.0
Income (loss) before taxes
  and minority interest           (5.0)        34.5      (332.0)(2)    (24.3)    (326.8)
Net income (loss)                 (3.6)        21.0      (203.4)(2)    (14.7)    (200.7)
Net income (loss) per share        (.03)         .19       (1.89)        (.14)     (1.87)
Cash dividends per share            .14          .14         .14          .14        .56

1995 QUARTERLY DATA
-------------------
Net sales                       $686.8       $709.3      $776.8       $670.3   $2,843.2
Gross profit(1)                   86.5         41.6        99.0         41.8      268.9
Income (loss) before taxes
  and minority interest           87.3         41.9      (267.3)(2)     43.3      (94.8)
Net income (loss)                 54.3         26.3      (159.1)(2)     26.8      (51.7)
Net income (loss) per share         .50          .25       (1.48)         .25       (.48)
Cash dividends per share            .125         .14         .14          .14        .545

HIGH AND LOW STOCK PRICES
-------------------------
1996 High                        $26.25       $28.13      $23.75       $23.00     $28.13
     Low                          23.00        22.13       19.63        20.63      19.63

1995 High                        $30.50       $29.00      $29.00       $27.13     $30.50
     Low                          24.75        20.88       21.88        22.00      20.88

--------------------------

(1) Gross profit is income before settlement charges and other unusual items, taxes, minority interest and interest.

(2) In the third quarter of 1996, L-P recorded a charge of $350.0 million ($215.0 million after income taxes, or $2.00 per share) related to the closure of a subsidiary's pulp mill in Ketchikan, Alaska, the settlement of all outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the planned shutdown and other costs related to certain other non-strategic facilities.

      In the third quarter of 1995, L-P recorded a charge of $366.6 million ($221.8 million after income taxes, or $2.07 per share) related to class action settlements concerning the company's siding product, severance charges and asset write-downs.


FORWARD LOOKING STATEMENTS

      Statements herein to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, production capacities, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or plans for product development, or construction of new facilities. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those set forth under the above captions, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


FIVE-YEAR SUMMARY

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)(2)

SUMMARY INCOME STATEMENT DATA              1996(4)       1995(4)         1994          1993          1992
-----------------------------             ---------     ---------       -------       -------       -------
Net sales                                $  2,486.0      $2,843.2      $3,039.5      $2,511.3      $2,184.7
Gross profit (1)                               31.0         268.9         558.6         423.6         297.5
Interest, net                                  (7.8)          2.9           1.0           5.0          14.4
Provision (benefit) for income taxes         (125.6)        (45.8)        209.8         173.2         106.2
Income (loss)(3)                             (200.7)        (51.7)        346.9         254.4         176.9
Income (loss) per share(3)                     (1.87)         (.48)         3.15          2.32          1.63
Cash dividends per share                         .56           .545          .485          .43           .39
Average shares of common stock
  outstanding (thousands)                 107,410       107,040       110,140       109,670       108,500

SUMMARY BALANCE SHEETS
----------------------
Current assets                             $  579.2      $  618.5      $  721.9      $  614.1      $  539.1
Timber and timberlands, at cost
  less cost of timber harvested               648.6         689.6         693.5         673.5         531.2
Property, plant and equipment, net          1,278.5       1,452.3       1,273.2       1,145.9       1,070.3
Other assets                                   82.4          45.0          55.1          32.8          65.4
                                           --------      --------      --------      --------      --------
Total assets                               $2,588.7      $2,805.4      $2,743.7      $2,466.3      $2,206.0
                                           ========      ========      ========      ========      ========

Current liabilities                        $  344.7      $  448.5      $  344.8      $  317.2      $  295.5
Long-term debt, excluding current portion     458.6         201.3         209.8         288.6         386.3
Deferred income taxes and other               357.8         499.6         339.7         289.1         163.2
Stockholders' equity                        1,427.6       1,656.0       1,849.4       1,571.4       1,361.0
                                           --------      --------      --------      --------      --------
Total liabilities and
  stockholders' equity                     $2,588.7      $2,805.4      $2,743.7      $2,466.3      $2,206.0
                                           ========      ========      ========      ========      ========



KEY FINANCIAL TRENDS                       1996(4)       1995(4)         1994          1993          1992
--------------------                      ---------      --------      --------      --------      --------
Working capital                            $  234.5      $  170.0      $  377.1      $  296.9      $  243.6
                                           ========      ========      ========      ========      ========


Plant and logging road additions (5)       $  244.0      $  362.9      $  286.0      $  208.4      $  161.4
Timber additions, net                          22.0          49.7          66.0          81.5          40.1
                                           --------      --------      --------      --------      --------
Total capital additions                    $  266.0      $  412.6      $  352.0      $  289.9      $  201.5
                                           ========      ========      ========      ========      ========


Long-term debt as a percent
  of total capitalization                     24%           11%           10%           16%           22%
Income as a percent of average equity(3)     -13%           -3%           20%           17%           14%


--------------------------

(1) Gross profit is income before settlement charge and unusual items, income taxes, minority interest, and interest.

(2) All per share amounts and number of shares have been retroactively adjusted for a two-for-one stock split in 1993 and a three-for-two stock split in 1992.

(3)   Does not include cumulative effects of accounting changes in 1993.

(4) In the third quarter of 1996, L-P recorded a charge of $350.0 million ($215.0 million after income taxes, or $2.00 per share) related to the closure of a subsidiary's pulp mill in Ketchikan, Alaska, the settlement of all outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the planned shutdown and other costs related to certain other non-strategic facilities.

      In the third quarter of 1995, L-P recorded a charge of $366.6 million ($221.8 million after income taxes, or $2.07 per share) related to class action settlements concerning the company's siding product, severance charges and asset write-downs.

(5)   Includes cash paid in acquisitions.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

      L-P's net losses in 1996 and 1995 primarily resulted from charges taken in the third quarter of each year. The charge in 1996 of $350.0 million pre-tax ($215.0 million after tax, or $2.00 per share) was taken to reflect the shutdown of Ketchikan Pulp Company's (wholly-owned L-P subsidiary) pulp mill, the settlement of all outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the shutdown and other costs related to certain other non-strategic facilities. The charge in the third quarter of 1995 of $366.6 million pre-tax ($221.8 million after tax, or $2.07 per share) reflected the settlements of class action proceedings related to L-P's siding product, severance charges and asset write-downs. Both charges were tax effected because all components are deductible either currently or in future years. Prior to the charges, L-P earned $14.3 million in 1996 ($.13 per share), $170.1 million in 1995 ($1.59 per share) and $346.9 million in 1994 ($3.15 per share).

      Both the building products and pulp segments suffered declines in sales and profitability in 1996. An industry-wide oversupply of structural panel products in North America was the primary cause of the decline in building products. Pulp markets remained very weak throughout 1996 due to high world-wide inventories. The Ketchikan Pulp Company contract issue (discussed further below) also negatively impacted pulp segment results in 1996. An oversupply of lumber and high raw material costs caused a sharp decline in the profitability of the building products segment in 1995 compared to the record results in 1994. Higher pulp segment earnings in 1995 partially offset the decline in building products earnings. Markets in 1994 benefited from low interest rates and a strong U.S. economy.

      Sales in 1996 were $2.49 billion, a 13 percent decline from 1995 sales of $2.84 billion. Sales in 1995 represented a 7 percent decline from 1994 record sales of $3.04 billion. L-P incurred a net loss in 1996 of $200.7 million ($1.87 per share) compared to a net loss of $51.7 million ($.48 per share) in 1995 and net income in 1994 of $346.9 million ($3.15 per share).

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

BUILDING PRODUCTS

                                                                INCREASE
                                 YEAR ENDED DEC. 31,           (DECREASE)
                              ---------------------------------------------
                              1996      1995      1994      96-95     95-94
---------------------------------------------------------------------------
                                      (DOLLAR AMOUNTS IN MILLIONS)

Sales:
Structural panel products     $1,006    $1,127    $1,208    -11%       -7%
Lumber                           614       644       867     -5%      -26%
Industrial panel products        195       215       240     -9%      -10%
Other building products          494       523       505     -6%       +4%
                              ------    ------    ------
Total building products       $2,309    $2,509    $2,820     -8%      -11%
                              ======    ======    ======

Profit                        $  174    $  346    $  636    -50%      -46%
                              ======    ======    ======


      Sales of  structural  panel  products  (plywood and oriented  strand board
(OSB)) suffered in 1996 from industry wide over-capacity. The over-capacity is the result of new OSB plants built by the industry throughout North America without a significant increase in demand. Average selling prices in 1996 fell approximately 20 percent compared to 1995 (average OSB prices fell around 26 percent). Sales volumes increased approximately 14 percent due to new OSB plants started-up in 1996, despite temporary market-related shut-downs in the fourth quarter at L-P's OSB plants. In 1995, relatively high interest rates and poor weather in key areas of the country early in the year contributed to weak markets, especially in OSB. OSB pricing was also negatively impacted by the beginnings of the excess capacity in the industry. OSB siding sales suffered beginning in 1995 from adverse publicity related to class action litigation and by a company-initiated reduction in siding production (see "settlement charges and other unusual items, net" for further discussion) and L-P has reduced the volume of OSB siding it manufactures. Average structural panel sales prices in 1995 were approximately 4 percent lower than in 1994 due to OSB market price declines which were offset by slightly higher plywood prices. Overall structural panel volume in 1995 declined by approximately 3 percent from 1994, due primarily to curtailed plywood production early in 1995 as the mills ran short of logs due to wet weather.

      Lumber sales were lower in 1996 than 1995 as a result of sales volume, which decreased approximately 12 percent. L-P has permanently closed a number of unprofitable sawmills around the country over the last year. Average selling prices rose about 9 percent in 1996 due to a strong U.S. economy, lower production volumes industry wide and lower volumes of lumber imported from Canada. In 1995, higher interest rates, poor weather and a flood of low priced Canadian lumber resulted in depressed price levels throughout the year. These factors caused L-P sawmills to operate at lower capacity levels (56 percent of capacity in 1995 compared to 86 percent in 1994). Sales volumes were off nearly 20 percent in 1995 reflecting the lower demand and a significant increase in lumber exports from Canada to the U.S., which also eroded prices. Average sales prices in 1995 declined approximately 8 percent from 1994 with sharply higher redwood prices and lower whitewood prices.

      Industrial panel sales volumes in 1996 showed slight increases compared to 1995 while prices fell approximately 11 percent. The industrial panel markets have experienced an excess of capacity, particularly in medium density fiberboard (MDF) as new plants have been brought on line. The decrease in industrial panel sales in 1995 compared to 1994 resulted from lower volumes of nearly 10 percent and a decline in average selling prices of approximately 4 percent. Demand for these products was lackluster in 1995 which caused L-P to temporarily shut down some plants.

      Other building products sales decreased in 1996 due to lower wood chip sales. L-P is producing less wood chips due to lower sawmill production and wood chip prices weakened significantly, particularly on the West Coast. Sales of other building products increased in 1995 primarily due to higher log sales from L-P's California fee lands. L-P had curtailed sawmill production and the log volumes harvested were sold on the open market. Sales from facilities which operated for a full year in 1995 and only a partial year in 1994 also contributed to the increase.

      Building products profit decreased in 1996 from 1995 due to the lower prices discussed above for structural panel products and industrial panel products. Raw material costs have generally been lower in 1996 than in 1995, but not sufficiently to offset the lower sales prices. Building products profits in 1995 were lower than in 1994 due to lower lumber and structural panel sales prices combined with increased raw material costs and lower production volumes. Log prices were higher in most areas of the country in 1995 as were wood chip prices (used in certain of L-P's panel products) because of increased demand from pulp and paper mills.

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


PULP
                                                                INCREASE
                                 YEAR ENDED DEC. 31,           (DECREASE)
                              ---------------------------------------------
                              1996      1995      1994      96-95     95-94
---------------------------------------------------------------------------
                                      (DOLLAR AMOUNTS IN MILLIONS)

Pulp sales                    $177      $334      $220      -47%       +52%
                              ====      ====      ====
Profit (loss)                 $(91)     $ 44      $ (5)     n.m.       n.m.
                              ====      ====      ====

      Pulp sales plummeted in 1996 as sales prices fell an average of 44 percent while volumes decreased about 5 percent. Large pulp inventories around the world created very weak pulp markets throughout 1996. L-P took intermittent downtime at the pulp mills during the year, which caused the volume decrease. Pulp sales increased in 1995 over 1994 due to a 59 percent increase in average selling prices in 1995. World-wide pulp markets rebounded strongly during the second half of 1994 which continued through the first nine months of 1995. Sales volume decreased in 1995 by approximately 4 percent due to intermittent production problems at the pulp mills and sharply lower demand in the fourth quarter of the year.

      After one year of profits, the pulp mills returned to losses in 1996 due to the downturn in the markets and problems experienced with the Ketchikan Pulp Company contract (see further discussion below). The pulp segment briefly returned to profitability due to the increase in sales in 1995 after incurring a loss in 1994. Raw material costs decreased in 1996 after experiencing an increase in 1995.

      L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Pulp markets remained sluggish in early 1997. L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

      L-P pulp products are sold primarily to export customers and are the major factor in L-P's export sales. Therefore, pulp sales are the primary reason for L-P's decreased export sales in 1996 and the increased export sales in 1995 both in amount and as a percent of total sales. Information regarding L-P's geographic segments and export sales are provided in the notes to financial statements under the caption "segment information."

GENERAL CORPORATE EXPENSE, NET

      General corporate expense was $52 million in 1996, after rising to an unusually high amount of $121 million in 1995. This compared to $72 million in 1994. In 1996, a $10 million credit resulting from a gain on the sale of a sawmill and related timberland was netted into this expense. The most significant factor in the 1995 increase was higher expenses associated with litigation against the company, including legal fees and increases in contingency reserves (it did not, however, include amounts recorded in the on the line item "Settlement Charges and Other Unusual Items, Net" which is discussed below). Higher franchise taxes also contributed to the 1995 increase. Partially offsetting the 1995 increases were lower compensation expenses in 1995 compared to 1994 because restricted stock plan awards, tied to the performance of the company, were not issued in 1995 (or 1996).

SETTLEMENT CHARGES AND OTHER UNUSUAL
ITEMS, NET

      In the third quarter of 1996, L-P recorded pre-tax charges of $350.0 million ($215.0 million after tax, or $2.00 per share) to reflect expected costs to be incurred in the shut-down of the pulp mill owned and operated by L-P's Ketchikan Pulp Company (KPC) subsidiary as well as the settlement of all outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the planned shut-down and other costs related to certain other non-strategic facilities.

      The charge for the shut-down of the Ketchikan Pulp mill includes the Company's best estimates of all costs related to the closing of operations including the write-down of property, plant and equipment to estimated salvage value, severance costs, inventory write-downs, environmental and general property clean- up and other costs. L-P and KPC believe the shut-down of this mill was caused by changes in economic and operating conditions as a result of modifications made to the long-term timber supply contract made by the U.S. Forest Service (USFS). These changes were required by Congress as part of the Tongass Timber Reform Act passed in 1990. KPC filed claims against the USFS which were resolved subsequent to year-end. See the Note entitled "Subsequent Events" for further information.

      In 1996, as part of the implementation of current management's strategic plan, L-P evaluated the viability of all its current operations and made plans for the closure or sale of certain other manufacturing facilities including several sawmills, structural panel products plants and other plants. The facilities have been written down to their estimated salvage or sales value. The total charge related to property and equipment write-downs, including the KPC facilities was $191.1 million. The facilities covered by this charge incurred operating losses of approximately $64 million through in 1996, of which approximately $40 million related to pulp segment assets and $24 million related to building products related assets.

      L-P reached an agreement on behalf of all defendants to settle all outstanding shareholder securities class action claims brought in 1995 against the company and four former and current officers. The agreement received court approval in February 1997 and is discussed further in the Note entitled "Contingencies." The settlement required a payment of approximately $65 million, of which approximately $20 million was covered by insurance. L-P also reserved additional amounts related to other outstanding litigation, including plaintiffs who opted out of the siding class action settlements.

      In the third quarter of 1995, L-P recorded a pre-tax charge of $366.6 million ($221.8 million after tax, or $2.07 per share). This charge included $345.0 million for class action settlements related to the Company's siding product, as well as write-downs on planned disposals by mid-1996 of certain facilities, principally sawmills. The historical results of these operations were not significant. A gain on the sale of a non-strategic asset was netted against this charge.

INTEREST, NET

      Net interest expense rose significantly in 1996 as L-P borrowed funds to cover its settlement obligations and fund capital expenditures. Less interest was capitalized in 1996 as construction projects were completed and interest income was lower due to lower levels of cash available for investing. Interest rates were also slightly higher in 1996 which contributed to the increase because most of L-P's debt has variable interest rates. L-P's debt level in 1995 decreased, resulting in lower interest expense compared to 1994. This decrease was partially offset by higher interest rates. Interest rate increases favorably impacted L-P's interest income, but that increase was partially offset by lower cash and cash equivalents balances associated with large capital expenditures and treasury stock purchases. Interest capitalized, which also lowers interest expense, had increased with the large capital expenditures in 1995.


LEGAL AND ENVIRONMENTAL MATTERS

      For a discussion of legal and environmental matters involving L-P and the potential effect on L-P, refer to the footnotes to the financial statements under the heading "Contingencies."


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operations decreased to $23 million in 1996 from $335 million in 1995 and $596 million 1994. These fluctuations primarily correlate to the company's net income or loss after adjustments for non-cash charges and changes in various working capital components. In 1996, L-P paid out more than $263 million for obligation related to litigation settlements. In 1995, log inventories increased $80 million due to higher costs and higher volumes (1994 volumes were low due to primarily weather-related factors), pulp inventories increased due to the weak markets and other building products inventories increased primarily due to the addition of a new distribution center.

      Cash used in investing activities decreased to $213 million in 1996 after increasing to $387 million in 1995 from $350 million in 1994. Capital expenditure peaked in 1995 with the addition of several new OSB plants and other projects. L-P has also spent significant amounts on environmental projects (such as pollution control equipment), upgrades of existing production facilities, timber to supply its operations and logging roads.

      L-P borrowed $263 million in 1996, resulting in net cash provided by financing activities of $142 million. Cash used in financing activities decreased to $188 million in 1995 from $191 million in 1994. The new borrowings in 1996 were used to fund capital expenditures, other debt repayments and dividends and to cover settlement obligations which operating cash did not sufficiently cover. L-P did not purchase any treasury shares in 1996 after purchasing $120 million of treasury stock in 1995 and $54 million in 1994. The company increased short-term borrowings by a net $48 million in 1995 and its joint venture in Ireland borrowed $30 million on a long-term basis toward financing the construction of a new OSB plant. Borrowings were not significant in 1994.

      In February 1997, L-P signed a new credit facility agreement with a group of banks, which added a $125 million term loan facility for L-P Canada, Ltd. to the existing $300 million revolving credit facility. The entire credit facility expires in 2002. L-P Canada Ltd. also entered into a $30 million (Canadian) short-term revolving credit agreement to fund its working capital needs. The new agreement is expected to be sufficient to meet L-P's immediate cash needs discussed below. L-P's short-term credit ratings are A-1 with Standard & Poors and D-1 with Duff & Phelps.

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

      L-P is budgeting capital expenditures, including timber and logging road additions, for 1997 of $150 million to $175 million. These expenditures are primarily to complete a new OSB plant currently under construction, continue environmental improvements to existing plants, upgrade production facilities and provide timber to operations.

      Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally payments for siding litigation settlements), total $260 million, of which $100 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described in the notes to the financial statements under the heading "Contingencies," the amounts ultimately paid in settling all of the outstanding litigation could exceed the current reserves by a material amount.

      L-P continues to be in a strong financial condition with a relatively low ratio of long-term debt as a percent of total capitalization. Although cash and cash equivalents have decreased significantly over the past two years, existing cash and cash equivalents combined with borrowings available under the credit facility, expected income tax refunds, the cash expected from the settlement of the KPC claims and cash to be generated from operations are expected to be sufficient to meet projected cash needs including the payments related to the siding litigation settlement referred to above. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.


BUSINESS OUTLOOK

STRUCTURAL PANELS

      L-P derived approximately 40 percent of its revenues and a significant portion of its building products operating profit from structural panels in 1996. After several years of predictions that significantly more structural capacity was being planned and built in North America, the impact of that excess capacity was felt with a vengeance in the fall of 1996. Prices fell over 40 percent and have stayed at that level since. These new market conditions have led to several reactions. Older, less competitive OSB mills are being closed, significant development efforts have been initiated aimed at expanding the use of OSB panels that currently penetrate only 35 percent of the total structural panel market and there has been a strong push to develop export markets. It is difficult to predict the rate of market share growth and the rate of capacity rationalization.

      Plywood volume and prices, meanwhile, have held up better than expected. Plywood offers some aesthetic and functional advantages that will retard the rate of erosion of its share by OSB. As some of the newer, improved OSB products are introduced, it will resume its market share gain versus plywood. L-P's strategies are to improve efficiencies at several of our mills to ensure they can compete for the long term.

LUMBER

      L-P derived approximately 25 percent of its revenues from lumber in 1996. Lumber prices have held up well in the slow winter season because of a relatively strong building market and the lower level of imports from Canadian mills. The Canada-U.S. trade agreement has slowed the flow of Canadian wood into the market. We have shut down nearly 20 out-of-date mills and concentrated our management and some capital on our remaining sawmills. Earnings were up significantly last year and we expect them to rise further in 1997.

SPECIALTY BUSINESS

      The primary drivers of growth and earnings in this segment will be our acquisitions - Associated Chemists (ACI), GreenStone Industries, Inc. ("GreenStone"), and, pending completion, Tecton. ACI supplies specialized coatings to wood products and paper businesses and overall volume should be up this year. Marketing arrangements completed late in 1996 will help our defoamer business grow significantly.

      GreenStone is in the cellulosic insulation business and demand is high for their products. Capacity additions and acquisitions are planned to support the growth. Tecton is a supplier of Engineered Wood Products and compliments our already significant position in this market. Laminated Veneer Lumber and I-Joists are growing rapidly as solid wood products become more difficult to obtain.

PULP

      Pulp prices continue to hover near historical lows and various manufacturers taking selective downtime to reduce inventories. We expect this process will continue during the first half of the year and are anticipating a slow recovery starting during the second half. Meanwhile our mills are taking cost via numerous improvement projects that promise very fast payback.

ITEM 8.     Financial Statements and Supplementary Data

      The consolidated financial statements and accompanying notes to financial statements together with the report of independent public accountants are located on the following pages. Quarterly data for the registrant's latest two fiscal years is located in the table labeled "Quarterly Data" in Item 5.


CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)                   1996           1995
----------------------------------------                --------      --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $   27.8      $   75.4
Accounts receivable, less reserves of $1.4 and $1.5        102.5         128.7
Inventories                                                264.3         317.7
Prepaid expenses                                            12.0          14.3
Income tax refunds receivable                               99.5           ---
Deferred income taxes                                       73.1          82.4
                                                         -------       -------
     Total current assets                                  579.2         618.5

TIMBER AND TIMBERLANDS, at cost
     less cost of timber harvested                         648.6         689.6
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land, land improvements and logging roads,
  net of road amortization                                 182.5         164.5
Buildings                                                  269.5         227.8
Machinery and equipment                                  1,953.9       1,872.9
Construction in progress                                    80.1         327.3
                                                         -------       -------
                                                         2,486.0       2,592.5
Less reserves for depreciation                          (1,207.5)     (1,140.2)
                                                         -------       -------
     Net property, plant and equipment                   1,278.5       1,452.3
Other Assets                                                82.4          45.0
                                                         -------       -------
     Total Assets                                       $2,588.7      $2,805.4
                                                         =======       =======


See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)   1996          1995
-------------------------------------------------------- -------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                       $   18.7      $   38.6
Short-term notes payable                                    35.4          98.3
Accounts payable and accrued liabilities                   190.6         161.6
Current portion of contingency reserves                    100.0         150.0
                                                         -------       -------
     Total current liabilities                             344.7         448.5
LONG-TERM DEBT, excluding current portion                  458.6         201.3
DEFERRED INCOME TAXES                                      163.2         207.5
CONTINGENCY RESERVES, excluding current portion            159.8         250.5
OTHER LONG-TERM LIABILITIES AND MINORITY INTEREST           34.8          41.6
STOCKHOLDERS' EQUITY:
Common stock, $1 par value, 200,000,000 shares authorized,
  116,937,022 shares issued                                117.0         117.0
Preferred stock, $1 par value, 15,000,000 shares
  authorized, no shares issued                               ---           ---
Additional paid-in capital                                 472.7         472.4
Retained earnings                                        1,140.0       1,400.8
Treasury stock, 8,170,799 shares
  and 8,588,427 shares, at cost                           (183.3)       (192.7)
Loans to Employee Stock Ownership Trusts                   (61.6)        (85.5)
Other                                                      (57.2)        (56.0)
                                                        --------      --------
     Total stockholders' equity                          1,427.6       1,656.0
                                                        --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,588.7      $2,805.4
                                                        ========      ========



See notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

                                                1996         1995         1994
                                            --------      --------    --------

NET SALES                                   $2,486.0     $2,843.2     $3,039.5
                                            --------      --------    --------
COSTS AND EXPENSES:
Cost of sales                                2,123.5      2,250.3      2,158.4
Depreciation and amortization                  150.6        152.0        143.8
Cost of timber harvested                        41.2         50.6         53.5
Selling and administrative                     139.7        121.4        125.2
Settlement charges and other
  unusual items, net                           350.0        366.6          ---
Interest expense, net of capitalized
  interest of $7.1, $10.9 and $5.5              14.2          5.3          9.0
Interest income                                 (6.4)        (8.2)       (10.0)
                                           --------      --------     --------
     Total costs and expenses                2,812.8      2,938.0      2,479.9
                                           --------      --------     --------
Income (loss) before taxes and
  minority interest                           (326.8)       (94.8)       559.6
Provision (benefit) for income taxes          (125.6)       (45.8)       209.8
Minority interest in net income (loss)
  of consolidated subsidiaries                   (.5)         2.7          2.9
                                            --------      --------    --------
NET INCOME (LOSS)                           $ (200.7)     $ (51.7)    $  346.9
                                            ========      =======     ========

NET INCOME (LOSS) PER SHARE                $   (1.87)    $   (.48)    $   3.15
                                           =========     ========     ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK   $     .56     $   .545     $   .485
                                           =========     ========     ========
AVERAGE SHARES OF COMMON STOCK (thousands)   107,410      107,040      110,140
                                           =========     ========     ========



See notes to financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)   1996        1995         1994
-------------------------------------------------- -------      ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $(200.7)     $(51.7)      $346.9
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation, amortization and
    cost of timber harvested                         191.8       202.6        197.3
  Accrued settlement charges
    and other unusual items, net                     350.0       366.6          ---
  Cash settlements of contingencies                 (263.4)      (13.6)         ---
  Other adjustments                                    3.8        26.9         23.6
  Decrease (increase) in receivables                  31.9        28.7        (41.6)
  Decrease (increase) in inventories                  31.1      (103.9)        25.1
  Decrease (increase) in income tax
    refunds receivable                               (99.5)        ---          ---
  Decrease (increase) in prepaid expenses              1.4        (7.0)         (.2)
  Increase (decrease) in accounts payable
    and accrued liabilities                           (1.6)       38.2         39.4
  Increase (decrease) in income taxes payable          ---        (7.5)          .4
  Increase (decrease) in deferred income taxes       (22.0)     (144.7)         5.0
                                                    ------      ------       ------
Net cash provided by operating activities             22.8       334.6        595.9

CASH FLOWS FROM INVESTING ACTIVITIES
Plant, equipment and logging road additions,
  including cash used in acquisitions               (244.0)     (362.9)      (286.0)
Timber and timberland additions, net                 (22.0)      (49.7)       (66.0)
Assets sold and divested                              62.4        23.5          4.2
Other investing activities, net                       (9.1)        1.8         (2.5)
                                                    ------      ------       ------
Net cash used in investing activities               (212.7)     (387.3)      (350.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term notes payable  (12.9)       47.8          5.8
Long-term borrowings                                 262.7        30.0          ---
Repayment of long-term debt                          (53.4)      (82.0)      (106.6)
Cash dividends                                       (60.1)      (58.2)       (53.4)
Purchase of treasury stock                             ---      (120.2)       (54.3)
Loans to ESOTs                                         ---         ---        (56.0)
Treasury stock sold to ESOTs                           ---         ---         56.0
Other financing activities, net                        6.0        (5.2)        17.2
                                                    ------      ------       ------
Net cash provided by (used in)
  financing activities                               142.3      (187.8)      (191.3)
                                                    ------      ------       ------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (47.6)     (240.5)        54.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        75.4       315.9        261.6
                                                    ------      ------       ------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $ 27.8      $ 75.4       $315.9
                                                    ======      ======       ======

See notes to financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                              OTHER     TOTAL
                                                                                ADD'L               LOANS     EQUITY    STOCK-
DOLLAR AMOUNTS IN MILLIONS             COMMON STOCK           TREASURY STOCK    PAID-IN  RETAINED   TO        ADJUST-   HOLDERS'
EXCEPT PER SHARE                       SHARES      AMOUNT    SHARES      AMOUNT CAPITAL  EARNINGS   ESOTs     MENTS     EQUITY
                                       ------------------    ------------------ -------  --------   -----     -----     ------

BALANCE
AS OF DECEMBER 31, 1993                116,937,022  $117.0   6,755,938  $(85.6) $431.5   $1,217.2   $(72.5)   $(36.2)   $1,571.4
Net income                                     ---     ---         ---     ---     ---      346.9      ---       ---       346.9
Cash dividends, $.485 per share                ---     ---         ---     ---     ---      (53.4)     ---       ---       (53.4)
Issuance of shares for
  employee stock plans and for
  other purposes                               ---     ---  (1,697,713)   26.5    18.0        ---      ---       ---        44.5
Additional loans to ESOTs and
  sale of treasury stock to ESOTs              ---     ---  (1,843,621)   27.1    28.9        ---     (56.0)     ---         ---
Purchase of treasury stock                     ---     ---   1,730,200   (54.3)    ---        ---       ---      ---       (54.3)
Employee stock ownership trust
  contribution                                 ---     ---         ---     ---     ---        ---      14.5      ---        14.5
Currency translation adjustment                ---     ---         ---     ---     ---        ---       ---    (20.2)      (20.2)
                                       -----------   -----   ---------    ----   -----    -------    ------    -----      ------
BALANCE
AS OF DECEMBER 31, 1994                116,937,022   117.0   4,944,804   (86.3)  478.4    1,510.7   (114.0)    (56.4)     1,849.4
Net income (loss)                              ---     ---         ---     ---     ---      (51.7)     ---       ---        (51.7)
Cash dividends, $.545 per share                ---     ---         ---     ---     ---      (58.2)     ---       ---        (58.2)
Issuance of shares for employee
  stock plans and for
  other purposes                               ---     ---    (689,774)   13.8    (6.0)       ---      ---       ---          7.8
Purchase of treasury stock                     ---     ---   4,333,397  (120.2)    ---        ---      ---       ---       (120.2)
Employee stock ownership
  trust contribution                           ---     ---         ---     ---     ---        ---     28.5       ---         28.5
Currency translation adjustment
  and pension
  liability adjustment, net                    ---     ---         ---     ---     ---        ---      ---        .4           .4
                                       -----------   -----   ---------    ----   -----    -------    ------    -----      ------
BALANCE
AS OF DECEMBER 31, 1995                116,937,022    117.0  8,588,427  (192.7)  472.4    1,400.8    (85.5)    (56.0)     1,656.0
Net income (loss)                              ---      ---        ---     ---     ---     (200.7)     ---       ---       (200.7)
Cash dividends, $.56 per share                 ---      ---        ---     ---     ---      (60.1)     ---       ---        (60.1)
Issuance of shares for employee
  stock plans and for
  other purposes                               ---      ---   (417,628)    9.4      .3        ---      ---       ---          9.7
Employee stock ownership
  trust contribution                           ---      ---        ---     ---     ---        ---      23.9      ---         23.9
Currency translation adjustment,
  pension liability adjustment and
  deferred compensation, net                   ---      ---        ---     ---     ---        ---       ---     (1.2)        (1.2)
                                       -----------   -----   ---------    ----   -----    -------    ------    -----      ------
BALANCE
AS OF DECEMBER 31, 1996                116,937,022   $117.0  8,170,799 $(183.3) $472.7$   1,140.0$    (61.6)  $(57.2)    $1,427.6
                                       ===========   ======  ========= =======  ===========================   ======     ========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations

      Louisiana-Pacific Corporation (the Company or L-P) is a U.S.-based company principally engaged in the manufacture of wood-based building products, and to a lesser extent, wood-based pulp. Through its foreign subsidiaries, the Company also maintains manufacturing facilities in Canada and Ireland. The principal customers for the Company's building products are retail home centers, distributors and wholesalers in North America with minor sales to Asia and Europe. The principal customers for its pulp products are brokers in Asia and Europe, with minor sales in North America.

      Refer to Management's Discussion and Analysis under the heading "Business Outlook" for a discussion of risks related to L-P's concentration in the panel products market segment.


Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in footnotes entitled "Income Taxes," "Retirement Plans," "Settlement Charges and Other Unusual Items," and "Contingencies."


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

      American Institute of Certified Public Accountants Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) requires that shares held by L-P's Employee Stock Ownership Trusts (ESOTs) which were acquired by the ESOTs on or after January 1, 1994 and are not allocated to participants' accounts, are not considered outstanding for purposes of computing earnings per share (1,073,251 shares at December 31, 1996). Unallocated shares held by the ESOTs which were acquired by the ESOTs prior to January 1, 1994, and all allocated ESOT shares continue to be considered outstanding for purposes of computing earnings per share.


Cash and Cash Equivalents

      L-P considers all highly liquid securities with a maturity of three months or less to be cash equivalents. Cash paid during 1996, 1995 and 1994 for interest (net of capitalized interest) was $13.4 million, $4.6 million and $9.0 million. Net cash paid (received) during 1996, 1995 and 1994 for income taxes was $(4.1) million, $109.0 million and $204.4 million.

NOTES TO FINANCIAL STATEMENTS


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

   DECEMBER 31 (IN MILLIONS)                      1996        1995
   -------------------------                    ------      ------
   Logs                                         $106.4      $176.9
   Lumber                                         47.4        58.3
   Panel products                                 54.4        30.7
   Other building products                        70.0        70.5
   Pulp                                           25.4        35.7
   Other raw materials                            26.3        27.7
   Supplies                                       23.0        22.0
   LIFO reserve                                  (88.6)     (104.1)
                                                ------      ------
      Total                                     $264.3      $317.7
                                                ======      ======


Timber

      L-P follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle. Timber carrying costs, such as reforestation and forest management, are generally expensed as incurred. Cost of timber harvested includes not only the cost of fee timber but also the amortization of the cost of long-term timber deeds.


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

      L-P capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 1996, 1995 and 1994 was $7.1 million, $10.9 million and $5.5 million.

      L-P defers start-up costs on major construction projects during the start-up phase and amortizes the deferral over seven years. Start-up costs deferred during 1996, 1995 and 1994 were $3.8 million, $3.1 million and $.8 million.

NOTES TO FINANCIAL STATEMENTS


      The Financial Accounting Standards Board has issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes criteria for measuring impairment losses of long-lived assets and determining when such losses should be recognized. L-P complied with the standards set forth in SFAS 121 and a charge in 1995 was included in the line item "Settlement Charges and Other Unusual Items, Net" in the income statement. See the Note to the financial statements entitled "Settlement Charges and Other Unusual Items" for a discussion of charges in 1996 and 1995 related to impairment of property, plant and equipment.


Derivative Financial Instruments

      L-P has only limited involvement with derivative financial instruments, in the form of infrequent transactions in lumber futures, and at December 31, 1996 had no material derivative financial instruments outstanding.


Foreign Currency Translation

      Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown in stockholders' equity.


Goodwill

      At December 31, 1996 and 1995, L-P had approximately $45.9 million and $17.8 million of goodwill, net of accumulated amortization, recorded in the balance sheet under the caption "other assets." This goodwill has resulted from the purchase of subsidiaries and is being amortized on a straight-line basis over 10 to 15 years. The amortization period and recoverability of this goodwill are periodically reviewed by the company.


Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   DECEMBER 31 (IN MILLIONS)                       1996       1995
   ------------------------                     ------     ------
   Accounts payable                             $ 90.3      $ 98.6
   Salaries and wages payable                     36.6        19.8
   Taxes other than income taxes                  12.2        12.4
   Workers' compensation                          12.0        12.0
   Other accrued liabilities                      39.5        18.8
                                                ------      ------
                                                $190.6      $161.6
                                                ======      ======

NOTES TO FINANCIAL STATEMENTS


3.  INCOME TAXES

      Income (loss) before taxes and minority interest for the years ended December 31, was taxed under the following jurisdictions:

   YEAR ENDED DECEMBER 31 (IN MILLIONS)            1996     1995     1994
   ------------------------------------        -------   -------   ------
   Domestic                                    $(255.1)  $(123.0)   $524.1
   Foreign                                       (71.7)     28.2      35.5
                                               -------    ------    ------
                                               $(326.8)  $ (94.8)   $559.6
                                               =======    ======    ======

      Provision (benefit) for income taxes includes the following:

   YEAR ENDED DECEMBER 31 (IN MILLIONS)            1996     1995     1994
   -----------------------------------         -------   -------   ------
   Current tax provision (benefit):
   U.S. federal                                $ (87.4)  $  74.4    $171.8
   State and local                               (10.0)     14.7      24.9
   Foreign                                        12.2       6.1       8.1
                                               -------    ------    ------
   Total current tax provision (benefit)       $ (85.2)  $  95.2    $204.8
                                               =======    ======    ======
   Deferred tax provision (benefit):
   U.S. federal                                $   2.6   $(129.2)    $ 3.3
   State and local                                  .3     (16.4)       .4
   Foreign                                       (43.3)      4.6       1.3
                                               -------    ------    ------
   Total deferred tax provision (benefit)      $ (40.4)  $(141.0)    $ 5.0
                                               =======    ======    ======

      The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31, 1996 and 1995 were as follows:

   DECEMBER 31 (IN MILLIONS)                          1996        1995
   -----------------------------------             ------      ------
   Property, plant and equipment                   $ 95.3      $174.9
   Timber and timberlands                           143.0       147.3
   Inventories                                       (1.2)       (4.3)
   Accrued liabilities                              (33.7)       (2.3)
   Contingency reserves                            (100.5)     (155.0)
   Benefit of foreign capital loss
     and NOL carryover                              (13.6)       (9.3)
   Benefit of foreign ITC carryover                 (68.4)      (77.0)
   Other                                             26.0        (4.4)
   Valuation allowance                               43.2        55.2
                                                   ------      ------
   Net deferred tax liability                        90.1       125.1
   Less net current deferred tax assets             (73.1)      (82.4)
                                                   ------      ------
   Net noncurrent deferred tax liabilities         $163.2      $207.5
                                                   ======      ======

      Due to the current domestic tax benefit in 1996, L-P is expecting refunds from federal and state taxing authorities of approximately $99.5 million, which have been reflected as current assets.

      L-P's subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$93 million. These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$3 million in 1997, C$20 million in 1999, C$6 million in 2000, C$46 million in 2001, C$4 million in

NOTES TO FINANCIAL STATEMENTS


2003, C$13 million in 2004 and C$1 million in 2005. In addition, LPC has a capital loss carryover of C$23 million available to offset capital gains in future years which does not expire.

      The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

   YEAR ENDED DECEMBER 31                      1996      1995     1994
   ----------------------                     -----     -----    ----
   Federal tax rate                  (35)%     (35)%     35%
   Tax-exempt investment income                 --        (2)      --
   State and local income taxes                 (4)       (4)       4
   Exempt foreign sales corporation income      --        (3)      --
   Other, net                                    1        (4)      (1)
                                              ----      ----     ----
                                               (38)%     (48)%     38%
                                              ====      ====     ====

4.  LONG-TERM DEBT

                                                INTEREST RATE      DECEMBER 31,
(IN MILLIONS)                                   AT 12/31/96     1996      1995
----------------------------------------------   -------------  -----   ------
Project Bank Financings --
  Chetwynd, B.C. pulp mill, refinanced subsequent
    to year-end, interest rate variable                  6.1%   $51.0    $80.0
  Nova Scotia fiber gypsum plant, refinanced subsequent
    to year-end, interest rate variable                  6.3     34.7     34.7
  Sunpine Forest Products, subsidiary sold during 1996   ---      ---      5.9
  Waterford, Ireland, OSB plant, payable 1996-2001,
    interest rate variable                               6.8     41.4     30.0
Project Revenue Bond Financings --
  Newberry, MI, payable in 2009,
    interest rate variable                               4.7      7.6      7.6
  Two Harbors, MN, payable in 2004,
    interest rate variable                               4.7      8.0      8.0
  Wilmington, NC, payable in 1999,
    interest rate variable                               5.5     10.0     10.0
  Hanceville, AL payable 1996-2000,
    interest rate fixed                                  5.7       .5       .6
Employee Stock Ownership Trust (ESOT) Loans --
  Hourly ESOT, payable annually through 1999,
    interest rate fixed                                  8.3     25.5     34.0
  Salaried ESOT, payable annually through 1999,
    interest rate variable                               4.6     18.0     24.0
Revolving Credit Facility, refinanced subsequent
  to year-end, interest rate variable                    6.2    275.0      ---
Other installment notes and contracts, payable in
  varying amounts, through 2000, interest rates vary 4.3-7.0      5.6      5.1
                                                               ------   ------
                                                                477.3    239.9
Less current portion                                            (18.7)   (38.6)
                                                               ------   ------
                                                               $458.6   $201.3
                                                               ======   ======

      The carrying amounts of L-P's long-term debt approximates fair market value since the debt is primarily variable rate debt. Substantially all of L-P's debt is unsecured. Many of L-P's loan agreements contain lender's standard covenants and restrictions. L-P was in compliance with all of the covenants and restrictions of these agreements during 1996 and 1995.

NOTES TO FINANCIAL STATEMENTS


      At December 31, 1996, L-P had a $300 million revolving credit facility with a group of banks which was due in 2001. Interest on borrowings under the credit line was computed on one of numerous variable interest rate formulas at L-P's option. L-P paid a commitment fee on the unused credit line. Borrowings in 1996 were classified as long-term debt as amounts are not expected or required to be repaid during 1997. Borrowings in 1995 were classified as short-term as amounts were expected to be repaid during 1996. Subsequent to year-end, this revolving credit facility was replaced with a new $425 million credit facility under substantially the same terms. The new facility includes a $300 million revolving credit line and $125 million term facility to refinance the Chetwynd and Nova Scotia debt. Borrowings under the new facility are due in 2002. Additionally, L-P's subsidiary, L-P Canada Ltd. entered into a $30 million (Canadian) revolving credit facility subsequent to year-end.

      The weighted average interest rate for all debt at December 31, 1996 and 1995 was 6.2 percent and 5.9 percent. Required repayment of principal for long-term debt is as follows:

      YEAR ENDED DECEMBER 31 (IN MILLIONS)
      -----------------------------------
      1997                                            $ 18.7
      1998                                              22.0
      1999                                              34.9
      2000                                               7.2
      2001                                               6.6
      2002 and after                                   387.9
                                                      ------
                                                      $477.3
                                                      ======

5.  RETIREMENT PLANS

      L-P maintains tax-qualified Employee Stock Ownership Trusts (ESOTs), for salaried and certain hourly employees under which 10 percent of the eligible employees' annual earnings are contributed to the plans. Prior to 1995, hourly employees received contributions of 5 percent, supplemented by participation in defined benefit pension plans. The defined benefit plans covering the majority of hourly employees were frozen at the end of 1994. Approximately 9,900 L-P employees participate in the ESOTs.

      Compensation expense for ESOT shares allocated to employees each year is generally based on the ESOTs' cost of the shares. However, as required by SOP 93-6, compensation expense for the 1,843,621 purchased by the ESOTs in 1994 is based on the market value of the shares at the time of allocation. L-P's ESOTs held a total of 13,117,695 shares at December 31, 1996 of which 9,303,634 were allocated to participants' accounts.

      ESOT expense was comprised of the following:

      YEAR ENDED DECEMBER 31 (IN MILLIONS)         1996      1995      1994
      -----------------------------------         -----     -----     -----
      Compensation expense                         $28.2     $28.9     $18.1
      Interest incurred on ESOT debt                 3.2       4.3       4.8
      Dividends paid on unallocated ESOT shares     (2.2)     (2.8)     (3.1)
      Market value adjustment                       (2.2)     (2.3)       --
                                                    -----     -----     -----
         Total ESOT expense                         $27.0     $28.1     $19.8
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

NOTES TO FINANCIAL STATEMENTS


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

      The status of L-P administered defined benefit pension plans is as follows:

                                             1996                         1995
                                    ----------------------------   ---------------------------

                                    PLANS WITH     PLANS WITH         PLANS WITH     PLANS WITH
                                    ASSETS IN     ACCUMULATED         ASSETS IN     ACCUMULATED
                                    EXCESS OF        BENEFITS         EXCESS OF        BENEFITS
                                    ACCUMULATED     IN EXCESS         ACCUMULATED     IN EXCESS
                                    BENEFITS        OF ASSETS         BENEFITS        OF ASSETS
     DECEMBER 31 (IN MILLIONS)-     -----------   --------------    -------------      -----------
     -------------------
     Accumulated benefit
      obligation
        Vested portion              $19.9           $89.8             $19.1            $88.9
     Non-vested portion                .2             2.9                .3              4.3
                                     ----            ----              ----             ----
        Total                        20.1            92.7              19.4             93.2
     Effect of future
      compensation                     --              --                --               .1
                                     ----            ----              ----             ----
     Projected benefit
      obligation                     20.1            92.7              19.4             93.3
     Plan assets                     39.6            87.3              33.6             88.8
                                     ----            ----              ----             ----
        Net funded status            19.5            (5.4)             14.2             (4.5)
     Unrecognized asset
      at transition                  (5.1)           (8.0)             (4.3)            (9.6)
     Unrecognized net loss             .2            20.9              1.8              19.3
     Adjustment to recognize
      minimum liability                --            (9.7)               --             (9.6)
                                     ----            ----              ----             ----
        Net prepaid (accrued)
         pension expense            $14.6           $(2.2)            $11.7            $(4.4)
                                     ====            =====             ====             ====


      The actuarial assumptions used to determine pension expense and the funded status of the plans for 1996 and 1995 were: a discount rate on benefit obligations of 7.75 percent and 7.5 percent, and an 8.75 percent expected long-term rate of return on plan assets.

      The assets of the plans at December 31, 1996 and 1995 consist mostly of government obligations, and minor amounts in equity securities and cash and cash equivalents.

NOTES TO FINANCIAL STATEMENTS


      Pension expense included the following components:


      YEAR ENDED DECEMBER 31 (IN MILLIONS)         1996       1995     1994
      -----------------------------------         -----      -----    -----
     Benefits earned by employees                $   .5      $  .4    $ 4.8
     Interest cost on projected
      benefit obligation                            8.3        7.9      8.2
     Return on plan assets                        (10.9)     (10.2)   (10.1)
     Net amortization and deferral                 (1.7)      (2.4)    (1.3)
                                                  -----      -----    -----
       Net periodic pension expense (income)       (3.8)      (4.3)     1.6
     Contributions to multiemployer and
       defined contribution pension plans           2.1        2.0      1.8
     Gain from curtailment of pension plan          ---        ---     (5.2)
                                                  -----      -----    -----
        Net pension expense (income)             $ (1.7)    $ (2.3)  $ (1.8)
                                                  =====      =====    =====

      L-P has several plans which provide minimal post-retirement benefits other than pensions. Net expense related to these plans in 1996, 1995 and 1994 was $.8 million, $.6 million and $.8 million. L-P does not generally provide post-employment benefits.

6.  STOCK OPTIONS AND PLANS

      The Financial Accounting Standards Board has issued SFAS 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans for grants on or after January 1, 1995. As allowed by SFAS 123, L-P has elected to adopt only the disclosure provisions of the standard and therefore recorded no compensation expense for certain stock option plans and all stock purchase plans. Had compensation expense for L-P's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the L-P's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

      YEAR ENDED DECEMBER 31 (IN MILLIONS, EXCEPT PER SHARE)  1996      1995
      -----------------------------------------------------  ------   ------
      Net income (loss)
       As reported                                          $(200.7)  $(51.7)
       Pro forma                                             (206.0)   (53.6)

      Net income (loss) per share
       As reported                                           $(1.87)    $(.48)
       Pro forma                                              (1.92)     (.50)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the assumptions of a 2.2 percent dividend yield, expected volatility of 27 percent, and a risk free interest rate of 6.7 percent.


Stock Option Plans

      L-P grants options to key employees to purchase L-P common stock. Options are granted at 85 to 100 percent of market price. The options become exercisable 20 percent or 33 percent per year beginning one year after the grant date and expire 5 or 10 years after the date of grant. Compensation expense (income) recognized for stock options was $.7 million in 1996, $1.0 million in 1995 and $(.3) million in 1994. Shares available for grant at December 31, 1996 were 292,150.

NOTES TO FINANCIAL STATEMENTS



      Changes in options outstanding and exercisable were as follows:

                                                        NUMBER OF SHARES
                                              --------------------------------------
      YEAR ENDED DECEMBER 31                       1996         1995         1994
      ----------------------                  --------------------------------------
      Options outstanding at January 1        1,370,410       2,611,123    2,800,662
      Options granted                           605,000         114,000      193,350
      Options exercised                        (196,530)     (1,046,412)    (209,809)
      Options cancelled                        (131,350)       (308,301)    (173,080)
                                               --------        --------     --------

      Options outstanding at December 31      1,647,530       1,370,410    2,611,123
                                              =========       =========    =========

      Options exercisable at December 31        762,850         668,900    1,137,453
                                                =======         =======    =========


                                          WEIGHTED AVERAGE PRICE PER SHARE
                                          --------------------------------
      YEAR ENDED DECEMBER 31                 1996       1995        1994
      ----------------------              --------------------------------
      EXERCISE PRICE
        Options granted                    $22.18     $21.57      $28.05
                                            =====      =====       =====
        Options exercised                  $12.13     $11.55      $12.77
                                            =====      =====       =====
        Options cancelled                  $21.39     $12.73      $12.49
                                            =====      =====       =====
        Options outstanding                $21.14     $19.40      $15.37
                                            =====      =====       =====
        Options exercisable                $19.05     $17.05      $12.63
                                            =====      =====       =====

      FAIR VALUE AT DATE OF GRANT
        Options granted                    $ 8.38     $ 8.98      $  N/A
                                            =====      =====       =====

Restricted Stock Plans

      L-P has also granted awards under the Louisiana-Pacific Corporation Key Employee Restricted Stock Plan. Shares are issued, at no cost to the employee, only after certain annual performance criteria are met. The expense is recorded in the year to which the performance criteria relates. L-P did not meet the performance criteria in 1996 or 1995 and therefore recognized no compensation expense for restricted stock awards. L-P met the performance criteria in 1994 and recognized compensation expense for restricted stock awards of $10.6 million. Shares available for grant at December 31, 1996 were 2,886,667.

      Changes in the Restricted Stock Awards outstanding were as follows:

                                                       NUMBER OF SHARES
                                               ------------------------------
   YEAR ENDED DECEMBER 31                           1996      1995      1994
   ----------------------                      ------------------------------
   Restricted awards outstanding at January 1     251,208   664,500   960,000
   Restricted awards granted                          ---   145,000   256,000
   Restricted awards exercised                        ---   (42,875) (412,500)
   Restricted awards cancelled                   (141,750) (515,417) (139,000)
                                                  -------   -------   -------
   Restricted awards outstanding at December 31   109,458   251,208   664,500
                                                  =======   =======   =======
   Fair value at date of grant                    $   N/A   $ 27.00  $   N/A
                                                  =======   =======   =======

NOTES TO FINANCIAL STATEMENTS



      L-P also has a restricted stock plan in which the shares are issued at the date of grant. The shares are non-transferable until the time period specified lapses. There are no other performance criteria. Under this plan 150,000 shares were granted and issued in 1996. These shares vest 30,000 shares in 1997, 30,000 shares in 1998, 30,000 share in 1999 and 60,000 shares in 2006. Deferred compensation was recorded in the other equity line in the balance sheet in the amount of $3.8 million based on the market value of the stock at the date of issuance. The deferred compensation balance is amortized to expense over the years during which the certificates vest. The amount of expense recorded in 1996 related to these restricted shares was $.8 million.


Stock Purchase Plans

      L-P offers employee stock purchase plans to all employees. Under each plan, employees may subscribe to purchase shares of L-P stock over 24 months at 85 percent of the market price. At December 31, 1996, 750,000 shares and 558,063 shares were subscribed at $18.59 and $20.35 per share under the 1996 and 1995 Employee Stock Purchase Plans. During 1996, L-P issued 71,398 shares to employees at an average price of $22.09 under all Employee Stock Purchase Plans, including the completion of the purchase period for the 1994 Plan.

7.  SETTLEMENT CHARGES AND OTHER UNUSUAL ITEMS


1996

      In the third quarter of 1996, L-P recorded pre-tax charges of $350.0 million ($215.0 million after tax, or $2.00 per share) to reflect expected costs to be incurred in the shut-down of the pulp mill owned and operated by L-P's Ketchikan Pulp Company (KPC) subsidiary as well as the settlement of all outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the planned shut-down and other costs related to certain other non-strategic facilities.

      The charge for the shut-down of the Ketchikan Pulp mill includes the Company's best estimates of all costs related to the closing of operations including the write-down of property, plant and equipment to estimated salvage value, severance costs, inventory write-downs, environmental and general property clean- up and other costs. L-P and KPC believe the shut-down of this mill was caused by changes in economic and operating conditions as a result of modifications made to the long-term timber supply contract made by the U.S. Forest Service. These changes were required by Congress as part of the Tongass Timber Reform Act passed in 1990. KPC filed claims against the USFS which were resolved subsequent to year-end. See the Note entitled "Subsequent Events" for further information.

      In 1996, as part of the implementation of current management's strategic plan, L-P evaluated the viability of all its current operations and made plans for the closure or sale of certain other manufacturing facilities including several sawmills, structural panel products plants and other plants. The facilities have been written down to their estimated salvage or sales value. The total charge related to property and equipment write-downs, including the KPC facilities was $191.1 million. The facilities covered by this charge incurred operating losses of approximately $64 million through in 1996, of which approximately $40 million related to pulp segment assets and $24 million related to building products related assets.

      L-P reached an agreement on behalf of all defendants to settle all outstanding shareholder securities class action claims brought in 1995 against the company and four former and current officers. The agreement has been given court approval and is discussed further in the Note entitled "Contingencies." The settlement required a payment of approximately $65 million, of which

NOTES TO FINANCIAL STATEMENTS


approximately $20 million was covered by insurance. L-P received the insurance proceeds and paid the settlement amount into an escrow account in 1996. L-P also reserved additional amounts related to other outstanding litigation, including plaintiffs who opted out of the siding class action settlements.

      Detail regarding the industry segments to which this $350.0 million charge relate is presented in the Note entitled "Segment Information." Broken down by type of expense, $191.1 million related to property and equipment write-downs, $19.3 million related to inventory write-downs and $139.6 million related to reserves taken for severance and other shut-down charges as well as litigation costs.


1995

      In the third quarter of 1995, L-P recorded a pre-tax charge of $366.6 million ($221.8 million after tax, or $2.07 per share). This charge included $345.0 million for class action settlements related to the Company's siding product, as well as write-downs on planned disposals by mid-1996 of certain facilities, principally sawmills. The historical results of these operations were not significant. A gain on the sale of a non-strategic asset was netted against this charge.

8.  CONTINGENCIES


Environmental Proceedings

      In March 1995, L-P's subsidiary Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. In addition to civil and criminal penalties that have been paid, KPC also agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. With the impending closure of the pulp mill, KPC is currently seeking the EPA's and court's guidance regarding the necessity of these expenditures. KPC has also agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditures. At this time, the company cannot estimate what portion, if any, of the clean-up expenditures will be required. KPC is also negotiating with the state and EPA to conduct investigative and clean-up activities at the pulp mill following shut-down. Total anticipated costs for these activities are unknown at this time, but KPC has recorded its initial estimated amount.

      The USFS has named KPC as a potentially responsible party for costs related to the capping of a landfill near Thorne Bay, Alaska. Total costs may range up to $8 million.

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

      L-P maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $33 million and $14 million at December 31, 1996 and 1995. The increase during 1996 related primarily to the shut down of the Ketchikan Pulp Company pulp operations. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates

NOTES TO FINANCIAL STATEMENTS


because the facts and circumstances surrounding each contingency vary from case to case. L-P continually monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. As additional information about the environmental contingencies becomes known, L-P's estimate of its liability for environmental loss contingencies may change significantly, although no estimate of the range of potential liability can be made at this time. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out. A portion of L-P's environmental reserve is related to liabilities for clean-up of properties which are currently owned or have been owned in the past by L-P. Certain of these sites are subject to cost sharing arrangements with other parties who were also involved with the site. L-P does not believe that any of these cost sharing arrangements will result in an additional material liability to L-P due to non-performance by the other party. L-P has not reduced its liability for any anticipated insurance recoveries.

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


Colorado Criminal Proceedings

      L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant, which was subsequently expanded to include the taking of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA-The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. L-P is now facing 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program. No trial date has been set.

      In December 1995, L-P received a notice of suspension from the EPA stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from L-P's Northern Division. L-P is negotiating to have the EPA suspension lifted or modified based on positive environmental programs actively underway. While negotiations are continuing, the EPA has approved a preliminary agreement limiting the prohibition to L-P's Montrose, Colorado, facility for an interim period in recognition of L-P's environmental compliance efforts. Under recently revised regulations of the United States Department of Agriculture, the EPA suspension will also have the effect of prohibiting L-P's Montrose facility from purchasing timber directly, but not indirectly, from the United States Forest Service.

NOTES TO FINANCIAL STATEMENTS


      L-P maintains a reserve for its estimate of the cost of the Montrose criminal proceedings, although as with any estimate, there is uncertainty concerning the actual costs to be incurred. At the present time, L-P cannot predict whether or to what extent the circumstances described above will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such current or future proceedings, in which case the resolution of the above matters could have a materially adverse impact on L-P.


OSB Siding Matters

      L-P has been named as a defendant in numerous class action and non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or used OSB siding manufactured by L-P, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products.

      The United States District Court for the District of Oregon has given final approval to a settlement between L-P and a nationwide class composed of all persons who own, who have owned, or who subsequently acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator and currently estimated to be in the range $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB siding at each claimant's property in accordance with a specified protocol. There will be no adjustment to settlement payments for improper maintenance or installation.

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

NOTES TO FINANCIAL STATEMENTS


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

      If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P will be required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. As of December 31, 1996, approximately $68 million of the first year's $100 million installment remained, after accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of a small number of claims under the settlement. By that date, approximately 78,000 claims forms had been requested and mailed and approximately 33,300 claims had been submitted; inspections and claims payments were at a very early stage.

      Approximately 1,400 opt out notices were timely submitted, including about 1,200 individual property owners (a number of whose claims have subsequently been resolved) and about 200 developers/owners of commercial properties; this has resulted in additional claims being filed by those who opted out, predominantly by owners/developers of commercial properties, most of which have been settled.

      A settlement of the Florida class action has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims for up to five years after October 4, 1995. As of December 31, 1996, approximately 21,781 claims forms had been requested and mailed; approximately 12,000 completed claims forms had been returned, and approximately 11,500 inspections had been completed; this resulted in approximately 9,221 allowed claims, at an aggregate cost of approximately $26 million (including adjustments to deductions to conform to the national settlement).

      L-P maintains reserves for the estimated costs of these siding settlements, although, as with any estimate, there is uncertainty concerning the actual costs to be incurred. The discussion above notes some of the factors, in addition to

NOTES TO FINANCIAL STATEMENTS


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


Securities Actions

      In October 1996, L-P reached an agreement in principle to settle pending securities class actions in which L-P and certain of its present and former executive officers were named as defendants. The actions were brought on behalf of various purported classes of purchasers of L-P's common stock and were consolidated in the United States District Court for the District of Oregon under the caption In Re Louisiana Pacific Corp. Securities Litigation. Plaintiffs were seeking to recover damages under the securities laws for alleged failures to disclose or improper disclosures generally relating to the various legal proceedings described above and the matters that are the subject of such proceedings. The proposed settlement, which was entered into without any admission of liability by any defendant, provides for payment by L-P of approximately $65 million, of which approximately $20 million was covered by insurance. L-P received the insurance proceeds and paid the settlement amount in 1996. The settlement received final approval in the court in February 1997.


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

NOTES TO FINANCIAL STATEMENTS


      The balance in L-P's contingency reserves, exclusive of the environmental reserves discussed above, was $227 million and $387 million at December 31, 1996, and 1995. As L-P receives additional information regarding these contingencies, L-P will monitor its estimated exposure and adjust its accrual accordingly. Although the preliminary statistics from the siding settlements indicate present reserves are adequate, the amounts ultimately paid for these contingencies could differ materially from the amount currently recorded, although no estimate of the timing or range of the potential liability can be made at this time.

9.  COMMITMENTS

      L-P is obligated to purchase timber under certain cutting contracts, primarily with the U.S. Forest Service (USFS), which extend to 2002. L-P's best estimate of its commitment at current contract rates under these contracts is approximately $25.5 million for approximately 378 million board feet of timber. This commitment is based on a revised contract with the USFS in Alaska for L-P's Ketchikan Pulp Company subsidiary (see the Note entitled "Subsequent Events" for a further discussion of this revised contract).

      Payments under all operating leases that were charged to rental expense during 1996, 1995, and 1994 were $17.0 million, $10.7 million and $7.6 million. L-P's future minimum rental payments under non-cancelable operating leases total approximately $6.8 million.

      During 1997, L-P plans expenditures of $150-$175 million for plant additions and improvements, timber and logging roads.

10.  SEGMENT INFORMATION

      L-P operates in two major industry segments. The major products included in each segment are detailed further in the "Product Information Summary" in
Item 1. Intersegment sales are chips transferred from company-owned building products plants to company-owned pulp mills. All transfers are made at prevailing market prices. Timber and related assets and capital expenditures for such assets have not been allocated to the industry segments as these are a prime source of raw materials for both segments. The cost of logs delivered to the plants and residual fibers are included in the operating results of the segments.

NOTES TO FINANCIAL STATEMENTS


      Export sales are primarily to customers in the Far East and Europe. Information about L-P's geographic segments is as follows:

  YEAR ENDED DECEMBER 31 (IN MILLIONS)                 1996     1995    1994
  --------------------------------------------------------------------------

  Total sales -- point of origin
    U.S.                                              $2,389  $2,703  $2,937
    Canada and other                                     162     191     158
    Intersegment sales to U.S.                           (65)    (51)    (55)
                                                       -----   -----   -----
      Total sales                                     $2,486  $2,843  $3,040
                                                       =====   =====   =====

  Export sales (included above)                       $  268  $  457  $  371
                                                       =====   =====   =====

  Profit (loss)
    U.S.                                              $  107  $  353  $  585
    Canada and other                                     (24)     37      46
    Settlement charges and other unusual items, net     (350)   (367)     --
    General corporate expense and interest, net          (60)   (118)    (71)
                                                       -----   -----   -----
      Income (loss) before taxes and minority
        interest                                      $ (327) $  (95) $  560
                                                       =====   =====   =====

  Identifiable assets
    U.S.                                              $2,195  $2,305  $2,353
    Canada                                               308     434     363
    All other                                             86      66      28
                                                       -----   -----   -----
      Total assets                                    $2,589  $2,805  $2,744
                                                       =====   =====   =====

NOTES TO FINANCIAL STATEMENTS


Information about L-P's industry segments is as follows:


  YEAR ENDED DECEMBER 31 (IN MILLIONS)                  1996    1995    1994
  --------------------------------------------------------------------------

  Total sales
    Building products                                 $2,328  $2,535  $2,831
    Pulp                                                 177     334     220
    Intersegment sales to pulp                           (19)    (26)    (11)
                                                       -----   -----   -----
      Total sales                                     $2,486  $2,843  $3,040
                                                       =====   =====   =====

  Profit (loss)
    Building products                                 $  174  $  346  $  636
    Pulp                                                 (91)     44      (5)
    Settlement charges and other unusual items, net(1)  (350)   (367)     --
    General corporate expense, net                       (52)   (121)    (72)
    Interest, net                                         (8)      3       1
                                                       -----   -----   -----
      Income (loss) before taxes and minority
      interest                                         $ (327) $  (95) $  560
                                                        =====   =====   =====

  Identifiable assets
    Building products                                 $1,346  $1,389  $1,146
    Pulp                                                 341     457     440
    Timber, timberlands, logging equipment and roads     682     727     733
    General corporate assets                             220     232     425
                                                       -----   -----   -----
      Total assets                                    $2,589  $2,805  $2,744
                                                       =====   =====   =====

  Depreciation, amortization and cost of timber harvested
    Building products                                 $  164  $  158  $  162
    Pulp                                                  25      36      29
  Capital expenditures
    Building products                                    203     286     228
    Pulp                                                  36      47      30
    Timber, timberlands, logging equipment and roads      38      69      92
--------------------------

(1) In 1996, of the total $350 million charge, $171 million related to the pulp segment, $134 million related to the building products segment (including litigation costs related to building products) and $45 million was not allocable to either industry segment.

     In 1995, the substantial majority of the $366.6 million charge related to class action settlements concerning the company's siding product and therefore would be primarily allocated to building products.

11.  SUBSEQUENT EVENTS


Acquisition

     On January 2, 1997, L-P purchased all of the outstanding common stock of GreenStone Industries, a cellulose insulation manufacturer. The total purchase price paid by L-P in cash, stock and assumption of liabilities was approximately $45 million.

NOTES TO FINANCIAL STATEMENTS


Ketchikan Pulp Company Timber Contract

     In February 1997, L-P's Ketchikan Pulp Company (KPC) subsidiary and the U.S. Government reached an agreement that will provide KPC's two sawmills with timber to operate for three additional years. The government also agreed to immediately pay KPC $135 million to settle damage claims filed against the U.S. Forest Service (USFS) and potentially another $5 million in 3 years if KPC meets certain conditions. The Company plans to record the settlement as an unusual item when the funds are received. See Note entitled "Settlement Charges and Other Unusual Items" and Management's Discussion and Analysis for a further discussion of the KPC contract dispute.

            REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND MANAGEMENT

Report of Independent Public Accountants

      To  the   Stockholders   and  Board  of  Directors  of   Louisiana-Pacific
Corporation:

      We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Portland, Oregon
January 31, 1997
(except with respect to the matter discussed under the heading "Ketchikan Pulp Company Timber Contract" in Note 11 as to which date is February 21, 1997)


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

MARK A. SUWYN                             WILLIAM L. HEBERT
Chairman and Chief Executive Officer      Vice President, Treasurer and
                                          Controller
January 31, 1997

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                    PART III


ITEM 10.    Directors and Executive Officers of the Registrant

      Information regarding the directors of the registrant is incorporated herein by reference to the material included under the caption "Item 1--Election of Directors" and "General" in the definitive proxy statement filed by the registrant for its 1997 annual meeting of stockholders (the "1997 Proxy Statement"). Information regarding the executive officers of the registrant is located in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.    Executive Compensation

      Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation," "Compensation of Executive Officers," "Director's Compensation," Agreements with Executive Officers,", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement.


ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 1997 Proxy Statement.


ITEM 13.    Certain Relationships and Related Transactions

      Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation" and "Management Transactions" in the 1997 Proxy Statement.


                                    PART IV


ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following financial statements are included in this report:

            Consolidated Balance Sheets--December 31, 1996, and 1995.

            Consolidated Statements of Income--years ended December 31, 1996, 1995, and 1994.

            Consolidated Statements of Cash Flows--years ended December 31, 1996, 1995, and 1994.

            Consolidated   Statements  of  Stockholders'   Equity--years   ended
            December 31, 1996, 1995, and 1994.

            Notes to Financial Statements.

                    Report of Independent Public Accountants.

      No financial statement schedules are required to be filed.


B.    REPORTS ON FORM 8-K

      The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.


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


Date:     March 28, 1997           LOUISIANA-PACIFIC CORPORATION
                                       (Registrant)



                                       /s/ WILLIAM L. HEBERT
                                    William L. Hebert
                                    Vice President, Treasurer
                                    and Controller


                   ----------------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                                Signature and Title



March 28, 1997                        /s/ MARK A. SUWYN
                                    --------------------
                                    Mark A. Suwyn
                                    Chairman, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)



March 28, 1997                        /s/ WILLIAM L. HEBERT
                                    ------------------------
                                    William L. Hebert
                                    Vice President, Treasurer and
                                    Controller
                                    (Principal Financial & Accounting
                                    Officer)

Date                                Signature and Title



March 28, 1997                        /s/ WILLIAM C. BROOKS
                                    ------------------------
                                    William C. Brooks
                                    Director



March 28, 1997                        /s/ ARCHIE W. DUNHAM
                                    -----------------------
                                    Archie W. Dunham
                                    Director



March 28, 1997                        /s/ PIERRE S. DU PONT IV
                                    ---------------------------
                                    Pierre S. du Pont IV
                                    Director



March 28, 1997                        /s/ WILLIAM E. FLAHERTY
                                    --------------------------
                                    William E. Flaherty
                                    Director



March 28, 1997                        /s/ BONNIE GUITON HILL
                                    -------------------------
                                    Bonnie Guiton Hill
                                    Director



March 28, 1997                        /s/ DONALD R. KAYSER
                                    -----------------------
                                    Donald R. Kayser
                                    Director



March 28, 1997                        /s/ FRANCINE I. NEFF
                                    -----------------------
                                    Francine I. Neff
                                    Director



March 28, 1997                        /s/ LEE C. SIMPSON
                                    ---------------------
                                    Lee C. Simpson
                                    Director



March 28, 1997                        /s/ CHARLES E. YEAGER
                                    ------------------------
                                    Charles E. Yeager
                                    Director

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


4.A.1 Rights Agreement as Restated as of February 3, 1991, between the registrant and First Chicago Trust Company of New York as Rights Agent, as amended by Amendment No. 1 dated as of July 28, 1995, and Amendment No. 2 dated as of October 30, 1995.

              Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at December 31, 1996. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.A.2 Credit Agreement dated as of January 31, 1997, among the registrant, Louisiana-Pacific Canada Ltd., Bank of America National Trust and Savings Association and the other financial institutions party thereto.

10.A The registrant's 1984 Employee Stock Option Plan as amended to date.*


10.B          The registrant's 1991 Employee Stock Option Plan.*


10.C 1992 Non-Employee Director Stock Option Plan and Related Form of Option Agreement. Incorporated by

Exhibit                 Description of Exhibit



              reference to Exhibit 10.C to the registrant's Form 10-K report for 1992.*


10.D          Louisiana-Pacific  Corporation  Directors'  Deferred  Compensation
              Plan.*


10.E(1)       The registrant's Key Employee Restricted Stock Plan as amended.*


10.E(2) Form of Restricted Stock Award Agreement under Exhibit 10.H(1). Incorporated by reference to Exhibit 10.H(2) to the registrant's Form 10-K report for 1992.*


10.F(1) Louisiana-Pacific Corporation 1997 Incentive Stock Award Plan effective March 1, 1997 (subject to stockholder approval).*


10.F(2) Form of Award Agreements for Non-Qualified Stock Options and Performance Shares under the Louisiana-Pacific 1997 Incentive Stock Award Plan (subject to stockholder approval).*


10.F(3) Louisiana-Pacific Annual Cash Incentive Award Plan adopted March 1, 1997 (subject to stockholder approval of performance goals).*


10.G          The registrant's Supplemental Benefits Plan.*


10.H Employment Agreement between the registrant and Mark A. Suwyn dated January 2, 1996. Incorporated by reference to Exhibit 10.L to the registrant's Form 10-K report for 1995.*


10.I          Restricted  Stock Award Agreement  between the registrant and Mark
              A. Suwyn dated  January 31,  1996.  Incorporated  by  reference to
              Exhibit 10.M to the registrant's Form 10-K report for 1995.*


10.J Employment Agreement between the registrant and Stephen Grant dated August 1, 1995. Incorporated by reference to Exhibit 10.P to the registrant's Form 10-K report for 1995.*

Exhibit                 Description of Exhibit



10.K 1997 Cash Incentive Award for Mark A. Suwyn adopted March 1, 1997 (subject to stockholder approval).*


10.L Letter agreement dated April 19, 1996, with Michael D. Hanna, with respect to attached employment agreement dated January 15, 1995, between Mr. Hanna and Associated Chemists, Inc.*


10.M Executive Employment Agreement effective as of January 1, 1997, by and between the registrant and Karen D. Lundquist.*


11 Louisiana-Pacific Corporation and Subsidiaries: Calculation of Net Income Per Share for the Year Ended December 31, 1996.


21            List of subsidiaries of the registrant.


23            Consent of Independent Public Accountants.


27            Financial data schedule.