Form 10-Q
period 1997-03-31
LOUISIANA PACIFIC CORP
filed 1997-05-15
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For Quarterly Period Ended March 31, 1997
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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock: 109,271,011 shares of Common Stock, $1 par value, outstanding as of April 30, 1997.

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

PART I
FINANCIAL INFORMATION


Item 1.     Financial Statements.


                    CONSOLIDATED SUMMARY STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                  1997        1996

Net sales                                                  $ 554.6     $ 584.1
                                                           -------     -------
Costs and expenses:
Cost of sales                                                510.1       510.8
Depreciation, amortization and depletion                      40.9        43.1
Selling and administrative                                    38.7        35.2
Settlement and other unusual items, net                     (121.9)        ---
Interest expense                                               8.8          .9
Interest income                                                (.3)        (.9)
                                                           -------     -------
Total costs and expenses                                     476.3       589.1
                                                           -------     -------
Income (loss) before taxes and minority interest              78.3        (5.0)
Provision (benefit) for income taxes                          37.6        (1.9)
Minority interest in net income (loss)
  of consolidated subsidiaries                                (1.3)         .5
                                                           -------     -------
Net income (loss)                                          $  42.0     $  (3.6)
                                                           =======     =======

Net income (loss) per share                                $   .39     $  (.03)
                                                           =======     =======
Cash dividends per share                                   $   .14     $   .14
                                                           =======     =======

                      CONSOLIDATED SUMMARY BALANCE SHEETS
                LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                   (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                                   MAR. 31, 1997   DEC. 31, 1996

Cash and cash equivalents                             $    7.1        $   27.8
Accounts receivable, net                                 121.8           102.5
Receivable from U.S. Government                          135.0             ---
Inventories                                              269.1           264.3
Prepaid expenses                                          14.1            12.0
Income tax refunds receivable                             84.9            99.5
Deferred income taxes                                     73.1            73.1
                                                      --------        --------
     Total current assets                                705.1           579.2
                                                      --------        --------
Timber and timberlands                                   654.7           648.6
Property, plant and equipment                          2,534.0         2,486.0
Less reserves for depreciation                        (1,244.1)       (1,207.5)
                                                      --------        --------
Net property, plant and equipment                      1,289.9         1,278.5
Other assets                                             102.7            82.4
                                                      --------        --------
     Total assets                                     $2,752.4        $2,588.7
                                                      ========        ========

Current portion of long-term debt                     $   19.5        $   18.7
Short-term notes payable                                  30.5            35.4
Accounts payable and accrued liabilities                 195.5           190.6
Current portion of contingency reserves                  100.0           100.0
                                                      --------        --------
     Total current liabilities                           345.5           344.7
                                                      --------        --------
Long-term debt, excluding current portion                581.0           458.6
Deferred income taxes                                    183.2           163.2
Contingency reserves, excluding current portion          139.5           159.8
Other long-term liabilities and minority interest         32.6            34.8

Stockholders' equity:
Common Stock                                             117.0           117.0
Additional paid-in-capital                               473.2           472.7
Retained earnings                                      1,166.8         1,140.0
Treasury stock                                          (169.1)         (183.3)
Loans to Employee Stock Ownership Trusts                 (55.6)          (61.6)
Other                                                    (61.7)          (57.2)
                                                      --------        --------
     Total stockholders' equity                        1,470.6         1,427.6
                                                      --------        --------
     Total liabilities and equity                     $2,752.4        $2,588.7
                                                      ========        ========

                  CONSOLIDATED SUMMARY STATEMENTS OF CASH FLOWS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)



THREE MONTHS ENDED MARCH 31,                                   1997        1996

Cash flows from operating activities:
  Net income (loss)                                         $  42.0     $  (3.6)
  Depreciation, amortization and depletion                     40.9        43.1
  Cash settlements of contingencies                           (20.3)      (21.2)
  Other adjustments                                            11.4         6.9
  Decrease (increase) in certain working
    capital components and deferred taxes                    (118.9)       27.5
                                                            -------     -------
     Net cash provided by (used in) operating activities      (44.9)       52.7
                                                            -------     -------
Cash flows from investing activities:
  Capital spending, including acquisitions                    (81.4)      (61.1)
  Other investing activities, net                               5.8         4.1
                                                            -------     -------
     Net cash used in investing activities                    (75.6)      (57.0)
                                                            -------     -------
Cash flows from financing activities:
  New borrowing, including net increase in credit line        219.5        22.5
  Repayment of long-term debt                                (100.5)      (16.4)
  Increase (decrease) in short-term notes payable              (4.9)      (19.7)
  Cash dividends                                              (15.2)      (15.0)
  Other financing activities, net                                .9         4.7
                                                            -------     -------
     Net cash provided by (used in) financing activities       99.8       (23.9)
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents          (20.7)      (28.2)
Cash and cash equivalents at beginning of year                 27.8        75.4
                                                            -------     -------
Cash and cash equivalents at end of period                  $   7.1     $  47.2
                                                            =======     =======

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31, 1997

                                                           SHARES        AMOUNT

Common Stock                                            116,937,022    $  117.0
                                                        ===========    ========

Additional Paid-in-Capital:
Beginning balance                                                      $  472.7
Net transactions                                                             .5
                                                                       --------
Ending balance                                                         $  473.2
                                                                       ========

Retained Earnings:
Beginning balance                                                      $1,140.0
Net income                                                                 42.0
Cash dividends, $.14 per share                                            (15.2)
                                                                       --------
Ending balance                                                         $1,166.8
                                                                       ========

Treasury stock:
Beginning balance                                         8,170,799    $ (183.3)
Net shares reissued for employee stock
  plans and acquisition                                    (631,975)       14.2
                                                          ---------    --------
Ending balance                                            7,538,824    $ (169.1)
                                                          =========    ========

Loans to ESOTs:
Beginning balance                                                      $  (61.6)
Accrued contribution                                                        6.0
                                                                       --------
Ending balance                                                         $  (55.6)
                                                                       ========

Other Equity Adjustments:
Beginning balance                                                      $  (57.2)
Currency translation adjustment and
  amortization of deferred compensation                                    (4.5)
                                                                       --------
Ending balance                                                         $  (61.7)
                                                                       ========

                         NOTES TO FINANCIAL STATEMENTS
                LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


      1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such adjustments, except as discussed elsewhere in this report, are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1996 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.

      2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (108,190,000 in 1997 and 107,410,000 in 1996). The effect of common stock equivalents is not material.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This standards requires the calculation and disclosure of Basic Earnings per Share and Diluted Earnings per Share for interim and annual periods ending after December 15, 1997. Basic Earnings per Share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted Earnings per Share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated by applying the treasury stock method as defined in SFAS 128. The effect of L-P's common stock equivalents has historically been immaterial (less than three percent dilution) and therefore L-P's historical reported earnings per share will become Basic Earnings per Share under SFAS 128. L-P will be required to additionally report Diluted Earnings per Share which will differ from Basic Earnings per Share by less than three percent.

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

      6. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion and disclosures regarding items included in the financial statement caption "settlement and other unusual items, net."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

      Continued oversupply in oriented strand board (OSB) markets which resulted in depressed sales prices was the primary cause of lower sales and lower earnings before unusual items in the first quarter of 1997 compared to 1996. Overall net income before unusual items fell to a net loss of $32.0 million ($.29 per share) from a loss in 1996 of $3.6 million ($.03 per share). Sales fell approximately 5 percent to $554.6 million in the first quarter of 1997 from $584.1 million in the first quarter of 1996. The Company recorded a net gain of $122 million ($74 million after taxes, or $.68 per share) in the first quarter of 1997 relating to a $135 million settlement received in April from the U.S. Government over claims related to the long-term timber supply contract in Alaska, net of adjustments to Ketchikan Pulp Company pulp mill closure-related accruals.

      L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 90 percent of sales during the first quarter of 1997 and 1996. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," and "Summary of Production Volumes" and "Industry Product Price Trends."


Building Products Segment

      Building products segment sales in the first quarter of 1997 were $512.1 million, a 4 percent decrease from first quarter 1996 sales of $533.6 million. The decrease was primarily attributable to a 19% decline in structural panel products (OSB and plywood) sales to $190.6 million from $234.0 million in 1996. Overall, structural panel products per unit sales prices decreased approximately 19%, which was a mix of a 33% decline in OSB prices and a 4% increase in plywood prices. Structural panel volumes decreased slightly with plywood volume lower due to weather-related production decreases and OSB volume higher due to increased production capacity. Total lumber sales increased about 12 percent to $155.3 million in 1997 from $138.4 million in 1996. Lumber sales volume dropped approximately 8 percent due to mill closures within the company. Lumber prices increased an average of 22 percent due to strong markets. Industrial panel products sales declined approximately 5 percent (to $44.1 million in 1997 from
46.6 million in 1996) due a decrease of 4 percent in volume sold and a slight decrease in average selling price. The increase in sales in the other building products category to $122.1 million from $114.6 million was primarily attributable to the addition of Associated Chemists (coatings and chemicals), GreenStone Industries (cellulose insulation) and the assets of Tecton Laminates (engineered wood products) subsequent to the first quarter of 1996.

      Building products segment operating profits fell to a loss of $2.1 million in 1997 from a profit of $30.0 million in 1996. This decrease is primarily attributable to the decrease in OSB sales prices discussed above and reduced plywood volumes. Lumber performed much better in 1997 than 1996 which partially offset the structural panel decreases. Overall, log costs did not change significantly between the two years.

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

Pulp Segment

      Pulp sales dropped nearly 16 percent in the first quarter of 1997 to $42.5 million from $50.5 million in the first quarter 1996. Prices decreased an average of approximately 42 percent while volume increased approximately 45 percent. World-wide pulp inventories have been high over the past year and remained high through the first quarter, creating very weak pulp markets. Pulp sales decreases have also caused export sales to decrease significantly as L-P sells the substantial majority of pulp to export customers.

      Pulp segment losses moderated in 1997 despite sales price decreases due to cost cutting measures, more efficient operating volumes and prior inventory write-downs at the Ketchikan facility. The pulp segment loss was $11.6 million in the first three months of 1997 compared to a loss of $21.9 million in the first three months of 1996.

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


Settlement Payment and Other Unusual Items

      In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $122 million ($74 million after taxes, or $.68 per share) to reflect the initial amount paid under a settlement agreement with the U.S. Government over claims related to the long-term timber supply contract in Alaska of $135 million. The amount was paid to L-P in April of 1997 prior to the release of first quarter financial information and therefore the gain was recorded in the first quarter and reflected as a receivable in the March 31, 1997 balance sheet. Adjustments to pulp mill closure-related accruals were netted against this gain.


General Corporate and Other Expense

      The increase in unallocated expense is primarily due to asset sale gains and other credits offsetting 1996 expenses by nearly $9 million. The remaining increase is due to a small general increase in overhead expenses.


Interest Income (Expense)

      Interest expense increased significantly in 1997 due to higher borrowing levels and higher interest rates on variable rate debt. Higher borrowing levels were attributable to losses sustained in late 1996 and the first quarter of 1997 as well as capital expenditures in the latter part of 1996. Interest cost capitalized decreased in 1997 due to lower average balances of construction in progress.


Legal and Environmental Matters

      Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation and its potential impact on L-P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operations decreased significantly in 1997 over 1996 primarily due to the increased net loss (prior to unusual items) coupled with an increase in receivables. Cash used in investing activities increased due to cash used in acquisitions in the first quarter of 1997. L-P is budgeting non-acquisition capital expenditures, including timber and logging road additions, for all of 1997 of $150 million to $175 million. Financing activities provided nearly $100 million of cash in the first quarter of 1997 compared to using nearly $24 million in 1996. The Company borrowed significantly in the first quarter of 1997 to fund acquisitions, capital expenditures and operating cash uses.

      L-P's cash levels have decreased and borrowings have increased as discussed above. The ratio of long-term debt to total capital is 28.3% (excluding contingency reserves) at March 31, 1997. In April 1997, L-P received $135 million in settlement proceeds and an initial tax refund of $86 million, significantly increasing the Company's liquidity. Despite the decreased cash and increased borrowings, cash balances combined with borrowings available under L-P's $300 million revolving credit facility are expected to be sufficient to meet projected cash needs including the payments related to the siding litigation and other litigation. L-P must pay $55 million in the second quarter of 1997 into the national siding settlement fund. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.

               SALES AND OPERATING PROFIT BY MAJOR PRODUCT GROUP
                LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                   (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                          1997      1996

Sales:
  Structural panel products                        $ 190.6   $ 234.0
  Lumber                                             155.3     138.4
  Industrial panel products                           44.1      46.6
  Other building products                            122.1     114.6
                                                   -------   -------
    Total building products                          512.1     533.6
  Pulp                                                42.5      50.5
                                                   -------   -------
    Total sales                                    $ 554.6   $ 584.1
                                                   =======   =======

  Export sales                                     $  73.2   $  79.5
                                                   =======   =======

Profit (loss):
  Building products                                $  (2.1)  $  30.0
  Pulp                                               (11.6)    (21.9)
  Settlement and other unusual items, net            121.9       ---
  General corporate expense and other, net           (21.4)    (13.1)
  Interest income (expense), net                      (8.5)      ---
                                                   -------   -------
  Income (loss) before taxes and
    minority interest                              $  78.3   $  (5.0)
                                                   =======   =======

                LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                         SUMMARY OF PRODUCTION VOLUMES



                                          QUARTER ENDED MARCH 31
                                          ----------------------
                                             1997          1996

Oriented Strand Board (OSB),
     million square feet 3/8" basis           931           828

Softwood plywood,
     million square feet 3/8" basis           281           410

Lumber, million board feet                    301           282

Medium Density Fiberboard (MDF),
     million square feet 3/4" basis            50            47

Particleboard,
     million square feet 3/4" basis            81            80

Hardboard,
     million square feet 1/8" basis            54            54

Engineered I-Joists,
     million lineal feet                       17            11

Laminated Veneer Lumber (LVL),
     thousand cubic feet                    1,273           862

Pulp, thousand short tons*                    116            87

Chips, thousand BDU's                         369           422


*Includes production from the Ketchikan Pulp Company mill.

                         INDUSTRY PRODUCT PRICE TRENDS
                LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


                    OSB     PLYWOOD      LUMBER   PARTICLEBOARD
            -----------    --------   ---------   -------------
             N. CENTRAL    SOUTHERN
            7/16" BASIS    PINE 1/2"    FRAMING
                  24/16       BASIS      LUMBER          INLAND
                   SPAN         CDX   COMPOSITE      INDUSTRIAL
                 RATING       3 PLY      PRICES      3/4" BASIS
            -----------    --------   ---------   -------------

Annual Average
1992                217         248         287             200
1993                236         282         394             258
1994                265         302         405             295
1995                245         303         337             290
1996                184         258         398             276


1996 First Quarter Average
                    191         254         341             277


1996 Fourth Quarter Average
                    143         269         433             272


1997 First Quarter Average
                    134         266         438             265


Weekly Average
April 4             122         253         441             265
April 11            120         258         455             265
April 18            125         258         465             265
April 25            123         258         463             265

PART II
OTHER INFORMATION


Item 1.     Legal Proceedings.

      The following sets forth the current status of certain legal proceedings:


Environmental Proceedings

      In March 1995, L-P's subsidiary Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. In addition to civil and criminal penalties that have been paid, KPC also agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. With the recent closure of the pulp mill, KPC is currently seeking the EPA's and court's guidance regarding the necessity of these expenditures. KPC has also agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditures. At this time, the company cannot estimate what portion, if any, of the clean-up expenditures will be required. KPC is also negotiating with the state and EPA to conduct investigative and clean-up activities at the pulp mill following shut-down. The USFS has named KPC as a potentially responsible party for costs related to the capping of a landfill near Thorne Bay, Alaska, and KPC has agreed to a consent order obligating it to cap the landfill, the total costs of which may range up to $8 million. Total anticipated costs for these activities are unknown at this time, but KPC has recorded its initial estimated amount.

      The State of Texas has issued a notice of violation to L-P seeking a penalty of up to $135,000 relating to alleged failure to timely conduct required air emissions testing at L-P's Silsbee, Texas, plant.

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


Colorado Criminal Proceedings

      L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant, which was subsequently expanded to include the taking of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB Inner-Seal(R) product samples to the APA-The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. L-P is now facing 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB Inner-Seal structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program.

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


OSB Inner-Seal(R) Siding Matters

      L-P has been named as a defendant in numerous class action and non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or used OSB siding manufactured by L-P, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB Inner-Seal siding products.

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

      If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P will be required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. As of May 9, 1997, approximately $22 million of the first year's $100 million installment remained, after accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement. By that date, approximately 97,000 claims forms had been requested and mailed and approximately 44,300 claims had been submitted; approximately 9,000 class settlement checks had been mailed totaling approximately $53 million.

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

      A settlement of the Florida class action has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims for up to five years after October 4, 1995. As of May 9, 1997, approximately 24,900 claims forms had been requested and mailed; approximately 14,300 completed claims forms had been returned, and approximately 13,700 inspections had been completed; this resulted in approximately 12,650 allowed claims, at an aggregate cost of approximately $36 million (including adjustments to deductions to conform to the national settlement).


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


Executive Employment Matter

      In January 1996, an action entitled International Paper Company v. Mark A. Suwyn and Louisiana-Pacific Corporation was instituted in the United States District Court for the Southern District of New York claiming that Mr. Suwyn's employment as chief executive officer of L-P violated the terms of a previous employment agreement with the plaintiff. The complaint seeks an injunction prohibiting Mr. Suwyn from continuing his employment with L-P for 18 months and other relief. L-P believes there are meritorious defenses related to this case and does not believe that there is any material liability related to this case. Trial has been completed and the parties are awaiting the decision of the court.


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

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                                    LOUISIANA-PACIFIC CORPORATION




                                    By /s/ WILLIAM L. HEBERT
                                       William L. Hebert
                                       Vice President - Treasurer
                                         and Controller
                                       (Principal Financial Officer)



DATED:  May 15, 1997

                                 EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT

      27                      Financial Data Schedule.