Form 10-Q
period 1997-06-30
LOUISIANA PACIFIC CORP
filed 1997-08-14
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For Quarterly Period Ended June 30, 1997
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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock: 109,291,169 shares of Common Stock, $1 par value, outstanding as of August 1, 1997.

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

PART I
FINANCIAL INFORMATION


Item 1.     Financial Statements.


                    CONSOLIDATED SUMMARY STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                      QUARTER ENDED         SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                    -----------------      -------------------
                                      1997      1996          1997      1996
                                    -------   -------      --------   --------

Net sales                           $ 633.3   $ 658.3      $1,187.9   $1,242.4
                                    -------   -------      --------   --------
Costs and expenses:
Cost of sales                         555.1     540.9       1,065.2    1,051.7
Depreciation, amortization
  and depletion                        46.1      51.9          87.0       95.0
Settlement and other
  unusual items, net                    --        --         (121.9)       --
Selling and administrative             40.3      30.5          79.0       65.7
Interest expense                        7.0       3.4          15.8        4.3
Interest income                         (.5)     (2.9)          (.8)      (3.8)
                                    -------   -------      --------   --------
Total costs and expenses              648.0     623.8       1,124.3    1,212.9
                                    -------   -------      --------   --------
Income (loss) before taxes
  and minority interest               (14.7)     34.5          63.6       29.5
Provision (benefit) for
  income taxes                         (3.4)     13.0          34.2       11.1
Minority interest in
  net income (loss) of
  consolidated subsidiaries            (1.2)       .5          (2.5)       1.0
                                    -------   -------      --------   --------
Net income (loss)                   $ (10.1)  $  21.0      $   31.9   $   17.4
                                    =======   =======      ========   ========

Net income (loss) per share         $  (.10)  $   .19      $    .29   $    .16
                                    =======   =======      ========   ========
Cash dividends per share            $   .14   $   .14      $    .28   $    .28
                                    =======   =======      ========   ========

                       CONSOLIDATED SUMMARY BALANCE SHEETS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)



                                              JUNE 30, 1997       DEC. 31, 1996
                                              -------------       -------------

Cash and cash equivalents                          $    6.9            $   27.8
Accounts receivable, net                              121.4               102.5
Inventories                                           249.4               264.3
Prepaid expenses                                       19.1                12.0
Income tax refunds receivable                          13.5                99.5
Deferred income taxes                                  73.1                73.1
                                                   --------            --------
     Total current assets                             483.4               579.2
                                                   --------            --------
Timber and timberlands                                663.3               648.6
Property, plant and equipment                       2,549.9             2,486.0
Less reserves for depreciation                     (1,271.5)           (1,207.5)
                                                   --------            --------
Net property, plant and equipment                   1,278.4             1,278.5
Other assets                                          102.6                82.4
                                                   --------            --------
     Total assets                                  $2,527.7            $2,588.7
                                                   ========            ========

Current portion of long-term debt                  $   19.7            $   18.7
Short-term notes payable                               22.0                35.4
Accounts payable and accrued liabilities              184.5               190.6
Current portion of contingency reserves                80.0               100.0
                                                   --------            --------
      Total current liabilities                       306.2               344.7
                                                   --------            --------
Long-term debt, excluding current portion             469.6               458.6
Deferred income taxes                                 193.2               163.2
Contingency reserves, net of current portion           78.5               159.8
Other long-term liabilities and minority interest      31.2                34.8
Stockholders' equity:
Common stock                                          117.0               117.0
Additional paid-in capital                            473.3               472.7
Retained earnings                                   1,141.6             1,140.0
Treasury stock                                       (171.1)             (183.3)
Loans to Employee Stock Ownership Trusts              (49.7)              (61.6)
Other                                                 (62.1)              (57.2)
                                                   --------            --------
     Total stockholders' equity                     1,449.0             1,427.6
                                                   --------            --------
     Total liabilities and equity                  $2,527.7            $2,588.7
                                                   ========            ========

                  CONSOLIDATED SUMMARY STATEMENTS OF CASH FLOWS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)




SIX MONTHS ENDED JUNE 30,                                    1997          1996
                                                          -------       -------

Cash flows from operating activities:
  Net income                                              $  31.9       $  17.4
  Depreciation, amortization and depletion                   87.0          95.0
  Cash settlements of contingencies                        (105.3)       (123.4)
  Other adjustments, net                                     15.6           1.0
  Decrease (increase) in certain working
    capital components and deferred taxes                   111.6          97.7
                                                          -------       -------
     Net cash provided by operating activities              140.8          87.7
                                                          -------       -------
Cash flows from investing activities:
  Capital spending, including acquisitions                 (137.4)       (174.7)
  Other investing activities, net                            10.2           7.2
                                                          -------       -------
     Net cash used in investing activities                 (127.2)       (167.5)
                                                          -------       -------
Cash flows from financing activities:
  New borrowings                                            125.0         120.0
  Repayment of long-term debt, including
    net decrease in credit line                            (115.3)        (26.8)
  Increase (decrease) in short-term notes payable           (13.4)        (10.5)
  Cash dividends                                            (30.3)        (30.0)
  Other financing activities, net                             (.5)          5.9
                                                          -------       -------
     Net cash provided by (used in) financing activities    (34.5)         58.6
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents        (20.9)        (21.2)
Cash and cash equivalents at beginning of year               27.8          75.4
                                                          -------       -------
Cash and cash equivalents at end of period                $   6.9       $  54.2
                                                          =======       =======

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                               JUNE 30, 1997
                                                        --------------------
                                                             SHARES   AMOUNT
                                                        -----------  -------

Common Stock                                            116,937,022  $ 117.0
                                                        ===========  =======

Additional Paid-in-Capital:
Beginning balance                                                    $ 472.7
Net transactions                                                          .6
                                                                     -------
Ending balance                                                       $ 473.3
                                                                     =======

Retained Earnings:
Beginning balance                                                   $1,140.0
Net income                                                              31.9
Cash dividends, $.28 per share                                         (30.3)
                                                                     -------
Ending balance                                                      $1,141.6
                                                                     =======


Treasury stock:
Beginning balance                                         8,170,799  $(183.3)
Shares reissued for employee stock
  plans and acquisition                                    (518,468)    12.2
                                                         ----------  -------
Ending balance                                            7,652,331  $(171.1)
                                                         ==========  =======



Loans to Employee Stock Ownership Trusts:
Beginning balance                                                   $  (61.6)
Less accrued contribution                                               11.9
                                                                     -------
Ending balance                                                      $  (49.7)
                                                                     =======

Other Equity Adjustments:
Beginning balance                                                    $ (57.2)
Currency translation adjustment and
 amortization of deferred compensation                                  (4.9)
                                                                     -------
Ending balance                                                       $ (62.1)
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

      2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (108,250,000 in 1997 and 107,410,000 in 1996). The effect of common stock equivalents is not material.

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

      7. In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 will be effective for L-P in 1998. Based on an initial review of SFAS 130, L-P does not expect that it will have a significant impact on the Company's financial statements and related disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

      Continued oversupply in oriented strand board (OSB) markets which has resulted in depressed sales prices throughout the first six months of 1997 is the primary cause of lower sales and lower earnings before unusual items compared to 1996. Overall net income before unusual items fell to a net loss of $42 million ($.39 per share) for the first six months of 1997 from net income of $17 million ($.16 per share) in 1996. L-P lost $10 million ($.10 per share) in the second quarter of 1997 compared to net income of $21 million ($.19 per share) in 1996. Sales declined approximately 4 percent for the second quarter and six month periods as compared with the prior year's periods. During the first quarter of 1997, the Company recorded a net gain of $122 million ($74 million after taxes, or $.68 per share) relating to a $135 million settlement received in April from the U.S. Government of claims related to the long-term timber supply contract in Alaska, net of adjustments to Ketchikan Pulp Company pulp mill closure-related accruals.

      L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 90 percent of sales in the first six months of 1997 and 1996. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group", "Summary of Production Volumes" and "Industry Product Price Trends."


Building Products Segment

                                   Quarter Ended          Six Months Ended
                                      June 30                  June 30
                               ---------------------   -------------------------
                                 1997    1996  % Chg       1997     1996   % Chg
                               ------  ------  -----   --------  -------   -----
                                          (Dollar amounts in millions)
Sales:
     Structural panels         $215.9  $280.2   -23%   $  406.5  $  514.2   -21%
     Lumber                     187.6   164.2   +14%      342.9     302.6   +13%
     Industrial panel products   46.5    51.3    -9%       90.6      97.9    -7%
     Other building products    148.5   121.7   +22%      270.6     236.3   +15%
                               ------  ------          --------  --------
     Total building products   $598.5  $617.4    -3%   $1,110.6  $1,151.0    -4%
                               ======  ======          ========  ========

Operating profit               $ 18.9  $ 72.3   -74%   $   16.8  $  102.3   -84%
                               ======  ======          ========  ========


      The decrease in structural panel (OSB and plywood) sales in 1997 has been primarily attributable to a 19 percent decline in average selling prices in the first six months of 1997 compared to 1996 (18 percent decline in the second quarter). While plywood prices have increased slightly in 1997, OSB prices continue to suffer from industry-wide excess production capacity, and have fallen 34 percent from 1996 levels. Structural panel volumes decreased by 5 percent for the six month period (decreased 8 percent for the second quarter) due to weather-related production outages, unsteady raw material supply and permanent closures of one plywood facility and four small capacity OSB facilities. Increased production at new OSB plants helped to offset the volume decreases.

      Average lumber sales prices have increased approximately 10 percent for the second quarter and first six months of 1997. Volume for the first six months of

1997  increased  6  percent  while  second   quarter   volumes  did  not  change
significantly. Lumber markets have been strong throughout 1997, benefiting from a strong U.S. economy, relatively low interest rates and strong housing starts.

      Industrial panel products, which consist of particleboard, medium-density fiberboard (MDF) and hardboard have experienced average selling price decreases of slightly more than 5 percent in 1997. The price decrease has been primarily caused by particleboard due to increased industry capacity relative to demand. The volume of industrial panel products sold has declined slightly more than 2 percent in 1997.

      The increase in other building products sales is primarily due to the acquisition of Associated Chemists, Inc. (coatings and chemicals), GreenStone Industries, Inc. (cellulose insulation) and the assets of Tecton Laminates (engineered I-Joists and LVL) subsequent to the first six months of 1996.

      The decrease in building products segment operating profits for the quarter and six month periods in 1997 compared to 1996 is primarily attributable to the decrease in OSB prices and structural panel volumes. Industrial panel profits have also decreased due to lower particleboard prices. Partially offsetting these decreases, the profitability of L-P's lumber operations improved for both the second quarter and first six months of 1997 over 1996 due to higher selling prices and increased volume (six months only). The performance in engineered I-Joists and LVL also improved significantly for the second quarter and six month periods. Overall, log costs did not change significantly in 1997 compared to 1996.

      L-P's building products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether prices of its building products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases. Subsequent to the end of the second quarter, prices for OSB have increased modestly (see following table labeled "Industry Product Price Trends"). While this increase may continue through the rest of the building season, continued capacity additions may add to the current excess of industry capacity and cause prices to drop back to lower levels until demand increases or additional structural panel capacity is permanently shut down.

Pulp Segment

                                    Quarter Ended        Six Months Ended
                                       June 30                June 30
                                ---------------------   ----------------------
                                  1997    1996  % Chg     1997    1996   % Chg
                                ------  ------  -----   ------  ------   -----
                                          (Dollar amounts in millions)

Pulp sales                      $ 34.8  $ 40.9   -15%   $ 77.3  $ 91.4    -15%
                                ======  ======          ======  ======

Operating profit                $ (6.0) $(30.5)  +80%   $(17.6) $(52.4)   +66%
                                ======  ======          ======  ======


      During the second quarter, pulp sales fell 17 percent from 1997 compared to 1996, while prices increased slightly. The volume decrease is due to the permanent shut-down of the Ketchikan Pulp Company mill at the end of the first quarter of 1997 and decreased sales from the Samoa, California facility due to inventory liquidations in 1996. For the six month period, volume was up 9 percent in 1997 while prices were down 22 percent. Pulp prices were high during the first quarter of 1996 and fell later in the year. The Chetwynd B.C. mill was temporarily shut down for part of the first quarter in 1996. Decreased pulp sales have caused export sales to decrease as L-P sells the substantial majority of pulp to export customers.

      Pulp segment losses have moderated in 1997 despite flat to lower pricing due to cost cutting measures implemented at the Samoa and Chetwynd facilities and prior inventory write-downs at the Ketchikan facility. Raw material cost decreases of 10 percent to 25 percent have also contributed to reduced operating losses.

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

Settlement Payment and Other Unusual Items

      In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $122 million ($74 million after taxes, or $.68 per share) to reflect the initial proceeds received under a settlement agreement with the U.S. Government over claims related to the long-term timber supply contract in Alaska of $135 million. The amount was paid to L-P in April of 1997 prior to the release of first quarter financial information and therefore the gain was recorded in the first quarter and reflected as a receivable in the March 31, 1997 balance sheet. Adjustments to pulp mill closure-related accruals were netted against this gain.

General Corporate Expense, Net

      The increase in general corporate expense is primarily due to asset sale gains and other credits offsetting 1996 six month expenses of nearly $19 million (approximately $10 million for the second quarter). The remaining increase is primarily due to increased training costs, increased costs associated with non-operating facilities, and a general increase in overhead costs.

Net Interest Income (Expense)

      Interest expense has increased significantly in 1997 due to higher borrowing levels and higher interest rates on variable rate debt. Higher borrowing levels were attributable to losses sustained in late 1996 and the first six months of 1997 as well as high capital expenditures in the latter part of 1996. Interest cost capitalized has decreased in 1997 due to lower average balances of construction in progress.

Legal and Environmental Matters

      Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation and its potential impact on L-P.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operations has increased in 1997 due to the $135 million settlement received from the U.S. Government (see discussion above under "Settlement Payment and Other Unusual Items"), income tax refunds received, and lower cash settlements of contingencies. Excluding the settlement and refunds, operating cash flow decreased significantly in 1997 over 1996 primarily due to the increased net loss (prior to unusual items ). Cash used for investing activities has decreased in 1997 as many major construction projects underway in the first half of 1996 were completed prior to 1997. L-P is budgeting non-acquisition capital expenditures, including timber and logging road additions, for the full year 1997 of approximately $180 million. Financing activities resulted in a net use of cash in 1997 and a source of cash in 1996. The primary difference was debt repayments, net of borrowings, which were approximately $4 million in 1997. In 1996, borrowings, net of repayments, were approximately $83 million.

      L-P's cash levels have decreased and borrowings have increased slightly as discussed above. The ratio of long-term debt to total capital is 25 percent (excluding contingency reserves) at June 30, 1997. L-P has $40 million available on its revolving credit facility at June 30, 1997 and expects to receive $50 million during the third quarter from a sale of timberland. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.

                SALES AND OPERATING PROFIT BY MAJOR PRODUCT GROUP
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                          QUARTER ENDED         SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                        ------------------    ------------------
                                           1997      1996        1997      1996
                                         -------   -------    --------   -------

  Sales:
    Structural panel products            $ 215.9   $ 280.2    $  406.5  $  514.2
    Lumber                                 187.6     164.2       342.9     302.6
    Industrial panel products               46.5      51.3        90.6      97.9
    Other building products                148.5     121.7       270.6     236.3
                                         -------   -------    --------  --------
    Total building products                598.5     617.4     1,110.6   1,151.0
    Pulp                                    34.8      40.9        77.3      91.4
                                         -------   -------    --------  --------
      Total sales                        $ 633.3   $ 658.3    $1,187.9  $1,242.4
                                         =======   =======    ========  ========

    Export sales                         $  54.4   $  58.3    $  127.6  $  137.8
                                         =======   =======    ========  ========


  Profit (loss):
    Building products                   $  18.9   $  72.3    $   16.8  $  102.3
    Pulp                                   (6.0)    (30.5)      (17.6)    (52.4)
    Settlement payment and other
      unusual items, net                    --        --        121.9       --

    General corporate expense, net        (21.1)     (6.8)      (42.5)    (19.9)
    Interest income (expense), net         (6.5)      (.5)      (15.0)      (.5)
                                        -------   -------    --------  --------
  Income (loss) before taxes and
   minority interest                    $ (14.7)  $  34.5    $   63.6  $  29.5
                                        =======   =======    ========  ========

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                          SUMMARY OF PRODUCTION VOLUMES


                                           QUARTER ENDED         SIX MONTHS ENDED
                                              JUNE 30                 JUNE 30
                                          ----------------       ----------------
                                           1997       1996        1997       1996
                                          -----      -----       -----      -----

  Oriented strand board panels,
    million square ft 3/8" basis            965        931       1,821      1,666

  Oriented strand board siding,
    million square ft 3/8" basis             75        102         150        196

  Softwood plywood,
    million square ft 3/8" basis            312        423         593        832

  Lumber, million board feet                319        326         621        609

  Medium density fiberboard,
    million square ft 3/4" basis             55         55         105        102

  Particleboard,
    million square ft 3/4" basis             89         89         169        170

  Hardboard,
    million square ft 1/8" basis             57         57         111        111

  Engineered I-Joists,
    million lineal feet                      22         13          38         23

Laminated Veneer Lumber,
  thousand cubic ft                       1,800      1,000       3,100      1,900

Pulp,
  thousand short tons*                       88        121         201        208


* Includes production of the Ketchikan Pulp Company mill in 1996 and first quarter 1997.

                          INDUSTRY PRODUCT PRICE TRENDS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


                                  OSB     PLYWOOD       LUMBER   PARTICLEBOARD
                          -----------    --------    ---------   -------------
                           N. CENTRAL    SOUTHERN
                          7/16" BASIS     PINE 2"      FRAMING
                                24/16       BASIS       LUMBER          INLAND
                                 SPAN         CDX    COMPOSITE      INDUSTRIAL
                               RATING       3 PLY       PRICES      3/4" BASIS
                          -----------    --------    ---------   -------------

Annual Average
1992                              217         248          287             200
1993                              236         282          394             258
1994                              265         302          405             295
1995                              245         303          337             290
1996                              184         258          398             276

1996 Second Quarter Average
                                  203         246          393             277

1997 First Quarter Average
                                  134         266          438             265

1997 Second Quarter Average
                                  126         256          443             265

Weekly Average
July 3                            123         257          433             265
July 11                           130         255          431             265
July 18                           135         258          430             265

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

      L-P has been negotiating with the California North Coast Air Management Board concerning a possible resolution of alleged violations relating to air quality at L-P's Samoa, California, pulp mill. Although no formal enforcement action has been commenced, the parties are discussing a resolution involving payment of a penalty, plus certain capital expenditures.

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

      If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P will be required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. As of August 11, 1997, approximately $40.9 million remained of the $155 million paid into the fund to date, after accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement. By that date, approximately 109,000 claims forms had been requested and mailed and approximately 53,700 claims had been submitted; approximately

15,700 class settlement checks had been mailed totaling approximately $98.6 million.

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

      A settlement of the Florida class action has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims for up to five years after October 4, 1995. As of August 11, 1997, approximately 29,000 claims forms had been requested, and approximately 17,000 claims had been paid at an aggregate cost of approximately $40.9 million, including adjustments to conform to the national settlement.


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


Executive Employment Matter

      In January 1996, an action entitled International Paper Company v. Mark A. Suwyn and Louisiana-Pacific Corporation was instituted in the United States District Court for the Southern District of New York claiming that Mr. Suwyn's employment as chief executive officer of L-P violated the terms of a previous employment agreement with the plaintiff. Following trial, the court returned a decision in favor of Mr. Suwyn and L-P.


Other

      L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position or results of operations of L-P.

Item 4.     Submission of Matters to a Vote of Security-Holders

      The Registrant held its annual meeting of stockholders on May 5, 1997. The following summarizes the matters voted upon at the meeting and the results of the voting:

      Directors elected for a term of office expiring in 2000:


Name of Director         Shares Voted For         Shares Individually Withheld

Archie W. Dunham            85,399,107                    8,003,137
Bonnie Guiton Hill          85,288,124                    8,114,120
Mark A. Suwyn               85,385,241                    8,017,003




                                                Shares      Shares        Broker
Description of Proposal           Shares For    Against    Abstained     Non-Votes

Approval of 1997 Incentive
Stock Award Plan                   77,710,657 14,780,342     911,245             0

Approval of Performance Goals
for Annual Cash Incentive Awards   81,668,763 10,794,722     938,759             0


Item 6.     Exhibits and Reports on Form 8-K.

            (a)         The   exhibits   filed  as  part  of  this   report   or
                        incorporated by reference herein are listed in the accompanying exhibit index.

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                                    LOUISIANA-PACIFIC CORPORATION




                                    By        /s/ WILLIAM L. HEBERT
                                          William L. Hebert
                                          Vice President - Treasurer
                                            and Controller
                                          (Principal Financial Officer)



DATED:  August 14, 1997

                                  EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT


       3                      Bylaws as amended July 29, 1997


      10                      1997 Incentive Stock Award Plan


      27                      Financial Data Schedule