Form 10-Q
period 1997-09-30
LOUISIANA PACIFIC CORP
filed 1997-11-14
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 1997
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock: 109,543,295 shares of Common Stock, $1 par value, outstanding as of September 30, 1997.

FORWARD LOOKING STATEMENTS
--------------------------

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

PART I
FINANCIAL INFORMATION


Item 1. Financial Statements.
        --------------------

                    CONSOLIDATED SUMMARY STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                 QUARTER ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                               -----------------      -------------------
                                 1997      1996          1997      1996
                               -------   -------      --------   --------
Net sales                      $ 619.5   $ 676.3      $1,807.4   $1,918.7
                               -------   -------      --------   --------
Costs and expenses:
Cost of sales                    537.6     565.3       1,602.8    1,617.0
Depreciation, amortization
 and depletion                    49.5      52.4         136.5      147.4
Selling and administrative        46.2      36.7         125.2      102.4
Settlements and other
 unusual items, net              154.4     350.0          32.5      350.0
Interest expense                   8.4       4.9          24.2        9.2
Interest income                    (.3)     (1.0)         (1.1)      (4.8)
                               -------   -------      --------   --------
Total costs and expenses         795.8   1,008.3       1,920.1    2,221.2
                               -------   -------      --------   --------
Income (loss) before taxes and
 minority interest              (176.3)   (332.0)       (112.7)    (302.5)
Provision (benefit) for
 income taxes                    (62.9)   (128.2)        (28.7)    (117.1)
Minority interest in
 net income (loss) of
 consolidated subsidiaries        (1.0)      (.4)         (3.5)        .6
                               -------   -------      --------   --------
Net income (loss)              $(112.4)  $(203.4)     $  (80.5)  $ (186.0)
                               =======   =======      ========   ========

Net income (loss) per share    $ (1.03)  $ (1.89)     $   (.74)  $  (1.73)
                               =======   =======      ========   ========
Cash dividends per share       $   .14   $   .14      $    .42   $    .42
                               =======   =======      ========   ========

                       CONSOLIDATED SUMMARY BALANCE SHEETS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)



                                             SEPT. 30, 1997       DEC. 31, 1996
                                             --------------       -------------

Cash and cash equivalents                          $   32.2            $   27.8
Accounts receivable, net                              155.6               102.5
Inventories                                           258.2               264.3
Prepaid expenses                                       13.7                12.0
Income tax refund                                      23.8                99.5
Deferred income taxes                                  73.1                73.1
                                                   --------            --------
     Total current assets                             556.6               579.2
                                                   --------            --------
Timber and timberlands                                637.1               648.6
Property, plant and equipment                       2,508.8             2,486.0
Less accumulated depreciation                      (1,269.7)           (1,207.5)
                                                   --------            --------
Net property, plant and equipment                   1,239.1             1,278.5
Other assets                                          155.6                82.4
                                                   --------            --------
     Total assets                                  $2,588.4            $2,588.7
                                                   ========            ========

Current portion of long-term debt                  $   19.3            $   18.7
Short-term notes payable                               22.0                35.4
Accounts payable and accrued liabilities              245.3               190.6
Current portion of contingency reserves                80.0               100.0
                                                   --------            --------
      Total current liabilities                       366.6               344.7
                                                   --------            --------
Long-term debt, excluding current portion             508.5               458.6
Deferred income taxes                                 139.9               163.2
Contingency reserves, excluding current portion       220.3               159.8
Other long-term liabilities and minority interest      24.6                34.8

Stockholders' equity:
Common Stock                                          117.0               117.0
Additional paid-in capital                            472.1               472.7
Retained earnings                                   1,014.0             1,140.0
Treasury stock                                       (164.2)             (183.3)
Loans to Employee Stock Ownership Trusts              (43.7)              (61.6)
Other                                                 (66.7)              (57.2)
                                                   --------            --------
     Total stockholders' equity                     1,328.5             1,427.6
                                                   --------            --------
     Total liabilities and equity                  $2,588.4            $2,588.7
                                                   ========            ========

                  CONSOLIDATED SUMMARY STATEMENTS OF CASH FLOWS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)



NINE MONTHS ENDED SEPTEMBER 30,                            1997            1996
                                                        -------         -------

Cash flows from operating activities:
  Net income (loss)                                     $ (80.5)        $(186.0)
  Depreciation, amortization and depletion                136.5           147.4
  Cash settlements of contingencies                      (128.5)         (169.1)
  Other adjustments, net including adjustment
    of litigation reserves and other unusual
    non-cash charges                                      168.2           353.4
  Decrease (increase) in certain working
    capital components and deferred taxes                  61.1           (30.8)
                                                        -------         -------
     Net cash provided by operating activities            156.8           114.9
                                                        -------         -------
Cash flows from investing activities:
  Capital spending, including acquisitions               (180.6)         (220.0)
  Other investing activities, net                          36.5            47.2
                                                        -------         -------
     Net cash used in investing activities               (144.1)         (172.8)
                                                        -------         -------
Cash flows from financing activities:
  New borrowing, including net increase in credit line    149.5           114.5
  Repayment of long-term debt and short-term notes       (114.3)          (37.2)
  Cash dividends                                          (45.5)          (45.1)
  Other financing activities, net                           2.0             4.0
                                                        -------         -------
     Net cash provided by (used in)
       financing activities                                (8.3)           36.2
                                                        -------         -------
Net increase (decrease) in cash
  and cash equivalents                                      4.4           (21.7)
Cash and cash equivalents at beginning of year             27.8            75.4
                                                        -------         -------
Cash and cash equivalents at end of period               $ 32.2         $  53.7
                                                        =======         =======

                          NOTES TO FINANCIAL STATEMENTS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES



1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of Louisiana-Pacific Corporation ("L-P"), necessary for a fair statement of the results of the respective interim periods. Such adjustments, except as discussed elsewhere in this report, are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1996 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.

2. Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods (108,330,000 in 1997 and 107,410,000 in 1996). The effect of common stock equivalents is not material.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). This standard requires the calculation and disclosure of Basic Earnings per Share and Diluted Earnings per Share for interim and annual periods ending after December 15, 1997. Basic Earnings per Share are computed by dividing net income
      (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted Earnings per Share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated by applying the treasury stock method as defined in SFAS 128. The effect of L-P's common stock equivalents has historically been immaterial (less than three percent dilution) and therefore L-P's historical reported earnings per share will become Basic Earnings per Share under SFAS 128. L-P will be required to additionally report Diluted Earnings per Share which will differ from Basic Earnings per Share by less than three percent.

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

6. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion and disclosures regarding items included in the financial statement caption "settlements and other unusual items, net."

7. In October 1997, L-P announced that it intends to sell assets management considers non-strategic to L-P's business. These assets include, among others, the remaining California timberlands and related lumber businesses, the Samoa, California pulp mill, the Weather-Seal window and door manufacturing business, the Creative Point, Inc. subsidiary, the Red Bluff, California cement fiber roof shake plant and the fiber gypsum plant in Nova Scotia.

8. In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 will be effective for L-P in 1998. Based on an initial review of SFAS 130, L-P does not expect that it will have a significant impact on the Company's financial statements and related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

General
-------

      Continued oversupply in oriented strand board (OSB) markets which caused depressed sales prices throughout the first nine months of 1997 has resulted in lower sales and earnings before settlements and other unusual items in 1997 compared to 1996. The net loss before unusual items for the first nine months of 1997 was $59.9 million ($.55 per share) compared to net income before unusual items in 1996 of $28.6 million ($.27 per share). The net loss before unusual items in the third quarter of 1997 was $18.1 million ($.16 per share) compared to net income before unusual items of $11.2 million ($.11 per share) in the third quarter of 1996. Sales have declined by six percent in the first nine months of the year and eight percent in the third quarter compared to 1996. Unusual charges recorded in the third quarter of each year are discussed below.

      L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 85 percent of sales in both the first nine months of 1997 and 1996. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Profit by Major Product Group," "Operating Volumes" and "Industry Product Price Trends."

Building Products Segment
-------------------------
                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                               ---------------------   -------------------------
                                 1997    1996  % Chg       1997     1996   % Chg
                               ------  ------  -----   --------  -------   -----
                                         (Dollar amounts in millions)
  Sales:
     Structural panels          $222.4  $277.6   -20%  $  628.9  $  791.8   -21%
     Lumber                      169.5   170.3    --%     512.4     472.9    +8%
     Industrial panel products    43.9    51.8   -15%     134.5     149.7   -10%
     Other building products     153.1   139.3   +10%     423.7     375.6   +13%
                                ------  ------         --------  --------
  Total building products       $588.9  $639.0    -8%  $1,699.5  $1,790.0    -5%
                                ======  ======         ========  ========
  Building products profit      $ 11.4  $ 68.0   -83%  $   28.2  $  170.3   -83%
                                ======  ======         ========  ========


      The decrease in structural panel (OSB and plywood) sales is primarily attributable to a decline in average selling prices of approximately 17 percent for the first nine months of 1997 compared to 1996 (14 percent decline in the third quarter). While plywood prices have increased slightly in 1997, OSB prices continue to suffer from industry-wide excess production capacity, and have fallen more than 30 percent from average 1996 levels. During the third quarter of 1997, L-P's net sales realizations were also negatively impacted by increased shipping costs caused by interrupted rail service. Structural panel sales volumes decreased 6 percent for the nine month period (decreased 8 percent for the third quarter) due to weather-related production outages early in the year, unsteady raw material supply in the Southern region and permanent closures of one plywood facility and four small capacity OSB facilities. Increased production at newer OSB plants helped to offset the volume decreases.

      Average lumber sales prices have increased approximately 8 percent for the first nine months of 1997 (no significant change during the third quarter) compared to 1996. Lumber volume sold was virtually unchanged for both the nine month and the third quarter periods. Lumber markets have experienced good demand in 1997, particularly in the first six months of the year, benefiting from a robust U.S. economy, relatively low interest rates and strong housing starts. However, weakening currencies in the Far East have limited shipments from North America to those markets and put supply pressure on domestic markets, causing lumber prices to decline in the second half of 1997.

      Average selling prices for industrial panel products (particleboard, medium-density fiberboard (MDF) and hardboard) have declined approximately 10 percent in the first nine months of 1997 (decreased 15 percent for the third quarter) compared to 1996. The price decreases are due to increased industry production relative to demand. The volume of industrial panels sold decreased approximately 5 percent in the nine months of 1997 (9 percent for the third quarter) as inventory volumes grew due to slow demand.

      The increase in other building products sales is primarily due to the acquisition of Associated Chemists, Inc. (coatings and chemicals) in mid-1996, GreenStone Industries, Inc. (cellulose insulation) and the assets of Tecton Laminates (engineered I-Joists and LVL) in early 1997.

      The decrease in building products segment operating profit in the third quarter and nine month periods in 1997 compared to 1996 is primarily attributable to the decrease in OSB and industrial panel prices and sales volumes and due to mechanical and raw material related production outages in the third quarter of 1997 at certain OSB plants. Partially offsetting these decreases, the profitability of L-P's lumber operations improved for the nine month period in 1997 due to higher average selling prices. The performance of the engineered I-Joist and LVL operations also improved significantly for the third quarter and nine month periods. Also impacting building products profits, log costs have increased in most regions of the country in 1997 by up to 10 percent.

      L-P's building products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its building products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases. Subsequent to the end of the third quarter, prices for most of L-P's major products have decreased modestly, except for plywood and OSB which have increased modestly (see "Industry Product Price Trends"). L-P expects that prices for structural panel products will weaken in the late fall and winter, which is a seasonal slow period for construction. Also, L-P believes that further permanent closures of structural panel plants across the industry are needed before higher and more stable pricing of structural panels products will occur.

Pulp Segment
------------
                                    Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                ---------------------   ----------------------
                                  1997    1996  % Chg     1997    1996   % Chg
                                ------  ------  -----   ------  ------   -----
                                          (Dollar amounts in millions)
Pulp sales                      $ 30.6  $ 37.3   -18%   $107.9  $128.7    -16%
                                ======  ======          ======  ======
Pulp profit (loss)              $ (2.8) $(26.5)  n.m.   $(20.4) $(78.9)   n.m.
                                ======  ======          ======  ======

      Pulp segment sales decreased in both the third quarter and first nine months of 1997 compared to 1996, primarily as a result of the permanent closure of the Ketchikan Pulp Company mill at the end of the first quarter of 1997. At the two remaining pulp mills, volume has increased in 1997, while average prices have decreased. Pulp prices were high during the first quarter of 1996 and fell later in the year. In 1997, prices have risen steadily throughout the year, but still lag the average prices of 1996.

      Pulp segment losses have moderated in 1997 despite lower pricing due to elimination of the Ketchikan Pulp Company mill loss by the permanent closure of the mill. Also, the Samoa and Chetwynd facilities have successfully implemented cost reduction programs. Raw material costs have decreased in 1997 due to lower wood chip pricing. As discussed in Note 7 to the interim financial statements, L-P has announced plans to sell the Samoa, California pulp mill.

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

Settlements and Other Unusual Items, Net
----------------------------------------

      In the third quarter of 1997, L-P recorded unusual charges, net of unusual gains, of $154.4 million ($94.3 million after taxes, or $.87 per share). This included a $210.0 million charge to reflect the write-down of certain properties which L-P has announced are for sale, to adjust reserves for litigation settlements and to accrue for severance and certain other costs. Also included were gains on the sale of 79,000 acres of Northern California timberland of $55.6 million.

      In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $122 million ($74 million after taxes, or $.68 per share) to reflect the initial proceeds received under a settlement agreement with the U.S. Government over claims related to the long-term timber supply contract in Alaska of $135 million. Adjustments to pulp mill closure-related accruals were netted against this gain.

      In the third quarter of 1996, L-P recorded charges of $350.0 million ($214.6 million after tax, or $2.00 per share) to reflect the shutdown of the Ketchikan Pulp Company pulp mill, the settlement of outstanding shareholder securities class action claims, a reserve for other litigation and a reserve for the planned fourth quarter shutdown and costs related to certain other non-strategic facilities.

General Corporate Expense, Net
------------------------------

      The increase in general corporate expense for the first nine months of 1997 is primarily due to asset sale gains of approximately $15 million netted against general corporate expense in 1996. For the third quarter, the increase is related to higher general administrative costs.

Interest Income (Expense)
-------------------------

      L-P's interest expense (net of interest income and capitalized interest) has increased in 1997 primarily as a result of increased borrowing levels. Higher borrowing levels were attributable to losses sustained in late 1996 and the first nine months of 1997 as well as significant capital expenditures in the latter part of 1996 and early 1997.

Legal and Environmental Matters
-------------------------------

      Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental and other litigation and its potential impact on L-P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

      Cash provided by operations has increased in 1997 due to the $135 million settlement received from the U.S. Government (see discussion above under "Settlements and Other Unusual Items, Net"), income tax refunds received and lower cash settlements of contingencies. Excluding the settlements and unusual items, operating cash flow decreased significantly in 1997 compared to 1996 primarily due to the change in operating income (loss). Cash used for investing activities has decreased in 1997 as many major construction projects underway in the first half of 1996 were completed prior to 1997. Financing activities resulted in a net use of cash in 1997 compared to a source of cash in 1996. The primary difference was new borrowings, net of repayments, which were approximately $35 million in 1997 and approximately $77 million in 1996.

      L-P's cash levels have not changed significantly in 1997 while borrowings have increased as discussed above. The ratio of long-term debt to total capital is approximately 28 percent (excluding contingency reserves) at September 30, 1997. Although L-P's $300 million revolving credit facility was fully drawn at September 30, the company believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise. Subsequent to the end of the quarter, L-P partially paid down the revolving credit facility with the proceeds of other borrowings and proceeds from asset sales. Other assets in the balance sheet increased primarily due to $50 million of notes receivable taken as partial proceeds for timber and timberland sales.

YEAR 2000
---------

      As the year 2000 approaches, an issue impacting most companies has emerged regarding the ability of computer applications and systems to properly interpret the year. This is a pervasive and complex issue and management has not yet fully analyzed the potential impacts on L-P. The Company therefore cannot currently estimate the financial impact of correcting this problem.

                     SALES AND PROFIT BY MAJOR PRODUCT GROUP
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                        QUARTER ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      ------------------   ------------------
                                         1997      1996       1997      1996
                                       -------   -------     --------   -------
Sales:
    Structural panel products          $ 222.4   $ 277.6    $  628.9  $  791.8
    Lumber                               169.5     170.3       512.4     472.9
    Industrial panel products             43.9      51.8       134.5     149.7
    Other building products              153.1     139.3       423.7     375.6
                                       -------   -------    --------  --------
    Total building products              588.9     639.0     1,699.5   1,790.0
    Pulp                                  30.6      37.3       107.9     128.7
                                       -------   -------    --------  --------
      Total sales                      $ 619.5   $ 676.3    $1,807.4  $1,918.7
                                       =======   =======    ========  ========

Export sales                           $  61.5   $  59.0    $  189.1  $  196.8
                                       =======   =======    ========  ========
Profit (loss):
    Building products                  $  11.4   $  68.0    $   28.2  $  170.3
    Pulp                                  (2.8)    (26.5)      (20.4)    (78.9)
    Settlements and other
      unusual items, net*               (154.4)   (350.0)      (32.5)   (350.0)
    General corporate expense, net       (22.4)    (19.6)      (64.9)    (39.5)
    Interest income (expense), net        (8.1)     (3.9)      (23.1)     (4.4)
                                        -------   -------    --------  --------
Income (loss) before taxes and
   minority interest                   $(176.3)  $(332.0)   $ (112.7) $ (302.5)
                                        =======   =======    ========  ========


* In the third quarter of 1997, the net charge of $154.4 million is composed of a $210.0 million charge for asset write-downs, adjustment of litigation reserves, and accrual of certain other expenses primarily related to the building products segment and a gain on the sale of timber and timberland in California of $55.6 million. L-P does not allocate its timber assets to building products or pulp segments. In the first quarter of 1997, an L-P subsidiary recorded a net gain of $121.9 million from a settlement with the U.S. Government over claims related to the long-term timber supply contract in Alaska. Prior to this settlement, this subsidiary engaged in the production of pulp and building products, and therefore this settlement gain cannot be allocated to either segment.

      In 1996, of the total $350.0 million charge, $170.5 million relates to the pulp segment and $134.5 million relates to the building products segment.

                                OPERATING VOLUMES
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
           (VOLUME AMOUNTS STATED IN MILLIONS, UNLESS OTHERWISE NOTED)


                                  QUARTER ENDED        NINE MONTHS ENDED
                                     SEPT 30                 SEPT 30
                                 ----------------       ----------------
                                  1997       1996        1997       1996
                                 -----      -----       -----       ----

Oriented strand board panels,
  million square ft 3/8" basis     933      1,031       2,753      2,696

Oriented strand board siding,
  million square ft 3/8" basis      68        101         218        297

Softwood plywood,
  million square ft 3/8" basis     318        420         911      1,252

Lumber, million board feet         323        287         943        894

Medium density fiberboard,
  million square ft 3/4" basis      53         56         159        158

Particleboard,
  million square ft 3/4" basis      84         89         253        259

Hardboard,
  million square ft 1/8" basis      55         56         165        167

Engineered I-Joists,
  million lineal feet               21         15          60         39

Laminated Veneer Lumber,
  thousand cubic ft              1,600        900       4,700      2,800

Pulp, thousand short tons*          93        111         294        319



* Includes production of the Ketchikan Pulp Company mill in 1996 and first quarter 1997.

                          INDUSTRY PRODUCT PRICE TRENDS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


                                  OSB     PLYWOOD       LUMBER   PARTICLEBOARD
                          -----------    --------    ---------   -------------
                           N. CENTRAL    SOUTHERN
                          7/16" BASIS   PINE 1/2"      FRAMING
                                24/16       BASIS       LUMBER          INLAND
                                 SPAN         CDX    COMPOSITE      INDUSTRIAL
                               RATING       3 PLY       PRICES      3/4" BASIS
                          -----------    --------    ---------   -------------

Annual Average
1992                           $ 217       $ 248        $ 287           $ 200
1993                             236         282          394             258
1994                             265         302          405             295
1995                             245         303          337             290
1996                             184         258          398             276

1996 Third Quarter Average       198         261          426             277

1997 First Quarter Average       134         266          438             265

1997 Second Quarter Average      126         256          443             265

1997 Third Quarter Average       145         263          414             262

Weekly Average
October 3                        155         270          370             255
October 10                       140         268          372             255
October 17                       141         272          378             255


      Source:  Random Lengths

PART II
OTHER INFORMATION


Item 1.     Legal Proceedings.
            -----------------

      The following sets forth the current status of certain legal proceedings:


Environmental Proceedings
-------------------------

      In March 1995, L-P's subsidiary Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. In addition to civil and criminal penalties that have been paid, KPC also agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. With the recent closure of the pulp mill, KPC is currently seeking the EPA's and court's guidance regarding the necessity of these expenditures. KPC has also agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. If the study determines that such clean-up is needed, KPC may be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditures. At this time, the company cannot estimate what portion, if any, of the clean-up expenditures will be required. The USFS has named KPC as a potentially responsible party for costs related to the capping of a landfill near Thorne Bay, Alaska, and KPC has agreed to a consent order obligating it to cap the landfill, the total costs of which are estimated to be approximately $6.5 million.

      The State of Texas has issued a notice of violation to L-P relating to alleged failure to timely conduct required air emissions testing at L-P's Silsbee, Texas, plant, and L-P has agreed to resolve the matter by paying a penalty of approximately $137,000.

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

      Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has in the past been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position, liquidity or results of operations of L-P. See "Colorado Criminal Proceedings" for further discussion of an environmental action against the company.


Colorado Criminal Proceedings
-----------------------------

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

      In December 1995, L-P received a notice of suspension from the EPA stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from or selling directly to L-P's Montrose, Colorado, facility. L-P is negotiating to have the EPA preliminary suspension lifted. L-P expects a final compliance agreement to be reached by December 1997.

      L-P maintains a reserve as part of its contingency reserves for its estimate of the cost of the Montrose criminal proceedings, although as with any estimate, there is uncertainty concerning the actual costs to be incurred. At the present time, L-P cannot predict whether or to what extent the circumstances described above will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such current or future proceedings, in which case the resolution of the above matters could have a materially adverse impact on L-P.


OSB Inner-Seal(R) Siding Matters
--------------------------------

      L-P has been named as a defendant in numerous class action and non-class action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or used OSB Inner-Seal(R) siding manufactured by L-P, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB Inner-Seal siding products.

      The United States District Court for the District of Oregon has given final approval to a settlement between L-P and a nationwide class composed of all persons who own, who have owned, or who subsequently acquire property on which L-P's OSB Inner-Seal siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator and currently estimated to be in the range $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged Inner-Seal siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB Inner-Seal siding at each claimant's property in accordance with a specified protocol. There will be no adjustment to settlement payments for improper maintenance or installation.

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

      If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB Inner-Seal siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P will be required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. As of November 7, 1997, approximately $5 million remained of the $155 million paid into the fund to date, after accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement. As of November 7, 1997, approximately 129,000 claims forms had been requested and mailed and approximately 65,000 claims had been submitted;
approximately 21,700 class settlement checks had been mailed totaling approximately $130 million. Based on claims experience to date, L-P believes it is likely that total claims will exceed the $275 million of payments required under the settlement agreement, but due to the uncertainties of evaluating future claims activity, L-P is unable to predict the amount of excess claims.

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

      A settlement of a Florida class action has been approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB Inner-Seal siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding will be $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims for up to five years after October 4, 1995. As of October 31, 1997, approximately 31,700 claims forms had been requested, and approximately 21,000 claims had been paid at an aggregate cost of approximately $48.7 million, including adjustments to conform to the national settlement.


Other OSB Matters
-----------------

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

      In October 1997, the United States District Court for the Northern District of California granted preliminary approval of a settlement agreement that would resolve the above actions. The agreement is subject to final court approval at a fairness hearing after notice to class members. Under the settlement agreement, OSB structural panels manufactured by L-P and installed in structures in the United States owned by class members (persons who purchased OSB structural panels or structures containing such structural panels from January 1, 1984, through October 22, 1997), or subsequent purchasers, would be warranted to perform its intended functions under normal conditions for 20 years after October 22, 1997. The settlement would establish a claims and inspection procedure; L-P would be obligated to pay the reasonable costs of full replacement of any L-P OSB structural panels that are determined to have failed to perform their essential functions as warranted. Based on a review of its claims records to date, L-P believes that known reports of damage to installed L-P OSB structural panels have been immaterial in number and amount.

      Additionally, the settlement agreement provides that L-P will pay a $1.5 million grant to the University of California Forest Products Laboratory, will pay reasonable attorneys' fees of class counsel, and will consent to an injunction prohibiting it from failing to comply with product testing protocols or falsely representing that its products comply with certain testing requirements.

      At the present time, L-P cannot predict the potential financial impact of the above actions.

Other
-----

      L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position, liquidity or results of operations of L-P.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------


      (a)   Exhibit 27:  Financial Data Schedule.


      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997. Subsequent to September 30, 1997, the registrant filed a Form 8-K dated October 26, 1997, reporting a change in auditors.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOUISIANA-PACIFIC CORPORATION




                                    By    /s/ Curtis M. Stevens
                                          Curtis M. Stevens
                                          Vice President, Chief Financial
                                            Officer and Treasurer
                                          (Principal Financial Officer)



DATED:  November 14, 1997