Form 10-K
period 1997-12-31
LOUISIANA PACIFIC CORP
filed 1998-03-31
CIK 60519

Washington, D.C. 20549

                                    FORM 10-K


              [x] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


          For the fiscal year ended             Commission File Number
              December 31, 1997                         1-7107


                          LOUISIANA-PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             93-0609074
          (State of Incorporation)                  (I.R.S. Employer
                                                  Identification No.)

           111 S.W. Fifth Avenue             Registrant's telephone number
          Portland, Oregon  97204                (including area code)
           (Address of principal                     503-221-0800
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,513,964,661 as of March 12, 1998.


Indicate the number of shares outstanding of each of the registrant's classes of common stock: 109,780,858 shares of Common Stock, $1 par value, outstanding as of March 12, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE


Definitive Proxy Statement for 1998 Annual Meeting: Part III

                                     PART I


ITEM 1.  Business

General
-------

         Louisiana-Pacific Corporation, a Delaware corporation since 1973, is a major forest products firm headquartered in Portland, Oregon. It manufactures lumber, pulp, structural and other panel products, hardwood veneers, and cellulose insulation. It operates approximately 100 facilities throughout the United States, Canada, and Ireland. It has approximately 12,000 employees. It distributes its products primarily through distributors and home centers, and to a minor extent through its own distribution centers.

         The business of Louisiana-Pacific Corporation and its wholly owned subsidiaries (except when the context otherwise requires, hereinafter referred to collectively as "the registrant" or "L-P") is generally divided into two industry segments: building products and pulp. For 1997, building products accounted for approximately 95 percent of the registrant's sales revenues, compared to approximately 5 percent for pulp.


Building Products
-----------------

         Panel Products. The registrant manufactures plywood and a variety of reconstituted panel products, including oriented strand board ("OSB") and other panel products such as industrial particleboard, medium density fiberboard ("MDF"), and hardboard. Panel products accounted for 44 percent of L-P's sales in 1997.

         The largest consumption of panel products is for structural uses in building and remodeling such as subfloors, walls, and roofs. The total structural panel market in North America (plywood, OSB and other waferboards) is approximately 37 billion square feet annually, of which plywood currently constitutes about 20 billion square feet. In recent years, environmental pressure on timber harvesting, especially in the West, has resulted in reduced supplies and higher costs, causing many plywood mills to close permanently. The lost volume from those closed mills has been replaced by reconstituted structural panel products.

         The registrant is the largest North American producer of OSB through 16 OSB plants with an aggregate annual capacity of approximately 4.5 billion square feet, including its three plants which manufacture OSB exterior siding. The registrant also has an OSB plant in Ireland. The registrant operates five plywood plants in the South with a combined annual capacity of 1.3 billion square feet.

         The  registrant's  other   reconstituted   panel   products--industrial
particleboard, MDF, and hardboard--produced at a total of seven plants, are used primarily in the manufacture of furniture and cabinets.

         Lumber. The registrant is a large producer of lumber. The registrant has 14 Western (whitewood and redwood) sawmills with an annual production capacity of 1.1 billion board feet ("BBF"), while its 15 Southern sawmills have an annual production capacity of .5 BBF. Lumber represented 28 percent of the registrant's sales revenue in 1997. The registrant's sawmills produce a variety of standard U.S. dimension lumber as well as specialty grades and sizes, primarily for the North American home building market. A sawmill in Ketchikan, Alaska, produces lumber for export in the traditional sizes used in the Japanese building industry, but has the capability of switching to standard U.S. dimensions. The registrant also operates a fingerjoint plant which produces dimension lumber from low grade and short pieces of lumber. In

October 1997, the registrant announced its intention to sell its remaining California redwood timberlands and related lumber and certain distribution businesses.

         Other Building Products. The registrant produces various hardwood veneers at a plant in Wisconsin with both rotary and sliced manufacturing processes. These veneers are sold to customers who overlay the veneers on other materials for use in paneling, furniture and cabinets.

         The   registrant  has  four   engineered   I-joist  plants  located  in
California, Nevada, North Carolina, and Oregon. OSB is cut into sections and used as the web for the I-joists. The registrant also produces laminated veneer lumber ("LVL") in Nevada, North Carolina and Oregon. LVL is a high-grade structural product used where extra strength is required. It is also used as the flange material in I-joists. In March 1997, the registrant acquired the assets of Tecton Laminates Corp. ("Tecton"), which significantly increased the registrant's LVL and I-joist capacity.

         Nine plants produce cellulose residential insulation from recycled newspaper. This insulation has a higher R-value than comparable thicknesses of conventional fiberglass insulation. Other facilities operated by the registrant include two wood chip mills, two coatings and chemical plants, seven wood-treating plants, and six building materials distribution centers.

         The registrant currently owns seven plants in Ohio which manufacture windows and doors and their component parts. In February 1998, L-P announced it had reached an agreement in principle to sell these facilities. L-P expects the transaction to close during the second quarter of 1998.

         In October 1997, the registrant also announced plans to sell certain other facilities that it considers non-strategic to its core businesses, including its Creative Point, Inc., subsidiary, its cement fiber roof shake plant and the fiber gypsum plant in Nova Scotia. The Nova Scotia plant was sold prior to year end.

Pulp
----

         The registrant has two pulp mills located in Samoa, California, and Chetwynd, British Columbia, Canada. The Chetwynd mill utilizes a state-of-the-art mechanical pulping process and a zero effluent discharge system to produce 100 percent aspen pulp and has an annual capacity of approximately 185 thousand short tons. The Samoa mill produces bleached and unbleached kraft pulp by a chlorine-free process, thereby eliminating dioxins. In October 1997, the registrant announced its intention to sell the Samoa pulp mill. A third mill in Ketchikan, Alaska, which produced a high-grade dissolving pulp, was permanently closed in March 1997. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Competition
-----------

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

         The registrant has introduced a number of value-enhanced products to complement its traditional lumber and panel products, such as the OSB

SmartStart(TM) system of siding and exterior products and flooring, and a radiant barrier product known as TechShield(TM). The registrant's Cocoon(TM) cellulosic insulation products utilize wood fiber from waste paper and are believed to have better insulating and sound-deadening properties than fiberglass insulation.

Environmental Compliance
------------------------

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

         Additional information concerning environmental compliance is set forth under Item 3, Legal Proceedings and the Notes to Financial Statements in Item 8.

Additional Statistical Information
----------------------------------

         Additional information regarding the business of the registrant, including segment information, production volumes, and industry product price trends, is presented in the following tables labeled "Sales and Operating Profit by Major Product Group," "Summary of Production Volumes," "Industry Product
Price Trends," and "Logs by Source." Additional financial information about industry segments is presented in Note 10 of the Notes to Financial Statements in Item 8.

         Reference is made to Item 2 for additional information as to sources and availability of raw materials and the locations of the registrant's manufacturing facilities.

Louisiana-Pacific Corporation and Subsidiaries

PRODUCT INFORMATION SUMMARY
SEE ADDITIONAL INFORMATION REGARDING INDUSTRY SEGMENTS IN NOTES TO FINANCIAL STATEMENTS.
YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)


                                               1997             1996             1995              1994             1993
                                           ------------     ------------     -------------     ------------     ------------


SALES AND PROFIT BY MAJOR PRODUCT GROUP
---------------------------------------

SALES:      Structural panel products     $     864  36%   $   1,006  40%   $   1,127  39%   $   1,208  40%    $    1,005  40%
=====       Lumber                              665  28          614  25          644  23          867  28            816  33
            Industrial panel products           181   8          195   8          215   8          240   8            194   8
            Other building products             563  23          494  20          523  18          505  17            411  16
                                           -------- ---      ------- ---     -------- ---    --------- ---      --------- ---
              Building products               2,273  95        2,309  93        2,509  88        2,820  93          2,426  97
            Pulp                                130   5          177   7          334  12          220   7             85   3
                                           -------- ---     -------- ---     -------- ---    --------- ---      --------- ---
              Total sales                 $   2,403 100%   $   2,486 100%   $   2,843 100%   $   3,040 100%    $    2,511 100%
                                           ======== ===     ======== ===     ======== ===    ========= ===      ========= ===

            Export sales (included
              above)                       $    240  10%   $     268  11%   $     457  16%    $    371  12%    $      252  10%
                                           ======== ===     ======== ===     ======== ===     ======== ===      =========  ==
PROFIT: Building products                  $     20        $     174        $     346         $    636         $      562
            Pulp                                (29)             (91)              44               (5)               (59)
            Settlements, charges and other
              unusual items, net                (32)            (350)            (367)             ---               ---
            General corporate and other
              expense, net                      (80)             (52)            (121)             (72)               (70)
            Interest, net                       (29)              (8)               3                1                 (5)
                                           --------         --------         --------          --------          --------

              Income (loss) before taxes,
                minority interest and
                accounting changes (1)    $    (150)      $     (327)       $     (95)        $    560         $      428
                                          =========        =========         ========         =========        ==========

SUMMARY OF PRODUCTION VOLUMES
-----------------------------

OSB, million square feet 3/8" basis           4,000            4,008            3,445            3,404              3,100
Softwood plywood, million
  square feet 3/8" basis                      1,221            1,613            1,466            1,604              1,507
Lumber, million board feet                    1,240            1,201            1,359            1,986              1,796
Industrial panel products
  (particleboard, medium density
  fiberboard and hardboard),
  million square feet 3/4" basis                589              580              582              641                597
Engineered I-Joists,
  million lineal feet                            73               55
Laminated veneer lumber,
  thousand cubic feet                         5,800            3,900
Pulp, thousand short tons                       377              439              486              441                224



                                               1997             1996             1995              1994             1993
                                           ------------     ------------     -------------     ------------     ------------

INDUSTRY PRODUCT PRICE TRENDS (2)
---------------------------------

OSB, MSF, 7/16" -- 24/16 span
  rating (North Central price)            $    143         $    184         $    245          $     265        $     236
Southern pine plywood,
  MSF, 1/2" CDX (3 ply)                         26              258              303                302              282
Framing lumber, composite
  prices, MBF                                  417              398              337                405              394
Industrial particleboard,
  3/4" basis, MSF                              262              276              290                295              258

LOGS BY SOURCE (3)
------------------

Fee owned lands                                 19%              16%              13%                11%              12%
Private cutting contracts                       14               14               12                 14               15
Government contracts                             7                6                9                  8               10
Purchased logs                                  60               64               66                 67               63
Total log volume -
  million board feet                         2,398            2,432            2,818              3,138            2,940


--------------------------

(1)   Does not include cumulative effects of accounting changes in 1993.

(2)   Prices represent yearly averages stated in dollars per thousand board feet
      (MBF), thousand square feet (MSF) or short ton. Source: Random Lengths.

(3)   Stated as a percent of total log volume.


SEE ADDITIONAL INFORMATION REGARDING INDUSTRY SEGMENTS IN THE NOTES TO FINANCIAL STATEMENTS IN ITEM 8.

ITEM 2.    Properties

         The following tables list the principal facilities of the registrant and its subsidiaries. Information on production capacities reflects normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Unless otherwise noted, capacities are in millions of units.


                            MANUFACTURING FACILITIES
                            ------------------------

SAWMILLS                                          METRIC 1)      NORMAL 2)
(BOARD FEET, 2 SHIFTS, 5 DAYS; *1 SHIFT, 5 DAYS)  CAPACITIES     CAPACITIES

WESTERN LUMBER (14 plants)
Annette, AK                                          110              70
Belgrade, MT                                         150              90
Big Lagoon, CA                                        35              20*
Chilco, ID                                           205             125
Deer Lodge, MT (3 shifts)                            155              95
Deer Lodge, MT (fingerjoint)                         130              80
Fort Bragg, CA                                       115              70
Ketchikan, AK                                        100              60
Moyie Springs, ID (3 shifts)                         220             135
Samoa, CA                                            165             100
Sandpoint, ID (remanufacturing)                      ---             ---
Saratoga, WY                                          80              50
Tacoma, WA                                           100              60
Ukiah, CA                                            165             100

SOUTHERN LUMBER (15 plants)
Bernice, LA                                           65              40*
Bon Wier, TX                                          40              25*
Cleveland, TX                                         65              40*
Eatonton, GA                                          60              35*
Evergreen, AL                                         70              45*
Hattiesburg, MS                                       65              40*
Henderson, NC                                         65              40*
Jasper, TX                                            90              55*
Kountze, TX                                           25              15*
Lockhart, AL                                          35              20*
Marianna, FL                                          50              30*
New Waverly, TX                                       25              15*
Philadelphia, MS                                      65              40*
Statesboro, GA                                        50              30*
West Bay, FL                                          60              35*
                                                   -----            ----

Total Lumber Capacity (29 plants)                  2,560           1,560
                                                   =====           =====

                            MANUFACTURING FACILITIES

PANEL PRODUCTS PLANTS
SOFTWOOD PLYWOOD PLANTS                            METRIC 1)      METRIC 2)
(3/8-INCH BASIS, SQUARE FEET, 2 SHIFTS, 5 DAYS)   CAPACITIES     CAPACITIES

Bon Wier, TX                                         230                260
Cleveland, TX                                        250                280
Logansport, LA                                       195                220
New Waverly, TX                                      230                260
Urania, LA                                           220                250
                                                   -----              -----

Total Softwood Plywood Capacity (5 plants)         1,125              1,270
                                                   =====              =====

ORIENTED STRAND BOARD PANEL PLANTS
(3/8-INCH BASIS, SQUARE FEET, 3 SHIFTS,7 DAYS)

Athens, GA                                           295                335
Carthage, TX (under construction)                    355                400
Corrigan, TX                                         135                150
Dawson Creek, B.C. Canada                            335                375
Hanceville, AL                                       310                350
Hayward, WI (2 plants)                               445                500
Houlton, ME                                          230                260
Jasper, TX                                           355                400
Montrose, CO                                         130                145
Roxboro, NC                                          335                375
Sagola, MI                                           310                350
Silsbee, TX                                          310                350
Swan Valley, MB, Canada                              400                450
Waterford, Ireland                                   355                400
                                                   -----              -----

Total OSB Capacity (15 plants)                     4,300              4,840
                                                   =====              =====

ORIENTED STRAND BOARD SIDING PLANTS
(3/8-INCH BASIS, SQUARE FEET, 3 SHIFTS, 7 DAYS)

Newberry, MI                                         115                130
Tomahawk, WI                                         135                150
Two Harbors, MN                                      125                140
                                                   -----              -----

Total OSB Siding Capacity (3 plants)                 375                420
                                                   =====              =====

MEDIUM DENSITY FIBERBOARD PLANTS
(3/4-INCH BASIS, SQUARE FEET, 3 SHIFTS, 7 DAYS)

Eufaula, AL                                          230                130
Oroville, CA                                          90                 50
Urania, LA                                            90                 50
                                                   -----              -----

Total MDF Capacity (3 plants)                        410                230
                                                   =====              =====

PARTICLEBOARD PLANTS
(3/4-INCH BASIS, SQUARE FEET, 3 SHIFTS, 7 DAYS)

Arcata, CA                                           220                125
Missoula, MT                                         275                155
Silsbee, TX                                          140                 80
                                                   -----              -----

Total Particleboard Capacity (3 plants)              635                360
                                                   =====              =====

HARDBOARD PLANT
(1/8-INCH BASIS, SQUARE FEET, 3 SHIFTS, 7 DAYS)

Oroville, CA                                          62                210
                                                   =====              =====

                            MANUFACTURING FACILITIES
                            ------------------------

OTHER BUILDING PRODUCTS
HARDWOOD VENEER PLANTS                                           NORMAL 2)
(SURFACE MEASURE, SQUARE FEET, 2 SHIFTS, 5 DAYS)                 CAPACITIES

Mellen, WI (2 plants)                                                250
                                                                  ======

I-JOIST PLANTS
(LINEAL FEET; 1 SHIFT, 5 DAYS)

Fernley, NV                                                           21
Hines, OR                                                             21
Red Bluff, CA                                                         25
Wilmington, NC                                                        20
                                                                   -----

Total I-Joist Capacity (4 plants)                                     87
                                                                   =====

LAMINATED VENEER LUMBER PLANTS
(THOUSAND CUBIC FEET; 2 SHIFTS, 7 DAYS)

Fernley, NV                                                        1,600
Hines, OR                                                          2,700
Wilmington, NC                                                     1,600
                                                                   -----

Total LVL Capacity (3 plants)                                      5,900
                                                                   =====

PULP MILLS                                    METRIC 1)         NORMAL 2)
(THOUSAND SHORT TONS, 3 SHIFTS, 7 DAYS)       CAPACITIES        CAPACITIES

Samoa, CA                                         195                220
Chetwynd, B.C. Canada                             170                185
                                                -----              -----

Total Pulp Capacity (2 plants)                    365                405
                                                =====              =====

                            MANUFACTURING FACILITIES

OTHER MANUFACTURING FACILITIES (23 PLANTS)
Cellulose insulation plants:              Phoenix, AZ, Vancouver, B.C.;
                                          Sacramento, CA; Atlanta, GA; Fort
                                          Wayne, IN; Norfolk, NE; Bucyrus, OH;
                                          Portland, OR; Elkwood, VA
Cement fiber shake:                       Red Bluff, CA
Chip mills:                               Cleveland and Moscow, TX
Coatings and chemicals:                   Portland, OR; Orangeburg, SC
Consumer electronics storage:             Oswego, IL
Softwood veneer plant:                    Rogue River, OR
Wood treating plants:                     Evergreen and Lockhart, AL;
                                          Marianna, FL; Statesboro, GA; New
                                          Waverly and Silsbee, TX; Ukiah, CA

DISTRIBUTION CENTERS (6 LOCATIONS)
Calpella, CA                              Riverside, CA
Rocklin, CA                               Dodge City, KS
Salina, KS                                Conroe, TX

TOTAL FACILITIES: 99

Note: The capacities above are based on normal operating rates and normal production mixes. Market conditions, the availability of logs, and the nature of current orders can cause actual production rates to vary considerably from normal rates.

TIMBERLAND HOLDINGS
                                                HECTARES              ACRES
California: Whitewoods, Fir, Pine, Redwood       158,900                392,500
Idaho:  Fir, Pine                                 16,700                 41,200
Louisiana:  Pine, Hardwoods                       78,700                194,500
Minnesota:  Hardwoods                             11,400                 28,200
North Carolina:  Pine, Hardwoods                     900                  2,100
Texas:  Pine, Hardwoods                          283,800                701,100
Virginia:  Pine, Hardwoods                         2,300                  5,700
Wisconsin:  Hardwoods                                600                  1,500
Wyoming:  Whitewoods                                 600                  1,600
                                                 -------              ---------

  Total Fee                                      553,900              1,368,400
                                                 =======              =========

1)       Metric capacities in thousand cubic meters.

2)       Normal capacities in millions of units unless otherwise noted.

Note: See Note 7 of the Notes to Financial Statements in Item 8 for a discussion of an asset sale program involving certain of these timberland holdings and manufacturing facilities. The list does not include window and door manufacturing facilities subject to sale under a letter of intent.

         In addition to its fee-owned timberlands, the registrant has timber cutting rights in the United States, under long-term contracts (five years and over) on approximately 5,600 acres and under contracts for shorter periods on approximately 240,800 acres, on government and privately owned timberlands in the vicinities of certain of its manufacturing facilities. L-P's Canadian subsidiary is a party to long-term timber license arrangements in Canada. Information regarding the sources of the registrant's log requirements is located under the table labeled "Logs by Source" in Item 1.

ITEM 3.  Legal Proceedings

         For a discussion of legal and environmental matters involving L-P and the potential effect on L-P, refer to Note 8 of the Notes to Financial Statements under the heading "Contingencies" in Item 8, which is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the registrant's security holders during the fourth quarter of 1997.

Executive Officers of the Registrant
------------------------------------

         The following sets forth the name of each executive officer of the registrant (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), the age of the officer, and all positions and offices held with the registrant as of March 20, 1998:

              Mark A. Suwyn, age 55, has served as Chairman and Chief Executive Officer of L-P since January 1996. Before joining L-P, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Previously, Mr. Suwyn was Senior Vice President of E.I. du Pont de Nemours & Co. Mr. Suwyn is also a director of the registrant.

              Michael D. Hanna, age 45, joined L-P in June 1996 as Executive Vice President after serving as President of Associated Chemists, Inc., for more than five years previous.

              Warren C. Easley, age 56, joined L-P as Vice President, Technology and Quality in May 1996 after serving as Technical Manager--Nylon Division, North America for E.I. du Pont de Nemours & Co. for more than five years previous.

              Richard W. Frost, age 46, joined L-P in May 1996 as Vice President, Timberlands and Fiber Procurement. Mr. Frost worked for S.D. Warren Company as Director of Timberlands prior to April 1992, as Vice President and Manager, Westbrook Mill, from April 1992 to September 1995, and as Vice President and General Manager, Somerset Operations for S.D. Warren Company from September 1995 to 1996.

              H. Ward Hubbell, age 37, joined L-P as Director, Corporate Affairs in September 1997. Previously, Mr. Hubbell was employed by International Paper Company beginning in October 1992, first as Communications Director and then as Federal Affairs Manager. Before that, he was vice president of a Washington, D.C., public relations firm.

              Karen D. Lundquist, age 42, was named Vice President, Manufacturing in January 1997. Before joining L-P, Ms. Lundquist was an executive officer and director of Rapid Change Technologies, Inc. (formerly known as Creative Breakthroughs, Inc.), from the fall of 1993 to January 1997, and served as its chief executive officer from mid-1995 to 1997. From September 1991 to October 1993, Ms. Lundquist was a plant manager with E.I. du Pont de Nemours & Co.

              J. Keith Matheney, age 49, joined the registrant in March 1970 and has served as Vice President, Sales and Marketing since January 26, 1997. Mr. Matheney was General Manager--Western Division from February 1996 to January 1997 after serving as General Manager--Weather-Seal Division of the registrant from May 1994 to February 1996, and as Director of Sales and Marketing for more than five years previous.

          Elizabeth T. Smith, age 53, became Director, Environmental Affairs of the registrant in March 1993. Ms. Smith has been employed by L-P in various positions relating to environmental management since 1987.

          Curtis M. Stevens, age 45, was appointed as Vice President, Chief Financial Officer and Treasurer of L-P in September 1997. He previously spent 13 years as the senior financial executive of Planar Systems, Inc., a leading manufacturer and supplier of electroluminescent flat panel displays, where he was named Executive Vice President and General Manager in 1996.

          Michael J. Tull, age 52, became Vice President, Human Resources of the registrant in May 1996. Mr. Tull was previously employed by Sharp HealthCare, a regional system of hospitals and related facilities in San Diego, California, for more than 10 years, most recently as Corporate Vice President of Employee Quality and Development beginning in 1991.

          Gary C. Wilkerson, age 51, joined L-P as Vice President and General Counsel in September 1997. Beginning in early 1997, Mr. Wilkerson served as (acting) Senior Vice President, General Counsel and Secretary for the consumer products division of IVAX Pharmaceuticals. For the previous seven years, he was Senior Vice President, General Counsel and Secretary of Maybelline Co., a cosmetics manufacturer.

          All executive officers serve at the pleasure of the board of directors of L-P. Unless earlier removed by the board of directors, the officers' terms of office run until the next annual meeting of the board of directors.

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

         The common stock is listed on the New York Stock Exchange, the Dow-Jones newspaper quotations symbol is "LaPac," and the ticker symbol is "LPX." Information regarding market prices for the registrant's common stock is included in the table in Item 6 headed "High and Low Stock Prices." Holders of the registrant's common stock may automatically reinvest dividends toward purchase of additional shares of the registrant's common stock. At March 12, 1998, L-P had approximately 21,000 stockholders of record. Information regarding cash dividends paid during 1996 and 1997 is included in the table in Item 6 with respect to quarterly data.

ITEM 6.  Selected Financial Data

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE        1996         1997
-------------------------------------------        ----         ----

ANNUAL DATA
Net sales                                    $   2,486.0     $  2,402.5
Net income (loss)                                 (200.7)        (101.8)
Net income (loss) per share-basic and diluted       (1.87)          (.94)
Net cash provided by operating activities           22.8           88.2
Capital expenditures -- plants, logging
  roads and timber (includes cash portion
  of acquisitions)                                 266.0          204.5
Working capital                                    234.5          277.5
  Ratio of current assets to
    current liabilities                              1.68 to 1      1.87 to 1
Total assets                                     2,622.4        2,578.4
Long-term debt, excluding current portion          458.6          572.3
  Long-term debt as a percent of
    total capitalization                            24.3%          30.8%
Stockholders' equity                             1,427.6        1,286.2
  Per ending share of common stock                  13.13          11.73
Number of employees                             12,500         12,000
Number of stockholders of record                23,900         22,000

                             1ST QTR  2ND QTR   3RD QTR      4TH QTR    YEAR
1997 QUARTERLY DATA
Net sales                   $ 554.6  $  633.3  $ 619.5      $ 595.1  $ 2,402.5
Gross profit (loss) (1)       (35.1)     (8.2)   (13.8)       (31.4)     (88.5)
Income (loss) before taxes
  and minority interest        78.3(2)  (14.7)  (176.3)(2)    (37.3)    (150.0)
Net income (loss)              42.0(2)  (10.1)  (112.4)(2)    (21.3)    (101.8)
Net income (loss) per share-
  basic and diluted              .39(2)   (.10)   (1.03)(2)     (.20)      (.94)
Cash dividends per share         .14       .14      .14          .14        .56

1996 QUARTERLY DATA
Net sales                   $ 584.1  $  658.3  $ 676.3      $ 567.3   $2,486.0
Gross profit (loss) (1)        (5.0)     35.0     21.9        (20.9)      31.0
Income (loss) before taxes
  and minority interest        (5.0)     34.5   (332.0)(2)    (24.3)    (326.8)
Net income (loss)              (3.6)     21.0   (203.4)(2)    (14.7)    (200.7)
Net income (loss) per share-
  basic and diluted             (.03)      .19    (1.89)(2)     (.14)     (1.87)
Cash dividends per share         .14       .14      .14          .14        .56

HIGH AND LOW STOCK PRICES
1997 High                   $  22.00  $  21.56 $  25.56     $  25.88  $   25.88
     Low                       19.88     17.00    20.50        17.54      17.00

1996 High                   $  26.25  $  28.13 $  23.75     $  23.00  $   28.13
     Low                       23.00     22.13    19.63        20.63      19.63

--------------------------

(1) Gross profit is income before settlements, charges and other unusual items, taxes, minority interest and interest.

(2) Includes settlements, charges and other unusual items. See the Notes to Financial Statements in Item 8 for explanation of these amounts.

FORWARD LOOKING STATEMENTS
--------------------------

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

FIVE-YEAR SUMMARY

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

SUMMARY INCOME STATEMENT DATA (2)               1997(4)        1996(4)      1995(4)          1994               1993
---------------------------------          ------------    ------------  --------------  -------------   ---------------

Net sales                                  $   2,402.5     $  2,486.0    $   2,843.2     $   3,039.5       $    2,511.3
Gross profit (loss) (1)                          (88.5)          31.0          268.9           558.6              423.6
Interest, net                                    (29.0)          (7.8)           2.9             1.0                5.0
Provision (benefit) for income taxes             (43.6)        (125.6)         (45.8)          209.8              173.2
Income (loss) (3)                               (101.8)        (200.7)         (51.7)          346.9              254.4
Income (loss) per share (3) - basic                (.94)         (1.87)          (.48)           3.15               2.32
Income (loss) per share (3) - diluted              (.94)         (1.87)          (.48)           3.13               2.29
Cash dividends per share                            .56            .56            .545            .485               .43
Average shares of common stock
  outstanding (thousands)-
     Basic                                   108,450        107,410        107,040         110,140            109,670
     Diluted                                 108,450        107,410        107,040         110,800            110,880

SUMMARY BALANCE SHEETS
Current assets                             $     596.8     $    612.9    $     618.5     $     721.9       $      614.1
Timber and timberlands, at cost
  less cost of timber harvested                  634.2          648.6          689.6           693.5              673.5
Property, plant and equipment, net             1,191.8        1,278.5        1,452.3         1,273.2            1,145.9
Goodwill and other assets                        155.6           82.4           45.0            55.1               32.8
                                           ------------    -----------   -------------    ------------     -------------

Total assets                               $   2,578.4     $  2,622.4    $   2,805.4     $   2,743.7       $    2,466.3
                                           ============    ===========   =============   =============     =============

Current liabilities                              319.3     $    378.4    $     448.5     $     344.8       $      317.2
Long-term debt, excluding
  current portion                                572.3          458.6          201.3           209.8              288.6
Deferred income taxes and other                  400.6          357.8          499.6           339.7              289.1
Stockholders' equity                           1,286.2        1,427.6        1,656.0         1,849.4            1,571.4
                                           ------------    -----------   -------------   -------------       -----------

Total liabilities and
  stockholders' equity                     $   2,578.4     $  2,622.4    $   2,805.4     $   2,743.7       $    2,466.3
                                           ============    ===========   =============   =============     =============






KEY FINANCIAL TRENDS                            1997(4)       1996(4)         1995            1994               1993
--------------------                       --------------  -----------   --------------  -------------     -------------

Working capital                            $     277.5     $    234.5    $     170.0     $     377.1       $      296.9
                                           ==============  ===========   ==============  =============     =============

Plant and logging road additions (5)       $     154.8     $    244.0    $     362.9     $     286.0       $      208.4
Timber additions, net                             49.7           22.0           49.7            66.0               81.5
                                           --------------  -----------   --------------  -------------     -------------
Total capital additions                    $     204.5     $    266.0    $     412.6     $     352.0       $      289.9
                                           ==============  ===========   ==============  =============     =============

Long-term debt as a percent
  of total capitalization                         31%            24%            11%             10%                16%
Income as a percent of average
  equity (3)                                      -8%           -13%            -3%             20%                17%

--------------------------

(1) Gross profit is income before settlements, charges and unusual items, income taxes, minority interest, and interest.

(2) All per share amounts and number of shares have been retroactively adjusted for a two-for-one stock split in 1993 and a three-for-two stock split in 1992.

(3)      Does not include cumulative effects of accounting changes in 1993.

(4) Includes settlements, charges and other unusual items, net. See the Notes to Financial Statements in Item 8 for explanation of these amounts.

(5)      Includes cash paid in acquisitions.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

      L-P incurred a net loss in 1997 of $101.8 million ($.94 per share), which included a pre-tax net charge of $32.5 million ($20.6 million after taxes, or $.19 per share). L-P's net losses in 1996 and 1995 primarily resulted from charges taken in the third quarter of each year. The charge in 1996 was $350.0 million pre-tax ($215.0 million after tax, or $2.00 per share) and the 1995 charge was $366.6 million pre-tax ($221.8 million after tax, or $2.07 per share). These charges are discussed in further detail in Note Seven to the financial statements. Prior to the settlements, charges and other unusual items, L-P had an after-tax loss of $81.2 million ($.75 per share) in 1997, after-tax income of $14.3 million in 1996 ($.13 per share) and after-tax income of $170.1 million in 1995 ($1.59 per share).

      Sales in 1997 were $2.40 billion, a 3% decline from 1996 sales of $2.49 billion. Sales in 1996 were 13% lower than 1995 sales of $2.84 billion.

      L-P operates in two major business segments: building products and pulp. Building products is the most significant segment, accounting for more than 88 percent of net sales in each of the past three years. The results of operations are discussed below for each of these segments separately. Additional information about the factors affecting L-P's segments is presented in the "Selected Financial Data" in Item 6 and the "Product Information Summary" in
Item 1.

      In 1997, the building products segment had a decline in sales and profitability, largely the result of an industry-wide oversupply of structural panel products in North America. In 1997, the pulp segment lost money, but improved from the large losses suffered in 1996. However, the economic crisis in Asia negatively impacted pulp segment results late in the year. Both the building products and pulp segments declined in sales and profitability in 1996 compared to 1995. The weakness in building products was primarily due to the structural panel oversupply, while pulp markets remained very weak throughout 1996 due to high world-wide inventories. The Ketchikan Pulp Company contract issue (discussed further below) also negatively impacted pulp segment results in 1996.

BUILDING PRODUCTS

                                                                     INCREASE
                                        YEAR ENDED DEC. 31,         (DECREASE)
                                   ---------------------------------------------
                                     1997      1996      1995      97-96 96-95
--------------------------------------------------------------------------------
                                            (DOLLAR AMOUNTS IN MILLIONS)
Sales:
    Structural panel products      $  864    $1,006    $1,127      -14%   -11%
    Lumber                            665       614       644       +8%    -5%
    Industrial panel products         181       195       215       -7%    -9%
    Other building products           563       494       523      +14%    -6%
                                   ------    ------    ------
    Total building products        $2,273    $2,309    $2,509       -2%    -8%
                                   ======    ======    ======
Profit                             $   20    $  174    $  346      -89%   -50%
                                   ======    ======    ======

      Sales of  structural  panel  products  (plywood and oriented  strand board
(OSB)) suffered in both 1997 and 1996 from industry wide over-capacity. The over-capacity is the result of new OSB plants built by the industry throughout North America at a rate greater than the growth in demand. Average selling prices in 1997 fell approximately 13% compared to 1996, while 1996 average prices were approximately 20% lower than 1995. During the latter part of 1997, L-P's net sales realization was also negatively impacted by increased shipping costs caused by interrupted rail service. Structural panel sales volumes in 1997 decreased 3% from 1996 levels as a result of the permanent closure of two plywood plants and four OSB plants in 1997 and late 1996. Sales volumes in 1996 increased approximately 14% compared to 1995 due to new OSB plants started-up in that year, despite temporary market-related shut-downs at some of L-P's OSB plants.

      Lumber sales increased in 1997 due to a 6% increase in average sales prices and a slight increase in volume sold. Lumber markets experienced strong demand through the first three quarters of 1997, benefiting from a robust U.S. economy, relatively low interest rates and strong housing starts. Late in the year, weakening currencies in Asia limited shipments from North America to those markets which put supply pressure on domestic markets, causing lumber prices to decline. This trend will likely continue into 1998. Lumber sales were lower in 1996 than 1995 as a result of sales volume, which decreased approximately 12%. L-P permanently closed a number of unprofitable sawmills around the country in 1995 and 1996. Average selling prices rose about 9% in 1996 due to a strong U.S. economy, lower production volumes industry wide and lower volumes of lumber imported from Canada.

      Industrial  panels consist of  particleboard,  medium  density  fiberboard
(MDF) and hardboard. These sales decreased in 1997 compared to 1996 primarily because of lower sales prices of approximately 6%. The price decline was due primarily to increased industry production relative to demand. Industrial panel sales volumes in 1997 decreased slightly after a slight increase in 1996 compared to 1995. Prices fell approximately 11% in 1996. This price decline was also due to excess industry production.

      The increase in other building products sales in 1997 was primarily due to the acquisition of Associated Chemists, Inc. (coatings and chemicals) in mid-1996, GreenStone Industries, Inc. (cellulose insulation) in early 1997 and the assets of Tecton Laminates (engineered I-Joists and LVL) in early 1997. Other building products sales decreased in 1996 due to lower wood chip sales. L-P was producing fewer wood chips due to lower sawmill and plywood production, and wood chip prices weakened significantly, particularly on the West Coast.

      The primary factor in the decrease in building products profits in 1997 was further erosion of OSB sales prices. Also, higher log costs in the southern region of the country caused plywood earnings to be significantly reduced. Industrial panel profits also declined in 1997 as a result of lower sales prices. Lumber profits increased in 1997 due to higher average sales prices, which helped offset the profitability declines in structural and industrial panels. Building products profits decreased in 1996 from 1995 due to the lower prices discussed above for structural panel products and industrial panel products. Raw material costs were generally lower in 1996 than in 1995, but did not fully offset the lower sales prices.

      L-P's building products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its building products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

PULP
                                                                  INCREASE
                              YEAR ENDED DEC. 31,                (DECREASE)
                         -------------------------------------------------------
                         1997        1996         1995       97-96       96-95
--------------------------------------------------------------------------------
                                       (DOLLAR AMOUNTS IN MILLIONS)

Pulp sales               $130        $177         $334        -27%        -47%
                         ====        ====         ====

Profit (loss)            $(29)       $(91)        $ 44        +68%       -207%
                         ====        ====         ====

      The single largest factor in the decline in pulp sales in 1997 was the closure in March 1997 of the pulp mill owned by L-P's Ketchikan Pulp Company
(KPC) subsidiary. Pulp sales volumes decreased approximately 10%, while average prices dropped approximately 19%. However, KPC pulp had a higher sales average than L-P's two remaining pulp mills. Excluding KPC, L-P's remaining pulp business showed an increase of 11% in sales volume and a price decrease of approximately 6%. The Asian economic crisis caused pulp prices to decline late in 1997, which will likely continue into 1998. Pulp sales plummeted in 1996 as sales prices fell an average of 44% while volumes decreased about 5%. Large pulp inventories around the world created very weak pulp markets throughout 1996. L-P took intermittent downtime at the pulp mills during the year, which caused the volume decrease.

      Pulp segment profits improved significantly in 1997 due in large part to the shut-down of the KPC mill which had been suffering losses due to market conditions and changes in the timber supply contract. At the two remaining mills, L-P successfully cut its operating costs through a concentrated cost reduction effort, both from more efficient operations and a central purchasing program. After making a profit in 1995, the pulp mills returned to losses in 1996 due to the downturn in the markets and problems experienced with the KPC contract. Raw material costs decreased in 1996 after experiencing an increase in 1995.

      L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases. The economic crisis in Asia has continued into 1998, which has negatively impacted pulp markets. A significant portion of L-P's pulp is sold to countries in that region.

      L-P pulp products are sold primarily to export customers and represent the majority of L-P's export sales. Therefore, the decline in pulp sales was the primary reason for L-P's decreased export sales in 1997 and 1996, both in amount and as a percent of total sales. Information regarding L-P's geographic segments and export sales are provided in the notes to financial statements under the caption "Segment Information."

GENERAL CORPORATE EXPENSE, NET

      Net general corporate expense was $80 million in 1997, compared to $52 million in 1996, and an unusually high amount of $121 million in 1995. In 1997 and 1996, the recurring level of general corporate expense has increased largely due to corporate-wide training programs undertaken by current management and the addition of key personnel to drive future growth and improvement initiatives. In 1996, $17 million of credits, resulting from a gain on the sale of assets, were netted into this expense. The most significant factor in the 1995 amount was higher expenses associated with litigation against the company of approximately $48 million, including legal fees and increases in contingency reserves (it did not, however, include amounts recorded in the line item "Settlements, Charges and Other Unusual Items, Net" which is discussed in Note Seven to the financial statements).

SETTLEMENTS, CHARGES AND OTHER UNUSUAL ITEMS, NET
-------------------------------------------------

      For a discussion of settlements, charges and other unusual items, net, refer to Note Seven to the financial statements.

INTEREST, NET
-------------

      Net interest expense rose significantly in 1997 and 1996 as L-P borrowed funds to cover its settlement obligations and fund capital expenditures. Additionally, interest capitalized has decreased in 1997 and 1996 as construction projects have been completed. Also, interest income was lower in each of the past two years due to lower levels of cash available for investing.

LEGAL AND ENVIRONMENTAL MATTERS
-------------------------------

      For a discussion of legal and environmental matters involving L-P and the potential effect on the company, refer to Note Eight to the financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

      Net cash provided by operations increased to $88 million in 1997 from $23 million in 1996, down from $335 million in 1995. These fluctuations primarily correlate to changes in the company's net loss. In 1997, L-P received a settlement from the U.S. Government of $135 million for claims related to the KPC long-term timber supply contract. In 1997 and 1996, L-P paid out $205 million and $263 million for obligations related to litigation settlements.

      Net cash used in investing activities decreased to $140 million from $213 million in 1996 and $387 million in 1995. Capital expenditures peaked in 1995 with the addition of several new OSB plants and other projects. In 1997 and 1996, L-P received $64 million and $62 million of cash for assets sold. L-P has also spent significant amounts on environmental projects (such as pollution control equipment), upgrades of existing production facilities, and timber to supply its operations and logging roads.

      L-P increased its net borrowings by $114 million in 1997 and $196 million in 1996. The borrowings financed the payments of settlement obligations and capital expenditures. L-P purchased only $3 million of treasury shares in 1997 and no treasury shares in 1996 after purchasing $120 million of treasury stock in 1995.

      L-P has a revolving credit facility of $300 million, which was fully borrowed at year-end. Subsequent to year-end, L-P entered into an additional credit facility with a group of banks for an additional $100 million, which is available to fund cash needs. This additional credit facility must be repaid upon the sale of assets described below.

         In October 1997, L-P announced that it intends to sell assets that management considers non-strategic to L-P's core businesses. These assets include, among others, the remaining California redwood timberlands, related lumber and certain distribution businesses, the Samoa, California, pulp mill, the Weather-Seal window and door manufacturing business, the Creative Point, Inc., subsidiary, the Red Bluff, California, cement fiber roof shake plant and the fiber gypsum plant in Nova Scotia. As of year-end, L-P was actively marketing all of these assets and had sold the fiber gypsum plant. L-P presently estimates the proceeds from these sales at $800 million to

$1 billion. However, there can be no assurance that net proceeds within the foregoing range will be realized. The proceeds realized will initially be used to fund operations and reduce or eliminate outstanding borrowings on L-P's revolving credit facility. Management is currently studying alternative uses of the proceeds to maximize the long-term value to L-P and its stockholders.

      L-P has budgeted capital expenditures, including timber and logging road additions, for 1998 of approximately $150 million. These expenditures are primarily to complete an OSB plant currently under construction, continue environmental improvements to existing plants, upgrade production facilities and provide timber to operations.

      Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), total $224 million, of which $40 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described in the notes to the financial statements under the heading "Contingencies," the amounts ultimately paid in settling all of the outstanding litigation could exceed the current reserves by a material amount.

      L-P continues to be in a strong financial condition with a relatively low ratio of long-term debt as a percent of total capitalization. Management believes that existing cash and cash equivalents combined with additional borrowing available on lines of credit, expected income tax refunds, the significant cash inflow expected from the asset sale program described above and cash to be generated from operations will be sufficient to meet projected cash needs including the payments related to the siding litigation settlement referred to above. The company also believes that because of its conservative financial structure and policies, it has substantial financial flexibility to generate additional funds should the need arise.

YEAR 2000 COMPLIANCE

      As the year 2000 approaches, an issue impacting most companies has emerged regarding the ability of computer applications and systems to properly interpret the year. This is a pervasive and complex issue.

      L-P is in the process of identifying significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make this assessment, the required modifications and test Year 2000 compliance. L-P plans on completing the assessment of all significant applications and developing a plan for appropriate action by September 30, 1998.

      In addition, L-P will begin communicating with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which L-P is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which L-P's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with L-P's systems, would not have a material adverse effect on L-P.

      The total cost to L-P of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which L-P plans to complete the Year 2000 assessment process are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

      No disclosure is required under this item.

ITEM 8.     Financial Statements and Supplementary Data

      The consolidated financial statements and accompanying notes to financial statements together with the reports of independent public accountants are located on the following pages. Quarterly data for the registrant's latest two fiscal years is located in the table labeled "Quarterly Data" in Item 6.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)                  1997        1996
----------------------------------------               ---------   ---------

ASSETS
Current Assets:
Cash and cash equivalents                              $    31.9   $    27.8
Accounts receivable, less reserves of $2.0 and $1.4        146.2       136.2
Inventories                                                258.8       264.3
Prepaid expenses                                             8.9        12.0
Income tax refunds receivable                               78.0        99.5
Deferred income taxes                                       73.0        73.1
                                                       ---------   ---------

    Total current assets                                   596.8       612.9

Timber and Timberlands, at cost
    less cost of timber harvested                          634.2       648.6
Property, Plant and Equipment, at cost:
Land, land improvements and logging roads,
    net of road amortization                               185.6       182.5
Buildings                                                  262.5       269.5
Machinery and equipment                                  1,876.3     1,953.9
Construction in progress                                   109.5        80.1
                                                       ---------   ---------

                                                         2,433.9     2,486.0
Less accumulated depreciation                           (1,242.1)   (1,207.5)
                                                       ---------   ---------

    Net property, plant and equipment                    1,191.8     1,278.5
Goodwill, net of amortization                               70.7        45.9
Other Assets                                                84.9        36.5
                                                       ---------   ---------

    TOTAL ASSETS                                       $ 2,578.4   $ 2,622.4
                                                       =========   =========


See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

                                                         1997          1996
                                                         ----          ----

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                     $    22.9     $    18.7
Short-term notes payable                                   22.0          35.4
Accounts payable and accrued liabilities                  234.4         224.3
Current portion of contingency reserves                    40.0         100.0
                                                      ---------     ---------

     Total current liabilities                            319.3         378.4

Long-term Debt, excluding current portion                 572.3         458.6
Deferred Income Taxes                                     178.6         163.2
Contingency Reserves, excluding current portion           184.0         159.8
Other Long-term Liabilities and Minority Interest          38.0          34.8
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $1 par value, 200,000,000 shares
 authorized, 116,937,022 shares issued                    117.0         117.0
                                                      ---------     ---------
Preferred stock, $1 par value, 15,000,000 shares
  authorized, no shares issued
Additional paid-in capital                                472.2         472.7
Retained earnings                                         977.5       1,140.0
Treasury stock, 7,309,360 shares
  and 8,170,799 shares, at cost                          (163.4)       (183.3)
Loans to Employee Stock Ownership Trusts                  (37.7)        (61.6)
Other                                                     (79.4)        (57.2)
                                                      ---------     ---------

     Total stockholders' equity                         1,286.2       1,427.6
                                                      ---------     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,578.4     $ 2,622.4
                                                      =========     =========


See notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE)

                                             1997         1996       1995
                                             ----         ----       ----

NET SALES                                 $ 2,402.5   $ 2,486.0   $ 2,843.2
                                          ---------   ---------   ---------

COSTS AND EXPENSES:
Cost of sales                               2,138.7     2,123.5     2,250.3
Depreciation and amortization                 142.8       150.6       152.0
Cost of timber harvested                       41.1        41.2        50.6
Selling and administrative                    168.4       139.7       121.4
Settlements, charges and other
  unusual items, net                           32.5       350.0       366.6
Interest expense, net of
  capitalized interest                         30.9        14.2         5.3
Interest income                                (1.9)       (6.4)       (8.2)
                                          ---------   ---------   ---------

     Total costs and expenses               2,552.5     2,812.8     2,938.0
Income (loss) before taxes and
  minority interest                          (150.0)     (326.8)      (94.8)
Provision (benefit) for income taxes          (43.6)     (125.6)      (45.8)
Minority interest in net income (loss)
  of consolidated subsidiaries                 (4.6)        (.5)        2.7
                                          ---------   ---------   ---------

NET INCOME (LOSS)                         $  (101.8)  $  (200.7)  $   (51.7)
                                          =========   =========   =========


NET INCOME (LOSS) PER SHARE - BASIC       $     (.94) $    (1.87) $     (.48)
                                          ==========  ==========  ==========
  AND DILUTED
CASH DIVIDENDS PER SHARE OF COMMON STOCK  $      .56  $      .56  $      .545
                                          ==========  ==========  ===========

AVERAGE SHARES OF COMMON
  STOCK (thousands)                       108,450      107,410    107,040
                                          ==========   =========  ===========


See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31
(DOLLAR AMOUNTS IN MILLIONS)                      1997       1996       1995
----------------------------                    -------    -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $(101.8)   $(200.7)   $ (51.7)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation, amortization and
    cost of timber harvested                      183.9      191.8      202.6
  Settlements, charges
    and other unusual items, net                  216.6      350.0      366.6
  Cash settlements of contingencies              (204.8)    (263.4)     (13.6)
  Other adjustments                               (54.5)       3.8       26.9
  Decrease (increase) in receivables               (4.0)      31.9       28.7
  Decrease (increase) in inventories               12.8       31.1     (103.9)
  Decrease (increase) in income tax
    refunds receivable                             21.8      (99.5)     ---
  Decrease (increase) in prepaid expenses           4.7        1.4       (7.0)
  Increase (decrease) in accounts payable
    and accrued liabilities                        (1.8)      (1.6)      38.2
  Increase (decrease) in income taxes payable     ---        ---         (7.5)
  Increase (decrease) in deferred income taxes     15.3      (22.0)    (144.7)
                                                -------    -------    -------

Net cash provided by operating activities          88.2       22.8      334.6

CASH FLOWS FROM INVESTING ACTIVITIES
Plant, equipment and logging road additions,
  including cash used in acquisitions            (154.8)    (244.0)    (362.9)
Timber and timberland additions                   (49.7)     (22.0)     (49.7)
Assets sold                                        63.6       62.4       23.5
Other investing activities, net                     1.0       (9.1)       1.8
                                                -------    -------    -------


Net cash used in investing activities            (139.9)    (212.7)    (387.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term
  notes payable                                   (13.4)     (12.9)      47.8
Long-term borrowings                              228.4      262.7       30.0
Repayment of long-term debt                      (101.0)     (53.4)     (82.0)
Cash dividends                                    (60.7)     (60.1)     (58.2)
Purchase of treasury stock                         (2.9)       ---     (120.2)
Other financing activities, net                     5.4        6.0       (5.2)
                                                -------    -------    -------

Net cash provided by (used in)
  financing activities                             55.8      142.3     (187.8)
                                                -------    -------    -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  4.1      (47.6)    (240.5)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                        27.8       75.4      315.9
                                                -------    -------    -------

  CASH AND CASH EQUIVALENTS AT END OF YEAR      $  31.9    $  27.8    $  75.4
                                                =======    =======    =======


See notes to financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                               ADD'L
DOLLAR AMOUNTS IN MILLIONS                    COMMON STOCK                TREASURY STOCK           PAID-IN     RETAINED
EXCEPT PER SHARE                          SHARES        AMOUNT          SHARES         AMOUNT      CAPITAL     EARNINGS
                                         ----------------------      -------------------------     -------     --------

BALANCE
AS OF DECEMBER 31, 1994                  116,937,022   $  117.0       4,944,804     $    (86.3)    $  478.4    $ 1,510.7
Net income (loss)                                ---        ---             ---            ---          ---        (51.7)
Cash dividends, $.545 per share                  ---        ---             ---            ---          ---        (58.2)
Issuance of shares for employee
  stock plans and for
  other purposes                                 ---        ---        (689,744)          13.8         (6.0)         ---
Purchase of treasury stock                       ---        ---       4,333,397         (120.2)         ---          ---
Employee stock ownership
  trust contribution                             ---        ---             ---            ---          ---          ---
Currency translation adjustment
  and pension
  liability adjustment, net                      ---        ---             ---            ---          ---          ---
                                                 ---        ---             ---            ---          ---          ---

BALANCE
AS OF DECEMBER 31, 1995                  116,937,022   $  117.0       8,588,427     $   (192.7)    $  472.4    $ 1,400.8
Net income (loss)                                ---        ---             ---            ---          ---       (200.7)
Cash dividends, $.56 per share                   ---        ---             ---            ---          ---        (60.1)
Issuance of shares for employee
  stock plans and for
  other purposes                                 ---        ---        (417,628)           9.4           .3          ---
Employee stock ownership
  trust contribution                             ---        ---             ---            ---          ---          ---
Currency translation adjustment,
  pension liability adjustment and
  deferred compensation, net                     ---        ---             ---            ---          ---          ---
                                                 ---        ---             ---            ---          ---          ---

BALANCE
AS OF DECEMBER 31, 1996                  116,937,022   $  117.0       8,170,799     $   (183.3)    $  472.7    $ 1,140.0
Net income (loss)                                ---        ---             ---            ---          ---       (101.8)
Cash dividends, $.56 per share                   ---        ---             ---            ---          ---        (60.7)
Issuance of shares for employee
  stock plans and for
  other purposes                                 ---        ---      (1,016,534)          22.8          (.5)         ---
Purchase of treasury stock                       ---        ---         155,095           (2.9)         ---          ---
Employee stock ownership
  trust contribution                             ---        ---             ---            ---          ---          ---
Currency translation adjustment,
  pension liability adjustment and
  deferred compensation, net                     ---        ---             ---            ---          ---          ---
                                                 ---        ---             ---            ---          ---          ---

BALANCE
AS OF DECEMBER 31, 1997                  116,937,022   $  117.0       7,309,360     $   (163.4)    $  472.2    $   977.5
                                         -----------   --------       ---------     - --------     --------    ---------

[Table continued on next page of EDGARized text.]

                                                      OTHER         TOTAL
                                          LOANS       EQUITY        STOCK-
DOLLAR AMOUNTS IN MILLIONS                TO          ADJUST-       HOLDERS'
EXCEPT PER SHARE                          ESOTs       MENTS         EQUITY
                                          --------    ----------    ---------

BALANCE
AS OF DECEMBER 31, 1994                   $ (114.0)   $    (56.4)   $ 1,849.4
Net income (loss)                              ---           ---        (51.7)
Cash dividends, $.545 per share                ---           ---        (58.2)
Issuance of shares for employee
  stock plans and for
  other purposes                               ---           ---          7.8
Purchase of treasury stock                     ---           ---       (120.2)
Employee stock ownership
  trust contribution                          28.5           ---         28.5
Currency translation adjustment
  and pension
  liability adjustment, net                    ---            .4           .4
                                          --------    ----------    ---------

BALANCE
AS OF DECEMBER 31, 1995                   $  (85.5)   $    (56.0)   $ 1,656.0
Net income (loss)                              ---           ---       (200.7)
Cash dividends, $.56 per share                 ---           ---        (60.1)
Issuance of shares for employee
  stock plans and for
  other purposes                               ---           ---          9.7
Employee stock ownership
  trust contribution                          23.9           ---         23.9
Currency translation adjustment,
  pension liability adjustment and
  deferred compensation, net                   ---          (1.2)        (1.2)
                                          --------    ----------    ---------

BALANCE
AS OF DECEMBER 31, 1996                   $  (61.6)   $    (57.2)   $ 1,427.6
Net income (loss)                              ---           ---       (101.8)
Cash dividends, $.56 per share                 ---           ---        (60.7)
Issuance of shares for employee
  stock plans and for
  other purposes                               ---           ---         22.3
Purchase of treasury stock                     ---           ---         (2.9)
Employee stock ownership
  trust contribution                          23.9           ---         23.9
Currency translation adjustment,
  pension liability adjustment and
  deferred compensation, net                   ---         (22.2)       (22.2)
                                          --------    ----------    ---------

BALANCE
AS OF DECEMBER 31, 1997                   $  (37.7)   $    (79.4)   $ 1,286.2
                                          --------    ----------    ---------



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

      Louisiana-Pacific Corporation is a U.S.-based company principally engaged in the manufacture of building products, and to a lesser extent, market pulp. Through its foreign subsidiaries, the Company also maintains manufacturing facilities in Canada and Ireland. The principal customers for the Company's building products are retail home centers, builders, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia and Europe. The principal customers for its pulp products are brokers in Asia and Europe, with minor sales in North America.

      A significant portion of L-P's sales are derived from structural panel products and lumber. Structural panel sales were 36% of total 1997 sales and lumber sales were 28% of the total.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in footnotes entitled "Income Taxes," "Retirement Plans," "Stock Options and Plans," "Settlements, Charges and Other Unusual Items, Net" and "Contingencies."

Principles of Presentation
--------------------------

      The   consolidated   financial   statements   include   the   accounts  of
Louisiana-Pacific   Corporation  and  all  of  its  subsidiaries   (L-P),  after
elimination of intercompany balances and transactions.

Earnings Per Share
------------------

      Basic and diluted earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. The effect of potentially dilutive common stock equivalents is not included in the calculation of dilutive earnings per share because it is currently anti-dilutive as a result of L-P's net losses. Shares held by L-P's Employee Stock Ownership Trusts (ESOTs) which were acquired by the ESOTs on or after January 1, 1994 and are not allocated to participants' accounts, are not considered outstanding for purposes of computing earnings per share (763,786 shares at December 31, 1997).

Cash and Cash Equivalents
-------------------------

      L-P considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. Cash paid during 1997, 1996 and 1995 for interest (net of capitalized interest) was $29.2 million, $13.4 million and $4.6 million. Net cash paid (received) during 1997, 1996 and 1995 for income taxes was $(80.7) million, $(4.1) million and $109.0 million.

      L-P invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. In addition, L-P holds its cash investments until maturity and is therefore not subject to significant market risk.

NOTES TO FINANCIAL STATEMENTS


Inventory Valuation
-------------------

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

   DECEMBER 31 (IN MILLIONS)        1997        1996
   -------------------------        ----        ----

   Logs                            $ 112.4     $ 106.4
   Lumber                             37.6        47.4
   Panel products                     56.6        54.4
   Other building products            82.1        70.0
   Pulp                               15.3        25.4
   Other raw materials                25.1        26.3
   Supplies                           21.3        23.0
   LIFO reserve                      (91.6)      (88.6)
                                   -------     -------

       Total                       $ 258.8     $ 264.3
                                   =======     =======

Timber
------

      L-P follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle. Timber carrying costs, such as reforestation and forest management, are generally expensed as incurred. Cost of timber harvested includes not only the cost of fee timber but also the amortization of the cost of long-term timber deeds.

Property, Plant, and Equipment
------------------------------

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

      L-P capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 1997, 1996 and 1995 was $4.8 million, $7.1 million and $10.9 million.

      L-P defers start-up costs on major construction projects during the start-up phase. No start-up costs were deferred in 1997. Start-up costs deferred during 1996 and 1995 were $3.8 million and $3.1 million.

Asset Impairments
-----------------

      Long-lived assets to be held and used by the Company are reviewed for impairment when events and circumstances indicate costs may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value

NOTES TO FINANCIAL STATEMENTS


is written down to its estimated fair value. Assets to be disposed are written down to their estimated fair value, less sales costs. See Note Seven for a discussion of charges in 1997, 1996 and 1995 related to impairment of property, plant and equipment.

Derivative Financial Instruments
--------------------------------

      L-P has only limited involvement with derivative financial instruments. At December 31, 1997, L-P had no material exposure to derivative financial instruments.

Foreign Currency Translation
----------------------------

      Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown in stockholders' equity.

Goodwill
--------

      Goodwill has resulted from the purchase of subsidiaries and is being amortized on a straight-line basis over 10 to 25 years. The amortization period and recoverability of this goodwill are periodically reviewed by the Company.

Notes Receivable
----------------

      Included in other assets are notes receivable related to a timber and timberland sale that occurred during 1997. The Company received $47.9 million in notes from a third party. The notes are due in principal payments of $20 million in 2008, $20 million in 2009, and $7.9 million in 2012. Interest is to be received in semi-annual installments with rates varying from 5.62% to 7.5%. These notes provide collateral for L-P's senior secured notes.

Acquisitions
------------

      Acquisitions are accounted for under the purchase method of accounting, whereby the results of acquired companies are included in L-P's consolidated results from the date of their acquisition.

Reclassifications
-----------------

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      DECEMBER 31 (IN MILLIONS)            1997        1996
      -------------------------            ----        ----

      Accounts payable                     $ 153.0     $ 124.0
      Salaries and wages payable              27.4        36.6
      Taxes other than income taxes            8.7        12.2
      Workers' compensation                   13.5        12.0
      Other accrued liabilities               31.8        39.5
                                           -------     -------
                                           $ 234.4     $ 224.3
                                           =======     =======

NOTES TO FINANCIAL STATEMENTS


3.    INCOME TAXES

      Income (loss) before taxes and minority interest for the years ended December 31, was taxed under the following jurisdictions:

      YEAR ENDED DECEMBER 31 (IN MILLIONS)       1997      1996      1995
      ------------------------------------       ----      ----      ----

      Domestic                                  $(87.0)   $(255.1)  $(123.0)
      Foreign                                    (63.0)     (71.7)     28.2
                                               -------    -------   -------

                                               $(150.0)   $(326.8)  $ (94.8)
                                               =======    =======   =======

      Provision (benefit) for income taxes includes the following:

      YEAR ENDED DECEMBER 31 (IN MILLIONS)        1997      1996      1995
      ------------------------------------        ----      ----      ----

      Current tax provision (benefit):
        U.S. federal                            $(65.0)    $(87.4)  $  74.4
        State and local                           (4.3)     (10.0)     14.7
        Foreign                                    3.6       12.2       6.1
                                                ------     ------   -------
      Total current tax provision
        (benefit)                               $(65.7)    $(85.2)  $  95.2
                                                ======     ======   =======

      Deferred tax provision (benefit):
        U.S. federal                              32.2   $    2.6   $(129.2)
        State and local                            3.4         .3     (16.4)
        Foreign                                  (13.5)     (43.3)      4.6
                                                ------     ------   -------

      Total deferred tax provision
        (benefit)                               $ 22.1     $(40.4)  $(141.0)
                                                ======     ======   =======


      The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

      DECEMBER 31 (IN MILLIONS)                   1997      1996
      -------------------------                   ----      ----

      Property, plant and equipment            $ 134.0  $   95.3
      Timber and timberlands                     156.9     143.0
      Inventories                                 (4.2)     (1.2)
      Accrued liabilities                        (84.1)    (33.7)
      Contingency reserves                       (86.7)   (100.5)
      Benefit of foreign capital loss
        and NOL carryover                        (27.8)    (13.6)
      Benefit of foreign ITC carryover           (62.3)    (68.4)
      Other                                       41.6      26.0
      Valuation allowance                         38.2      43.2
                                              --------  --------

      Net deferred tax liability                 105.6      90.1
      Less net current deferred
        tax assets                               (73.0)    (73.1)
                                              --------  --------

      Net noncurrent deferred
        tax liabilities                       $  178.6  $  163.2
                                              ========  ========

The reduction in the valuation allowance reflects the expiration of tax credits and a change in the foreign currency exchange rate between balance sheet dates.

      L-P's Canadian subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$89 million (Canadian dollars). These credits can be carried forward to offset future tax

NOTES TO FINANCIAL STATEMENTS

of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$18 million in 1999, C$6 million in 2000, C$47 million in 2001, C$4 million in 2003, C$13 million in 2004 and C$1 million in 2005. In addition, LPC has a capital loss carryover of C$29 million available to offset capital gains in future years which does not expire.

      The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

      YEAR ENDED DECEMBER 31                      1997      1996      1995
      ----------------------                      ----      ----      ----

      Federal tax rate                            (35)%     (35)%     (35)%
      Tax-exempt investment income                ---       ---         2
      State and local income taxes                 (4)       (4)       (4)
      Exempt foreign sales corporation income     ---       ---        (3)
      Foreign losses not benefited                  6
      Other, net                                    4         1        (4)
                                                  ---       ---       ---
                                                  (29)%     (38)%     (48)%
                                                  ===       ===       ===

4.    LONG-TERM DEBT

                                            INTEREST RATE     DECEMBER 31,
(IN MILLIONS)                                AT 12/31/97     1997      1996
-------------                               -------------    ----      ----

Project Bank Financings --
    Chetwynd, B.C. pulp mill, repaid in 1997, ---% $ --- $ 51.0 Nova Scotia fiber gypsum plant,
      repaid in 1997,                              ---        ---      34.7
    Waterford, Ireland, OSB plant, payable
      1998-2003, interest rate variable             8.3      32.9      41.4
Project Revenue Bond Financings, payable
  1998-2009, interest rates variable            4.4-7.3      26.0      26.1
Employee Stock Ownership Trust (ESOT) Loans --
    Hourly ESOT, payable annually through
      1999, interest rate variable                  8.3      17.0      25.5
    Salaried ESOT, payable annually through
      1999, interest rate variable                  4.9      12.0      18.0
Senior Secured Notes, payable 2008-2112,
  interest rates fixed                          7.1-7.5      47.9       ---
Bank Credit Facility --
    Revolving credit facility, payable in
      2002, interest rate variable                  6.3     300.0     275.0
    Term loan facility, payable in 2002,
      interest rate variable                        6.3     125.0       ---
Other, including capital lease obligations,
  payable in varying amounts through 2010,
  interest rates vary                           4.0-8.5      34.4       5.6
                                                          -------   -------

                                                            595.2     477.3
Less current portion                                        (22.9)    (18.7)
                                                          -------   -------
                                                          $ 572.3   $ 458.6
                                                          =======   =======

The carrying amounts of L-P's long-term debt approximates fair market value since the debt is primarily variable rate debt. Project bank financings are typically secured by the underlying assets of the related project. The senior secured notes are collateralized by notes receivable related to timber and timberland sales. Many of L-P's loan agreements contain lender's standard covenants and restrictions. L-P was in compliance with all of the covenants and restrictions of these agreements at December 31, 1997.

NOTES TO FINANCIAL STATEMENTS


         At December 31, 1997, L-P had a $425 million bank credit facility with a group of banks which is due in 2002. This facility includes a $300 million revolving credit facility and a $125 million term loan facility. Interest on borrowings under the facility is computed on one of numerous variable interest rate formulas at L-P's option. L-P pays a commitment fee on the unused credit line. Borrowings in 1997 are classified as long-term debt as amounts are not expected or required to be repaid during 1998. Additionally, L-P's subsidiary, L-P Canada Ltd. has a $30 million (Canadian) revolving credit facility which is classified as short-term notes payable. Subsequent to year-end, L-P entered into an additional credit facility with a group of banks for an additional $100 million, which must be repaid upon the sale of assets described in Note Seven.

         The weighted average interest rate for all debt at December 31, 1997 and 1996 was 6.4 percent and 6.2 percent. Required repayment of principal for long-term debt is as follows:

         YEAR ENDED DECEMBER 31 (IN MILLIONS)

         1998                               $    22.9
         1999                                    34.5
         2000                                     6.6
         2001                                     6.4
         2002                                   456.2
         2003 and after                          68.6
                                            ---------

                                            $   595.2
                                            =========

5.       RETIREMENT PLANS

         L-P maintains tax-qualified Employee Stock Ownership Trusts (ESOTs), for eligible salaried and hourly employees in the U.S. under which 10 percent of the eligible employees' annual earnings are contributed to the plans. Approximately 9,800 L-P employees participate in the ESOTs.

         The  annual   allocation   of  shares  to   participant   accounts  and
compensation expense are generally based on the ESOTs' cost of the shares. However, as required, compensation expense for the 1,843,621 shares purchased by the ESOTs in 1994 is based on the market value of the shares at the time of allocation. L-P's ESOTs held a total of approximately 11,868,000 shares at December 31, 1997 of which approximately 9,734,000 were allocated to participants' accounts. ESOT expense is included in the retirement plan expense table below.

         L-P also maintains other defined contribution pension plans covering various groups of hourly and salaried employees in the U.S. and other countries. Contributions to the plans are generally computed by one of three methods: 1) L-P contribution required based upon a defined formula with no employee contributions allowed; 2) L-P contribution required based upon a defined formula with elective or mandatory employee contributions; and 3) elective employee contributions only with no L-P contribution allowed.

         L-P also has a number of defined benefit pension plans covering its hourly employees, most of which were frozen in 1994. Contributions to these plans are based on actuarial calculations of amounts to cover current pension and amortization of prior service costs over periods ranging from 10 to 20 years. Contributions to multiemployer defined benefit plans are specified in applicable collective bargaining agreements.

NOTES TO FINANCIAL STATEMENTS


         In 1997, L-P adopted the L-P  Supplemental  Executive  Retirement  Plan
(SERP), a non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years prior to retirement. The projected benefit obligation was $1.4 million at December 31, 1997. Expense for this plan is included in the retirement plan expense table below. L-P established a grantor trust to informally provide funding for the benefits payable under the SERP. During 1997, L-P contributed $4.2 million to the trust. The funds were invested in corporate-owned life insurance policies. At December 31, 1997, the trust assets were valued at $3.9 million and included in other assets in L-P's consolidated balance sheet.

         The status of L-P administered qualified defined benefit pension plans is as follows:

                                            1997                                1996
                                            ----                                ----

                                   Plan with       Plan with       Plans with        Plans with
                                   Assets in       Accumulated     Assets in         Accumulated
                                   Excess of       Benefits        Excess of         Benefits
                                   Accumulated     In Excess       Accumulated       In Excess
                                   Benefits        of Assets       Benefits          of Assets

DECEMBER 31 (IN MILLIONS)

Accumulated benefit obligation
  Vested portion                   $    11.2       $   101.1       $   19.9         $    89.8
  Non-vested portion                      --             2.1             .2               2.9
                                   ---------       ---------       --------         ---------
  Total                                 11.2           103.2           20.1              92.7
Effect of future compensation             --              --             --                --
                                   ---------       ---------       --------         ---------
Projected benefit obligation            11.2           103.2           20.1              92.7
Plan assets                             13.2            89.1           39.6              87.3
                                   ---------       ---------       --------         ---------
  Net funded (unfunded)
    status                               2.0           (14.1)          19.5              (5.4)
Unrecognized asset at
  transition                             (.3)           (6.5)          (5.1)             (8.0)
Unrecognized net loss
  and other                              3.9            29.3             .2              20.9
Adjustment to recognize
  minimum liability                       --           (22.9)            --              (9.7)
                                   ---------       ---------       --------         ---------
Net prepaid (accrued)
  pension expense                  $     5.6       $   (14.2)      $   14.6         $    (2.2)
                                   =========       =========       ========         =========


         The actuarial assumptions used to determine pension expense and the funded status of the plans for 1997 and 1996 were: a discount rate on benefit obligations of 7.25 percent and 7.75 percent, and an 8.75 percent expected long-term rate of return on plan assets.

         The assets of the plans at December 31, 1997 and 1996 consist mostly of government obligations, and minor amounts in equity securities and cash and cash equivalents.

         Retirement plan expense included the following components:

NOTES TO FINANCIAL STATEMENTS


         YEAR ENDED DECEMBER 31 (IN MILLIONS)               1997           1996           1995
         ------------------------------------               ----           ----           ----

         Benefits earned by employees                   $       .2     $       .5     $       .4
         Interest cost on projected
           benefit obligation                                  7.9            8.3            7.9
         Return on plan assets                                (9.0)         (10.9)         (10.2)
         Net amortization and deferral                        (1.0)          (1.7)          (2.4)
                                                        ----------     ----------     ----------
         Net periodic pension expense (income)                (1.9)          (3.8)         (4 .3)
         Expense related to ESOTs multiemployer,
           defined contribution and
           non-qualified plans                                28.8           29.1           30.1
         Loss from settlement of pension plan                  7.3            ---            ---
                                                        ----------     ----------     ----------

         Net retirement plan expense                    $     34.2     $     25.3     $     25.8
                                                        ==========     ==========     ==========

         L-P has several plans which provide minimal postretirement benefits other than pensions. Net expense related to these plans was not significant. L-P does not generally provide post-employment benefits.

6.       STOCK OPTIONS AND PLANS

         The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans for grants on or after January 1, 1995. As allowed by SFAS 123, L-P has elected to adopt only the disclosure provisions of the standard and therefore recorded no compensation expense for certain stock option plans and all stock purchase plans. Had compensation expense for L-P's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, L-P's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

         YEAR ENDED DECEMBER 31
         (IN MILLIONS, EXCEPT PER SHARE)                       1997           1996           1995
         -------------------------------                       ----           ----           ----
         Net income (loss)

           As reported                                    $  (101.8)      $ (200.7)       $ (51.7)
           Pro forma                                         (108.6)        (206.0)         (53.6)
         Net income (loss) per share
           As reported                                    $     (.94)      $  (1.87)       $  (.48)
           Pro forma                                           (1.00)         (1.92)          (.50)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the assumptions of a 2.5 percent to 3.2 percent dividend yield, expected volatility of 29 percent in 1997 and 27 percent in 1996 and 1995, and a risk free interest rate of 6.6 percent in 1997 and 6.7 percent in 1996 and 1995.

Stock Option Plans
------------------

         L-P grants options to key employees to purchase L-P common stock. Past options were granted at 85 to 100 percent of market price. The current stock award plan requires that options be granted at 100 percent of market price. The options become exercisable over 3 or 5 years beginning one year after the grant date and expire 5 or 10 years after the date of grant. Compensation expense recognized for stock options was $.7 million in 1997, $.7 million in 1996 and $1.0 million in 1995. At December 31, 1997, 4.5 million shares were available under the current stock award plan for future option grants and all other stock-based awards.

NOTES TO FINANCIAL STATEMENTS
         Changes in options outstanding and exercisable were as follows:

                                                                    NUMBER OF SHARES
         YEAR ENDED DECEMBER 31                          1997            1996             1995
         ----------------------                          ----            ----             ----

         Options outstanding at January 1             1,647,530        1,370,410         2,611,123
         Options granted                                789,505          605,000           114,000
         Options exercised                             (154,880)        (196,530)       (1,046,412)
         Options canceled                               (78,300)        (131,350)         (308,301)
                                                  -------------     ------------    --------------

         Options outstanding at December 31           2,203,855        1,647,530         1,370,410
                                                  =============     ============    ==============

         Options exercisable at December 31             912,144          762,850           668,900
                                                  =============     ============    ==============

                                                          WEIGHTED AVERAGE PRICE PER SHARE
         YEAR ENDED DECEMBER 31                       1997               1996               1995
         ----------------------                       ----               ----               ----

         EXERCISE PRICE
           Options granted                          $  19.97           $  22.18           $  21.57
                                                    ========           ========           ========
           Options exercised                        $  13.91           $  12.13           $  11.55
                                                    ========           ========           ========
           Options canceled                         $  24.21           $  21.39           $  12.73
                                                    ========           ========           ========
           Options outstanding                      $  21.09           $  21.14           $  19.40
                                                    ========           ========           ========
           Options exercisable                      $  21.09           $  19.05           $  17.05
                                                    ========           ========           ========
         FAIR VALUE AT DATE OF GRANT
           Options granted                          $   6.05           $   8.38           $   8.98
                                                    ========           ========           ========

Performance-Contingent Stock Awards
-----------------------------------

         L-P has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of L-P common stock determined by comparing L-P's cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the grant. During 1997, a target of 54,569 performance-contingent awards were granted. Depending on L-P's four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target.

Restricted Stock Plans
----------------------

         L-P has also granted awards under the Louisiana-Pacific Corporation Key Employee Restricted Stock Plan. Shares are issued, at no cost to the employee, only after certain annual performance criteria are met. The expense is recorded in the year to which the performance criteria relate. L-P did not meet the performance criteria in 1997, 1996 or 1995 and therefore recognized no compensation expense for restricted stock awards.

         Changes in the Restricted Stock Awards outstanding were as follows:

                                                                           NUMBER OF SHARES
         YEAR ENDED DECEMBER 31                                   1997              1996              1995
         --------------------                                   --------------------------------------------
         Restricted awards outstanding

           at January 1                                           109,458           251,208          664,500
         Restricted awards granted                                 73,000               ---          145,000

         Restricted awards exercised                                 ---               ---           (42,875)
         Restricted awards canceled                              (110,334)         (141,750)        (515,417)
                                                              -----------      ------------     ------------

         Restricted awards outstanding
           at December 31                                          72,124           109,458          251,208
                                                              ===========      ============     ============

         Fair value at date of grant                          $     21.13      $        N/A     $      27.00
                                                              ===========      ============     ============

NOTES TO FINANCIAL STATEMENTS


         L-P has also granted restricted stock in which the shares are issued at the date of grant. The shares are non-transferable until the time period specified lapses. There are no other performance criteria. 150,000 of such shares were granted and issued in 1996. In 1997, 30,000 shares vested and became transferable. The remaining shares vest 30,000 shares in 1998, 30,000 shares in 1999 and 60,000 shares in 2006. Deferred compensation was recorded in the other equity line in the balance sheet in the amount of $3.8 million based on the market value of the stock at the date of issuance. The deferred compensation balance is amortized to expense over the years during which the certificates vest. The amount of expense recorded in 1997 and 1996 related to these restricted shares was $.8 million.

Stock Purchase Plans
--------------------

         L-P offers employee stock purchase plans to most employees. Under each plan, employees may subscribe to purchase shares of L-P stock over 24 months at 85 percent of the market price. At December 31, 1997, 671,196 shares and 498,185 shares were subscribed at $18.89 and $18.59 per share under the 1997 and 1996 Employee Stock Purchase Plans. During 1997, L-P issued 259,141 shares to employees at an average price of $22.36 under all Employee Stock Purchase Plans, including the completion of the purchase period for the 1995 Plan.

7.       SETTLEMENTS, CHARGES AND OTHER UNUSUAL ITEMS, NET

         The major components of "Settlements, Charges and Other Unusual Items, Net" in the statements of income for the years ended December 31, were as follows:

                                                   1997               1996               1995
                                                   ----               ----               ----

         KPC settlement                         $     135.0        $       ---       $        ---

         Charges for litigation, property
           impairments and other                     (223.1)            (350.0)            (374.6)

         Gains on asset sales                          55.6                ---                8.0
                                                -----------        -----------       ------------

                                                $     (32.5)       $    (350.0)      $     (366.6)
                                                ===========        ===========       ============

1997
----

         In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $121.9 million ($73.7 million after taxes, or $.68 per share) to reflect the initial proceeds of $135 million received under a settlement agreement with the U.S. Government over KPC's claims related to the long-term timber supply contract in Alaska. Adjustments to pulp mill closure-related accruals were netted against this gain. The agreement also provides KPC with sufficient timber volumes to run its two sawmills through the end of 1999.

         In the third quarter of 1997, L-P recorded a $210.0 million charge ($128.3 million after taxes, or $1.18 per share) to reflect the write-down of certain properties which L-P intends to sell, to adjust reserves for litigation settlements and to accrue for certain other costs. Gains from the sale of 79,000 acres of timber and timberland in California during the third quarter of 1997 in the amount of $55.6 million ($34.0 million after taxes, or $.31 per share) were netted against the charges.

NOTES TO FINANCIAL STATEMENTS


         In October 1997, L-P announced that it intends to sell assets that management considers non-strategic to L-P's business. These assets include, among others, the remaining California redwood timberlands, related lumber and certain distribution businesses, the Samoa, California, pulp mill, the Weather-Seal window and door manufacturing business, the Creative Point, Inc., subsidiary, the Red Bluff, California, cement fiber roof shake plant and the fiber gypsum plant in Nova Scotia. As of year-end, L-P was actively marketing all of these assets and had sold the fiber gypsum plant. The total third quarter charge related to property and equipment write-downs, was $35.0 million. The facilities covered by this charge incurred operating losses of approximately $17 million in 1997, all of which was related to the building products related assets.

1996
----

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

         The charge for the shut-down of the Ketchikan pulp mill included the Company's best estimates of all costs related to the closing of operations including the write-down of property, plant and equipment to estimated salvage value, severance costs, inventory write-downs, environmental and general property clean-up and other costs.

         In 1996, as part of the implementation of management's strategic plan, L-P evaluated the viability of all its current operations and made plans for the closure or sale of certain other manufacturing facilities including several sawmills, structural panel products plants and other operations. The facilities were written down to their estimated salvage or sales value. The total charge related to property and equipment write-downs, including the KPC facilities, was $191.1 million. The facilities covered by this charge incurred operating losses of approximately $64 million in 1996, of which approximately $40 million related to pulp segment assets and $24 million related to building products related assets.

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

         Detail regarding the industry segments to which this $350.0 million charge relates is presented in Note Ten entitled "Segment Information." Broken down by type of expense, $191.1 million related to property and equipment write-downs, $19.3 million related to inventory write-downs and $139.6 million related to reserves taken for severance and other shut-down charges as well as litigation costs.

1995
----

         In the third quarter of 1995, L-P recorded a pre-tax charge of $366.6 million ($221.8 million after tax, or $2.07 per share). This charge included $345.0 million for class action settlements related to the Company's siding

NOTES TO FINANCIAL STATEMENTS


product, as well as write-downs on planned disposals by mid-1996 of certain facilities, principally sawmills. The historical results of these operations were not significant. A gain on the sale of a non-strategic asset was netted against this charge.

8.       CONTINGENCIES

Environmental Proceedings
-------------------------

         In March 1995, L-P's subsidiary Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. In addition to civil and criminal penalties that have been paid, KPC also agreed to undertake further expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures, with an estimated cost of up to approximately $20 million. With the closure of the pulp mill, KPC is currently seeking the EPA's and court's guidance regarding the necessity of these expenditures. KPC has also agreed to undertake a study of whether a clean-up of Ward Cove, the body of water adjacent to the pulp mill, is needed. It is anticipated that KPC will be required to spend up to $6 million on the clean-up, including the cost of the study, as part of the overall $20 million of expenditures. KPC negotiated an administrative order with the state and EPA to conduct investigative and clean-up activities at the pulp mill. Total costs for these activities are unknown at this time, but KPC has recorded its initial estimated amount.

         The United States Forest Service (USFS) has named KPC as a potentially responsible party for costs related to the capping of a landfill near Thorne Bay, Alaska. Total costs may range up to $8 million.

         EPA and the Department of Justice have indicated their intent to seek penalties for alleged civil violations of the Clean Water Act. The maximum penalty associated with such an action could total up to $625,000.

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

         L-P maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $29.3 million and $49.9 million at December 31, 1997 and 1996. The decrease during 1997 was primarily the result of expenditures related to the closure of operations at the KPC pulp mill. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary from case to case. L-P continually monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. As additional information about the environmental contingencies becomes known, L-P's estimate of its liability for environmental loss contingencies may change significantly, although no estimate of the range of any potential adjustment of the liability can be made at this time. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out. A portion of L-P's environmental reserve is related to liabilities for clean-up of properties which are currently owned or have been owned in the past by L-P. Certain of these sites are subject to cost-sharing arrangements with other parties who were also involved with the site. L-P does not believe that any of these cost-sharing arrangements will result in additional material liability to L-P due to non-performance by the other

NOTES TO FINANCIAL STATEMENTS


party. L-P has not reduced its liability for any anticipated insurance recoveries.

         Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has in the past been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position, results of operations or liquidity of L-P. See "Colorado Criminal Proceedings" for further discussion of an environmental action against the company.

Colorado Criminal Proceedings
-----------------------------

         L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant, which was subsequently expanded to include the taking of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA - The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. L-P is now facing 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program.

         In November 1995, the Court bifurcated the environmental and fraud felony counts. A trial date of April 13, 1998, had been set in the environmental case. However, a Notice of Disposition and Joint Motion to Vacate Trial Date was filed with the Court.

         After pleading guilty to one environmental count, on February 18, 1998, the former superintendent of the mill was sentenced to six months of home detention, five years probation and a fine of $10,000. The former plant manager pled guilty to one environmental count and is scheduled to be sentenced in April 1998.

         In December 1995, L-P received a notice of suspension from the EPA stating that, because of criminal proceedings pending against L-P in Colorado, agencies of the federal government would be prohibited from purchasing from L-P's Northern Division. L-P is negotiating to have the EPA suspension lifted or modified based on positive environmental programs actively underway. While negotiations are continuing, the EPA has approved a preliminary agreement limiting the prohibition to L-P's Montrose, Colorado, facility for an interim period in recognition of L-P's environmental compliance efforts. Under recently revised regulations of the United States Department of Agriculture,

NOTES TO FINANCIAL STATEMENTS


the EPA suspension will also have the effect of prohibiting L-P's Montrose facility from purchasing timber directly, but not indirectly, from the USFS.

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

OSB Siding Matters
------------------

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

         The United States District Court for the District of Oregon has given final approval to a settlement between L-P and a nationwide class composed of all persons who own, have owned, or subsequently acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases), and is approved by an independent claims administrator will be entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (to be determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who have previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount which would be payable under the settlement agreement and the amount previously paid. Independent adjusters will determine the extent of damage to OSB siding at each claimant's property in accordance with a specified protocol. There will be no adjustment to settlement payments for improper maintenance or installation.

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

         L-P is required to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. As of December 31, 1997, L-P had funded the first three installments. If at any time after the fourth year of the settlement period the amount of approved

NOTES TO FINANCIAL STATEMENTS


claims (paid and pending) equals or exceeds $275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of
(i) 50 percent of the aggregate sum of all remaining unfunded approved claims or
(ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement.

         If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB Inner-Seal siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. As of December 31, 1997, approximately $40 million remained of the $195 million paid into the fund to date, after accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement.

         The claims submitted to the claims administrator substantially exceed the $275 million of payments that L-P is required to make under the settlement agreement. As calculated under the terms of the settlement, claims submitted and inspected exceed $325 million. There are insufficient data to project the future volume of claims or the total dollar value of additional claims that may be made against the settlement fund. L-P has not decided whether it will provide the optional funding discussed above in excess of the required $275 million after the fourth year of the settlement. Alternatively, L-P could elect to pursue other options, including allowing the settlement agreement to terminate, thereby entitling claimants with unsatisfied claims to pursue available legal remedies against L-P.

         A  settlement  of a Florida  class  action was  approved by the Circuit
Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB Inner-Seal siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation,

NOTES TO FINANCIAL STATEMENTS


finishing, painting, or lack of maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims for up to five years after October 4, 1995.

         L-P maintains reserves for the estimated costs of these siding settlements, although, as with any estimate, there is uncertainty concerning the actual costs to be incurred. The discussion herein notes some of the factors, in addition to the inherent uncertainty of predicting the outcome of claims and litigation, that could cause actual costs to vary materially from current estimates. Due to the various uncertainties, L-P cannot predict to what degree actual payments under the settlement agreements will exceed the recorded liability related to these matters, although it is possible that in the near term, total estimated payments will exceed the recorded liabilities.

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

         On February 27, 1998, the United States District Court for the Northern District of California entered an order approving a settlement that would resolve the above actions. The settlement class is composed of all persons who purchased L-P OSB sheathing or acquired real property or structures in the United States containing L-P OSB sheathing between January 1, 1984, and October 22, 1997. However, persons who purchased L-P sheathing during the class period, but who do not retain ownership of the product, are not included in the class. Under the settlement agreement, an eligible claimant whose claim is filed prior to October 22, 2017, and is reviewed by the claims administrator will be entitled to recover the reasonable cost of repair or replacement of any L-P OSB sheathing determined to have failed to perform its essential function as warranted and not occasioned by misuse, negligent or intentional misconduct of a third party or an event over which L-P had no control.

         Independent adjusters will determine the extent of damage to the OSB sheathing at each claimant's property. There will be an adjustment to the settlement payments for improper installation and maintenance. If a class member is dissatisfied with the result, he or she may reject the award and request a second inspection, or elect arbitration or initiate a civil suit for compensatory damages (but not for multiple or punitive damages). If a class member rejects the award, elects arbitration and recovers a greater sum than was found to be owing by the independent adjuster, L-P will pay for the administrative cost of the arbitration.

         An   independent,    professional   ombudsperson   will   oversee   the
implementation of the settlement and receive and consider complaints from class members with respect to L-P's performance of the settlement.

NOTES TO FINANCIAL STATEMENTS


         Additionally, the settlement agreement provides that L-P will pay a $1.5 million grant to the University of California Forest Products Laboratory, will pay reasonable attorneys' fees of class counsel, and will consent to an injunction prohibiting it from failing to comply with product testing protocols or falsely representing that its products comply with certain testing requirements.

         As with most class action settlements, a number of opt out notices were received. Those who opted out retain all rights which were available to them prior to the settlement.

         L-P maintains a reserve for its estimate of the cost of these other OSB matters, including the sheathing settlement, although as with any estimate, there is uncertainty concerning the actual costs to be incurred. Based on a review of its claims records to date, L-P believes that known reports of damage to installed L-P OSB sheathing have been immaterial in number and amount.

Executive Employment Matter
---------------------------

         On June 19, 1997, the United States District Court for the Southern District of New York entered a judgment in favor of Mark Suwyn and L-P in the action entitled International Paper Company v. Mark A. Suwyn and Louisiana-Pacific Corporation. The complaint had alleged that Mr. Suwyn's employment as chief executive officer of L-P violated the terms of a previous employment agreement with the plaintiff and sought an injunction prohibiting Mr. Suwyn from continuing his employment with L-P for 18 months and other relief.

Other
-----

         L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position, results of operations or liquidity of L-P.

Contingency Reserves
--------------------

         The balance of contingency reserves, exclusive of the environmental reserves discussed above, was $194.7 million and $209.9 million at December 31, 1997 and 1996. As L-P receives additional information regarding actual claim rates and average claim amounts, L-P will monitor its estimated exposure and adjust its accrual accordingly. The amounts ultimately paid for these contingencies could differ materially from the amount currently recorded, although no estimate of the timing or range of any potential adjustment can be made at this time.

9.       COMMITMENTS

         L-P is obligated to purchase timber under certain cutting contracts which extend to 2002. L-P's best estimate of its commitment at current contract rates under these contracts is approximately $20.2 million for approximately 113 million board feet of timber.

         Payments under all operating leases that were charged to expense during 1997, 1996, and 1995 were $17.5 million, $17.0 million and $10.7 million. Future minimum rental payments under non-cancelable operating leases are not significant.

NOTES TO FINANCIAL STATEMENTS


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

         Export sales are primarily to customers in Asia and Europe. Information about L-P's geographic segments is as follows:

         YEAR ENDED DECEMBER 31 (IN MILLIONS)            1997             1996             1995
         ------------------------------------            ----             ----             ----

         Total sales -- point of origin

           U.S.                                       $   2,330        $   2,389        $   2,703
           Canada and other                                 128              162              191
           Intersegment sales to U.S.                       (55)             (65)             (51)
                                                      ---------        ---------        ---------

             Total sales                              $   2,403        $   2,486        $   2,843
                                                      =========        =========        =========

         Export sales (included above)                $     240        $     268        $     457
                                                      =========        =========        =========

         Profit (loss)
           U.S.                                       $      39        $     107        $     353
           Canada and other                                 (48)             (24)              37
           Settlements, charges and other
             unusual items, net                             (32)            (350)            (367)
           General corporate expense and
             interest, net                                 (109)             (60)            (118)
                                                      ---------        ---------        ---------

             Income (loss) before taxes and
               minority interest                      $    (150)       $    (327)       $     (95)
                                                      =========        =========        =========

         Identifiable assets
           U.S.                                       $   2,220        $   2,195        $   2,305
           Canada                                           285              308              434
           All other                                         73               86               66
                                                      ---------        ---------        ---------

             Total assets                             $   2,578        $   2,589        $   2,805
                                                      =========        =========        =========

NOTES TO FINANCIAL STATEMENTS


         Information about L-P's industry segments is as follows:

         YEAR ENDED DECEMBER 31 (IN MILLIONS)          1997             1996             1995
         ------------------------------------          ----             ----             ----
         Total sales

           Building products                        $   2,280        $   2,328        $   2,535
           Pulp                                           130              177              334
           Intersegment sales to pulp                      (7)             (19)             (26)
                                                    ---------        ---------        ---------

             Total sales                            $   2,403        $   2,486        $   2,843
                                                    =========        =========        =========

         Profit (loss)
           Building products                        $      20        $     174        $     346
           Pulp                                           (29)             (91)              44
           Settlements, charges and
             other unusual items, net (1)                 (32)            (350)            (367)
           General corporate expense, net                 (80)             (52)            (121)
           Interest, net                                  (29)              (8)               3
                                                    ---------        ---------        ---------

             Income (loss) before taxes and
               minority interest                    $    (150)       $    (327)       $     (95)
                                                    =========        =========        =========

         Identifiable assets
           Building products                        $   1,420        $   1,346        $   1,389
           Pulp                                           294              341              457
           Timber, timberlands, logging
             equipment and roads                          671              682              727
           General corporate assets                       193              220              232
                                                    ---------        ---------        ---------

             Total assets                           $   2,578        $   2,589        $   2,805
                                                    =========        =========        =========

         Depreciation, amortization and
             cost of timber harvested
           Building products                        $     164        $     164        $     158
           Pulp                                            17               25               36
         Capital expenditures
           Building products                              145              203              286
           Pulp                                             4               36               47
           Timber, timberlands, logging
             equipment and roads                           63               38               69

--------------------------
(1) In 1997, of the net $32 million charge, a $122 million gain relates to a gain from a settlement received by a subsidiary from the U.S. Government and is not allocable to a segment, a $56 million gain relates to timber and timberland sold and a $210 million charge relates to building products.

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

            REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND MANAGEMENT


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

The Board of Directors and Stockholders of Louisiana-Pacific Corporation:

         We have audited the accompanying consolidated balance sheet of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these
financial   statements  based  on  our  audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and Board of Directors of Louisiana-Pacific Corporation:

         We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            /s/ ARTHUR ANDERSEN LLP
Portland, Oregon
January 31, 1997

Report of Management
--------------------

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

MARK A. SUWYN                            CURTIS M. STEVENS
Chairman and Chief Executive Officer     Vice President, Treasurer and
                                         Chief Financial Officer

February 6, 1998

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------

         A change in auditors was reported in the registrant's current report on Form 8-K dated October 26, 1997.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         Information regarding the directors of the registrant is incorporated herein by reference to the material included under the caption "Item 1--Election of Directors" and "General" in the definitive proxy statement filed by the registrant for its 1998 annual meeting of stockholders (the "1998 Proxy Statement"). Information regarding the executive officers of the registrant is located in Part I of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement.

ITEM 11. Executive Compensation
         ----------------------

         Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation," "Compensation of Executive Officers," "Retirement Benefits," "Directors' Compensation," and "Agreements with Executive Officers" in the 1998 Proxy Statement.


ITEM 12. Security   Ownership  of  Certain Beneficial Owners and Management
         ------------------------------------------------------------------

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 1998 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation" and "Management Transactions" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

A.       FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following financial statements are included in this report:

Consolidated Balance Sheets--December 31, 1997, and 1996.

Consolidated  Statements of  Income--years  ended  December 31, 1997,  1996, and
1995.

Consolidated Statements of Cash Flows--years ended December 31, 1997, 1996, and 1995.

Consolidated Statements of Stockholders' Equity--years ended December 31, 1997, 1996, and 1995.


Notes to Financial Statements.


Reports of Independent Public Accountants.

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


Date:  March 27, 1998

                                             LOUISIANA-PACIFIC CORPORATION
                                             (Registrant)



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


Date                                         Signature and Title
----                                         -------------------



March 27, 1998                               /s/ MARK A. SUWYN
                                             ------------------
                                             Mark A. Suwyn
                                             Chairman, Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)



March 27, 1998                               /s/ CURTIS M. STEVENS
                                             ----------------------
                                             Curtis M. Stevens
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial Officer)



March 27, 1998                               /s/ RUSSELL S. PATTEE
                                             ----------------------
                                             Russell S. Pattee
                                             (Principal Accounting Officer)

Date                                         Signature and Title
----                                         -------------------



March 27, 1998                               /s/ WILLIAM C. BROOKS
                                             -----------------------------------
                                             William C. Brooks
                                             Director



March 27, 1998                               /s/ ARCHIE W. DUNHAM
                                             -----------------------------------
                                             Archie W. Dunham
                                             Director



March 27, 1998                               /s/ PIERRE S. DU PONT IV
                                             -----------------------------------
                                             Pierre S. du Pont IV
                                             Director



March 27, 1998                               /s/ WILLIAM E. FLAHERTY
                                             -----------------------------------
                                             William E. Flaherty
                                             Director



March 27, 1998                               /s/ BONNIE G. HILL
                                             -----------------------------------
                                             Bonnie G. Hill
                                             Director



March 27, 1998                               /s/ DONALD R. KAYSER
                                             -----------------------------------
                                             Donald R. Kayser
                                             Director



March 27, 1998                               /s/ LEE C. SIMPSON
                                             -------------------
                                             Lee C. Simpson
                                             Director



March 27, 1998                               /s/ CHARLES E. YEAGER
                                             ----------------------
                                             Charles E. Yeager
                                             Director

                                  EXHIBIT INDEX


         On written request, the registrant will furnish to any record holder or beneficial holder of the registrant's common stock any exhibit to this report upon the payment of a fee equal to the registrant's costs of copying such exhibit plus postage. Any such request should be sent to: Ward Hubbell, Director of Corporate Affairs, Louisiana-Pacific Corporation, 111 S.W. Fifth Avenue, Portland, Oregon 97204.

         Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

Exhibit              Description of Exhibit
-------              ----------------------

3.A Restated Certificate of Incorporation of the registrant as amended to date. Incorporated by reference to Exhibit 3(a) to the registrant's Form 10-Q report for the quarter ended June 30, 1993.

3.B                  Bylaws  of  the   registrant  as  amended  July  29,  1997.
                     Incorporated by reference to Exhibit 3 to the registrant's Form 10-Q report for the quarter ended June 30, 1997.

4.A.1 Rights Agreement as Restated as of February 3, 1991, between the registrant and First Chicago Trust Company of New York as Rights Agent, as amended by Amendment No. 1 dated as of July 28, 1995, and Amendment No. 2 dated as of October 30, 1995. Incorporated by reference to Exhibit 4.A.1 to the registrant's Form 10-K report for 1996.

                     Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at December 31, 1997. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.A.2 Credit Agreement dated as of January 31, 1997, among the registrant, Louisiana-Pacific Canada Ltd., Bank of America National Trust and Savings Association and the other financial institutions party thereto. Incorporated by reference to Exhibit 4.A.2 to the registrant's Form 10-K report for 1996.

10.A 1984 Employee Stock Option Plan as amended. Incorporated by reference to Exhibit 10.A to the registrant's Form 10-K report for 1996.*

10.B 1991 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.B to the registrant's Form 10-K report for 1996.*

10.C 1992 Non-Employee Director Stock Option Plan and Related Form of Option Agreement as amended February 1, 1997.*

10.D                 Non-Employee    Directors'   Deferred   Compensation   Plan
                     effective July 1, 1997.*

10.E(1) The registrant's Key Employee Restricted Stock Plan as amended. Incorporated by reference to Exhibit 10.E(1) to the registrant's Form 10-K report for 1996.*

Exhibit              Description of Exhibit
-------              ----------------------



10.E(2) Form of Restricted Stock Award Agreement under Exhibit 10.E(1). Incorporated by reference to Exhibit 10.H(2) to the registrant's Form 10-K report for 1992.*

10.F(1) 1997 Incentive Stock Award Plan. Incorporated by reference to Exhibit 10 to the registrant's Form 10-Q report for the quarter ended June 30, 1997.*

10.F(2) Form of Award Agreements for Non-Qualified Stock Options and Performance Shares under the Louisiana-Pacific 1997 Incentive Stock Award Plan. Incorporated by reference to
                     Exhibit 10.F(2) to the registrant's Form 10-K report for 1996.*

10.G                  Annual Cash Incentive  Award Plan effective March 1, 1997.
                      Incorporated by reference to Exhibit 10.F(3) to the registrant's Form 10-K report for 1996.*

10.H The registrant's Supplemental Executive Retirement Plan effective July 1, 1997.*

10.I                 Employment  Agreement  between the  registrant  and Mark A.
                     Suwyn dated January 2, 1996.  Incorporated  by reference to
                     Exhibit 10.L to the registrant's Form 10-K report for 1995.*

10.J Restricted Stock Award Agreement between the registrant and Mark A. Suwyn dated January 31, 1996.*

10.K 1997 Cash Incentive Award for Mark A. Suwyn adopted March 11, 1997. Incorporated by reference to Exhibit 10.K to the registrant's Form 10-K report for 1996.*

10.L                 Letter  agreement  dated April 19,  1996,  with  Michael D.
                     Hanna, with respect to attached employment agreement dated January 15, 1995, between Mr. Hanna and Associated Chemists, Inc. Incorporated by reference to Exhibit 10.L to the registrant's Form 10-K report for 1996.*

10.M Executive Employment Agreement effective as of January 1, 1997, by and between the registrant and Karen D. Lundquist. Incorporated by reference to Exhibit 10.M to the registrant's Form 10-K report for 1996.*

10.N Letter agreement dated August 14, 1997, relating to the employment of Gary C. Wilkerson with the registrant.*

10.0 Letter agreement dated July 16, 1997, relating to the employment of Curtis M. Stevens with the registrant.*

10.P                 Executive  Deferred  Compensation  Plan  effective  May  1,
                     1997.*

21                   List of subsidiaries of the registrant.

23.A                 Consent of Arthur Andersen LLP.

23.B                 Consent of Deloitte & Touche LLP.

27                   Financial data schedule.