Form 10-K/A
period 1997-12-31
LOUISIANA PACIFIC CORP
filed 1998-04-01
CIK 60519

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


Date:  March 27, 1998

                                       LOUISIANA-PACIFIC CORPORATION
                                       (Registrant)



                                       By /s/ CURTIS M. STEVENS
                                       Curtis M. Stevens
                                       Vice President, Treasurer and
                                         Chief Financial Officer

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


Date                                   Signature and Title
----                                   -------------------



March 27, 1998                         /s/ MARK A. SUWYN
                                       Mark A. Suwyn
                                       Chief Executive Officer, Chairman
                                         of the Board
                                       (Principal Executive Officer)



March 27, 1998                         /s/ CURTIS M. STEVENS
                                       Curtis M. Stevens
                                       Vice President,  Treasurer and
                                         Chief Financial Officer
                                       (Principal Financial & Accounting
                                         Officer)

Date                                   Signature and Title
----                                   -------------------



March 27, 1998                         /s/ WILLIAM C. BROOKS
                                       William C. Brooks
                                       Director



March 27, 1998                         /s/ ARCHIE W. DUNHAM
                                       Archie W. Dunham
                                       Director



March 27, 1998                         /s/ PIERRE S. DU PONT
                                       Pierre S. du Pont
                                       Director



March 27, 1998                         /s/ WILLIAM E. FLAHERTY
                                       William E. Flaherty
                                       Director



March 27, 1998                         /s/ BONNIE G. HILL
                                       Bonnie G. Hill
                                       Director



March 27, 1998                         /s/ DONALD R. KAYSER
                                       Donald R. Kayser
                                       Director



March 27, 1998                         /s/ LEE C. SIMPSON
                                       Lee C. Simpson
                                       Director



March 27, 1998                         /s/ CHARLES E. YEAGER
                                       Charles E. Yeager
                                       Director

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific Corporation, a Delaware corporation (the "registrant"), has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 1, 1998                   LOUISIANA-PACIFIC CORPORATION
                                       (Registrant)



                                       /s/ Curtis M. Stevens
                                       Curtis M. Stevens
                                       Vice President, Chief Financial
                                         Officer and Treasurer


                                     - 52a -

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