Form 10-Q
period 1998-03-31
LOUISIANA PACIFIC CORP
filed 1998-05-14
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For Quarterly Period Ended March 31, 1998
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: 109,815,903 shares of Common Stock, $1 par value, outstanding as of April 30, 1998.

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

PART I
FINANCIAL INFORMATION


Item 1. Financial Statements.


       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
       (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                  1998        1997

Net sales                                                  $ 548.3     $ 554.6
                                                           -------     -------
Costs and expenses:
Cost of sales                                                500.3       510.1
Depreciation, amortization and depletion                      39.5        40.9
Selling and administrative                                    39.7        38.7
Settlements, charges and other unusual items, net              ---      (121.9)
Interest expense                                               9.7         8.8
Interest income                                               (2.1)       (1.3)
                                                           -------     -------
Total costs and expenses                                     587.1       476.3
                                                           -------     -------
Income (loss) before taxes and minority interest             (38.8)       78.3
Provision (benefit) for income taxes                         (12.5)       37.6
Minority interest in net income (loss)
  of consolidated subsidiaries                                (1.2)       (1.3)
                                                           -------     -------
Net income (loss)                                          $ (25.1)    $  42.0
                                                           =======     =======

Net income (loss) per share - basic and diluted            $  (.23)    $   .39
                                                           =======     =======
Cash dividends per share                                   $   .14     $   .14
                                                           =======     =======

       CONDENSED CONSOLIDATED BALANCE SHEETS
       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
       (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                                  MAR. 31, 1998   DEC. 31, 1997

Cash and cash equivalents                             $   22.3        $   31.9
Accounts receivable, net                                 168.8           146.2
Inventories                                              260.3           258.8
Prepaid expenses                                          11.6             8.9
Income tax refunds receivable                             79.6            78.0
Deferred income taxes                                     73.0            73.0
                                                      --------        --------
     Total current assets                                615.6           596.8
                                                      --------        --------
Timber and timberlands                                   642.3           634.2
Property, plant and equipment                          2,453.0         2,433.9
Less reserves for depreciation                        (1,276.7)       (1,242.1)
                                                      --------        --------
Net property, plant and equipment                      1,176.3         1,191.8
Goodwill and other assets                                152.9           155.6
                                                      --------        --------
     Total assets                                     $2,587.1        $2,578.4
                                                      ========        ========

Current portion of long-term debt                     $   21.7        $   22.9
Short-term notes payable                                  41.5            22.0
Accounts payable and accrued liabilities                 225.4           234.4
Current portion of contingency reserves                   40.0            40.0
                                                      --------        --------
     Total current liabilities                           328.6           319.3
                                                      --------        --------
Long-term debt, excluding current portion                630.8           572.3
Contingency reserves, excluding current portion          168.3           184.0
Deferred income taxes and other                          205.8           216.6


Stockholders' equity:
Common Stock                                             117.0           117.0
Additional paid-in-capital                               468.8           472.2
Retained earnings                                        937.0           977.5
Treasury stock                                          (159.5)         (163.4)
Loans to Employee Stock Ownership Trusts                 (31.7)          (37.7)
Accumulated comprehensive income (loss)                  (78.0)          (79.4)
                                                      --------        --------
     Total stockholders' equity                        1,253.6         1,286.2
                                                      --------        --------
     Total liabilities and equity                     $2,587.1        $2,578.4
                                                      ========        ========

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
       (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)



THREE MONTHS ENDED MARCH 31,                                   1998        1997

Cash flows from operating activities:
  Net income (loss)                                         $ (25.1)    $  42.0
  Depreciation, amortization and depletion                     39.5        40.9
  Cash settlements of contingencies                           (15.7)      (20.3)
  Other adjustments                                             7.3        11.4
  Decrease (increase) in certain working
    capital components and deferred taxes                     (49.4)     (118.9)
                                                            -------     -------
     Net cash provided by (used in) operating activities      (43.4)      (44.9)
                                                            -------     -------
Cash flows from investing activities:
  Capital spending, including acquisitions                    (45.4)      (81.4)
  Other investing activities, net                              13.5         5.8
                                                            -------     -------
     Net cash used in investing activities                    (31.9)      (75.6)
                                                            -------     -------
Cash flows from financing activities:
  New borrowing, including net increase in credit line         77.3       219.5
  Repayment of long-term debt                                 (18.5)     (100.5)
  Increase (decrease) in short-term notes payable              19.5        (4.9)
  Cash dividends                                              (15.4)      (15.2)
  Other financing activities, net                               2.8          .9
                                                            -------     -------
     Net cash provided by (used in) financing activities       65.7        99.8
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents           (9.6)      (20.7)
Cash and cash equivalents at beginning of year                 31.9        27.8
                                                            -------     -------
Cash and cash equivalents at end of period                  $  22.3     $   7.1
                                                            =======     =======

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
       (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31, 1998

                                                           SHARES        AMOUNT

Common Stock                                            116,937,022    $  117.0
                                                        ===========    ========

Additional Paid-in-Capital:
Beginning balance                                                      $  472.2
Net transactions                                                           (3.4)
                                                                       --------
Ending balance                                                         $  468.8
                                                                       ========

Retained Earnings:
Beginning balance                                                      $  977.5
Net income                                                                (25.1)
Cash dividends, $.14 per share                                            (15.4)
                                                                       --------
Ending balance                                                         $  937.0
                                                                       ========

Treasury stock:
Beginning balance                                         7,309,360    $ (163.4)
Net shares reissued for employee stock
  plans and acquisition                                    (176,390)        3.9
                                                          ---------    --------
Ending balance                                            7,132,970    $ (159.5)
                                                          =========    ========

Loans to ESOTs:
Beginning balance                                                      $  (37.7)
Accrued contribution                                                        6.0
                                                                       --------
Ending balance                                                         $  (31.7)
                                                                       ========

Accumulated Comprehensive Income (Loss):
Beginning balance                                                      $  (79.4)
Currency translation adjustment and
  amortization of deferred compensation                                     1.4
                                                                       --------
Ending balance                                                         $  (78.0)
                                                                       ========

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


       1. The unaudited condensed interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such adjustments, except as discussed elsewhere in this report, are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in L-P's 1997 Annual Report on Form 10-K. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.

       2. Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the periods (108,990,000 in 1998 and 108,450,000 in 1997). The effect of potentially dilutive common stock equivalents is not included in the calculation of diluted earnings per share because it is currently anti-dilutive as a result of L-P's net losses in the first quarter of 1998 and for the year 1997.


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

       6. Effective January 1, 1998, L-P adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported in a separate financial statement as a component of comprehensive income. Components of comprehensive income include net income
(loss), currency translation adjustments and deferred compensation. Comprehensive income (loss) was ($23.7) million in the 1998 first quarter and $36.5 million in the first quarter of 1997.

       7.  Reference  is  made  to  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations" for further discussion and disclosures regarding items included in the financial statement caption "Settlements, Charges and Other Unusual Items, Net" and for a discussion of anticipated significant asset sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------

General
-------

       Lower lumber prices and lower pulp sales were the primary factors for lower sales and lower earnings in the first quarter of 1998. L-P lost $25.1 million ($.23 per share) in the first quarter of 1998 compared to net income in 1997 of $42 million ($.39 per share). Adjusting for the unusual gain in 1997, the comparable loss in the first quarter of 1997 was $32 million or $.29 per share. Sales fell approximately 1 percent to $548.3 million in the first quarter of 1998 from $554.6 million in the first quarter of 1997. The Company recorded a net gain of $122 million ($74 million after taxes, or $.68 per share) in the first quarter of 1997 relating to a $135 million settlement with the U.S. Government over claims related to the long-term timber supply contract in Alaska, net of adjustments to Ketchikan Pulp Company pulp mill closure-related accruals.

       L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 92 percent of sales during the first quarter of 1998 and 1997. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," "Summary of Production Volumes" and "Industry Product Price Trends."


Building Products Segment
-------------------------

       Building products segment sales in the first quarter of 1998 were $527.4 million, a three percent increase from first quarter 1997 sales of $512.1 million. The increase was primarily attributable to a 12 percent growth in structural panel products (OSB and plywood) sales to $213.4 in 1998 compared to $190.6 million in 1997. Structural panel products sales growth was the result of an 18 percent increase in OSB prices and level plywood prices over the prior year. Structural panel sales volumes increased seven percent for OSB due to stronger demand and decreased 11 percent for plywood due to weather-related production outages in 1998 and mill closures subsequent to the 1997 first quarter. Total lumber sales decreased about 12 percent to $136.7 million in 1998 from $155.3 million in 1997. Lumber sales volume dropped approximately 8 percent primarily due to poor weather and mill closures. Lumber prices decreased an average of 3 percent due to weak markets. Industrial panel products sales declined approximately one percent to $43.5 million in 1998 from $44.1 million in 1997 due to increased sales volume offset by a larger decrease in average selling prices. The sales increase in the other building products category to $133.8 million from $122.1 million was primarily attributable to the purchase of the assets of Tecton Laminates (engineered wood products) late in the first quarter of 1997.

       Building products segment operating profits increased to $4.0 million in 1998 from a loss of $2.1 million in 1997. This increase is primarily attributable to the increase in OSB prices discussed above. Lower profits in industrial panels and lumber partially offset the OSB gains. Higher log costs in the South along with lower average selling prices caused the decrease in lumber profits, while the industrial panel profit decrease was primarily due to lower sales averages.

       L-P's building products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its building products will remain at current levels or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

Pulp Segment
------------

       Pulp sales dropped nearly 51 percent in the first quarter of 1998 to $20.9 million from $42.5 million in the first quarter of 1997. For L-P's two remaining pulp mills, prices decreased approximately seven percent on average and volume decreased approximately 13 percent. Pulp sales were negatively impacted by the Asian economic crisis which affected both prices and volume. The pulp mill owned by L-P's Ketchikan Pulp Company subsidiary generated sales of $16.8 million in the first quarter of 1997. This mill was permanently closed in 1997 and, thus, did not generate any sales in 1998.

       Pulp segment losses remained constant in 1998 despite sales price decreases due primarily to cost cutting measures. Pulp segment losses were $11.6 million in the first three months of 1998 and 1997.

       L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on world-wide market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels or will increase or decrease in the future because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.


Settlements, Charges and Other Unusual Items, Net
-------------------------------------------------

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


General Corporate and Other Expense
-----------------------------------

       The increase in general corporate and other expenses is due to various additional costs, none of which are individually significant.


Interest Income (Expense)
-------------------------

       Interest expense increased 10 percent in 1998 due to higher borrowing levels and higher interest rates on borrowings. Higher borrowing levels were attributable to losses sustained as well as capital expenditures needed to improve capital facilities. Interest income increased in 1998 due to notes receivable related to the sale of timberland late in 1997.


Legal and Environmental Matters
-------------------------------

       Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation and its potential impact on L-P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

       Cash used in operations decreased slightly in 1998 over 1997. Cash used in investing activities decreased due to lower capital expenditures. L-P acquired GreenStone Industries and the assets of Tecton Laminates in the first quarter of 1997. Financing activities provided nearly $66 million of cash in the first quarter of 1998 compared to nearly $100 million in 1997. The Company borrowed on its revolving lines of credit and increased short-term notes to provide for its financing needs during the first quarter of 1998.

       L-P's  ratio  of  long-term  debt  to  total  capital  was  33.5  percent
(excluding contingency reserves) at March 31, 1998. Despite increased borrowings, cash balances combined with expected tax refunds, asset sale proceeds (discussed below) and credit facilities are expected to be sufficient to meet projected cash needs during 1998, including payments related to the OSB siding litigation and other litigation.

ASSET SALES
-----------

      In May 1998, L-P announced that it had reached agreement with two parties to sell its California redwood timberlands and associated sawmills and other assets for total estimated proceeds of approximately $615 million. The sale, which includes more than 300,000 acres of timberlands, three operating sawmills and two distribution facilities, among other operations, is contingent upon regulatory approvals and other conditions customary in such transactions. The
Samoa pulp mill is not included in the transaction. The transactions are expected to close in the second quarter of 1998. These transactions are part of L-P's previously announced plans to sell non-strategic assets for total estimated proceeds in the range of $800 million to $1 billion. Other previously announced sales include the Weather-Seal window and door manufacturing business, the fiber gypsum plant in Canada and certain parcels of timberland in interior California. There can be no assurance that proceeds within the foregoing range will be realized. The proceeds realized will initially be used to fund operations and reduce or eliminate outstanding borrowings on L-P's revolving credit facilities. Management continues to study alternative uses of the proceeds to maximize the long-term value to L-P and its stockholders, which may include internal investments in L-P's core businesses in the building products market, strategic acquisitions, or implementation of a share repurchase program.

YEAR 2000 COMPLIANCE
--------------------

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

      The total cost to L-P of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which L-P plans to complete the Year 2000 assessment process are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

       SALES AND OPERATING PROFIT BY MAJOR PRODUCT GROUP
       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
       (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


THREE MONTHS ENDED MARCH 31                           1998      1997

Sales:
  Structural panel products                        $ 213.4   $ 190.6
  Lumber                                             136.7     155.3
  Industrial panel products                           43.5      44.1
  Other building products                            133.8     122.1
                                                   -------   -------
    Total building products                          527.4     512.1
  Pulp                                                20.9      42.5
                                                   -------   -------
    Total sales                                    $ 548.3   $ 554.6
                                                   =======   =======

  Export sales                                     $  42.0   $  73.2
                                                   =======   =======

Profit (loss):
  Building products                                $   4.0   $  (2.1)
  Pulp                                               (11.6)    (11.6)
  Settlement and other unusual items, net             ---      121.9
  General corporate expense and other, net           (23.6)    (21.4)
  Interest income (expense), net                      (7.6)     (8.5)
                                                   -------   -------
  Income (loss) before taxes and
    minority interest                              $ (38.8)  $  78.3
                                                   =======   =======

       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
       SUMMARY OF PRODUCTION VOLUMES



                                          QUARTER ENDED MARCH 31
                                          ----------------------
                                             1998          1997

Oriented Strand Board
   panels and siding,
     million square feet 3/8" basis         1,015           931

Softwood plywood,
     million square feet 3/8" basis           231           281

Lumber, million board feet                    286           301

Industrial panel products
     (particleboard, medium density
      fiberboard and hardboard),
      million square feet 3/4" basis          144           140

Engineered I-Joists,
     million lineal feet                       22            17

Laminated Veneer Lumber (LVL),
     thousand cubic feet                    1,631         1,273

Pulp, thousand short tons                      50           116*


*Includes production from the Ketchikan Pulp Company mill in 1997.

       INDUSTRY PRODUCT PRICE TRENDS
       LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


                    OSB     PLYWOOD      LUMBER   PARTICLEBOARD
            -----------    --------   ---------   -------------
             N. CENTRAL    SOUTHERN
            7/16" BASIS    PINE 1/2"    FRAMING
                  24/16       BASIS      LUMBER          INLAND
                   SPAN         CDX   COMPOSITE      INDUSTRIAL
                 RATING       3 PLY      PRICES      3/4" BASIS
            -----------    --------   ---------   -------------

Annual Average
1992                217         248         287             200
1993                236         282         394             258
1994                265         302         405             295
1995                245         303         337             290
1996                184         258         398             276
1997                143         265         417             262


1997 First Quarter Average
                    134         266          438            265


1997 Fourth Quarter Average
                    161         274          372            255


1998 First Quarter Average
                    158         266          368            253



Source: Random Lengths

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

     L-P maintains a reserve for estimated environmental loss contingencies. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary from case to case. L-P continually monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. As additional information about the environmental contingencies becomes known, L-P's estimate of its liability for environmental loss contingencies may change significantly, although no estimate of the range of any potential adjustment of the liability can be made at this time. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out. A portion of L-P's environmental reserve is related to liabilities for clean-up of properties which are currently owned or have been owned in the past by L-P. Certain of these sites are subject to cost sharing arrangements with other parties who were also involved with the site. L-P does not believe that any of these cost sharing arrangements will result in additional material liability to L-P due to non-performance by the other party. L-P has not reduced its reserves for any anticipated insurance recoveries.

     Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has in the past been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position, results of operations or liquidity of L-P. See "Colorado Criminal Proceedings" for further discussion of an environmental action against L-P.

Colorado Criminal Proceedings
-----------------------------

     L-P began an internal investigation at L-P's Montrose (Olathe), Colorado, oriented strand board (OSB) plant of various matters, including certain environmental matters, in the summer of 1992 and reported its initial finding of irregularities to governmental authorities in September 1992. Shortly thereafter, a federal grand jury commenced an investigation of L-P concerning alleged environmental violations at that plant, which was subsequently expanded to include the taking of evidence and testimony relating to alleged fraud in connection with the submission of unrepresentative OSB product samples to the APA - The Engineered Wood Association (APA), an industry product certification agency, by L-P's Montrose plant and certain of its other OSB plants. L-P then commenced an independent investigation, which was concluded in 1995, under the direction of former federal judge Charles B. Renfrew concerning irregularities in sampling and quality assurance in its OSB operations. In June 1995, the grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P, a former manager of the Montrose mill, and a former superintendent at the mill. The former superintendent and former plant manager have each pled guilty to one environmental count and have been sentenced by the court. L-P is now facing 23 felony counts related to environmental matters at the Montrose mill, including alleged conspiracy, tampering with opacity monitoring equipment, and making false statements under the Clean Air Act. The indictment also charges L-P with 25 felony counts of fraud relating to alleged use of the APA trademark on OSB structural panel products produced by the Montrose mill as a result of L-P's allegedly improper sampling practices in connection with the APA quality assurance program.

     In November 1995, the Court bifurcated the environmental and fraud felony counts. A trial date of April 13, 1998, had been set in the environmental case. However, a Notice of Disposition and Joint Motion to Vacate Trial Date was filed with the Court and thus no trial date is currently scheduled.

     In December 1995, L-P received a notice of suspension from the EPA stating that, because of the criminal proceedings pending against L-P in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the USFS. The EPA suspension was lifted in April 1998, based on positive environmental programs actively underway at L-P's facilities generally. The lifting of the suspension will permit the Montrose facility to resume purchasing timber directly from the USFS.

     L-P maintains a reserve for its estimate of the cost of the Montrose criminal proceedings, although as with any estimate, there is uncertainty concerning the actual costs to be incurred. At the present time, L-P cannot predict whether or to what extent the circumstances described above will result in further civil litigation or investigation by government authorities, or the potential financial impact of any such current or future proceedings, in which case the resolution of the above matters could have a materially adverse effect on L-P.

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

     L-P is required to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. As of March 31, 1998, L-P had funded the first three installments. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) equals or exceeds $275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of
(i) 50 percent of the aggregate sum of all remaining unfunded approved claims or
(ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement.

     If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB Inner-Seal siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In the event all claims filed prior to January 1, 2003, that are approved have been paid without exhausting the settlement fund, any amounts remaining in the settlement fund revert to L-P. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. As of March 31, 1998, approximately $26 million remained of the $195 million paid into the fund to date, after accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement.

     The claims submitted to the claims administrator substantially exceed the $275 million of payments that L-P is required to make under the settlement agreement. As calculated under the terms of the settlement, as of March 31, 1998, claims submitted and inspected exceed $365 million. There are insufficient data to project the future volume of claims or the total dollar value of additional claims that may be made against the settlement fund. L-P has not decided whether it will provide the optional funding discussed above in excess of the required $275 million after the fourth year of the settlement. Alternatively, L-P could elect to pursue other options, including allowing the settlement agreement to terminate, thereby entitling claimants with unsatisfied claims to pursue available legal remedies against L-P.

     A settlement of a Florida class action was approved by the Circuit Court for Lake County, Florida. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB Inner-Seal siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or lack of maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims for up to five years after October 4, 1995.

     L-P maintains reserves for the estimated costs of these siding settlements, although, as with any estimate, there is uncertainty concerning the actual costs to be incurred. The discussion herein notes some of the factors, in addition to the inherent uncertainty of predicting the outcome of claims and litigation, that could cause actual costs to vary materially from current estimates. Due to the various uncertainties, L-P cannot predict to what degree actual payments under the settlement agreements, or any alternative strategies adopted by L-P, will materially exceed the recorded liability related to these matters, although it is possible that in the near term, total estimated payments will exceed the recorded liabilities.

Other OSB Matters
-----------------

     Three separate purported class actions on behalf of owners and purchasers of properties in which L-P's OSB panels are used for flooring, sheathing, or underlayment have been consolidated in the United States District Court for the Northern District of California under the caption Agius v. Louisiana-Pacific Corporation. The actions seek damages and equitable relief for alleged fraud, misrepresentation, breach of warranty, negligence, and improper trade practices related to alleged improprieties in testing, APA certification, and marketing of OSB structural panels, and alleged premature deterioration of such panels. A separate state court action entitled Carney v. Louisiana-Pacific Corporation is pending in the Superior Court of the State of California for the City and County of San Francisco, seeking relief under California consumer protection statutes based on similar allegations. On February 27, 1998, the United States District Court for the Northern District of California entered an order approving a settlement that would resolve the above actions. A final order approving the settlement is expected pending resolution of an appeal by a single claimant.

          The settlement class, other than persons who opted out, is generally composed of all persons who purchased L-P OSB sheathing or acquired real property or structures in the United States containing L-P OSB sheathing between January 1, 1984, and October 22, 1997, but only if they have retained ownership of the product. Under the settlement agreement, an eligible claimant who files a claim prior to October 22, 2017, upon review of the claim by the claims administrator, will be entitled to recover the reasonable cost of repair or replacement of any L-P OSB sheathing determined to have failed to perform its essential function as warranted and not occasioned by misuse, negligent or intentional misconduct of a third party or an event over which L-P had no control. The settlement agreement also provides for payment of a $1.5 million grant to the University of California Forest Products Laboratory and reasonable attorneys' fees of class counsel.

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

Contingency Reserves
--------------------

     L-P maintains contingency reserves in addition to the environmental reserves discussed above. As L-P receives additional information regarding actual claim rates and average claim amounts, L-P monitors its estimated exposure and adjusts its accrual accordingly. The amounts ultimately paid for these contingencies could differ materially from the amount currently recorded, although no estimate of the timing or range of any potential adjustment can be made at this time.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)          The  exhibits   filed  as  part  of  this  report  or
                           incorporated by reference herein are listed in the accompanying exhibit index.

              (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

       SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LOUISIANA-PACIFIC CORPORATION




                                  By    /s/ CURTIS M. STEVENS
                                        Curtis M. Stevens
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

DATED:  May 13, 1998

                                  EXHIBIT INDEX


EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT

       2.1 Purchase Agreement by and between the registrant, LPS Corporation, L-P Redwood, LLC, Louisiana-Pacific Samoa, Inc., and Simpson Timber Company and Simpson Investment Company dated as of May 1, 1998.

       2.2 Purchase Agreement by and between the registrant, LPS Corporation, L-P Redwood, LLC, and Sansome Forest Partners, L.P., dated as of May 1, 1998.

       3      Bylaws of the registrant as amended as of May 3, 1998.

       10.1 1992 Non-Employee Director Stock Option Plan (restated as of May 3, 1998) and related Form of Option Agreement.

       10.2 Form of Change of Control Employment Agreement between the registrant and each of Warren Easley, Richard W. Frost, Michael D. Hanna, Karen Lundquist, Keith Matheney, Curt Stevens, Mark A. Suwyn, Michael J. Tull, and Gary C. Wilkerson.

       27     Financial Data Schedule.