Form 10-Q
period 1998-06-30
LOUISIANA PACIFIC CORP
filed 1998-08-14
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For Quarterly Period Ended June 30, 1998
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X-. No ---.


Indicate the number of shares outstanding of each of the issuer's classes of common stock: 109,777,957 shares of Common Stock, $1 par value, outstanding as of August 1, 1998.

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

PART I
FINANCIAL INFORMATION


Item 1. Financial Statements.
                    CONSOLIDATED SUMMARY STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                 QUARTER ENDED       SIX MONTHS ENDED
                                     JUNE 30               JUNE 30
                                -----------------     -----------------
                                  1998      1997        1998      1997
                                -------   -------     -------   -------
   Net sales                   $  623.2  $  633.3    $1,171.5  $1,187.9
                                -------   -------     -------   -------
   Costs and expenses:
   Cost of sales                  506.2     552.1     1,002.2   1,059.5
   Depreciation, amortization
     and depletion                 49.5      46.1        89.0      87.0
   Selling and administrative      45.5      43.3        89.5      84.7
   Unusual credits and
     charges, net                (328.3)      ---      (328.3)   (121.9)
   Interest expense                10.1       7.0        19.8      15.8
   Interest income                 (1.5)      (.5)       (3.6)      (.8)
                                -------   -------     -------   -------
   Total costs and expenses       281.5     648.0       868.6   1,124.3
                                -------   -------     -------   -------
   Income (loss) before taxes
     and minority interest        341.7     (14.7)      302.9      63.6
   Provision (benefit) for
     income taxes                 138.8      (3.4)      126.3      34.2
   Minority interest in
     net income (loss) of
     consolidated subsidiaries     (1.0)     (1.2)       (2.2)     (2.5)
                                -------   -------     -------   -------
   Net income (loss)           $  203.9  $  (10.1)    $ 178.8  $   31.9
                                =======   =======     =======   =======

   Net income (loss) per share-
     basic and diluted         $   1.87  $   (.10)    $  1.64  $    .29
                                =======   =======     =======   =======
   Cash dividends per share    $    .14  $    .14    $    .28  $    .28
                                =======   =======     =======   =======

   Average shares outstanding (thousands)-
     Basic                      109,070   108,190     109,070   108,190
                                =======   =======     =======   =======
     Diluted                    109,350   108,190     109,350   108,190
                                =======   =======     =======   =======


See notes to financial statements

                       CONSOLIDATED SUMMARY BALANCE SHEETS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                              JUNE 30, 1998       DEC. 31, 1997
                                              -------------       -------------

  Cash and cash equivalents                        $  433.0            $   31.9
  Accounts receivable, net                            160.5               146.2
  Inventories                                         192.8               258.8
  Prepaid expenses                                     13.1                 8.9
  Income tax refunds receivable                         ---                78.0
  Deferred income taxes                                73.0                73.0
                                                   --------            --------
       Total current assets                           872.4               596.8
                                                   --------            --------
  Timber and timberlands                              515.8               634.2
  Property, plant and equipment                     2,254.2             2,433.9
  Less accumulated depreciation                    (1,197.2)           (1,242.1)
                                                   --------            --------
  Net property, plant and equipment                 1,057.0             1,191.8
  Timber notes receivable                             403.8                49.9
  Goodwill and other assets                            99.4               105.7
                                                   --------            --------
       Total assets                                $2,948.4            $2,578.4
                                                   ========            ========

  Current portion of long-term debt                $   83.8            $   22.9
  Short-term notes payable                             28.4                22.0
  Accounts payable and accrued liabilities            231.6               234.4
  Current portion of contingency reserves              50.0                40.0
  Income taxes payable                                 11.7                 ---
                                                   --------            --------
        Total current liabilities                     405.5               319.3
                                                   --------            --------
  Long-term debt, excluding current portion           598.7               572.3
  Contingency reserves, net of current portion        143.3               184.0
  Deferred income taxes and other                     352.5               216.6

  Stockholders' equity:
  Common stock                                        117.0               117.0
  Additional paid-in capital                          468.4               472.2
  Retained earnings                                 1,125.8               977.5
  Treasury stock                                     (158.7)             (163.4)
  Loans to Employee Stock Ownership Trusts            (25.8)              (37.7)
  Accumulated comprehensive income (loss)             (78.3)              (79.4)
                                                   --------            --------
       Total stockholders' equity                   1,448.4             1,286.2
                                                   --------            --------
       Total liabilities and equity                $2,948.4            $2,578.4
                                                   ========            ========


  See notes to financial statements

                  CONSOLIDATED SUMMARY STATEMENTS OF CASH FLOWS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)




  SIX MONTHS ENDED JUNE 30,                                  1998          1997
                                                          -------       -------

  Cash flows from operating activities:
    Net income                                            $ 178.8       $  31.9
    Depreciation, amortization and depletion                 89.0          87.0
    Non-cash unusual credits and charges                   (328.3)          ---
    Cash settlements of contingencies                       (38.9)       (105.3)
    Other adjustments, net                                   10.4          15.6
    Decrease in certain working
      capital components and deferred taxes                 219.0         111.6
                                                          -------       -------
       Net cash provided by operating activities            130.0         140.8
                                                          -------       -------
  Cash flows from investing activities:
    Capital spending, including acquisitions                (75.9)       (137.4)
    Proceeds from sales of assets                           299.5           8.3
    Other investing activities, net                           4.1           1.9
                                                          -------       -------
       Net cash provided by (used in) investing activities  227.7        (127.2)
                                                          -------       -------
  Cash flows from financing activities:
    New borrowings                                          348.6         125.0
    Repayment of long-term debt, including
      net decrease in credit line                          (285.6)       (115.3)
    Increase (decrease) in short-term notes payable           6.4         (13.4)
    Cash dividends                                          (30.5)        (30.3)
    Other financing activities, net                           4.5           (.5)
                                                          -------       -------
       Net cash provided by (used in) financing activities   43.4         (34.5)
                                                          -------       -------
  Net increase (decrease) in cash and cash equivalents      401.1         (20.9)
  Cash and cash equivalents at beginning of year             31.9          27.8
                                                          -------       -------
  Cash and cash equivalents at end of period              $ 433.0       $   6.9
                                                          =======       =======





  See notes to financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                              JUNE 30, 1998
                                                          --------------------
                                                               SHARES   AMOUNT
                                                          -----------  -------

  Common Stock                                            116,937,022  $ 117.0
                                                          ===========  =======

  Additional Paid-in-Capital:
  Beginning balance                                                    $ 472.2
  Net transactions                                                        (3.8)
                                                                       -------
  Ending balance                                                       $ 468.4
                                                                       =======

  Retained Earnings:
  Beginning balance                                                   $  977.5
  Net income                                                             178.8
  Cash dividends, $.28 per share                                         (30.5)
                                                                       -------
  Ending balance                                                      $1,125.8
                                                                       =======


  Treasury stock:
  Beginning balance                                         7,309,360  $(163.4)
  Shares reissued for employee stock
    plans and acquisition adjustment                         (204,023)     4.7
                                                           ----------  -------
  Ending balance                                            7,105,337  $(158.7)
                                                           ==========  =======



  Loans to Employee Stock Ownership Trusts:
  Beginning balance                                                   $  (37.7)
  Less accrued contribution                                               11.9
                                                                       -------
  Ending balance                                                      $  (25.8)
                                                                       =======

  Accumulated comprehensive income (loss):
  Beginning balance                                                    $ (79.4)
  Currency translation adjustment and
   amortization of deferred compensation                                   1.1
                                                                       -------
  Ending balance                                                       $ (78.3)
                                                                       =======


  See notes to financial statements

NOTES TO FINANCIAL STATEMENTS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


          1. The interim period information included herein reflects all adjustments which are, in the opinion of the management of L-P, necessary for a fair statement of the results of the respective interim periods. Such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These summary financial statements should be read in conjunction with the financial statements and the notes thereto included in L-P's 1997 Annual Financial Report to Stockholders. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis.

          Certain 1997 expense costs in the consolidated summary statement of income have been reclassified to conform to 1998 classifications.

          2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of potentially dilutive common stock equivalents. The effect of potentially dilutive common stock equivalents is not included in the calculation of diluted earnings per share in 1997 because it was anti-dilutive as a result of L-P's net losses for the entire year.

          3. The effective income tax rate is based on estimates of annual amounts of taxable income, foreign sales corporation income and other factors. These estimates are updated quarterly.

          4. Determination of interim LIFO inventories requires estimates of year-end inventory quantities and costs. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

          5. Reference is made to "Legal Proceedings" for a description of certain environmental litigation and other litigation and its potential impact on L-P and for a description of settlements of certain class action proceedings.

          6. Effective January 1, 1998, L-P adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported as a component of comprehensive income. Components of comprehensive income include net income (loss), currency translation adjustments, and deferred compensation. Comprehensive income (loss) was $203.6 million in the second quarter of 1998 compared to ($10.5) million in the second quarter of 1997 and $179.9 million for the first six months of 1998 compared to $27.0 million for the same period in 1997.

          Effective June 15, 1999, the Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133 will be effective for L-P in 1999. Based on an initial review of SFAS 133, L-P does not expect that it will have a significant impact on the Company's financial statements and related disclosures.

          7. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion and disclosures regarding items included in the financial statement caption "unusual credits and charges, net" and significant transactions which occurred during the second quarter of 1998, including asset sales, receipt of notes receivable and issuance of debt.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------

General
-------

            Overall net loss before unusual credits and charges decreased to $16.4 million ($.15 per share) for the first six months of 1998 compared to a loss of $41.8 million ($.39 per share) in 1997. L-P earned $8.7 million ($.08 per share) before unusual credits and charges in the second quarter of 1998 compared to a loss of $10.1 million ($.10 per share) in the second quarter of 1997. The improvement was primarily the result of higher average selling prices of oriented strand board (OSB). Total sales declined approximately one percent for the 1998 second quarter and six month periods as compared with the comparable periods of the prior year. In the second quarter of 1998, L-P recorded a net credit of $328.3 million ($195.2 million after taxes, or $1.79 per share) primarily resulting from gains on the sales of timberland, sawmill and distribution assets in California and the Weather-Seal window and door business. Charges relating to the settlement of legal proceedings in Montrose, Colorado of $14.0 million after taxes (or $.13 per share) and other charges were netted against the asset sales gains and are included in "Unusual credits and charges, net." In the first quarter of 1997, L-P's Ketchikan Pulp Company (KPC) subsidiary recorded a net gain of $121.9 million ($73.7 million after income taxes, or $.68 per share) to reflect the initial amount paid under a settlement agreement with the U.S. government over claims related to KPC's long-term timber supply contract in Alaska, net of adjustments to closure-related accruals.

            L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for more than 93 percent of sales in the first six months of 1998 and 1997. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the following tables labeled "Sales and Operating Profit by Major Product Group," "Summary of Production Volumes" and "Industry Product Price Trends."

Building Products Segment
-------------------------
                                   Quarter Ended          Six Months Ended
                                      June 30                  June 30
                               ---------------------   -------------------------
                                 1998    1997  % Chg       1998     1997   % Chg
                               ------  ------  -----   --------  -------   -----
                          (Dollar amounts in millions)
Sales:
     Structural panels         $253.6  $215.9   +18%   $  467.0  $  406.5   +15%
     Lumber                     159.2   187.6   -15%      295.9     342.9   -14%
     Industrial panel products   45.8    46.5    -2%       89.3      90.6    -1%
     Other building products    143.8   148.5    -3%      277.6     270.6    +3%
                               ------  ------          --------  --------
     Total building products   $602.4  $598.5    +1%   $1,129.8  $1,110.6    +2%
                               ======  ======          ========  ========

Operating profit               $ 46.0  $ 18.9  +143%   $   50.0  $   16.8  +198%
                               ======  ======          ========  ========

            The increase in building products segment sales for the six months ended June 30, 1998 was primarily attributable to a 15 percent growth in structural panel products (OSB and plywood) sales over the prior year (second quarter 1998 increased 18 percent over the second quarter 1997). The increase in structural panel products sales in 1998 was primarily attributable to a 36 percent increase in OSB average prices (a 51 percent increase in the second quarter of 1998 over the same quarter in 1997), while plywood prices remained level. OSB sales volume increased six percent due to stronger demand, while plywood sales volume decreased 15 percent due to plant closures. Lumber sales volume dropped moderately due to mill closures. Average lumber prices declined approximately eight percent due to weak markets compared to the prior year (average prices declined approximately 11 percent compared to the 1997 second quarter). Industrial panel products sales decreased slightly due to a decrease in average selling prices offset by an increase in sales volume in both the 1998 second quarter and six month period. The sales increase in the other building products category was primarily attributable to the purchase of Tecton Laminates (engineered wood products) late in the first quarter of 1997.

            Building products segment operating profits increased to $50.0 million in 1998 from $16.8 million in 1997 primarily due to the increased average OSB prices discussed above. Lower profits in industrial panels and lumber and higher log costs, especially in the South, partially offset the OSB improvement.

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

Pulp Segment
------------
                                      Quarter Ended        Six Months Ended
                                         June 30                June 30
                                  ---------------------   ----------------------
                                    1998    1997  % Chg     1998    1997   % Chg
                                  ------  ------  -----   ------  ------   -----
                          (Dollar amounts in millions)
  Pulp sales                      $ 20.8  $ 34.8   -40%   $ 41.7  $ 77.3    -46%
                                  ======  ======          ======  ======
  Operating profit (loss)         $ (3.9) $ (6.0)  +35%   $(15.5) $(17.6)   +12%
                                  ======  ======          ======  ======

            Pulp average selling prices decreased approximately three percent and volume decreased approximately 12 percent for the six months ended June 30, 1998 (prices increased two percent over the second quarter of 1997 and 16 percent over the first quarter of 1998) for L-P's remaining pulp mills. Pulp sales were negatively impacted by the Asian economic crisis which affected both prices and volume. The pulp mill owned by L-P's Ketchikan Pulp Company subsidiary generated sales of $28.3 million in the first half of 1997. This mill was permanently closed in 1997 and, thus, did not generate any sales in 1998.

            Pulp segment losses decreased in 1998 despite the sales price changes discussed above due to higher profit margins as a result of cost cutting measures and higher productivity from improved maintenance programs.

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

Unusual Credits and Charges, net
--------------------------------
                                                          Second         First
                                                          quarter       quarter
                                                            1998           1997
                                                          -------        ------
   KPC settlement                                        $   ---      $   135.0
   Charges for litigation, property impairments
      and other                                             (30.8)        (13.1)
   Asset sales - net gain                                   359.1           ---
                                                          -------        -------
                                                         $  328.3      $  121.9
                                                          =======        =======

            In the second quarter of 1998, L-P recorded a net gain of $328.3 million ($195.2 million after taxes, or $1.79 per share) primarily resulting from gains on the sales of timberland, sawmill and distribution assets in California and the Weather-Seal window and door business (see further discussion below under the heading "ASSET SALES"). Charges relating to the settlement of legal proceedings in Montrose, Colorado of $14.0 million after taxes (or $.13 per share) and other charges were netted against the asset sales gains.

            In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $121.9 million ($73.7 million after taxes, or $.68 per share) to reflect the initial amount paid under a settlement agreement with the U.S. government over claims related to KPC's long-term timber supply contract in Alaska of $135.0 million. Adjustments to pulp mill closure-related accruals were netted against this gain.

General Corporate and Other Expense
-----------------------------------

            The variations in net general corporate expense are due to numerous factors, none of which are individually significant.

Net Interest Income (Expense)
-----------------------------

                 Interest expense increased 25 percent in 1998 due to higher borrowing levels and higher interest rates on borrowings. Higher borrowing levels were attributable to losses sustained earlier in 1998 as well as capital expenditures. Interest income increased in 1998 due to notes receivable related to the sale of timberland late in 1997.

Legal and Environmental Matters
-------------------------------

            Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain environmental litigation and other litigation and its potential impact on L-P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

            Net cash provided by operations decreased slightly in 1998 over 1997. The decrease is primarily due to the $135.0 million settlement payment from the U.S. government received in 1997. In 1998, improved operating results (without unusual items) and lower payments of settlement liabilities partially offset this decrease. Cash flows from investing activities increased mainly from asset sales proceeds which netted $299.5 million for the six months ended June 30, 1998. Financing activities also provided cash as new borrowings, from the transactions described under the heading "ASSET SALES", exceeded repayments of long term debt and cash dividends. L-P repaid $265.0 million on its revolving credit line by June 30, 1998, and subsequently repaid an additional $60.0 million on the revolving credit line and $125.0 million outstanding on its term loan facility.

            L-P's inventories decreased $66.0 million, net property, plant and equipment decreased $134.8 million and deferred income taxes increased $135.9 million as a result of the asset sales.

            L-P's liquidity has improved over year end primarily due to the proceeds of the asset sales. Cash and cash equivalents totaled $433.0 million at June 30, 1998 compared to $6.9 million at December 31, 1997.


ASSET SALES
-----------

            On June 30, 1998, L-P completed the sale of its California redwood timberlands and associated sawmill and manufacturing and distribution operations in Northern California in two separate transactions to Simpson Timber Company ("Simpson"), a subsidiary of Simpson Investment Company, and Sansome Forest Partners, L.P., and its subsidiaries ("Sansome"). The sales included more than 300,000 acres of timberlands, three operating sawmills, and two distribution facilities, among other operations. The sales prices for the divested assets totaled approximately $610.2 million and were determined by arm's length negotiations between the parties. Sansome and its subsidiaries paid $240.0 million in cash, subject to post-closing adjustments for changes in working capital and other items. Simpson paid $16.3 million in cash and delivered promissory notes in the aggregate principal amount of $353.9 million (the "Simpson Notes"), subject to post-closing adjustments for changes in working capital and other items. The Simpson Notes mature in varying amounts between June 30, 2006 and June 30, 2018. The weighted average interest rate of the Simpson Notes is 7 percent. The net book value of the assets sold was $192.7 million.

            Subsequently, in a separate transaction, L-P issued $348.6 million of senior debt at a weighted average interest rate of 7 percent maturing in varying amounts between 2006 and 2018 in a private placement to institutional investors. The Simpson Notes were pledged as additional security for this senior debt.

            On June 16, 1998, L-P completed the sale of its Weather-Seal windows and doors operations to American Architectural Products Corporation of Youngstown, Ohio for approximately $39.9 million. The Weather-Seal business consists of seven manufacturing facilities and related engineering, research and development, customer service, sales group and trucking operations in Ohio.

            The proceeds realized in the asset sales completed since October 1997 have initially been used to fund operations, to reduce or eliminate outstanding borrowings on L-P's revolving credit and term loan facilities, and to begin implementation of a stock repurchase plan. Management continues to study additional uses of the proceeds to maximize long-term value to L-P and its stockholders, which may include internal investments in L-P's core businesses in the building products market and strategic acquisitions.

            In October 1997, L-P announced its intent to divest certain other non-core business assets, including the Samoa pulp mill, L-P's fiber cement roofing products manufacturing operations, its Creative Point, Inc. subsidiary, and certain remaining parcels of timberland in the interior of California. The total proceeds of such sales, together with the asset sales already completed, are estimated to be in the range of $800 million to $1 billion, although there can be no assurance that the higher amount will be attained.

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

STOCK REPUCHASE PLAN
--------------------

                 On July 27, 1998, L-P announced a stock repurchase plan to buy back up to 20 million shares of common stock from time to time in open market purchases. L-P currently has approximately 110 million shares outstanding.

                SALES AND OPERATING PROFIT BY MAJOR PRODUCT GROUP
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                         QUARTER ENDED         SIX MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                        -----------------    ------------------
                                          1998      1997        1998      1997
                                        -------   -------    --------   -------

     Sales:
     Structural panel products         $  253.6  $  215.9    $  467.0  $  406.5
     Lumber                               159.2     187.6       295.9     342.9
     Industrial panel products             45.8      46.5        89.3      90.6
     Other building products              143.8     148.5       277.6     270.6
                                        -------   -------     -------   -------
     Total building products              602.4     598.5     1,129.8   1,110.6
     Pulp                                  20.8      34.8        41.7      77.3
                                        -------   -------     -------   -------
       Total sales                     $  623.2  $  633.3    $1,171.5  $1,187.9
                                        =======   =======     =======   =======

     Export sales                      $   32.8  $   54.4    $   74.8  $  127.6
                                        =======   =======     =======   =======


   Profit (loss):
     Building products                 $   46.0  $   18.9    $   50.0  $   16.8
     Pulp                                  (3.9)     (6.0)      (15.5)    (17.6)
     Unusual credits and
       charges, net                       328.3        --       328.3     121.9
     General corporate
       expense, net                       (20.1)    (21.1)      (43.7)    (42.5)
     Interest, net                         (8.6)     (6.5)      (16.2)    (15.0)
                                        -------   -------     -------   -------
     Income (loss) before taxes
       and minority interest           $  341.7  $  (14.7)   $  302.9  $   63.6
                                        =======   =======     =======   =======

                          SUMMARY OF PRODUCTION VOLUMES
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES



                                          QUARTER ENDED         SIX MONTHS ENDED
                                             JUNE 30                 JUNE 30
                                         ----------------       ----------------
                                         1998       1997        1998       1997
                                         -----      -----       -----      -----

   Oriented strand board
     panels and siding,
     million square ft 3/8" basis         1,086      1,040       2,101     1,971

   Softwood plywood,
     million square ft 3/8" basis           270        312         501       593

   Lumber, million board feet               288        319         574
   621

   Industrial panel products
     (particleboard, medium density
     fiberboard and hardboard),
     million square ft 3/4" basis           148        154         293       293

   Engineered I-joists,
     million lineal feet                     24         22          46        38

   Laminated veneer lumber,
     thousand cubic ft                    2,016      1,800       3,647     3,100

   Pulp,
     thousand short tons                     91         88         141       201

                          INDUSTRY PRODUCT PRICE TRENDS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES


                                    OSB     PLYWOOD       LUMBER   PARTICLEBOARD
                            -----------    --------    ---------   -------------
                             N. CENTRAL    SOUTHERN
                            7/16" BASIS     PINE 2"      FRAMING
                                  24/16       BASIS       LUMBER          INLAND
                                   SPAN         CDX    COMPOSITE      INDUSTRIAL
                                 RATING       3 PLY       PRICES      3/4" BASIS
                            -----------    --------    ---------   -------------

Annual Average
1992                                217         248          287             200
1993                                236         282          394             258
1994                                265         302          405             295
1995                                245         303          337             290
1996                                184         258          398             290
1997                                143         265          417             276


1997 Second Quarter Average
                                    126         256          443             265

1998 First Quarter Average
                                    158         266          368             253

1998 Second Quarter Average
                                    195         262          346             262




Source: Random Lengths

PART II
OTHER INFORMATION


Item 1.  Legal Proceedings.

         The  following   sets  forth  the  current   status  of  certain  legal
proceedings:


Environmental Proceedings
-------------------------

         In March 1995, L-P's subsidiary Ketchikan Pulp Company (KPC) entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980s and early 1990s. In addition to civil and criminal penalties that have been paid, KPC also agreed to undertake up to $20 million in expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures. While the Environmental Protection Agency (the "EPA") and KPC have agreed that the closure of the pulp mill in May 1997 eliminated the need for many of the pollution control related measures, court approval is required for relief from these requirements.

         As part of the agreements, KPC is in the process of studying Ward Cove, the body of water adjacent to the former mill site, to determine whether cleanup of cove sediments is necessary. KPC may be required to spend approximately $4 million in addition to the approximately $2 million already spent on this project, as part of the $20 million discussed above.

         KPC also signed an agreement with the State of Alaska and the EPA to investigate and, if necessary, clean up the property on which the pulp mill was formerly located. KPC has completed the investigative portion of this project at a cost of $1 million. A determination of whether any cleanup is necessary and, if so, the estimated costs involved has not yet been made.

         KPC is in the final stages of the closure of a landfill near Thorne Bay, Alaska. This closure, which is being performed pursuant to an agreement with the U.S. Forest Service (the "USFS"), should be completed by the end of September 1998. Costs of the project are anticipated to total approximately $7 million.
         The EPA and the Department of Justice have indicated their intent to seek penalties for alleged civil violations of the Clean Water Act at the KPC facility. The maximum penalty associated with such an action could be as much as $975,000. KPC is also defending an appeal of an earlier court decision dismissing a citizens' suit by plaintiff Alaska Clean Water Alliance alleging Clean Water Act violations. KPC is actively pursuing resolution of both of these actions.

         L-P's Missoula, Montana, particleboard facility is the subject of an investigation by the EPA for alleged improper management of sander dust at the facility. L-P is also conducting its own investigation. L-P's potential liability, if any, is unknown at this time, but is not anticipated to have a material adverse effect on L-P's business, financial position, results of operations or liquidity.

         In June 1998, L-P disclosed to the EPA and the State of Florida that it had discovered possible improper disposal of ash and waste wood onto the ground and into potential wetland areas at L-P's West Bay, Florida, facility. Potential remediation costs are unknown at this time.

         Certain L-P plant sites have, or are suspected of having, substances in the ground or in the groundwater underlying the sites that are considered pollutants. Appropriate corrective action or plans for corrective action are underway. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels and is vigorously pursuing insurance coverage under all applicable policies.

         L-P maintains a reserve for estimated environmental loss contingencies. As with all accounting estimates, significant uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary significantly from case to case. L-P continually monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. As additional information about the environmental contingencies becomes known, L-P's estimate of its liability for environmental loss contingencies may change significantly, although no estimate of the range of any potential adjustment of the liability can be made at this time. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out. A portion of L-P's environmental reserve is related to liabilities for cleanup of properties which are currently owned or have been owned in the past by L-P. Certain of these sites are subject to cost sharing arrangements with other parties who were also involved in the site. L-P does not believe that any of these cost sharing arrangements will result in additional material liability to L-P due to non-performance by the other party. L-P has not reduced its reserves for any anticipated insurance recoveries.

         Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has, in the past, been required to pay fines for non-compliance and sometimes litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Based on the information currently available, management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position, results of operations or liquidity of L-P.

Colorado Criminal Proceedings
-----------------------------

         In June 1995, a federal grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. A former superintendent and former plant manager at the mill were also indicted and each pled guilty to one environmental count and were sentenced by the court. On May 27, 1998, L-P pleaded guilty to 18 felony counts relating to the Montrose plant, including 13 counts involving violations of the Clean Air Act and five counts of making false statements in a matter within the jurisdiction of an agency or department of the United States. L-P agreed to pay total penalties of $37 million (including making $500,000 in charitable contributions), of which $12 million has been paid, and was sentenced to five years of probation. The $25 million balance of the fine will be paid over the next five years and has been recorded as a note payable in L-P's financial statements. All remaining charges against L-P were dismissed.

         In December 1995, L-P received a notice of suspension from the EPA stating that, because of the criminal proceedings pending against L-P in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the USFS. In April 1998, L-P signed a Suspension and Debarment Agreement with the EPA. This agreement formally lifted the 1995 suspension imposed on the Montrose facility. The agreement obligates L-P to develop and implement certain corporate policies and programs, including such measures as a policy of cooperation with the EPA, an employee disclosure program and a policy of nonretaliation against employees, and to report significant violations of law to the EPA.

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

         L-P is required to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. As of June 30, 1998, L-P had funded the first three installments. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) equals or exceeds $275 million, then the settlement agreement will terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of
(i) 50 percent of the aggregate sum of all remaining unfunded approved claims or
(ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement.

         If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of June 30, 1998, approximately $11 million remained of the $195 million paid into the fund to date.

         The claims submitted to the claims administrator to date substantially exceed the $275 million of payments that L-P is required to make under the settlement agreement. As calculated under the terms of the settlement, as of June 30, 1998, claims submitted and inspected exceed $410 million. There are insufficient data to project the future volume of claims or the total dollar value of additional claims that may be made against the settlement fund. L-P has not decided whether it will provide the optional funding discussed above in excess of the required $275 million after the fourth year of the settlement. Under the terms of the settlement, L-P must make that decision by August 2000. As an alternative to making additional payments, L-P could elect to pursue other options, including allowing the settlement agreement to terminate, thereby entitling claimants with unsatisfied claims to pursue available legal remedies against L-P.

         A settlement of the Florida class action was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction of up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims until October 4, 2000.

         L-P maintains reserves for the estimated costs of these siding settlements, although, as with any estimate, there is uncertainty concerning the actual costs to be incurred. The discussion herein notes some of the factors, in addition to the inherent uncertainty of predicting the outcome of claims and litigation, that could cause actual costs to vary materially from current estimates. Due to the various uncertainties, L-P cannot predict to what degree actual payments under the settlement agreements, or any alternative strategies adopted by L-P, will materially exceed the recorded liability related to these matters, although it is possible that, in the near term, total estimated payments will significantly exceed the recorded liabilities.

Other OSB Matters
-----------------

         Three  separate  purported  class  actions  on  behalf  of  owners  and purchasers of properties in which L-P's OSB panels are used for flooring, sheathing, or underlayment have been consolidated in the United States District Court for the Northern District of California under the caption Agius v. Louisiana-Pacific Corporation. The actions seek damages and equitable relief for alleged fraud, misrepresentation, breach of warranty, negligence, and improper trade practices related to alleged improprieties in testing, product certification, and marketing of OSB structural panels, and alleged premature deterioration of such panels. A separate state court action entitled Carney v. Louisiana-Pacific Corporation is pending in the Superior Court of the State of California for the City and County of San Francisco, seeking relief under California consumer protection statutes based on similar allegations. On February 27, 1998, the United States District Court for the Northern District of California entered an order approving a settlement that would resolve the above actions. A final order approving the settlement is expected pending resolution of an appeal by a single claimant.

         The settlement class, other than persons who opted out, is generally composed of all persons who purchased L-P OSB sheathing or acquired real property or structures in the United States containing L-P OSB sheathing between January 1, 1984, and October 22, 1997, but only if they have retained ownership of the product. Under the settlement agreement, an eligible claimant who files a claim prior to October 22, 2017, upon review of the claim by the claims administrator, will be entitled to recover the reasonable cost of repair or replacement of any L-P OSB sheathing determined to have failed to perform its essential function as warranted and not occasioned by misuse, negligent or intentional misconduct of a third party or an event over which L-P had no control. The settlement agreement also provides for payment of a $1.5 million grant to the University of California Forest Products Laboratory and reasonable attorney fees of class counsel.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Registrant held its annual meeting of stockholders on May 4, 1998. The following summarizes the matters voted upon at the meeting and the results of the voting:

         Directors elected for a term of office expiring in 2001:

                                                                             Shares
 Name of Director                  Shares Voted For                 Individually Withheld
 ----------------                  ----------------                 ---------------------
John W. Barter                         90,088,358                           112,461
William C. Brooks                      90,101,960                            98,859
Patrick F. McCartan                    89,483,927                           716,892
Lee C. Simpson                         89,977,421                           223,398


              Description                                     Shares           Shares          Broker
              of Proposal                  Shares For         Against        Abstained        Non-Votes
              -----------                  ----------         -------        ---------        ---------
Approval of 1998 Employee Stock
Purchase Plan                              85,774,190        3,604,618         822,011            0
Stockholder proposal relating to
compensation of directors
                                           10,399,107       69,377,373       2,136,508        8,287,831

Item 6.  Exhibits and Reports on Form 8-K.

                 (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

                 (b) Reports on Form 8-K. During the quarter ended June 30, 1998, the registrant filed a Report on Form 8-K dated May 26, 1998, reporting the issuance of preferred share purchase rights to replace similar rights expiring on June 6, 1998, with respect to the registrant's common shares.

                                 Subsequent to June 30, 1998, the registrant filed a Report on Form 8-K dated June 30, 1998, as amended by Amendment No. 1 filed on August 7, 1998, reporting the sale of the registrant's redwood timberlands and associated sawmill and manufacturing and distribution operations in Northern California, and including pro forma financial information reflecting such sale.

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


                                        LOUISIANA-PACIFIC CORPORATION




                                        By      /s/ Curtis M. Stevens
                                                Curtis M. Stevens
                                                Vice President, Chief Financial
                                                  Officer and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)



DATED:  August 14, 1998

                                  EXHIBIT INDEX


EXHIBIT NUMBER              DESCRIPTION OF EXHIBIT

          3 Bylaws of the registrant as amended as of July 25, 1998.

          4 Note Purchase Agreement among L-P SPV2, LLC, the registrant and the Purchasers listed therein dated June 30, 1998.

         27                 Financial Data Schedule.