Form 10-Q
period 1998-09-30
LOUISIANA PACIFIC CORP
filed 1998-11-16
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1998
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
                                        ---    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 108,679,756 shares of Common Stock, $1 par value, outstanding as of October 31, 1998.

FORWARD LOOKING STATEMENTS
Statements in this report, to the extent they are not based on historical events, constitute forward looking statements. Forward looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, plans for product development, and assessment of L-P's Year 2000 compliance efforts and risks. Investors are cautioned that forward looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward looking statements.

       PART I
       FINANCIAL INFORMATION

       Item 1.       Financial Statements.
                     ---------------------

                 CONSOLIDATED SUMMARY STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
           (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE) (UNAUDITED)

                                      QUARTER ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                    -----------------      -------------------
                                      1998      1997         1998      1997
                                    -------   -------      --------   --------
        Net sales                   $ 606.3   $ 619.5       $1,777.8  $1,807.4
                                    -------   -------      ---------  --------
        Costs and expenses:
        Cost of sales                 428.4     536.7        1,430.6   1,596.2
        Depreciation, amortization
         and depletion                 50.0      49.5          139.0     136.5
        Selling and administrative     47.3      47.1          136.8     131.8
        Unusual charges and
         credits, net                 392.0     154.4           63.7      32.5
        Interest expense                3.4       8.4           23.2      24.2
        Interest income                (4.3)      (.3)          (7.9)     (1.1)
                                     ------   -------      ---------  --------
        Total costs and expenses      916.8     795.8        1,785.4   1,920.1
                                     ------   -------      ---------  --------
        Income (loss) before taxes
         and minority interest       (310.5)   (176.3)          (7.6)   (112.7)
        Provision (benefit) for
         income taxes                (117.0)    (62.9)           9.3     (28.7)
        Minority interest in
         net loss of consolidated
         subsidiaries                   (.8)     (1.0)          (3.0)     (3.5)
                                    -------    ------       --------  --------
        Net income (loss)           $(192.7)  $(112.4)      $  (13.9) $  (80.5)
                                    =======   =======       ========  ========

        Net loss per share-
         Basic and diluted          $  (1.77)  $ (1.03)     $    (.13) $   (.74)
                                    ========   =======      =========  ========
        Cash dividends per share    $    .14   $   .14      $     .42  $    .42
                                    ========   =======      =========  ========

       Average shares outstanding (thousands)-
        Basic and diluted            108,620   108,330        108,920   108,330
                                     =======   =======        =======   =======

See notes to unaudited financial statements.

                       CONSOLIDATED SUMMARY BALANCE SHEETS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                              SEPT. 30, 1998       DEC. 31, 1997
                                              --------------      --------------

Cash and cash equivalents                          $  222.7            $   31.9
Accounts receivable, net                              165.2               146.2
Inventories                                           221.3               258.8
Prepaid expenses                                       12.7                 8.9
Income tax refunds receivable                           ---                78.0
Deferred income taxes                                 137.9                73.0
                                                   --------            --------
     Total current assets                             759.8               596.8
                                                   --------            --------
Timber and timberlands                                505.5               634.2
Property, plant and equipment                       2,124.9             2,433.9
Less accumulated depreciation                      (1,190.9)           (1,242.1)
                                                   --------            --------
Net property, plant and equipment                     934.0             1,191.8
Timber notes receivable                               403.8                49.9
Goodwill and other assets                             103.6               105.7
                                                   --------            --------
     Total assets                                  $2,706.7            $2,578.4
                                                   ========            ========

Current portion of long-term debt                  $   24.0            $   22.9
Short-term notes payable                                ---                22.0
Accounts payable and accrued liabilities              259.5               234.4
Current portion of contingency reserves               200.0                40.0
Income taxes payable                                   13.2                 ---
                                                   --------            --------
      Total current liabilities                       496.7               319.3
                                                   --------            --------
Long-term debt, excluding current portion             475.3               572.3
Contingency reserves, net of current portion          230.4               184.0
Deferred income taxes and other                       251.1               216.6

Stockholders' equity:
Common stock                                          117.0               117.0
Additional paid-in capital                            465.8               472.2
Retained earnings                                     917.7               977.5
Treasury stock                                       (168.5)             (163.4)
Loans to Employee Stock Ownership Trusts              (34.8)              (37.7)
Accumulated comprehensive income (loss)               (44.0)              (79.4)
                                                   --------            --------
     Total stockholders' equity                     1,253.2             1,286.2
                                                   --------            --------
     Total liabilities and equity                  $2,706.7            $2,578.4
                                                   ========            ========

See notes to unaudited financial statements.

                  CONSOLIDATED SUMMARY STATEMENTS OF CASH FLOWS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                      1998            1997
                                                    -------         -------
Cash flows from operating activities:
  Net income (loss)                                 $ (13.9)        $ (80.5)
  Depreciation, amortization and depletion            139.0           136.5
  Non-cash unusual charges and credits                 63.7           216.6
  Cash settlements of contingencies                   (50.8)         (128.5)
  Other adjustments, net, including adjustment
    of litigation reserves and other unusual
    non-cash charges                                     .5           (48.4)
  Decrease in certain working
    capital components and deferred taxes              43.7            61.1
                                                    -------         -------
     Net cash provided by operating activities        182.2           156.8
                                                    -------         -------
Cash flows from investing activities:
  Capital spending, including acquisitions           (103.0)         (180.6)
  Proceeds from sales of assets                       330.8            38.7
  Other investing activities, net                       (.1)           (2.2)
                                                    -------         -------
     Net cash provided by (used in) investing
        activities                                    227.7          (144.1)
                                                    -------         -------
Cash flows from financing activities:
  New borrowings                                      348.6           125.0
  Repayment of long-term debt, including
    net decrease in credit line                      (470.6)          (76.4)
  Decrease in short-term notes payable                (22.0)          (13.4)
  Cash dividends                                      (45.9)          (45.5)
  Purchase of treasury stock                          (30.8)           (2.8)
  Other financing activities, net                       1.6             4.8
                                                    -------         -------
     Net cash used in financing activities           (219.1)           (8.3)
                                                    -------         -------
Net increase in cash
  and cash equivalents                                190.8             4.4
Cash and cash equivalents at beginning of year         31.9            27.8
                                                    -------         -------
Cash and cash equivalents at end of period          $ 222.7         $  32.2
                                                    =======         =======

See notes to unaudited financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
           (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE) (UNAUDITED)


                                                          Nine Months Ended
                                                            Sept. 30, 1998
                                                        --------------------
                                                          Shares      Amount
                                                        -----------  -------

Common Stock                                            116,937,022 $  117.0
                                                        ===========  =======

Additional Paid-in-Capital:
Beginning balance                                                   $  472.2
Net transactions                                                        (6.4)
                                                                     -------
Ending balance                                                      $  465.8
                                                                     =======

Retained Earnings:
Beginning balance                                                   $  977.5
Net income                                                             (13.9)
Cash dividends, $.42 per share                                         (45.9)
                                                                     -------
Ending balance                                                      $  917.7
                                                                     =======

Treasury stock:
Beginning balance                                         7,309,360 $ (163.4)
Shares reacquired                                         1,535,500    (30.8)
Shares reissued for employee stock
  plans and acquisition adjustment                       (1,149,621)$   25.7
                                                         ----------  -------
Ending balance                                            7,695,239 $ (168.5)
                                                         ==========  =======


Loans to Employee Stock Ownership Trusts:
Beginning balance                                                   $  (37.7)
Less accrued contribution                                               17.9
Plus new loans                                                         (15.0)
                                                                     -------
Ending balance                                                      $  (34.8)
                                                                     =======

Accumulated comprehensive income (loss):
Beginning balance                                                   $  (79.4)
Currency translation adjustment and
  amortization of deferred compensation                                 35.4
                                                                     -------
Ending balance                                                      $  (44.0)
                                                                     =======
See notes to unaudited financial statements.

Notes to Unaudited Financial Statements
Louisiana-Pacific Corporation and Subsidiaries


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

    Certain 1997 expenses in the consolidated summary statement of income have been reclassified to conform to the 1998 presentation.

    2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of potentially dilutive common stock equivalents. The effect of potentially dilutive common stock equivalents is not included in the calculation of diluted earnings per share because it was anti-dilutive as a result of L-P's net losses for the entire year 1997 and first nine months of 1998.

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

    5. Effective January 1, 1998, L-P adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported as a component of comprehensive income. Components of comprehensive income include net income (loss), currency translation adjustments and deferred compensation. Comprehensive income (loss) was ($158.4) million in the third quarter of 1998 compared to ($117.0) million in the third quarter of 1997 and $21.5 million for the first nine months of 1998 compared to ($90.0) million for the same period in 1997.

    The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133 will be effective for L-P in 2000. Based on an initial review of SFAS 133, L-P does not expect that it will have a significant impact on the Company's financial statements and related disclosures.

    6. Unusual Charges and Credits, Net.
       --------------------------------

                                     Quarter Ended            Nine Months Ended
                                      September 30,             September 30,
                                 --------------------     ----------------------
                                    1998    1997              1998     1997
                                    (Dollar amounts in millions)

    KPC settlement               $  ---    $  ---             $  ---     $135.0
    Impairment charges            (162.5)    (35.0)            (182.2)    (48.1)
    Adjustment to litigation
      reserves and other          (251.7)   (175.0)            (262.8)   (175.0)
    Gain or sale of assets          22.2      55.6              381.3      55.6
                                 -------   -------            -------   -------
    Total                        $(392.0)  $(154.4)           $ (63.7)  $ (32.5)
                                 =======    ======            =======   =======

In the third quarter of 1998, L-P recorded a net charge of $392.0 million ($241.0 million after taxes, or $2.21 per share) resulting from impairment charges and related reserve adjustments, adjustments to litigation reserves and other charges. These were netted with gains of $22.2 million from various asset sales. An impairment charge of $136.1 million resulted from management's decision to liquidate its pulp mill in British Columbia and includes a $50.9 million cumulative translation adjustment which has previously been included within the equity section of the balance sheet. The new basis of the pulp mill reflects the net estimated realizable value of the assets, less selling costs, which is based on an internal estimate of fair value. The estimate of fair value was based largely on the values received for assets sold at similar facilities. Other impairment charges of $26.4 million relate to various facilities and include an amount to adjust closure related reserves. An additional charge to legal reserves of $245.2 million was recorded primarily to accrue estimated additional costs including additional claims and administration costs, legal fees and inspection fees resulting from the recent agreements related to the national class-action settlement (see discussion under "Legal Proceedings").

In the second quarter of 1998, L-P recorded a net gain of $328.3 million ($195.2 million after taxes, or $1.79 per share) primarily resulting from gains on the sales of timberland, sawmill and distribution assets in California and the Weather-Seal window and door business (see further discussion below under the heading "ASSET SALES"). Charges relating to the settlement of legal issues in Montrose, Colorado of $14.0 million after taxes (or $.13 per share) and other charges were netted against the asset sales gains.

In the third quarter of 1997, L-P recorded unusual charges and credits, net of unusual gains, of $154.4 million ($94.3 million after taxes, or $.87 per share). It includes a $210.0 million charge to reflect the write-down of certain properties which L-P had put up for sale, to adjust reserves for litigation settlements and to accrue for severance and other costs. Also included were gains on the sale of 79,000 acres of Northern California timberland of $55.6 million.

In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $121.9 million ($73.7 million after taxes, or $.68 per share) to reflect the initial amount of $135 million received under a settlement agreement with the U.S. Government over claims related to the long-term timber supply contract in Alaska. Adjustments to pulp mill closure-related accruals were netted against this gain.

    7. Reference is made to "Legal Proceedings" for a description of certain environmental litigation and other litigation and its potential impact on L-P and for a description of settlements of certain class action proceedings.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations.
-------------

RESULTS OF OPERATIONS
---------------------
General
-------

L-P earned $48.3 million ($.44 per share) before unusual items in the third quarter of 1998 compared to a loss before unusual items of $18 million ($.16 per share) in the third quarter of 1997. L-P earned $31.9 million ($.29 per share) before unusual items for the first nine months of 1998 compared to a loss before unusual items in 1997 of $59.9 million ($.55 per share). Total sales declined by five percent in the first nine months of the year and eight percent in the third quarter compared to 1997. A significant factor in the sales decrease was the sale of the California operations and the Weather-Seal assets discussed below. A strong oriented strand board (OSB) market was the most important factor in the significantly improved results in 1998 over 1997. Unusual items are discussed under the "Unusual credits and charges, net" section below.

L-P operates in two segments: building products and pulp. Building products is the most significant segment, accounting for approximately 97 percent of sales in both the first nine months of 1998 and 1997. The results of operations are discussed separately for each segment below. Key segment information, production volumes and industry product price trends are presented in the tables following this discussion labeled "Sales and Profit by Major Product Group," "Operating Volumes" and "Industry Product Price Trends."

Building Products Segment
-------------------------
                                  Quarter Ended            Nine Months Ended
                                   September 30,             September 30,
                              --------------------     ----------------------
                             1998    1997   % Chg.      1998     1997  % Chg.
                            ------  ------  ------    ------  -------  ------
                                        (Dollar amounts in millions)
Sales:
Structural panels           $312.2  $222.4   +40%   $  779.2  $  628.9   +24%
Lumber                       103.6   169.5   -39%      399.5     512.4   -22%
Industrial panel products     44.0    43.9   ---       133.3     134.5    -1%
Other building products      129.4   153.1   -15%      407.0     423.7    -4%
                            ------  ------            ------  -------
Total building products     $589.2  $588.9   ---    $1,719.0  $1,699.5    +1%
                            ======  ======          ========  =======
Building products profit    $117.5  $ 11.4  +931%   $  167.5  $   28.2  +494%
                            ======  ======          ========  ========

The increase in building products segment sales for the nine months ended September 30, 1998 was primarily attributable to a 24 percent increase in structural panel products (OSB and plywood) sales over the prior year (third quarter 1998 increased 40 percent over third quarter 1997). The increase in structural panel products sales in 1998 primarily resulted from a 59 percent increase in OSB average prices (a 101 percent increase in the third quarter of 1998 over the same quarter in 1997), while plywood prices increased modestly over the prior year. OSB sales volume increased six percent due to strong demand and additional capacity, while plywood sales volume decreased 18 percent primarily due to permanent plant closures. Lumber sales volume dropped 16 percent due primarily to mill sales and closures within the company. Average lumber prices dropped approximately 14 percent due to weak markets over the prior year (average prices dropped approximately 10 percent over the prior year's third quarter). Industrial panel products sales remained level. A decrease in average selling prices was offset by a small increase in sales volume (third quarter prices increased slightly offset by lower sales volume). The sales decrease in the other building products category was primarily attributable to the sale of the Weather-Seal window and door manufacturing business in June 1998.

Building products segment operating profits increased to $167.5 million for the first nine months of 1998 from $28.2 million for the first nine months of 1997 (third quarter profits were $117.5 million compared to $11.4 million for the third quarter in 1997) primarily due to the increased average OSB prices discussed above. Lower profits in industrial panels and lumber and higher log costs, especially in the South, partially offset the OSB improvement.

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

Pulp Segment
------------
                           Quarter Ended         Nine Months Ended
                           September 30,           September 30,
                     ---------------------   ----------------------
                      1998    1997  % Chg.     1998    1997  % Chg.
                     ------  ------  -----   -------  ------  -----
                            (Dollar amounts in millions)
Pulp sales           $ 17.1  $ 30.6    -44%   $ 58.8  $107.9   -46%
                     ======  ======           ======  ======
Pulp profit (loss)   $(10.8) $ (2.8)  -285%   $(26.3) $(20.4)  -29%
                     ======  ======           ======  ======

The increase in pulp segment losses was primarily the result of a decrease in average pulp selling prices of approximately 14 percent and a decrease in volume of approximately 31 percent for the first nine months of 1998 compared to 1997. Pulp sales were negatively impacted by the Asian economic crisis which affected both prices and volume significantly. The pulp mill owned by L-P's Ketchikan Pulp Company subsidiary generated sales of $28.3 million in 1997. This mill was permanently closed in the first quarter of 1997 and, thus, did not generate any sales in 1998. L-P recorded an asset impairment charge in the third quarter of 1998 related to its Chetwynd, B.C., pulp mill. This charge is discussed further under the heading "Unusual Charges and Credits."

L-P's pulp products are primarily sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has no control. L-P cannot predict whether the prices of its pulp products will remain at current levels or will increase or decrease in the future, because supply and demand are influenced by many factors, only one of which is the cost and availability of raw materials. Therefore, L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

Unusual Charges and Credits, Net
--------------------------------
                               Quarter Ended     Nine Months Ended
                                September 30,       September 30,
                                -------------       -------------
                               1998      1997      1998       1997
                              ------    ------    ------     ------
                                  (Dollar amounts in millions)

KPC settlement              $  ---     $  ---    $ ---       $135.0
Impairment charges           (162.5)     (35.0)  (182.2)      (48.1)
Adjustment to litigation
   reserves and other        (251.7)    (175.0)  (262.8)     (175.0)
Gain on sale of assets         22.2       55.6    381.3        55.6
                             ------     ------    -----       -----
                            $(392.0)   $(154.4)  $(63.7)     $(32.5)
                             ======     ======    =====       =====

In the third quarter of 1998, L-P recorded a net charge of $392.0 million ($241.0 million after taxes, or $2.21 per share) resulting from impairment charges and related reserve adjustments, adjustments to litigation reserves and other charges. These were netted with gains of $22.2 million from various asset sales. An impairment charge of $136.1 million resulted from management's decision to liquidate its pulp mill in British Columbia and includes a $50.9 million cumulative translation adjustment which has previously been included within the equity section of the balance sheet. The new basis of the pulp mill reflects the net estimated realizable value of the assets, less selling costs, which is based on an internal estimate of fair value. The estimate of fair value was based largely on the values received for assets sold at similar facilities. Other impairment charges of $26.4 million relate to various facilities and include an amount to adjust closure related reserves. An additional charge to legal reserves of $245.2 million was recorded primarily to accrue estimated additional costs including additional claims and administration costs, legal fees and inspection fees resulting from the recent agreements related to the national class-action settlement (see discussion under "Legal Proceedings").

In the second quarter of 1998, L-P recorded a net gain of $328.3 million ($195.2 million after taxes, or $1.79 per share) primarily resulting from gains on the sales of timberland, sawmill and distribution assets in California and the Weather-Seal window and door business (see further discussion below under the heading "ASSET SALES"). Charges relating to the settlement of legal issues in Montrose, Colorado of $14.0 million after taxes (or $.13 per share) and other charges were netted against the asset sales gains.

In the third quarter of 1997, L-P recorded unusual charges and credits, net of unusual gains, of $154.4 million ($94.3 million after taxes, or $.87 per share). It includes a $210.0 million charge to reflect the write-down of certain properties which L-P had put up for sale, to adjust reserves for litigation settlements and to accrue for severance and other costs. Also included were gains on the sale of 79,000 acres of Northern California timberland of $55.6 million.

In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $121.9 million ($73.7 million after taxes, or $.68 per share) to reflect the initial amount of $135 million received under a settlement agreement with the U.S. Government over claims related to the long-term timber supply contract in Alaska. Adjustments to pulp mill closure-related accruals were netted against this gain.

General Corporate and Other Expense
-----------------------------------
General corporate and other expense increased four percent over the prior year. The variations were due to numerous factors, none of which were individually significant.

Interest Income (Expense)
-------------------------
L-P's interest expense (net of interest income and capitalized interest) has decreased in 1998 primarily as a result of decreased net borrowing levels. Asset sale proceeds have been used in part to reduce borrowings.

Legal and Environmental Matters
-------------------------------
Refer to the "Legal Proceedings" item of this Form 10-Q for a discussion of certain environmental and other litigation and its potential impact on L-P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Net cash provided by operations increased 16 percent in 1998 over 1997. The increase is primarily due to the $135.0 million settlement payment from the U.S. Government received in 1997. In 1998, improved operating results (without unusual items) and lower payments of settlement liabilities. This increase was offset by the $135.0 million settlement payment from the U.S. Government received in 1997. Cash flows provided by investing activities also increased mainly from asset sale proceeds of $330.8 million and a decrease in capital expenditures. Cash used in financing activities increased $210.8 million due to repayment of $450.0 million in revolving and term loans with asset sale proceeds and repurchase of $30.8 million of L-P's common stock under its stock repurchase plan. The issuance of $348.6 million of senior debt partially offset these uses.

L-P's inventories decreased $37.5 million, net property, plant and equipment decreased $257.8 million and contingencies increased $206.4 million primarily as a result of the asset sales and unusual charges.

L-P's liquidity has improved over the 1997 year-end primarily as a result of the proceeds of the asset sales. Cash and cash equivalents totaled $222.7 million at September 30, 1998, compared to $31.9 million at December 31, 1997. Management believes the current cash balances combined with unused credit facilities will provide sufficient liquidity for L-P to meet its projected cash needs, including obligations related to litigation settlements.

ASSET SALES
-----------

In the third quarter of 1998, L-P completed the sale of additional California assets for approximately $29.2 million in cash. The book value of the assets sold was approximately $6.5 million.

On June 30, 1998 L-P completed the sale of its California redwood timberlands and associated sawmill and manufacturing and distribution operations in Northern California in two separate transactions to Simpson Timber Company ("Simpson"), a subsidiary of Simpson Investment Company, and Sansome Forest Partners, L.P., and its subsidiaries ("Sansome"). The sales included more than 300,000 acres of timberlands, three operating sawmills, and two distribution facilities, among other operations. The sales prices for the divested assets totaled approximately $610.2 million and were determined by arm's length negotiations between the parties. Sansome and its subsidiaries paid $240.0 million in cash, subject to post-closing adjustments for changes in working capital and other items. Simpson paid $16.3 million in cash and delivered promissory notes in the aggregate principal amount of $353.9 million (the "Simpson Notes"), subject to post-closing adjustments for changes in working capital and other items. The Simpson Notes mature in varying amounts between June 30, 2006 and June 30, 2018. The weighted average interest rate of the notes is 7 percent. The net book value of the assets sold, excluding working capital, was $192.7 million.

Subsequently, in a separate transaction, L-P issued $348.6 million of senior debt at a weighted average interest rate of 7 percent maturing in varying amounts between 2006 and 2018 in a private placement to institutional investors. The Simpson Notes were pledged as security for this senior debt.

On June 16, 1998, L-P completed the sale of its Weather-Seal windows and doors operations to American Architectural Products Corporation of Youngstown, Ohio for approximately $39.9 million. The Weather-Seal business consisted of seven manufacturing facilities, related engineering, research and development, customer services, sales group and trucking operations in Ohio.

During the third quarter of 1998, L-P announced efforts to sell seven lumber facilities in Idaho, Georgia, Mississippi and Texas. In October 1998, L-P completed the sale of its Creative Point subsidiary to Mead Corporation of Dayton, Ohio. Other potential asset sales include the sale of L-P's pulp mill in Samoa and the sale or closure of its pulp mill in British Columbia.

The proceeds realized in the asset sales completed since October 1997 have initially been used to fund operations, reduce or eliminate outstanding borrowings on L-P's revolving credit and term loan facilities, and implement its stock repurchase plan. Management continues to study additional uses of the proceeds to maximize long-term value to L-P and its stockholders, which may include internal investments in L-P's core businesses in the building products market and strategic acquisitions.

Year 2000 Compliance
--------------------

The Year 2000 problem refers to a worldwide issue relating to a flaw in many computer programs and computer applications embedded in equipment and other devices. In many existing software and hardware applications, two digits were used to represent the year, such as "99" for "1999." If not corrected, these applications may interpret "00" to be the year 1900 rather than 2000, producing erroneous data or, at worst, failing altogether.

L-P recognized the Year 2000 problem as a serious issue in the early 1990s. As a result, subsequent in-house applications development and purchases of third-party software contemplated the potential impact of the Year 2000. In the fall of 1997, L-P began a more formal evaluation process related to Year 2000 exposure and readiness. Elements of this process include creation of a corporate-wide project team, oversight by a management steering committee, and regular reports on progress to senior management and the Board of Directors.

All of L-P's business groups, facility locations, operations and corporate functions are covered by the Year 2000 project. The project team is staffed by full-time employees, subcontractors, and outside consultants as appropriate. Management is monitoring the progress of the project to ensure that proper methodology is being followed, that adequate controls are in place, and that appropriate steps are being taken to limit risk.

The project is divided into three primary areas: (1) information systems; (2) manufacturing systems/building infrastructure; and (3) the evaluation of outside business partners (including major suppliers and customers). The general project tasks for each of the first two areas of emphasis include inventorying items that are exposed to Year 2000 issues, assessing the Year 2000 compliance of such items, remediation (through conversion, upgrade or replacement of noncompliant items), testing, and developing and implementing contingency plans for each business group and facility location. With respect to outside business partners, project phases include ascertaining L-P's major business partners, assessing their Year 2000 readiness, monitoring their progress, and developing contingency plans.

L-P's information systems include such common business applications as payroll, human resources, sales order entry, inventory management, finance, and accounting. These applications will be addressed by either remediating current systems or replacement with industry standard, off-the-shelf software certified by the vendor to be Year 2000 compliant. L-P has decided to replace its basic payroll, human resources and accounting applications with an off-the-shelf package. The modules are scheduled to be implemented during the first half of 1999. The project team has identified additional business critical applications. As of October 31, 1998, approximately 70% of these applications have been assessed for Year 2000 compliance, with the balance to be evaluated by December 1998. As of October 31, 1998, approximately 30% of the applications assessed require further remediation through system upgrades and/or replacements. All remediation of information systems are currently slated for completion by September 1999.

With respect to L-P's manufacturing operations, the project is focused on surveying and, if necessary, remediating all computer-controlled and/or embedded devices used in the manufacturing process in nearly 90 plant facilities. Building infrastructure includes items such as heating and air conditioning systems, security access and alarm systems, telephones, and office equipment used in L-P's offices and plants. The inventory phase of the project with respect to manufacturing operations and infrastructure is approximately 60 percent complete, with the balance to be completed by December 31, 1998. More than half of the inventoried systems have been assessed for Year 2000 readiness, with completion of this phase scheduled for March 1999. Less than 1 percent of L-P's manufacturing systems and infrastructure assessed to date have been determined to require remediation. The costs associated with this component are expected to be immaterial to L-P's business and results of operations and will be included in normal ongoing maintenance.

L-P also faces the risk of business disruption from outside business partners which may have information or manufacturing systems or infrastructure that are not Year 2000 compliant. As part of the Year 2000 project, L-P is evaluating which business partners are critical to L-P's operations and making inquiries of those deemed material as to their Year 2000 readiness. The project team will monitor the progress of major business partners in achieving Year 2000 compliance. Where risk is perceived to be present, L-P will seek to identify alternate business partners and to develop contingency plans to deal with any significant disruptions prior to December 1999.

Despite the extensive efforts of L-P's project team, it is likely that unexpected problems associated with the Year 2000 issue will arise. The project team is working to identify areas of the greatest risk to L-P, that is, those areas which are critical to business operations and have limited backup alternatives. This process will include identifying, analyzing and developing plans for dealing with the most reasonably likely worst case scenario facing L-P. Contingency plans will then be developed to minimize the disruptive effect of potential failures and to take corrective action as soon as possible. To date, the most progress in this area has been achieved at L-P's data centers, where disaster recovery plans have been modified to place specific emphasis on Year 2000 contingencies. L-P's contingency planning process is scheduled to be completed by mid-1999.

The total expense associated with achieving Year 2000 compliance and developing contingency plans is presently estimated to be approximately $5 million, of which approximately $1 million will have been incurred by December 31, 1998. This does not include expenses and capital costs associated with replacing systems which L-P would have replaced regardless of Year 2000 issues, including a new human resources information system and a new core financial system. The costs and completion dates for the Year 2000 project discussed herein are based on management's best estimates, which were derived using numerous assumptions regarding future events, including continued availability of certain resources, remediation plans of business partners, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from expectations.

L-P presently does not anticipate the occurrence of major interruptions in its business as a result of Year 2000 issues. However, due to L-P's dependence on systems outside its control, such as telecommunications, financial services, transportation, and water and energy suppliers, there can be no assurance that L-P will not experience disruptions that may have a negative effect on its operations, business, and financial condition.

STOCK REPURCHASE PLAN
---------------------

As of September 30, 1998, L-P had reacquired approximately 1.5 million shares for $30.8 million under the plan, announced on July 27, 1998, to repurchase up to 20 million common shares from time to time in the open market. At quarter-end, L-P had approximately 109 million shares outstanding.

                     SALES AND PROFIT BY MAJOR PRODUCT GROUP
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                        Quarter Ended         Nine Months Ended
                                         September 30,          September 30,
                                      ------------------     ------------------
                                          1998       1997        1998      1997
                                        ------     ------     -------   -------
Sales:
  Structural panel products            $ 312.2    $ 222.4    $  779.2  $  628.9
  Lumber                                 103.6      169.5       399.5     512.4
  Industrial panel products               44.0       43.9       133.3     134.5
  Other building products                129.4      153.1       407.0     423.7
                                       -------    -------    --------  --------
  Total building products                589.2      588.9     1,719.0   1,699.5
  Pulp                                    17.1       30.6        58.8     107.9
                                       -------    -------    --------  --------
  Total sales                          $ 606.3    $ 619.5    $1,777.8  $1,807.4
                                       =======    =======    ========  ========
  Export sales                         $  24.9    $  61.5    $   99.7  $  189.1
                                       =======    =======    ========  ========
  Profit (loss):
  Building products                    $ 117.5    $  11.4    $  167.5  $   28.2
  Pulp                                   (10.8)      (2.8)      (26.3)    (20.4)
  Settlements and other
    unusual items, net                  (392.0)    (154.4)      (63.7)    (32.5)
  General corporate expense, net         (26.1)     (22.4)      (69.8)    (64.9)
  Interest income (expense), net            .9       (8.1)      (15.3)    (23.1)
                                       -------    -------    --------  --------
  Income (loss) before taxes and
   minority interest                   $(310.5)  $ (176.3)   $   (7.6) $ (112.7)
                                       =======    =======    ========  ========

                                OPERATING VOLUMES
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
           (VOLUME AMOUNTS STATED IN MILLIONS, UNLESS OTHERWISE NOTED)



                                 Quarter Ended        Nine Months Ended
                                    Sept. 30               Sept. 30
                                 ---------------       ----------------
                                  1998      1997        1998      1997
                                 -----     -----       -----     -----

Oriented strand board
  panels and siding,
  million square ft 3/8" basis   1,113     1,001       3,214     2,971

Softwood plywood,
  million square ft 3/8" basis     255       318         756       911

Lumber, million board feet         278       323         851       943

Industrial panel products
  (particleboard, medium density
  fiberboard and hardboard),
  million square ft 3/4" basis     142       146         436       440

Engineered I-Joists,
  million lineal feet               23        21          69        60

Laminated Veneer Lumber,
  thousand cubic ft              1,900     1,600       5,600     4,700

Pulp,
thousand short tons                 69        93         210       294

                          INDUSTRY PRODUCT PRICE TRENDS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES



                               OSB     PLYWOOD       LUMBER  PARTICLEBOARD
                       -----------    --------    ---------  -------------
                        N. CENTRAL    SOUTHERN
                       7/16" BASIS   PINE 1/2"      FRAMING
                             24/16       BASIS       LUMBER        INLAND
                              SPAN         CDX    COMPOSITE     INDUSTRIAL
                            RATING       3 PLY       PRICES     3/4" BASIS
                       -----------    --------    ---------   ------------
Annual Average
1992                        $ 217       $ 248        $ 287          $ 200
1993                          236         282          394            258
1994                          265         302          405            295
1995                          245         303          337            290
1996                          184         258          398            276
1997                          143         265          417            262

1997 Third Quarter Average    145         263          414            262

1998 First Quarter Average    158         266          368            253

1998 Second Quarter Average   195         262          346            262

1998 Third Quarter Average    289         308          343            265


Source:  Random Lengths

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings.
         -----------------

The following sets forth the current status of certain legal proceedings:

Environmental Proceedings

In October 1998, L-P's subsidiary Ketchikan Pulp Company's ("KPC's") criminal probation was terminated by the U.S. government. KPC had been placed on 5-year probation in October 1995, stemming from allegations of criminal violation of the Clean Water Act.

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

KPC also signed an agreement with the State of Alaska and the EPA to investigate and, if necessary, clean up the property on which the pulp mill was formerly located. KPC has completed the investigative portion of this project at a cost of approximately $1.5 million. Some cleanup has already occurred, with additional cleanup scheduled to be completed by mid-1999. Anticipated costs of previous and scheduled cleanup may be up to $1 million. Other areas may need to be cleaned up; no cost estimates of such additional cleanups have yet been made.

KPC has completed the closure of a landfill near Thorne Bay, Alaska, pursuant to an agreement with the U.S. Forest Service (the "USFS"). Costs of the project totaled approximately $6 million. KPC is also monitoring leachate from the landfill in order to evaluate whether treatment of the leachate is necessary.

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

In June 1998, L-P disclosed to the EPA and the State of Florida that it had discovered the potential improper disposal of ash and waste wood onto the ground and into potential wetland areas at L-P's West Bay, Florida, facility. L-P's wetland expert, the U.S. Corps of Engineers and the Florida Department of Environmental Management all now agree that the West Bay facility did not disturb any wetlands.

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

In December 1995, L-P received a notice of suspension from the EPA stating that, because of the criminal proceedings pending against L-P in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the USFS. In April 1998, L-P signed a Settlement and Compliance Agreement with the EPA. This agreement formally lifted the 1995 suspension imposed on the Montrose facility. The agreement has a term of five years and obligates L-P to develop and implement certain corporate policies and programs, including such measures as a policy of cooperation with the EPA, an employee disclosure program and a policy of nonretaliation against employees, to conduct its business to the best of its ability in accordance with federal laws and regulations and local and state environmental laws, to report significant violations of law to the EPA, and to conduct at least two audits of its compliance with the agreement. A number of the compliance requirements have been completed.

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

If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of September 30, 1998, approximately $8.6 million remained of the $195 million paid into the fund to date.

The claims submitted to the claims administrator to date substantially exceed the $275 million of payments that L-P is required to make under the settlement agreement. As calculated under the terms of the settlement, as of September 30, 1998, claims submitted and inspected exceeded $457 million. There are insufficient data to project the future volume of claims or the total dollar value of additional claims that may be made against the settlement fund. L-P has not decided whether it will provide the optional funding discussed above in excess of the required $275 million after the fourth year of the settlement, to the extent that it still remains an issue following implementation of the Early Payment Program and Second Settlement Fund discussed below. Under the terms of the settlement, L-P must make a decision regarding the optional payments by August 2000. As an alternative to making additional payments, L-P could elect to pursue other options, including allowing the settlement agreement to terminate, thereby entitling claimants with unsatisfied claims to pursue available legal remedies against L-P.

On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who have submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved claims that are filed before December 31, 1999 (the "Second Settlement Fund").

The Early Payment Program will be offered to all claimants who are entitled to be paid from the $80 million of mandatory payments that remain to be paid under the settlement and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million payments that L-P may elect to make under the settlement. The early payments from the $80 million will be discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer is made. The early payments from the two $50 million optional contributions will be discounted at a rate of 12% per annum calculated from 2001 and 2002. Claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments.

The $125 million Second Settlement Fund represents an alternative source of payment for all approved claims not eligible for the Early Payment Program and all new claims filed before December 31, 1999. In early 2000, claimants electing to participate in the Second Settlement Fund will be offered a pro rata share of the fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Claimants who elect not to participate in the Second Settlement Fund remain bound by the terms of the original settlement. If L-P is dissatisfied with the number of claimants who elect to be paid from the Second Settlement Fund, at its sole option, it may refuse to proceed with funding. In that event, the Second Settlement Fund will be canceled and all the claimants who had elected to participate in it will be remitted to their rights under the original settlement.

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

In accordance with the terms of the settlement, L-P exercised its right to go forward with the claims process prior to the resolution of the appeal and began sending claim form packages on August 19, 1998. As of October 31, 1998, 3,976 notice packages had been mailed, 2,206 claim form packages had been mailed, 25 claim forms had been received, and 3 claims had been verified as valid and forwarded for inspection.

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

Contingency Reserves

L-P maintains contingency reserves in addition to the environmental and other reserves discussed above. As L-P receives additional information regarding actual claim rates and average claim amounts, L-P monitors its estimated exposure and adjusts its accrual accordingly. The amounts ultimately paid for these contingencies could differ materially from the amount currently recorded, although no estimate of the timing or range of any potential adjustment can be made at this time.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibit 10.1: Amendment to Settlement Agreement dated October 26, 1998, between the registrant and attorneys representing plaintiffs in siding class action litigation.

     Exhibit 27:  Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LOUISIANA-PACIFIC CORPORATION



By  ---------------------------
Curtis M. Stevens
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)


DATED:  November 10, 1998