Form 10-K
period 1998-12-31
LOUISIANA PACIFIC CORP
filed 1999-03-18
CIK 60519

Washington, D.C. 20549

                                    FORM 10-K


              [x] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

 For the fiscal year ended                       Commission File Number
     December 31, 1998                                   1-7107
                           LOUISIANA-PACIFIC CORPORATION
              (Exact name of registrant as specified in its charter)
         DELAWARE                                           93-0609074
 (State of Incorporation)                                (I.R.S. Employer
                                                       Identification No.)
   111 S.W. Fifth Avenue
  Portland, Oregon 97204                          Registrant's telephone number
   (Address of principal                              (including area code)
    executive offices)                                     503-221-0800
Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
        Title of each class                                which registered

    Common Stock, $1 par value                         New York Stock Exchange
  Preferred Stock Purchase Rights                      New York Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates of the registrant: 1,947,161,485 as of March 12, 1999.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 107,308,727 of Common Stock, $1 par value, outstanding as of March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for 1999 Annual Meeting:  Part III

         Except  as  otherwise   specified  and  unless  the  context  otherwise
         requires, references to "L-P" refer to Louisiana-Pacific Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------------

         Statements in this report, to the extent that they describe matters that are not historical facts, may constitute forward looking statements. Forward looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, plans for product development, and assessment of L-P's Year 2000 compliance efforts and risks. Investors are cautioned that forward looking statements are subject to an inherent risk that actual results, events, or circumstances may differ materially from those reflected in such forward looking statements. Risks and uncertainties that may result in such variance, in addition to those specifically identified in the text accompanying such forward looking statements, include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological developments; risks associated with acquiring new businesses; future decisions by management in response to changing conditions; and the possible invalidity of the beliefs and assumptions underlying such forward looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
-------

         L-P is a major building products firm, operating approximately 75 facilities in the United States, Canada, and Ireland. L-P's principal products are oriented strand board ("OSB"), plywood, lumber, engineered wood products, exterior siding, industrial panel products, specialty products and pulp. L-P's products are used primarily in the construction, repair, remodeling and manufacturing of traditional and manufactured housing. L-P distributes its building products primarily through third-party distributors and home centers. For certain reporting purposes, its business units have been divided into five business segments based on the similarity of economic characteristics, customers, distribution methods and manufacturing processes. These segments, which are discussed in greater detail below, are structural products, exterior products, industrial panel products, specialty and other products, and pulp.

         L-P was organized as a Delaware corporation in 1972. L-P's executive offices are located at 111 S.W. Fifth Avenue, Portland, Oregon 97204.

ACQUISITION OF ABT BUILDING PRODUCTS CORPORATION

         On January 25, 1999, L-P commenced a tender offer to purchase all outstanding shares of ABT Building Products Corporation ("ABT") for $15 per share. On February 25, 1999, L-P and ABT merged following the successful completion of the tender offer. L-P acquired approximately 10.7 million shares of ABT for cash proceeds of approximately $160 million and also assumed certain indebtedness and other liabilities of ABT. ABT is the largest manufacturer of exterior hardboard siding in the United States and is a leading manufacturer of plastic resin specialty building products. In addition to hardboard siding, ABT's products include exterior vinyl siding and trim, interior hardboard items such as paneling and tileboard, and decorative prefinished mouldings and shutters. Except as otherwise noted, the description of L-P's business which follows does not give effect to L-P's acquisition of ABT.

1998 DIVESTITURES
-----------------

         During 1998, L-P continued its transition from a forest products focus to a building products focus through the divestiture of certain nonstrategic assets. The most significant of these divestitures was the sale of its California redwood timberlands and associated sawmill and manufacturing and distribution operations on June 30, 1998. The sale included more than 300,000 acres of timberland, three operating sawmills, two distribution centers, and certain other operations.

         Other sales completed during 1998 included L-P's Weather-Seal windows and doors business and its Creative Point subsidiary. L-P also closed its cement fiber roof shake plant in 1998 and announced its intention to sell certain sawmill and treating plant properties, primarily in the South.

STRUCTURAL PRODUCTS
-------------------

         STRUCTURAL PANEL PRODUCTS. L-P's structural panel products, plywood and OSB, are used in structural applications in new construction and remodeling such as subfloors, walls, and roofs. Structural panel products accounted for approximately 36% of L-P's net sales in 1998.

         The total structural panel market in North America (plywood, OSB, and other reconstituted panel products) is approximately 37 billion square feet annually, of which plywood currently constitutes about 20 billion square feet. In recent years, land use regulations and endangered species and other environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close permanently. The lost volume from those closed mills has been replaced primarily by reconstituted panel products.

         L-P is the largest North American producer of OSB panel products through 12 plants with a combined annual capacity of approximately 4.5 billion square feet. In addition, L-P has five plywood plants in the Southern United States with a combined annual capacity of approximately 1.2 billion square feet.

         LUMBER. L-P produces lumber, including a variety of standard U.S. dimension lumber as well as specialty grades and sizes. Lumber accounted for approximately 14% of L-P's net sales in 1998.

         L-P has 8 sawmills (whitewood and redwood) in the continental Western United States with a combined annual production capacity of approximately 695 million board feet, and 9 sawmills (pine and hardwoods) in the Southern United States with a combined annual production capacity of approximately 325 million board feet. Two sawmills in Alaska are included in L-P's specialty and other products segment. In September 1998, L-P announced plans to expand and upgrade several of its sawmills with a goal of increasing lumber production at these facilities by approximately 460 million board feet annually.

         ENGINEERED WOOD PRODUCTS. L-P manufactures engineered wood products, including I-joists and laminated veneer lumber ("LVL"). L-P's veneer operations are also included in this segment. Engineered wood products accounted for approximately 9% of L-P's net sales in 1998.

         L-P's engineered I-joists, which are primarily used to support floors, roofs, and other structures, are stronger, lighter and straighter than conventional lumber joists and use OSB as a major component. L-P's LVL is a high-grade structural product used where extra strength is required. It is also used as a component in the manufacture of engineered I-joists.

         In February 1999, L-P announced plans to relocate its Nevada I-joist and LVL operations to its Oregon and North Carolina plants to reduce costs and with the goal of substantially increasing the overall production capacity of these plants over the next two years.

EXTERIOR PRODUCTS
-----------------

         L-P has three plants that manufacture exterior siding, facia, trim and soffit using an OSB substrate. These plants have an annual capacity of approximately 400 million square feet. The exterior products plants are also capable of producing commodity OSB panels and do so from time to time, depending on market conditions. Exterior product sales represented approximately 5% of L-P's net sales in 1998.

INDUSTRIAL PANEL PRODUCTS
-------------------------

         L-P also produces industrial panel products, including particleboard, medium density fiberboard and hard board, at seven plants. These products, which are used primarily in the manufacture of furniture and cabinets, accounted for approximately 8% of L-P's net sales in 1998.

SPECIALTY AND OTHER PRODUCTS
----------------------------

         L-P manufactures a variety of value-added specialty building products that complement its core building products. Specialty and other products accounted for approximately 24% of L-P's net sales in 1998.

         L-P's specialty and other products segment includes cellulose insulation, coatings and chemicals, L-P's Alaska lumber and logging operations, its OSB plant in Ireland, and its wholesale and distribution business. This segment also included L-P's Weather-Seal windows and doors business and its Creative Point subsidiary, which were sold during 1998.

PULP
----

         L-P has two pulp mills located in Samoa, California, and Chetwynd, British Columbia, Canada. L-P has announced its intention to sell both mills. Pulp accounted for approximately 3% of L-P's net sales in 1998.

EMPLOYEES
---------

         L-P had approximately 10,000 employees at December 31, 1998. L-P believes that its relations with its employees are good.

COMPETITION
-----------

         The building products industry is highly competitive. L-P competes internationally with several thousand forest and building products firms, ranging from very large, fully integrated firms to smaller firms that may manufacture only one or a few items. L-P estimates that approximately 25 firms comprise its major competition. L-P also competes less directly with firms that manufacture substitutes for wood building products. Some competitors have substantially greater financial and other resources than L-P which, in some instances, could give them competitive advantages over L-P.

         Many of L-P's products, including structural panels and lumber, are commodity products sold primarily on the basis of price in competition with numerous other forest and building products companies. Consequently, the prices that L-P can obtain for its commodity products may fluctuate unpredictably, which may have a material effect on L-P's operating results.

         In  recent   years,   L-P  has   introduced   a  number  of   specialty
value-enhanced products in response to customer input.

RAW MATERIALS
-------------

         The principal raw materials used in L-P's business are logs, which are generally available from numerous sources. See "Additional Statistical Information" below and Item 2, Properties, for information regarding L-P's sources of logs. Because various factors, including land use regulations and environmental and endangered species concerns, have limited the amount of timber offered for sale by certain United States government agencies, L-P must rely more heavily on the acquisition of timber from other sources (including domestic private timber owners) to supply its manufacturing facilities. The reduction in domestic timber supplies has resulted in upward pressure on the prices that L-P must pay for timber. In addition, logs are subject to commodity pricing which fluctuates on the basis of market factors over which L-P has no control.

ENVIRONMENTAL COMPLIANCE
------------------------

         L-P is subject to federal, state, and local environmental and pollution control laws and regulations at all locations at which it has operating facilities, and maintains an accounting reserve for environmental loss contingencies. L-P's policy is to comply fully with all applicable environmental laws and regulations. In recent years, L-P has devoted increasing financial and management resources to achieving this goal. In addition, from time to time, L-P undertakes construction projects for environmental control facilities or incurs other environmental costs that extend an asset's useful life, improve efficiency, or improve the marketability of certain properties.

         Additional information concerning environmental compliance is set forth under Item 3, Legal Proceedings, and in Note 8 of the Notes to Financial Statements in Item 8.

ADDITIONAL STATISTICAL INFORMATION
----------------------------------

         Additional statistical information regarding L-P's business is presented in the following tables. Additional financial information about industry segments is presented in Note 10 of the Notes to Financial Statements in Item 8.

Louisiana-Pacific Corporation and Subsidiaries


Product Information Summary

-------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
-------------------------------------------------------------------------------------------------------------------
year ended December 31                                               1998             1997            1996
-------------------------------------------------------------------------------------------------------------------


SEGMENTS (1)
Sales:
Structural products                                            $1,374  60%     $1,294   54%    $1,408   57%
Exterior products                                                 107   5         103    4         99    4
Industrial panel products                                         175   8         181    8        195    8
Specialty and other products                                      566  24         685   29        607   24
-------------------------------------------------------------------------------------------------------------------
Building products                                               2,222  97       2,273   95      2,309   93
Pulp                                                               75   3         130    5        177    7
-------------------------------------------------------------------------------------------------------------------
Total sales                                                    $2,297 100%     $2,403  100%    $2,486  100%
===================================================================================================================
Export sales (included above)                                  $  128   6%     $  240   10%    $  268   11%
===================================================================================================================

Profit (loss):
Structural products                                            $  199          $   22          $  135
Exterior products                                                  22               9              17
Industrial panel products                                           6              13              31
Specialty and other products                                      (20)            (24)             (9)
-------------------------------------------------------------------------------------------------------------------
Building products                                                 207              20             174
Pulp                                                              (38)            (29)            (91)
Unusual credits and charges, net                                  (48)            (32)           (350)
General corporate and other expense, net                          (94)            (80)            (52)
Interest, net                                                     (13)            (29)             (8)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes,
    minority interest and accounting changes                   $   14          $ (150)         $ (327)
===================================================================================================================

-------------------------------
    1995            1994
-------------------------------









-------------------------------
 $2,509   88%    $2,820   93%
    334   12        220    7
-------------------------------
 $2,843  100%    $3,040  100%
===============================
 $  457   16%    $  371   12%
===============================






-------------------------------
 $  346          $  636
     44              (5)
   (367)              -
   (121)            (72)
      3               1
-------------------------------

 $  (95)         $  560
===============================

SUMMARY OF PRODUCTION VOLUMES

                                                                1998             1997            1996             1995
-------------------------------------------------------------------------------------------------------------------------
OSB, million square feet 3/8" basis                             4,317           4,000           4,008              3,445
Softwood plywood, million square feet 3/8" basis                  983           1,221           1,613              1,466
Lumber, million board feet                                      1,110           1,240           1,201              1,359
Industrial panel products (particleboard,
   medium density fiberboard and hardboard),
   million square feet 3/4" basis                                 575             589             580                582
Engineered I-Joists, million lineal feet                           86              73              55                 44
Laminated veneer lumber, thousand cubic feet                    7,100           5,800           3,900              3,200
Pulp, thousand short tons                                         286             377             439                486

INDUSTRY PRODUCT PRICE TRENDS (2)
OSB, MSF, 7/16" 24/16 span rating
    (North Central price)                                    $    205         $   142         $   184            $   245
Southern pine plywood, MSF, 1/2" CDX (3 ply)                      284             265             258                303
Framing lumber, composite prices, MBF                             349             417             398                337
Industrial particleboard, 3/4" basis, MSF                         259             262             276                290

LOGS BY SOURCE (3)
Fee owned lands                                                    12%             19%             16%                13%
Private cutting contracts                                          14              14              14                 12
Government contracts                                               13               6               9                  8
Purchased logs                                                     61              60              64                 66
Total log volume - million board feet                           1,997           2,398           2,432              2,818
-------------------------------------------------------------------------------------------------------------------------

   1994

  3,404
  1,604
  1,986


    641
     50
  3,500
    441



$   265
    302
    405
    295


     11%
     14
     10
     67
  3,138
----------


1 Segment information on a basis consistent with 1998, 1997 and 1996 is not readily available for 1995 and 1994.
2  Prices  represent  yearly  averages stated in dollars per thousand board feet
   (MBF), thousand square feet (MSF) or short ton. Source: Random Lengths.
3  Stated as a percent of total log volume.

ITEM 2.  PROPERTIES

         Information regarding L-P's principal properties and facilities is set forth in the following tables. The tables do not include facilities which L-P expects to sell or close in early 1999. Information regarding production capacities is based on normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Market conditions, fluctuations in log supply, and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

                                                     SAWMILLS
                                                     --------

                                                                                 CUBIC METERS          BOARD FEET
FACILITIES                                                                        (THOUSANDS)          (MILLIONS)
----------                                                                        -----------          ----------

WESTERN LUMBER (10 plants; 2 shifts per day except
  as noted; 5 days per week)
Annette, AK                                                                            110                 70
Belgrade, MT                                                                           150                 90
Chilco, ID                                                                             205                125
Deer Lodge, MT (3 shifts)                                                              155                110
Deer Lodge, MT (fingerjoint)                                                           130                125
Ketchikan, AK                                                                          100                 60
Moyie Springs, ID (3 shifts)                                                           220                135
Sandpoint, ID (remanufacturing)                                                         --                 --
Saratoga, WY                                                                            80                 50
Tacoma, WA                                                                             100                 60


SOUTHERN LUMBER (9 plants; 1 shift per day;
  5 days per week)
Bernice, LA                                                                             65                 40
Bon Wier, TX                                                                            40                 25
Cleveland, TX                                                                           65                 40
Evergreen, AL                                                                           70                 45
Henderson, NC                                                                           65                 40
Jasper, TX                                                                              90                 55
Marianna, FL                                                                            50                 30
New Waverly, TX                                                                         25                 15
West Bay, FL                                                                            60                 35
                                                                                      ----               ----

Total Lumber Capacity (19 plants)                                                    1,780              1,150
                                                                                     =====              =====

                                               PANEL PRODUCTS PLANTS

                                                                              CUBIC METERS         SQUARE FEET
FACILITIES                                                                     (THOUSANDS)          (MILLIONS)

SOFTWOOD PLYWOOD PLANTS
(3/8-INCH BASIS; 2 SHIFTS PER DAY, 5 DAYS PER WEEK)

Bon Wier, TX                                                                           245                275
Cleveland, TX                                                                          245                275
Logansport, LA                                                                         200                225
New Waverly, TX                                                                        210                235
Urania, LA                                                                             195                200
                                                                                      ----               ----

Total Softwood Plywood Capacity (5 plants)                                           1,095              1,210
                                                                                     =====              =====

                                                                              CUBIC METERS         SQUARE FEET
FACILITIES                                                                     (THOUSANDS)          (MILLIONS)

ORIENTED STRAND BOARD PANEL PLANTS
(3/8-INCH BASIS; 3 SHIFTS PER DAY;
  7 DAYS PER WEEK)

Athens, GA                                                                             325                365
Carthage, TX                                                                           400                450
Dawson Creek, B.C. Canada                                                              335                375
Hanceville, AL                                                                         325                365
Hayward, WI                                                                            445                500
Houlton, ME                                                                            230                260
Jasper, TX                                                                             400                450
Montrose, CO                                                                           130                145
Roxboro, NC                                                                            355                400
Sagola, MI                                                                             335                375
Silsbee, TX                                                                            325                365
Swan Valley, MB, Canada                                                                400                450
Waterford, Ireland                                                                     400                450
                                                                                      ----               ----

Total OSB Capacity (13 plants)                                                       4,405              4,950
                                                                                     =====              =====

ORIENTED STRAND BOARD SIDING PLANTS
(3/8-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

Newberry, MI                                                                           111                125
Tomahawk, WI                                                                           120                135
Two Harbors, MN                                                                        120                135
                                                                                      ----               ----

Total OSB Siding Capacity (3 plants)                                                   351                395
                                                                                     =====              =====

MEDIUM DENSITY FIBERBOARD PLANTS
(3/4-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

Eufaula, AL                                                                            230                130
Oroville, CA                                                                            90                 50
Urania, LA                                                                              90                 50
                                                                                      ----               ----

Total MDF Capacity (3 plants)                                                          410                230
                                                                                     =====              =====

PARTICLEBOARD PLANTS
(3/4-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

Arcata, CA                                                                             220                125
Missoula, MT                                                                           275                155
Silsbee, TX                                                                            140                 80
                                                                                      ----               ----

Total Particleboard Capacity (3 plants)                                                635                360
                                                                                     =====              =====

HARDBOARD PLANT
(1/8-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

Oroville, CA                                                                           62                 210
                                                                                    =====               =====

                         OTHER BUILDING PRODUCTS PLANTS
                         ------------------------------

                                                                                SQUARE FEET
FACILITIES                                                                       (MILLIONS)
----------                                                                       ----------

HARDWOOD VENEER PLANTS
(SURFACE MEASURE; 2 SHIFTS PER DAY; 5 DAYS PER WEEK)

Mellen, WI (2 plants)                                                                 250
                                                                                      ===

I-JOIST PLANTS                                                                  LINEAL FEET
(1 SHIFT PER DAY; 5 DAYS PER WEEK)                                               (MILLIONS)
                                                                                -----------

Hines, OR                                                                              21
Red Bluff, CA                                                                          35
Wilmington, NC                                                                         25
                                                                                    -----

Total I-Joist Capacity (3 plants)                                                      81
                                                                                    =====

LAMINATED VENEER LUMBER PLANTS                                                     THOUSAND
(2 SHIFTS PER DAY, 7 DAYS PER WEEK)                                               CUBIC FEET
                                                                                  (MILLIONS)
                                                                                  ----------

Hines, OR                                                                           3,700
Wilmington, NC                                                                      4,600

Total LVL Capacity (2 plants)                                                       8,300
                                                                                    =====

PULP MILLS                                                                         THOUSAND
(3 SHIFTS PER DAY; 7 DAYS PER WEEK)                            CUBIC METERS       SHORT TONS
                                                                (THOUSANDS)       (MILLIONS)
                                                                -----------       ----------

Samoa, CA                                                          195                220
Chetwynd, B.C. Canada                                              170                185
                                                                ------              -----

Total Pulp Capacity (2 plants)                                     365                405
                                                                ======              =====

                        OTHER FACILITIES (19 FACILITIES)
                        --------------------------------

Cellulose insulation plants:
         o Phoenix, AZ                       o Sacramento, CA
         o Atlanta, GA                       o Fort Wayne, IN
         o Norfolk, NE                       o Bucyrus, OH
         o Portland, OR                      o Elkwood, VA

Chip mill:
         o Cleveland, TX

Coatings and chemicals:
         o Portland, OR
         o Orangeburg, SC

Softwood veneer plant:
         o Rogue River, OR

Wood treating plants:
         o Evergreen, AL                     o Marianna, FL
         o Statesboro, GA                    o New Waverly, TX

DISTRIBUTION CENTERS
         o Rocklin, CA
         o Salina, KS
         o Conroe, TX

                                                TIMBERLAND HOLDINGS
                                                -------------------

LOCATION/TYPE                                                                HECTARES                ACRES
-------------                                                                --------                -----
California: Whitewoods                                                         1,300                  3,300
Idaho:  Fir, Pine                                                             16,100                 39,600
Louisiana:  Pine, Hardwoods                                                   78,900                194,900
Minnesota:  Hardwoods                                                          2,300                  5,800
North Carolina:  Pine, Hardwoods                                                 900                  2,100
Texas:  Pine, Hardwoods                                                      289,000                713,900
Virginia:  Pine, Hardwoods                                                     2,300                  5,700
Wisconsin:  Hardwoods                                                            500                  1,200
Wyoming:  Whitewoods                                                             500                  1,400
                                                                             -------                -------

  Total Timberland Fee Holdings                                              391,800                967,900
                                                                             =======                =======

         In addition to its fee-owned timberlands, L-P has timber cutting rights under long-term contracts (five years and over) on approximately 9,800 acres and under shorter-term contracts on approximately 189,800 acres, on government and privately owned timberlands in the United States in the vicinities of certain of its manufacturing facilities. L-P's Canadian subsidiary is a party to long-term pulpwood agreements and a timber license with the Canadian government.

ITEM 3.  LEGAL PROCEEDINGS

         Certain legal and environmental matters involving L-P are discussed below.

Environmental Proceedings

         In March 1995, L-P's subsidiary Ketchikan Pulp Company ("KPC") entered into agreements with the federal government to resolve the issues related to water and air compliance problems experienced at KPC's pulp mill during the late 1980's and early 1990's. In addition to civil and criminal penalties that have been paid, KPC also agreed to undertake up to $20 million in expenditures, which are primarily capital in nature, including certain remedial and pollution control related measures. While the Environmental Protection Agency (the "EPA") and KPC have agreed that the closure of the pulp mill in May 1997 eliminated the need for many of the pollution control related measures, court approval is required for relief from these requirements.

         As part of the agreements, KPC is in the process of studying Ward Cove, the body of water adjacent to the former mill site, to determine whether cleanup of cove sediments is necessary. KPC may be required to spend approximately $4 to $6 million in addition to the approximately $2 million already spent on this project, as part of the $20 million discussed above.

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

         Certain L-P plant sites have, or are suspected of having, substances in the ground or in the groundwater underlying the sites that are considered pollutants. Appropriate corrective action or plans for corrective action are underway. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels as well as insurance coverage under all applicable policies.

         Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has, in the past, been required to pay fines for non-compliance. In some instances, litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Based on the information currently available, management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position, results of operations, cash flows or liquidity of L-P.

Colorado Criminal Proceedings

         In June 1995, a federal grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. In connection with entering a guilty plea as to certain criminal violations in May 1998, L-P agreed to pay total penalties of $37 million (including making $500,000 in charitable contributions), of which $12 million has been paid, and was sentenced to five years of probation. The $25 million balance of the fine is payable in three equal annual installments, together with accrued interest, beginning July 1, 2000, and is secured by a statutory lien. All remaining charges against L-P were dismissed.

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

         The United States District Court for the District of Oregon has given final approval to a settlement between L-P and a nationwide class composed of all persons who own, have owned, or subsequently acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator, is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

         A claimant who is dissatisfied with the amount to be paid under the settlement may elect to pursue claims against L-P in a binding arbitration seeking compensatory damages without regard to the amount of payment calculated under the settlement protocol. A claimant who elects to pursue an arbitration claim must prove his entitlement to damages under any available legal theory, and L-P may assert any available defense, including defenses that otherwise had been waived under the settlement agreement. If the arbitrator reduces the damage award otherwise payable to the claimant because of a finding of improper installation, the claimant may pursue a claim against the contractor/builder to the extent the award was reduced.

         The settlement requires L-P to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. As of December 31, 1998, L-P had funded the first three installments. L-P also had funded a significant portion of the last four installments through the Early Payment Program discussed below. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) were to equal or exceed $275 million, then the settlement agreement would terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months thereafter equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of (i) 50 percent of the aggregate sum of all remaining unfunded approved claims or (ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement.

         If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of December 31, 1998, approximately $5.8 million remained of the $195 million paid into the fund to date.

         The claims submitted to the claims administrator to date substantially exceed the $275 million of payments that L-P is required to make under the settlement agreement. As calculated under the terms of the settlement, claims submitted and inspected exceeded $500 million at December 31, 1998, compared to $475 million at September 30, 1998. Both figures include approximately $18 million of claims paid directly by L-P to claimants under the settlement agreement prior to the establishment of the settlement fund. L-P has not decided whether it will provide the optional funding discussed above in excess of the required $275 million after the fourth year of the settlement, to the extent that it still remains an issue following implementation of the Early Payment Program and Second Settlement Fund discussed below, under which L-P effectively has paid a substantial portion of the claims that otherwise potentially would have been payable out of the first two $50 million optional payments. Under the terms of the settlement, L-P must make a decision regarding the optional funding by August 2000. As an alternative to making additional payments, L-P could elect to pursue other options, including allowing the settlement agreement to terminate, thereby entitling claimants with unsatisfied claims to pursue available legal remedies against L-P.

         On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who have submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved claims that are filed before December 31, 1999 (the "Second Settlement Fund").

         The Early Payment Program applies to all claimants who are entitled to be paid from the $80 million of mandatory payments that remain to be paid under the settlement and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million payments that L-P may elect to make under the settlement. The early payments from the $80 million are discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer was made. The early payments from the two $50 million optional contributions are discounted at a rate of 12% per annum calculated from 2001 and 2002. Claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments. As of March 5, 1999, approximately $128.0 million in Early Payment Program checks had been mailed and $114.4 million had been cashed in settlement of claims; approximately $5.0 million in checks remain to be mailed.

         The $125 million Second Settlement Fund represents an alternative source of payment for all approved claims not eligible for the Early Payment Program and all new claims filed before December 31, 1999. In early 2000, claimants electing to participate in the Second Settlement Fund will be offered a pro rata share of the fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Claimants who elect not to participate in the Second Settlement Fund remain bound by the terms of the original settlement. If L-P is dissatisfied with the number of claimants who elect to be paid from the Second Settlement Fund, L-P may refuse to proceed with funding at its sole option. In that event, the Second Settlement Fund will be canceled and all the claimants who had elected to participate in it will be governed by the original settlement.

         A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims until October 4, 2000.

Other OSB Matters

         Three separate purported class actions on behalf of owners and purchasers of properties in which L-P's OSB panels were used for flooring, sheathing, or underlayment have been consolidated in the United States District Court for the Northern District of California under the caption Agius v. Louisiana-Pacific Corporation. The actions seek damages and equitable relief for alleged fraud, misrepresentation, breach of warranty, negligence, and improper trade practices related to alleged improprieties in testing, product certification, and marketing of OSB structural panels, and alleged premature deterioration of such panels. A separate state court action entitled Carney v. Louisiana-Pacific Corporation is pending in the Superior Court of the State of California for the City and County of San Francisco, seeking relief under California consumer protection statutes based on similar allegations. On February 27, 1998, the United States District Court for the Northern District of California entered an order approving a settlement that would resolve the above actions. A final order approving the settlement is expected pending resolution of an appeal by a single claimant.

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

         In accordance with the terms of the settlement, L-P exercised its right to go forward with the claims process prior to the resolution of the appeal and began sending claim form packages on August 19, 1998. As of December 31, 1998, 4,454 notice packages had been mailed, 2,282 claim form packages had been mailed, 96 claim forms had been received, and 24 claims had been verified as valid and forwarded for inspection. To date, five claims have been inspected by third-party inspectors; all five have been denied and resulted in no cash settlements.

ABT Hardboard Siding Matters

         ABT, ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in Alabama state court and six other putative class action proceedings filed in various state courts from 1995 to 1998 and brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used hardboard siding manufactured or sold by the ABT Entities or the Abitibi Entities. In general, the plaintiffs in these proceedings have alleged unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages, attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below. Except in the case of certain of the putative class actions that have been stayed, the ABT Entities have filed answers in these proceedings that deny all material allegations of the plaintiffs and assert affirmative defenses. L-P intends to cause the ABT Entities to defend these proceedings vigorously.

         ABT and Abitibi have agreed to an allocation of liability with respect to claims relating to (1) siding sold by the ABT Entities after October 22, 1992 ("ABT Board"), and (2) siding sold by the Abitibi Entities on or before, or held as finished goods inventory by the Abitibi Entities on, October 22, 1992 ("Abitibi Board"). In general, ABT and Abitibi have agreed that all amounts paid in settlement or judgment (other than any punitive damages assessed individually against either the ABT Entities or the Abitibi Entities) following the completion of any claims process resolving any class action claim (including consolidated cases involving more than 125 homes owned by named plaintiffs) shall be paid (a) 100% by ABT insofar as they relate to ABT Board, (b) 65% by Abitibi and 35% by ABT insofar as they relate to Abitibi Board, and (c) 50% by ABT and 50% by Abitibi insofar as they cannot be allocated to ABT Board or Abitibi Board. In general, amounts paid in connection with class action claims for joint local counsel and other joint expenses, and for plaintiffs' attorneys' fees and expenses, are to be allocated in a similar manner, except that joint costs of defending and disposing of class action claims incurred prior to the final determination of what portion of claims relate to ABT Board and what portion relate to Abitibi Board are to be paid 50% by ABT and 50% by Abitibi (subject to adjustment in certain circumstances). ABT and Abitibi have also agreed to certain allocations (generally on a 50/50 basis) of amounts paid for settlements, judgments and associated fees and expenses in respect of non-class action claims relating to Abitibi Board. ABT is solely responsible for such amounts in respect of claims relating to ABT Board.

Other Proceedings

L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position, results of operations, cash flows, or liquidity of L-P.

         For  a  discussion   of  financial   statement   reserves   related  to
environmental and legal proceedings at December 31, 1998, see Note 8 of the Notes to Financial Statements included in Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of L-P's security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF LOUISIANA-PACIFIC CORPORATION

         Information regarding each executive officer of L-P as of March 12, 1999 (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), including employment history for the past five years, is set forth below.

         Mark A. Suwyn, age 56, has been Chairman and Chief Executive Officer since January 1996. Before joining L-P, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Mr. Suwyn is also a director of L-P.

         J. Ray Barbee, age 51, has been Vice President, Sales and Marketing, since June 1998. Prior to joining L-P as Director of Pulp in 1997, Mr. Barbee was Vice President and General Sales Manager of Boise Cascade Corporation from 1989 to 1997.

         F. Jeff Duncan, Jr., age 44, has been Chief Information Officer of L-P since October 1998. Mr. Duncan had been Director of Information Technology of L-P since September 1996. He was previously employed by E.I. du Pont de Nemours & Co. for 19 years in a variety of positions, most recently as Systems Manager-New Business Development.

         Warren C. Easley, age 57, has been Vice President, Technology and Quality since May 1996. He was Technical Manager--Nylon Division, North America for E.I. du Pont de Nemours & Co. from 1969 to 1996.

         Richard W. Frost, age 47, joined L-P in May 1996 as Vice President, Timberlands and Fiber Procurement. Mr. Frost was Vice President and Operational Manager for S.D. Warren Company from 1992 to 1996.

         M. Ward Hubbell, age 38, has been Director, Corporate Affairs since September 1997. Before joining L-P, Mr. Hubbell was employed by International Paper Company beginning in October 1992, first as Communications Director and then as Federal Affairs Manager.

         J. Keith Matheney, age 50, has been Vice President, Core Businesses since June 1998. He previously was Vice President, Sales and Marketing from January 1997 to June 1998, General Manager--Western Division from February 1996 to January 1997, General Manager--Weather-Seal Division from May 1994 to February 1996, and Director of Sales and Marketing prior to May 1994.

         Elizabeth T. Smith, age 54, has been Director, Environmental Affairs since 1993.

         Curtis M. Stevens, age 46, has been Vice President, Treasurer and Chief Financial Officer since September 1997. Before joining L-P, Mr. Stevens spent 13 years as the senior financial executive of Planar Systems, Inc., a leading manufacturer and supplier of electroluminescent flat panel displays, where he was named Executive Vice President and General Manager in 1996.

         Michael J. Tull, age 53, has been Vice President, Human Resources since May 1996. Before joining L-P, Mr. Tull was employed by Sharp HealthCare, a regional system of hospitals and related facilities in San Diego, California, for more than 10 years, most recently as Corporate Vice President of Employee Quality and Development beginning in 1991.

         Gary C. Wilkerson, age 52, has been Vice President and General Counsel since September 1997. Before joining L-P, Mr. Wilkerson served as (acting) Senior Vice President, General Counsel and Secretary for the consumer products division of IVAX Pharmaceuticals beginning in early 1997. For the previous seven years, he was Senior Vice President, General Counsel and Secretary of Maybelline Co., a cosmetics manufacturer.

         Walter M. Wirfs, age 51, has been Vice President, Manufacturing since March 1999. Mr. Wirfs was employed by Willamette Industries, Inc., a forest products company headquartered in Portland, Oregon, for 23 years until December 1997, most recently as Vice President of its Southern and Atlantic Regions. For the past year, he had served as President of the Western Wood Products Association in Portland, Oregon.

         Executive officers are elected from time to time by the Board of Directors. Each officer's term of office runs until the meeting of the Board of Directors following the next annual meeting of the stockholders and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of L-P is listed on the New York Stock Exchange with the ticker symbol "LPX". The Dow-Jones newspaper quotations symbol for the common stock is "LaPac." Information regarding market prices for the common stock is included in the table in Item 6 headed "High and Low Stock Prices." At March 12, 1999, L-P had approximately 17,700 stockholders of record.

         Information regarding cash dividends paid during 1998 and 1997 is included in the tables in Item 6 headed "1998 Quarterly Data" and "1997 Quarterly Data." Holders of the common stock may participate in L-P's dividend reinvestment program maintained by its transfer agent.

ITEM 6.  SELECTED FINANCIAL DATA

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE                   1998                     1997
-------------------------------------------                   ----                     ----

ANNUAL DATA
Net sales                                                 $   2,297.1              $   2,402.5
Net income (loss)                                                 2.0                   (101.8)
Net income (loss) per share-basic and diluted                     (.02)                    (.94)
Net cash provided by operating activities                       123.0                     88.2
Capital expenditures-- plants, logging
  roads and timber (includes cash portion
  of acquisitions)                                              122.5                    204.5
Working capital                                                 245.5                    277.5
  Ratio of current assets to
    current liabilities                                           1.67 to 1                1.87 to 1
Total assets                                                  2,519.1                  2,578.4
Long-term debt, excluding current portion                       459.8                    572.3
  Long-term debt as a percent of
    total capitalization                                         27.3%                    30.8%
Stockholders' equity                                          1,222.8                  1,286.2
  Per ending share of common stock                               11.40                    11.73
Number of employees                                          10,000                   12,000
Number of stockholders of record                             17,700                   22,000

                                                1ST QTR          2ND QTR         3RD QTR            4TH QTR            YEAR
                                                -------          -------         -------            -------            ----
1998 QUARTERLY DATA
-------------------
Net sales                                      $ 548.3          $ 623.2         $ 606.3            $ 519.3         $ 2,297.1
Gross profit (loss) (1)                          (31.2)            22.0            80.6                3.2              74.6
Income (loss) before taxes
  and minority interest                          (38.8)           341.7(2)       (310.5)(2)           21.6(2)           14.0
Net income (loss)                                (25.1)           203.9(2)       (192.7)(2)           15.9(2)            2.0
Net income (loss) per share-
  basic and diluted                                (.23)            1.87(2)        (1.77)(2)            .15(2)            .02
Cash dividends per share                            .14              .14             .14                .14               .56

1997 QUARTERLY DATA
Net sales                                      $ 554.6          $ 633.3         $ 619.5            $ 595.1         $ 2,402.5
Gross profit (loss) (1)                          (35.1)            (8.2)          (13.8)             (31.4)            (88.5)
Income (loss) before taxes
  and minority interest                           78.3(2)         (14.7)         (176.3)(2)          (37.3)           (150.0)
Net income (loss)                                 42.0(2)         (10.1)         (112.4)(2)          (21.3)           (101.8)
Net income (loss) per share-
  basic and diluted                                 .39(2)          (.10)          (1.03)(2)           (.20)             (.94)
Cash dividends per share                            .14              .14             .14                .14               .56

HIGH AND LOW STOCK PRICES
1998 High                                      $  24.06         $  24.19        $  22.69           $  22.44            $24.19
     Low                                          17.50            17.88           17.19              16.38             16.38

1997 High                                      $  22.00         $  21.56        $  25.56           $  25.88        $    25.88
     Low                                          19.88            17.00           20.50              17.54             17.00
--------------------------

(1) Gross profit (loss) is income (loss) before unusual credits and charges, taxes, minority interest and interest.

(2) In the first quarter of 1997, L-P's Ketchikan Pulp Company subsidiary recorded a net gain of $122 million ($74 million after income taxes, or $.68 per share) to reflect the initial amount paid under a settlement agreement with the U.S. Government over claims related to the long-term timber supply contract in Alaska, net of adjustments to closure-related accruals.

   In the third quarter of 1997, L-P recorded a $210 million charge ($128 million after taxes, or $1.18 per share) to reflect the write-down of certain properties for sale, to adjust for litigation settlements and other cost accruals. Gains from the sale of 79,000 acres of timber and timberland in California during the third quarter amounting to $56 million ($34 million after taxes, or $.31 per share) were netted against the charges.

   In the second quarter of 1998, L-P recorded a net gain of $328 million ($195 million after taxes, or $1.79 per share) primarily resulting from gains on the sales of timberland, sawmill and distribution assets in California and the Weather-Seal window and door business. Charges relating to the settlement of legal issues in Montrose, Colorado of $14 million after taxes (or $.13 per share) and other charges were netted against the asset sale gains.

   In the third quarter of 1998, L-P recorded a net loss of $392 million ($241 million after taxes, or $2.21 per share) resulting from a charge to adjust siding-related reserves to reflect revisions to the national class-action settlement, the write-down of an operating facility, and other items. Gains on insurance recoveries and the sale of surplus properties were netted against this charge.

   In the fourth quarter of 1998, L-P recorded a $16 million gain ($10 million after taxes, or $.09 per share) on a recovery from an insurance company for siding-related matters.

Financial Summary

-------------------------------------------------------------------------------------------------------------------

dollar amounts in millions except per share
-------------------------------------------------------------------------------------------------------------------

year ended December 31                                                    1998 (1)          1997 (1)       1996 (1)
-------------------------------------------------------------------------------------------------------------------

SUMMARY INCOME STATEMENT DATA
Net sales                                                              $2,297.1          $2,402.5         $2,486.0
Gross profit (loss) (2)                                                    74.6             (88.5)            31.0
Interest, net                                                             (12.8)            (29.0)            (7.8)
Provision (benefit) for income taxes                                       15.8             (43.6)          (125.6)
Income (loss)                                                               2.0            (101.8)          (200.7)
Income (loss) per share - basic                                              .02              (.94)           (1.87)
Income (loss) per share4 - diluted                                           .02              (.94)           (1.87)
Cash dividends per share                                                     .56               .56              .56
Average shares of common stock outstanding (millions)
      Basic                                                               108.4             108.5            107.4
      Diluted                                                             108.6             108.5            107.4

SUMMARY BALANCE SHEETS
Current assets                                                         $  612.1          $  596.8         $  612.9
Timber and timberlands, at cost less cost of timber harvested             499.0             634.2            648.6
Property, plant and equipment, net                                        913.3           1,191.8          1,278.5
Notes receivable from asset sales                                         403.8              49.9                -
Goodwill and other assets                                                  90.9             105.7             82.4
                                                                ---------------- ----------------- ----------------
Total assets                                                           $2,519.1          $2,578.4         $2,622.4
                                                                ================ ================= ================

Current liabilities                                                     $ 366.6            $319.3         $  378.4
Long-term debt, excluding current portion                                 459.8             572.3            458.6
Deferred income taxes and other                                           469.9             400.6            357.8
Stockholders' equity                                                    1,222.8           1,286.2          1,427.6
                                                                ---------------- ----------------- ----------------
Total liabilities and stockholders' equity                             $2,519.1          $2,578.4         $2,622.4
                                                                ================ ================= ================

KEY FINANCIAL TRENDS
Working capital                                                        $  245.5          $  277.5          $ 234.5
                                                                ================ ================= ================
Plant and logging road additions (3)                                   $   77.8          $  154.8          $ 244.0
Timber additions, net                                                      44.7              49.7             22.0
                                                                ================ ================= ================
Total capital additions                                                $  122.5          $  204.5          $ 266.0
                                                                ================ ================= ================

Long-term debt as a percent of total capitalization                         27%               31%              24%
Income (loss) as a percent of average equity                                  -               (8%)            (13%)
-------------------------------------------------------------------------------- ----------------- ----------------

        1995 (1)         1994
---------------- ----------------


       $2,843.2         $3,039.5
          268.9            558.6
            2.9              1.0
          (45.8)           209.8
          (51.7)           346.9
            (.48)            3.15
            (.48)            3.13
             .545             .485

          107.0            110.1
          107.0            110.8


        $ 618.5          $ 721.9
          689.6            693.5
        1,452.3          1,273.2
              -                -
           45.0             55.1
---------------- ----------------
       $2,805.4         $2,743.7
================ ================

        $ 448.5          $ 344.8
          201.3            209.8
          499.6            339.7
        1,656.0          1,849.4
---------------- ----------------
       $2,805.4         $2,743.7
================ ================


        $ 170.0          $ 377.1
================ ================
        $ 362.9          $ 286.0
           49.7             66.0
================ ================
        $ 412.6          $ 352.0
================ ================

            11%              10%
            (3%)             20%
---------------- ----------------


1 Includes unusual credits and charges. See the Notes to Financial Statements.
2 Gross  profit  (loss) is income  (loss)  before  unusual  credits and charges, income taxes, minority interest, and interest.
3 Includes cash paid in acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

   L-P earned $2.0 million ($.02 per share), in 1998, which included pre-tax net unusual charges of $47.8 million ($36.1 million after taxes, or $.33 per share). L-P's net loss in 1996 primarily resulted from net unusual charges and to a lesser extent, 1997 results were also impacted by unusual charges. The net charges in 1997 were $32.5 million pre-tax ($20.6 million after tax, or $.19 per share) and the 1996 charges were $350.0 million pre-tax ($215.0 million after tax, or $2.00 per share). These net charges are discussed in further detail in
Note 7 to the financial statements. Prior to the charges, L-P had after-tax income of $38.1 million ($.35 per share) in 1998, an after-tax loss of $81.2 million in 1997 ($.75 per share) and after-tax income of $14.3 million in 1996 ($.13 per share).

   Sales in 1998 were $2.30 billion, a 4% decline from 1997 sales of $2.40 billion. Sales in 1997 were 3% lower than 1996 sales of $2.49 billion.

   L-P operates in five major business segments: structural products, exterior products, industrial panel products, specialty and other products, and pulp. Structural products is the most significant segment, accounting for approximately 60% of net sales. The results of operations are discussed below for each of these segments separately. Additional information about the factors affecting L-P's segments is presented in the "Product Information Summary" on pages 38 and 39.

   Most of L-P's products are sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has little or no control. L-P cannot predict whether the prices of its products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

   Demand for the majority of L-P's products is subject to cyclical fluctuations over which L-P has no control. Demand for L-P's building products is heavily influenced by the level of residential construction activity, which is subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on L-P's results of operations.

SELECTED SEGMENT DATA

---------------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      increase (decrease)
---------------------------------------------------------------------------------------------------------------------------
year ended December 31                           1998              1997             1996             98-97            97-96
---------------------------------------------------------------------------------------------------------------------------

Sales:
Structural products                            $1,374            $1,294           $1,408             6%                (8%)
Exterior products                                 107               103               99             4%                 4%
Industrial panel products                         175               181              195            (3%)               (7%)
Specialty and
  other products                                  566               695              607           (19%)               14%
Pulp                                               75               130              177           (42%)              (27%)
----------------------------------------------------------------------------------------

Total sales                                    $2,297            $2,403           $2,486            (4%)               (3%)
========================================================================================

Profit (loss):
Structural products                            $  199            $   22           $  135           805%               (84%)
Exterior products                                  22                 9               17           144%               (47%)
Industrial panel products                           6                13               31           (54%)              (58%)
Specialty and
  other products                                  (20)              (24)              (9)           17%              (167%)
Pulp                                              (38)              (29)             (91)          (31%)               68%
----------------------------------------------------------------------------------------
Total profit (loss)                            $  169            $   (9)          $   83         1,978%              (111%)
========================================================================================

STRUCTURAL PRODUCTS

   Structural products consist of oriented strand board (OSB), plywood, lumber and engineered wood products (EWP). The slight decline in sales in the structural products segment in 1998 was primarily the result of sales and closures of less efficient and non-strategic manufacturing facilities, partially offset by increased sales of OSB and plywood. In 1997, OSB and plywood sales suffered from industry wide over-capacity which negatively impacted average selling prices. Increased lumber and EWP sales partially offset the OSB and plywood declines in 1997.

   OSB average selling prices increased 47% in 1998 compared to 1997, while prices decreased 24% from 1996 to 1997. The OSB market recovery in 1998, due to strong demand, was sharply contrasted to the industry-wide over-capacity of prior years that led to significant price declines in those years. OSB sales volume increased 11% in 1998 compared to 1997 due primarily to a net capacity increase as well as increased operating efficiencies. Sales volume remained level in 1997 compared to 1996.

   Plywood average selling prices increased modestly in each of the last two years as L-P has shifted to higher-value products and demand has remained strong. Plywood sales volume decreased 25% in 1998 and 19% in 1997, largely due to the closure of two plywood plants during the last two years.

   Lumber sales decreased in 1998 due to an 11% decline in prices and a volume decline of 13%. The volume decline primarily resulted from the sale or shutdown of non-strategic mills in 1998. A sharp drop in demand for lumber in Asia has caused a decrease in exports of lumber from North America. This in turn has created an oversupply of lumber in North American markets which negatively impacted prices throughout 1998 and the latter part of 1997. Lumber sales increased in 1997 due to a 7% increase in average sales prices offset by a 5% decrease in volume sold. Lumber markets experienced strong demand through the first three quarters of 1997, benefiting from a robust U.S. economy, relatively low interest rates and strong housing starts.

   Engineered wood products (EWP) include engineered I-Joists, laminated veneer lumber (LVL) and veneer. Product prices did not change significantly in 1998 or 1997. The increase in sales in 1998 was primarily due to a fast-growing market for these products and due to a marketing agreement to sell the products of an independent producer. The sales increase in 1997 was largely due to the acquisition of the assets of Tecton Laminates, Inc. as well as general market growth.

   In 1998, the profitability of the structural products segment increased significantly, largely the result of price improvements for OSB and improvement in the efficiency of production facilities. Decreases in lumber pricing partially offset the improved OSB performance. Overall, log costs did not change significantly in 1998. The primary factor in the decrease in profitability in the structural products segment in 1997 was the erosion of OSB selling prices, although increased selling prices for lumber helped to moderate this effect. Higher log costs in the southern region of the country caused a significant reduction in plywood earnings in 1997. LIFO (last-in first-out) inventory income (expense) adjustments of $14 million in 1998, $(4) million in 1997 and $5 million in 1996 are included in the structural products segment.

EXTERIOR PRODUCTS

   The exterior products segment consists of siding and related products such as soffit, facia and trim. These products are currently made primarily using an OSB substrate. In future years, this segment will include products from the 1999 purchase of ABT Building Products Corporation (ABT), including hardboard siding, vinyl siding and other exterior products. Average selling prices were relatively flat in 1998 and 1997. Sales volume increased in 1998 and 1997 as market acceptance of the product increased. The manufacturing facilities took significant downtime in 1997 to reduce inventory levels, which contributed to higher per unit cost of sales and thus, lower earnings. In 1998, the manufacturing facilities produced and sold a moderate volume of commodity OSB product, which made a positive contribution to earnings.

INDUSTRIAL PANEL PRODUCTS

   The industrial panel products segment consists of particleboard, medium density fiberboard (MDF) and hardboard. Market over-capacity in industrial panels has contributed to reductions in both sales and profits during the reported years. Average selling prices decreased by 3% in 1998 and 7% in 1997 due to downward market pressure. Sales volumes did not change significantly. In future years, this segment will also include hardboard products from the purchase of ABT.

SPECIALTY AND OTHER PRODUCTS

   The specialty and other products segment includes coatings and chemicals, cellulose insulation, Ireland operations, Alaska lumber and logging operations and other products. In 1998, sales for this segment decreased principally due to the sale of the Weather-Seal windows and doors division and Creative Point Inc. (which sold consumer electronic media storage devices) and two California distribution centers. The increase in other building products sales in 1997 was primarily due to the acquisitions of Associated Chemists, Inc. (coatings and chemicals) in mid-1996 and GreenStone Industries, Inc. (cellulose insulation) in early 1997 as well as increased sales from distribution facilities.

   Losses in the specialty and other products segment were primarily influenced by the KPC lumber and logging operations, which lost approximately $3 million in 1997 and 1998, $17 million in 1997 and $10 million in 1996. Additional losses were incurred in 1997 and 1998 as a result of market development efforts in the cellulose insulation business. Several non-strategic product lines in this segment were divested during 1998.

PULP

   Pulp segment operations in 1998 continued to be impacted by the world-wide over-capacity in the pulp industry and the Asian economic crisis. Asian markets historically comprised a significant market for pulp and the crisis caused demand, and thus pulp prices, to decline late in 1997, which continued into 1998. Average sales prices decreased 21% which contributed to the increased losses in 1998. Pulp sales volume decreased 27% as L-P's pulp mills took intermittent downtime during 1998 because of the weak markets. The single largest factor in the decline in pulp sales in 1997 was the closure in March 1997 of the pulp mill owned by L-P's Ketchikan Pulp Company (KPC) subsidiary. In 1997, pulp sales volumes decreased approximately 10%, and average selling prices dropped approximately 19%. Excluding KPC, L-P's remaining pulp business showed an increase of 11% in sales volume and a price decrease of approximately 6%. Pulp segment losses improved significantly in 1997 compared to 1996 due in large part to the shut-down of the KPC mill which had been suffering losses due to market conditions and changes in the timber supply contract. At the two remaining mills, L-P successfully cut its operating costs through a concentrated cost reduction effort, both from more efficient operations and a central purchasing program.

   L-P pulp products represent the majority of L-P's export sales. Therefore, the decline in pulp sales was the primary reason for L-P's decreased export sales in 1998 and 1997, both in amount and as a percent of total sales. Information regarding L-P's geographic segments and export sales are provided in
Note 10 to the financial statements.

GENERAL CORPORATE EXPENSE, NET

   Net general corporate expense was $94 million in 1998, compared to $80 million in 1997 and $52 million in 1996. Credits resulting from gains on the sales of miscellaneous assets of approximately $6 million in 1997 and $17 million in 1996 were netted into this expense. The remaining increase in each year is primarily attributable to increased sales and marketing personnel as the Company has focused on its customers, the addition of key personnel to implement management's strategies and a revision of allocation methods of certain administrative costs to product lines due to changes in the organization of the Company.

UNUSUAL CREDITS AND CHARGES, NET

   For a discussion of unusual credits and charges, net, refer to Note 7 to the financial statements.

INTEREST, NET

   In 1998, net interest expense of $13 million was down 55% from the 1997 expense of $29 million. Cash from asset sales was used to reduce debt levels and thus, net interest expense in 1998. Net interest expense rose significantly in 1997 as L-P borrowed funds to cover its settlement obligations and fund capital expenditures. Additionally, interest capitalized has decreased in 1998 and 1997 as construction projects have been completed.

LEGAL AND ENVIRONMENTAL MATTERS

   For a discussion of legal and environmental matters involving L-P and the potential effect on the Company, refer to Note 8 to the financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operations increased to $123 million in 1998 from $88 million in 1997, and $23 million in 1996. In 1998, the increase in cash provided by operations resulted primarily from improved operating results. The 1997 increase was primarily due to a settlement from the U.S. Government of $135 million for claims related to the KPC long-term timber supply contract. L-P paid out $113 million in 1998, $205 million in 1997 and $263 million in 1996 related to litigation settlements.

   Net cash provided by investing activities was $246 million in 1998 compared to net cash used in investing activities of $140 million in 1997 and $213 million in 1996. In 1998, L-P received proceeds of $368 million from the sale of assets, primarily timber and sawmill assets in California, the Weather-Seal division and Creative Point, Inc. In 1997 and 1996, L-P received $64 million and $62 million of cash for assets sold. In 1997 and 1996, L-P made significant investments in new OSB facilities. L-P has also spent significant amounts on environmental projects (such as pollution control equipment), upgrades of existing production facilities, timber to supply its operations and logging roads. Capital expenditures decreased in 1998 compared to the prior two years as L-P did not begin construction of any new mills.

   In 1998, L-P used a net $275 million of cash in financing activities. A total of $496 million was used to repay term and revolving loans and $67 million was used for treasury stock purchases. L-P borrowed $348 million in 1998, by issuing senior secured notes backed by notes receivable received in a separate asset sale transaction. L-P increased its net borrowings by $114 million in 1997 and $196 million in 1996. The borrowings financed the payments of settlement obligations and capital expenditures.

   L-P's liquidity improved in 1998 primarily as a result of the proceeds of the asset sales. Cash and cash equivalents totaled $127 million at the end of 1998 compared to $32 million at the end of 1997. L-P has a revolving credit facility of $300 million with no borrowings outstanding at year-end 1998 which is available until 2002. In early 1999, L-P used a portion of this credit facility and an additional $100 million bridge loan to fund the purchase of ABT. Subsequent to year-end, L-P filed a shelf registration statement for the placement of up to $500 million of debt securities.

   Inventories in L-P's balance sheet decreased $53 million, net property, plant and equipment decreased by $279 million and timber and timberlands decreased by $135 million. These changes were primarily related to the sale of assets discussed previously. L-P also wrote down the book value of its Chetwynd, B.C. pulp mill as further discussed in Note 7 to the financial statements.

   Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $368 million at December 31, 1998, of which $140 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described in Note 8 to the financial statements, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency reserves increased in 1998 as L-P revised its estimate of its liability for legal and environmental matters.

   L-P continues to be in a strong financial condition with a relatively low ratio of long-term debt as a percent of total capitalization. Management believes, with respect to its current operations, that year-end cash and cash equivalents balances combined with the available lines of credit, borrowings in the capital markets, and cash to be generated from operations will be sufficient to meet projected cash needs including the payments related to the siding litigation settlement referred to above.

   Pursuant to its business strategy, L-P selectively targets acquisitions that complement its core competencies and have strong growth prospects. Accordingly, L-P intends from time to time to consider possible acquisitions of other companies, businesses and assets. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, L-P will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

STOCK REPURCHASE PROGRAM

   On July 27, 1998, L-P announced a program to repurchase up to 20 million common shares from time to time in the open market. As of December 31, 1998, L-P had reacquired approximately 3.5 million shares for $66.5 million. L-P had approximately 107 million shares outstanding at year-end.

YEAR 2000 COMPLIANCE

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

   L-P recognizes the Year 2000 problem as a serious issue. As such, all in-house application development and purchases of third-party software contemplate the potential impact of the Year 2000. In the fall of 1997, L-P began a formal evaluation process related to Year 2000 exposure and readiness. Elements of this process include creation of a corporate-wide project team, oversight by a management steering committee, and regular reports on progress to senior management and the Board of Directors.

   As of year-end, all of L-P's business groups, facility locations, operations and corporate functions are covered by the Year 2000 project. The project team is staffed by full-time employees, contractors, and consultants as appropriate. Management is monitoring the progress of the project to ensure that proper methodology is being followed, that adequate controls are in place, and that appropriate steps are being taken to limit risk.

   The project is divided into three primary areas: (1) information systems; (2) manufacturing systems/building infrastructure; and (3) the evaluation of outside business partners (including major suppliers and customers). The general project tasks for each of the first two areas of emphasis include inventorying items that are exposed to Year 2000 issues, assessing the Year 2000 compliance of such items, remediation (through conversion, upgrades, replacement, or risk managed acceptance of non-compliant items), testing, and developing and implementing contingency plans for each business group and facility location. With respect to outside business partners, project phases include ascertaining L-P's major business partners, assessing their Year 2000 readiness, monitoring their progress, and developing contingency plans.

   L-P's information systems include such common business applications as payroll, human resources, sales order entry, inventory management, finance, and accounting. These applications will be addressed by either remediating current systems or replacement with industry standard, off-the-shelf software certified by the vendor to be Year 2000 compliant. L-P decided to replace its basic payroll, human resources and most accounting applications with an off-the-shelf package. The initial implementation of these modules was completed as of January 1, 1999. The project team has identified additional business critical applications and has completed the Year 2000 assessment of each of them. Currently, 29% of these applications require further remediation through system upgrades and/or replacements. All remediation of information systems is currently slated for completion by July 1999.

   With respect to L-P's manufacturing operations, the project is focused on surveying and, if necessary, remediating all computer-controlled and/or embedded devices used in the manufacturing process in nearly 75 plant facilities. Building infrastructure includes items such as heating and air conditioning systems, security access and alarm systems, telephones, and office equipment used in L-P's offices and plants. The inventory phase of the project with respect to manufacturing operations and infrastructure is 100 percent complete. More than 78 percent of the inventoried systems have been assessed for Year 2000 readiness, with completion of this phase scheduled for May 1999. Less than 1 percent of L-P's manufacturing systems and infrastructure assessed to date have been determined to require remediation. These remediation efforts are underway and are scheduled to be completed by July 1999. The costs associated with this component are expected to be immaterial to L-P's business and results of operations and will be included in normal ongoing maintenance.

   L-P also faces the risk of business disruption from outside business partners which may have information, manufacturing systems or infrastructure that are not Year 2000 compliant. As part of the Year 2000 project, L-P is evaluating critical business partners as to their Year 2000 readiness. The project team is monitoring the progress of these business partners in achieving Year 2000 compliance. Where risk is perceived to be present, L-P will seek to identify alternate business partners and to develop contingency plans to deal with any significant disruptions prior to December 1999.

   Despite the extensive efforts of L-P's project team, it is likely that unexpected problems associated with the Year 2000 issue will arise. The project team is working to identify areas of the greatest risk to L-P, that is, those areas which are critical to business operations and have limited backup alternatives. This process will include identifying, analyzing and developing plans for dealing with the most reasonably likely worst case scenario facing L-P. Contingency plans are being developed to minimize the disruptive effect of potential failures and to take corrective action as soon as possible. L-P's contingency planning process is scheduled to be completed by mid-1999.

   The total expense associated with achieving Year 2000 compliance and developing contingency plans is presently estimated to be approximately $5.5 million, of which approximately $1 million had been incurred by December 31, 1998. These expenses will be funded from operations. This does not include expenses and capital costs associated with replacing systems which L-P would have replaced regardless of Year 2000 issues, including a new human resources information system and a new core financial system. The costs and completion dates for the Year 2000 project discussed herein are based on management's best estimates, which were derived using numerous assumptions regarding future events, including continued availability of certain resources, remediation plans of business partners, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from expectations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

------------------------------------------------------------------------------------------------

dollar amounts in millions
------------------------------------------------------------------------------------------------

December 31                                                                  1998           1997
------------------------------------------------------------------------------------------------


Assets

Current assets:
Cash and cash equivalents                                               $   126.5      $    31.9
Accounts receivable,
   less reserves of $1.5 and $2.0                                           134.7          146.2
Inventories                                                                 205.7          258.8
Prepaid expenses                                                              8.1            8.9
Income tax refunds receivable                                                43.9           78.0
Deferred income taxes                                                        93.2           73.0
------------------------------------------------------------------------------------------------
   Total current assets                                                     612.1          596.8

Timber and timberlands,
   at cost less cost of timber harvested                                    499.0          634.2


Property, plant and equipment, at cost:
Land, land improvements and logging roads,
   net of road amortization                                                 150.4          185.6
Buildings                                                                   246.6          262.5
Machinery and equipment                                                   1,663.2        1,876.3
Construction in progress                                                     26.3          109.5
------------------------------------------------------------------------------------------------
                                                                          2,086.5        2,433.9
Less accumulated depreciation                                            (1,173.2)      (1,242.1)
------------------------------------------------------------------------------------------------

   Net property, plant and equipment                                        913.3        1,191.8

Goodwill, net of amortization                                                60.0           77.6

Notes receivable from asset sales                                           403.8           49.9

Other assets                                                                 30.9           28.1
------------------------------------------------------------------------------------------------
   Total assets                                                         $ 2,519.1      $ 2,578.4
================================================================================================

See Notes to Financial Statements.




dollar amounts in millions, except per share
------------------------------------------------------------------------------------------------
December 31                                                                  1998           1997
------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt                                        $   34.1       $   22.9
Short-term notes payable                                                        -           22.0
Accounts payable and accrued liabilities                                    192.5          234.4
Current portion of contingency reserves                                     140.0           40.0
------------------------------------------------------------------------------------------------
   Total current liabilities                                                366.6          319.3

Long-term debt, excluding current portion:
Limited recourse notes payable                                              396.5           47.9
Other debt                                                                   63.3          524.4
------------------------------------------------------------------------------------------------
   Total long-term debt                                                     459.8          572.3

Deferred income taxes                                                       203.6          178.6
Contingency reserves, excluding current portion                             228.0          184.0
Other long-term liabilities and minority interest                            38.3           38.0

Commitments and contingencies

Stockholders' Equity:
Common stock, $1 par value, 200,000,000 shares
   authorized, 116,937,022 shares issued                                    117.0          117.0
Preferred stock, $1 par value, 15,000,000 shares
   authorized, no shares issued                                                 -              -
Additional paid-in capital                                                  465.4          472.2
Retained earnings                                                           918.8          977.5
Treasury stock, 9,663,976 shares and 7,309,360
  shares, at cost                                                          (204.0)        (163.4)
Loans to Employee Stock Ownership Trusts                                    (28.8)         (37.7)
Accumulated comprehensive income (loss)                                     (45.6)         (79.4)
------------------------------------------------------------------------------------------------
   Total stockholders' equity                                             1,222.8        1,286.2
------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                            $2,519.1       $2,578.4
================================================================================================

See Notes to Financial Statements.

Consolidated Statements of Income

-------------------------------------------------------------------------------------------------
dollar amounts in millions, except per share
-------------------------------------------------------------------------------------------------
year ended December 31                                      1998           1997           1996
-------------------------------------------------------------------------------------------------

Net sales                                                 $2,297.1       $2,402.5       $2,486.0
-------------------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                              1,853.8        2,126.7        2,123.5
Depreciation and amortization                                143.8          142.8          150.6
Cost of timber harvested                                      41.6           41.1           41.2
Selling and administrative                                   183.3          180.4          139.7
Unusual credits and charges, net                              47.8           32.5          350.0
Interest expense,
   net of capitalized interest                                37.5           30.9           14.2
Interest income                                              (24.7)          (1.9)          (6.4)
--------------------------------------------------------------------------------------------------
   Total costs and expenses                                2,283.1        2,552.5        2,812.8

Income (loss) before taxes
   and minority interest                                      14.0         (150.0)        (326.8)
Provision (benefit) for income taxes                          15.8          (43.6)        (125.6)
Minority interest in net income
   (loss) of consolidated subsidiaries                        (3.8)          (4.6)           (.5)
--------------------------------------------------------------------------------------------------
Net income (loss)                                         $    2.0       $ (101.8)      $ (200.7)
==================================================================================================
Net income (loss) per share - basic
   and diluted                                            $     .02      $    (.94)     $   (1.87)
==================================================================================================
Cash dividends per share of common stock                  $     .56      $     .56      $     .56
==================================================================================================
Average shares of common stock
 (millions) Basic                                            108.4          108.5          107.4
==================================================================================================
   Diluted                                                   108.6          108.5          107.4
==================================================================================================

See Notes to Financial Statements.



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------
dollar amounts in millions
-------------------------------------------------------------------------------------------------
year ended December 31                                       1998           1997           1996
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $   2.0       $ (101.8)      $ (200.7)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation, amortization and
      cost of timber harvested                               185.4          183.9          191.8
   Unusual credits and charges, net                           61.2          216.6          350.0
   Cash settlements of contingencies                        (113.2)        (204.8)        (263.4)
   Other adjustments                                          11.2          (54.5)           3.8
   Decrease (increase) in receivables                         (3.8)          (4.0)          31.9
   Decrease (increase) in inventories                          7.1           12.8           31.1
   Decrease (increase) in income
      tax refunds receivable                                  33.7           21.8          (99.5)
   Decrease (increase) in prepaid
      expenses                                                (4.0)           4.7            1.4
   Increase (decrease) in accounts payable
      and accrued liabilities                                (64.2)          (1.8)          (1.6)
   Increase (decrease) in deferred
       income taxes                                            7.6           15.3          (22.0)
-------------------------------------------------------------------------------------------------
Net cash provided by operating
   activities                                                123.0           88.2           22.8

CASH FLOWS FROM INVESTING ACTIVITIES
Plant, equipment and logging road additions,
   including cash used in acquisitions                       (77.8)        (154.8)        (244.0)
Timber and timberland additions                              (44.7)         (49.7)         (22.0)
Assets sale proceeds                                         367.6           63.6           62.4
Other investing activities, net                                1.3            1.0           (9.1)
-------------------------------------------------------------------------------------------------
Net cash provided by
   (used in) investing activities                            246.4         (139.9)        (212.7)

CASH FLOWS FROM FINANCING ACTIVITIEs
Net decrease in short-term notes
   payable                                                   (22.0)         (13.4)         (12.9)
Long-term borrowings                                         348.6          228.4          262.7
Repayment of long-term debt                                 (473.9)        (101.0)         (53.4)
Cash dividends                                               (60.7)         (60.7)         (60.1)
Purchase of treasury stock                                   (66.5)          (2.9)             -
Loans to ESOTs                                               (15.0)             -              -
Treasury stock sold to ESOTs                                  15.0              -              -
Other financing activities, net                                (.3)           5.4            6.0
-------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                                     (274.8)          55.8          142.3
-------------------------------------------------------------------------------------------------
Net increase (decrease) in
   cash and cash equivalents                                  94.6            4.1          (47.6)
Cash and cash equivalents at beginning
   of year                                                    31.9           27.8           75.4
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $ 126.5       $   31.9       $   27.8
=================================================================================================

See Notes to Financial Statements.

Consolidated Statements of Stockholders' Equity dollar and share amounts in millions

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Additional
                                                       Common Stock                   Treasury Stock                         Paid-In
                                                   Shares          Amount          Shares          Amount                    Capital
                                                    --------------------------------------------------------------------------------

Balance as of December 31, 1995                     116.9          $117.0             8.6         $(192.7)                  $472.4
Net income (loss)                                       -               -               -               -                        -
Cash dividends, $.56 per share                          -               -               -               -                        -
Issuance of shares for employee
   stock plans and for other purposes                   -               -             (.4)            9.4                       .3
Employee Stock Ownership
   Trust contribution                                   -               -               -               -                        -
Currency translation adjustment                         -               -               -               -                        -
Other -                                                 -               -               -               -                        -

Other comprehensive income (loss)                       -               -               -               -                        -

Total comprehensive income (loss)                       -               -               -               -                        -

                                                    --------------------------------------------------------------------------------

Balance as of December 31, 1996                     116.9          $117.0             8.2         $(183.3)                  $472.7
Net income (loss)                                       -               -               -               -                        -
Cash dividends, $.56 per share                          -               -               -               -                        -
Issuance of shares for employee
   stock plans and for other purposes                   -               -            (1.0)           22.8                      (.5)
Purchase of treasury stock                              -               -              .1            (2.9)                       -
Employee Stock Ownership
   Trust contribution                                   -               -               -               -                        -
Currency translation adjustment                         -               -               -               -                        -
Pension liability adjustment                            -               -               -               -                        -
Other -                                                 -               -               -               -                        -

Other comprehensive income (loss)                       -               -               -               -                        -

Total comprehensive income (loss)                       -               -               -               -                        -

                                                    --------------------------------------------------------------------------------

Balance as of December 31, 1997                     116.9          $117.0             7.3         $(163.4)                  $472.2
Net income (loss)                                       -               -               -               -                        -
Cash dividends, $.56 per share                          -               -               -               -                        -
Issuance of shares for employee
   stock plans and for other purposes                   -               -            (1.1)           25.9                     (6.8)
Purchase of treasury stock                              -               -             3.5           (66.5)                       -
Employee Stock Ownership
   Trust contribution                                   -               -               -               -                        -
Currency translation adjustment                         -               -               -               -                        -
Pension liability adjustment                            -               -               -               -                        -
Other -                                                 -               -               -               -                        -

Other comprehensive income                              -               -               -               -                        -

Total comprehensive income                              -               -               -               -                        -

                                                    --------------------------------------------------------------------------------
Balance as of December 31, 1998                     116.9          $117.0             9.7         $(204.0)                  $465.4
                                                    ================================================================================

--------------------------------------------------------------------------------
                                    Accumulated           Total
       Retained         Loans to   Comprehensive   Stockholders'   Comprehensive
       Earnings            ESOTs   Income (Loss)          Equity   Income (Loss)
--------------------------------------------------------------------------------

      $1,400.8          $ (85.5)        $ (56.0)       $1,656.0
        (200.7)               -               -          (200.7)        $(200.7)
         (60.1)               -               -           (60.1)              -

             -                -               -             9.7               -

             -             23.9               -            23.9               -
             -                -               -               -             1.7
             -                -               -               -            (2.9)
                                                                        -------
             -                -            (1.2)           (1.2)           (1.2)
                                                                        -------
             -                -               -               -         $(201.9)
================================================================================


      $1,140.0          $ (61.6)        $ (57.2)       $1,427.6
        (101.8)               -               -          (101.8)        $(101.8)
         (60.7)               -               -           (60.7)              -

             -                -               -            22.3               -
             -                -               -            (2.9)              -

             -             23.9               -            23.9               -
             -                -               -               -           (15.0)
             -                -               -               -            (8.2)
             -                -               -               -             1.0
                                                                        -------
             -                -           (22.2)          (22.2)          (22.2)
                                                                        -------
             -                -               -               -         $(124.0)
--------------------------------------------------------------------------------


        $977.5          $ (37.7)        $ (79.4)       $1,286.2
           2.0                -               -             2.0             2.0
         (60.7)               -               -           (60.7)              -

             -            (15.0)              -             4.1               -
             -                -               -           (66.5)              -

             -             23.9               -            23.9               -
             -                -               -               -            37.1
             -                -               -               -            (4.2)
             -                -               -                              .9
                                                                        -------
             -                -            33.8            33.8            33.8
                                                                        -------
             -                -               -               -           $35.8
-------------------------------------------------------------------------------

        $918.8          $ (28.8)        $ (45.6)       $1,222.8
================================================================================

         See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.    Summary of Significant Accounting Policies

NATURE OF OPERATIONS

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

   A significant portion of L-P's sales are derived from wood-based structural products, including oriented strand board, plywood, lumber, engineered I-joists and laminated veneer lumber. See Note 10 to the financial statements for further information.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in footnotes entitled "Income Taxes," "Retirement Plans," "Stock Options and Plans," "Unusual Credits and Charges, Net" and "Contingencies."

PRINCIPLES OF PRESENTATION

   The   consolidated    financial    statements   include   the   accounts   of
Louisiana-Pacific   Corporation  and  all  of  its  subsidiaries   (L-P),  after
elimination of intercompany balances and transactions.

EARNINGS PER SHARE

   Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the periods. The effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) is not included in the calculation of diluted earnings per share for years in which losses are reported because the effect is anti-dilutive. Shares held by L-P's Employee Stock Ownership Trusts (ESOTs) which were acquired by the ESOTs on or after January 1, 1994 and have not been allocated to participants' accounts, are not considered outstanding for purposes of computing earnings per share (1,206,671 shares at December 31, 1998, 763,786 shares at December 31, 1997 and 1,073,251 shares at December 31, 1996).

CASH AND CASH EQUIVALENTS

   L-P considers all highly liquid securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash paid during 1998, 1997 and 1996 for interest (net of capitalized interest) was $40.5 million, $29.2 million and $13.4 million. Net cash received during 1998, 1997 and 1996 for income taxes was $25.5 million, $80.7 million and $4.1 million.

   L-P invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. In addition, L-P generally holds its cash investments until maturity and is therefore not subject to significant market risk.

INVENTORY VALUATION

   Inventories are valued at the lower of cost or market. Inventory costs include material, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. Inventory quantities are determined on the basis of physical inventories, adjusted where necessary for intervening transactions from the date of the physical inventory to the end of the year. The major types of inventories are as follows:

-------------------------------------------------------------------------------
dollar amounts in millions
-------------------------------------------------------------------------------
December 31                                 1998           1997
-------------------------------------------------------------------------------

Logs                                      $ 89.8         $112.4
Lumber                                      16.0           37.6
Panel products                              49.4           56.6
Other building products                     47.3           82.1
Pulp                                        14.9           15.3
Other raw materials                         23.5           25.1
Supplies                                    17.4           21.3
LIFO reserve                               (52.6)         (91.6)
-------------------------------------------------------------------------------
   Total                                  $205.7         $258.8
===============================================================================

   A reduction in LIFO inventories in 1998 resulted in a reduction of cost of sales of $15.8 million.

TIMBER

   L-P follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Cost of timber harvested includes not only the cost of fee timber, but also the amortization of the cost of long-term timber deeds.

PROPERTY, PLANT, AND EQUIPMENT

   L-P principally uses the units of production method of depreciation for machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line rates for the principal classes of property range from approximately 5 percent to 20 percent.

   Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

   L-P capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 1998, 1997 and 1996 was $1.6 million, $4.8 million and $7.1 million.

   L-P adopted American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," in 1998. SOP 98-5 requires the cost of start-up activities and organization costs to be expensed as incurred. Start-up costs written off in 1998 were $3.5 million. No start-up costs were deferred in 1997 and $3.8 million were deferred during 1996.

STOCK-BASED COMPENSATION

   Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

ASSET IMPAIRMENTS

   Long-lived assets to be held and used by the Company and goodwill are reviewed for impairment when events and circumstances indicate costs may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value is written down to its estimated realizable value. Assets to be disposed of are written down to their estimated fair value, less sales costs. See Note 7 to the financial statements for a discussion of charges in 1998, 1997 and 1996 related to impairments of property, plant and equipment.

DERIVATIVE FINANCIAL INSTRUMENTS

   In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133 will be effective for L-P beginning January 1, 2000. L-P is currently determining the impact this statement will have on the Company's financial statements and related disclosures.

FOREIGN CURRENCY TRANSLATION

   Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown in stockholders' equity under "Accumulated Comprehensive Income (Loss)."


GOODWILL

   Goodwill has resulted from acquisitions and is being amortized on a straight-line basis over 10 to 25 years. The amortization period of goodwill is periodically reviewed by the Company. Accumulated amortization was $8.6 million and $11.7 million at December 31, 1998 and 1997.

NOTES RECEIVABLE

   Notes receivable from asset sales are related to transactions which occurred during 1997 and 1998. These notes provide collateral for L-P's limited recourse notes payable (see Note 4 to the financial statements).

   In 1997, the Company received $49.9 million in notes from a third party. The notes are due in principal payments of $20 million in 2008, $20 million in 2009, and $9.9 million in 2012. Interest is to be received in semi-annual installments with rates varying from 5.62% to 7.5%.

   In 1998, L-P received $353.9 million in notes from a third party. The notes are due in principal payments of $70.8 million in 2006, $54.3 million in 2008, $115.1 million in 2010, $91.4 million in 2013 and $22.3 million in 2018. The weighted average interest rate of the notes is 7%.

   L-P believes the carrying value of these notes approximates fair value at December 31, 1997 and believes the fair value at December 31, 1998 is approximately $410 million.

RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Accounts Payable and Accrued Liabilities

-------------------------------------------------------------------------
dollar amounts in millions
-------------------------------------------------------------------------
December 31                                       1998           1997
-------------------------------------------------------------------------

Accounts payable                                $127.3         $153.0
Salaries and wages payable                        23.0           27.4
Taxes other than income taxes                      5.0            8.7
Workers' compensation                             13.1           13.5
Other accrued liabilities                         24.1           31.8
-------------------------------------------------------------------------
                                                $192.5         $234.4
=========================================================================

3.    Income Taxes

Income (loss) before taxes and minority interest was taxed under the following jurisdictions:

--------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------
year ended December 31                   1998           1997           1996

Domestic                                $  .1        $ (87.0)       $(255.1)
Foreign                                  13.9          (63.0)         (71.7)
                                        -----        -------        -------
                                        $14.0        $(150.0)       $(326.8)
                                        =====        =======        =======

   Provision (benefit) for income taxes includes the following:

--------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------
year ended December 31                   1998           1997         1996
--------------------------------------------------------------------------------

Current tax provision (benefit):
   U.S. federal                       $   3.1       $  (65.0)     $(87.4)
   State and local                         .3           (4.3)      (10.0)
   Foreign                               (1.3)           3.6        12.2
Total current tax provision           -------       --------      ------
 (benefit)                            $   2.1       $  (65.7)     $(85.2)
                                      =======       ========      ======
Deferred tax provision (benefit):
   U.S. federal                       $  59.6       $   32.2        $2.6
   State and local                        6.3            3.4          .3
   Foreign                              (52.2)         (13.5)      (43.3)
                                      -------       --------      ------
Total deferred tax provision
 (benefit)                            $  13.7       $   22.1      $(40.4)
                                      =======       ========      ======

   The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

--------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------
December 31                                             1998           1997


Property, plant and equipment                       $  116.6       $  134.0
Timber and timberlands                                 148.0          166.2
Inventories                                             (1.3)          (4.2)
Accrued liabilities                                   (101.4)         (84.1)
Contingency reserves                                  (142.4)         (86.7)
Benefit of capital loss and NOL carryovers             (28.0)         (27.8)
Benefit of foreign ITC carryover                       (61.0)         (62.3)
Benefit of U.S. alternative minimum tax
  credit                                               (20.0)             -
Installment sale gain deferral                         147.1           18.5
Other 14.8                                              13.8
Valuation allowance                                     38.0           38.2
--------------------------------------------------------------------------------
Net deferred tax liability                             110.4          105.6
Less net current deferred tax assets                   (93.2)         (73.0)
--------------------------------------------------------------------------------
Net noncurrent deferred tax liabilities             $  203.6       $  178.6
================================================================================

   L-P's Canadian subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$93 million (Canadian dollars). These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$16 million in 1999, C$6 million in 2001, C$50 million in 2002, C$3 million in 2003, C$4 million in 2004, C$13 million in 2005 and C$1 million in 2006. The $28 million of capital loss and net operating loss (NOL) carryovers included in the above table consists of $22 million of state NOL carryovers which will expire in various years through 2013, and $6 million of Canadian capital loss carryovers which will not expire.

   U.S. taxes have not been provided on foreign subsidiaries' earnings of approximately $31.7 million which are deemed indefinitely reinvested.
Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical.

   The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

--------------------------------------------------------------------------------
year ended December 31                  1998           1997           1996
--------------------------------------------------------------------------------

Federal tax rate                           35%          (35)%          (35)%
State and local income taxes                4            (4)            (4)
Nondeductible fines                        51             -              -
Foreign tax credits used                  (35)            -              -
Other foreign tax effects                  19             6              -
Nondeductible goodwill                     41            (1)             -
Other, net                                 (2)            5              1
--------------------------------------------------------------------------------
                                          113%          (29)%          (38)%
================================================================================

4.       Long-term Debt

------------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------------------------------------
                                                                 Interest Rate
                                                                  at Dec. 31,                       December 31,
                                                                     1998                    1998                  1997

Limited recourse notes payable -
  Senior secured notes, payable 2008-2012,
    interest rates fixed                                           7.1-7.5%                 $ 47.9                $ 47.9
  Senior secured notes, payable 2006-2018,
    interest rates fixed                                           6.8-7.3                   348.6                     -
Project bank financing -
  Waterford, Ireland, OSB plant,
  payable in Irish pounds through 2003,
  interest rate variable                                               7.3                    28.1                  32.9
Project revenue bond financings,
  payable through 2009, interest rates
   variable                                                        4.4-7.3                    25.6                  26.0
Employee Stock Ownership Trust (ESOT) Loans
  Hourly ESOT, payable annually through 1999,
    interest rate fixed                                                8.3                     8.5                  17.0
  Salaried ESOT, payable annually through 1999,
    interest rate variable                                             4.5                     6.0                  12.0
Bank credit facility
  Revolving credit facility, expires
    in 2002, interest rate variable                                      -                       -                 300.0
  Term loan facility, repaid in 1998                                     -                       -                 125.0
Montrose penalty liability,
  payable 2000-2002, interest
  rate fixed                                                           5.4                    25.0                     -
Other, including capital lease obligations,
  payable in varying amounts through 2010,
  interest rates vary                                              4.3-7.0                     4.2                  34.4
------------------------------------------------------------------------------------------------------------------------
  Total                                                                                      493.9                 595.2
Less current portion                                                                         (34.1)                (22.9)
------------------------------------------------------------------------------------------------------------------------
  Net long-term debt                                                                        $459.8                $572.3
========================================================================================================================

   L-P believes the carrying amounts of long-term debt approximate fair market value with the exception of limited recourse notes payable which L-P believes have a fair value of approximately $402 million at December 31, 1998. Project bank financings are typically secured by the underlying assets of the related project. The limited recourse notes payable are collateralized by notes receivable from asset sales. Many of L-P's loan agreements contain lender's standard covenants and restrictions. L-P was in compliance with all of the covenants and restrictions of these agreements at December 31, 1998. The exchange rate for the Irish pound was 1.48 U.S. dollars per pound at December 31, 1998.

   L-P issued $348.6 million of senior debt in June 1998 in a private placement to institutional investors. The notes mature in principal amounts of $69.7 million in 2006, $53.5 million in 2008, $113.4 million in 2010, $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $353.9 million of notes receivable from Simpson Timber Company. In the event of a default by Simpson, L-P would only be liable to pay 10% of the notes payable.

   At December 31, 1998, L-P had a $300 million unsecured facility with a group of banks which expires in 2002. L-P pays a commitment fee on the unused portion and there were no outstanding borrowings at year-end. Additionally, L-P's subsidiary L-P Canada Ltd. has a $30 million (Canadian) revolving credit facility. L-P Canada Ltd. pays a commitment fee on the unused portion but had no borrowings outstanding against the line at year-end.

   The weighted average interest rate for all debt at December 31, 1998 and 1997 was 6.8 percent and 6.4 percent. Required repayment of principal for long-term debt is as follows:

------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------
year ended December 31

1999                                                      $ 34.1
2000                                                        14.5
2001                                                        14.5
2002                                                        14.3
2003                                                         4.4
2004 and after                                             412.1
------------------------------------------------------------------------
Total                                                     $493.9
========================================================================

   See Note 11 to the financial statements for a discussion of a proposed debt offering subsequent to year-end.


5.    Retirement Plans

   L-P maintains tax-qualified Employee Stock Ownership Trusts (ESOTs) for eligible salaried and hourly employees in the U.S. under which 10 percent of the eligible employees' annual earnings are contributed to the trusts. Approximately 7,800 L-P employees participate in the ESOTs.

   The annual allocation of shares to participant accounts and compensation expense are generally based on the ESOTs' cost of the shares. However, as required, compensation expense for shares purchased by the ESOTs after 1993 is based on the market value of the shares at the time of allocation. L-P's ESOTs held a total of approximately 10.8 million shares at December 31, 1998 of which approximately 9.6 million were allocated to participants' accounts. ESOT expense is included in the retirement plan expense table below.

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

   L-P also has a number of defined benefit pension plans covering its hourly employees, most of which are frozen. Contributions to these plans are based on actuarial calculations of amounts to cover current pension and amortization of prior service costs over periods ranging from 10 to 20 years. Contributions to multiemployer defined benefit plans are specified in applicable collective bargaining agreements.

   L-P also has a Supplemental Executive Retirement Plan (SERP), a non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years prior to retirement. The projected benefit obligation was $2.3 million at December 31, 1998. Expense for this plan is included in the retirement plan expense table below. L-P established a grantor trust to informally provide funding for the benefits payable under the SERP and a deferred compensation plan. During 1998, L-P contributed $4.4 million to the trust. The funds were invested in corporate-owned life insurance policies. At December 31, 1998, the trust assets were valued at $8.6 million and are included in other assets in L-P's consolidated balance sheet.

   The status of L-P administered qualified defined benefit pension plans is as follows:

-----------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
-----------------------------------------------------------------------------------------------------------------------
December 31                                             1998                                         1997
                                         ------------------------------------------------------------------------------
                                            Plan with             Plan with             Plan with             Plan with
                                            assets in           accumulated             assets in           accumulated
                                            excess of              benefits             excess of               benefits
                                          accumulated             in excess           accumulated             in excess
                                             benefits             of assets              benefits             of assets

Projected and accumulated
   benefit obligation                           $11.8                $110.6               $11.2                 $103.2
Plan assets                                      13.9                  93.0                13.2                   89.1
-----------------------------------------------------------------------------------------------------------------------
   Net funded (unfunded)
     status                                       2.1                 (17.6)                2.0                  (14.1)
Unrecognized asset at
     transition                                     -                  (4.9)                (.3)                  (6.5)
Unrecognized net loss
     and other                                    3.7                  34.8                 3.9                   29.3
Adjustment to recognize
   minimum liability                                -                 (29.9)                  -                  (22.9)
-----------------------------------------------------------------------------------------------------------------------
Net prepaid (accrued)
   pension expense                               $5.8                $(17.6)               $5.6                 $(14.2)
=======================================================================================================================

   Retirement plans changes and components are as follows:

--------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------
December 31                                                 1998           1997
--------------------------------------------------------------------------------

Change in Benefit Obligation
Benefit obligation - January 1                              $114           $104
Service cost                                                   1              -
Interest cost                                                  8              8
Actual (gain)/loss                                             5              6
Benefits paid                                                 (6)            (4)
--------------------------------------------------------------------------------
Benefit obligation - December 31                            $122           $114
================================================================================

Change in Assets
Fair value of assets - January 1                            $102           $100
Actual return on plan assets                                   8              6
Employer contribution                                          3              -
Participation contribution                                     -              -
Benefits paid                                                 (6)            (4)
--------------------------------------------------------------------------------
Fair value of assets - December 31                          $107           $102
================================================================================

Reconciliation of Funded Status
Funded status                                               $(15)          $(12)
Unrecognized actuarial (gain)/loss                            37             31
Unrecognized prior service cost                                1              2
Unrecognized obligation (asset)                               (5)            (7)
--------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                              $ 18           $ 14
================================================================================

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost                                        $  6           $  5
Accrued benefit liability                                    (18)           (14)
Deferred tax asset                                            12              9
Accumulated other comprehensive income                        18             14
--------------------------------------------------------------------------------
Net amount recognized                                       $ 18           $ 14
================================================================================

   The actuarial assumptions used to determine pension expense and the funded status of the plans were: a discount rate on benefit obligations of 6.75% in 1998, 7.25% in 1997 and 7.75% in 1996; and an 8.75% expected long-term rate of return on plan assets for all three years.

   Retirement plan expense included the following components:

------------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------------
Year ended December 31                                        1998           1997           1996
------------------------------------------------------------------------------------------------

Benefits earned by employees                                 $ 1.1         $   .2        $    .5
Interest cost on projected benefit
 obligation                                                    7.9            7.9            8.3
Return on plan assets                                         (9.2)          (9.0)         (10.9)
Net amortization and deferral                                  (.5)          (1.0)          (1.7)
------------------------------------------------------------------------------------------------
Net periodic pension expense (income)                          (.7)          (1.9)          (3.8)
Expense related to ESOTs, multiemployer,
   defined contribution and non-qualified
   plans                                                      26.0           28.8           29.1
Loss from settlement of pension plan                             -            7.3              -
------------------------------------------------------------------------------------------------
Net retirement plan expense                                  $25.3          $34.2          $25.3
================================================================================================

   The assets of the plans at December 31, 1998 and 1997 consist of government obligations, equity securities and cash and cash equivalents.

   L-P has several plans which provide minimal postretirement benefits other than pensions. Net expense related to these plans was not significant. L-P does not generally provide post-employment benefits.


6.    Stock Options and Plans

   The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans for grants on or after January 1, 1995. As permitted by SFAS 123, L-P has elected to adopt only the disclosure provisions of the standard and has therefore recorded no compensation expense for certain stock option plans and all stock purchase plans. Had compensation expense for L-P's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methodology of SFAS 123, L-P's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------------------------
year ended December 31                                        1998           1997          1996
--------------------------------------------------------------------------------------------------

Net income (loss)
As reported                                                  $ 2.0        $(101.8)       $(200.7)
Pro forma                                                     (4.0)        (108.6)        (206.0)

Net income (loss) per share
As reported                                                  $  .02       $   (.94)      $  (1.87)
Pro forma                                                      (.04)         (1.00)         (1.92)
--------------------------------------------------------------------------------------------------

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the following assumptions: a 2.5 percent to 3.2 percent dividend yield; expected volatility of 39 percent in 1998, 27 percent in 1997 and 27 percent in 1996; and a risk free interest rate of 5.3 percent in 1998, 6.6 percent in 1997 and 6.7 percent in 1996.

STOCK OPTION PLANS

   L-P grants options to key employees to purchase L-P common stock. Past options were granted at 85 to 100 percent of market price at the date of grant. The current stock award plan requires that options be granted at 100 percent of market price at the date of grant. The options become exercisable over 3 or 5 years beginning one year after the grant date and expire 5 or 10 years after the date of grant. At December 31, 1998, 4.9 million shares were available under the current stock award plan for future option grants and all other stock-based awards.

   Changes in options outstanding and exercisable were as follows:

-------------------------------------------------------------------------------------------------
share amounts in thousands                                           Number of Shares
-------------------------------------------------------------------------------------------------
year ended December 31                                        1998           1997           1996
-------------------------------------------------------------------------------------------------

Options outstanding at January 1                             2,373          1,678          1,370
Options granted                                                905            928            635
Options exercised                                             (113)          (155)          (196)
Options canceled                                              (342)           (78)          (131)
-------------------------------------------------------------------------------------------------
Options outstanding at December 31                           2,823          2,373          1,678
=================================================================================================
Options exercisable at December 31                           1,170            912            763
=================================================================================================
                                                             Weighted Average Price Per Share
-------------------------------------------------------------------------------------------------
year ended December 31                                        1998           1997           1996
-------------------------------------------------------------------------------------------------

EXERCISE PRICE
Options granted                                             $ 19.09        $ 19.97         $22.18
=================================================================================================
Options exercised                                           $ 14.85        $ 13.91         $12.13
=================================================================================================
Options canceled                                            $ 21.08        $ 24.21         $21.39
=================================================================================================
Options outstanding                                         $ 18.11        $ 21.09         $21.14
=================================================================================================
Options exercisable                                         $ 21.41        $ 21.09         $19.05
=================================================================================================
FAIR VALUE AT DATE OF GRANT
Options granted                                             $  5.73        $  6.05         $ 8.38
=================================================================================================

PERFORMANCE-CONTINGENT STOCK AWARDS

   L-P has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of L-P common stock determined by comparing L-P's cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the award. Awards are granted at a target share level. Depending on L-P's four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target.

   Changes in performance-contingent stock awards were as follows:

-------------------------------------------------------------------------
                                                     Number of Shares
-------------------------------------------------------------------------
year ended December 31                               1998           1997
-------------------------------------------------------------------------

Target shares - awards outstanding at
  January 1                                        54,569              -
Target shares - awards granted                     64,064         54,569
Target shares - awards cancelled                  (21,263)             -
-------------------------------------------------------------------------
Target shares - awards outstanding at
  December 31                                      97,370         54,569
=========================================================================

STOCK PURCHASE PLANS

   L-P offers employee stock purchase plans to most employees. Under each plan, employees may subscribe to purchase shares of L-P stock over 24 months at 85 percent of the market price. At December 31, 1998, 336,769 shares and 276,761 shares were subscribed at $17.72 and $18.89 per share under the 1998 and 1997 Employee Stock Purchase Plans. During 1998, L-P issued 150,601 shares to employees at an average price of $18.59 under all Employee Stock Purchase Plans.


7.    Unusual Credits and Charges, Net

   The major components of "Unusual Credits and Charges, Net" in the statements of income for the years ended December 31, were as follows:

-----------------------------------------------------------------------------
dollar amounts in millions
-----------------------------------------------------------------------------
year ended December 31                     1998           1997           1996
-----------------------------------------------------------------------------

Additions to contingency reserves      $(284.5)       $(169.0)       $(100.0)
Long-lived asset impairment charges     (162.9)         (35.0)        (187.7)
Gain on asset sales                      381.3           55.6              -
Gain on insurance recoveries              28.4              -              -
Gain on contract settlement                  -          135.0              -
Severance and other                      (10.1)         (19.1)         (62.3)
-----------------------------------------------------------------------------
                                        $(47.8)        $(32.5)       $(350.0)
=============================================================================

1998
----

   In 1998, L-P increased its reserves for litigation and environmental liabilities by $284.5 million. Of this total, $257.7 million related to adjustments to current estimates of liabilities for product-related litigation and legal costs, including enhancements to the national siding class-action settlement. Current estimates are based on management's regular monitoring of changes in the facts and circumstances surrounding the various legal and environmental matters and related accruals. Additional charges were taken for the settlement of the Montrose criminal matter and adjustments to current estimates of environmental liabilities and other litigation. See Note 8 to the financial statements for a further discussion of significant litigation and environmental matters.

   L-P recorded long-lived asset impairment charges totaling $162.9 million on its pulp mill in Chetwynd, British Columbia, a roof shake plant in California, logging roads in Alaska and the assets of the Creative Point, Inc. subsidiary. As part of the process of disposing of or liquidating the Chetwynd pulp mill, L-P determined that the net realizable value of the assets was less than the carrying cost. Although management is aggressively pursuing disposal or liquidation, due to market conditions the timing of such disposal or liquidation is not presently determinable. The total asset write-down related to Chetwynd was $136.1 million, including the cumulative translation adjustment of $50.2 million previously recorded within stockholders' equity. The operating loss of this facility in 1998 was approximately $23 million. The roof shake plant was part of the portfolio of California assets announced for sale in October 1997. After various attempts to dispose of the assets, L-P decided to permanently shut down the operation which resulted in an additional write-down of $14.8 million. The operating loss of this facility was approximately $5 million in 1998. The logging roads in Alaska are assets which will be held and used, primarily in 1999. Based on the planned operating budget of the Alaska operations, it was determined that a write-down of $10.0 million was necessary to reduce the carrying amount of the assets to the recoverable value. The operating results for these specific assets are not identifiable. The write-down of the Creative Point, Inc. subsidiary assets was $2 million which was determined at the time L-P entered into an agreement to sell the assets. The asset sale occurred in 1998. The operating loss of this subsidiary was approximately $4 million in 1998. The net carrying amount of the above assets to be disposed of was approximately $87 million after the write-downs were recorded.

   In 1998, L-P recorded gains on the sale of assets in the amount of $381.3 million. Total proceeds from the sale of assets were $729.0 million, consisting of $367.6 million of cash and $361.4 million of notes receivable. Assets sold during the year were primarily those identified for sale in 1997, including timber and timberlands, sawmills and distribution centers in California, and the Weather-Seal window and door operations.

   L-P recovered $28.4 million, net of certain professional fees, from several of its insurance carriers for costs incurred in defending and settling the product class-action lawsuits.

   Charges for severance and other costs, primarily at the roof shake plant, totaled $10.1 million in 1998. The severance charges were $.5 million for approximately 110 employees of the roof shake facility (as of December 31, 1998 $.3 million had been paid and charged against the liability). Included in the total are inventory write-downs and other shut-down related costs at the roof shake plant totaling $6.1 million. Additionally, L-P wrote off $3.5 million of deferred start-up costs upon adoption of a new accounting standard.

1997
----

   In 1997, L-P increased its reserves for litigation and environmental liabilities by $169.0 million. Of this total, $165.0 million related to adjustments to then current estimates of liabilities for product-related litigation and legal costs (these estimates were subsequently revised in 1998). Additional charges of $4 million were taken for adjustment of environmental liabilities in Alaska. See Note 8 to the financial statements for a further discussion of significant litigation and environmental matters.

   L-P recorded long-lived asset impairment charges totaling $35.0 million on the assets of its subsidiary in Ireland and the roof shake plant in California (this estimate was subsequently revised in 1998). L-P began reviewing options for disposing of the assets in Ireland and determined that an impairment charge was appropriate. Although management is aggressively pursuing disposal options, the timing of such disposal is not presently determinable. The total asset write-down for this facility was $15.0 million. L-P's share of this subsidiary's loss in 1997 was approximately $5 million. The roof shake plant was part of the portfolio of California assets announced for sale in October 1997. As discussed above, this asset was not sold due to market conditions and was permanently shut-down in 1998. Based on then current estimates, the asset was written-down $20 million. The operating loss of this facility was approximately $4 million in 1997. The net carrying amount of the above assets to be disposed of was approximately $64 million after the write-downs were recorded.

   In 1997, L-P recorded gains on the sale of assets in the amount of $55.6 million. The gains resulted from the sale of tracts of timber and timberland in California.

   L-P's Ketchikan Pulp Company subsidiary (KPC) recorded a gain of $135.0 million to reflect the initial proceeds received under a settlement agreement with the U.S. Government over KPC's claims of damages related to its long-term timber supply contract in Alaska.

   Charges for severance and other costs totaled $19.1 million in 1997. Adjustments to charges for the closure of KPC operations, originally announced in 1996, amounted to $10.3 million, including a credit adjustment to estimated severance amounts of $3.5 million. The remaining amount of $8.8 million related to accruals for other costs incurred.

1996
----

   In 1996, L-P increased its reserves for litigation and environmental liabilities by $100.0 million. Of this total, $45.0 million related to the net settlement cost of shareholder class-action litigation. Liabilities for product-related litigation and legal costs were adjusted to then current estimates which resulted in charges of $40.0 million (these estimates were subsequently revised in 1997 and 1998). A charge for environmental costs of $15.0 million related to the shut-down of KPC operations was also taken in 1996.

   L-P recorded long-lived asset impairment charges totaling $187.7 million related to the KPC operations, nine sawmills in various states, two OSB plants, two fiber gypsum plants, two plants in Mexico and certain other equipment throughout L-P's operations. L-P's management determined that these facilities were non-strategic and therefore would be either sold or liquidated. The write-downs by class of asset were $125.0 million related to KPC assets, $5.7 million related to sawmills, $15.8 million related to OSB plants, $17.5 million related to Canadian pulp operations, $15.0 million related to fiber gypsum plants and $8.7 million related to other plants and equipment. The identifiable losses related to these impaired assets totaled approximately $64 million in 1996. The net carrying amount of the above assets to be disposed of was approximately $82 million after the write-downs were recorded.

   Charges for severance and other costs totaled $62.3 million in 1996. Of this total, $33.2 million related to the announced shut-down of KPC operations, including $15 million for severance of approximately 830 employees. Of this charge, $2.0 million, $7.7 million and $.1 million was paid and charged against the liability in 1998, 1997 and 1996 and $1.7 million remains in the liability at the end of 1998. As noted above, the liability for severance was revised in 1997. Inventory write-downs totaled $16.7 million, which were also primarily related to the announced closure of KPC operations. The remaining amount of $12.4 million related to accruals for other costs incurred.


8.    Contingencies

ENVIRONMENTAL PROCEEDINGS

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

   As part of the agreements, KPC is in the process of studying Ward Cove, the body of water adjacent to the former mill site, to determine whether cleanup of cove sediments is necessary. KPC may be required to spend approximately $4 to $6 million in addition to the approximately $2 million already spent on this project, as part of the $20 million discussed above.

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

   Certain L-P plant sites have, or are suspected of having, substances in the ground or in the groundwater underlying the sites that are considered pollutants. Appropriate corrective action or plans for corrective action are underway. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels as well as insurance coverage under all applicable policies.

   L-P maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $27.9 million and $29.3 million at December 31, 1998 and 1997, respectively. Due to the nature of these liabilities, uncertainty exists in the reliability and precision of the estimates because the facts and circumstances surrounding each contingency vary significantly from case to case. L-P continually monitors its estimated exposure for environmental liabilities and adjusts its accrual accordingly. As additional information about the environmental contingencies becomes known, L-P's estimate of its liability for environmental loss contingencies may change significantly, although no estimate of the range of any potential adjustment of the liability can be made at this time. L-P cannot estimate the time frame over which these accrued amounts are likely to be paid out. A portion of L-P's environmental reserve is related to liabilities for cleanup of properties which are currently owned or have been owned in the past by L-P. Certain of these sites are subject to cost sharing arrangements with other parties who were also involved in the site. L-P does not believe that any of these cost sharing arrangements will result in additional material liability to L-P due to non-performance by the other party.

   Although L-P's policy is to comply with all applicable environmental laws and regulations, the Company has, in the past, been required to pay fines for non-compliance. In some instances, litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Based on the information currently available, management believes that any fines, penalties or other losses resulting from the matters discussed above in excess of the reserve for environmental loss contingencies will not have a material adverse effect on the business, financial position, results of operations, cash flows or liquidity of L-P.


COLORADO CRIMINAL PROCEEDINGS

   In June 1995, a federal grand jury returned an indictment in the U.S. District Court in Denver, Colorado, against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. In connection with entering a guilty plea as to certain criminal violations in May 1998, L-P agreed to pay total penalties of $37 million (including making $500,000 in charitable contributions), of which $12 million has been paid, and was sentenced to five years of probation. The $25 million balance of the fine is payable in three equal installments, together with accrued interest, beginning July 1, 2000 and is secured by a statutory lien. All remaining charges against L-P were dismissed.

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

   The United States District Court for the District of Oregon gave final approval to a settlement between L-P and a nationwide class composed of all persons who own, have owned, or subsequently acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator, is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

   A claimant who is dissatisfied with the amount to be paid under the settlement may elect to pursue claims against L-P in a binding arbitration seeking compensatory damages without regard to the amount of payment calculated under the settlement protocol. A claimant who elects to pursue an arbitration claim must prove his entitlement to damages under any available legal theory, and L-P may assert any available defense, including defenses that otherwise had been waived under the settlement agreement. If the arbitrator reduces the damage award otherwise payable to the claimant because of a finding of improper installation, the claimant may pursue a claim against the contractor/builder to the extent the award was reduced.

   The settlement requires L-P to pay $275 million into the settlement fund in seven annual installments beginning in mid-1996: $100 million, $55 million, $40 million, $30 million, $20 million, $15 million, and $15 million. As of December 31, 1998, L-P had funded the first three installments. L-P also had funded a significant portion of the last four installments through the Early Payment Program discussed below. If at any time after the fourth year of the settlement period the amount of approved claims (paid and pending) were to equal or exceed $275 million, then the settlement agreement would terminate as to all claims in excess of $275 million unless L-P timely elects to provide additional funding within 12 months thereafter equal to the lesser of (i) the excess of unfunded claims over $275 million or (ii) $50 million and, if necessary to satisfy unfunded claims, a second payment within 24 months equal to the lesser of (i) the remaining unfunded amount or (ii) $50 million. If the total payments to the settlement fund are insufficient to satisfy in full all approved claims filed prior to January 1, 2003, then L-P may elect to satisfy the unfunded claims by making additional payments into the settlement fund at the end of each of the next two 12-month periods or until all claims are paid in full, with each additional payment being in an amount equal to the greater of (i) 50 percent of the aggregate sum of all remaining unfunded approved claims or (ii) 100 percent of the aggregate amount of unfunded approved claims, up to a maximum of $50 million. If L-P fails to make any such additional payment, all class members whose claims remain unsatisfied from the settlement fund may pursue any available legal remedies against L-P without regard to the release of claims provided in the settlement agreement.

   If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of December 31, 1998, approximately $5.8 million remained of the $195 million paid into the fund to date.

   The claims submitted to the claims administrator to date substantially exceed the $275 million of payments that L-P is required to make under the settlement agreement. As calculated under the terms of the settlement, claims submitted and inspected exceeded $500 million at December 31, 1998 compared to $475 million at September 30, 1998. Both figures include approximately $18 million of claims paid directly by L-P to claimants under the settlement agreement prior to the establishment of the settlement fund. L-P has not decided whether it will provide the optional funding discussed above in excess of the required $275 million after the fourth year of the settlement, to the extent that it still remains an issue following implementation of the Early Payment Program and Second Settlement Fund discussed below, under which L-P effectively has paid a substantial portion of the claims that otherwise potentially would have been payable out of the first two $50 million optional payments. Under the terms of the settlement, L-P must make a decision regarding the optional funding by August 2000. As an alternative to making additional payments, L-P could elect to pursue other options, including allowing the settlement agreement to terminate, thereby entitling claimants with unsatisfied claims to pursue available legal remedies against L-P.

   On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who have submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved claims that are filed before December 31, 1999 (the "Second Settlement Fund").

   The Early Payment Program applies to all claimants who are entitled to be paid from the $80 million of mandatory payments that remain to be paid under the settlement and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million payments that L-P may elect to make under the settlement. The early payments from the $80 million are discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer was made. The early payments from the two $50 million optional contributions are discounted at a rate of 12% per annum calculated from 2001 and 2002. Claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments. As of December 31, 1998, $106.7 million in Early Payment Program checks had been mailed and $60.8 million had been cashed in settlement of claims.

   The $125 million Second Settlement Fund represents an alternative source of payment for all approved claims not eligible for the Early Payment Program and all new claims filed before December 31, 1999. In early 2000, claimants electing to participate in the Second Settlement Fund will be offered a pro rata share of the fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Claimants who elect not to participate in the Second Settlement Fund remain bound by the terms of the original settlement. If L-P is dissatisfied with the number of claimants who elect to be paid from the Second Settlement Fund, L-P may refuse to proceed with funding at its sole option. In that event, the Second Settlement Fund will be canceled and all the claimants who had elected to participate in it will be governed by the original settlement.

   A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, L-P has established a claims procedure pursuant to which members of the settlement class may report problems with L-P's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. L-P has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members will be entitled to make claims until October 4, 2000.

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


OTHER PROCEEDINGS

   L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the business, financial position, results of operations, cash flows, or liquidity of L-P.


CONTINGENCY RESERVES

   L-P maintains contingency reserves in addition to the environmental reserves discussed above. The balance of contingency reserves, exclusive of the environmental reserves discussed above, was $340.1 million and $194.7 million at December 31, 1998 and 1997, respectively. L-P regularly monitors its estimated exposure to contingencies and adjusts its accrual accordingly. The amounts ultimately paid could differ materially from the amounts currently recorded, although no estimate of the timing or range of any potential adjustment can be made at this time.

9.    Commitments

   L-P is obligated to purchase timber under certain cutting contracts which extend to 2004. L-P's best estimate of its commitment at current contract rates under these contracts is approximately $14.7 million for approximately 144 million board feet of timber.

   Payments under all operating leases that were charged to expense during 1998, 1997, and 1996 were $17.7 million, $17.5 million and $17.0 million. Future minimum rental payments under non-cancelable operating leases are not significant.


10.   Segment Information

   L-P, a major supplier of building products, operates through several business units with their own management teams. The business units have been aggregated into five reportable segments based on the similarity of economic characteristics, customers, distribution methods and manufacturing processes.

   Export sales are primarily to customers in Asia and Europe. Information about L-P's geographic segments is as follows:

--------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------
year ended December 31                   1998           1997           1996
--------------------------------------------------------------------------------

Total sales - point of origin
U.S.                                   $2,212         $2,330         $2,389
Canada and other                          166            128            162
Intersegment sales to U.S.                (81)           (55)           (65)
--------------------------------------------------------------------------------
     Total sales                       $2,297         $2,403         $2,486
================================================================================
Export sales (included above)          $  128         $  240         $  268
================================================================================
Profit (loss)
U.S.                                   $  273            $39         $  107
Canada and other                         (104)           (48)           (24)
Unusual credits and charges, net1         (48)           (32)          (350)
General corporate expense and
  interest, net                          (107)          (109)           (60)
--------------------------------------------------------------------------------
  Income (loss) before taxes
    and minority interest              $   14         $(150)         $(327)
================================================================================
Identifiable assets
U.S.                                   $2,279         $2,220         $2,228
Canada and other                          240            358            394
--------------------------------------------------------------------------------
  Total assets                         $2,519         $2,578         $2,622
================================================================================

   Information about L-P's product segments is as follows:

--------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------
year ended December 31                     1998           1997           1996

Total Sales
Structural products                      $1,374         $1,294         $1,408
Exterior products                           107            103             99
Industrial panel products                   175            181            195
Specialty and other products                566            695            607
Pulp                                         75            130            177
--------------------------------------------------------------------------------
     Total sales                         $2,297         $2,403         $2,486
================================================================================
Profit (Loss)
Structural products                      $  199         $   22         $  135
Exterior products                            22              9             17
Industrial panel products                     6             13             31
Specialty and other products                (20)           (24)            (9)
Pulp                                        (38)           (29)           (91)
Unusual credits and charges, net1           (48)           (32)          (350)
General corporate and other
  expense, net                              (94)           (80)           (52)
Interest, net                               (13)           (29)            (8)
--------------------------------------------------------------------------------
   Income (loss) before taxes and
     minority interest                   $   14         $ (150)        $ (327)
================================================================================

1   See Note 7 to the financial statements for an explanation of unusual credits and charges, net.

--------------------------------------------------------------------------------
dollar amounts in millions
--------------------------------------------------------------------------------
year ended December 31                        1998          1997           1996

Identifiable Assets
Structural products                         $  927        $1,105         $1,079
Exterior products                               46            45             41
Industrial panel products                      124           175            179
Specialty and other products                   255           302            314
Pulp                                           178           266            166
Non-segment related                            989           685            843
--------------------------------------------------------------------------------
     Total assets                           $2,519        $2,578         $2,622
================================================================================

Depreciation, amortization and
cost of timber harvested
Structural products                         $  105        $  114         $  107
Exterior products                                7             4              6
Industrial panel products                        5             6              6
Specialty and other products                    27            26             25
Pulp                                            12            14             10
Non-segment related                             29            20             38
--------------------------------------------------------------------------------
     Total depreciation, amortization
       and cost of timber harvested         $  185        $  184         $  192
================================================================================

Capital expenditures
Structural products                         $   87        $  116         $  115
Exterior products                                1             5              8
Industrial panel products                        2             6              9
Specialty and other products                    18            52             48
Pulp                                             7             4             36
Non-segment related                              8            22             50
--------------------------------------------------------------------------------
     Total capital expenditures             $  123        $  205         $  266
================================================================================


11.   Subsequent Events

    On January 25, 1999, L-P commenced a tender offer to purchase all outstanding shares of ABT Building Products Corporation (ABT) for $15 per share. On February 25, 1999, L-P and ABT merged following the successful completion of the tender offer. L-P acquired approximately 10.7 million shares of ABT for cash proceeds of approximately $160 million.

    In March 1999, L-P filed a shelf registration statement for $500 million of debt securities to be offered from time to time in one or more series. The amount, price and other terms of any such offering will be determined on the basis of market conditions and other factors existing at the time of such offering. The proceeds from the sale of such securities are anticipated to be used by L-P for general corporate purposes, which may include repayment of debt, including debt incurred in the acquisition of ABT.

Independent Auditors' Report
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of Louisiana-Pacific Corporation:

    We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Portland, Oregon
January 29, 1999
(February 25, 1999 as to the first paragraph of Note 11)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Louisiana-Pacific Corporation:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Louisiana-Pacific Corporation (a Delaware corporation) for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of income is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of income, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations of Louisiana-Pacific Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       /s/ Arthur Andersen LLP



Portland, Oregon,
  January 31, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding L-P's directors is incorporated herein by reference to the material included under the caption "Item 1--Election of Directors" in the definitive proxy statement filed by L-P for its 1999 annual meeting of stockholders (the "1999 Proxy Statement"). Information regarding L-P's executive officers is located in Part I of this report under the caption "Executive Officers of Louisiana-Pacific Corporation." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation," "Compensation of Executive Officers," "Retirement Benefits," "Directors' Compensation," and "Agreements with Executive Officers" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation" and "Management Transactions" in the 1999 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following financial statements of L-P are included in this report:

Consolidated Balance Sheets--December 31, 1998, and 1997.

Consolidated  Statements of  Income--years  ended  December 31, 1998,  1997, and
1996.

Consolidated Statements of Cash Flows--years ended December 31, 1998, 1997, and 1996.

Consolidated Statements of Stockholders' Equity--years ended December 31, 1998, 1997, and 1996.

Notes to Financial Statements.

Reports of Independent Public Accountants.

No financial statement schedules are required to be filed.


B. REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by L-P during the quarter ended December 31, 1998.

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

Date:  March 18, 1999            LOUISIANA-PACIFIC CORPORATION
                                       (Registrant)



                                 /s/ CURTIS M. STEVENS
                                 Curtis M. Stevens
                                 Vice President, Treasurer and
                                   Chief Financial Officer
                      -------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                             Signature and Title
----                             -------------------



March 18, 1999                   /s/ MARK A. SUWYN
                                 -------------------------------
                                 Mark A. Suwyn
                                 Chief Executive Officer, Chairman of the Board,
                                 Director
                                 (Principal Executive Officer)



March 18, 1999                   /s/ CURTIS M. STEVENS
                                 --------------------------------
                                 Curtis M. Stevens
                                 Vice President, Treasurer and Chief Financial
                                 Officer
                                 (Principal Financial & Accounting Officer)

Date                              Signature and Title



March 18, 1999                    /s/ JOHN W. BARTER
                                 -------------------------------
                                  John W. Barter
                                  Director



March 18, 1999                    /s/ WILLIAM C. BROOKS
                                 -------------------------------
                                  William C. Brooks
                                  Director



March 18, 1999                    /s/ ARCHIE W. DUNHAM
                                 -------------------------------
                                  Archie W. Dunham
                                  Director



March 18, 1999                    /s/ PAUL W. HANSEN
                                 --------------------------------
                                  Paul W. Hansen
                                  Director



March 18, 1999                    /s/ BONNIE G. HILL
                                 ---------------------------------
                                  Bonnie G. Hill
                                  Director



March 18, 1999                    /s/ DONALD R. KAYSER
                                 --------------------------------
                                  Donald R. Kayser
                                  Director



March 18, 1999                    /s/ PATRICK F. MCCARTAN
                                 --------------------------------
                                  Patrick F. McCartan
                                  Director



March 18, 1999                    /s/ LEE C. SIMPSON
                                 --------------------------------
                                  Lee C. Simpson
                                  Director

                                  EXHIBIT INDEX

         On written request, Louisiana-Pacific Corporation ("L-P") will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to L-P's costs of copying such exhibit plus postage. Any such request should be sent to: Ward Hubbell, Director of Corporate Affairs, Louisiana-Pacific Corporation, 111 S.W. Fifth Avenue, Portland, Oregon 97204.

         Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

EXHIBIT              DESCRIPTION OF EXHIBIT
-------              ----------------------

2.1 Purchase Agreement by and between L-P, LPS Corporation, L-P Redwood, LLC, Louisiana-Pacific Samoa, Inc., and Simpson Timber Company and Simpson Investment Company dated as of May 1, 1998. Incorporated by reference to Exhibit 2.1 to L-P's Form 10-Q report for the quarter ended March 31, 1998.

2.2 Purchase Agreement by and between LPS Corporation, L-P Redwood, LLC, and Sansome Forest Partners, L.P., dated as of May 1, 1998. Incorporated by reference to Exhibit 2.2 to L-P's Form 10-Q report for the quarter ended March 31, 1998.

2.3 Agreement and Plan of Merger dated as of January 19, 1999, by and among ABT Building Products Corporation, L-P and Striper Acquisition, Inc. Incorporated by reference to Exhibit (c)(1) to L-P's Schedule 14D-1 filed January 25, 1999.

3.1 Restated Certificate of Incorporation of Louisiana-Pacific Corporation as amended to date. Incorporated by reference to Exhibit 3(a) to L-P's Form 10-Q report for the quarter ended June 30, 1993.

3.2 Bylaws of Louisiana-Pacific Corporation as amended July 25, 1998. Incorporated by reference to Exhibit 3 to L-P's Form 10-Q report for the quarter ended June 30, 1998.

4.1 Rights Agreement, dated as of May 26, 1998, between L-P and First Chicago Trust Company of New York as Rights Agent, including the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B. Incorporated by reference to Exhibit 1 to L-P's Registration Statement on Form 8-A filed May 26, 1998.

                     Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, L-P is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of L-P's total consolidated assets at December 31, 1998. L-P agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2 Credit Agreement dated as of January 31, 1997, among L-P, Louisiana-Pacific Canada Ltd., Bank of America National Trust and Savings Association ("Bank of America") and the other financial institutions that are parties thereto. Incorporated by reference to Exhibit 4.A.2 to L-P's Form 10-K report for 1996.

Exhibit              Description of Exhibit
-------              ----------------------

4.3 Consent and First Amendment to Credit Agreement dated as of December 31, 1997, among L-P, Louisiana-Pacific Canada Ltd., Louisiana-Pacific Canada Pulp Co., Bank of America and the other financial institutions that are parties thereto.

4.4 Note Purchase Agreement among L-P, L-P SPV2, LLC, and the Purchasers listed therein dated June 30, 1998. Incorporated by reference to Exhibit 4 to L-P's Form 10-Q report for the quarter ended June 30, 1998.

10.1 1984 Employee Stock Option Plan as amended. Incorporated by reference to Exhibit 10.A to L-P's Form 10-K report for 1996.*

10.2 1991 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.B to L-P's Form 10-K report for 1996.*

10.3 1992 Non-Employee Director Stock Option Plan (restated as of May 3, 1998) and Related Form of Option Agreement.
                     Incorporated by reference to Exhibit 10.1 to L-P's Form 10-Q report for the quarter ended March 31, 1998.*

10.4                 Non-Employee    Directors'   Deferred   Compensation   Plan
                     effective  July  1,  1997.  Incorporated  by  reference  to
                     Exhibit 10.D to L-P's Form 10-K report for 1997.*

10.5                 Executive Deferred Compensation Plan effective May 1, 1997.
                     Incorporated by reference to Exhibit 10.P to L-P's Form 10-K report for 1997.*

10.6                 1997  Incentive  Stock  Award Plan as restated as of May 3,
                     1998.*

10.7 Forms of Award Agreements for Non-Qualified Stock Options and Performance Shares under the 1997 Incentive Stock Award Plan. Incorporated by reference to Exhibit 10.F(2) to L-P's Form 10-K report for 1996.*

10.8                 Annual Cash Incentive  Award Plan effective  March 1, 1997.
                     Incorporated by reference to Exhibit 10.F(3) to L-P's Form 10-K report for 1996.*

10.9 L-P's Supplemental Executive Retirement Plan effective July 1, 1997. Incorporated by reference to Exhibit 10.H to L-P's Form 10-K report for 1997.*

10.10 Employment Agreement between L-P and Mark A. Suwyn dated January 2, 1996. Incorporated by reference to Exhibit 10.L to L-P's Form 10-K report for 1995.*

10.11                Restricted  Stock Award  Agreement  between L-P and Mark A.
                     Suwyn dated January 31, 1996.  Incorporated by reference to
                     Exhibit 10.J to L-P's Form 10-K report for 1997.*

10.12 1997 Cash Incentive Award for Mark A. Suwyn adopted March 11, 1997. Incorporated by reference to Exhibit 10.K to L-P's Form 10-K report for 1996.*

Exhibit              Description of Exhibit
-------              ----------------------

10.13                Letter  agreement  dated April 19,  1996,  with  Michael D.
                     Hanna, with respect to attached employment agreement dated January 15, 1995, between Mr. Hanna and Associated Chemists, Inc. Incorporated by reference to Exhibit 10.L to L-P's Form 10-K report for 1996.*

10.14 Executive Employment Agreement effective as of January 1, 1997, by and between L-P and Karen D. Lundquist. Incorporated by reference to Exhibit 10.M to L-P's Form 10-K report for 1996.*

10.15 Letter agreement dated August 14, 1997, relating to the employment of Gary C. Wilkerson. Incorporated by reference to Exhibit 10.N to L-P's Form 10-K report for 1997.*

10.16 Letter agreement dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated by reference to Exhibit 10.O to L-P's Form 10-K report for 1997.*

10.17 Form of Change of Control Employment Agreement between L-P and each of J. Ray Barbee, Warren Easley, Richard W. Frost, Keith Matheney, Curt Stevens, Mark A. Suwyn, Michael J. Tull, and Gary C. Wilkerson. Incorporated by reference to
                     Exhibit 10.2 to L-P's Form 10-Q report for the quarter ended March 31, 1998.*

10.18 Separation Agreement between Michael D. Hanna and L-P dated October 29, 1998.*

10.19                Separation   Agreement  between  L-P  and  Karen  Lundquist
                     Malkewitz dated October 28, 1998.*

10.20 Supplemental Funding Agreement dated October 26, 1998, between L-P and counsel for plaintiffs in siding class action litigation. Incorporated by reference to Exhibit
                     10.1 to L-P's Form 10-Q report for the quarter ended September 30, 1998.

21                   List of L-P's subsidiaries.

23.1                 Consent of Arthur Andersen LLP.

23.2                 Consent of Deloitte & Touche LLP.

27                   Financial data schedule.