Form 10-Q
period 1999-03-31
LOUISIANA PACIFIC CORP
filed 1999-05-17
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 107,398,225 shares of Common Stock, $1 par value, outstanding as of April 30, 1999.

                        ABOUT FORWARD-LOOKING STATEMENTS

      Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for all forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by L-P with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, the management of L-P.

      The following statements are or may constitute forward-looking statements:
(1) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "potential," "continue" or "future" or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts. These forward-looking statements are subject to various risks and uncertainties, including the following:

      o Risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions;

      o Possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions; and

      o Actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials.

In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by L-P with the Commission that warn of risks or uncertainties associated with future results, events or circumstances identify important factors that could cause actual results, events and circumstances to differ materially from those reflected in the forward-looking statements.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                   1999       1998
                                                             -------    -------
Net sales                                                    $ 603.1    $ 548.3
                                                             -------    -------
Costs and expenses:
Cost of sales                                                  471.1      496.0
Depreciation, amortization and depletion                        42.8       39.5
Selling and administrative                                      45.9       44.0
Interest expense                                                 9.0        9.7
Interest income                                                 (9.8)      (2.1)
                                                             -------    -------
Total costs and expenses                                       559.0      587.1
                                                             -------    -------
Income (loss) before taxes and minority interest                44.1      (38.8)
Provision (benefit) for income taxes                            17.4      (12.5)
Minority interest in net income (loss)
   of consolidated subsidiaries                                  (.5)      (1.2)
                                                             -------    -------
Net income (loss)                                            $  27.2    $ (25.1)
                                                             =======    =======

Net income (loss) per share - basic and diluted              $   .26    $  (.23)
                                                             =======    =======
Average shares outstanding - basic                             106.2      109.0
                                                             =======    =======
                           - diluted                           106.3      109.0
                                                             =======    =======
Cash dividends per share                                     $   .14    $   .14
                                                             =======    =======

The accompanying notes are an integral part of these unaudited financial statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                  MAR. 31, 1999   DEC. 31, 1998
                                                  -------------   -------------
ASSETS
Cash and cash equivalents                            $   42.5        $  126.5
Accounts receivable, net                                212.3           134.7
Inventories                                             265.8           205.7
Prepaid expenses                                         13.7             8.1
Income tax refunds receivable                            38.1            43.9
Deferred income taxes                                   121.8            93.2
                                                     --------        --------
   Total current assets                                 694.2           612.1
                                                     --------        --------

Timber and timberlands                                  505.6           499.0
Property, plant and equipment                         2,225.6         2,086.5
Less accumulated depreciation                        (1,201.1)       (1,173.2)
                                                     --------        --------
Net property, plant and equipment                     1,024.5           913.3
Notes receivable from asset sales                       403.8           403.8
Goodwill and other assets                               165.1            90.9
                                                     --------        --------
   Total assets                                      $2,793.2        $2,519.1
                                                     ========        ========

LIABILITIES AND EQUITY
Current portion of long-term debt                    $   26.5        $   34.1
Accounts payable and accrued liabilities                272.5           192.5
Current portion of contingency reserves                 205.0           140.0
                                                     --------        --------
   Total current liabilities                            504.0           366.6
                                                     --------        --------

Long-term debt, excluding current portion:
Limited recourse notes payable                          396.5           396.5
Other long-term debt                                    235.1            63.3
                                                     --------        --------
   Total long-term debt, excluding current portion      631.6           459.8
                                                     --------        --------

Contingency reserves, excluding current portion         117.5           228.0
Deferred income taxes and other
  commitments and contingencies                         300.4           241.9

Stockholders' equity:
Common stock                                            117.0           117.0
Additional paid-in-capital                              464.6           465.4
Retained earnings                                       931.0           918.8
Treasury stock                                         (202.8)         (204.0)
Loans to Employee Stock Ownership Trusts                (22.9)          (28.8)
Accumulated comprehensive income (loss)                 (47.2)          (45.6)
                                                     --------        --------
   Total stockholders' equity                         1,239.7         1,222.8
                                                     --------        --------
   Total liabilities and equity                      $2,793.2        $2,519.1
                                                     ========        ========

The accompanying notes are an integral part of these unaudited financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                    1999      1998
                                                               ------    ------

Cash flows from operating activities:
   Net income (loss)                                           $ 27.2    $(25.1)
   Depreciation, amortization and depletion                      42.8      39.5
   Cash settlements of contingencies                            (63.5)    (15.7)
   Other adjustments                                              5.1       7.3
   Decrease (increase) in certain working
     capital components and deferred taxes                        (.8)    (49.4)
                                                               ------    ------
     Net cash provided by (used in) operating activities         10.8     (43.4)
                                                               ------    ------
Cash flows from investing activities:
   Capital spending                                             (28.3)    (45.4)
   ABT purchase, including replacement of debt                 (208.6)    - - -
   Other investing activities, net                                4.6      13.5
                                                               ------    ------
     Net cash used in investing activities                     (232.3)    (31.9)
                                                               ------    ------
Cash flows from financing activities:
   New borrowings, including net increase
      in revolving borrowings                                   165.0      77.3
   Repayment of long-term debt                                  (14.9)    (18.5)
   Increase (decrease) in short-term notes payable                 --      19.5
   Cash dividends                                               (15.0)    (15.4)
   Other financing activities, net                                2.4       2.8
                                                               ------    ------
     Net cash provided by (used in) financing activities        137.5      65.7
                                                               ------    ------
Net increase (decrease) in cash and cash equivalents            (84.0)     (9.6)
Cash and cash equivalents at beginning of period                126.5      31.9
                                                               ------    ------
Cash and cash equivalents at end of period                     $ 42.5    $ 22.3
                                                               ======    ======

The accompanying notes are an integral part of these unaudited financial statements

          Notes to Unaudited Consolidated Summary Financial Statements

1. These consolidated summary financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in L-P's Annual Report on Form 10-K for the year ended December 31, 1998 (as the same may be amended, the "1998 Form 10-K").

      These consolidated summary financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management of L-P, necessary to present fairly, in all material respects, the consolidated financial position and results of operations of L-P and its subsidiaries. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

      Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share include the effects of potentially dilutive common stock equivalents. The effects of potentially dilutive common stock equivalents are not included in the calculation of diluted earnings per share for the three months ended March 31, 1998 because they were anti-dilutive as a result of L-P's net losses for that period.

3. The preparation of interim financial statements requires the estimation of L-P's effective income tax rate based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly.

4. The preparation of interim financial statements requires the estimation of L-P's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

5. Components of comprehensive income (loss) include net income (loss), currency translation adjustments and other income (loss). Comprehensive income was $25.6 million in the first quarter of 1999 and comprehensive loss was ($23.7) million in the first quarter of 1998.

6. In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133 will be effective for L-P beginning January 1, 2000. L-P is assessing the impact this statement will have on the Company's financial statements and related disclosures.

7. In February 1999, L-P acquired all of the capital stock of ABT Building Products Co. ("ABT") for approximately $160 million. Concurrent with the acquisition, L-P also paid off approximately $49 million of ABT debt. In connection with the acquisition, L-P borrowed $100.0 million under a new uncommitted bank credit facility and increased its net revolving borrowings under its existing credit facility by $65 million. The acquisition was accounted for as a purchase and ABT's results of operations for the period subsequent to the acquisition have been included in L-P's Condensed Consolidated Statements of Income for the period ended

      March 31, 1999. The purchase price has been preliminarily allocated to the assets and liabilities of ABT based on their estimated fair values in L-P's Condensed Consolidated Balance Sheet at March 31, 1999. Based on current estimates, L-P has recorded purchase price in excess of net assets acquired ("goodwill") of $75 million in its Condensed Consolidated Balance Sheet at March 31, 1999, which is being amortized using the straight-line method over 15 years. However, L-P is still in the process of obtaining information to be used in the determination of the fair value of certain assets and liabilities, which could affect both the amount of purchase price allocated to those assets and liabilities and the amount of goodwill recorded and amortized in future periods.

      The following unaudited pro forma financial information gives effect to the acquisition of ABT as if it had been consummated at the beginning of each period presented.

                                                         QUARTER ENDED MARCH 31,
                                                         -----------------------
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE                   1999       1998
                                                         -----------------------

Net sales                                                   $644.5     $624.0
Net income (loss)                                             26.1      (25.2)
Net income (loss) per share
  - basic and diluted                                           .25       (.23)

      The principal pro forma adjustments reflected in the foregoing pro forma information are adjustments to record interest expense on indebtedness incurred in connection with the acquisition and the amortization of goodwill. The foregoing pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the acquisition been consummated at the beginning of the periods presented or of future results.

8. The following table sets forth selected segment data for the quarters ended March 31, 1999 and 1998:

                                                         QUARTER ENDED MARCH 31,
                                                         -----------------------
DOLLAR AMOUNTS IN MILLIONS                                   1999       1998
                                                         -----------------------

Sales:
        Structural products                                 $345.0     $281.5
        Exterior products                                     37.8       28.1
        Industrial panel products                             53.8       43.2
        Specialty and other products                         141.6      174.6
        Pulp                                                  24.9       20.9
                                                            ------     ------
        Total sales                                         $603.1     $548.3
                                                            ======     ======
Profit (loss):
        Structural products                                 $ 73.7     $  5.0
        Exterior products                                      7.7        4.9
        Industrial panel products                              1.1         .8
        Specialty and other products                          (7.6)      (6.7)
        Pulp                                                  (5.8)     (11.6)
        General corporate and other
                   expense, net                              (25.8)     (23.6)
        Interest income (expense), net                          .8       (7.6)
                                                            ------     ------
        Total profit (loss)                                 $ 44.1     $(38.8)
                                                            ======     ======

9. The description of certain legal and environmental matters involving L-P set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

Item 2. Management's Discussion and Analysis and Results of Operations.

      Sales increased approximately 10% to $603.1 million in the first quarter of 1999 from $548.3 million in the first quarter of 1998, and L-P had net income in the first quarter of 1999 of $27.2 million ($.26 per share) compared to a net loss in the first quarter of 1998 of $25.1 million ($.23 per share). Improved market prices for oriented strand board (OSB) and plywood, the acquisition of ABT, and improved pulp operations were the primary factors for these increases in sales and earnings.

      L-P operates in five segments: structural products; exterior products; industrial panel products; specialty and other products; and pulp. Structural products is the most significant segment, accounting for more than 50% of sales during the first quarter of both 1999 and 1998. L-P's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

Selected Segment Data

                                                                       INCREASE
                                             QUARTER ENDED MARCH 31,  (DECREASE)
                                             -----------------------------------
DOLLAR AMOUNTS IN MILLIONS                     1999        1998          99-98
                                             -----------------------------------

Sales:
        Structural products                  $  345.0    $  281.5        +23%
        Exterior products                        37.8        28.1         +35
        Industrial panel products                53.8        43.2         +25
        Specialty and other products            141.6       174.6         -19
        Pulp                                     24.9        20.9         +19
                                             --------    --------
        Total sales                          $  603.1    $  548.3         +10
                                             ========    ========
Profit (loss):
        Structural products                  $   73.7    $    5.0      +1,374%
        Exterior products                         7.7         4.9         +57
        Industrial panel products                 1.1          .8         +38
        Specialty and other products             (7.6)       (6.7)        -13
        Pulp                                     (5.8)      (11.6)        +50
        General corporate and other
                   expense, net                 (25.8)      (23.6)         -9
        Interest income (expense), net             .8        (7.6)       +111
                                             --------    --------
        Total profit (loss)                  $   44.1    $  (38.8)       +214
                                             ========    ========

Structural Products

      The structural products segment consists of oriented strand board (OSB), plywood, lumber and engineered wood products (EWP). The significant growth in sales in the structural products segment in 1999 was primarily due to price increases in OSB and plywood offset by lower lumber prices.

      OSB market price trends continued upward in 1999. OSB average selling prices increased 32% in the first quarter of 1999 compared to the first quarter of 1998. Robust U.S. housing markets have created strong demand for OSB and plywood. OSB sales volume increased approximately 14% in the first quarter of 1999 compared to the first quarter of 1998, due primarily to a net capacity increase.

      Total plywood sales increased approximately 12% in the first quarter of 1999 compared to the first quarter of 1998. Plywood average selling prices increased approximately 21% reflecting the strong demand factors discussed above. Plywood volumes decreased approximately 7% in the same period. This decrease is primarily the result of a temporary shut-down at one of L-P's plywood manufacturing facilities and the allocation of additional veneer to laminated veneer lumber (LVL) production rather than to plywood production.

      Lumber sales increased approximately 6% in the first quarter of 1999 compared to the first quarter of 1998. The increase in lumber sales resulted from an increase in volume of approximately 13% offset by a 6% decrease in average selling prices. The volume increase reflects a shift to a higher percentage of outside sales in 1999 compared to 1998 and a lower percentage of sales to the distribution business within L-P (part of the Specialty and other products segment).

      Engineered wood products (EWP) include engineered I-Joists, LVL and hardwood veneer. Sales of EWP products increased significantly, primarily as a result of a marketing agreement to sell the products of an independent producer. Sales volumes also increased in this segment due to strong residential and commercial construction markets. The average selling prices of EWP products did not change significantly.

      In the first quarter of 1999, profitability of the structural products segment increased significantly, largely as a result of price improvements for OSB and plywood and improvement in the efficiency of L-P's production facilities. Lower log costs in the southern region of the country contributed to the increase in plywood earnings. Log costs in the southern region of the country decreased approximately 9% in the first quarter of 1999 compared to the first quarter of 1998. Log costs in northern regions and Canada decreased approximately 3% compared to the prior-year period. Structural products profits also benefited in 1999 from the sale of unprofitable California operations in mid-1998.

Exterior Products

      The exterior product segment consists of siding and related products such as soffit, facia and trim. In 1999, this segment includes new products from the purchase of ABT, including hardboard siding, vinyl siding and other products. Average sales prices of OSB-based exterior products increased slightly in the first quarter of 1999 compared to the first quarter of 1998, while volumes decreased about 8%. Total sales and profits increased in 1999 primarily due to the acquisition of ABT.

Industrial Panel Products

      The industrial panels segment consists of particleboard, medium density fiberboard (MDF) and hardboard and, in 1999, the laminated industrial panel products of ABT. The addition of the ABT's industrial panel products in 1999 is the primary reason for the increase in sales and profits in this segment.

Specialty and Other Products

      The specialty and other products segment includes distribution facilities, wood chips, coatings and chemicals, cellulose insulation, Ireland operations, Alaska operations, moldings and other products. In the first quarter of 1999, sales for this segment decreased 19% compared to the first quarter of 1998, primarily due to the sale of the assets of the Weather-Seal windows and doors division, Creative Point Inc. and two California distribution facilities, partially offset by sales of certain ABT products.

Pulp

      Pulp segment operations in the first quarter of 1999 continued to be impacted by the worldwide over-capacity in the pulp industry and the Asian market crisis, although pricing did improve late in the quarter as the Asian economy improved slightly. Total losses in the first quarter of 1999 decreased 50% compared to the first quarter of 1998 due to partial recovery of inventory market write-downs taken in previous periods and lower unit costs due to higher production volumes. L-P's pulp facilities took significant downtime in the first quarter of 1998. Sales increased primarily due to volume increases.

General Corporate Expense, Net

      General corporate expense increased primarily due to the addition of sales and marketing personnel as L-P has increased its focus on customers and additional costs for administrative infrastructure, including the conversion to new accounting and human resource systems.

Interest, Net

      Cash from asset sales was used to repay loans and lines of credit in late 1998, reducing debt levels and interest expense into early 1999. Interest expense rose slightly late in the first quarter of 1999 and will continue to be higher in the future as a result of borrowings to finance the acquisition of ABT.

Legal and Environmental Matters

      For a discussion of legal and environmental matters involving L-P and the potential impact thereof on L-P's financial position, results of operations and cash flows, see "Legal Proceedings" in Part II of this report.

Financial Position, Liquidity and Capital Resources

      Net cash provided by operations was $11 million in the first quarter of 1999 compared to $43 million used in operations in the first quarter of 1998. The increase in cash provided by operations resulted primarily from improved operating results and tax refunds. Partially offsetting these increases, L-P made $64 million in litigation-related payments during the first quarter of 1999 compared to $16 million in the first quarter of 1998.

      Net cash used in investing activities was $232 million in the first quarter of 1999 compared to net cash used in investing activities of $32 million in the first quarter of 1998. L-P used $209 million of funds to acquire ABT in February 1999. Capital expenditures in property, plant, equipment and timber decreased in the first quarter of 1999 compared to the same period in 1998 primarily because L-P did not have any new mills under construction. L-P has announced plans to build several wood-processing facilities in Canada, including an OSB plant, and is building an OBS facility in Chile.

      In the first quarter of 1999, L-P borrowed $165 million, primarily to finance the acquisition of ABT. Borrowings in the first quarter of 1998 were primarily used to fund operations.

      L-P expects to be able to meet its cash requirements through cash from operations, existing cash balances, existing credit facilities and access to the capital markets. Cash and cash equivalents totalled $43 million at March 31, 1999 compared to $127 million at December 31, 1998. L-P has a $300 million revolving credit facility available through January 2002, under which L-P had $65 million of borrowings outstanding at March 31, 1999. L-P also had $100 million of borrowings under a new uncommitted bank credit facility outstanding at March 31, 1999. L-P has filed a shelf registration statement for the sale of up to $500 million of debt securities to be offered from time to time in one or more series. The proceeds from the sale of such securities are anticipated to be used by L-P for general corporate purposes, which may include repayment of debt (including debt incurred in connection with the acquisition of ABT).

      Changes in L-P's balance sheet from December 31, 1998 to March 31, 1999, including increases of $77 million in accounts receivable, $60 million in inventories, $111 million in net property, plant and equipment and $75 million in goodwill, resulted primarily from the consolidation of ABT and L-P for financial reporting purposes. The increase of $137 million in current liabilities resulted primarily from the consolidation of ABT and an increase in the current portion of contingency reserves to reflect the expected payment, in the first quarter of 2000, of the second fund relating to L-P's nationwide class action siding litigation settlement.

      Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totalled $323 million at March 31, 1999, of which $205 million is estimated to be payable within one year. As with many accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency reserves decreased in 1999 due to the continued implementation of the early payment program relating to L-P's nationwide class action siding litigation settlement. Litigation-related payments totalled $64 million for the first quarter of 1999.

Year 2000 Compliance

      The Year 2000 problem refers to a worldwide issue relating to a flaw in many computer programs and computer applications embedded in equipment and other devices. In many existing software and hardware applications, two digits were used to represent the year, such as "99" for "1999." If not corrected, these applications may interpret "00" to be the year 1900 rather than 2000, producing erroneous data or, at worst, failing altogether. L-P recognizes the Year 2000 problem as a serious issue. Accordingly, L-P now considers the potential impact of the Year 2000 in connection with all in-house application development and purchases of third-party software. In the fall of 1997, L-P undertook a formal project to address its Year 2000 exposure and readiness. As discussed separately under the caption "ABT" below, ABT undertook a similar project prior to being acquired by L-P.

      All of L-P's business groups, operations and corporate functions are covered by the Year 2000 project. The project team is staffed by full-time employees, contractors and consultants as appropriate. The project is continuously monitored by a management steering committee and L-P's internal auditors to ensure that proper methodology is being followed, that adequate controls are in place and that appropriate steps are being taken to limit risk. In addition, periodic reports are made to senior management, the finance and audit committee and the board of directors.

      The project is divided into three primary areas: (1) information systems;
(2)
manufacturing systems/building infrastructure; and (3) business partners (including suppliers and customers).

Information Systems. L-P's information systems include such common business applications as payroll, human resources, sales order entry, inventory management, finance and accounting. L-P's Year 2000 project phases for information systems include: inventorying and prioritizing all information systems; assessing the Year 2000 readiness of such systems; remediating such systems (through conversion, upgrades, replacement or risk-managed acceptance of non-compliant items); testing; and developing and implementing contingency plans, to the extent determined to be appropriate, for each mission critical system. The inventory and assessment phases for L-P's information systems have been completed. L-P has replaced its basic payroll, human resources and most accounting applications with off-the-shelf packages, the initial implementation of which was completed as of January, 1999. Approximately 23% of L-P's other business critical information systems require further remediation through system upgrades and/or replacements. The remediation of most of these systems is expected to be completed by June 30, 1999, and the remediation of all of these systems is scheduled for completion by September 30, 1999. Testing and contingency planning are underway and are scheduled to be completed by November 30, 1999.

Manufacturing Systems/Building Infrastructure. With respect to L-P's manufacturing systems and building infrastructure, the Year 2000 project is focused on surveying and, where necessary, remediating all computer-controlled and/or embedded devices used in L-P's manufacturing processes or in building infrastructure (such as the heating and air conditioning systems, security access and alarm systems, telephones, and office equipment used in L-P's offices and plants). The Year 2000 project phases for manufacturing systems and building infrastructure include: inventorying items that are exposed to Year 2000 issues; assessing the Year 2000 readiness of such items; remediating such items (through conversion, upgrades, replacement, or risk-managed acceptance of non-compliant items), testing; and developing and implementing contingency plans, to the extent determined to be appropriate, for each business group and facility location. The inventory phase for L-P's manufacturing systems and building infrastructure has been completed. More than 96% of the inventoried systems have been assessed for Year 2000 readiness, with completion of this phase scheduled for May 1999. Approximately 5% of L-P's manufacturing systems and building infrastructure assessed to date have been determined to require remediation. Most of the required remediation is expected to be completed by June 30, 1999 and all required remediation is scheduled to be completed by September 30, 1999. Testing and contingency planning are underway and are scheduled to be completed by November 30, 1999.

Business Partners. L-P also faces the risk of business disruption from outside business partners, which may have information systems, manufacturing systems or infrastructure that are not Year 2000 compliant. In this regard, L-P's Year 2000 project includes identifying and prioritizing L-P's major business partners (primarily suppliers of raw materials and essential services such as utilities and transportation and significant customers), assessing their Year 2000 readiness and developing contingency plans where appropriate. The identification and prioritization phases have been completed and L-P has requested that all of its major business partners respond to a survey eliciting information as to their Year 2000 readiness. Of the approximately 40% of the business partners that have responded to the survey, none have disclosed significant readiness issues. L-P plans to reiterate its request for information from all critical business partners that have not responded to the survey by July 31, 1999 and to monitor the Year 2000 readiness of its most critical business partners throughout 1999. If L-P's efforts in this regard cause it to believe that significant risk is present, L-P will seek to identify alternate business partners and to develop contingency plans to address potential business disruptions prior to December 1999.

Costs. The total expense associated with L-P's Year 2000 project is presently estimated to be approximately $5.5 million, of which approximately $1.3 million had been incurred by March 31, 1999. These costs are being expensed as incurred and are not expected to have a material effect on L-P's financial position or results of operations. These costs do not include expenses and capital costs associated with replacing systems which L-P would have replaced regardless of Year 2000 issues, including a new human resources information system and a new core financial system.

Most Reasonably Likely Worst-case Scenario. The occurrence of unscheduled downtime at L-P's facilities resulting from internal or third-party system failures could have an adverse effect on L-P's business, results of operations and cash flows. In this regard, L-P believes that its dependence on third parties for critical services such as telecommunications, energy, water and other utilities, financial services and transportation poses the greatest risk. L-P is seeking to assess the Year 2000 readiness of all mission critical systems and business partners and to develop appropriate contingency plans. These plans may include identifying alternative systems and suppliers and assisting major customers who may be affected by Year 2000 issues. However, there can be no assurance that L-P will not experience unscheduled downtime, business disruptions or other adverse consequences of the Year 2000 problem.

ABT. ABT implemented a project to address its Year 2000 exposure and readiness prior to its acquisition by L-P. ABT's Year 2000 project is generally similar in scope and structure to L-P's Year 2000 project. Most of the required remediation of ABT's systems and building infrastructure is expected to be completed by June 30, 1999 and all required remediation is scheduled to be completed by September 30, 1999. L-P has substantially completed the process of integrating ABT's Year 2000 project into L-P's Year 2000 project. However, the discussion of L-P's Year 2000 project contained in this report does not address ABT's information systems, manufacturing systems, building infrastructure, business partners or Year 2000 project.

Additional Considerations. Despite the extensive efforts of L-P's project team, it is likely that some unexpected problems associated with the Year 2000 issue will arise. In addition, the costs and completion dates for L-P's Year 2000 project discussed herein are based on management's estimates, which were derived using numerous assumptions regarding future events, including continued availability of certain resources, remediation plans of business partners and other factors. There can be no assurance that these estimates will be achieved and actual results could differ significantly from L-P's current expectations.

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                          SUMMARY OF PRODUCTION VOLUMES

                                                          QUARTER ENDED MARCH 31
                                                          ----------------------
                                                           1999             1998
                                                          -----            -----
Oriented strand board
    panels and siding,
        million square feet 3/8" basis                    1,152            1,015

Softwood plywood,
        Million square feet 3/8" basis                      223              231

Lumber, million board feet                                  260              286

Industrial panel products*
        (particleboard, medium density
         fiberboard and hardboard),
         million square feet3/4" basis                      142              144

Engineered I-Joists,
        Million lineal feet                                  24               22

Laminated Veneer Lumber (LVL),
        Thousand cubic feet                               1,749            1,631

Pulp, thousand short tons                                    95               50

----------

      * Excludes ABT products.

                          INDUSTRY PRODUCT PRICE TRENDS

                                     OSB     PLYWOOD      LUMBER   PARTICLEBOARD
                              ----------   ---------   ---------   -------------
                               N. CENTRAL   SOUTHERN
                              7/16" BASIS  PINE 1/2"     FRAMING
                                    24/16      BASIS      LUMBER          INLAND
                                     SPAN        CDX   COMPOSITE      INDUSTRIAL
                                   RATING      3 PLY      PRICES      3/4" BASIS
                              ----------   ---------   ---------   -------------

Annual Average
1993                                $236        $282        $394         $258
1994                                 265         302         405          295
1995                                 245         303         337          290
1996                                 184         258         398          276
1997                                 142         265         417          262
1998                                 205         284         349          259

1998 First Quarter Average
                                     158         266         368          253

1998 Fourth Quarter Average
                                     176         301         340          255

1999 First Quarter Average
                                     259         329         394          254

Source: Random Lengths

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal and environmental matters involving L-P are discussed below.

Environmental Proceedings

      In March 1995, L-P's subsidiary, Ketchikan Pulp Company ("KPC"), entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's pulp mill during the late 1980's and early 1990's. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. In addition to civil and criminal penalties that were paid in 1995, KPC agreed to undertake certain remedial and pollution-control projects. These projects included (i) capital projects for spill containment and water treatment plant upgrades estimated to cost approximately $13.4 million (of which approximately $7.5 million had been spent at March 31, 1999) and (ii) non-capital projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.3 million (of which approximately $1.8 million had been spent at March 31, 1999). As a result of the closure of the mill in May 1997, KPC's obligations with respect to the capital projects have been suspended through January 2000, and KPC is in the process of seeking permanent relief from those obligations. KPC's obligations with respect to the Ward Cove investigation and remediation have not been affected by the closure of the mill.

      In June 1997, KPC entered into an agreement with the State of Alaska and the U.S. Environmental Protection Agency (the "EPA") to investigate and, if necessary, clean up the former mill site. KPC has completed the investigative portion of this project and commenced work on the clean-up portion of this project, which is expected to be completed in mid-1999. Total costs associated with this project are estimated to be approximately $2.7 million, of which approximately $2.6 million had been spent at March 31, 1999.

      KPC has completed the closure of a landfill near Thorne Bay, Alaska, pursuant to an agreement with the U.S. Forest Service (the "USFS"). Costs of the project totaled approximately $6.5 million. KPC is also continuing to monitor leachate from the landfill in order to evaluate whether treatment of the leachate is necessary.

      Certain L-P plant sites have, or are suspected of having, substances in the ground or in the groundwater underlying the sites that are considered pollutants. Where the pollutants were caused by previous owners of the property, L-P is vigorously pursuing those parties through legal channels as well as insurance coverage under all applicable policies.

      Although L-P's policy is to comply with all applicable environmental laws and regulations, the company has, in the past, been required to pay fines for noncompliance. In some instances, litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Based on the information currently available, management believes that any fines, penalties or other losses resulting from the matters discussed above will not have a material adverse effect on the consolidated financial position or results of operations of L-P.

Colorado Criminal Proceedings

      In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. In connection with entering a guilty plea as to certain criminal violations in May 1998, (i) L-P agreed to pay total penalties of $37 million (including making $500,000 in charitable contributions), of which $12 million was paid in 1998, and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed. Under the terms of the original agreement, the $25 million balance of the fine assessed against L-P, which is secured by a statutory lien, was payable in three equal annual installments, together with accrued interest, beginning July 1, 2000. However, in April 1999, the court approved a modification to the agreement, which now provides for the payment of this balance, without interest, on June 1, 1999.

      In December 1995, L-P received a notice of suspension from the EPA stating that, because of the criminal proceedings pending against L-P in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the USFS. In April 1998, L-P signed a Settlement and Compliance Agreement with the EPA. This agreement formally lifted the 1995 suspension imposed on the Montrose facility. The agreement has a term of five years and obligates L-P to (i) develop and implement certain corporate policies and programs, including a policy of cooperation with the EPA, an employee disclosure program and a policy of nonretaliation against employees, (ii) conduct its business to the best of its ability in accordance with federal laws and regulations and local and state environmental laws, (iii) report significant violations of law to the EPA, and
(iv) conduct at least two audits of its compliance with the agreement.

OSB Siding Matters

      L-P has been named as a defendant in numerous class action and nonclass action proceedings, brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or used OSB siding manufactured by L-P, because of alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products.

      The U.S. District Court for the District of Oregon has given final approval to a settlement between L-P and a nationwide class composed of all persons who own, have owned, or subsequently acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator, is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65 percent) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

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

      The settlement requires L-P to contribute $275 million to the settlement fund in seven annual installments payable during the period from 1996 through 2002 in the following amounts: $100 million; $55 million; $40 million; $30 million; $20 million; $15 million; and $15 million. As of March 31, 1999, L-P had funded the first three installments. L-P also had funded a significant portion of the last four installments through the Early Payment Program discussed below. The estimated cumulative total of approved claims under the settlement, as calculated under the terms of the settlement (without giving effect, in the case of unpaid claims, to discounted settlements under the Early Payment Program), exceeded $550 million at March 31, 1999. In these circumstances, unless L-P makes an additional contribution of $50 million to the settlement fund by August 2001, the settlement will terminate as to all claims in excess of $275 million that remain unpaid. In addition, unless L-P makes a second additional contribution of $50 million to the settlement fund by August 2002, the settlement will terminate as to all claims in excess of $325 million that remain unpaid. If L-P makes both of these additional contributions, the settlement would continue in effect until at least August 2003, at which time L-P would be required to make an election with respect to all unpaid claims that were filed prior to December 31, 2002. If, in August 2003, L-P elects to pay pursuant to the settlement all approved claims that remain unpaid at that time, 50% of the unpaid claims must be paid by August 2004 and the remaining 50% must be paid by August 2005. If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after August 2003.

      If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to

OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of March 31, 1999, approximately $5.9 million remained of the $195 million paid into the fund to date (all of which is presently dedicated to the payment of expenses or held in reserve).

      On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who have submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved claims that are filed before December 31, 1999 (the "Second Settlement Fund").

      The Early Payment Program applies to all claimants who are entitled to be paid from the $80 million of mandatory contributions to the settlement fund that remain to be made under the settlement agreement, and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million contributions to the settlement fund that L-P may elect to make under the settlement agreement. The early payments from the $80 million of mandatory contributions are discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer was made. The early payments from the two $50 million optional contributions are discounted at a rate of 12% per annum calculated from 2001 and 2002, respectively, to the date the early payment offer was made. Claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments. For purposes of determining whether L-P has made any mandatory or optional contribution to the settlement fund as of the respective due date therefor, L-P will receive credit for the undiscounted amount of such contribution to which the discounted amount thereof paid pursuant to the Early Payment Program is attributable. At March 31, 1999, approximately $130.3 million in Early Payment Program checks had been mailed and $117.3 million had been cashed in settlement claims, while approximately $3.0 million in such checks remained to be mailed. Giving effect only to Early Payment Program checks that had actually been cashed, L-P had effectively satisfied a cumulative total of approximately $350.5 million of its mandatory and optional contributions to the settlement fund at March 31, 1999.

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

ABT Hardboard Siding Matters

      ABT, ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in six other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998 (subsequently removed to the U.S. District Court for the Northern District of Florida); and the Superior Court of Dekalb County, Georgia on September 25, 1998. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used hardboard siding manufactured or sold by the ABT Entities or the Abitibi Entities. In general, the plaintiffs in these actions have alleged unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages, attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below. Except in the case of certain of the putative class actions that have been stayed, the ABT Entities have filed answers in these proceedings that deny all material allegations of the plaintiffs and assert affirmative defenses. L-P intends to cause the ABT Entities to defend these proceedings vigorously.

      L-P, the ABT Entities and the Abitibi Entities have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jackson County, Missouri on April 22, 1999 and brought on behalf of a purported class of persons in Missouri who own or have purchased hardboard siding manufactured by the defendants. In general, the plaintiffs in this proceeding have alleged breaches of warranty, fraud, misrepresentation, negligence, strict liability and other theories related to alleged defects, deterioration or other failure of such hardboard siding, and seek restitution, punitive damages, attorneys' fees and other relief. L-P and the ABT Entities intend to defend this proceeding vigorously.

      ABT and Abitibi have agreed to an allocation of liability with respect to claims relating to (1) siding sold by the ABT Entities after October 22, 1992 ("ABT Board"), and (2) siding sold by the Abitibi Entities on or before, or held as finished goods inventory by the Abitibi Entities on, October 22, 1992 ("Abitibi Board"). In general, ABT and Abitibi have agreed that all amounts paid in settlement or judgment (other than any punitive damages assessed individually against either the ABT Entities or the Abitibi Entities) following the completion of any claims process resolving any class action claim (including consolidated cases involving more than 125 homes owned by named plaintiffs) shall be paid (a) 100% by ABT insofar as they relate to ABT Board, (b) 65% by Abitibi and 35% by ABT insofar as they relate to Abitibi Board, and (c) 50% by ABT and 50% by Abitibi insofar as they cannot be allocated to ABT Board or Abitibi Board. In general, amounts paid in connection with class action claims for joint local counsel and other joint expenses, and for plaintiffs' attorneys' fees and expenses, are to be allocated in a similar manner, except that joint costs of defending and disposing of class action claims incurred prior to the final determination of what portion of claims relate to ABT Board and what portion relate to Abitibi Board are to be paid 50% by ABT and 50% by Abitibi (subject to adjustment in certain circumstances). ABT and Abitibi have also agreed to certain allocations (generally on a 50/50 basis) of amounts paid for settlements, judgments and associated fees and expenses in respect of non-class action claims relating to Abitibi Board. ABT is solely responsible for such amounts in respect of claims relating to ABT Board. Based on the information currently available, management believes that the resolution of the foregoing matters will not have a material adverse effect on the financial position or results of operations of L-P.

Other Proceedings

      LP and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the consolidated financial position or results of operations of L-P.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            3.1   Bylaws of L-P as amended April 23, 1999

            4.1 Loan Agreement, dated February 3, 1999, between L-P and Centric Capital Corporation and related Promissory Note

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K

            On March 5, 1999, L-P filed a Current Report on Form 8-K reporting matters under Items 2 and 5 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LOUISIANA-PACIFIC CORPORATION

Date: May 14, 1999                         By /s/ Gary C. Wilkerson
                                              ----------------------------------
                                                      Gary C. Wilkerson
                                              Vice President and General Counsel

Date: May 14, 1999                         By /s/ Curtis M. Stevens
                                              ----------------------------------
                                                       Curtis M. Stevens
                                               Vice President, Chief Financial
                                                  Officer and Treasurer
                                              (Principal Financial Officer)