Form 10-Q
period 1999-06-30
LOUISIANA PACIFIC CORP
filed 1999-08-04
CIK 60519

                                                         DRAFT OF AUGUST 3, 1999


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For Quarterly Period Ended June 30, 1999
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 107,406,329 shares of Common Stock, $1 par value, outstanding as of August 1, 1999.

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

     The following statements are or may constitute forward-looking statements:
(1) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "potential," "continue" or "future" or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts. These forward-looking statements are subject to various risks and uncertainties, including the following:

     - Risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions;

     - Possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions; and

     - Actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials.

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                  LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

                                                              QUARTER ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                     -----------------------------   -----------------------------
                                                           1999            1998           1999            1998
                                                     --------------  -------------   --------------  -------------
Net Sales  .......................................       $   768.5       $   623.2       $1,368.6       $1,171.5
                                                     --------------  ---------------   --------------  -------------
Costs and expenses:
Cost of sales.....................................           530.9           506.2          999.0        1,002.2
Depreciation, amortization and depletion..........            45.7            49.5           88.5           89.0
Selling and administrative........................            54.7            45.5          100.6           89.5
Unusual (credits) and charges, net                            (5.2)         (328.3)          (5.2)        (328.3)
Interest expense..................................            11.1            10.1           20.1           19.8
Interest income...................................            (9.4)           (1.5)         (19.2)          (3.6)
                                                     --------------  ---------------   --------------  -------------

Total costs and expenses..........................           627.8           281.5        1,183.8          868.6
                                                     --------------  ---------------   --------------  -------------

Income before taxes and minority interest.........           140.7           341.7          184.8          302.9
Provision for income taxes........................            55.8           138.8           73.2          126.3
Minority interest in net income (loss) of
    consolidated subsidiaries.....................             ---            (1.0)          (0.5)          (2.2)
                                                     --------------  ---------------   --------------  -------------
Net income.......................................        $    84.9       $   203.9      $   112.1       $  178.8
                                                     --------------  ---------------   --------------  -------------
                                                     --------------  ---------------   --------------  -------------
Net income per share-basic and diluted............       $      .79       $    1.87      $    1.05       $   1.64
                                                     --------------  ---------------   --------------  -------------
                                                     --------------  ---------------   --------------  -------------
Average shares outstanding (millions)
                        -- basic..................           106.6           109.1          106.4          109.1
                                                     --------------  ---------------   --------------  -------------
                                                     --------------  ---------------   --------------  -------------
                        -- diluted................           106.8           109.4          106.6          109.4
                                                     --------------  ---------------   --------------  -------------
                                                     --------------  ---------------   --------------  -------------
Cash dividends per share..........................       $      .14       $     .14      $     .28       $    .28
                                                     --------------  ---------------   --------------  -------------
                                                     --------------  ---------------   --------------  -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                                            JUNE 30, 1999         DECEMBER 31, 1998
ASSETS                                                                    ----------------        -----------------

Cash and cash equivalents                                                     $   152.9             $   126.5
Accounts receivable, net                                                          204.2                 134.7
Inventories                                                                       239.7                 205.7
Prepaid expenses                                                                   19.6                   8.1
Income tax refunds receivable                                                     ---                    43.9
Deferred income taxes                                                             121.8                  93.2
                                                                          ----------------        -----------------
     Total current assets                                                         738.2                 612.1
                                                                          ----------------        -----------------

Timber and timberlands                                                            498.4                 499.0
Property, plant and equipment                                                   2,213.8               2,086.5
Less accumulated depreciation                                                  (1,202.9)             (1,173.2)
                                                                           ----------------        -----------------
Net property, plant and equipment                                               1,010.9                 913.3

Notes receivable from asset sales                                                 403.8                 403.8

Goodwill, net of amortization                                                     132.9                  60.0
Other assets                                                                       30.0                  30.9
                                                                          ----------------        -----------------
     Total assets                                                             $ 2,814.2             $ 2,519.1
                                                                          ----------------        -----------------
                                                                          ----------------        -----------------
LIABILITIES AND EQUITY

Current portion of long-term debt                                             $    23.2             $    34.1
Accounts payable and accrued liabilities                                          270.2                 192.5
Current portion of contingency reserves                                           205.0                 140.0
Income taxes payable                                                               13.4                   ---
                                                                          ----------------        -----------------
     Total current liabilities                                                    511.8                 366.6
                                                                          ----------------        -----------------
Long-term debt, excluding current portion:
Limited recourse notes payable                                                    396.5                 396.5
Other long-term debt                                                              181.6                  63.3
                                                                          ----------------        -----------------
     Total long-term debt, excluding current portion                              578.1                 459.8
                                                                          ----------------        -----------------
Contingency reserves, excluding current portion                                   102.9                 228.0
Deferred income taxes and other                                                   301.8                 241.9
Commitments and contingencies
Stockholders' equity:
Common stock                                                                      117.0                 117.0
Additional paid-in-capital                                                        465.2                 465.4
Retained earnings                                                               1,001.2                 918.8
Treasury stock                                                                   (201.3)               (204.0)
Loans to Employee Stock Ownership Trusts                                          (17.9)                (28.8)
Accumulated comprehensive income (loss)                                           (44.6)                (45.6)
                                                                          ----------------        -----------------
     Total stockholders' equity                                                 1,319.6               1,222.8
                                                                          ----------------        -----------------
     Total liabilities and equity                                             $ 2,814.2             $ 2,519.1
                                                                          ----------------        -----------------
                                                                          ----------------        -----------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

                  LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------------
                                                                                   1999                   1998
                                                                               -------------         -------------
Cash flows from operating activities:
      Net income...................................................            $   112.1             $   178.8
      Depreciation, amortization and depletion.....................                 88.5                  89.0
      Unusual (credits) and charges, net                                            (5.2)               (328.3)
      Cash settlements of contingencies............................                (78.1)                (38.9)
      Other adjustments, net.......................................                 13.8                  10.4
      Decrease (increase) in certain working capital components
           and deferred taxes......................................                 80.2                 219.0
                                                                               -------------         -------------
           Net cash provided by (used in) operating activities.....                211.3                 130.0
                                                                               -------------         -------------
Cash flows from investing activities:
      Capital spending.............................................                (57.0)                (75.9)
      Asset sales proceeds..........................................                17.6                 299.5
      ABT purchase, including replacement of debt..................               (213.0)                  ---
      Other investing activities, net..............................                 (1.6)                  4.1
                                                                               -------------         -------------
           Net cash provided by (used in) investing activities.....               (254.0)                227.7
                                                                               -------------         -------------
Cash flows from financing activities:
      New borrowings, including net changes in revolving
           borrowings..............................................                139.3                 328.0
      Repayment of long-term debt..................................                (46.0)               (265.0)
      Increase (decrease) in short-term notes payable..............                  ---                   6.4
      Cash dividends...............................................                (29.7)                (30.5)
      Other financing activities, net..............................                  5.5                   4.5
                                                                               -------------         -------------
           Net cash provided by (used in) financing activities.....                 69.1                  43.4
                                                                               -------------         -------------
Net increase (decrease) in cash and cash equivalents...............                 26.4                 401.1
Cash and cash equivalents at beginning of period...................                126.5                  31.9
                                                                               -------------         -------------
Cash and cash equivalents at end of period.........................            $   152.9             $   433.0
                                                                               -------------         -------------
                                                                               -------------         -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

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

     4. The preparation of interim financial statements requires the estimation of L-P's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expense over the remainder of the year.

     5. Components of comprehensive income include net income, currency translation adjustments and other income (loss). Comprehensive income was $87.5 million in the second quarter of 1999, $203.6 million for the second quarter of 1998, $113.1 million for the first six months of 1999 and $179.9 million for the same period in 1998.

     6. In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133 will be effective for L-P beginning January 1, 2001. L-P is assessing the impact this statement will have on its financial statements and related disclosures.

     7. In February 1999, L-P acquired all of the capital stock of ABT Building Products Co. ("ABT") for approximately $164 million. Concurrent with the acquisition, L-P also paid off approximately $49 million of ABT debt. In connection with the acquisition of ABT, L-P borrowed $100 million under a new uncommitted bank credit facility and increased its net revolving borrowings under its existing credit facility by $65 million. The acquisition was accounted for as a purchase and ABT's results of operations for the period subsequent to the acquisition have been included in L-P's Condensed Consolidated Statements of Income for the period ended June 30, 1999. The purchase price has been preliminarily allocated to the assets and liabilities of ABT based on their estimated fair values in L-P's Condensed Consolidated Balance Sheet at June 30, 1999. Based on current estimates, L-P has recorded purchase price in excess of net assets acquired ("goodwill") of $77 million in its Condensed Consolidated Balance Sheet at June 30, 1999, which is being amortized using the straight-line method over 15 years. However, L-P is still in the process of obtaining information to be used in the determination of the fair value of certain assets and liabilities, which could affect both the amount of purchase price allocated to those assets and liabilities and the amount of goodwill recorded and amortized in future periods.

     The following unaudited pro forma financial information gives effect to the acquisitions of ABT as if it has been consummated at the beginning of each period presented.


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------------------
                                                                                 1999                  1998
                                                                         --------------------- ---------------------
DOLLAR AMOUNTS IN MILLIONS
    EXCEPT PER SHARE
      Net Sales....................................................            $ 1,410.0             $ 1,339.3
      Net Income...................................................                111.0                 180.9
      Net income per share-- basic                                                   1.04                  1.66
                          -- diluted                                                 1.04                  1.65

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

     8. The following table sets forth selected segment data for the periods ended June 30, 1999 and 1998:


                                                                 QUARTER ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                        ------------------------------------------------------------
                                                             1999            1998           1999            1998
                                                        -------------  -------------   -------------   -------------
Sales:
    Structural products............................      $   430.1       $   357.9      $   775.1       $   639.4
    Exterior products..............................           79.1            23.6          116.9            51.7
    Industrial panel products......................           73.1            45.3          126.9            88.5
    Specialty and other products...................          158.3           175.6          299.9           350.2
    Pulp...........................................           27.9            20.8           49.8            41.7
                                                        -------------  -------------   -------------   -------------
    Total sales....................................      $   768.5       $   623.2      $ 1,368.6       $ 1,171.5
                                                        -------------  -------------   -------------   -------------
                                                        -------------  -------------   -------------   -------------
Profit (loss):
    Structural products............................      $   148.6       $    43.1      $   222.3       $    48.1
    Exterior products..............................           16.3             4.7           24.0             9.6
    Industrial panel products......................            4.7             1.9            5.8             2.7
    Specialty and other products...................           (2.1)           (3.7)          (9.7)          (10.4)
    Pulp...........................................           (4.9)           (3.9)         (10.7)          (15.5)
    Unusual credits and charges, net...............            5.2           328.3            5.2           328.3
    General corporate and other expense, net.......          (25.4)          (20.1)         (51.2)          (43.7)
    Interest income (expense), net.................           (1.7)           (8.6)           (.9)          (16.2)
                                                        -------------  -------------   -------------   -------------
    Income before taxes and minority interest......      $   140.7       $   341.7      $   184.8       $   302.9
                                                        -------------  -------------   -------------   -------------
                                                        -------------  -------------   -------------   -------------


     9. The description of certain legal and environmental matters involving L-P set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference. The increase in the current portion of contingency reserves reflects the expected payment of the $125 million second fund relating to L-P's nationwide class action litigation settlement in the first half of 2000.

     10. The description of a potential acquisition set forth below under the caption "Acquisition" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net income for the second quarter of 1999 was $84.9 million, or $.79 per diluted share, on sales of $768.5 million, compared to second quarter 1998 net income of $203.9 million, or $1.87 per diluted share, on sales of $623.2 million. Excluding a $5.2 million pretax gain ($3.2 million after tax, or $.03 per diluted share) on the sale of timberland, net income for the second quarter of 1999 was $81.7 million, or $.76 per diluted share compared to second quarter 1998 income excluding unusual items (primarily a gain on the sale of California timberlands) of $8.7 million, or $.08 per diluted share.

     Net income for the first six months of 1999 was $112.1 million, or $1.05 per diluted share, on sales of $1.37 billion, compared to net income for the first six months of 1998 of $178.8 million, or $1.64 per diluted share, on sales of $1.17 billion. Excluding unusual items, net income for the first six months of 1999 was $108.9 million, or $1.02 per diluted share, compared to a loss for the first six months of 1998 of $16.4 million, or $.15 per diluted share.

         Sustained demand for building products and the continued strength in housing markets factored positively into second quarter earnings. This demand resulted in improved market prices for structural panels (oriented strand board
(OSB) and plywood) and lumber which was the primary factor for increased sales and earnings.

     L-P operates in five segments: structural products; exterior products; industrial panel products; specialty and other products; and pulp. Structural products is the most significant segment, accounting for more than 50% of sales during the first six months of both 1999 and 1998. L-P's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

SELECTED SEGMENT DATA


                                                     QUARTER ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                             JUNE 30,
                                       ------------------------------------ -----------------------------------------
                                            1999          1998       % CHG       1999           1998         % CHG
                                       ------------- ------------- -------- ------------- --------------- -----------
Sales:
    Structural products..............     $   430.1      $   357.9     +20%     $   775.1     $   639.4        +21%
    Exterior products................          79.1           23.6    +235%         116.9          51.7       +126%
    Industrial panel products........          73.1           45.3     +61%         126.9          88.5        +43%
    Specialty and other products.....         158.3          175.6     -10%         299.9         350.2        -14%
    Pulp.............................          27.9           20.8     +34%          49.8          41.7        +19%
                                       ------------- ------------- -------- ------------- --------------- -----------
    Total sales......................     $   768.5      $   623.2     +23%     $ 1,368.6     $ 1,171.5        +17%
                                       ------------- -------------          ------------- ---------------
                                       ------------- -------------          ------------- ---------------
Profit (loss):
    Structural products..............     $   148.6      $    43.1    +245%     $   222.3     $    48.1       +362%
    Exterior products................          16.3            4.7    +247%          24.0           9.6       +150%
    Industrial panel products........           4.7            1.9    +147%           5.8           2.7       +115%
    Specialty and other products.....          (2.1)          (3.7)    +43%          (9.7)        (10.4)        +7%
    Pulp.............................          (4.9)          (3.9)    -26%         (10.7)        (15.5)       +31%
    Unusual credits and charges, net.           5.2          328.3     -98%           5.2         328.3        -98%
    General corporate and other
    expense, net.....................         (25.4)         (20.1)    -26%         (51.2)        (43.7)       -17%
    Interest income (expense), net...          (1.7)          (8.6)    +80%           (.9)        (16.2)       +94%
                                       ------------- ------------- -------- ------------- --------------- -----------
    Income before taxes and minority
    interest.........................     $   140.7      $   341.7     -59%     $   184.8     $   302.9        -39%
                                       ------------- -------------          ------------- ---------------
                                       ------------- -------------          ------------- ---------------

STRUCTURAL PRODUCTS

     The structural products segment consists of oriented strand board (OSB), plywood, lumber and engineered wood products (EWP). The significant growth in sales in the structural products segment in 1999 was primarily due to increases in OSB, plywood and non-redwood lumber prices. OSB, lumber and EWP volume increases were partially offset by a volume decline in plywood.

     OSB market prices and sales trends continued upward through the first six months of 1999. OSB average selling prices increased 51% in the second quarter of 1999 compared to the second quarter of 1998 and 42% for the first six months of 1999 compared to the first six months of 1998. Robust U.S. housing markets have created strong demand for OSB and other building products. OSB sales volume increased approximately 2% in the second quarter of 1999 compared to the second quarter of 1998, and 7% for the first six months of 1999 compared to the first six months of 1998 due primarily to the addition of a new mill in April of 1998 that provided a net capacity increase.

     Plywood average selling prices increased 30% in the second quarter of 1999 over the second quarter of 1998, offset by an approximate 37% decline in volume. For the first six months of 1999 average selling prices increased 26% over the same period in 1998, offset by an approximate 26% decline in volume. The price increases reflect the strong demand factors discussed above. The volume decreases are primarily the result of a temporary shut-down of plywood manufacturing facilities and the allocation of additional veneer to laminated veneer lumber (LVL) production rather than to plywood production.

     Lumber sales increased in the second quarter of 1999 compared to 1998 due to a shift to a higher percentage of outside sales and a lower percentage of sales to the distribution business within L-P (part of the Specialty and Other Products segment). Excluding the effect of redwood lumber operations sold in 1998, average selling prices increased approximately 6% in the second quarter of 1999 compared to the second quarter of 1998, offset by a slight decline in volume. The selling average for redwood lumber is generally significantly higher than for other species of lumber. For the first six months of 1999, excluding the sold redwood lumber operations, average selling prices and volumes did not change significantly.

Engineered wood products (EWP) include engineered I-Joists, LVL and hardwood veneer. Sales of EWP products increased significantly, primarily as a result of a marketing agreement to sell the products of an independent producer. Sales volumes also increased in this segment due to strong residential and commercial construction markets. The average selling prices of EWP products did not change significantly. The price for the basic raw materials (OSB used in the web stock for I-Joists, veneer used in LVL and lumber used for flange material in I-Joists) increased significantly in 1999 due to the market price increases, which led to lower profitability.

     In the second quarter of 1999 and in the first six months of 1999, profitability of the structural products segment increased significantly, largely as a result of price improvements for OSB, plywood and non-redwood lumber and improvements in the efficiency of L-P's production facilities. Lower log costs in the southern region of the country contributed to the increase in plywood earnings. Log costs in the southern region of the country decreased approximately 7% in the first six months of 1999 over the same period in 1998, while log costs in northern regions and Canada decreased approximately 5%. Structural products profits also benefited in 1999 from the sale of unprofitable California operations in mid-1998.

EXTERIOR PRODUCTS

     The exterior products segment consists of siding and related products such as soffit, facia and trim. In 1999, this segment includes products added from the purchase of ABT, including hardboard siding, vinyl siding and other products. Average sales prices of OSB-based exterior products decreased slightly in the second quarter of 1999 compared to the same period in 1998, while volumes increased about 38%. Average sales prices of OSB-based exterior products decreased slightly for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, while volumes increased about 13%. Increased volumes were primarily due to an increase in the number of distributors in the southeastern distribution network. Total profits increased in 1999 primarily due to the increased sales volume, the acquisition of ABT and more efficient use of production capacity.

INDUSTRIAL PANEL PRODUCTS

     The industrial panels segment consists of particleboard, medium density fiberboard (MDF) and hardboard and, in 1999, the laminated industrial panels products of ABT. Increased demand for particleboard and MDF contributed to modestly higher pricing. Higher prices and the addition of the ABT products in 1999 are the primary reasons for the increase in sales and profits in 1999 in this segment over the second quarter of 1998 and over the first six months of 1998.

SPECIALTY AND OTHER PRODUCTS

     The specialty and other products segment includes distribution facilities, wood chips, coatings and chemicals, cellulose insulation, Ireland operations, Alaska operations, moldings and other products. In the second quarter of 1999, sales for this segment decreased compared to the second quarter of 1998, primarily due to the sale of the assets of the Weather-Seal windows and doors division, Creative Point Inc. and two California distribution facilities, partially offset by sales of ABT products. The same factors also contributed to the decline in sales in the first six months of 1999 compared to the first six months of 1998.

PULP

     Pulp segment operations in 1999 continued to be impacted by the worldwide over-capacity in the pulp industry and the Asian market crisis, although pricing has improved over 1998 as the Asian economy improves. Pulp segment losses increased for the second quarter of 1999 compared to the second quarter of 1998 due primarily to higher maintenance charges related to repairs and higher raw material costs at the Samoa, California mill. Losses decreased for the first six months of 1999 compared to the first six months of 1998, due primarily to partial recovery of inventory market write-downs taken in previous periods and lower unit costs due to higher production volumes. L-P's pulp facilities took significant downtime in the first half of 1998.

UNUSUAL CREDITS AND CHARGES NET


                                                              QUARTER ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ----------------------------   ----------------------------
                                                           1999            1998           1999            1998
                                                       ------------    ------------   ------------    ------------
Gain on sale of assets.............................      $     5.2       $   359.1      $     5.2       $   359.1
Adjustment for litigation reserves and other.......            ---           (30.8)           ---           (30.8)
                                                       ------------    ------------   ------------    ------------
                                                         $     5.2       $   328.3      $     5.2       $   328.3
                                                       ------------    ------------   ------------    ------------
                                                       ------------    ------------   ------------    ------------

     In the second quarter of 1999, L-P recorded a net gain of $5.2 million ($3.2 million after taxes, or $.03 per diluted share) from the sale of timber and timberlands in Texas.

     In the second quarter of 1998, L-P recorded a net gain of $328.3 million ($195.2 million after taxes, or $1.79 per diluted share) primarily resulting from gains on the sales of timberland, sawmill and distribution assets in California and the Weather-Seal window and door business. Charges relating to the settlement of legal issues in Montrose, Colorado of $14.0 million after taxes (or $.13 per diluted share) and other charges were netted against the asset sales gains.

GENERAL CORPORATE AND OTHER EXPENSE

     General corporate expense increased primarily due to the addition of sales and marketing personnel as L-P has increased its focus on customers and additional costs for administrative infrastructure, including the conversion to new accounting and human resource systems.

INTEREST INCOME (EXPENSE)

     Cash from asset sales was used to repay loans and lines of credit in late 1998, reducing debt levels and net interest expense in 1999 compared to 1998.

LEGAL AND ENVIRONMENTAL MATTERS

     Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain legal and environmental matters and the potential impact of these matters on L-P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $211 million in the first six months of 1999 compared to $130 million in the first six months of 1998. The increase in cash provided by operations resulted primarily from improved operating results (excluding unusual items). Partially offsetting this increase, L-P made $78 million in litigation-related payments, largely due to the early payment program relating to L-P's nationwide class action litigation settlement, during the first six months of 1999 compared to $39 million in the first six months of 1998.

     Cash used in investing activities was $254 million in the first six months of 1999 compared to cash provided by investing activities of $228 million in the first six months of 1998. L-P paid $213 million to acquire ABT in February 1999. L-P received approximately $300 million from asset sales proceeds in 1998. Capital expenditures in property, plant, equipment and timber decreased in 1999 compared to 1998, primarily because L-P did not have any new mills under construction. L-P has announced plans to build several wood-processing facilities in Canada, including an OSB plant, and is building an OSB plant in Chile.

     In the first six months of 1999, L-P borrowed $165 million to finance the acquisition of ABT. In the first six months of 1998, L-P repaid $265 million on its revolving credit line with the proceeds from $349 million in new borrowings related to the monetization of notes receivable from asset sales.

     L-P expects to be able to meet its cash requirements through cash from operations, existing cash balances, existing credit facilities and access to the capital markets. Cash and cash equivalents totaled $153 million at June 30, 1999 compared to $127 million at December 31, 1998. L-P has a $300 million revolving credit facility available through January 2002, under which L-P had $40 million of borrowings outstanding at June 30, 1999. L-P also had $100 million of borrowings under a new uncommitted bank credit facility outstanding at June 30, 1999. L-P has filed a shelf registration statement for the sale of up to $500 million of debt securities to be offered from time to time in one or more series. The proceeds from the sale of such securities are anticipated to be used by L-P for general corporate purposes, which may include repayment of debt (including debt incurred in connection with the acquisition of ABT), and, potentially, for the acquisition of Forex discussed below.

     Changes in L-P's balance sheet from December 31, 1998 to June 30, 1999 include increases of $69 million in accounts receivable, $34 million in inventories, $98 million in net property, plant and equipment, and $73 million in goodwill resulting primarily from the consolidation of ABT and L-P for financial reporting purposes. The increase of $145 million in current liabilities resulted primarily from the consolidation of ABT and L-P for financial reporting purposes and an increase in the current portion of contingency reserves to reflect the expected payment, in the first quarter of 2000, of the second fund relating to L-P's nationwide class action siding litigation settlement.

     Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $308 million at June 30, 1999, of which $205 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency reserves decreased in 1999 due to the continued implementation of the early payment program relating to L-P's nationwide class action siding litigation settlement. Litigation related payments totaled $78 million for the first six months of 1999.

ACQUISITION

     On June 28, 1999, L-P agreed to make a tender offer for the outstanding shares of Le Groupe Forex Inc., a Canadian OSB producer, for $26 (Canadian) per share payable in cash, installment notes or a combination thereof. On August 3, 1999, in response to a competing proposal made by a third party, L-P agreed to increase its offer to $31 (Canadian) per share. At $31 (Canadian) per share, the total purchase price for Forex would be approximately $550 million (US), including the assumption of debt. L-P intends to finance the acquisition by issuing debt under bank or bridge loans or a planned public debt offering (discussed above). Forex is required to notify L-P prior to approving or accepting any competing acquisition proposal that Forex determines is more favorable to its stockholders, whereupon L-P would have five business days to modify, if it so chooses, its offer. If Forex determines that a modification proposed by L-P would result in the competing acquisition proposal not being more favorable to its stockholders, Forex would be required to accept L-P's proposed modification. In certain circumstances, including certain circumstances involving the termination of the agreement between L-P and Forex, Forex would be required to pay L-P a fee in the amount of $28 million (Canadian). The proposed acquisition of Forex is subject to customary conditions, including a condition that at least two-thirds of each class of Forex's capital stock will have been tendered to L-P and a condition relating to the receipt of regulatory approvals.

ASSETS HELD FOR SALE

     L-P is in the process of seeking to sell its Chetwynd, British Columbia pulp mill. L-P is also currently in discussions relating to the possible sale of most of the assets of its Ketchikan Pulp Company subsidiary. In addition, L-P is exploring the possible sale of the Samoa, California pulp mill. While L-P currently believes it has adequate support for the carrying value of the affected assets, there can be no assurance that the proceeds ultimately received in any sale transaction would not fall short of the applicable carrying value, resulting in a loss on such sale.

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

     INFORMATION SYSTEMS. L-P's information systems include such common business applications as payroll, human resources, sales order entry, inventory management, finance and accounting. L-P's Year 2000 project phases for information systems include: inventorying and prioritizing all information systems; assessing the Year 2000 readiness of such systems; remediating such systems (through conversion, upgrades, replacement or risk-managed acceptance of non-compliant items); testing; and developing and implementing contingency plans, to the extent determined to be appropriate, for each system. The inventory and assessment phases for L-P's information systems have been completed. L-P has replaced its basic payroll, human resources and most accounting applications with off-the-shelf packages and has completed the remediation of a number of other information systems. As of July 31, 1999, approximately 11% of L-P's other information systems required further remediation through system upgrades and/or replacements. The remediation of these systems is scheduled for completion by September 30, 1999. Testing of information systems and contingency planning are underway and are scheduled to be completed by November 30, 1999.

     MANUFACTURING SYSTEMS/BUILDING INFRASTRUCTURE. With respect to L-P's manufacturing systems and building infrastructure, the Year 2000 project is focused on surveying and, where necessary, remediating all computer-controlled and/or embedded devices used in L-P's manufacturing processes or in building infrastructure (such as the heating and air conditioning systems, security access and alarm systems, telephones, and office equipment used in L-P's offices and plants). The Year 2000 project phases for manufacturing systems and building infrastructure include: inventorying items that are exposed to Year 2000 issues; assessing the Year 2000 readiness of such items; remediating such items (through conversion, upgrades, replacement, or risk-managed acceptance of non-compliant items), testing; and developing and implementing contingency plans, to the extent determined to be appropriate, for each business group and facility location. The inventory and assessment phases for L-P's manufacturing systems and building infrastructure has been completed. As of July 31, 1999, approximately 1% of L-P's manufacturing systems and building infrastructure required further remediation. This remediation is scheduled to be completed by September 30, 1999. Testing of manufacturing systems and building infrastructure and contingency planning are underway and are scheduled to be completed by November 30, 1999.

     BUSINESS PARTNERS. L-P also faces the risk of business disruption from outside business partners, which may have information systems, manufacturing systems or infrastructure that are not Year 2000 compliant. In this regard, L-P's Year 2000 project includes identifying and prioritizing L-P's major business partners (primarily suppliers of raw materials and essential services such as utilities and transportation and significant customers), assessing their Year 2000 readiness and developing contingency plans where appropriate. The identification and prioritization phases have been completed and L-P has requested that all of its major business partners respond to a survey eliciting information as to their Year 2000 readiness. Of the approximately 50% of the business partners that have responded to the survey, none have disclosed significant readiness issues. However, in light of the substantial number of parties who failed to respond to the survey, L-P recently decided to pursue responses from these parties more aggressively through business-unit operating personnel rather than through corporate management personnel. In addition, as part of its contingency planning process, L-P intends to focus on obtaining appropriate assurances from all critical business partners that have not responded to the survey by September 30, 1999 and to monitor the Year 2000 readiness of its most critical business partners throughout the remainder of 1999.

     If L-P's efforts in this regard cause it to believe that significant risk is present, L-P will seek to identify alternate business partners and to develop contingency plans to address potential business disruptions prior to December 1999.

     COSTS. The total expense associated with L-P's Year 2000 project is presently estimated to be approximately $7.2 million, of which approximately $4.7 million (including certain costs incurred by ABT prior to its acquisition by L-P) had been incurred by June 30, 1999. These costs are being expensed as incurred and are not expected to have a material effect on L-P's financial position or results of operations. These costs do not include expenses and capital costs associated with replacing systems which L-P would have replaced regardless of Year 2000 issues, including a new human resources information system and a new core financial system.

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

                          LOUISIANA-PACIFIC CORPORATION
                          SUMMARY OF PRODUCTION VOLUMES

                                                               QUARTER ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                       ---------------------------    ----------------------------
                                                           1999            1998           1999            1998
                                                       -----------     -----------    -----------      -----------

Oriented strand board panels, million
    square ft 3/8" basis...........................        1,068             986          2,122           1,906
Softwood plywood million square ft 3/8" basis......          211             270            447             501
Lumber, million board feet.........................          269             288            529             574
Oriented strand board siding and specialty products
    million square ft 3/8" basis...................           94             100            192             195
Hardboard siding surface measure million square
    ft basis.......................................           85             ---            114             ---
Engineered I-Joists, million lineal feet...........           21              24             45              46
Laminated Veneer Lumber, thousand cubic ft.........        1,800           2,000          3,500           3,600
Industrial panel products (particle board, medium
    density fiberboard and hardboard), million
    square ft 3/4" basis...........................          175             148            335             293
Pulp, thousand short tons..........................           90              91            185             141

                                            INDUSTRY PRODUCT PRICE TRENDS

                                         OSB              PLYWOOD           LUMBER           PARTICLEBOARD
                                         -----------      ----------        ----------       -------------

                                         N. CENTRAL
                                         7/16" BASIS      SOUTHERN          FRAMING
                                         24/16            PINE 1/2"         LUMBER           INLAND
                                         SPAN             BASIS             COMPOSITE        INDUSTRIAL
                                         RATING           CDX 3 PLY         PRICES           3/4" BASIS
                                         -----------      ----------        ----------       -------------
Annual Average

1993                                    $     236        $     282         $     394        $     258

1994                                          265              302               405              295

1995                                          245              303               337              290

1996                                          184              258               398              276

1997                                          142              265               417              262

1998                                          205              284               349              259

1998 Second Quarter Average                   195              262               346              262

1999 First Quarter Average                    218              318               384              247

1999 Second Quarter Average                   289              343               423              270

Source: Random Lengths. The amounts set forth are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     Certain legal and environmental matters involving L-P are discussed below.

ENVIRONMENTAL PROCEEDINGS

     In March 1995, L-P's subsidiary, Ketchikan Pulp Company ("KPC"), entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's pulp mill during the late 1980's and early 1990's. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. In addition to civil and criminal penalties that were paid in 1995, KPC agreed to undertake certain remedial and pollution-control projects. These projects included (i) capital projects for spill containment and water treatment plant upgrades estimated to cost approximately $13.4 million (of which approximately $7.5 million had been spent at June 30, 1999) and (ii) non-capital projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.3 million (of which approximately $1.8 million had been spent at June 30, 1999). As a result of the closure of the mill in May 1997, KPC's obligations with respect to the capital projects have been suspended through January 2000, and KPC is in the process of seeking permanent relief from those obligations. KPC's obligations with respect to the Ward Cove investigation and remediation have not been affected by the closure of the mill.

     In June 1997, KPC entered into an agreement with the State of Alaska and the U.S. Environmental Protection Agency (the "EPA") to investigate and, if necessary, clean up the former mill site. KPC has completed the investigative portion of this project and commenced work on the clean-up portion of this project, which is expected to be completed in late 1999. Total costs associated with this project are estimated to be between $2.7-$3.0 million, of which approximately $2.7 million had been spent at June 30, 1999.

     KPC has completed the closure of a landfill near Thorne Bay, Alaska, pursuant to an agreement with the U.S. Forest Service (the "USFS"). Costs of the project totaled approximately $6.5 million. KPC will monitor leachate from the landfill in order to evaluate whether treatment of the leachate is necessary.

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

COLORADO CRIMINAL PROCEEDINGS

     In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. In connection with entering a guilty plea as to certain criminal violations in May 1998, (i) L-P agreed to pay total penalties of $37 million (including making $500,000 in charitable contributions), of which $12 million was paid in 1998, and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed. Under the terms of the original agreement, the $25 million balance of the fine assessed against L-P, which is secured by a statutory lien, was payable in three equal annual installments, together with accrued interest, beginning July 1, 2000. However, in April 1999, the court approved a modification to the agreement, pursuant to which L-P paid this balance, without interest, during the second quarter of 1999.

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

     The settlement requires L-P to contribute $275 million to the settlement fund in seven annual installments payable during the period from 1996 through 2002 in the following amounts: $100 million; $55 million; $40 million; $30 million; $20 million; $15 million; and $15 million. As of June 30, 1999, L-P had funded the first four installments. L-P also had funded a significant portion of the last three installments through the Early Payment Program discussed below. The estimated cumulative total of approved claims under the settlement, as calculated under the terms of the settlement (without giving effect, in the case of unpaid claims, to discounted settlements under the Early Payment Program), exceeded $575 million at June 30, 1999. In these circumstances, unless L-P makes an additional contribution of $50 million to the settlement fund by August 2001, the settlement will terminate as to all claims in excess of $275 million that remain unpaid. In addition, unless L-P makes a second additional contribution of $50 million to the settlement fund by August 2002, the settlement will terminate as to all claims in excess of $325 million that remain unpaid. If L-P makes both of these additional contributions, the settlement would continue in effect until at least August 2003, at which time L-P would be required to make an election with respect to all unpaid claims that were filed prior to December 31, 2002. If, in August 2003, L-P elects to pay pursuant to the settlement all approved claims that remain unpaid at that time, 50% of the unpaid claims must be paid by August 2004 and the remaining 50% must be paid by August 2005. If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after August 2003.

     If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of June 30, 1999, approximately $5.3 million remained of the $225 million paid into the fund to date (all of which is presently dedicated to the payment of expenses or held in reserve).

     On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who have submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved claims that are filed before December 31, 1999 (the "Second Settlement Fund").

     The Early Payment Program applies to all claimants who are entitled to be paid from the $80 million of mandatory contributions to the settlement fund that remain to be made under the settlement agreement, and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million contributions to the settlement fund that L-P may elect to make under the settlement agreement. The early payments from the $80 million of mandatory contributions are discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer was made. The early payments from the two $50 million optional contributions are discounted at a rate of 12% per annum calculated from 2001 and 2002, respectively, to the date the early payment offer was made. Claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments. For purposes of determining whether L-P has made any mandatory or optional contribution to the settlement fund as of the respective due date therefor, L-P will receive credit for the undiscounted amount of such contribution to which the discounted amount thereof paid pursuant to the Early Payment Program is attributable. At June 30, 1999, approximately $130.3 million in Early Payment Program checks had been mailed and $120.7 million had been cashed in settlement claims, while approximately $3.0 million in such checks remained to be mailed. Giving effect only to Early Payment Program checks that had actually been cashed, L-P had effectively satisfied an estimated cumulative total of approximately $352.8 million of its mandatory and optional contributions to the settlement fund at June 30, 1999.

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

ABT HARDBOARD SIDING MATTERS

     ABT, ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in six other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used hardboard siding manufactured or sold by the ABT Entities or the Abitibi Entities. In general, the plaintiffs in these actions have alleged unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages, attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below. Except in the case of certain of the putative class actions that have been stayed, the ABT Entities have filed answers in these proceedings that deny all material allegations of the plaintiffs and assert affirmative defenses. L-P intends to cause the ABT Entities to defend these proceedings vigorously.

     L-P, the ABT Entities and the Abitibi Entities have also been named as defendants in putative class action proceedings filed in the Circuit Court of Jackson County, Missouri on April 22, 1999 and the District Court of Johnson County, Kansas on July 14, 1999 and brought on behalf of purported classes of persons in Missouri and Kansas, respectively, who own or have purchased hardboard siding manufactured by the defendants. In general, the plaintiffs in these proceedings have alleged breaches of warranty, fraud, misrepresentation, negligence, strict liability and other theories related to alleged defects, deterioration or other failure of such hardboard siding, and seek restitution, punitive damages, attorneys' fees and other relief. L-P and the ABT Entities intend to defend this proceeding vigorously.

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

FIBREFORM WOOD PRODUCTS, INC. PROCEEDINGS

     L-P has been named as a defendant in an action filed by FibreForm Wood Products, Inc. ("FibreForm") in the Superior Court of Los Angeles County, California on July 13, 1999. The action was subsequently removed by L-P and the other named defendants to the United States District Court for the Central District of California. FibreForm has alleged, in connection with failed negotiations between FibreForm and L-P regarding a possible joint venture, that L-P and the other defendants engaged in a fraudulent scheme to gain control over FibreForm's proprietary manufacturing processes under the guise of such negotiations. FibreForm has alleged fraudulent misrepresentation, negligent misrepresentation, misappropriation of trade secrets, unfair competition, breach of contract and breach of a confidentiality agreement by L-P and the other defendants. FibreForm seeks general, special and consequential damages of at least $250 million, punitive damages, restitution, injunctive and other relief and attorneys' fees. L-P believes that FibreForm's allegations are without merit and intends to defend this action vigorously. Based on the information currently available, management believes that the resolution of the foregoing matters will not have a material adverse effect on the financial position or results of operations of L.P.

OTHER PROCEEDINGS

     L-P and its subsidiaries are parties to other legal proceedings. Management believes that the outcome of such proceedings will not have a material adverse effect on the consolidated financial position or results of operations of L-P.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     L-P held its Annual Meeting of Stockholders on May 10, 1999, at which the stockholders of L-P voted on and approved the following:

     1. The election of two Class II directors of L-P for terms expiring at the Annual Meeting of Stockholders in 2002.

     2. An amendment to L-P's 1992 Non-Employee Director Stock Option Plan (the "Plan") to increase the number of shares of L-P's common stock available for option grants under the Plan by 600,000 shares to a total of 1,200,000 shares.

     3. Approval of a stockholder proposal relating to stockholder action by written consent.

     The voting with respect to each of these matters was as follows:

     1.   ELECTION OF DIRECTORS


           NAME                  FOR                     WITHHELD
Paul W. Hansen                84,145,439              2,348,449

Donald R. Kayser              84,967,999              1,525,889

     2.   AMENDMENT TO 1992 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

            FOR                      AGAINST                  ABSTENTIONS
        77,518,436                  8,072,422                   903,030

     3.   STOCKHOLDER PROPOSAL RELATING TO STOCKHOLDER ACTION BY WRITTEN CONSENT

         FOR                  AGAINST             ABSTENTIONS            NON-VOTES
      49,957,593             23,847,381             1,572,253            11,116,661

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          10.1 Amended and Restated Support Agreement, dated August 2, 1999, between L-P and Forex

          10.2 Amended and Restated Lock-Up Agreement, dated August 2, 1999, among L-P and each of the parties identified in Schedule B thereof

          27.1      Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by L-P during the quarter ended June 30, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LOUISIANA-PACIFIC CORPORATION



Date:  August 3, 1999             By:    /s/ Gary C. Wilkerson
                                      ------------------------------------
                                              Gary C. Wilkerson
                                       Vice President and General Counsel

Date:  August 3, 1999             By:    /s/ Curtis M. Stevens
                                      ------------------------------------
                                              Curtis M. Stevens
                                         Vice President, Chief Financial
                                             Officer and Treasurer
                                          (Principal Financial Officer)