Form 10-Q
period 1999-09-30
LOUISIANA PACIFIC CORP
filed 1999-11-15
CIK 60519

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 1999
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 106,446,814 shares of Common Stock, $1 par value, outstanding as of October 29, 1999.

                        ABOUT FORWARD-LOOKING STATEMENTS

         Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for all forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by Louisiana-Pacific Corporation ("L-P") with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, the management of L-P.

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)


                                                             QUARTER ENDED              NINE MONTHS ENDED
                                                                SEPT. 30,                    SEPT. 30,
                                                        ------------------------    ----------------------------
                                                           1999          1998           1999            1998
                                                        ----------    ----------    ------------    ------------
Net Sales ........................................      $   797.4     $   606.3     $   2,166.0     $   1,777.8
                                                        ----------    ----------    ------------    ------------
Costs and expenses:
Cost of sales ....................................          551.5         428.4         1,550.5         1,430.6
Depreciation, amortization and depletion .........           52.4          50.0           140.9           139.0
Selling and administrative .......................           56.6          47.3           157.2           136.8
Unusual (credits) and charges, net ...............           18.7         392.0            13.5            63.7
Interest expense .................................           11.6           3.4            29.7            23.2
Interest income ..................................           (8.9)         (4.3)          (26.1)           (7.9)
                                                        ----------    ----------    ------------    ------------

Total costs and expenses .........................          681.9         916.8         1,865.7         1,785.4
                                                        ----------    ----------    ------------    ------------
Income (loss) before taxes and minority interest .          115.5        (310.5)          300.3            (7.6)
Provision for income taxes .......................           45.8        (117.0)          119.0             9.3
Minority interest in net income (loss) of
    consolidated subsidiaries ....................             .4          (0.8)           (0.1)           (3.0)
                                                        ----------    ----------    ------------    ------------

Net income (loss) ................................      $    69.3     $  (192.7)    $     181.4     $     (13.9)
                                                        ==========    ==========    ============    ============

Net income (loss) per share-basic and diluted ....      $      .65    $    (1.77)   $       1.70    $       (.13)
                                                        ==========    ==========    ============    ============
Average shares outstanding (millions)
                                  -- basic .......          106.7         108.6           106.5           108.9
                                                        ==========    ==========    ============    ============
                                  -- diluted .....          106.9         108.6           106.7           108.9
                                                        ==========    ==========    ============    ============

Cash dividends per share .........................      $      .14    $      .14    $        .42    $        .42
                                                        ==========    ==========    ============    ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                       THESE UNAUDITED FINANCIAL STATEMENTS.

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                     SEPT. 30, 1999   DEC.  31, 1998
                                                     --------------   --------------
ASSETS
Cash and cash equivalents ...........................    $  168.1       $  126.5
Accounts receivable, net ............................       241.9          134.7
Inventories .........................................       266.1          205.7
Prepaid expenses ....................................        20.7            8.1
Income tax refunds receivable .......................          --           43.9
Deferred income taxes ...............................       121.8           93.2
                                                         --------       --------
  Total current assets ..............................       818.6          612.1
                                                         --------       --------

Timber and timberlands ..............................       603.6          499.0
Property, plant and equipment .......................     2,499.1        2,086.5
Less accumulated depreciation .......................    (1,226.2)      (1,173.2)
                                                         --------       --------
Net property, plant and equipment ...................     1,272.9          913.3

Notes receivable from asset sales ...................       403.8          403.8
Goodwill, net of amortization .......................       377.5           60.0
Other assets ........................................        43.1           30.9
                                                         --------       --------
 Total assets .......................................    $3,519.5       $2,519.1
                                                         ========       ========

LIABILITIES AND EQUITY

Current portion of long-term debt ...................    $   53.8       $   34.1
Accounts payable and accrued liabilities ............       278.4          192.5
Current portion of contingency reserves .............       205.0          140.0
Income taxes payable ................................        52.4             --
                                                         --------       --------
  Total current liabilities .........................       589.6          366.6
                                                         --------       --------

Long-term debt, excluding current portion:
Limited recourse notes payable ......................       396.5          396.5
Other long-term debt ................................       652.7           63.3
                                                         --------       --------
  Total long-term debt, excluding current portion ...     1,049.2          459.8
                                                         --------       --------

Contingency reserves, excluding current portion .....       107.7          228.0
Deferred income taxes and other .....................       399.7          241.9
Commitments and contingencies

Stockholders' equity:
Common stock ........................................       117.0          117.0
Additional paid-in-capital ..........................       464.6          465.4
Retained earnings ...................................     1,055.6          918.8
Treasury stock ......................................      (207.8)        (204.0)
Loans to Employee Stock Ownership Trusts ............       (12.4)         (28.8)
Accumulated comprehensive income (loss) .............       (43.7)         (45.6)
                                                         --------       --------
  Total stockholders' equity ........................     1,373.3        1,222.8
                                                         --------       --------
  Total liabilities and equity ......................    $3,519.5       $2,519.1
                                                         ========       ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                       THESE UNAUDITED FINANCIAL STATEMENTS.

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                                NINE MONTHS ENDED SEPT. 30,
                                                                ---------------------------
                                                                     1999          1998
                                                                ------------   ------------
Cash flows from operating activities:
   Net income (loss) .........................................    $ 181.4       $ (13.9)
   Depreciation, amortization and depletion ..................      140.9         139.0
   Unusual (credits) and charges, net ........................       13.5          63.7
   Cash settlements of contingencies .........................      (93.3)        (50.8)
   Other adjustments, net ....................................       16.9            .5
   Decrease (increase) in certain working capital components
       and deferred taxes ....................................       89.4          43.7
                                                                  -------       -------

       Net cash provided by  operating activities ............      348.8         182.2
                                                                  -------       -------

Cash flows from investing activities:
   Capital spending ..........................................      (86.7)       (103.0)
   Asset sales proceeds ......................................       21.4         330.8
   ABT acquisition, including replacement of debt ............     (213.0)           --
   Forex acquisition, including replacement of debt ..........     (399.1)           --
   Other investing activities, net ...........................      (11.4)          (.1)
                                                                  -------       -------

       Net cash provided by (used in) investing activities ...     (688.8)        227.7
                                                                  -------       -------

Cash flows from financing activities:
   New borrowings, including net changes in revolving
       Borrowings ............................................      535.3         328.0
   Repayment of long-term debt ...............................     (104.1)       (450.0)
   Increase (decrease) in short-term notes payable ...........         --         (22.0)
   Cash dividends ............................................      (44.6)        (45.9)
   Purchase of treasury stock ................................       (9.0)        (30.8)

   Other financing activities, net ...........................        4.0           1.6
                                                                  -------       -------

       Net cash provided by (used in) financing activities ...      381.6        (219.1)
                                                                  -------       -------

Net increase  in cash and cash equivalents ....................      41.6         190.8
Cash and cash equivalents at beginning of period ..............     126.5          31.9
                                                                  -------       -------

Cash and cash equivalents at end of period ....................   $ 168.1       $ 222.7
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

         These consolidated summary financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management of L-P, necessary to present fairly, in all material respects, the consolidated financial position and results of operations of L-P and its subsidiaries. Certain amounts have been reclassified to conform to the current period presentation.

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

         4. The preparation of interim financial statements requires the estimation of L-P's year-end inventory quantities and costs for purposes of determining last in, first out ("LIFO") inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

         5. Components of comprehensive income include net income (loss), currency translation adjustments and other income (loss). Comprehensive income (loss) was $70.2 million in the third quarter of 1999, $(158.4) million for the third quarter of 1998, $183.3 million for the first nine months of 1999 and $21.5 million for the same period in 1998.

         6. In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133 will be effective for L-P beginning January 1, 2001. L-P is assessing the impact this statement will have on its financial statements and related disclosures.

         7. On February 23, 1999, L-P acquired the capital stock of ABT Building Products Co. ("ABT") for approximately $164 million in cash. Concurrent with the acquisition, L-P also paid off approximately $49 million of ABT debt. In connection with the acquisition of ABT, L-P borrowed $100 million under a new uncommitted bank credit facility ($50 million of which was repaid in September 1999 and $50 million of which was repaid in October
1999) and increased its net revolving borrowings under its existing credit facility by $65 million (which was fully repaid in September 1999). The acquisition was accounted for as a purchase and ABT's results of operations for the period subsequent to the acquisition have been included in L-P's Condensed Consolidated Statements of Income for the period ended September 30, 1999. The purchase price has been preliminarily allocated to the assets and liabilities of ABT based on their estimated fair values in L-P's Condensed Consolidated Balance Sheet at September 30, 1999. Based on current estimates, L-P has recorded purchase price in excess of net assets acquired ("goodwill") of $71 million in its Condensed Consolidated Balance Sheet at September 30, 1999, which is being amortized using the straight-line method over 15 years. However, L-P is still in the process of obtaining information to be used in the determination of the fair value of certain assets and liabilities, which could affect both the amount of purchase price allocated to those assets and liabilities and the amount of goodwill recorded and amortized in future periods.

         On September 14, 1999, L-P acquired the capital stock of Le Groupe Forex Inc. ("Forex") for a total purchase price of approximately $521.1 million. As of September 30, 1999, approximately $366.2 million of this amount had been paid in cash, approximately $134.0 million of this amount had been paid through the issuance of promissory notes and approximately $20.9 million of this amount remained to be paid in cash, promissory notes or a combination of cash and promissory notes. Concurrent with the acquisition, L-P also paid off approximately $101.5 million of Forex debt. In connection with the acquisition of Forex, L-P borrowed $426 million under new uncommitted bank credit facilities. The acquisition was accounted for as a purchase and Forex 's results of operations for the period subsequent to the acquisition have been included in L-P's Condensed Consolidated Statements of Income for the period ended September 30, 1999. The purchase price has been preliminarily allocated to the assets and liabilities of Forex based on their estimated fair values in L-P's Condensed Consolidated Balance Sheet at September 30, 1999. Based on current estimates, L-P has recorded goodwill of $253.8 million in its Condensed Consolidated Balance Sheet at September 30, 1999, which is being amortized using the straight-line method over 15 years. However, L-P is still in the process of obtaining information to be used in the determination of the fair value of certain assets and liabilities, which could affect both the amount of purchase price allocated to those assets and liabilities and the amount of goodwill recorded and amortized in future periods.

         The following unaudited pro forma financial information gives effect to the acquisitions of ABT and Forex as if they had been consummated at the beginning of each period presented.

                                                                            NINE MONTHS ENDED SEPT. 30,
                                                                           -----------------------------
                                                                                1999           1998
                                                                           -------------- --------------
                      (DOLLAR AMOUNTS IN MILLIONS
                           EXCEPT PER SHARE)
      Net Sales....................................................           $ 2,397.9      $ 2,124.9
      Net Income (Loss) ...........................................               200.3          (28.4)
      Net income per share -- basic                                                 1.88           (.26)
                           -- diluted                                               1.88           (.26)

         The principal pro forma adjustments reflected in the foregoing pro forma information are adjustments to record interest expense on indebtedness incurred in connection with the acquisitions, increased depreciation expense resulting from the recordation of acquired fixed assets at their estimated fair value, increased depletion expense resulting from the recordation of acquired timber contracts at their estimated fair value and the amortization of goodwill. The foregoing pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the acquisitions been consummated at the beginning of the periods presented or of future results.

         8. The following table sets forth selected segment data for the periods ended September 30, 1999 and 1998:

                                                             QUARTER ENDED                 NINE MONTHS ENDED
                                                                SEPT. 30,                     SEPT. 30,
                                                         --------------------------------------------------------
                                                            1999            1998           1999            1998
                                                         ---------       ---------      ---------       ---------
Sales:
    Structural products............................      $   449.1       $   399.6      $ 1,224.2       $ 1,039.0
    Exterior products..............................           78.6            31.1          195.5            82.8
    Industrial panel products......................           70.2            43.9          197.1           132.4
    Other products.................................          168.8           114.6          468.7           464.8
    Pulp...........................................           30.7            17.1           80.5            58.8
                                                     -------------   -------------  -------------   -------------

    Total sales....................................      $   797.4       $   606.3      $ 2,166.0       $ 1,777.8
                                                     =============   =============   ============   =============

Profit (loss):
    Structural products............................      $   149.9       $   107.8      $   372.2       $   155.9
    Exterior products..............................           17.4             7.9           41.4            17.5
    Industrial panel products......................            2.5             1.2            8.3             3.9
    Other products.................................           (3.9)             .6          (13.6)           (9.8)
    Pulp...........................................           (3.8)          (10.8)         (14.5)          (26.3)
    Unusual credits and charges, net...............          (18.7)         (392.0)         (13.5)          (63.7)
    General corporate and other expense, net.......          (25.2)          (26.1)         (76.4)          (69.8)
    Interest income (expense), net.................           (2.7)             .9           (3.6)          (15.3)
                                                     -------------   -------------  -------------   -------------

    Income before taxes and minority interest......      $   115.5       $  (310.5)     $   300.3       $    (7.6)
                                                     =============   =============   ============   =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Net income for the third quarter of 1999 was $69.3 million, or $.65 per diluted share, on sales of $797.4 million, compared to a third quarter 1998 net loss of $192.7 million, or $1.77 per diluted share, on sales of $606.3 million. Excluding unusual items, net income for the third quarter of 1999 was $80.8 million, or $.76 per diluted share, compared to third quarter 1998 income excluding unusual items of $48.3 million, or $.44 per share. The unusual items are discussed below under the heading "Unusual Credits and Charges, Net."

         Net income for the first nine months of 1999 was $181.4 million, or $1.70 per diluted share, on sales of $2.17 billion, compared to a net loss for the first nine months of 1998 of $13.9 million, or $.13 per diluted share, on sales of $1.78 billion. Excluding unusual items, net income for the first nine months of 1999 was $189.7 million, or $1.78 per diluted share, compared to net income for the first nine months of 1998 of $31.9 million, or $.29 per diluted share. The unusual items are discussed below under the heading "Unusual Credits and Charges, Net."

         Sustained demand for building products and the continued strength in housing markets have factored positively into both third quarter and year-to-date earnings. This demand resulted in improved market pricing for structural panels (oriented strand board ("OSB") and plywood) and lumber, which was the primary factor for increased sales and earnings. Earnings from the acquisition of ABT in February 1999 have also contributed significantly to increased sales and earnings.

         L-P operates in five segments: structural products; exterior products; industrial panel products; other products; and pulp. Structural products is the most significant segment, accounting for more than 56% of sales during the first nine months of both 1999 and 1998. L-P's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

         Most of L-P's products are sold as commodities and therefore sales prices fluctuate based on market factors over which L-P has little or no control. L-P cannot predict whether the prices of its products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. L-P is not able to determine to what extent, if any, it will be able to pass any future increase in the price of raw materials on to customers through product price increases.

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

SELECTED SEGMENT DATA

                                                      QUARTER ENDED                      NINE MONTHS ENDED
                                                        SEPT. 30,                            SEPT. 30,
                                           --------------------------------     --------------------------------
                                              1999          1998     % CHG         1999          1998      % CHG
                                           ---------     --------- --------     ---------     ---------   ------
Sales:
    Structural products..............      $   449.1     $   399.6     +12%     $ 1,224.2     $ 1,039.0      +18%
    Exterior products................           78.6          31.1    +153%         195.5          82.8     +136%
    Industrial panel products........           70.2          43.9     +60%         197.1         132.4      +49%
    Other products...................          168.8         114.6     +47%         468.7         464.8       +1%
    Pulp.............................           30.7          17.1     +80%          80.5          58.8      +37%
                                           ---------     ---------              ---------     ---------
    Total sales......................      $   797.4     $   606.3     +32%     $ 2,166.0     $ 1,777.8      +22%
                                           =========     =========              =========     =========

Profit (loss):
    Structural products..............      $   149.9     $   107.8     +39%     $   372.2     $   155.9     +139%
    Exterior products................           17.4           7.9    +120%          41.4          17.5     +137%
    Industrial panel products........            2.5           1.2    +108%           8.3           3.9     +113%
    Other products...................           (3.9)           .6    -750%         (13.6)         (9.8)     -39%
    Pulp.............................           (3.8)        (10.8)    +65%         (14.5)        (26.3)     +45%
    Unusual credits and charges, net.          (18.7)       (392.0)    +95%         (13.5)        (63.7)     +79%
    General corporate and other
    expense, net.....................          (25.2)        (26.1)     +3%         (76.4)        (69.8)      -9%
    Interest income (expense), net...           (2.7)           .9    -400%          (3.6)        (15.3)     +76%
                                           ---------     ---------              ---------     ---------
    Income (loss) before taxes and         $   115.5     $  (310.5)   +137%     $   300.3     $    (7.6)  +4,051%
    minority interest................      =========     =========              =========     ========

STRUCTURAL PRODUCTS

         The structural products segment consists of OSB, plywood, lumber and engineered wood products ("EWP"). The significant growth in sales in the structural products segment in 1999 was primarily due to increases in OSB, plywood and non-redwood lumber prices. OSB, lumber and EWP volume increases were partially offset by a volume decline in plywood.

         OSB market prices and sales trends continued upward through the first nine months of 1999. OSB average selling prices increased 13% for the third quarter of 1999 compared to the third quarter of 1998 and 28% for the first nine months of 1999 compared to the first nine months of 1998. Robust U.S. housing markets have created strong demand for OSB and other building products. OSB sales volume, excluding sales from the Forex plants acquired in September 1999, decreased approximately 2% for the third quarter of 1999 compared to the third quarter of 1998 primarily due to down time at the Athens, Georgia facility resulting from a fire. OSB sales volume, excluding the Forex facilities, increased 4% for the first nine months of 1999 compared to the first nine months of 1998 due primarily to a new mill brought on line in April of 1998 that provided a net capacity increase.

         Plywood average selling prices increased 30% for the third quarter of 1999 compared to the third quarter of 1998, offset by an approximate 22% decline in volume. Plywood average selling prices for the first nine months of 1999 increased 25% over the same period in 1998, offset by an approximate 25% decline in volume. The price increases reflect the strong demand factors discussed above. The volume decreases are primarily the result of a temporary shut-down of plywood manufacturing facilities and the allocation of additional veneer to laminated veneer lumber (LVL) production rather than to plywood production.

         Lumber sales increased for the third quarter of 1999 compared to the third quarter of 1998 due to a shift to a higher percentage of outside sales and a lower percentage of sales to the distribution business within L-P (part of Other Products segment). Average selling prices increased approximately 13% for the third quarter of 1999 compared to the third quarter of 1998, and volumes increased approximately 11% over the same period in 1998. For the first nine months of 1999, excluding redwood lumber operations that were sold in 1998, average selling prices increased 5% and volume increased 14% compared to the same period in 1998. The average selling price for redwood lumber is generally significantly higher than for other species of lumber.

         Engineered wood products include engineered I-Joists, LVL and hardwood veneer. Sales of EWP products increased slightly, primarily as a result of a marketing agreement to sell the products of an independent producer. Sales volumes also increased in this segment due to strong residential and commercial construction markets. The average selling prices of EWP products did not change significantly. The price for the basic raw materials used in EWP production (OSB used in the web stock for I-Joists, veneer used in LVL and lumber used for flange material in I-Joists) increased significantly in 1999, which led to lower profitability.

         In the third quarter of 1999 and in the first nine months of 1999, profitability of the structural products segment increased significantly, largely as a result of price improvements for OSB, plywood and non-redwood lumber and improvements in the efficiency of L-P's production facilities. Structural products profits also benefited in 1999 from the sale of unprofitable California operations in mid-1998. Log costs increased approximately 15% in the third quarter of 1999 compared to the third quarter of 1998. The increase was primarily the result of cutting timber under more expensive cutting contracts and deeds. For the first nine months of 1999 compared to the first nine months of 1998, southern log costs increased slightly, while log costs in northern regions and Canada increased approximately 6%.

EXTERIOR PRODUCTS

         The exterior products segment consists of siding and related products such as soffit, fascia and trim. In 1999, this segment includes products added from the purchase of ABT, including hardboard siding, vinyl siding and other products. Average sales prices of OSB-based exterior products decreased 4% for the third quarter of 1999 compared to the same period in 1998, while volumes increased about 11%. Average sales prices of OSB-based exterior products decreased slightly for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, while volumes increased about 12%. Increased volumes were primarily due to an increase in the number of distributors in the southeastern distribution network. Total profits increased in 1999 primarily due to the increased sales volume, the acquisition of ABT and more efficient use of production capacity.

INDUSTRIAL PANEL PRODUCTS

         The industrial panels segment consists of particleboard, medium density fiberboard (MDF) and hardboard and, in 1999, the laminated industrial panels products of ABT. Increased demand for particleboard and MDF contributed to modestly higher pricing. The addition of the ABT products in 1999 is the primary reason for the increase in sales and profits of this segment for the third quarter and the first nine months of 1999 compared to the same periods in 1998.

OTHER PRODUCTS

         The other products segment includes distribution facilities, wood chips, coatings and chemicals, cellulose insulation, Ireland operations, Alaska operations, moldings and other operations. In the third quarter of 1999, sales for this segment increased compared to the third quarter of 1998, primarily due to increased sales in the distribution centers and the addition of ABT products in 1999. Losses in the other products segment increased for the third quarter of 1999 compared to the third quarter of 1998 primarily due to an inventory write down and expenses related to closed operations. The slight increase in sales for the first nine months of 1999 compared to the first nine months of 1998 was primarily due to the addition of ABT products in 1999 offset by reduced sales due to the disposition of the Weather-Seal windows and doors division, Creative Point, Inc. and two California distribution facilities in 1998. Increased losses for the first nine months of 1999 compared to the first nine months of 1998 are primarily due to increased losses in Alaskan operations, asset write downs and expenses related to closed operations offset by increased profitability in Ireland operations and in cellulose insulation products.

PULP

         Pulp segment operations continued to improve in the third quarter of 1999 as the Asian economy improves. Pulp segment losses decreased for the third quarter of 1999 compared to the third quarter of 1998 due primarily to an increase in average sales prices of 10% and an increase in volumes of 63%. For the first nine months of 1999 compared to the first nine months of 1998 average selling prices increased 4% and volumes increased by approximately 32%. Other factors contributing to the improved results were a partial recovery of inventory market write-downs taken in prior periods and lower unit costs due to higher volumes.

UNUSUAL CREDITS AND CHARGES, NET

                                                         QUARTER ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -------------    ------------------------------------------
                                                              1999             1998           1999          1998
                                                         -------------    ------------   ------------  -------------
Gain on sale of assets..............................      $    ---         $     22.2      $    5.2       $  381.3
Impairment charges..................................            (7.6)          (162.5)         (7.6)        (182.2)
Adjustment for litigation reserves and other........           (11.1)          (251.7)        (11.1)        (262.8)
                                                          -----------      -----------     ---------      ---------

                                                          $    (18.7)      $   (392.0)     $  (13.5)      $  (63.7)
                                                          ===========      ===========     =========      =========

         In the second quarter of 1999, L-P recorded a net gain of $5.2 million ($3.2 million after taxes, or $.03 per diluted share) from the sale of timber and timberlands in Texas.

         In the third quarter of 1999, L-P's Ketchikan Pulp Company ("KPC") subsidiary recorded a net charge of $18.7 million ($11.5 million after taxes, or $.11 per diluted share) primarily as a result of reducing the carrying value of fixed assets to be sold to the fair value and to record an increase in estimated environmental remediation and monitoring liabilities. Gains of $7 million primarily related to the previously announced settlement with the US Forest Service were netted against these charges. The gains were recorded in the third quarter of 1999 primarily based on satisfaction of the requirements of agreements with governmental agencies. The increased environmental liability estimates resulted from further studies of certain properties in connection with the impending sale transaction and changing environmental regulations regarding certain sites. The sale of the KPC assets for approximately $10.5 million in cash and promissory notes was completed in November 1999.

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

GENERAL CORPORATE AND OTHER EXPENSE

         General corporate expense increased for 1999 compared to 1998 primarily due to the addition of sales and marketing personnel as L-P has increased its focus on customers and additional costs for administrative infrastructure, including the conversion to new accounting and human resource systems.

INTEREST INCOME (EXPENSE)

         Cash from asset sales was used to repay loans and lines of credit in late 1998, reducing debt levels and net interest expense for 1999 compared to 1998. Interest expense levels will increase in the future primarily due to indebtedness incurred in connection with the Forex acquisition in September 1999.

LEGAL AND ENVIRONMENTAL MATTERS

         Refer to the "Legal Proceedings" section of this Form 10-Q for a discussion of certain legal and environmental matters and the potential impact of these matters on L-P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $349 million for the first nine months of 1999 compared to $182 million in the first nine months of 1998. The increase in cash provided by operations resulted primarily from improved operating results (excluding unusual items). Partially offsetting this increase, L-P made $93 million in litigation-related payments, largely due to the early payment program relating to L-P's nationwide class action litigation settlement, during the first nine months of 1999 compared to $51 million in the first nine months of 1998.

         Cash used in investing activities was $689 million in the first nine months of 1999 compared to cash provided by investing activities of $228 million in the first nine months of 1998. L-P used $213 million of cash in connection with the acquisition of ABT in February 1999 and $399 million of cash in connection with the acquisition of Forex in September 1999. L-P received approximately $331 million of cash proceeds from asset sales in 1998. Capital expenditures for property, plant, equipment and timber decreased in 1999 compared to 1998, primarily because L-P did not have any new mills under construction. L-P has announced plans to build several wood-processing facilities in Canada, including an OSB plant, and is building an OSB plant in Chile.

         In the first nine months of 1999, L-P borrowed $535 million primarily to finance the acquisitions of ABT and Forex. In the first nine months of 1998, L-P repaid $471 million in revolving and term loans with the proceeds from $349 million in new borrowings related to the monetization of notes receivable from asset sales.

         L-P expects to be able to meet its cash requirements through cash from operations, existing cash balances, existing credit facilities and access to the capital markets. Cash and cash equivalents totaled $168 million at September 30, 1999 compared to $127 million at December 31, 1998. L-P has a $300 million revolving credit facility available through January 2002. L-P had no borrowings outstanding under this facility at September 30, 1999. L-P also has a $300 million facility available through March 2000 under which L-P had $177 million of borrowings outstanding at September 30, 1999. L-P has filed a shelf registration statement for the sale of up to $500 million of debt securities to be offered from time to time in one or more series. The proceeds from the sale of such securities are anticipated to be used by L-P for general corporate purposes, which may include repayment of debt (including debt incurred in connection with the acquisitions of ABT and Forex), and for the acquisition of Evans discussed below.

         Changes in L-P's balance sheet from December 31, 1998 to September 30, 1999 include increases of $107 million in accounts receivable, $60 million in inventories, $360 million in net property, plant and equipment, and $318 million in goodwill resulting primarily from the consolidation of ABT and Forex for financial reporting purposes. The increase of $223 million in current liabilities resulted primarily from the consolidation of ABT and Forex for financial reporting purposes and an increase in the current portion of contingency reserves to reflect the expected payment, in the first quarter of 2000, of the second fund relating to L-P's nationwide class action siding litigation settlement.

         Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $313 million at September 30, 1999, of which $205 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency reserves decreased in 1999 due to the continued implementation of the early payment program relating to L-P's nationwide class action siding litigation settlement. Litigation-related payments totaled $93 million for the first nine months of 1999.

STOCK REPURCHASE PLAN

         As of September 30, 1999, L-P had reacquired approximately 4.0 million shares for $75.5 million under an authorization to reacquire up to 20 million shares from time to time in the open market. L-P reacquired 475,000 shares for $8 million in the third quarter of 1999. L-P had approximately 107 million shares outstanding at quarter end.

ACQUISITION

         On August 24, 1999 L-P announced that it has signed a definitive agreement to purchase Evans Forest Products, Ltd. ("Evans"), a leading Canadian producer of engineered wood and lumber products.

         The total transaction value is approximately $90 million, subject to adjustment on the basis of Evans' working capital level at the time of closing. The sale is subject to approval by regulatory agencies in the United States and Canada, the successful transfer of Evan's forest licenses and other customary closing conditions. The acquisition is expected to close during the fourth quarter of 1999.

         Evans is a private company based in southeastern British Columbia whose assets include a new "LVL" mill, a plywood facility, and a sawmill that specializes in producing a wide range of Western Red Cedar products. Included in the transaction are two forest licenses and a tree farm license that will provide access to approximately 610,000 cubic meters of wood per year.

ASSETS HELD FOR SALE

         L-P is seeking to sell its Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement having a term of 24 months that expires in April 2001. In addition, L-P is exploring the possible sale of the Samoa, California pulp mill. While L-P currently believes it has adequate support for the carrying value of the affected assets, there can be no assurance that the proceeds ultimately received in any sale transaction would not fall short of the applicable carrying value, resulting in a loss on such sale.

YEAR 2000 COMPLIANCE

         The Year 2000 problem refers to a worldwide issue relating to a flaw in many computer programs and computer applications embedded in equipment and other devices. In many existing software and hardware applications, two digits were used to represent the year, such as "99" for "1999." If not corrected, these applications may interpret "00" to be the year 1900 rather than 2000, producing erroneous data or, possibly, failing altogether. L-P recognizes the Year 2000 problem as a serious issue. Accordingly, L-P now considers the potential impact of the Year 2000 problem in connection with all in-house application development and purchases of third-party software. In the fall of 1997, L-P undertook a formal project to address its Year 2000 exposure and readiness.

         All of L-P's business groups, operations and corporate functions are covered by the Year 2000 project. The project team is staffed by full-time employees, contractors and consultants as appropriate. The project is monitored by a management steering committee and L-P's internal auditors to ensure that proper methodology is being followed, that adequate controls are in place and that appropriate steps are being taken to limit risk. In addition, periodic reports are made to senior management, the finance and audit committee and the board of directors.

         The project is divided into three primary areas: (1) information systems; (2) manufacturing systems/building infrastructure; and (3) business partners (including suppliers and customers).

         INFORMATION SYSTEMS. L-P's information systems include such common business applications as payroll, human resources, sales order entry, inventory management, finance and accounting. L-P's Year 2000 project phases for information systems include: inventorying and prioritizing all information systems; assessing the Year 2000 readiness of such systems; remediating such systems (through conversion, upgrades, replacement or risk-managed acceptance of non-compliant items); testing; and developing and implementing contingency plans, to the extent determined to be appropriate, for each system. The inventory, assessment and remediation phases for L-P's information systems were substantially completed on September 30, 1999 as scheduled. Testing of information systems and related contingency planning are underway and are scheduled to be completed by November 30, 1999.

         MANUFACTURING SYSTEMS/BUILDING INFRASTRUCTURE. With respect to L-P's manufacturing systems and building infrastructure, the Year 2000 project is focused on surveying and, where necessary, remediating computer-controlled and/or embedded devices used in L-P's manufacturing processes or in building infrastructure (such as the heating and air conditioning systems, security access and alarm systems, telephones, and office equipment used in L-P's offices and plants). The Year 2000 project phases for manufacturing systems and building infrastructure include: inventorying items that are exposed to Year 2000 issues; assessing the Year 2000 readiness of such items; remediating such items (through conversion, upgrades, replacement, or risk-managed acceptance of non-compliant items), testing; and developing and implementing contingency plans, to the extent determined to be appropriate, for each business group and facility location. The inventory, assessment and remediation phases for L-P's manufacturing systems and building infrastructure were substantially completed on September 30, 1999 as scheduled. Testing of manufacturing systems and building infrastructure and related contingency planning are underway and are scheduled to be completed by November 30, 1999.

         BUSINESS PARTNERS. L-P also faces the risk of business disruption from outside business partners, which may have information systems, manufacturing systems or infrastructure that are not Year 2000 compliant. In this regard, L-P's Year 2000 project includes identifying and prioritizing L-P's major business partners (primarily suppliers of raw materials and essential services such as utilities and transportation and significant customers), assessing their Year 2000 readiness and developing contingency plans where appropriate. The identification and prioritization phases of this initiative have been completed. As part of the assessment process, L-P requested that all of its major business partners respond to a survey eliciting information as to their Year 2000 readiness. Of the approximately 50% of the business partners that responded to the survey pursuant to an initial series of requests made through L-P's corporate management personnel, none disclosed significant readiness issues. However, in light of the substantial number of parties who failed to respond to L-P's initial series of requests, L-P decided to pursue responses from these parties more aggressively through business-unit operating personnel rather than through corporate management personnel. Business-unit operating personnel first refined the identification and prioritization of L-P's major business partners and then concentrated on obtaining responses from those that had not responded to L-P's initial series of requests. At September 30, 1999, approximately 85% of the business partners targeted by business-unit operating personnel had responded to the survey. In those instances in which a major business partner targeted by business-unit operating personnel either has not responded to the survey or has furnished a response which L-P has determined to provide insufficient assurance of Year 2000 readiness, L-P is developing contingency plans that identify an alternate business partner or otherwise address the potential business disruption associated with L-P's dependence on that business partner. This contingency planning is scheduled to be completed by November 30, 1999.

         COSTS. The total expense associated with L-P's Year 2000 project is presently estimated to be approximately $7.8 million, of which approximately $6.5 million (including certain costs incurred by ABT and Forex prior to being acquired by L-P) had been incurred by September 30, 1999. These costs are being expensed as incurred and are not expected to have a material effect on L-P's financial position or results of operations. These costs do not include expenses and capital costs associated with replacing systems which L-P would have replaced regardless of Year 2000 issues, including a new human resources information system and a new core financial system.

         MOST REASONABLY LIKELY WORST-CASE SCENARIO. The occurrence of unscheduled downtime at L-P's facilities resulting from internal or third-party system failures could have an adverse effect on L-P's business, results of operations and cash flows. In this regard, L-P believes that its dependence on third parties for critical services such as telecommunications, energy, water and other utilities, financial services and transportation poses the greatest risk. L-P is continuing to seek to assess the Year 2000 readiness of its mission critical systems and business partners and to develop appropriate contingency plans. These plans may include identifying alternative systems and suppliers and assisting major customers who may be affected by Year 2000 issues. However, there can be no assurance that L-P will not experience unscheduled downtime, business disruptions or other adverse consequences of the Year 2000 problem.

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

                          LOUISIANA-PACIFIC CORPORATION
                          SUMMARY OF PRODUCTION VOLUMES

                                                               QUARTER ENDED                 NINE MONTHS ENDED
                                                                 SEPT. 30,                       SEPT. 30,
                                                        ------------------------------ --------------------------
                                                             1999            1998           1999           1998
                                                        --------------- -------------- --------------- ----------
Oriented strand board panels, million square
   ft 3/8" basis.....................................        1,069           1,006          3,164           2,913
Softwood plywood million square ft 3/8" basis........          255             255            702             756
   Lumber, million board feet........................          264             278            793             851
Oriented strand board siding and specialty products
   million square ft 3/8" basis......................           99             107            291             301
Hardboard siding surface measure million square
   ft basis..........................................           69             ---            167             ---
Engineered I-Joists, million lineal feet.............           19              23             64              69
Laminated Veneer Lumber, thousand cubic ft...........        1,500           1,900          5,000           5,600
Industrial panel products (particle board, medium
   density fiberboard and hardboard), million
   square ft 3/4" basis..............................          157             142            482             436
Pulp, thousand short tons............................           94              69            279             210


                          INDUSTRY PRODUCT PRICE TRENDS


                                        OSB              PLYWOOD           LUMBER           PARTICLEBOARD
                                        -----------      ---------         ---------        -------------
                                        N. CENTRAL       SOUTHERN          FRAMING
                                        7/16" BASIS      PINE 1/2"         LUMBER           INLAND
                                        24/16            BASIS             COMPOSITE        INDUSTRIAL
                                        SPAN RATING      CDX 3 PLY         PRICES           3/4" BASIS
                                        -----------      ---------         ---------        -------------
Annual Average

1993                                    $     236        $     282         $     394        $     258

1994                                          265              302               405              295

1995                                          245              303               337              290

1996                                          184              258               398              276

1997                                          142              265               417              262

1998                                          205              284               349              259

1998 Third Quarter Average                    289              308               343              265

1999 Second Quarter Average                   289              343               423              270

1999 Third Quarter Average                    301              362               421              288


Source: Random Lengths. The amounts set forth are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Certain legal and environmental matters involving L-P are discussed below.

ENVIRONMENTAL MATTERS

         In March 1995, L-P's subsidiary, Ketchikan Pulp Company ("KPC"), entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's pulp mill during the late 1980's and early 1990's. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. In addition to civil and criminal penalties that were paid in 1995, KPC agreed to undertake certain remedial and pollution-control projects. These projects included (i) capital projects for spill containment and water treatment plant upgrades estimated to cost approximately $13.4 million (of which approximately $7.5 million had been spent at October 31, 1999) and (ii) non-capital projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.7 million (of which approximately $1.8 million had been spent at October 31, 1999). As a result of the closure of the mill in May 1997, KPC's obligations with respect to the capital projects have been suspended through January 2000, and KPC is in the process of seeking permanent relief from those obligations. KPC's obligations with respect to the Ward Cove investigation and remediation have not been affected by the closure of the mill.

         In June 1997, KPC entered into an agreement with the State of Alaska and the U.S. Environmental Protection Agency (the "EPA") to investigate and, if necessary, clean up the former mill site. KPC has substantially completed the investigative portion of this project (which was recently expanded) and commenced work on the clean-up portion of this project, which is expected to be completed by early 2000. L-P's estimate of the costs associated with this project was recently increased as a result of both an expansion of the scope of the investigation and the consideration of new information developed in the course of conducting clean-up work. Total costs associated with this project are estimated to be approximately $4.0 million, of which approximately $3.4 million had been spent at October 31, 1999.

         KPC has completed the closure of a landfill near Thorne Bay, Alaska, pursuant to an agreement with the U.S. Forest Service (the "USFS"). Costs of the project totaled approximately $6.5 million. KPC is currently discussing with the USFS the scope of water monitoring to be undertaken in connection with this matter.

         KPC has announced that it will close its Annette sawmill. L-P's preliminary estimate of the cost of the environmental investigation and any remediation of the mill site, together with the closure of an offsite wood waste disposal area, is $2.6 million.

         On March 10, 1999, a complaint alleging misdemeanor violations of the Fish and Game Code and the Water Code of California in connection with the discharge of sawdust and other pollutants into a stream near L-P's Arcata, California particleboard plant was filed in the Superior Court of Humboldt County, California. L-P is seeking to enter into a civil settlement agreement that would resolve the alleged violations.

         L-P is also involved in a number of other environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes.

         Based on the information currently available, management believes that any fines, penalties or other costs or losses resulting from the matters discussed above will not have a material adverse effect on the consolidated financial position or results of operations of L-P.

COLORADO CRIMINAL PROCEEDINGS

         In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. Pursuant to a guilty plea to certain criminal violations entered in May 1998, (i) L-P paid penalties of $37 million (of which $12 million was paid in 1998 and the balance was paid in the second quarter of 1999) and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed.

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

OSB SIDING MATTERS

         L-P has been named as a defendant in numerous class action and nonclass action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or used OSB siding manufactured by L-P. In general, the plaintiffs in these actions have alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud, and other theories related to alleged defects, deterioration, or failure of OSB siding products.

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

         The settlement requires L-P to contribute $275 million to the settlement fund in seven annual installments payable during the period from 1996 through 2002 in the following amounts: $100 million; $55 million; $40 million; $30 million; $20 million; $15 million; and $15 million. As of September 30, 1999, L-P had funded the first four installments. In addition, L-P had funded a significant portion of the last three installments through the Early Payment Program discussed below.

         The estimated cumulative total of approved claims under the settlement, as calculated under the terms of the settlement (without giving effect, in the case of unpaid claims, to discounted settlements under the Early Payment Program), exceeded $590 million at September 30, 1999. In these circumstances, unless L-P makes an additional contribution of $50 million to the settlement fund by August 2001, the settlement will terminate as to all claims in excess of $275 million that remain unpaid. In addition, unless L-P makes a second additional contribution of $50 million to the settlement fund by August 2002, the settlement will terminate as to all claims in excess of $325 million that remain unpaid. If L-P makes both of these additional contributions (a significant portion of which had been funded as of September 30, 1999 through the Early Payment Program discussed below), the settlement would continue in effect until at least August 2003, at which time L-P would be required to make an election with respect to all unpaid claims that were filed prior to December 31, 2002. If, in August 2003, L-P elects to pay pursuant to the settlement all approved claims that remain unpaid at that time, 50% of the unpaid claims must be paid by August 2004 and the remaining 50% must be paid by August 2005. If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after August 2003.

         If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of September 30, 1999, approximately $5.2 million remained of the $225 million paid into the fund to date (all of which is presently dedicated to the payment of expenses or held in reserve).

         On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved and unpaid claims that are filed before December 31, 1999 (the "Second Settlement Fund").

         The Early Payment Program applies to all claimants who are entitled to be paid from the $80 million of mandatory contributions to the settlement fund that remain to be made under the settlement agreement, and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million contributions to the settlement fund that L-P may elect to make under the settlement agreement. The early payments from the $80 million of mandatory contributions are discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer was made. The early payments from the two $50 million optional contributions are discounted at a rate of 12% per annum calculated from 2001 and 2002, respectively, to the date the early payment offer was made. Claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments. For purposes of determining whether L-P has made any mandatory or optional contribution to the settlement fund as of the respective due date therefor, L-P will receive credit for the undiscounted amount of such contribution to which the discounted amount thereof paid pursuant to the Early Payment Program is attributable. At September 30, 1999, approximately $131.2 million in Early Payment Program checks had been mailed and $121.9 million had been cashed in settlement of claims, while approximately $2.0 million in such checks remained to be mailed. Giving effect only to Early Payment Program checks that had actually been cashed, L-P had effectively satisfied an estimated cumulative total of approximately $355.3 million of its mandatory and optional contributions to the settlement fund at September 30, 1999.

         The $125 million Second Settlement Fund represents an alternative source of payment for all approved and unpaid claims filed before December 31, 1999 that are not eligible for the Early Payment Program. In early 2000, claimants electing to participate in the Second Settlement Fund will be offered a pro rata share of the fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Claimants who elect not to participate in the Second Settlement Fund remain bound by the terms of the original settlement. If L-P is dissatisfied with the number of claimants who elect to be paid from the Second Settlement Fund, L-P may refuse to proceed with funding at its sole option. In that event, the Second Settlement Fund will be canceled and all the claimants who had elected to participate in it will be governed by the original settlement.

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

ABT HARDBOARD SIDING MATTERS

         ABT, ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in six other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. ABT and Abitibi have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jasper County Texas on October 5, 1999. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or used hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have alleged unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages, attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below. Except in the case of certain of the putative class actions that have been stayed, the ABT Entities have filed answers in these proceedings that deny all material allegations of the plaintiffs and assert affirmative defenses. L-P intends to cause the ABT Entities to defend these proceedings vigorously.

         L-P, the ABT Entities and the Abitibi Entities have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jackson County, Missouri on April 22, 1999, and L-P, the ABT Entities and Abitibi have been named as defendants in a putative class action proceeding filed in the District Court of Johnson County, Kansas on July 14, 1999. These actions were brought on behalf of purported classes of persons in Missouri and Kansas, respectively, who own or have purchased hardboard siding manufactured by the defendants. In general, the plaintiffs in these proceedings have alleged breaches of warranty, fraud, misrepresentation, negligence, strict liability and other theories related to alleged defects, deterioration or other failure of such hardboard siding, and seek restitution, punitive damages, attorneys' fees and other relief. L-P and the ABT Entities intend to defend these proceedings vigorously.

         ABT and Abitibi have agreed to an allocation of liability with respect to claims relating to (1) siding sold by the ABT Entities after October 22, 1992 ("ABT Board") and (2) siding sold by the Abitibi Entities on or before, or held as finished goods inventory by the Abitibi Entities on, October 22, 1992 ("Abitibi Board"). In general, ABT and Abitibi have agreed that all amounts paid in settlement or judgment (other than any punitive damages assessed individually against either the ABT Entities or the Abitibi Entities) following the completion of any claims process resolving any class action claim (including consolidated cases involving more than 125 homes owned by named plaintiffs) shall be paid (a) 100% by ABT insofar as they relate to ABT Board, (b) 65% by Abitibi and 35% by ABT insofar as they relate to Abitibi Board, and (c) 50% by ABT and 50% by Abitibi insofar as they cannot be allocated to ABT Board or Abitibi Board. In general, amounts paid in connection with class action claims for joint local counsel and other joint expenses, and for plaintiffs' attorneys' fees and expenses, are to be allocated in a similar manner, except that joint costs of defending and disposing of class action claims incurred prior to the final determination of what portion of claims relate to ABT Board and what portion relate to Abitibi Board are to be paid 50% by ABT and 50% by Abitibi (subject to adjustment in certain circumstances). ABT and Abitibi have also agreed to certain allocations (generally on a 50/50 basis) of amounts paid for settlements, judgments and associated fees and expenses in respect of non-class action claims relating to Abitibi Board. ABT is solely responsible for such amounts in respect of claims relating to ABT Board. Based on the information currently available, management believes that the resolution of the foregoing matters will not have a material adverse effect on the financial position or results of operations of L-P.

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

CONTINGENCY RESERVES

         L-P maintains reserves for the estimated costs of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty concerning the actual costs to be incurred. The discussion herein notes some of the factors, in addition to the inherent uncertainty of predicting the outcome of claims and litigation and environmental investigations and remediation efforts, that could cause actual costs to vary materially from current estimates. Due to the various uncertainties, L-P cannot predict to what degree actual payments (including payments under the OSB siding litigation settlements or any alternative strategies adopted by L-P with respect to OSB siding claims) will materially exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  10.1 Amended and Restated Support Agreement, dated August 12, 1999, between L-P and Le Groupe Forex Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by L-P on August 18, 1999).

                  10.2 Amended and Restated Lock-Up Agreement, dated August 12, 1999, among L-P and each of the parties identified in Schedule B thereof (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by L-P on August 18, 1999).

                  10.3 Letter Agreement, dated September 8, 1999, between Louisiana-Pacific Acquisition Inc. and Bank of America, N.A., together with related Guaranty Agreement by L-P in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by L-P on September 29, 1999).

                  10.4 Loan Agreement, dated September 10, 1999, between Louisiana-Pacific Acquisition Inc. and Centric Capital Corporation, together with related Guaranty of L-P in favor of Centric Capital Corporation (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by L-P on September 29, 1999).

                  27.1     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                           On August 18, 1999, L-P filed a Current Report on
                  Form 8-K reporting matters under item 5 thereof.

                           On September 29, 1999, L-P filed a Current Report on
                  Form 8-K reporting matters under items 2 and 5 thereof.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOUISIANA-PACIFIC CORPORATION



Date:  November 15, 1999               By:       /s/ Gary C. Wilkerson
                                           -----------------------------------
                                                    Gary C. Wilkerson
                                            Vice President and General Counsel



Date:  November 15, 1999               By:      /s/ Curtis M. Stevens
                                          ------------------------------------
                                                   Curtis M. Stevens
                                            Vice President, Chief Financial
                                                 Officer and Treasurer
                                             (Principal Financial Officer)