Form 10-K/A
period 1998-12-31
LOUISIANA PACIFIC CORP
filed 2000-02-07
CIK 60519

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
        111 S.W. Fifth Avenue
        Portland, Oregon 97204                 Registrant's telephone number
        (Address of principal                      (including area code)
         executive offices)                             503-221-0800

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
        Title of Each Class                          on Which Registered
        -------------------                         ---------------------
        Common Stock, $1 par                       New York Stock Exchange
    Preferred Stock Purchase Rights                New York Stock Exchange

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       State the aggregate market value of the voting stock held by nonaffiliates of the registrant: 1,947,161,485 as of March 12, 1999.

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

       This amendment to Form 10-K is filed in order to amend the following items: Item 3 -- Legal Proceedings; Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 8 -- the Financial Statements and Supplementary Data; and Item 14 - - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. This amendment should be read in conjunction with the reports filed by L-P with the Securities and Exchange Commission under Section 13(a) of the Securities Exchange Act after March 18, 1999, which contain information that updates certain of the information contained in this amendment.

ITEM 3. LEGAL PROCEEDINGS

       Certain environmental matters and legal proceedings involving L-P are discussed below.

Environmental Matters

       In March 1995, L-P's subsidiary, Ketchikan Pulp Company ("KPC"), entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's pulp mill during the late 1980's and early 1990's. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. Pursuant to these agreements, KPC paid $1.25 million of criminal penalties and $3.1 million of civil penalties, all of which were paid in 1995. In addition, KPC agreed to undertake certain remedial and pollution-control projects. These projects included (i) capital projects for spill containment and water treatment plant upgrades estimated to cost approximately $13.4 million (of which approximately $7.5 million had been spent at December 31, 1998) and (ii) non-capital projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.3 million (of which approximately $1.6 million had been spent at December 31, 1998). As a result of the closure of the mill in May 1997, KPC's obligations with respect to the capital projects have been suspended through January 2000, and KPC is in the process of seeking permanent relief from those obligations. KPC's obligations with respect to the Ward Cove investigation and remediation have not been affected by the closure of the mill.

       In June, 1997, KPC entered into an agreement with the State of Alaska and the U.S. Environmental Protection Agency (the "EPA") to investigate and, if necessary, clean up the former mill site. KPC has completed the investigative portion of this project and commenced work on the clean-up portion of this project, which is expected to be completed in the third quarter of 1999. Total costs associated with this project are estimated to be approximately $2.7 million, of which approximately $2.6 million had been spent at December 31, 1998.

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

       Although L-P's policy is to comply with all applicable environmental laws and regulations, L-P has, in the past, been required to pay fines for noncompliance. In some instances, litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Based on the information currently available, management believes that any fines, penalties or other losses resulting from the matters discussed above will not have a material adverse effect on the consolidated financial position or results of operations of L-P.

Colorado Criminal Proceedings

       In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. In connection with entering a guilty plea as to certain criminal violations in May 1998, (i) L-P agreed to pay total penalties of $37 million (including making $500,000 in charitable contributions), of which $12 million was paid in 1998, and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed. Under the terms of the original agreement, the $25 million balance of the fine assessed against L-P, which is secured by a statutory lien, was payable in three equal annual installments, together with accrued interest, beginning July 1, 2000. However, in April, 1999, the court approved a modification to the agreement, which now provides for the payment of this balance, without interest, on June 1, 1999.

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

       The settlement requires L-P to contribute $275 million to the settlement fund in seven annual installments payable during the period from 1996 through 2002 in the following amounts: $100 million; $55 million; $40 million; $30 million; $20 million; $15 million; and $15 million. As of December 31, 1998, L-P had funded the first three installments. L-P also had funded a significant portion of the last four installments through the Early Payment Program discussed below. The estimated cumulative total of approved claims under the settlement, as calculated under the terms of the settlement (without giving effect, in the case of unpaid claims, to discounted settlements under the Early Payment Program), exceeded $500 million at December 31, 1998. In these circumstances, unless L-P makes an additional contribution of $50 million to the settlement fund by August 2001, the settlement will terminate as to all claims in excess of $275 million that remain unpaid. In addition, unless L-P makes a second additional contribution of $50 million to the settlement fund by August 2002, the settlement will terminate as to all claims in excess of $325 million that remain unpaid. If L-P makes both of these additional contributions, the settlement would continue in effect until at least August 2003, at which time L- P would be required to make an election with respect to all unpaid claims that were filed prior to December 31, 2002. If, in August 2003, L-P elects to pay pursuant to the settlement all approved claims that remain unpaid at that time, 50% of the unpaid claims must be paid by August 2004 and the remaining 50% must be paid by August 2005. If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after August 2003.

       If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of December 31, 1998, approximately $5.8 million remained of the $195 million paid into the fund to date (all of which was dedicated to the payment of expenses or held in reserve).

       On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who have submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved claims that are filed before December 31, 1999 (the "Second Fund").

       The Early Payment Program is available to all claimants who are entitled to be paid from the $80 million of mandatory contributions to the settlement fund that remained at December 31, 1998 to be made under the settlement agreement, and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million contributions to the settlement fund that L-P may elect to make under the settlement agreement. The early payments in respect of the $80 million of mandatory contributions are discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer was made. The early payments in respect of the two $50 million optional contributions are discounted at a rate of 12% per annum calculated from 2001 and 2002, respectively, to the date the early payment offer was made. For purposes of determining whether L-P has made any such mandatory or optional contribution to the settlement fund as of the respective due date therefor, L-P will receive credit for the undiscounted amount of such contribution in respect of which discounted amounts have been paid pursuant to the Early Payment Program. In November, 1998, L-P commenced the implementation of the Early Payment Program by starting to mail checks reflecting discounted early payments to eligible claimants. Such claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments. At December 31, 1998, approximately $106.7 million in Early Payment Program checks had been mailed and $60.8 million had been cashed in settlement claims, while approximately $26.6 million in such checks remained to be mailed. Giving effect only to Early Payment Program checks that had actually been cashed, L-P had effectively satisfied a cumulative total of approximately $266.5 million of its mandatory and optional contributions to the settlement fund at December 31, 1998.

       The $125 million Second Fund represents an alternative source of payment for all approved and unpaid claims that are not eligible for the Early Payment Program and all new claims filed before December 31, 1999. In early 2000, claimants electing to participate in the Second Fund will be offered a pro rata share of the fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Claimants who elect not to participate in the Second Fund remain bound by the terms of the original settlement. If L-P is dissatisfied with the number of claimants who elect to be paid from the Second Fund, L-P may refuse to proceed with funding at its sole option. In that event, the Second
Fund will be canceled and all the claimants who had elected to participate in it will be governed by the original settlement.

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



                                                SELECTED SEGMENT DATA

                                             DOLLAR AMOUNTS IN MILLIONS

                                                   INCREASE (DECREASE)
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                              1998            1997            1996             98-97           97-96
---------------------------------------------------------------------------------------------------------------------------
Sales:
Structural products                          $        1,374  $        1,294  $        1,408             6%             (8%)
Exterior products                                       107             103              99             4%              4%
Industrial panel products                               175             181             195            (3%)            (7%)
Specialty and other products                            566             695             607           (19%)            14%
Pulp                                                     75             130             177           (42%)           (27%)
                                             --------------  --------------  --------------
Total sales                                  $        2,297  $        2,403  $        2,486            (4%)            (3%)
                                             ==============  ==============  ==============

Profit (loss):
Structural products                          $          199  $           22  $          135           805%            (84%)
Exterior products                                        22               9              17           144%            (47%)
Industrial panel products                                 6              13              31           (54%)           (58%)
Specialty and other products                            (20)            (24)             (9)           17%           (167%)
Pulp                                                    (38)            (29)            (91)          (31%)            68%
                                             --------------  --------------  --------------
Total profit (loss)                            $        169    $        (9)  $           83         1,978%           (111%)
                                             ==============  ==============  ==============


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

     Lumber sales decreased in 1998 due to an 11% decline in prices and a volume decline of 13%. The volume decline primarily resulted from the sale or shutdown of non-strategic mills in 1998. A sharp drop in demand for lumber in Asia has caused a decrease in exports of lumber from North America. This in turn has created an oversupply of lumber in North American markets which negatively impacted prices throughout 1998 and the latter part of 1997. Lumber sales increased in 1997 due to a 7% increase in average sales prices offset by a 5% decrease in volume sold. Lumber markets experienced strong demand through the first three quarters of 1997, benefitting from a robust U.S. economy, relatively low interest rates and strong housing starts.

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

     Losses in the specialty and other products segment were primarily influenced by the KPC lumber and logging operations, which lost approximately $3 million in 1998, $17 million in 1997 and $10 million in 1996. Additional losses were incurred in 1997 and 1998 as a result of market development efforts in the cellulose insulation business. Several non-strategic product lines in this segment were divested during 1998.

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

GENERAL CORPORATE EXPENSE, NET

     Net general corporate expense was $94 million in 1998, compared to $80 million in 1997 and $52 million in 1996. Credits resulting from gains on the sales of miscellaneous assets of approximately $6 million in 1997 and $17 million in 1996 were netted into this expense. The remaining increase in each year is primarily attributable to increased sales and marketing personnel as L-P has focused on its customers, the addition of key personnel to implement management's strategies and a revision of allocation methods of certain administrative costs to product lines due to changes in the organization of L-P.

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

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters involving L-P and the past and potential future impact on L-P, refer to Notes 7 and 8 to the financial statements.

LEGAL MATTERS

     Refer to Notes 7 and 8 to the financial statements for a discussion of the background of certain legal matters involving L-P as well as the past and potential future impact on L-P. In addition, a more detailed discussion of the significant past charges recorded by L-P related to OSB siding litigation and the current status of the settlements and related enhancements follows.

     BACKGROUND OF OSB SIDING LITIGATION. Prior to 1995, L-P primarily dealt with claims regarding the quality and performance of its oriented strand board house siding (OSB siding) through the product warranty process. In 1994 and early 1995, L-P was served with numerous lawsuits alleging monetary damages as a result of OSB siding manufactured by L-P. In 1995,

L-P discontinued payment of warranty claims (except under certain circumstances such as emergency claims) due to the pending litigation. In 1995 and 1996, L-P settled the majority of these lawsuits through one of the following three mechanisms:

         - A class action settlement in Florida for owners of homes or other structures with L-P siding in that state only (the "Florida Settlement"),

         - A class action settlement for owners of homes or other structures in the remaining states in the U.S. (the "National Settlement"), and,

         - Individual settlements with claimants who opted not to participate in either of the above two settlements.

     These settlements significantly increased the cost of an average claim compared to the historical payments under L-P's limited warranties. This is primarily because, under the limited warranty, L-P only reimbursed the homeowner for the cost of replacement siding whereas under the settlements L-P also pays for the labor costs to remove old siding and to install and paint the new siding and pays for certain other consequential costs incurred in the replacement of the siding.

     The settlements afforded a remedy to homeowners that is typically available for consumer type claims -- repair and/or replacement of the damaged product. Under the settlements, L-P conditionally waived defenses it could have asserted such as improper installation by the builder, improper maintenance by the homeowner, and numerous technical legal defenses (these defenses can be reinstated under certain conditions). In exchange, the settlements provided a more aggressive deduction based on the age of the product than was available under the limited warranty. The settlements also brought an end to highly contentious litigation that consumed inordinate amounts of Company time and resources and that potentially could have degenerated into tens of thousands of individual claims litigated in different courts throughout the country. The costs of defending such litigation would likely have substantially exceeded the amounts paid as damage awards.

     Finally, prompt settlement on economic terms allowed management to devote all of its energies to reorganizing and reviving L-P's business, to rebuilding its damaged relations with the builders and consumers who purchase its products and to preserving the market for its improved siding product that was introduced in 1996.

     The National Settlement also afforded L-P the opportunity to control both the amount and timing of payments in order to better manage liquidity and capital resources. (See more complete discussion of the settlements in Notes 7 and 8). It also gave L-P a degree of control over the total liability for siding through the mechanism of optional funding payments for claims in excess of the mandatory base payments of $275 million. These optional payments provide L-P the ability to prevent future legal claims by class members as long as L-P continues to exercise the additional funding options provided for under the National Settlement. L-P also has the ability to allow the settlement to expire if management determines that the settlement is no longer in the best interest of L-P and its shareholders.

     CLAIMS PROCESS. L-P has entered into a contract with a court-approved independent administrator through which all National Settlement claims are processed (L-P processes all Florida Settlement claims). Potential claimants who have not opted out of the National and Florida Settlements are eligible to participate and claims are processed as follows:

         - A request for a claim form is received and the potential claimant is entered into the system

         - A claim form and related instructions and information are mailed to the potential claimant

         - Upon receipt of a completed claim, it is reviewed for completeness. Incomplete claims packages are referred back to the claimant for additional information

         - Each complete claim package is forwarded to a court-approved third party inspection firm that is responsible for inspecting the structure and determining the footage of damaged siding, as defined under the appropriate settlement and, in the case of the Florida Settlement, determining whether any contributing factors exist such as improper installation or maintenance

         - The independent administrator calculates the monetary damages based on the footage of damaged siding, the age of the siding, the average cost of siding replacement in the appropriate geographic region and, in the case of the Florida Settlement, contributing factors such as improper installation or maintenance

         - The claim processing is completed and the claim is either paid (immediately in the case of the Florida class action settlement and when money is available in the National Settlement fund) or placed in the payment queue for the National Settlement

     As of December 31, 1998, approximately 215,000 requests had been received for claim forms for the National Settlement and the Florida Settlement. Approximately 138,000 completed claim forms had been received. The average amount for settled claims has been approximately $5,100. The total number of completed claim forms pending (not settled) as of December 31, 1998 was approximately 56,000, with approximately 61,000 claims settled and approximately 21,000 claims dismissed through December 31, 1998. Dismissal of claims is typically the result of claims for product not produced by L-P or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. The average amount of claims settled after December 31, 1998 may be significantly impacted by the Early Payment Program and Second Fund, both of which are discussed further below.

     AMOUNT AND TIMING OF ACCRUALS. The amount and timing of the accruals related to the siding matters are discussed below.

     The accruals for OSB siding claims relating to both the National Settlement and the Florida Settlement, including related legal costs, settlement administration costs, claims of persons who opted-out of the settlements and residual warranty claims, have been analyzed and accounted for collectively. The activity in the combined accruals is as follows:

-------------------------------------------------------------------------------------------------------
dollar amounts in millions
-------------------------------------------------------------------------------------------------------
Year ended December 31                                    1998              1997             1996
-------------------------------------------------------------------------------------------------------
Beginning balance                                      $164.7            $184.9           $360.9
Accruals made during the year                           247.5             161.9             38.1
Payments made                                          (100.8)           (182.1)          (214.1)
Insurance recovery                                       12.5              ---              ---
-------------------------------------------------------------------------------------------------------
Ending balance                                         $323.9            $164.7           $184.9
=======================================================================================================


     During the third quarter of 1995, the final settlement was reached in the Florida Settlement (approved by the court in October 1995), and L-P reached an agreement in principle with class counsel in the National Settlement with a specified base funding schedule of $275 million. Management believed that these two events made the liabilities probable and estimable at that point in time. Based on a statistical analysis of historical claims data and information collected by its litigation counsel, management believed that the National Settlement liability, inclusive of notice, administration, and inspection costs, would not exceed $275 million. Because claims of persons who opted out of the settlement would theoretically reduce the amount required to be paid under the settlement, L-P believed that no separate accrual for opt outs was required. In later years, as noted below, management recorded additional accruals for opt-out claims due to evidence indicating that claims paid under the settlement would likely amount to at least $275 million and therefore opt-out claims would be incremental to the National Settlement. The Florida Settlement liability was estimated at $50 million by attorneys working on the settlement. Estimated legal, professional and other costs were also accrued at that time.

     Because the court approval process related to the National Settlement was not finalized until June of 1996, and the Florida Settlement process was just getting started. Management believed the existing accrual remained adequate for the two class action settlements. However, the amounts paid to resolve opt out claims subsequent to the approval of the National Settlement combined with evidence that claims under the National Settlement would likely amount to at least $275 million caused L-P to believe that the previous accruals would be not be sufficient to cover these amounts. Accordingly, in the third quarter of 1996, L-P accrued an additional $36 million based on known claims that L-P's management and litigation counsel believed were probable and estimable. Opt-out claims in the amount of approximately $32 million were settled and paid in 1996. An additional $2.1 million was added to the reserve in the fourth quarter of 1996 for increased legal costs.

     During the first half of 1997, the independent administrators and third-party claims inspectors for the National Settlement began to reduce a backlog of unprocessed claims that had arisen during the months after final court approval of the National Settlement. At that time, management continued to believe the estimate of the total liability was adequate. L-P engaged an outside statistician who developed a model to assist management in estimating the liabilities by projecting the monetary amount of claims in the system at any point in time based upon the total number of claims forms requested to date. This projection method is based on factors and ratios that must be estimated from actual claims experience and trends in claim form requests. Additionally, trends in claim form requests themselves (which drive the projections over the longer term) have remained very erratic and difficult to forecast. Factors such as weather, publicity about siding matters, revisions in the National Settlement, and other factors have affected the pattern of claim form requests which has made it difficult for the statistician to extract any meaningful underlying trend. The statistician's model is affected by the above and is therefore designed to be used as only a part of management's estimation of the future liability.

     By the end of the third quarter of 1997, management concluded that an additional accrual of $50 million was required for the National Settlement claims. Also, $111.9 million was accrued to cover additional estimates for the Florida Settlement claims, National Settlement administration costs, additional opt out settlements and additional legal fees. These updated estimates were based partially on the application of the model and updated estimates provided by attorneys and others familiar with the settlement, all of which experienced unanticipated increases compared to L-P's earlier estimates. The principal factors that led to a higher estimated accrual in the third quarter of 1997 were as follows:

         - An increase in the average cost per settled claim (under the National Settlement only) from approximately $5,400 at the end of 1996 to approximately $6,100 by the end of the third quarter of 1997.

         - A steady to increasing rate of claims forms requested and returned where L-P originally estimated those figures to decrease over time. For example, completed claims forms received by the National Settlement claims administrator increased from approximately 33,000 at the end of 1996 to approximately 61,000 at the end of the third quarter of 1997.

     The principal factors leading to an increase in the accrual for the Florida Settlement are similar to those above for the National Settlement.

     In subsequent quarters of 1997 and 1998, L-P continued to monitor the claims figures in order to evaluate the need for adjustments to the liability. During the third quarter of 1998 management evaluated available options under the National Settlement because of continuing changes occurring with the underlying data. The National Settlement claims administrator had received approximately 10,000 claims forms per quarter from the fourth quarter of 1997 through the third quarter of 1998, bringing the total to approximately 101,000 claims forms received through September 1998. This represents an increase of approximately 65% in one year. The average cost per settled claim did not change significantly during this period. The options under consideration included (i) allowing the settlement to terminate under the National Settlement terms and conditions; (ii) continuing the settlement without modification by electing to fund the optional payments as they became due; or
(iii) attempting to resolve remaining claims through an alternative method.

     In July 1998, L-P formally proposed to class counsel enhancements to the National Settlement: (i) the concept of prepaying the balance of the mandatory and two discretionary $50 million contributions to the National Settlement fund on a discounted basis (the "Early Payment Program"); and (ii) the concept of creating a second, supplemental settlement fund (the "Second Fund"). After numerous negotiating sessions, L-P and class counsel were able to finalize an agreement on the terms of these programs, which were agreed to by the parties in the third quarter of 1998 and subsequently approved by the court in October 1998. Consistent with this agreement, L-P accrued the estimated costs of these programs. The incremental costs of these programs was estimated to be approximately $22.3 million (netting the effect of prior accruals and the effect of discounts of payments allowed under this program) for the Early Payment Program and $125.0 million for the Second Fund. These amounts were accrued during the third quarter of 1998 as were additional amounts totaling $113.2 million for the legal and administrative costs of these programs, claims of claimants who may opt out of the Second Fund, additional Florida Settlement claims based on statistical estimates, warranty claims subsequent to the expiration of the National and Florida Settlements and other costs.

     Throughout the period the National and Florida Settlements have been in effect, L-P has recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the National and Florida Settlements and the various remedies available to L-P makes the process of estimating these accruals difficult. The liability recorded at December 31, 1998 represents management's best estimate of the future liability related to siding claims based on the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability. Numerous factors affect the total amount of the future liability. These factors are discussed below.

     EARLY PAYMENT PROGRAM AND SECOND FUND. L-P entered into these programs in 1998 after careful consideration of the potential monetary and non-monetary impacts of all of its alternatives and based on management's belief that they will help to keep the average cost per claim from increasing. Despite the increased costs of entering into these programs, L-P's management deemed them to be in the best interests of L-P and its shareholders. This decision was based on several very important considerations and assumptions.

     First, as a result of executing these programs, L-P is protected from any further legal action by class members until at least June of 2003. Second, L-P's management believed that the Early Payment Program would be attractive to claimants who wished to repair or replace their exterior siding in a timely manner as the discounts proposed were relatively modest. In addition, management believes that the Second Fund will encourage claimants to timely submit new claims during 1999 and accept a discounted payment in 2000, thereby removing these claimants from any future action. With these two programs, management believes the likelihood of any residual claimants initiating successful legal action after 2003 is significantly diminished. Third, management believes the effects of negative publicity regarding L-P's siding products would be reduced under these programs. Negative publicity could severely limit the growth of L-P's new siding products. Finally, management believes these programs are a lower risk approach to extinguishing remaining claims at an acceptable cost. Payment of claims under the Second Fund is at the discretion of L-P. Once the deadline of December 31, 1999 for submission of all claims has passed, several steps must take place including the verification and calculation of individual claim amounts and the opportunity for each claimant to opt out of the Second Fund after they have been informed of their pro rata settlement amount. After those steps are completed, L-P has the final decision whether or not to proceed with the funding. L-P's management will not be able to make this decision until all claims eligible for this program have been received and inspected and it is known how many claimants have decided to remain in the Second Fund (along with the dollar value of their claims). Management believes this will not occur until some time in the second or third quarter of 2000. Based on this, management will decide whether to proceed with the Second Fund or to pursue alternative resolutions. To the extent the programs do not result in the desired consequences, estimates of costs of additional claims could change in the future.

     FUTURE COSTS.  Other factors potentially influencing future costs include:

         - The costs of administering the settlements or any alternative approach of resolving claims including the actual claims costs, notice costs, inspection costs, third party administrator costs and attorney's fees

         - The possibility of claimants bringing a second class action lawsuit (L-P believes plaintiffs would be legally barred from this action provided that all mandatory payments under the settlement have been made)

         -    Unforeseen changes in the level of claims in the Florida
              Settlement

         - Litigation related to other impacts of using L-P's siding, not specifically related to product performance

     Changes in the above factors have caused the estimated accrual amounts to change in the past. However, L-P does not currently anticipate that these factors will cause a significant change in the remaining accruals for the reasons stated herein.

     INSURANCE RECOVERIES. As of December 31, 1998, L-P had recorded approximately $28.4 million in insurance recoveries. L-P is in the process of pursuing additional claims against various insurance carriers, however, it is not presently determinable what additional amounts, if any, will be recovered. The resolution of these matters could ultimately effect the net amounts paid by L-P.

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

     COSTS. The total expense associated with L-P's Year 2000 project is presently estimated to be approximately $5.5 million, of which approximately $1 million had been incurred by December 31, 1998. These costs are being expensed as incurred and are not expected to have a material effect on L-P's financial position or results of operations. These costs do not include expenses and capital costs associated with replacing systems which L-P would have replaced regardless of Year 2000 issues, including a new human resources information system and a new core financial system.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN MILLIONS)

DECEMBER 31                                                                      1998                    1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $      126.5           $        31.9
Accounts receivable, less reserves of $1.5 and $2.0                               134.7                   146.2
Inventories                                                                       205.7                   258.8
Prepaid expenses                                                                    8.1                     8.9
Income tax refunds receivable                                                      43.9                    78.0
Deferred income taxes                                                              93.2                    73.0
                                                                              ---------               ---------
    Total current assets                                                          612.1                   596.8

Timber and timberlands, at cost less cost of timber                               499.0                   634.2
harvested
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road                            150.4                   185.6
amortization
Buildings                                                                         246.6                   262.5
Machinery and equipment                                                         1,663.2                 1,876.3
Construction in progress                                                           26.3                   109.5
                                                                              ---------               ---------
                                                                                2,086.5                 2,433.9
Less accumulated depreciation                                                  (1,173.2)               (1,242.1)
                                                                              ---------               ---------
    Net property, plant and equipment                                             913.3                 1,191.8
Goodwill, net of amortization                                                      60.0                    77.6
Notes receivable from asset sales                                                 403.8                    49.9
Other assets                                                                       30.9                    28.1
                                                                              ---------               ---------
    Total assets                                                           $    2,519.1            $    2,578.4
                                                                           ============            ============

See Notes to Financial Statements.

                          (DOLLAR AMOUNTS IN MILLIONS,
                                EXCEPT PER SHARE)

-----------------------------------------------------------------------------
DECEMBER 31                                             1998            1997
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                    $     34.1   $     22.9
Short-term notes payable                                   --           22.0
Accounts payable and accrued liabilities                  192.5        234.4
Current portion of contingency reserves                   140.0         40.0
                                                     ----------   ----------
    Total current liabilities                             366.6        319.3

Long-term debt, excluding current portion:
Limited recourse notes payable                            396.5         47.9
Other debt                                                 63.3        524.4
                                                     ----------   ----------
    Total long-term debt                                  459.8        572.3

Deferred income taxes                                     203.6        178.6
Contingency reserves, excluding current portion           228.0        184.0
Other long-term liabilities and minority interest          38.3         38.0

Commitments and contingencies

Stockholders' Equity:
Common stock, $1 par value, 200,000,000 shares
    authorized, 116,937,022 shares issued                 117.0        177.0
Preferred stock, $1 par value, 15,000,000 shares
    authorized, no shares issued                           --           --
Additional paid-in capital                                465.4        472.2
Retained earnings                                         918.8        977.5
Treasury stock, 9,663,976 shares and 7,309,360
    shares, at cost                                      (204.0)      (163.4)
Loans to Employee Stock Ownership Trusts                  (28.8)       (37.7)
Accumulated comprehensive income (loss)                   (45.6)       (79.4)
                                                     ----------   ----------
    Total stockholders' equity                          1,222.8      1,286.2
                                                     ----------   ----------
    Total liabilities and stockholders' equity       $  2,519.1   $  2,578.4
                                                     ==========   ==========

See Notes to Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                          (DOLLAR AMOUNTS IN MILLIONS,
                                EXCEPT PER SHARE)

-----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                               1998          1997            1996
-----------------------------------------------------------------------------------------------
Net sales                                            $   2,297.1    $   2,402.5    $   2,486.0
-----------------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                            1,853.8        2,126.7        2,123.5
Depreciation and amortization                              143.8          142.8          150.6
Cost of timber harvested                                    41.6           41.1           41.2
Selling and administrative                                 183.3          180.4          139.7
Unusual credits and charges, net                            47.8           32.5          350.0
Interest expense, net of capitalized interest               37.5           30.9           14.2
Interest income                                            (24.7)          (1.9)          (6.4)
                                                     ------------   ------------    ------------
    Total costs and expenses                             2,283.1        2,552.5        2,812.8

Income (loss) before taxes and minority interest            14.0         (150.0)        (326.8)
Provision (benefit) for income taxes                        15.8          (43.6)        (125.6)
Minority interest in net income
    (loss) of consolidated subsidiaries                     (3.8)          (4.6)           (.5)
                                                     ------------  -------------    ------------
Net income (loss)                                    $       2.0    $    (101.8)   $     (200.7)
                                                     ===========    ============   =============
Net income (loss) per share - basic and diluted      $        .02   $       (.94)  $      (1.87)
                                                     ============   ============   =============
Cash dividends per share of common stock             $        .56   $        .56   $        .56
                                                     ============   ============   =============

Average shares of common stock (millions)
    Basic                                                  108.4          108.5          107.4
                                                     ===========     ==========    ===========
    Diluted                                                108.6          108.5          107.4
                                                     ===========     ==========     ==========

See Notes to Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN MILLIONS)

----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                            1998      1997        1996
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                              $    2.0   $ (101.8)  $ (200.7)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation, amortization and cost of timber harvested       185.4      183.9      191.8
    Unusual credit and charges, net                                61.2      216.6      350.0
    Cash settlements of contingencies                            (113.2)    (204.8)    (263.4)
    Other adjustments                                              11.2      (54.5)       3.8
    Decrease (increase) in receivables                             (3.8)      (4.0)      31.9
    Decrease (increase) in inventories                              7.1       12.8       31.1
    Decrease (increase) in income tax refunds receivable           33.7       21.8      (99.5)
    Decrease (increase) in prepaid expenses                        (4.0)       4.7        1.4
    Increase (decrease) in accounts payable and
        accrued liabilities                                       (64.2)      (1.8)      (1.6)
    Increase (decrease) in deferred income taxes                    7.6       15.3      (22.0)
                                                               --------   --------   --------
Net cash provided by operating activities                         123.0       88.2       22.8

Cash Flows from Investing Activities
Plant, equipment and logging road additions,
    including cash used in acquisitions                           (77.8)    (154.8)    (244.0)
Timber and timberland additions                                   (44.7)     (49.7)     (22.0)
Assets sale proceeds                                              367.6       63.6       62.4
Other investing activities, net                                     1.3        1.0       (9.1)
                                                               --------   --------   --------
Net cash provided by
    (used in) investing activities                                246.4     (139.9)    (212.7)

Cash Flows from Financing Activities
Net decrease in short-term notes payable                          (22.0)     (13.4)     (12.9)
Long-term borrowings                                              348.6      228.4      262.7
Repayment of long-term debt                                      (473.9)    (101.0)     (53.4)
Cash dividends                                                    (60.7)     (60.7)     (60.1)
Purchase of treasury stock                                        (66.5)      (2.9)        --
Loans to ESOTs                                                    (15.0)                   --
Treasury stock sold to ESOTs                                       15.0         --         --
Other financing activities, net                                     (.3)       5.4        6.0
                                                               --------   --------   --------
Net cash provided by (used in) financing activities              (274.8)      55.8      142.3
                                                               --------   --------   --------
Net increase (decrease) in cash and cash equivalents               94.6        4.1      (47.6)
Cash and cash equivalents at beginning of year                     31.9       27.8       75.4
                                                               --------   --------   --------
Cash and cash equivalents at end of year                       $  126.5   $   31.9   $   27.8
                                                               --------   --------   --------
                                                               --------   --------   --------



See Notes to Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (DOLLAR AND SHARE AMOUNTS IN MILLIONS)


                                         COMMON STOCK                TREASURY STOCK
                                                                                        ADDITIONAL
                                        SHARES     AMOUNT        SHARES      AMOUNT      PAID-IN       RETAINED     LOANS TO ESOTS
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1995         116.9     $  117.0        8.6       $ (192.7)    $  472.4      $  1,400.8    $    (85.5)

Net income (loss)                        --            --         --               --         --           (200.7)          --
Cash dividends, $.56 per share           --            --         --               --         --            (60.1)          --
Issuance of shares for employee stock
    plans and for other purposes         --            --         (.4)             9.4         3             --             --
Employee Stock Ownership Trust
    contribution                         --            --         --               --         --             --            23.9
Currency translation adjustment          --            --         --               --         --             --             --
Other                                    --            --         --               --         --             --             --

Other comprehensive income (loss)        --            --         --               --         --             --             --

Total comprehensive income (loss)        --            --         --               --         --             --             --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1996         116.9      $  117.0       8.2       $   (183.3)  $  472.7        $1,140.00   $    (61.6)

Net income (loss)                        --             --         --            --        --             (101.8)           --
Cash dividends, $.56 per share           --             --         --            --        --             (60.7)            --
Issuance of shares for employee stock
    plans and for other purposes         --             --       (1.0)         22.8          (.5)          --               --

Purchase of treasury stock               --             --         .1          (2.9)       --              --               --
Employee Stock Ownership Trust
    contribution                         --             --         --           --         --              --             23.9

Currency Translation adjustment          --             --         --           --         --              --               --
Pension liability adjustment             --             --         --           --         --              --               --
Other                                    --             --         --           --         --              --               --

Other comprehensive income (loss)        --             --         --           --         --              --               --

Total comprehensive income (loss)        --             --         --           --         --              --               --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1997         116.9      $  117.0       7.3       $   (163.4)  $  472.2       $ 977.5       $  (37.7)

Net income (loss)                        --            --          --           --         --             2.0               --
Cash dividends, $.56 per share           --            --          --           --         --           (60.7)              --
Issuance of shares for employee stock
    plans and for other purposes         --            --        (1.1)            25.9       (6.8)        --             (15.0)

Purchase of treasury stock               --            --         3.5            (66.5)    --             --                --
Employee Stock Ownership Trust
    contribution                         --            --          --           --         --             --              23.9

Currency translation adjustment          --            --          --           --          --            --                --
Pension liability adjustment             --            --          --           --          --            --                --
Other                                    --            --          --           --          --            --                --
Other comprehensive income (loss)        --            --          --           --          --            --                --

Total comprehensive income (loss)        --            --          --          --          --             --                --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998         116.9      $  117.0       9.7       $   (204.0)  $  465.4      $ 918.8       $  (28.8)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



                                                   ACCUMULATED      TOTAL
                                                  COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                                  INCOME (LOSS)     EQUITY      INCOME (LOSS)
---------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1995                   $   (56.0)       $ 1,656.0          --

Net income (loss)                                       --            (200.7)     $ (200.7)
Cash dividends, $.56 per share                          --             (60.1)         --
Issuance of shares for employee stock
    plans and for other purposes                        --               9.7          --
Employee Stock Ownership Trust
    contribution                                        --              23.9          --
Currency translation adjustment                         --             --              1.7
Other                                                   --             --             (2.9)
Other comprehensive income (loss)                      (1.2)            (1.2)         (1.2)

                                                                                  ---------
Total comprehensive income (loss)                       --             --         $ (201.9)
--------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1996                   $  (57.2)     $ 1,427.6             --

Net income (loss)                                      --          (101.8)        $ (101.8)
Cash dividends, $.56 per share                         --           (60.7)            --
Issuance of shares for employee stock
    plans and for other purposes                       --            22.3             --

Purchase of treasury stock                             --            (2.9)            --
Employee Stock Ownership Trust
    contribution                                                     23.9             --

Currency Translation adjustment                        --            --              (15.0)
Pension liability adjustment                           --            --               (8.2)
Other                                                  --            --                1.0
                                                                                  --------
Other comprehensive income (loss)                     (22.2)       (22.2)            (22.2)

                                                                                  --------
Total comprehensive income (loss)                      --             --         $ (124.0)
--------------------------------------------------------------------------------------------
                                                  $  (79.4)    $ 1,286.2              --

Net income (loss)                                       --          2.0               2.0
Cash dividends, $.56 per share                          --        (60.7)              --
Issuance of shares for employee stock
    plans and for other purposes                        --          4.1               --

Purchase of treasury stock                              --        (66.5)              --
Employee Stock Ownership Trust
    contribution                                        --         23.9               --

Currency translation adjustment                         --           --               37.1
Pension liability adjustment                            --           --               (4.2)
Other                                                   --           --                 .9
Other comprehensive income (loss)                       33.8       33.8               33.8

                                                                                    ------
Total comprehensive income (loss)                       --         --             $   35.8
--------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                   $  (45.6)       $ 1,222.8           --
--------------------------------------------------------------------------------------------
    See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

NATURE OF OPERATIONS

     Louisiana-Pacific Corporation is a U.S.-based company principally engaged in the manufacture of building products, and to a lesser extent, market pulp. Through its foreign subsidiaries, L-P also maintains manufacturing facilities in Canada and Ireland. The principal customers for L-P's building products are retail home centers, builders, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia and Europe. The principal customers for its pulp products are brokers in Asia and Europe, with minor sales in North America.

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

     LP invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. In addition, L-P generally holds its cash investments until maturity and is therefore not subject to significant market risk.

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


                          (DOLLAR AMOUNTS IN MILLIONS)

DECEMBER 31                                                         1998                            1997
-----------------------------------------------------  ------------------------------  -------------------------------
Logs                                                             $    89.8                       $   112.4
Lumber                                                                16.0                            37.6
Panel products                                                        49.4                            56.6
Other building products                                               47.3                            82.1
Pulp                                                                  14.9                            15.3
Other raw materials                                                   23.5                            25.1
Supplies                                                              17.4                            21.3
LIFO reserve                                                        (52.6)                          (91.6)
                                                                  --------                        --------
Total                                                            $   205.7                       $   258.8
                                                                 =========                       =========


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

ASSET IMPAIRMENTS

     Long-lived assets to be held and used by L-P and goodwill are reviewed for impairment when events and circumstances indicate costs may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value is written down to its estimated realizable value. Assets to be disposed of are written down to their estimated fair value, less sales costs. See Note 7 to the financial statements for a discussion of charges in 1998, 1997 and 1996 related to impairments of property, plant and equipment.

DERIVATIVE FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133 will be effective for L-P beginning January 1, 2000. L-P is currently determining the impact this statement will have on L-P's financial statements and related disclosures.

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

GOODWILL

     Goodwill has resulted from acquisitions and is being amortized on a straight-line basis over 10 to 25 years. The amortization period of goodwill is periodically reviewed by L-P. Accumulated amortization was $8.6 million and $11.7 million at December 31, 1998 and 1997.

NOTES RECEIVABLE

     Notes receivable from asset sales are related to transactions which occurred during 1997 and 1998. These notes provide collateral for L-P's limited recourse notes payable (see Note 4 to the financial statements).

     In 1997, L-P received $49.9 million in notes from a third party. The notes are due in principal payments of $20 million in 2008, $20 million in 2009, and $9.9 million in 2012. Interest is to be received in semi-annual installments with rates varying from 5.62% to 7.5%.

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

2.   Accounts Payable and Accrued Liabilities

------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------
December 31                                                          1998             1997
------------------------------------------------------------------------------------------

Accounts payable                                         $         127.3  $          153.0
Salaries and wages payable                                          23.0              27.4
Taxes other than income taxes                                        5.0               8.7
Workers' compensation                                               13.1              13.5
Other accrued liabilities                                           24.1              31.8
------------------------------------------------------------------------------------------
                                                          $         192.5  $         234.4
==========================================================================================

3.   Income Taxes

Income (loss) before taxes and minority interest was taxed under the following jurisdictions:

------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------
year ended December 31                              1998             1997             1996
------------------------------------------------------------------------------------------

Domestic                                         $      .1         $ (87.0)       $  (255.1)
Foreign                                               13.9           (63.0)           (71.7)
------------------------------------------------------------------------------------------
                                                 $    14.0         $(150.0)       $  (326.8)
===========================================================================================



    Provision (benefit) for income taxes includes the following:

------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------
year ended December 31                               1998             1997             1996
-------------------------------------------------------------------------------------------

Current tax provision (benefit):
    U.S. federal                                 $     3.1         $ (65.0)         $ (87.4)
    State and local                                     .3            (4.3)           (10.0)
    Foreign                                           (1.3)            3.6             12.2
-------------------------------------------------------------------------------------------
Total current tax provisions
(benefit)                                        $     2.1         $ (65.7)        $ (85.2)
===========================================================================================

Deferred tax provision (benefit):
    U.S. federal                                 $    59.6         $    32.2      $     2.6
    State and local                                    6.3               3.4             .3
    Foreign                                          (52.2)            (13.5)         (43.3)
-------------------------------------------------------------------------------------------
Total deferred tax provision                     $    13.7         $    22.1        $ (40.4)
(benefit)
===========================================================================================


     The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

----------------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------------
December 31                                                          1998             1997
----------------------------------------------------------------------------------------------

Property, plant and equipment                                    $   116.6         $ 134.0
Timber and timberlands                                               148.0           166.2
Inventories                                                           (1.3)           (4.2)
Accrued liabilities                                                 (101.4)          (84.1)
Contingency reserves                                                (142.4)          (86.7)
Benefit of capital loss and NOL carryovers                           (28.0)          (27.8)
Benefit of foreign ITC carryover                                     (61.0)          (62.3)
Benefit of U.S. alternative minimum tax credit                       (20.0)            --
Installment sale gain deferral                                       147.1            18.5
Other                                                                 14.8            13.8
Valuation allowance                                                   38.0            38.2
----------------------------------------------------------------------------------------------
Net deferred tax liability                                           110.4           105.6
Less net current deferred tax assets                                 (93.2)          (73.0)
----------------------------------------------------------------------------------------------
Net noncurrent deferred tax liabilities                           $  203.6  $        178.6
==============================================================================================


     LP's Canadian subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$93 million (Canadian dollars). These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$16 million in 1999, C$6 million in 2001, C$50 million in 2002, C$3 million in 2003, C$4 million in 2004, C$13 million in 2005 and C$1 million in 2006. The $28 million of capital loss and net operating loss (NOL) carryovers included in the above table consists of $22 million of state NOL carryovers which will expire in various years through 2013, and $6 million of Canadian capital loss carryovers which will not expire.

     U.S. taxes have not been provided on foreign subsidiaries' earnings of approximately $31.7 million which are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical.

     The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

-------------------------------------------------------------------------------------------
year ended December 31                               1998             1997             1996
-------------------------------------------------------------------------------------------

Federal tax rate                                     35%               (35)%            (35)%
State and local income taxes                           4                (4)              -4
Nondeductible fines                                   51                --               --
Foreign tax credits used                             (35)               --               --
Other foreign tax effects                             19                 6               --
Nondeductible goodwill                                41                (1)              --
Other, net                                            (2)                5                1
-------------------------------------------------------------------------------------------
                                                    113%               (29)%            (38)%
===========================================================================================


4.   Long-term Debt

---------------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------------------------------
                                                                                 Interest Rate
                                                                                 at Dec. 31,               December 31,
                                                                                    1998              1997
1998
Limited recourse notes payable -
    Senior secured notes, payable 2008-2012, interest rates fixed                  7.1-7.5%       $     47.9      $     47.9
    Senior secured notes, payable 2006-2018, interest rates fixed                  6.8-7.3             348.6             --
Project bank financing -
    Waterford, Ireland, OSB plant, payable in Irish pounds
    through 2003, interest rate variable                                             7.3                28.1            32.9
Project revenue bond financings, payable through 2009,
    interest rates variable                                                        4.4-7.3              25.6            26.0
Employee Stock Ownership Trust (ESOT) Loans
    Hourly ESOT, payable annually through 1999, interest rate fixed                  8.3                 8.5            17.0
    Salaried ESOT, payable annually through 1999, interest rate variable             4.5                 6.0            12.0
Bank credit facility
    Revolving credit facility, expires in 2002, interest rate variable               --                 --             300.0
    Term loan facility, repaid in 1998                                               --                 --             125.0
Montrose penalty liability, payable 2000-2002, interest rate fixed                   5.4                25.0            --
Other, including capital lease obligations, payable in varying
    amounts through 2010, interest rates vary                                      4.3-7.0               4.2            34.4
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                                                              493.9           595.2
Less current portion                                                                                   (34.1)          (22.9)
-----------------------------------------------------------------------------------------------------------------------------
    Net long-term debt                                                                            $    459.8      $    572.3
============================================================================================================================


     LP believes the carrying amounts of long-term debt approximate fair market value with the exception of limited recourse notes payable which L-P believes have a fair value of approximately $402 million at December 31, 1998. Project bank financings are typically secured by the underlying assets of the related project. The limited recourse notes payable are collateralized by notes receivable from asset sales. Many of LP's loan agreements contain lender's standard covenants and restrictions. L-P was in compliance with all of the covenants and restrictions of these agreements at December 31, 1998. The exchange rate for the Irish pound was 1.48 U.S. dollars per pound at December 31, 1998.

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

     The weighted average interest rate for all debt at December 31, 1998 and 1997 was 6.8 percent and 6.4 percent. Required repayment of principal for long-term debt is as follows:

-----------------------------------------------------------------------------------------
dollar amounts in millions
-----------------------------------------------------------------------------------------
year ended December 31
1999                                                                      $    34.1
2000                                                                           14.5
2001                                                                           14.5
2002                                                                           14.3
2003                                                                            4.4
2004 and after                                                                412.1
-----------------------------------------------------------------------------------------
Total                                                                     $   493.9
==========================================================================================


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

     The status of L-P administered qualified defined benefit pension plans is as follows:

------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------------------------------
December 31                                                        1998                              1997
----------------------------------------------------------------------------------------------------------------------
                                                       Plan with         Plan with        Plan with         Plan with
                                                       assets in        accumulated       assets in        accumulated
                                                       excess of        benefits in       excess of        benefits in
                                                      accumulated        excess of       accumulated        excess of
                                                        benefits           assets          benefits          assets
Projected and accumulated benefit obligation      $      11.8         $   110.6           $  11.2           $  103.2
Plan assets                                              13.9              93.0              13.2              89.1
--------------------------------------------------------------------------------------------------------------------
    Net funded (unfunded) status                          2.1             (17.6)              2.0             (14.1)
Unrecognized asset at transition                          --               (4.9)              (.3)             (6.5)
Unrecognized net loss and other                           3.7              34.8               3.9               29.3
Adjustment to recognize minimum liability                 --              (29.9)              --               (22.9)
---------------------------------------------------------------------------------------------------------------------
Net prepaid (accrued) pension expense           $         5.8     $       (17.6) $            5.6           $  (14.2)
=====================================================================================================================


     Retirement plans changes and components are as follows:

----------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------
December 31                                                     1998             1997
----------------------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation - January 1                                $  114           $  104
Service cost                                                       1               --
Interest cost                                                      8                8
Actual (gain)/loss                                                 5                6
Benefits paid                                                     (6)              (4)
----------------------------------------------------------------------------------------
Benefit obligation - December 31                              $  122           $  114
========================================================================================

CHANGE IN ASSETS
Fair value of assets - January 1                              $  102           $  100
Actual return on plan assets                                       8                6
Employer contribution                                              3               --
Participation contribution                                        --               --
Benefits paid                                                     (6)              (4)
----------------------------------------------------------------------------------------
Fair value of assets - December 31                            $  107           $  102
=======================================================================================

RECONCILIATION OF FUNDED STATUS
Funded status                                                 $  (15)          $  (12)
Unrecognized actuarial (gain)/loss                                37               31
Unrecognized prior service cost                                    1                2
Unrecognized obligation (asset)                                   (5)              (7)
----------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                                $   18           $   14
========================================================================================

AMOUNTS RECOGNIZED IN THE
BALANCE SHEET CONSIST OF:
Prepaid benefit cost                                          $    6           $    5
Accrued benefit liability                                        (18)             (14)
Deferred tax asset                                                12                9
Accumulated other comprehensive income                        $   18           $   14
----------------------------------------------------------------------------------------
Net amount recognized                                         $   18           $   14
=======================================================================================


     The actuarial assumptions used to determine pension expense and the funded status of the plans were: a discount rate on benefit obligations of 6.75% in 1998, 7.25% in 1997 and 7.75% in 1996; and an 8.75% expected long-term rate of return on plan assets for all three years.

     Retirement plan expense included the following components:

----------------------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------------------
Year ended December 31                                    1998              1997             1996
----------------------------------------------------------------------------------------------------

Benefits earned by employees                           $    1.1          $     .2         $     .5
Interest cost on projected benefit
obligation                                                  7.9               7.9              8.3
Return on plan assets                                      (9.2)             (9.0)           (10.9)
Net amortization and deferral                               (.5)             (1.0)            (1.7)
----------------------------------------------------------------------------------------------------
Net periodic pension expense (income)                       (.7)             (1.9)            (3.8)
Expense related to ESOTs,
multiemployer,
  defined contribution and non-qualified
plans                                                      26.0              28.8             29.1
Loss from settlement of pension plan                        --                7.3              --
----------------------------------------------------------------------------------------------------
Net retirement plan expense                            $   25.3          $   34.2         $   25.3
====================================================================================================


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

6.   Stock Options and Plans

     The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans for grants on or after January 1, 1995. As permitted by SFAS 123, L-P has elected to adopt only the disclosure provisions of the standard and has therefore recorded no compensation expense for certain stock option plans and all stock purchase plans. Had compensation expense for L-P's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methodology of SFAS 123, L-P's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------
dollar amounts in millions, except per share
------------------------------------------------------------------------------------------------------------------
year ended December 31                                           1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------

Net income (loss)
As reported                                                 $      2.0           $ (101.8)           $ (200.7)
Pro forma                                                         (4.0)            (108.6)             (206.0)

Net income (loss) per share
As reported                                                 $       .02          $   (.94)           $  (1.87)

Pro forma                                                         (.04)             (1.00)              (1.92)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


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

     Changes in options outstanding and exercisable were as follows:

------------------------------------------------------------------------------------------------------
share amounts in thousands                                           Number of Shares
------------------------------------------------------------------------------------------------------
year ended December 31                                    1998              1997             1996
----------------------------------------------------------------------------------------------------

Options outstanding at January 1                         2,373             1,678            1,370
Options granted                                            905               928              635
Options exercised                                         (113)             (155)            (196)
Options canceled                                          (342)              (78)            (131)
----------------------------------------------------------------------------------------------------
Options outstanding at December 31                       2,823             2,373            1,678
====================================================================================================
Options exercisable at December 31                       1,170               912              763
====================================================================================================





                                                             Weighted Average Price Per Share

year ended December 31                                    1998              1997             1996
----------------------------------------------------------------------------------------------------

EXERCISE PRICE
Options granted                                       $   19.09         $   19.97        $   22.18
====================================================================================================
Options exercised                                     $   14.85         $   13.91        $   12.13
====================================================================================================
Options canceled                                      $   21.08         $   24.21        $   21.39
====================================================================================================
Options outstanding                                   $   18.11         $   21.09        $   21.14
====================================================================================================
Options exercisable                                   $   21.41         $   21.09        $   19.05
====================================================================================================


FAIR VALUE AT DATE OF GRANT
Options granted                                       $    5.73         $    6.05        $    8.38
====================================================================================================


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

     Changes in performance-contingent stock awards were as follows:

------------------------------------------------------------------------------------------
                                                                   Number of Shares
------------------------------------------------------------------------------------------
year ended December 31                                          1998             1997
----------------------------------------------------------------------------------------
Target shares - awards outstanding at
January 1                                                      54,569             --
Target shares - awards granted                                 64,064           54,569
Target shares - awards canceled                               (21,263)            --
----------------------------------------------------------------------------------------
Target shares - awards outstanding at
December 31                                                    97,370           54,569
========================================================================================


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

7.   Unusual Credits and Charges, Net

     The major components of "Unusual Credits and Charges, Net" in the statements of income for the years ended December 31, were as follows:

------------------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------------------
year ended December 31                                    1998              1997             1996
----------------------------------------------------------------------------------------------------

Additions to contingency reserves                     $ (284.5)       $  (169.0)       $  (100.0)

Long-lived asset impairment charges                     (162.9)           (35.0)          (187.7)
Gain on asset sales                                      381.3             55.6              --
Gain on insurance recoveries                              28.4              --               --
Gain on contract settlement                                --             135.0              --
----------------------------------------------------------------------------------------------------
Severance and other                                      (10.1)           (19.1)           (62.3)
----------------------------------------------------------------------------------------------------
                                                      $  (47.8)       $   (32.5)       $  (350.0)
====================================================================================================


1998

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

     In the third quarter of 1998, L-P decided to sell or liquidate the Chetwynd pulp mill facility. In connection with this decision, management estimated the fair value of the facility, taking into account relevant factors such as the continuing Asian economic crisis and the numerous pulp mills being offered for sale by others. This valuation resulted in a $136.1 million write-down of the facility, including the cumulative translation adjustment of $50.2 million previously recorded within stockholders' equity. The operating loss of this facility in 1998 was approximately $23 million. Although management is aggressively pursuing disposal or liquidation of the facility, due to market conditions the timing of such disposal or liquidation is not presently determinable.

     The roof shake plant was part of the portfolio of non-strategic assets announced for sale in October 1997. As prospective buyers performed their due diligence reviews, their preliminary non-binding offers were either withdrawn or reduced to unacceptable levels, resulting in a decision on the part of L-P to permanently shut down the facility. This decision resulted in an additional write-down of $14.8 million. The operating loss of this facility was approximately $5 million in 1998.

     The logging roads in Alaska will cease to be used by L-P following the expiration of a timber harvesting agreement with the U.S. Forest Service. The agreement is scheduled to expire in 1999, subject to extension under certain circumstances. As part of its budgeting process for 1999, L-P determined that the logging roads were impaired based on the expected operating results of KPC through the scheduled expiration date of the agreement. Accordingly, L-P recorded a $10 million write-down on these logging roads in the third quarter of 1998.

     The write-down of the Creative Point, Inc. subsidiary assets recorded in the third quarter of 1998 was $2 million. The asset sale occurred in the fourth quarter of 1998. During the time period between the buyer's initial offer and the closing date of the sale, Creative Point's operating results fell short of expectations, and the buyer reduced its offering price. Consequently, the transaction, which L-P originally believed would result in a minor gain, resulted in a loss. The operating loss of this subsidiary was approximately $4 million in 1998.

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

8.   Contingencies

ENVIRONMENTAL PROCEEDINGS

     In March 1995, L-P's subsidiary, Ketchikan Pulp Company ("KPC"), entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's pulp mill during the late 1980's and early 1990's. The U.S. District Court for the District of Alaska subsequently approved these agreements. Pursuant to these agreements, KPC paid $1.25 million of criminal penalties and $3.1 million of civil penalties, all of which were paid in 1995. In addition, KPC agreed to undertake certain remedial and pollution-control projects. These projects included (i) capital projects for spill containment and water treatment plant upgrades estimated to cost approximately $13.4 million (of which approximately $7.5 million had been spent at December 31, 1998) and (ii) non-capital projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.3 million (of which approximately $1.6 million had been spent at December 31, 1998). As a result of the closure of the mill in May 1997, KPC's obligations with respect to the capital projects have been suspended through January 2000, and KPC is in the process of seeking permanent relief from those obligations. KPC's obligations with respect to the Ward Cove investigation and remediation have not been affected by the closure of the mill.

     In June, 1997, KPC entered into an agreement with the State of Alaska and the U.S. Environmental Protection Agency (the "EPA") to investigate and, if necessary, clean up the former mill site. KPC has completed the investigative portion of this project and commenced work on the clean-up portion of this project, which is expected to be completed in the third quarter of 1999. Total costs associated with this project are estimated to be approximately $2.7 million, of which approximately $2.6 million had been spent at December 31, 1998.

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

     L-P maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $27.9 million and $29.3 million at December 31, 1998 and 1997, respectively, of which $9.1 million and $18.4 million related to the KPC matters described above and other remedial activities associated with the closure of KPC's pulp mill. The remainder of these balances were primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by L-P and closing and monitoring landfills. L-P's estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. L-P regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time. L-P's estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms. In those instances in which L-P's estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, L-P does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties.

     The activity in L-P's reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

----------------------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------------------
Year ended December 31                                    1998              1997             1996
----------------------------------------------------------------------------------------------------

Beginning balance                                      $   29.3          $   49.9         $   13.7
Accrued to expense during the year                         17.3               3.4             38.5
Accrued as expense of asset sales                           6.9               ---              ---
Reclassification of previously recorded
liabilities                                                 ---               6.7              ---
Payments made                                             (20.1)            (30.7)            (2.3)
Reclassification to note payable                           (5.5)              ---              ---
----------------------------------------------------------------------------------------------------
Ending balance                                         $   27.9          $   29.3         $   49.9
====================================================================================================


     In the third quarter of 1996, L-P announced plans to close the KPC pulp mill. In conjunction with this announcement, L-P accrued $38.5 million for estimated liabilities for the Ward Cove investigation and remediation, mill site and landfill investigation and remediation, asbestos abatement and the demolition and removal of assets from the mill site, all of which were deemed necessary for environmental compliance purposes.

     In the first quarter of 1997, operations at the pulp mill ceased. Based upon the information then available to it, L-P refined its original estimate of the closure-related liabilities and accrued an additional $3.3 million.

     In the second quarter of 1998, two environmental accruals were made. In connection with the sale of certain properties in California, L-P estimated that retained environmental liabilities were approximately $6.9 million. In addition, $6.0 million was added to the environmental accrual related to the "Colorado Criminal Proceedings" discussed below. In the third quarter of 1998, $1.8 million was accrued in connection with newly identified sites and revised estimates at other sites. Also during the quarter, the accruals for KPC environmental matters were increased by an additional $7.5 million as a result of (i) revised cost estimates provided by the contractors performing asset removal and demolition activities, (ii) additional assets, which had initially been expected to be sold, becoming unsalable due to deteriorating conditions in the pulp market and, consequently, being slated for demolition and removal,
(iii) the completion of the EPA's review of the remediation investigation report relating to upland properties, and (iv) experience indicating that hog fuel removal costs would be greater than originally estimated. In the fourth quarter, $2.0 million was accrued in connection with revised estimates at other sites.

     Although L-P's policy is to comply with all applicable environmental laws and regulations, L-P has, in the past, been required to pay fines for noncompliance. In some instances, litigation has resulted from contested environmental actions. Also, L-P is involved in other environmental actions and proceedings which could result in fines or penalties. Based on the information currently available, management believes that any fines, penalties or other losses resulting from the matters discussed above will not have a material adverse effect on the consolidated financial position or results of operations of L-P.

COLORADO CRIMINAL PROCEEDINGS

     In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. In connection with entering a guilty plea as to certain criminal violations in May 1998, (i) L-P agreed to pay total penalties of $37 million (including making $500,000 in charitable contributions), of which $12 million was paid in 1998, and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed. Under the terms of the original agreement, the $25 million balance of the fine assessed against L-P, which is secured by a statutory lien, was payable in three equal annual installments, together with accrued interest, beginning July 1, 2000. However, in early 1999, the court approved a modification to the agreement, which now provides for the payment of this balance, without interest, on June 1, 1999.

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

     The settlement requires L-P to contribute $275 million to the settlement fund in seven annual installments payable during the period from 1996 through 2002 in the following amounts: $100 million; $55 million; $40 million; $30 million; $20 million; $15 million; and $15 million. As of December 31, 1998, L-P had funded the first three installments. L-P also had funded a significant portion of the last four installments through the Early Payment Program discussed below. The estimated cumulative total of approved claims under the settlement, as calculated under the terms of the settlement (without giving effect, in the case of unpaid claims, to discounted settlements under the Early Payment Program), exceeded $500 million at December 31, 1998. In these circumstances, unless L-P makes an additional contribution of $50 million to the settlement fund by August 2001, the settlement will terminate as to all claims in excess of $275 million that remain unpaid. In addition, unless L-P makes a second additional contribution of $50 million to the settlement fund by August 2002, the settlement will terminate as to all claims in excess of $325 million that remain unpaid. If L-P makes both of these additional contributions, the settlement would continue in effect until at least August 2003, at which time L-P would be required to make an election with respect to all unpaid claims that were filed prior to December 31, 2002. If, in August 2003, L-P elects to pay pursuant to the settlement all approved claims that remain unpaid at that time, 50% of the unpaid claims must be paid by August 2004 and the remaining 50% must be paid by August 2005. If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after August 2003.

     If L-P makes all payments required under the settlement agreement, including all additional payments as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs. After accruing interest on undisbursed funds and deducting class notification costs, prior claims costs (including payments advanced to homeowners in urgent circumstances) and payment of claims under the settlement, as of December 31, 1998, approximately $5.8 million remained of the $195 million paid into the fund to date (all of which was dedicated to the payment of expenses or held in reserve).

     On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who have submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved claims that are filed before December 31, 1999 (the "Second Fund").

     The Early Payment Program applies to all claimants who are entitled to be paid from the $80 million of mandatory contributions to the settlement fund that remain to be made under the settlement agreement, and to all claimants who otherwise would be paid from the proceeds of the two optional $50 million contributions to the settlement fund that L-P may elect to make under the settlement agreement. The early payments from the $80 million of mandatory contributions are discounted at a rate of 9% per annum calculated from their original payment dates (1999-2002) to the date the early payment offer was made. The early payments from the two $50 million optional contributions are discounted at a rate of 12% per annum calculated from 2001 and 2002, respectively, to the date the early payment offer was made. Claimants may accept or reject the discounted early payments in favor of remaining under the original settlement, but may not arbitrate the amount of their early payments. For purposes of determining whether L-P has made any mandatory or optional contribution to the settlement fund as of the respective due date therefor, L-P will receive credit for the undiscounted amount of such contribution to which the discounted amount thereof paid pursuant to the Early Payment Program is attributable. At December 31, 1998, approximately $106.7 million in Early Payment Program checks had been mailed and $60.8 million had been cashed in settlement of claims, while approximately $26.6 million in such checks remained to be mailed. Giving effect only to Early Payment Program checks that had actually been cashed, L-P had effectively satisfied a cumulative total of approximately $266.5 million of its mandatory and optional contributions to the settlement fund at December 31, 1998.

     The $125 million Second Fund represents an alternative source of payment for all approved claims not eligible for the Early Payment Program and all new claims filed before December 31, 1999. In early 2000, claimants electing to participate in the Second Fund will be offered a pro rata share of the fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Claimants who elect not to participate in the Second Fund remain bound by the terms of the original settlement. If L-P is dissatisfied with the number of claimants who elect to be paid from the Second Fund, L-P may refuse to proceed with funding at its sole option. In that event, the Second Fund will be canceled and all the claimants who had elected to participate in it will be governed by the original settlement.

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

CONTINGENCY RESERVES

     L-P maintains loss contingency reserves in addition to the environmental reserves discussed above. The balance of these reserves, exclusive of the environmental reserves discussed above, was $340.1 million and $194.7 million at December 31, 1998 and 1997, respectively (of which $323.9 million and $164.7 million, respectively, related to OSB siding contingencies). L-P's estimates of its non-environmental loss contingencies are based on various assumptions and judgments. In the case of the OSB siding contingency, these assumptions and judgments relate to, among other things: the timing and magnitude (in terms of both the number of claims and the square footage of damaged siding) of additional claims; the replacement cost (as determined in accordance with the applicable settlement) of the damaged siding; the extent to which claimants will elect to participate in the Early Payment Program or the Second Fund; the extent to which claims may be resolved through means other than those provided for in the applicable settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. L-P regularly monitors its estimated exposure to non-environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that L-P may ultimately pay in connection with these matters could materially exceed, in the near term, the amounts accrued to date. L-P's estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms.

     The activity in the portion of L-P's loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table.

----------------------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------------------
Year ended December 31                                    1998              1997             1996
----------------------------------------------------------------------------------------------------

Beginning balance                                      $  164.7            $184.9           $360.9
Accruals made during the year                             247.5             161.9             38.1
Payments made                                            (100.8)           (182.1)          (214.1)
Insurance recovery                                         12.5              ---              ---
====================================================================================================
Ending balance                                           $323.9            $164.7           $184.9
====================================================================================================


     In the third quarter of 1996, L-P accrued an additional $36.0 million primarily related to larger than expected settlement opt-out claims subsequent to the approval of the nationwide settlement in June of 1996. In the fourth quarter of 1996, L-P accrued an additional $2.1 million.

     In the third quarter of 1997, management learned that accrued and future claims under the nationwide settlement would likely exceed the $275 million originally estimated. Accordingly, L-P accrued an additional $50 million for the nationwide settlement based on the minimum amount management believed was probable and estimable at the time. Additionally, management determined that an additional accrual of $111.9 million was necessary based on updated estimates of total costs to be incurred for Florida class action claims, administration costs of the nationwide settlement, additional opt-out settlements and legal fees.

     In the third quarter of 1998, following court approval of the Early Payment Program and the Second Fund, L-P accrued an additional $247.5 million based on the estimated costs of the Early Payment Program and the Second Fund and revised estimates of the future costs of the Florida class action, warranty costs after the termination of settlements, legal and administration costs, and estimated payments to claimants whose claims are not discharged pursuant to the settlement.

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

     Payments under all operating leases that were charged to expense during 1998, 1997, and 1996 were $17.7 million, $17.5 million and $17.0 million. Future minimum rental payments under noncancellable operating leases are not significant.

10.      Segment Information

     L-P, a major supplier of building products, operates through several business units with their own management teams. The business units have been aggregated into five reportable segments based on the similarity of economic characteristics, customers, distribution methods and manufacturing processes.

     Export sales are primarily to customers in Asia and Europe. Information about LP's geographic segments is as follows:

-------------------------------------------------------------------------------------------------------
                                      dollar amounts in millions
-------------------------------------------------------------------------------------------------------
year ended December 31                                    1998              1997             1996
----------------------------------------------------------------------------------------------------
TOTAL SALES - POINT OF ORIGIN
U.S.                                                  $  2,212          $  2,330         $  2,389
Canada and other                                           166               128              162
Intersegment sales to U.S.                                 (81)              (55)             (65)
-------------------------------------------------------------------------------------------------------
Total sales                                           $  2,297          $  2,403         $  2,486
-------------------------------------------------------------------------------------------------------
Export sales (included above)                         $    128          $    240         $    268
=======================================================================================================
PROFIT (LOSS)
U.S.                                                  $    273          $     39         $    107
Canada and other                                          (104)              (48)             (24)
Unusual credits and charges, net1                          (48)              (32)            (350)



General corporate expense and
  interest, net                                           (107)             (109)             (60)
-------------------------------------------------------------------------------------------------------
Income (loss) before taxes
     and minority interest                            $     14          $   (150)        $   (327)
=======================================================================================================

IDENTIFIABLE ASSETS
U.S.                                                  $  2,279          $  2,220         $  2,228
Canada and other                                           240               358              394
-------------------------------------------------------------------------------------------------------
Total assets                                          $  2,519          $  2,578         $  2,622
======================================================================================================


  Information about L-P's product segments is as follows:

-------------------------------------------------------------------------------------------------------
                                      dollar amounts in millions
-------------------------------------------------------------------------------------------------------
year ended December 31                                    1998              1997             1996
-------------------------------------------------------------------------------------------------------
TOTAL SALES
Structural products                                   $  1,374          $  1,294         $  1,408
Exterior products                                          107               103               99
Industrial panel products                                  175               181              195
Specialty and products                                     566               695              607
Pulp                                                        75               130              177
-------------------------------------------------------------------------------------------------------
Total sales                                           $  2,297          $  2,403         $  2,486
=======================================================================================================

PROFIT (LOSS)
Structural products                                   $    199          $     22         $    135
Exterior products                                           22                 9               17
Industrial panel products                                    6                13               31
Specialty and other products                               (20)              (24)              (9)
Pulp                                                       (38)              (29)             (91)
Unusual credits and charges, net (1)                       (48)              (32)            (350)
General corporate and other
   expense, net                                            (94)              (80)             (52)
Interest, net                                              (13)              (29)              (8)
  -------------------------------------------------------------------------------------------------------
Income (loss) before taxes and minority
      interest                                        $     14          $   (150)        $   (327)
=========================================================================================================


(1) See Note 7 to the financial statements for an explanation of unusual credits and charges, net.

-------------------------------------------------------------------------------------------------------
                                      dollar amounts in millions
-------------------------------------------------------------------------------------------------------
year ended December 31                                    1998              1997             1996
-------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Structural products                                   $    927          $  1,105         $  1,079





Exterior products                                           46                45               41
Industrial panel products                                  124               175              179
Specialty and products                                     255               302              314
Pulp                                                       178               266              166
-------------------------------------------------------------------------------------------------------
Non-segment related                                        989               685              843
-------------------------------------------------------------------------------------------------------
Total assets                                          $  2,519          $  2,578         $  2,622
=======================================================================================================

DEPRECIATION, AMORTIZATION AND
COST OF TIMBER HARVESTED
Structural products                                   $    105          $    114         $    107
Exterior products                                            7                 4                6
Industrial panel products                                    5                 6                6
Specialty and other products                                27                26               25
Pulp                                                        12                14               10
Non-segment related                                         29                20               38
----------------------------------------------------------------------------------------------------
  Total depreciation,
    amortization and cost  of
    timber harvested                                  $    185          $    184         $    192
====================================================================================================

CAPITAL EXPENDITURES
Structural products                                   $     87          $    116         $    115
Exterior products                                            1                 5                8
Industrial panel products                                    2                 6                9
Specialty and other products                                18                52               48
Pulp                                                         7                 4               36
Non-segment related                                          8                22               50
----------------------------------------------------------------------------------------------------
  Total capital expenditures                          $    123          $    205         $    266
====================================================================================================


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

Independent Auditors' Report

To the Board of Directors and Stockholders of Louisiana-Pacific Corporation:

     We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of L-P's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
January 29, 1999
(February 25, 1999 as to the first paragraph of Note 11)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Louisiana-Pacific Corporation:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Louisiana-Pacific Corporation (a Delaware corporation) for the year ended December 31, 1996. These financial statements are the responsibility of L-P's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                         /s/ Arthur Andersen LLP

Portland, Oregon
January 31, 1997

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements of LP are included in this report:

Consolidated Balance Sheets December 31, 1998, and 1997.

Consolidated Statements of Income years ended December 31, 1998, 1997, and 1996.

Consolidated Statements of Cash Flows years ended December 31, 1998, 1997, and 1996.

Consolidated Statements of Stockholders' Equity years ended December 31, 1998, 1997, and 1996.

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

Date: February 4, 2000                            LOUISIANA-PACIFIC CORPORATION
                                                            (Registrant)

                                                  /S/ CURTIS M. STEVENS
                                                  -----------------------------
                                                  Curtis M. Stevens
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer

                           ---------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Date                                    Signature and Title
----                                    -------------------

February 4, 2000                        /S/  MARK A. SUWYN
                                        ------------------
                                        Mark A. Suwyn
                                        Chief Executive Officer, Chairman of the
                                        Board, Director
                                        (Principal Executive Officer)

February 4, 2000                        /S/  CURTIS M. STEVENS
                                        ----------------------
                                        Curtis M. Stevens

                                        Vice President, Treasurer and Chief
                                        Financial Officer
                                        (Principal Financial & Accounting
                                        Officer)

February  , 2000
                                        -------------------
                                        John W. Barter
                                        Director

February 4, 2000                        /S/  WILLIAM C. BROOKS
                                        ----------------------
                                        William C. Brooks
                                        Director

February 4, 2000                                       /S/  ARCHIE W. DUNHAM
                                                       ---------------------
                                                       Archie W. Dunham
                                                       Director

February 4, 2000                                       /S/  PAUL W. HANSEN
                                                       -------------------
                                                       Paul W. Hansen
                                                       Director

February 4, 2000                                       /S/  DONALD R. KAYSER
                                                       ---------------------
                                                       Donald R. Kayser
                                                       Director

February  , 2000
                                                       ------------------------
                                                       Brenda Lauderback
                                                       Director

February  , 2000
                                                       ------------------------
                                                       Patrick F. McCartan
                                                       Director

February 4, 2000                                       /S/  LEE C. SIMPSON
                                                       ---------------------
                                                       Lee C. Simpson
                                                       Director

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

     Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.


EXHIBIT                 DESCRIPTION
-------                 -----------
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

2.2                    Purchase Agreement by and between LPS Corporation, L-P
                       Redwood, LLC, and Samsome Forest Partners, L.P., dated as of May 1, 1998. Incorporated by reference to Exhibit
                       2.2 to L-P's Form 10-Q report for the quarter ended
                       March 31, 1998.

2.3                    Agreement and Plan of Merger dated as of January 19,
                       1999, by and among ABT Building Products Corporation, L-P and Striper Acquisition, Inc. Incorporated by reference to Exhibit (c)(1) to L-P's Schedule 14D-1 filed
                       January 25, 1999.

3.1                    Restated Certificate of Incorporation of L-P.
                       Incorporated by reference to Exhibit 3(a) to L-P's
                       Form 10-Q report for the quarter ended June 30, 1993.

3.2 Bylaws of L-P as amended April 23, 1999. Incorporated by reference to Exhibit 3.1 to L-P's Form 10-Q report for the quarter ended March 31, 1999.

4.1 Rights Agreement, dated as of May 26, 1998, between L-P and First Chicago Trust Company of New York as Rights
                       Agent, including the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase
                       Preferred Shares as Exhibit B. Incorporated by reference to Exhibit 1 to L-P's Registration Statement on Form 8-A filed May 26, 1998.

                       Pursuant to Item 601(b)(4)(iii) of Regulation S-K, L-P is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of L-P's total consolidated assets at December 31, 1998. L-P agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2.1                   Credit Agreement dated as of January 31, 1997, among
                        L-P, Louisiana-Pacific Canada Ltd., Bank of America
                        National Trust and Savings Association ("Bank of
                        America") and the other financial institutions that are parties thereto. Incorporated by reference to Exhibit
                        4.A.2 to L-P's Form 10-K report for 1996.

4.2.2 Consent and First Amendment to Credit Agreement dated as of December 31, 1997, among L-P, Louisiana-Pacific
                        Canada Ltd., Louisiana-Pacific Canada Pulp Co., Bank of
                        America and other financial institutions that are parties thereto. Previously filed as Exhibit 4.3 to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed on March 18, 1999.

4.3                     Loan Agreement, dated February 3, 1999, between L-P and
                        Centric Capital Corporation and related Promissory
                        Note. Incorporated by reference to Exhibit 4.1 to L-P's
                        Form 10-Q report for the quarter ended March 31, 1999.

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

10.1                    1984 Employee Stock Option Plan as amended.
                        Incorporated by reference to Exhibit 10.A to L-P's Form
                        10-K report for 1996.*

10.2 1991 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.B to L-P's Form 10-K report for 1996.*

10.3 1992 Non-Employee Director Stock Option Plan (restated as of May 3, 1998) and Related Form of Option
                        Agreement. Incorporated by reference to Exhibit 10.1 to L-P's Form 10-Q report for the quarter ended March 31, 1998. *

10.4 Non-Employee Directors' Deferred Compensation Plan effective July 1, 1997. Incorporated by reference to
                        Exhibit 10.D to L-P's Form 10-K report for 1997.*

10.5                    Executive Deferred Compensation Plan effective May 1,
                        1997. Incorporated by reference to Exhibit 10.P to L-P's Form 10-K report for 1997.*

10.6                    1997 Incentive Stock Award Plan as restated as of May
                        3, 1998. Previously filed as Exhibit 10.6 to L-P's Annual
                        Report on Form 10-K for the fiscal year ended
                        December 31, 1998 as filed on March 18, 1999.*

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

10.14                   Execution Employment Agreement effective as of January 1, 1997, by and between L-P and Karen D. Lundquist.  Incorporated by reference to
                        Exhibit 10.M to L-P's Form 10-K report for 1996.*

10.15                   Letter agreement dated July 16, 1997, relating to the employment of
                        Gary C. Wilkerson.  Incorporated by reference to Exhibit 10.N to L-P's
                        Form 10-K report for 1997.*

10.16                   Letter agreement dated July 16, 1997, relating to the employment of
                        Curtis M. Stevens.  Incorporated by reference to Exhibit 10.0 to L-P's Form
                        10-K report for 1997.*

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

10.18                   Separation Agreement between L-P and Michael D. Hanna dated
                        October 29, 1998. Previously filed as Exhibit 10.18 to L-P's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1998 as filed on March 18, 1999.*

10.19                   Separation Agreement between L-P and Karen Lundquist Malkewitz dated
                        October 28, 1998. Previously filed as Exhibit 10.19 to L-P's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1998 as filed on March 18, 1999.*

10.20.1                 Settlement Agreement, dated October 18, 1995, between
                        L-P and counsel for plaintiffs in nationwide siding class action litigation. Incorporated by reference to
                        Exhibit 10 to L-P's Form 10-Q report for the quarter ended September 30, 1995.

10.20.2 Amendment to Settlement Agreement, dated April 26, 1996, between L-P and counsel for plaintiffs in nationwide siding class action litigation. Incorporated by reference to Exhibit 10.A to L-P's Form 10-Q report for the quarter ended March 31, 1996.

10.20.3 Supplemental Funding Agreement, dated October 26, 1998, between L-P and counsel for plaintiffs in nationwide siding class action litigation. Incorporated by reference to Exhibit 10.1 to L-P's Form 10-Q report for the quarter ended September 30, 1998.

10.21                   Settlement Agreement, dated October 4, 1995, between L-P and counsel for plaintiffs in Florida siding class action litigation.

21                      List of L-P's subsidiaries.
                        Previously filed as Exhibit 21 to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed on March 18, 1999.

23.1                    Consent of Arthur Andersen LLP.

23.2                    Consent of Deloitte & Touche LLP.

27                      Financial data schedule. Previously filed as Exhibit 27 to L-P's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1998 as filed on March 18, 1999.