Form 10-Q/A
period 1999-03-31
LOUISIANA PACIFIC CORP
filed 2000-02-15
CIK 60519

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

                               Amendment No. 1 to
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

      This amendment to Form 10-Q is filed in order to amend the following items: Item 2 of Part I-- Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 1 of Part II-- Legal Proceedings.

                         PART I -- FINANCIAL INFORMATION

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

SELECTED SEGMENT DATA

                                                                   INCREASE
                                        QUARTER ENDED MARCH 31,   (DECREASE)
                                        -----------------------   ----------
DOLLAR AMOUNTS IN MILLIONS                  1999         1998       99-98
                                         ----------    --------   --------
Sales:
         Structural products              $  345.0     $  281.5     +23%
         Exterior products                    37.8         28.1     +35
         Industrial panel products            53.8         43.2     +25
         Specialty and other products        141.6        174.6     -19
         Pulp                                 24.9         20.9     +19
                                            ------      -------

         Total sales                      $  603.1     $  548.3     +10
                                            ======      =======

Profit (loss):

         Structural products              $   73.7     $    5.0     +1,374%
         Exterior products                     7.7          4.9     +57
         Industrial panel products             1.1           .8     +38
         Specialty and other products         (7.6)        (6.7)    -13

         Pulp                                 (5.8)       (11.6)    +50
         General corporate and other
            expense, net                     (25.8)       (23.6)    -9
         Interest income (expense), net         .8         (7.6)    +111
                                            ------      -------

         Total profit (loss)              $   44.1     $  (38.8)    +214
                                            ======      =======


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

OSB SIDING LITIGATION UPDATE

      The following discussion updates, and should be read in conjunction with, the discussion of L-P's OSB siding litigation set forth in Item 7 of L-P's amended annual report on Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal Matters."

      Through the first three months of 1999, claimants have continued to file claims under the National Settlement at a steady pace while the rate of claims filed under the Florida Settlement has decreased. L-P is making a concerted effort to maximize the level of participation in the Second Fund, including participation by claimants who filed eligible claims during the first three months of 1999. However, L-P will not be able to assess the impact of the Second Fund on its total siding liability until several steps are completed after the December 31, 1999 deadline for the submission of claims eligible to participate in the Second Fund has passed, including the verification and calculation of individual claim amounts and the opportunity for each claimant to opt out of the Second Fund after they have been informed of their pro rata settlement amount. L-P's management does not expect to have all the information necessary to make its decision until some time in the second or third quarter of 2000.

      As of March 31, 1999, approximately 231,000 requests had been received for claim forms for the National Settlement and the Florida Settlement compared to 215,000 at December 31, 1998. Approximately 146,000 completed claim forms have been received compared to 138,000 at December 31, 1998. The average payment amount for settled claims as of March 31, 1999 and December 31, 1998 is approximately $5,100. The total number of completed claim forms pending (not settled) as of March 31, 1999 was approximately 52,000 (approximately 56,000 at December 31, 1998) with approximately 71,000 claims settled (approximately 61,000 at December 31, 1998) and approximately 23,000 claims dismissed (approximately 21,000 at December 31, 1998). Dismissal of claims is typically the result of claims for product not produced by L-P or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. The average payment amount for claims settled after March 31, 1999 may be significantly impacted by the Second Fund.

      The accruals for OSB siding claims relating to both the National Settlement and the Florida Settlement, including related legal costs, settlement administration costs, claims of persons who opted-out of the settlements and residual warranty claims, have been analyzed and accounted for collectively. The activity in the combined accruals for the first three months of 1999 is as follows (does not include accruals for ABT hardboard siding matters):

                                                                         IN MILLIONS

         Balance at December 31, 1998                                    $   323.9
         Accruals made during the period                                        --
         Payments                                                            (66.0)
         Insurance recoveries                                                   --
                                                                         ---------
         Balance at March 31, 1999                                       $   257.9
                                                                         =========


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

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                          SUMMARY OF PRODUCTION VOLUMES

                                                QUARTER ENDED MARCH 31,
                                                -----------------------
                                                  1999           1998
                                                  ----           ----

Oriented strand board
       panels and siding,
         million square feet 3/8" basis           1,152          1,015

Softwood plywood,
         Million square feet 3/8" basis             223            231

Lumber, million board feet                          260            286

Industrial panel products*
         (particleboard, medium density
          fiberboard and hardboard),
          million square feet 3/4" basis            142            144

Engineered I-Joists,
         Million lineal feet                         24             22

Laminated Veneer Lumber (LVL),
         Thousand cubic feet                      1,749          1,631

Pulp, thousand short tons                            95             50



--------

   *  Excludes ABT products.


                                                  INDUSTRY PRODUCT PRICE TRENDS

                                         OSB            PLYWOOD               LUMBER                  PARTICLEBOARD
                          ------------------   ----------------   ------------------    ---------------------------
                                  N. CENTRAL           SOUTHERN
                                 7/16" BASIS          PINE 1/2"              FRAMING
                                       24/16              BASIS               LUMBER                         INLAND
                                        SPAN                CDX            COMPOSITE                     INDUSTRIAL
                                      RATING              3 PLY               PRICES                     3/4" BASIS
                          ------------------   ----------------   ------------------    ---------------------------

Annual Average

1993                                $   236             $   282             $   394                       $  258
1994                                    265                 302                 405                          295
1995                                    245                 303                 337                          290
1996                                    184                 258                 398                          276
1997                                    142                 265                 417                          262
1998                                    205                 284                 349                          259

1998 First Quarter                      158                 266                 368                          253
Average

1998 Fourth Quarter                     176                 301                 340                          255
Average

1998 First Quarter                      259                 329                 394                          254
Average


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

                                       LOUISIANA-PACIFIC CORPORATION

Date:  February 15, 2000               By          /s/ Gary C. Wilkerson
                                           -------------------------------------
                                                    Gary C. Wilkerson
                                           Vice President and General Counsel

Date:  February 15, 2000               By          /s/ Curtis M. Stevens
                                           -------------------------------------
                                                        Curtis M. Stevens
                                                 Vice President, Chief Financial
                                                      Officer and Treasurer
                                                  (Principal Financial Officer)