Form 10-Q/A
period 1999-06-30
LOUISIANA PACIFIC CORP
filed 2000-02-15
CIK 60519

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

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

                  This amendment to Form 10-Q is filed in order to amend the following items: Item 2 of Part I -- Management's Discussion and Analysis of Financial condition and Results of Operations; and Item 1 of Part II -- Legal Proceedings.

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

SELECTED SEGMENT DATA


                                                    QUARTER ENDED                        SIX MONTHS ENDED
                                                  JUNE 30,                            JUNE 30,
                                            1999          1998       % CHG       1999          1998         % CHG
                                       ------------- ------------- -------- ------------- --------------    -----
Sales:
    Structural products..............      $   430.1     $   357.9     +20%     $   775.1     $   639.4        +21%
    Exterior products................           79.1          23.6    +235%         116.9          51.7       +126%
    Industrial panel products........           73.1          45.3     +61%         126.9          88.5        +43%
    Specialty and other products.....          158.3         175.6     -10%         299.9         350.2        -14%
    Pulp.............................           27.9          20.8     +34%          49.8          41.7        +19%
                                           ---------     ---------              ---------     ---------

    Total sales......................      $   768.5     $   623.2     +23%     $ 1,368.6     $ 1,171.5        +17%
                                           =========     =========              =========     =========


Profit (loss):
    Structural products..............      $   148.6     $    43.1    +245%     $   222.3     $    48.1       +362%
    Exterior products................           16.3           4.7    +247%          24.0           9.6       +150%
    Industrial panel products........            4.7           1.9    +147%           5.8           2.7       +115%
    Specialty and other products.....           (2.1)         (3.7)    +43%          (9.7)        (10.4)        +7%



    Pulp.............................           (4.9)         (3.9)    -26%         (10.7)        (15.5)       +31%
    Unusual credits and charges, net.            5.2         328.3     -98%           5.2         328.3        -98%
    General corporate and other
    expense, net.....................          (25.4)        (20.1)    -26%         (51.2)        (43.7)       -17%
    Interest income (expense), net...           (1.7)         (8.6)    +80%           (.9)        (16.2)       +94%
                                           ---------     ---------              ---------     ---------

    Income before taxes and minority
    interest.........................      $   140.7     $   341.7     -59%     $   184.8     $   302.9        -39%
                                           =========     =========              =========     =========


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

UNUSUAL CREDITS AND CHARGES NET


                                                              QUARTER ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           1999            1998           1999           1998
                                                     --------------- -------------- --------------- -----------

Gain on sale of assets.............................      $     5.2       $   359.1      $     5.2     $   359.1
Adjustment for litigation reserves and other.......             --           (30.8)            --         (30.8)
                                                         ---------       ---------      ---------     ---------
                                                         $     5.2       $   328.3      $     5.2     $   328.3
                                                         =========       =========      =========     =========


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

         Through the first six months of 1999, claimants have continued to file claims under the National Settlement at a steady pace while the rate of claims filed under the Florida Settlement has decreased. L-P is making a concerted effort to maximize the level of participation in the Second Fund, including participation by claimants who filed eligible claims during the first six months of 1999. However, L-P will not be able to assess the impact of the Second Fund on its total siding liability until several steps are completed after the December 31, 1999 deadline for the submission of claims eligible to participate in the Second Fund has passed, including the verification and calculation of individual claim amounts and the opportunity for each claimant to opt out of the Second Fund after they have been informed of their pro rata settlement amount. L-P's management does not expect to have all the information necessary to make its decision until some time in the second or third quarter of 2000.

         As of June 30, 1999, approximately 251,000 requests had been received for claim forms for the National Settlement and the Florida Settlement compared to 215,000 at December 31, 1998. Approximately 155,000 completed claim forms have been received compared to 138,000 at December 31, 1998. The average payment amount for settled claims as of June 30, 1999 and December 31, 1998 is approximately $5,100. The total number of completed claim forms pending (not settled) as of June 30, 1999 was approximately 57,000 (approximately 56,000 at December 31, 1998) with approximately 74,000 claims settled (approximately 61,000 at December 31, 1998) and approximately 24,000 claims dismissed (approximately 21,000 at December 31, 1998). Dismissal of claims is typically the result of claims for product not produced by L-P or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. The average payment amount for claims settled after June 30, 1999 may be significantly impacted by the Second Fund.

         The accruals for OSB siding claims relating to both the National Settlement and the Florida Settlement, including related legal costs, settlement administration costs, claims of persons who opted-out of the settlements and residual warranty claims, have been analyzed and accounted for collectively. The activity in the combined accruals for the first six months of 1999 is as follows (does not include accruals for ABT hardboard siding matters):

                                                           In Millions
                                                           -----------
         Balance at December 31, 1998                       $   323.9
         Accruals made during the period                           --
         Payments                                               (78.3)
         Insurance recoveries                                      --
                                                            ---------
         Balance at June 30, 1999                           $   245.6
                                                            ---------
                                                            ---------


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

         INFORMATION SYSTEMS. L-P's information systems include such common business applications as payroll, human resources, sales order entry, inventory management, finance and accounting. L-P's Year 2000 project phases for information systems include: inventorying and prioritizing all information systems; assessing the Year 2000 readiness of such systems; remediating such systems (through conversion, upgrades, replacement or risk-managed acceptance of non-compliant items); testing; and developing and implementing contingency plans, to the extent determined to be appropriate, for each system. The inventory and assessment phases for L-P's information systems have been completed. L-P has replaced its basic payroll, human resources and most accounting applications with off-the-shelf packages, and has completed the remediation of a number of other information systems. As of July 31, 1999, approximately 11% of L-P's other information systems required further remediation through system upgrades and/or replacements. The remediation of these systems is scheduled for completion by September 30, 1999.

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

                          LOUISIANA-PACIFIC CORPORATION
                          SUMMARY OF PRODUCTION VOLUMES


                                                             QUARTER ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                     ------------------------------ ------------------------------
                                                            1999            1998           1999            1998
                                                     --------------- -------------- --------------- --------------

Oriented strand board panels, million square               1,068             986          2,122           1,906
    ft 3/8" basis..................................
Softwood plywood million square ft 3/8" basis......          211             270            447             501
Lumber, million board feet.........................          269             288            529             574
Oriented strand board siding and specialty products           94             100            192             195
    million square ft 3/8" basis...................
Hardboard siding surface measure million square               85             ---            114             ---
    ft basis.......................................
Engineered I-Joists, million lineal feet...........           21              24             45              46
Laminated Veneer Lumber, thousand cubic ft.........        1,800           2,000          3,500           3,600
Industrial panel products (particle board, medium            175             148            335             293
    density fiberboard and hardboard), million
    square ft 3/4" basis...........................
Pulp, thousand short tons..........................           90              91            185             141


                          INDUSTRY PRODUCT PRICE TRENDS

                                        OSB              PLYWOOD           LUMBER           PARTICLEBOARD
                                        -----------      -----------       ----------       --------------
                                        N. CENTRAL
                                        7/16" BASIS      SOUTHERN          FRAMING
                                        24/16            PINE 1/2"         LUMBER           INLAND
                                        SPAN             BASIS             COMPOSITE        INDUSTRIAL
                                        RATING           CDX 3 PLY         PRICES           3/4" BASIS
                                        -----------      -----------       ----------       --------------
Annual Average
1993..............................      $        236     $        282      $        394     $        258
1994..............................               265              302               405              295
1995..............................               245              303               337              290
1996..............................               184              258               398              276
1997..............................               142              265               417              262
1998..............................               205              284               349              259
1998 Second Quarter Average.......               195              262               346              262
1999 First Quarter Average........               218              318               384              247
1999 Second Quarter Average.......               289              343               423              270


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

                                         LOUISIANA-PACIFIC CORPORATION

Date:  February 15, 2000                 By:      /s/ Gary C. Wilkerson
                                            ------------------------------------
                                                      Gary C. Wilkerson
                                              Vice President and General Counsel

Date:  February 15, 2000                 By:      /s/ Curtis M. Stevens
                                            ------------------------------------
                                                      Curtis M. Stevens
                                                 Vice President, Chief Financial
                                                       Officer and Treasurer
                                                   (Principal Financial Officer)