Form 10-Q/A
period 1999-09-30
LOUISIANA PACIFIC CORP
filed 2000-02-15
CIK 60519

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

         This amendment to Form 10-Q is filed in order to amend the following items: Item 2 of Part I -- Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 1 of Part II -- Legal Proceedings; and
Item 6 of Part II -- Exhibits and Reports on Form 8-K.

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

SELECTED SEGMENT DATA

STRUCTURAL PRODUCTS


                                                  QUARTER ENDED                        NINE MONTHS ENDED
                                                      SEPT. 30,                            SEPT. 30,
                                           --------------------------------     ----------------------------------
                                              1999          1998    % CHG          1999          1998        % CHG
                                           ---------     ---------  -------     ---------     ---------     ------
Sales:
    Structural products..............      $   449.1     $   399.6     +12%     $ 1,224.2     $ 1,039.0        +18%
    Exterior products................           78.6          31.1    +153%         195.5          82.8       +136%
    Industrial panel products........           70.2          43.9     +60%         197.1         132.4        +49%
    Other products...................          168.8         114.6     +47%         468.7         464.8         +1%
    Pulp.............................           30.7          17.1     +80%          80.5          58.8        +37%
                                           ---------     ---------              ---------     ---------

    Total sales......................      $   797.4     $   606.3     +32%     $ 2,166.0      $1,777.8         +22%
                                           =========     =========              =========      ========


Profit (loss):
    Structural products..............      $   149.9     $   107.8     +39%     $   372.2     $   155.9       +139%
    Exterior products................           17.4           7.9    +120%          41.4          17.5       +137%
    Industrial panel products........            2.5           1.2    +108%           8.3           3.9       +113%
    Other products...................           (3.9)           .6    -750%         (13.6)         (9.8)       -39%
    Pulp.............................           (3.8)        (10.8)    +65%         (14.5)        (26.3)       +45%
    Unusual credits and charges, net.          (18.7)       (392.0)    +95%         (13.5)        (63.7)       +79%
    General corporate and other
    expense, net.....................          (25.2)        (26.1)     +3%         (76.4)        (69.8)        -9%
    Interest income (expense), net...           (2.7)           .9    -400%          (3.6)        (15.3)       +76%
                                           ---------     ---------              ---------     ---------

    Income (loss) before taxes and
    minority interest................      $   115.5     $  (310.5)   +137%     $   300.3     $    (7.6)   +4,051%
                                           =========     =========              =========      ========


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

UNUSUAL CREDITS AND CHARGES, NET


                                                         QUARTER ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -------------     -----------------------------------------
                                                             1999             1998           1999             1998
                                                          ----------       ----------       --------        --------
Gain on sale of assets..............................      $    ---         $     22.2       $    5.2        $  381.3
Impairment charges..................................            (7.6)          (162.5)          (7.6)         (182.2)
Adjustment for litigation reserves and other........           (11.1)          (251.7)         (11.1)         (262.8)
                                                          ----------       ----------       --------        --------
                                                          $    (18.7)      $   (392.0)      $  (13.5)       $  (63.7)
                                                          ==========       ==========       ========        ========


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

         Through the first nine months of 1999, claimants have continued to file claims under the National Settlement at a steady pace while the rate of claims filed under the Florida Settlement has decreased. L-P is making a concerted effort to maximize the level of participation in the Second Fund, including participation by claimants who filed eligible claims during the first nine months of 1999. However, L-P will not be able to assess the impact of the Second Fund on its total siding liability until several steps are completed after the December 31, 1999 deadline for the submission of claims eligible to participate in the Second Fund has passed, including the verification and calculation of individual claim amounts and the opportunity for each claimant to opt out of the Second Fund after they have been informed of their pro rata settlement amount. L-P's management does not expect to have all the information necessary to make its decision until some time in the second or third quarter of 2000.

         As of September 30, 1999, approximately 264,000 requests had been received for claim forms for the National Settlement and the Florida Settlement compared to 215,000 at December 31, 1998. Approximately 164,000 completed claim forms have been received compared to 138,000 at December 31, 1998. The average payment amount for settled claims as of September 30, 1999 and December 31, 1998 is approximately $5,100. The total number of completed claim forms pending (not settled) as of September 30, 1999 was approximately 63,000 (approximately 56,000 at December 31, 1998) with approximately 75,000 claims settled (approximately 61,000 at December 31, 1998) and approximately 27,000 claims dismissed (approximately 21,000 at December 31, 1998). Dismissal of claims is typically the result of claims for product not produced by L-P or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. The average payment amount for claims settled after September 30, 1999 may be significantly impacted by the Second Fund.

         The accruals for OSB siding claims relating to both the National Settlement and the Florida Settlement, including related legal costs, settlement administration costs, claims of persons who opted-out of the settlements and residual warranty claims, have been analyzed and accounted for collectively. The activity in the combined accruals for the first nine months of 1999 is as follows (does not include accruals for ABT hardboard siding matters):


                                                  In Millions
                                                  -----------

         Balance at December 31, 1998                $323.9
         Accruals made during the period                 --
         Payments                                     (87.9)
         Insurance recoveries                           --
                                                      -----
         Balance at September 30, 1999               $236.0
                                                      =====


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

                          LOUISIANA-PACIFIC CORPORATION
                          SUMMARY OF PRODUCTION VOLUMES


                                                             QUARTER ENDED                 NINE MONTHS ENDED
                                                               SEPT. 30,                       SEPT. 30,
                                                     ------------------------------ ----------------------------
                                                           1999            1998           1999          1998
                                                     --------------- -------------- --------------- ------------
Oriented strand board panels, million square
   ft 3/8" basis...................................        1,069           1,006          3,164           2,913
Softwood plywood million square ft 3/8" basis......          255             255            702             756
   Lumber, million board feet......................          264             278            793             851
Oriented strand board siding and specialty products
   million square ft 3/8" basis....................           99             107            291             301
Hardboard siding surface measure million square
   ft basis........................................           69             ---            167             ---
Engineered I-Joists, million lineal feet...........           19              23             64              69
Laminated Veneer Lumber, thousand cubic ft.........        1,500           1,900          5,000           5,600
Industrial panel products (particle board, medium
   density fiberboard and hardboard), million
   square ft 3/4" basis............................          157             142            482             436
Pulp, thousand short tons..........................           94              69            279             210


                          INDUSTRY PRODUCT PRICE TRENDS


                                              OSB            PLYWOOD          LUMBER             PARTICLEBOARD
                                          -----------       ----------------------------    ----------------------
                                          N. CENTRAL         SOUTHERN          FRAMING
                                          7/16" BASIS       PINE 1/2"          LUMBER               INLAND
                                             24/16            BASIS           COMPOSITE           INDUSTRIAL
                                          SPAN RATING       CDX 3 PLY          PRICES             3/4" BASIS
                                          -----------       ---------          ------             ----------
Annual Average

1993                                         $  236           $  282          $   394              $  258

1994                                            265              302              405                 295

1995                                            245              303              337                 290

1996                                            184              258              398                 276

1997                                            142              265              417                 262

1998                                            205              284              349                 259

1998 Third Quarter Average                      289              308              343                 265

1999 Second Quarter Average                     289              343              423                 270

1999 Third Quarter Average                      301              362              421                 288



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

         KPC has announced that is will close its Annette sawmill. L-P's preliminary estimate of the cost of the environmental investigation and any remediation of the mill site, together with the closure of an offsite wood waste disposal area, is $2.6 million.

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

         On October 26, 1998, L-P announced an agreement to offer early payments to eligible claimants who submitted valid and approved claims under the original settlement agreement (the "Early Payment Program") and to establish an additional $125 million fund to pay all other approved and unpaid claims that are filed before December 31, 1999 (the "Second Fund").

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  2.1 Amended and Restated Support Agreement, dated August 12, 1999, between L-P and Le Groupe Forex Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by L-P on August 18, 1999).

                  2.2 Asset Purchase Agreement, dated August 23, 1999, among Evans Forest Products, Limited,
                           Louisiana-Pacific Canada Engineered Wood Products Ltd. and Louisiana-Pacific Canada Ltd.

                  2.3 First Amendment to Asset Purchase Agreement, dated November 30, 1999, among Evans Forest Products Limited, Louisiana-Pacific Engineered Wood Products Ltd., Louisiana-Pacific Canada Dawson Creek Ltd. and Louisiana-Pacific Canada Ltd.

                  10.1 Amended and Restated Lock-Up Agreement, dated August 12, 1999, among L-P and each of the parties identified in Schedule B thereof (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by L-P on August 18, 1999).

                  10.2 Letter Agreement, dated September 8, 1999, between Louisiana-Pacific Acquisition Inc. and Bank of America, N.A., together with related Guaranty Agreement by L-P in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by L-P on September 29, 1999).

                  10.3 Loan Agreement, dated September 10, 1999, between Louisiana-Pacific Acquisition Inc. and Centric Capital Corporation, together with related Guaranty of L-P in favor of Centric Capital Corporation (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by L-P on September 29, 1999).

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