Form 10-K
period 1999-12-31
LOUISIANA PACIFIC CORP
filed 2000-03-15
CIK 60519

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                         Commission File Number
          December 31, 1999                                     1-7107

                          LOUISIANA-PACIFIC CORPORATION

             (Exact name of registrant as specified in its charter)

            DELAWARE                                       93-0609074
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $1,143,540,818 as of March 8, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 104,118,409 of Common Stock, $1 par value, outstanding as of March 3, 2000.

Documents Incorporated by Reference

Definitive Proxy Statement for 2000 Annual Meeting:  Part III

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

         The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "potential," "continue" or "future" or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings and the adequacy of reserves for loss contingencies. These forward-looking statements are subject to various risks and uncertainties, including the following:

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

PART I

ITEM 1. Business

GENERAL

         L-P is a major building products firm, operating approximately 80 facilities in the United States, Canada and Ireland. For financial reporting purposes, L-P divides its businesses into the following business segments: (1) Structural Products, which includes structural panel products (oriented strand board ("OSB") and plywood), lumber, engineered wood products ("EWP") and wood fiber resources; (2) Exterior Products, which includes wood and vinyl siding and accessories; (3) Industrial Panel Products, which includes particleboard, medium density fiberboard ("MDF"), hardboard and decorative panels; (4) Other Products; and (5) Pulp. With the exception of pulp, L-P's products are used primarily in new home construction, repair, remodeling and manufactured housing. L-P distributes its building products primarily through third-party distributors and home centers.

         L-P was organized as a Delaware corporation in 1972. L-P's executive offices are located at 111 S.W. Fifth Avenue, Portland, Oregon 97204.

         The following description of L-P's business reflects the acquisition by L-P of: (i) ABT Building Products Corporation ("ABT"), which was acquired on February 25, 1999; (ii) Le Groupe Forex Inc. ("Forex"), which was acquired on September 14, 1999; and (iii) certain assets of Evans Forest Products Ltd. ("Evans"), which were acquired on November 30, 1999. See "Recent Acquisitions and Dispositions" below.

STRUCTURAL PRODUCTS

         STRUCTURAL PANEL PRODUCTS. L-P is one of the largest North American producers of OSB and is a major manufacturer of plywood. OSB is a manufactured composite wood product that is generally used as a lower cost substitute for plywood. These structural panel products are primarily used in new residential construction and remodeling applications such as subfloors, walls and roofs. According to the APA - The Engineered Wood Association, the total North American market for structural panel products (OSB and plywood) is approximately 37 billion square feet annually. The OSB share of these products is approximately 50%, up from approximately 25% in 1990. In the past decade, land use regulations and endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close permanently. The volume lost from those closed mills has been replaced primarily by OSB.

         L-P has 14 OSB mills in North America with a combined annual production capacity of approximately 5.8 billion square feet (three of which, having a combined annual production capacity of approximately 1,640 square feet, were added through the acquisition of Forex). L-P also owns 65% of a joint venture in Ireland which has an OSB mill with an annual production capacity of approximately 450 million square feet, the output of which is primarily distributed in Ireland, the United Kingdom and Western Europe (this mill is considered part of L-P's Other Products segment because it does not primarily sell to North American customers).

         L-P has five plywood mills in the southern United States with a combined annual production capacity of approximately 1.2 billion square feet and one plywood mill in the Province of British Columbia (acquired from Evans) with an annual production capacity of approximately 150 million square feet. Certain of these mills also produce veneers used in the manufacture of laminated veneer lumber. See Engineered Wood Products below.

         LUMBER. L-P produces lumber in a variety of standard and specialty grades and sizes, and believes it is the largest North American producer of stud lumber.

         L-P has eight sawmills in the western United States with a combined annual production capacity of approximately 735 million board feet, nine sawmills in the southern United States with a combined annual production capacity of approximately 285 million board feet, two sawmills in the Province of Quebec (added through the acquisition of Forex) with a combined annual production capacity of approximately 120 million board feet, and one sawmill in the Province of British Columbia (acquired from Evans) with an annual production capacity of approximately 50 million board feet.

         ENGINEERED WOOD PRODUCTS. L-P is one of the largest North American manufacturers of EWP, including I-joists and laminated veneer lumber ("LVL"). L-P believes that its engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter and straighter than conventional lumber joists. L-P's LVL is a high-grade, value-added structural product used in applications where extra strength is required, such as headers and beams. It is also used, together with OSB and lumber, in the manufacture of engineered I-joists.

         WOOD FIBER RESOURCES. L-P obtains wood fiber for its mills from several sources: fee-owned timberland, timber deeds, cutting contracts from other private and public landowners in the United States, Canada and Ireland and purchases from third parties. L-P owns approximately one million acres of timberland primarily in the southern and southeastern United States, which supplied approximately 11% of its overall timber needs in 1999. See Item 2 "Properties" for additional discussion of L-P's timber resources.

         L-P's mills are generally located in areas that are in close proximity to large and diverse supplies of wood fiber. In areas where L-P does not own a significant amount of timberlands, its mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

EXTERIOR PRODUCTS

         L-P manufactures exterior siding and other cladding products for the residential and commercial building markets. The acquisition of ABT substantially enhanced L-P's position in siding products and expanded its range of siding product offerings. The acquisition also added other complementary product lines, such as trim and accessory products.

         L-P 's siding product offerings fall into three categories: (1) SmartSystem(R) products, (2) hardboard siding products, and (3) vinyl siding products. These products are distributed through retail outlets and to builders and siding contractors. L-P 's portfolio of products offers customers a variety of siding choices at various performance levels and prices.

         THE SMARTSYSTEM(R) PRODUCTs. L-P's SmartSystem(R) products consist of a full line of OSB-based sidings, trim, soffit and facia. These products have quality and performance characteristics similar to solid wood at relatively more attractive prices due to lower raw material and production costs. L-P manufactures its SmartSystem(R) products at three facilities which have a combined annual production capacity of approximately 400 million square feet. Beginning in 2000, a fourth facility will begin manufacturing these products.

         HARDBOARD SIDING. L-P believes it is the largest producer of hardboard siding products in North America. L-P's product offerings include a number of lap and panel siding products in a variety of patterns and textures, as well as trim products. L-P operates two hardboard siding products facilities, one in the southern United States and one in Canada, with a combined annual production capacity of over 500 million square feet.

         VINYL SIDING. L-P also manufactures vinyl siding products and accessories, which it markets under the brand names, among others, Fieldbrook, Harbor Ridge and Waterford. These products are available in various styles and colors. L-P manufactures these products at two facilities, one in the southern United States and one in Canada, with a combined annual production capacity of three million squares (i.e., units consisting of 100 square feet of material with an average weight of 32 pounds).

         Additionally, the Exterior Products segment includes certain products that are in the developmental stage, such as OSB concrete form (panels used in the process of forming concrete structures), treated OSB and composite decking. Following satisfactory development, L-P intends to invest in appropriate technological and sales and marketing support to commercialize these products.

INDUSTRIAL PANEL PRODUCTS

         L-P manufactures industrial panel products--particleboard, medium density fiberboard ("MDF") and hardboard -- at ten plants (three of which were added through the acquisition of ABT). The combined annual production capacity of these plants is approximately 360 million square feet of particleboard, 230 million square feet of MDF and 800 million square feet of hardboard and decorative panels.

         Part of L-P's strategy in its Industrial Panel Products segment is to focus on L-P's value-added specialty products that are complementary to its other product offerings. These value-added specialty product lines include flooring, shelving, door skins, door parts, decorative panels, paneling and other specialty applications.

OTHER PRODUCTS

         The Other Products segment includes value-added products such as Cocoon(TM) cellulose insulation, which is produced from recycled newspaper and has higher insulation efficiency performance levels and superior sound-deadening qualities compared to conventional fiberglass insulation of comparable thickness. This segment also includes the molding products of ABT, as well as L-P's distribution and wholesale business, wood chips and Ireland operations. Historically, the segment included coatings and specialty chemicals (sold in December 1999) and Alaska lumber and logging operations (sold in November 1999).

PULP

         L-P has two pulp mills located in Samoa, California, and Chetwynd, British Columbia, Canada. L-P is seeking to sell the Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement having a term of 24 months that expires in April 2001. In addition, L-P is exploring the possible sale of the Samoa, California pulp mill. Pulp accounted for approximately 4% of L-P's net sales in 1999.

EMPLOYEES

         L-P had approximately 13,000 employees at December 31, 1999. L-P believes that its relations with its employees are good.

RAW MATERIALS

         The principal raw materials used in L-P's business are logs, which are generally available from numerous sources. See Item 2, Properties, for information regarding L-P's sources of logs. Because various factors, including land use regulations and environmental and endangered species concerns, have limited the amount of timber offered for sale by certain United States government agencies, L-P must rely more heavily on the acquisition of timber from other sources (including domestic private timber owners) to supply its manufacturing facilities. The reduction in domestic timber supplies has resulted in upward pressure on the prices that L-P must pay for timber. In addition, logs are subject to commodity pricing which fluctuates on the basis of market factors over which L-P has no control.

         The Company also uses various resins in the manufacturing processes of its structural and industrial panel products as well as certain of its vinyl products. Resin product prices are influenced by changes in the raw materials used to produce resin, primarily petroleum products, and other competitive pressures.

COMPETITION

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

         Many of L-P's products, including structural panels and lumber, are commodity products sold primarily on the basis of price, availability and delivery in competition with numerous other forest and building products companies. Consequently, the prices that L-P can obtain for its commodity products may fluctuate unpredictably, which may have a material effect on L-P's operating results.

ENVIRONMENTAL COMPLIANCE

         L-P's operations are subject to a variety of environmental laws and regulations governing, among other things, the restoration and reforestation of timber lands, discharges of pollutants and other emissions on or into land, water and air, the disposal of hazardous substances or other contaminants and the remediation of contamination. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of L-P's operations and otherwise result in significant costs and expenses. Violations of environmental laws and regulations can subject L-P to additional significant costs and expenses, including defense costs and expenses and civil and criminal penalties. There can be no assurance that the environmental laws and regulations to which L-P is subject will not become more stringent, or be more stringently implemented or enforced, in the future.

         L-P's policy is to comply fully with all applicable environmental laws and regulations. In recent years, L-P has devoted increasing financial and management resources to achieving this goal. In addition, from time to time, L-P undertakes construction projects for environmental control facilities or incurs other environmental costs that extend an asset's useful life, improve efficiency, or improve the marketability of certain properties. L-P believes that its estimated capital expenditures for environmental control facilities in 2000 and 2001 are not material.

         Additional information concerning environmental matters is set forth under Item 3, Legal Proceedings, and in Note 8 of the Notes to financial statements in Item 8.

EXECUTIVE OFFICERS OF LOUISIANA-PACIFIC CORPORATION

         Information regarding each executive officer of L-P as of March 8, 2000 (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), including employment history for the past five years, is set forth below.

         MARK A. SUWYN, age 57, has been Chairman and Chief Executive Officer since January 1996. Before joining L-P, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Mr. Suwyn is also a director of L-P.

         J. RAY BARBEE, age 52, has been Vice President, Sales and Marketing, since June 1998. Prior to joining L-P as Director of Pulp in 1997, Mr. Barbee was Vice President and General Sales Manager of Boise Cascade Corporation from 1989 to 1997.

         F. JEFF DUNCAN, JR., age 45, has been Chief Information Officer of L-P since October 1998. Mr. Duncan had been Director of Information Technology of L-P since September 1996. He was previously employed by E.I. du Pont de Nemours & Co. for 19 years in a variety of positions, most recently as Systems Manager-New Business Development.

         WARREN C. EASLEY, age 58, has been Vice President, Technology and Quality since May 1996. He was Technical Manager--Nylon Division, North America for E.I. du Pont de Nemours & Co. from 1969 to 1996.

         RICHARD W. FROST, age 48, joined L-P in May 1996 as Vice President, Timberlands and Fiber Procurement. Mr. Frost was Vice President and Operational Manager for S.D. Warren Company from 1992 to 1996.

         M. WARD HUBBELL, age 39, has been Director, Corporate Affairs since September 1997. Before joining L-P, Mr. Hubbell was employed by International Paper Company beginning in October 1992, first as Communications Director and then as Federal Affairs Manager.

         J. KEITH MATHENEY, age 51, has been Vice President, Core Businesses since June 1998. He previously was Vice President, Sales and Marketing from January 1997 to June 1998, General Manager-Western Division from February 1996 to January 1997, General Manager-Weather-Seal Division from May 1994 to February 1996, and Director of Sales and Marketing prior to May 1994.

         ELIZABETH T. SMITH, age 54, has been Director, Environmental Affairs since 1993.

         CURTIS M. STEVENS, age 47, has been Vice President, Treasurer and Chief Financial Officer since September 1997. Before joining L-P, Mr. Stevens spent 13 years as the senior financial executive of Planar Systems, Inc., a leading manufacturer and supplier of electroluminescent flat panel displays, where he was named Executive Vice President and General Manager in 1996.

         MICHAEL J. TULL, age 54, has been Vice President, Human Resources since May 1996. Before joining L-P, Mr. Tull was employed by Sharp HealthCare, a regional system of hospitals and related facilities in San Diego, California, for more than 10 years, most recently as Corporate Vice President of Employee Quality and Development beginning in 1991.

         GARY C. WILKERSON, age 53, has been Vice President and General Counsel since September 1997. Before joining L-P, Mr. Wilkerson served as (acting) Senior Vice President, General Counsel and Secretary for the consumer products division of IVAX Pharmaceuticals beginning in early 1997. For the previous seven years, he was Senior Vice President, General Counsel and Secretary of Maybelline Co., a cosmetics manufacturer.

         WALTER M. WIRFS, age 52, has been Vice President, Manufacturing since March 1999. Mr. Wirfs was employed by Willamette Industries, Inc., a forest products company headquartered in Portland, Oregon, for 23 years until December 1997, most recently as Vice President of its Southern and Atlantic Regions. For the past year, he had served as President of the Western Wood Products Association in Portland, Oregon.

         Executive officers are elected from time to time by the Board of Directors. Each officer's term of office runs until the meeting of the Board of Directors following the next annual meeting of the stockholders and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

RECENT ACQUISITIONS AND DISPOSITIONS

         In November 1999, L-P acquired certain assets of Evans for approximately $98 million and the assumption of certain liabilities of Evans. The acquired assets constitute substantially all of the assets formerly used by Evans in manufacturing plywood, veneer, LVL and cedar lumber decking.

         In September 1999, L-P acquired the outstanding shares of Forex pursuant to a tender offer. The aggregate purchase price for all outstanding Forex shares was approximately $516 million, based on the exchange rate in effect on the date of completion of the tender offer. L-P also assumed certain liabilities of Forex. Forex was one of the largest North American producers of OSB.

         In February 1999, L-P acquired all of the outstanding shares of ABT for approximately $164 million and assumed certain liabilities of ABT. ABT is one of the largest manufacturers of exterior hardboard siding in the United States and is a leading manufacturer of plastic resin specialty building products. ABT's other products include exterior vinyl siding and trim, interior hardboard items such as paneling and tileboard and decorative prefinished moldings.

         In the fourth quarter of 1999, L-P sold most of the assets of its Ketchikan Pulp Company ("KPC") operations in Alaska and sold its Associated Chemists, Inc. subsidiary, which manufactured coatings and specialty chemicals.

SEGMENT AND PRICE TREND DATA

         The following table sets forth, for each of the last five years, (1) L-P's consolidated net sales by business segment, (2) L-P's consolidated profit
(loss) by business segment, (3) production volumes, (4) the average wholesale price of selected building products in the United States, and (5) logs used in production by source. This information should be read in conjunction with the consolidated financial statements (including the notes thereto) and the other information contained in this report.


                                                  PRODUCT INFORMATION SUMMARY
                                    FOR YEARS ENDED DECEMBER 31 (DOLLAR AMOUNTS IN MILLIONS)

                                    1999                    1998                1997                 1996          1995
                            -------------------    -------------------- -------------------- ------------------ -----------
SALES BY BUSINESS
         SEGMENT(1)
------------------------
Structural products         $   1,621        56%   $  1,228       54%    $ 1,149       48%    $ 1,314     53%
Exterior products                 254         9         107        5         103        4          99      4
Industrial panel products         268         9         171        7         178        8         194      8
Other products                    619        22         716       31         843       35         702     28
                             --------   -------     -------      ---     -------      ---     -------    ---     -------
Building products               2,762        96       2,222       97       2,273       95       2,309     93    $  2,509      88%
  Pulp                            117         4          75        3         130        5         177      7         334      12
                             --------   -------     -------      ---     -------      ---     -------    ---     -------     ---
   Total sales              $   2,879       100%    $ 2,297      100%    $ 2,403      100%    $ 2,486    100%   $  2,843     100%
                            =========   =======     =======      ===     =======      ===     =======    ===     =======     ===

PROFIT (LOSS) BY BUSINESS
         SEGMENT(1)
------------------------
Structural products          $   440                $   198              $    21              $   135
Exterior products                 53                     22                    9                   17
Industrial panel products         13                      6                   13                   31
Other products                   (11)                   (20)                 (24)                  (9)
                            ---------               --------             --------             --------           -------
Building products                495                    206                   19                  174           $    345
Pulp                             (15)                   (38)                 (29)                 (91)                44
Unusual credits and
   charges, net                   (8)                   (48)                 (32)                (350)              (367)
General corporate and
   other expense, net           (103)                   (94)                 (80)                 (52)              (121)
Interest, net                    (12)                   (13)                 (29)                   8                  3
                             --------               --------             --------             -------            -------
Income (loss) before
   taxes, minority
   interest and accounting
   changes                  $    357                $    13              $  (151)             $  (327)           $   (96)
                            ========                =======              ========            ========           ========

       PRODUCTION
          VOLUMES
     -----------------
OSB, 3/8" basis, million
   square feet(1)              4,406                  3,934                3,762                3,621              3,445
Softwood plywood, 3/8"
   basis, million square
   feet                          943                    983                1,221                1,613              1,466
Lumber, million board feet     1,029                  1,110                1,240                1,201              1,359
Wood-based siding, 3/8"
   basis, million square
   feet(1)                       678                    383                  238                  387
Industrial panel products
   (particleboard, medium
   density fiberboard and
   hardboard), 3/4" basis,
   million square feet           621                    575                  589                  580                582
Engineered I-Joists,
   million lineal feet            87                     86                   73                   55                 44
Laminated veneer lumber,
   thousand cubic feet         6,300                  7,100                5,800                3,900              3,200
Pulp, thousand short tons        374                    286                  377                  439                486


                                  1999                    1998                1997                 1996          1995
                            -------------------    -------------------- -------------------- ------------------ -----------
INDUSTRY PRODUCT
   PRICE TRENDS(2)
---------------------
OSB, MSF, 7/16" - 24/16
   span rating (North
   Central price)              $ 260                $   205              $   142              $   184            $   245
Southern pine plywood,
   MSF, 1/2" CDX (3 ply)         326                    284                  265                  258                303
Framing lumber, composite
   prices, MBF                   401                    349                  417                  398                337
Industrial particleboard,
   3/4" basis, MSF               273                    259                  262                  276                290

LOGS BY SOURCE(3)
--------------
Fee owned lands                   11%                    12%                  19%                  16%                13%
Private cutting contracts         16                     14                   14                   14                 12
Government contracts              17                     13                    7                    6                  9
Purchased logs                    56                     61                   60                   64                 66
Total log volume-
   million board feet          2,324                  1,997                2,398                2,432              2,818


------------
1. Segment information and siding production on a basis consistent with 1999, 1998, 1997 and 1996 is not readily available for 1995.

2. Prices represent yearly averages stated in dollars per thousand board feet (MBF) or thousand square feet (MSF). Source: RANDOM LENGTHS.

3.       Stated as a percentage of total log volume.

         For additional information regarding L-P's business segments and information regarding L-P's geographic segments, see Note 10 of the Notes to financial statements included in Item 8 of this report.

ITEM 2.       PROPERTIES

         Information regarding L-P's principal properties and facilities is set forth in the following tables. The tables do not include facilities which L-P expects to sell or close in 2000. Information regarding production capacities is based on normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Market conditions, fluctuations in log supply, and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.


1.  STRUCTURAL PRODUCTS

   ORIENTED STRAND BOARD PANEL PLANTS - NORTH AMERICA
   (3/8-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
     in millions...................................................................................       SQ. FT.
                                                                                                          -------
   Athens, GA                                                                                                365
   Carthage, TX                                                                                              450
   Chambord, Quebec, Canada                                                                                  510
   Dawson Creek, BC, Canada                                                                                  375
   Hanceville, AL                                                                                            365
   Hayward, WI                                                                                               500
   Houlton, ME                                                                                               260
   Jasper, TX                                                                                                450
   Maniwaki, Quebec, Canada                                                                                  620
   Montrose, CO                                                                                              145
   Roxboro, NC                                                                                               400
   Sagola, MI                                                                                                375
   St Michel, Quebec, Canada                                                                                 510
   Swan Valley, Manitoba, Canada                                                                             450
                                                                                                           -----

   Total OSB Capacity (14 plants)                                                                          5,775
                                                                                                           =====


   SOFTWOOD PLYWOOD PLANTS
   (3/8-INCH BASIS; 2 SHIFTS PER DAY, 5 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................       SQ. FT.
                                                                                                          -------

   Bon Wier, TX                                                                                              260
   Cleveland, TX                                                                                             275
   Golden, BC, Canada                                                                                        150
   Logansport, LA                                                                                            225
   New Waverly, TX                                                                                           235
   Urania, LA                                                                                                200
                                                                                                          ------

   Total Softwood Plywood Capacity (6 plants)                                                              1,345
                                                                                                         =======
   LUMBER
   (1 TO 3 SHIFTS PER DAY; 5 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................      BOARD FT.
                                                                                                         --------

   Belgrade, MT                                                                                               90
   Bernice, LA                                                                                                35
   Bon Wier, TX                                                                                               20
   Chambord, Quebec, Canada                                                                                   30
   Chilco, ID                                                                                                140
   Cleveland, TX                                                                                              35
   Deer Lodge, MT                                                                                            120
   Deer Lodge, MT (fingerjoint)                                                                              135
   Evergreen, AL                                                                                              35
   Henderson, NC                                                                                              35
   Jasper, TX                                                                                                 40
   Malakwa, BC, Canada                                                                                        50
   Marianna, FL                                                                                               35
   Moyie Springs, ID                                                                                         140
   New Waverly, TX                                                                                            15


   Sandpoint, ID (manufacturing)                                                                              --
   Saratoga, WY                                                                                               50
   St. Michel, Quebec, Canada                                                                                 90
   Tacoma, WA                                                                                                 60
   West Bay, FL                                                                                               35
                                                                                                           -----
   Total Lumber Capacity (20 plants)                                                                       1,190
                                                                                                           =====
   ENGINEERED WOOD PRODUCTS - I-JOIST PLANTS
   (1 SHIFT PER DAY; 5 DAYS PER WEEK)
   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................      LINEAL FT.
                                                                                                         ----------
   Hines, OR                                                                                                  42
   Red Bluff, CA                                                                                              42
   Wilmington, NC                                                                                             46
                                                                                                             ---
   Total I-Joist Capacity (3 plants)                                                                         130
                                                                                                             ===

   ENGINEERED WOOD PRODUCTS - LAMINATED VENEER LUMBER PLANTS
   (2 SHIFTS PER DAY; 7 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   in thousands....................................................................................       CU. FT.
                                                                                                          -------
   Hines, OR                                                                                               3,700
   Golden, BC, Canada                                                                                      3,000
   Wilmington, NC                                                                                          4,600
                                                                                                          ------
   Total LVL Capacity (3 plants)                                                                          11,300
                                                                                                          ======
   2.  EXTERIOR PRODUCTS

   ORIENTED STRAND BOARD SIDING & SPECIALTY PLANTS
   (3/8-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................       SQ. FT.
                                                                                                          -------
   Newberry, MI                                                                                              125
   Silsbee, TX                                                                                               365
   Tomahawk, WI                                                                                              135
   Two Harbors, MN                                                                                           135
                                                                                                             ---
   Total OSB Siding Capacity (4 plants)                                                                      760
                                                                                                             ===
   HARDBOARD SIDING PLANT
   (surface measure; 3 shifts per day; 7 days per week)
   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................        SQ. FT.
                                                                                                           -------
   Roaring River, NC                                                                                         245
                                                                                                          ======


   VINYL SIDING PLANTS

   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................       SQUARES(1)
                                                                                                          -------
   Acton, Ontario, Canada                                                                                    1.8
   Holly Springs, MS                                                                                         1.2
                                                                                                             ---

   Total Vinyl Siding capacity (2 plants)                                                                    3.0
                                                                                                             ===
   (1) A square is defined as 100 square feet of material unit with an average weight of 32 pounds.

   3.  INDUSTRIAL PANEL PRODUCTS

   MEDIUM DENSITY FIBERBOARD PLANTS
   (3/4-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................        SQ. FT.
                                                                                                           -------
   Eufaula, AL                                                                                                130
   Oroville, CA                                                                                                50
   Urania, LA                                                                                                  50
                                                                                                              ---
   Total MDF Capacity (3 plants)                                                                              230
                                                                                                              ===

   PARTICLEBOARD PLANTS
   (3/4-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................         SQ. FT.
                                                                                                            -------
   Arcata, CA                                                                                                 125
   Missoula, MT                                                                                               155
   Silsbee, TX                                                                                                 80
                                                                                                              ---

   Total Particleboard Capacity (3 plants)                                                                    360
                                                                                                              ===
   HARDBOARD PLANTS
   (3 SHIFTS PER DAY; 7 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   In millions.....................................................................................         SQ. FT.
                                                                                                            -------
   (1/8-inch basis)
   Oroville, CA                                                                                               210

   (surface measure)
   Alpena, MI                                                                                                 300
   East River, Nova Scotia, Canada (1)                                                                        290
                                                                                                              ---
   Total Hardboard Capacity (2 plants)                                                                        800
                                                                                                              ===
   (1) The East River, Nova Scotia, plant produces hardboard panel products and hardboard siding products.

   4.  OTHER FACILITIES

   PULP MILLS
   (3 SHIFTS PER DAY; 7 DAYS PER WEEK)
   -------------------------------------------------------------------------------------------------
   in thousands....................................................................................       SHORT TONS
                                                                                                          ----------
   Samoa, CA                                                                                                  220
   Chetwynd, BC, Canada                                                                                       185
                                                                                                              ---

   Total Pulp Capacity (2 plants)                                                                             405
                                                                                                              ===


   ORIENTED STRAND BOARD PLANT - IRELAND
   (3/8-INCH BASIS; 3 SHIFTS PER DAY; 7 DAYS PER WEEK)

   -------------------------------------------------------------------------------------------------
   in millions.....................................................................................         SQ. FT.
                                                                                                            -------
   Waterford, Ireland                                                                                        450
                                                                                                            =======

   CELLULOSE INSULATION AND RELATED PLANTS:
           -   Phoenix, AZ
           -   Atlanta, GA
           -   Norfolk, NE
           -   Portland, OR


   CHIP MILL:
           -   Cleveland, TX

   FINISHED TILEBOARD AND PANELING PLANT (INDUSTRIAL PANEL PRODUCTS SEGMENT):
           -   Toledo, OH

   PLASTIC MOLDINGS PLANT:
           -   Middlebury, IN

   VENEER PLANTS:
           -   Rogue River, OR (softwood)
           -   Mellen, WI (hardwood)

   DISTRIBUTION CENTERS:
           -   Rocklin, CA
           -   Salina, KS
           -   Conroe, TX

   COMPOSITE POLYMER PLANT
           -   Chesterfield, MI



5. TIMBERLAND HOLDINGS

LOCATION/TYPE

 ........................................................................................                     ACRES
                                                                                                        ---- -----
Idaho:  Fir, Pine                                                                                           36,700
Louisiana:  Pine, Hardwoods                                                                                188,900
Montana:  Whitewoods                                                                                        11,400
Texas:  Pine, Hardwoods                                                                                    695,900
Other:  Whitewoods, Pine, Hardwoods                                                                         13,600
                                                                                                            ------

   Total Timberland Fee Holdings.....................................................                      946,500
                                                                                                           =======

CANADIAN TIMBERLANDS LICENSE AGREEMENTS

in millions.............................................................................                     ACRES
                                                                                                        ---- -----
British Columbia                                                                                               7.9
Manitoba                                                                                                       6.3
Quebec                                                                                                        33.6
                                                                                                              ----
Total timberlands under license agreements in Canada                                                          47.8
                                                                                                              ====

         In addition to its fee-owned timberlands, L-P has timber cutting rights under long-term contracts (five years and over) on approximately 47,600 acres, and under shorter term contracts on approximately 225,900 acres, on government and privately owned timberlands in the United States in the vicinities of certain of its manufacturing facilities.

         L-P's Canadian subsidiaries have arrangements with four Canadian provincial governments, which give L-P's subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and forest management agreements, long-term pulpwood agreements, and various other timber licenses. These subsidiaries also obtain wood from private parties in certain cases where the provincial governments require L-P to obtain logs from private parties prior to harvesting from the licenses and to meet additional raw materials needs.

ITEM 3. LEGAL PROCEEDINGS

         Certain environmental matters and legal proceedings involving L-P are discussed below.

ENVIRONMENTAL MATTERS

         In March 1995, KPC entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's former pulp mill during the late 1980's and early 1990's. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. Although KPC sold the mill site and related facilities in 1999, it remains obligated under these agreements to undertake certain projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.7 million (of which approximately $1.8 million had been spent at December 31, 1999).

         On March 10, 1999, a complaint alleging misdemeanor violations of the Fish and Game Code and the Water Code of California in connection with the discharge of sawdust and other pollutants into a stream near L-P's Arcata, California particleboard plant was filed in the Superior Court of Humboldt County, California. On January 31, 2000, the Superior Court approved a civil settlement agreement pursuant to which the misdemeanor charges were dismissed. Pursuant to the settlement agreement, L-P agreed, among other things, to pay a $100,000 civil penalty.

         L-P is involved in a number of other environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes. Based on the information currently available, management believes that any fines, penalties or other costs or losses resulting from these matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

COLORADO CRIMINAL PROCEEDINGS

         In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. Pursuant to a guilty plea to certain criminal violations entered in May 1998, (i) L-P paid penalties of $37 million (of which $12 million was paid in 1998 and the balance was paid in the second quarter of 1999), and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed. The terms of L-P's probation require, among other things, that L-P not violate any federal, state or local law.

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

OSB SIDING MATTERS

         In 1994 and 1995, L-P was named as a defendant in numerous class action and nonclass action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or purchased or used OSB siding manufactured by L-P. In general, the plaintiffs in these actions alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud and other theories related to alleged defects, deterioration or failure of OSB siding products.

         In June, 1996, the U.S. District Court for the District of Oregon approved a settlement between L-P and a nationwide class composed of all persons who own, have owned, or acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator, is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

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

         The settlement requires L-P to contribute $275 million to the settlement fund. Approximately $269 million of that obligation had been satisfied at December 31, 1999 through cash payments of $259 million on a discounted basis. L-P's remaining mandatory contributions to the settlement fund are due in 2000 (approximately $2 million), 2001 (approximately $2 million), and 2002 (approximately $2 million). In addition to its mandatory contributions, at December 31, 1999, L-P had paid, on a discounted basis, approximately $96 million of its two $50 million funding options, at a cost to L-P of approximately $65 million. L-P was entitled to pay its mandatory and optional contributions to the settlement fund on a discounted basis as a result of early payments pursuant to the early payment program. Refer to Item 7 of this report under the heading "Legal and Environmental Matters" for a more detailed discussion of the status of the settlement, the early payment program and the second settlement fund (described below).

         At December 31, 1999, the estimated cumulative total of approved claims under the settlement agreement exceeded the sum of L-P's historical mandatory and optional contributions and remaining mandatory contributions to the settlement fund by approximately $322 million. Claims accounting for approximately $293 million of this excess are eligible for participation in the second settlement fund described below. In addition, approximately 90% of the approximately 11,000 claims that had been filed but not yet processed at December 31, 1999 will, to the extent subsequently approved, be eligible for participation in the second settlement fund.

         Subject to the exceptions noted above, the second settlement fund (discussed below) represents an alternative source of payment for all approved and unpaid claims filed (or post-marked for filing) within the second settlement fund period. In early 2000, eligible claimants electing to participate in the second settlement fund will be offered a pro rata share of the $125 million second settlement fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Eligible claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Eligible claimants who elect not to participate in the second settlement fund will remain bound by the terms of the original settlement. Because such claimants who elect not to participate in the second settlement fund will not be eligible to receive payment under the original settlement prior to August, 2004, and will be subject to the risk of the original settlement terminating as described below, L-P believes that eligible claimants will have a substantial incentive to elect to participate in the second settlement fund. However, if L-P is dissatisfied with the number of claimants who elect to participate in the second settlement fund, L-P may, at its sole option, refuse to fund the second settlement fund. In that event, the second settlement fund will be canceled and all the claimants who had elected to participate in it will be governed by the original settlement. L-P presently expects to make its decision regarding the funding of the second settlement fund in the second or third quarter of 2000.

         Based upon the payments that L-P has committed to make, the original settlement will continue in effect until at least August 2003. Within 60 days after December 31, 2002, which is the last date for a class member to file a claim under the settlement, the Claims Administrator shall notify L-P of the dollar value of all remaining unfunded and approved claims. L-P shall then have 60 days to notify the Claims Administrator whether L-P elects to fund all such remaining claims. If L-P elects to fund those claims, then L-P will pay by the end of the next 12-month period (2004) the greater of: (i) 50% of the aggregate sum of those claims (with the remaining 50% to be paid by 12 months thereafter in 2005); or (ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims paid 12 months thereafter in 2005). If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after August 2003.

         If L-P makes all contributions to the original settlement fund required under the settlement agreement, including all additional optional contributions as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs.

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

ABT HARDBOARD SIDING MATTERS

         ABT, ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in six other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. ABT and Abitibi have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jasper County Texas on October 5, 1999. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below. Except in the case of certain of the putative class actions that have been stayed, the ABT Entities have filed answers in these proceedings that deny all material allegations of the plaintiffs and assert affirmative defenses. L-P intends to cause the ABT Entities to defend these proceedings vigorously.

         L-P, the ABT Entities and the Abitibi Entities have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jackson County, Missouri on April 22, 1999, and L-P, the ABT Entities and Abitibi have been named as defendants in a putative class action proceeding filed in the District Court of Johnson County, Kansas on July 14, 1999. These actions were brought on behalf of purported classes of persons in Missouri and Kansas, respectively, who own or have purchased hardboard siding manufactured by the defendants. In general, the plaintiffs in these proceedings have claimed breaches of warranty, fraud, misrepresentation, negligence, strict liability and other theories related to alleged defects, deterioration or other failure of such hardboard siding, and seek unspecified compensatory, punitive and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief. L-P and the ABT Entities intend to defend these proceedings vigorously.

         ABT and Abitibi have agreed to an allocation of liability with respect to claims relating to (1) siding sold by the ABT Entities after October 22, 1992 ("ABT Board") and (2) siding sold by the Abitibi Entities on or before, or held as finished goods inventory by the Abitibi Entities on, October 22, 1992 ("Abitibi Board"). In general, ABT and Abitibi have agreed that all amounts paid in settlement or judgment (other than any punitive damages assessed individually against either the ABT Entities or the Abitibi Entities) following the completion of any claims process resolving any class action claim (including consolidated cases involving more than 125 homes owned by named plaintiffs) shall be paid (a) 100% by ABT insofar as they relate to ABT Board, (b) 65% by Abitibi and 35% by ABT insofar as they relate to Abitibi Board, and (c) 50% by ABT and 50% by Abitibi insofar as they cannot be allocated to ABT Board or Abitibi Board. In general, amounts paid in connection with class action claims for joint local counsel and other joint expenses, and for plaintiffs' attorneys' fees and expenses, are to be allocated in a similar manner, except that joint costs of defending and disposing of class action claims incurred prior to the final determination of what portion of claims relate to ABT Board and what portion relate to Abitibi Board are to be paid 50% by ABT and 50% by Abitibi (subject to adjustment in certain circumstances). ABT and Abitibi have also agreed to certain allocations (generally on a 50/50 basis) of amounts paid for settlements, judgments and associated fees and expenses in respect of non-class action claims relating to Abitibi Board. ABT is solely responsible for such amounts in respect of claims relating to ABT Board. Based on the information currently available, management believes that the resolution of the foregoing ABT hardboard siding matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

FIBREFORM WOOD PRODUCTS, INC. PROCEEDINGS

         L-P has been named as a defendant in an action filed by FibreForm Wood Products, Inc. ("FibreForm") in the Superior Court of Los Angeles County, California on July 13, 1999. The action was subsequently removed by L-P and the other named defendants to the United States District Court for the Central District of California. FibreForm has alleged, in connection with failed negotiations between FibreForm and L-P regarding a possible joint venture, that L-P and the other defendants engaged in a fraudulent scheme to gain control over FibreForm's proprietary manufacturing processes under the guise of such negotiations. FibreForm has alleged fraudulent misrepresentation, negligent misrepresentation, misappropriation of trade secrets, unfair competition, breach of contract and breach of a confidentiality agreement by L-P and the other defendants. FibreForm seeks general, special and consequential damages of at least $250 million, punitive damages, restitution, injunctive and other relief and attorneys' fees. L-P believes that FibreForm's allegations are without merit and intends to defend this action vigorously. Based on the information currently available, management believes that the resolution of this matter will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

OTHER PROCEEDINGS

         LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

CONTINGENCY RESERVES

         For information regarding L-P's financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see
Note 8 of the Notes to financial statements included in Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of L-P's security holders during the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of L-P is listed on the New York Stock Exchange with the ticker symbol "LPX". The Dow-Jones newspaper quotations symbol for the common stock is "LaPac." Information regarding market prices for the common stock is included in the table in Item 6 headed "High and Low Stock Prices." At March 3, 2000, L-P had approximately 16,298 stockholders of record.

         Information regarding cash dividends paid during 1999 and 1998 is included in the tables in Item 6 headed "1999 Quarterly Data" and "1998 Quarterly Data." Holders of the common stock may participate in L-P's dividend reinvestment program maintained by its transfer agent.

ITEM 6. SELECTED FINANCIAL DATA


DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE                                       1999                     1998
-------------------------------------------                                       ----                     ----
ANNUAL DATA
Net sales                                                                  $    2,878.6             $    2,297.1
Net income                                                                        216.8                      2.0
Net income per share-basic and diluted                                              2.04                      .02
Net cash provided by operating activities                                         472.6                    123.0
Capital expenditures-- plants, logging
  roads and timber (excludes acquisitions)                                        117.9                    122.5
Working capital                                                                   198.7                    245.5
Ratio of current assets to
    current liabilities                                                             1.37 to 1                1.67 to 1
Total assets                                                                    3,488.2                  2,519.1
Long-term debt, excluding current portion                                       1,014.8                    459.8
Long-term debt as a percent of
    total capitalization                                                           42.7%                    27.3%
Stockholders' equity                                                            1,360.0                  1,222.8
Stockholders' equity per ending share of common stock                              12.96                    11.40
Number of employees                                                            13,000                   10,000
Number of stockholders of record                                               16,400                   17,700

                                          1ST QTR          2ND QTR           3RD QTR          4TH QTR         YEAR
1999 QUARTERLY DATA
Net sales                                   $600.1          $768.5            $797.4           $712.6         $2,878.6
Gross profit (1)                              89.2           191.9             193.5            121.9            596.5
Income  before taxes
  and minority interest                       43.8           140.4(2)          115.2(2)          57.6(2)         357.0(2)
Net income                                    27.2            84.9(2)           69.3(2)          35.4(2)         216.8(2)
Net income per share-
  basic and diluted                             .26             .79(2)            .65(2)           .34(2)          2.04(2)
Cash dividends per share                        .14             .14               .14              .14              .56

1998 QUARTERLY DATA
Net sales                                   $548.3          $623.2            $606.3           $519.3         $2,297.1
Gross profit (1)                              12.8            67.5             127.9             49.7            257.9
Income (loss) before taxes
  and minority interest                      (39.2)          341.3(2)         (310.8)(2)         21.3(2)          12.6(2)
Net income (loss)                            (25.1)          203.9(2)         (192.7)(2)         15.9(2)           2.0(2)
Net income (loss) per share-
  basic and diluted                            (.23)           1.87(2)          (1.77)(2)          .15(2)           .02(2)
Cash dividends per share                        .14             .14               .14              .14              .56

HIGH AND LOW STOCK PRICES
1999 High                                   $ 20.75         $ 24.38           $ 24.88          $ 16.38         $  24.88
     Low                                      17.25           18.50             14.75            11.38            11.38
1998 High                                   $ 24.06         $ 24.19           $ 22.69          $ 22.44         $  24.19
     Low                                      17.50           17.88             17.19            16.38            16.38
--------------------------

         (1) Gross profit is income before selling and administrative expense, unusual credits and charges, taxes, minority interest and interest.

         (2) In the second quarter of 1998, L-P recorded a net gain of $328 million ($195 million after taxes, or $1.79 per diluted share) primarily resulting from gains on the sales of timberlands, sawmill and distribution assets in California and the Weather-Seal window and door business. Charges relating to the settlement of legal issues in Montrose, Colorado of $14 million after taxes (or $.13 per share) and other charges were netted against the asset sale gains.

         In the third quarter of 1998, L-P recorded a net loss of $392 million ($241 million after taxes, or $2.21 per diluted share) resulting from a charge to adjust siding-related reserves to reflect revisions to the national class-action settlement, the write-down of an operating facility, and other items. Gains on insurance recoveries and the sale of surplus properties were netted against this charge.

         In the fourth quarter of 1998, L-P recorded a $16 million gain ($10 million after taxes, or $.09 per diluted share) on a recovery from an insurance company for siding-related matters.

         In the second quarter of 1999, L-P recorded a $5 million gain ($3 million after taxes, or $.03 per diluted share) on the sale of timberlands.

         In the third quarter of 1999, L-P's Ketchikan Pulp Company subsidiary recorded a net charge of $18.7 million ($11.5 million after taxes, or $.11 per diluted share) primarily related to reducing the carrying value of the assets to be sold to the expected sales value and to record an increase in estimated environmental remediation liabilities.

         In the fourth quarter of 1999, L-P recorded a gain on the sale of its Associated Chemists, Inc. subsidiary of $14.5 million ($8.9 million after taxes, or $.08 per diluted share) and a write-off of a note receivable of $9.2 million ($5.7 million after taxes, or $.05 per diluted share) received in a sale of assets in a prior year.


Financial Summary
-----------------------------------------------------------------------------------------------------------------------------------
dollar amounts in millions except per share
-----------------------------------------------------------------------------------------------------------------------------------
year ended December 31                                                1999(1)      1998(1)        1997(1)      1996(1)      1995(1)
------------------------------------------------------------------------------------------------------------------------------------
Summary Income Statement Data
Net sales                                                    $   2,878.6     $ 2,297.1   $   2,402.5   $   2,486.0    $   2,843.2
Gross profit(2)                                                    596.5         257.9          91.9         170.7          390.3
Interest, net                                                      (11.9)        (12.8)        (29.0)         (7.8)           2.9
Provision (benefit) for income taxes                               139.5          14.4         (44.4)       (126.1)         (47.1)
Income (loss)                                                      216.8           2.0        (101.8)       (200.7)         (51.7)
Income (loss) per share - basic                                      2.04           .02          (.94)        (1.87)          (.48)
Income (loss) per share - diluted                                    2.04           .02          (.94)        (1.87)          (.48)
Cash dividends per share                                              .56           .56           .56           .56            .545
Average shares of common stock outstanding (millions)
      Basic                                                        106.2         108.4         108.5         107.4          107.0
      Diluted                                                      106.2         108.6         108.5         107.4          107.0

SUMMARY BALANCE SHEETS
Current assets                                                 $   739.4     $   612.1   $     596.8   $     612.9   $      618.5
Timber and timberlands, at cost less cost of timber harvested      611.1         499.0         634.2         648.6          689.6
Property, plant and equipment, net                               1,334.0         913.3       1,191.8       1,278.5        1,452.3
Notes receivable from asset sales                                  403.8         403.8          49.9         -              -
Goodwill and other assets                                          399.9          90.9         105.7          82.4           45.0
                                                               =========     =========     =========     =========     ==========
Total assets                                                   $ 3,488.2     $ 2,519.1   $   2,578.4   $   2,622.4   $    2,805.4
                                                               =========     =========     =========     =========     ==========
Current liabilities                                            $   540.7     $   366.6   $     319.3   $     378.4   $      448.5
Long-term debt, excluding current portion                        1,014.8         459.8         572.3         458.6          201.3
Deferred income taxes and other                                    572.7         469.9         400.6         357.8          499.6
Stockholders' equity                                             1,360.0       1,222.8       1,286.2       1,427.6        1,656.0
                                                               ---------     ---------     ---------     ---------     ----------
Total liabilities and stockholders' equity                     $ 3,488.2     $ 2,519.1   $   2,578.4   $   2,622.4   $    2,805.4
                                                               =========     =========     =========     =========     ==========
KEY FINANCIAL TRENDS
Working capital                                                $   198.7     $   245.5   $     277.5   $     234.5   $      170.0
                                                               =========     =========     =========     =========     ==========
Plant and logging road additions(3)                            $    88.3     $    77.8   $     106.2   $     208.9   $      362.9
Timber additions, net                                               29.6          44.7          49.7          22.0           49.7
                                                               ---------     ---------     ---------     ---------     ----------
Total capital additions                                        $   117.9     $   122.5   $     155.9   $     230.9   $      412.6
                                                               =========     =========     =========     =========     ==========
Long-term debt as a percent of total capitalization                  43%           27%          31%            24%            11%
Income (loss) as a percent of average equity                         17%           --           (8%)          (13%)          (3)%
                                                               ---------     ---------     ---------     ---------     ----------

1        Includes unusual credits and charges. See the Notes to Financial
         Statements.
2 Gross profit (loss) is income (loss) before selling and administrative expense, unusual credits and charges, income taxes, minority interest, and interest.
3        Excludes acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Louisiana-Pacific Corporation (L-P) earned $216.8 million ($2.04 per diluted share) in 1999, including pre-tax net unusual charges of $8.2 million ($5.1 million after taxes, or $.05 per diluted share). This compares to profits of $2.0 million ($.02 per diluted share) in 1998 including pre-tax net unusual charges of $47.8 million ($36.1 million after tax, or $.33 per diluted share). The Company lost $101.8 million ($.94 per diluted share) in 1997, including pre-tax net unusual charges of $32.5 million ($20.6 million after tax, or $.19 per diluted share). The unusual credits and charges are discussed in further detail in Note 7 to the financial statements. Excluding the impacts of the unusual credits and charges, L-P earned $221.9 million ($2.09 per diluted share) in 1999 and $38.1 million ($.35 per diluted share) in 1998 and incurred a loss of $81.2 million ($.75 per diluted share) in 1997.

         Sales in 1999 were $2.88 billion, a 25% increase from 1998 sales of $2.30 billion. Sales in 1998 were 4% lower than 1997 sales of $2.40 billion.

         Demand for building products in North America was very strong in 1999, resulting in increased sales and earnings from many of L-P's products, particularly in the Structural Products segment. This demand was generated both by strong housing starts and a strong repair and remodeling market.

         In addition to the strong building products markets, L-P made three major acquisitions in 1999, all of which contributed to sales and earnings. First, L-P acquired ABT Building Products Corporation (ABT) in late February which expanded product offerings in the Exterior Products segment with hardboard and vinyl siding and added a line of moldings to L-P's product line. In September, L-P acquired Le Groupe Forex Inc. (Forex). This acquisition added oriented strand board (OSB) capacity on the East coast of North America, helping to fill a geographic gap. OSB is part of the Structural Products segment. In November, L-P acquired the assets of Evans Forest Products, Ltd. This acquisition added to L-P's laminated veneer lumber (LVL), cedar decking and plywood production capacities, all of which are part of the Structural Products segment.

         L-P's 1998 results showed improvement over 1997 largely as a result of increased demand for OSB and plywood, which reduced the effects of industry-wide over capacity which was prevalent in 1997. In late 1997 and early 1998, L-P also divested or closed numerous unprofitable operations which reduced sales and improved earnings.

         L-P operates in five major business segments: Structural Products, Exterior Products, Industrial Panel Products, Other Products, and Pulp. Structural Products is the most significant segment, accounting for approximately 50% or more of net sales in 1999, 1998 and 1997. The results of operations are discussed below for each of these segments separately. Additional information about the factors affecting L-P's segments is presented in Item 1 under the heading "Segment and Price Trend Data."

         Most of L-P's products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which L-P has little or no control. L-P cannot predict whether the prices of its products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. L-P is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

         Demand for the majority of L-P's products is subject to cyclical fluctuations over which L-P has no control. Demand for L-P's building products is heavily influenced by the level of residential construction activity and the repair and remodeling markets, both of which are subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on L-P's results of operations.


Selected Segment Data
---------------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 INCREASE (DECREASE)
---------------------------------------------------------------------------------------------------------------------------
year ended December 31                           1999              1998             1997             99-98            98-97
---------------------------------------------------------------------------------------------------------------------------
Sales:
Structural products                         $   1,621         $   1,228         $  1,149               32%              7%
Exterior products                                 254               107              103              137%              4%
Industrial panel products                         268               171              178               57%             (4%)
Other products                                    619               716              843              (14%)           (15%)
PULP                                              117                75              130               56%            (42%)
----------------------------------------------------------------------------------------
Total sales                                 $   2,879         $   2,297          $ 2,403               25%             (4%)
========================================================================================

Operating Profit (Loss):
Structural products                         $     440         $     198         $     21              122%            843%
Exterior products                                  53                22                9              141%            144%
Industrial panel products                          13                 6               13              117%            (54%)
Other products                                    (11)              (20)             (24)              45%             17%
PULP                                              (15)              (38)             (29)              61%            (31%)
----------------------------------------------------------------------------------------
Total operating profit (loss)               $     480         $     168           $  (10)             186%          1,780%
========================================================================================

STRUCTURAL PRODUCTS

         The Structural Products segment includes OSB, plywood, lumber and the engineered wood products (EWP), primarily LVL and I-joists. The increase in total sales for Structural Products segment in 1999 was primarily the result of strong demand, which increased average selling prices, and the additional sales generated from acquisitions. The increase in Structural Products segment sales in 1998 was primarily the result of increased selling prices of OSB as demand increased, which helped alleviate the industry wide over-capacity of prior years. Divestitures and closures of less efficient and non-strategic manufacturing facilities partially offset the OSB sales increase in 1998.

         OSB average selling prices increased 27% in 1999 compared to 1998 and increased 47% in 1998 compared to 1997. The OSB markets experienced strong demand in 1999 and 1998 due primarily to increases in residential construction and repair and remodeling markets resulting in higher selling prices. OSB sales volume increased 23% in 1999 compared to 1998 primarily as a result of the Forex acquisition. Volumes increased approximately 10% in 1998 compared to 1997 due to a net capacity increase at L-P and increased operating efficiencies.

         Plywood markets also improved in 1999 as a result of the same factors discussed above for OSB. Plywood average selling prices increased 19% in 1999 compared to 1998. Plywood prices were up slightly in 1998 compared to 1997. L-P has continued to shift production to higher-value products and away from commodity sheathing products. Plywood sales volume increased 23% in 1999 compared to 1998, primarily the result of a shift to a higher percentage of outside sales and a lower percentage of sales to the distribution business within L-P. Sales from L-P's distribution business are shown in the Other Products segment. Volume decreased by 34% in 1998 compared to 1997, largely due to the closure of smaller, less efficient plywood plants.

         Lumber sales in 1999 increased compared to 1998 due to strong demand and a shift to a higher percentage of outside sales and a lower percentage of sales to the distribution business within L-P. Sales from L-P's distribution business are shown in the Other Products segment. Average selling prices increased 5% and volume increased 10% in 1999. Lumber sales decreased in 1998 due to an 11% decline in prices and a 13% decline in volume. The volume decrease primarily resulted from the sale or shutdown of non-strategic mills in 1998. The price decrease reflects a sharp drop in demand for lumber in Asia which caused a decrease in exports of lumber from North America and created an oversupply of lumber in North American markets.

         Engineered wood products (EWP) include engineered I-Joists, laminated veneer lumber (LVL) and hardwood veneer. EWP sales grew in 1999 due to increasing volumes while pricing was virtually unchanged. Average selling prices decreased 11% for I-Joists and 1% for LVL in 1999 offset by volume increases of 3% for I-Joists and 12% for LVL. The volume increase was primarily due to agreements to market the products of independent producers and, to a lesser extent, the acquisition of the assets of Evans Forest Products late in 1999. The increase in sales in 1998 was primarily due to a fast-growing market for these products and due to a marketing agreement to sell the products of an independent producer.

         In 1999, the profitability of the Structural Products segment increased significantly, which was primarily the result of price improvements for OSB, plywood and lumber offset by price decreases in EWP. Improvements in the efficiency of L-P's facilities also contributed to the earnings improvement. In 1998, the profitability of the Structural Products segment increased significantly, largely the result of price improvements for OSB and improvement in the efficiency of production facilities. Decreases in lumber pricing partially offset the improved OSB performance. Overall, log costs did not change significantly in 1999 or 1998. The increase in OSB costs had a detrimental effect on EWP profits, as OSB is a raw material used in I-Joist production. LIFO (last-in first-out) inventory income (expense) adjustments of $(6) million in 1999, $14 million in 1998 and $(4) million in 1997 are included in the Structural Products segment.

EXTERIOR PRODUCTS

         The Exterior Products segment consists of siding and related products such as soffit, facia and trim. In future years, this segment will also include certain specialty OSB products such as treated OSB and concrete form. With the ABT acquisition in 1999, this segment includes hardboard siding and vinyl siding. Average selling prices of OSB-based exterior products decreased slightly in 1999 compared to 1998, while volumes increased 13% over 1998. The volume increase was primarily due to an increase in the number of distributors in the southeastern distribution network. Total profits increased in 1999 primarily due to the increased sales volume and the addition of the ABT products. Average selling prices were relatively flat in 1998 over 1997. Sales volume increased in 1998 and 1997 as market acceptance of the product increased. The manufacturing facilities took significant downtime in 1997 to reduce inventory levels, which contributed to higher per unit cost of sales and thus, lower earnings. In 1999 and 1998, the manufacturing facilities produced and sold a moderate volume of commodity OSB product, which made a positive contribution to earnings.

INDUSTRIAL PANEL PRODUCTS

         The Industrial Panel Products segment consists of particleboard, medium density fiberboard (MDF) and hardboard and, in 1999, the hardboard and laminated industrial panel products of ABT. Increased demand for particleboard and MDF contributed to modestly higher average sales prices, while volumes decreased modestly. The addition of ABT products in 1999 is the primary reason for the increase in sales and profits of this segment in 1999 compared to 1998. Market over-capacity in industrial panels contributed to reductions in both sales and profits in 1998 compared to 1997. Average selling prices decreased by 3% in 1998 due to downward market pressure. Sales volumes did not change significantly.

OTHER PRODUCTS

         The Other Products segment includes distribution facilities, vinyl moldings, wood chips, coatings and specialty chemicals (sold in December 1999), cellulose insulation, Ireland operations, Alaska lumber and logging operations (sold in November 1999) and other products. The primary cause of the decrease in sales in the Other Products segment for both 1999 and 1998 was the sale in mid-1998 of two California distribution centers, the Weather-Seal windows and doors operations and Creative Point Inc. (which sold consumer electronic media storage devices). The sales from these operations are included in the segment for a full year in 1997, approximately 6 months in 1998 and not at all in 1999. Lower wood chip sales also contributed to the decrease, as the market for export wood chips has declined. Increases in sales from the Ireland OSB plant and sales from the newly acquired ABT molding and shutter operations in 1999 partially offset the overall sales decrease in 1999.

         The decreased losses in this segment in 1999 are primarily the result of the addition of the ABT operations, a reduction of losses in the cellulose insulation business due to cost cutting efforts and strategic changes and an increase in the profitability of the Ireland OSB operations due to the improved sales markets. Losses in 1998 were less than 1997 due primarily to the KPC lumber and logging operations, which lost $3 million in 1998 compared to $17 million in 1997. Offsetting this improvement were the lost profits from the distribution operations sold in mid-1998 and increased losses in the cellulose insulation business, largely due to market development efforts.

PULP

         Pulp segment operations improved significantly in 1999. Sales volumes increased 38% while average selling prices rose 13%. The pulp markets improved in 1999 as the Asian economy improved. Pulp markets in 1998 and 1997 were negatively impacted by the world-wide over-capacity in the pulp industry and the Asian economic crisis. Asian markets historically comprised a significant market for pulp and the crisis caused demand, and pulp prices, to decline late in 1997 which continued into 1998. Average sales prices decreased 21% in 1998 which contributed to the increased losses. Pulp sales volume decreased 27% as L-P's pulp mills took intermittent downtime during 1998 because of the weak markets.

         L-P pulp products represent the majority of L-P's export sales. Therefore, the increase in pulp sales was the primary reason for the increase in export sales in 1999. The decline in pulp sales was the primary reason for decreased export sales in 1998 both in amount and as a percent of total sales. Information regarding L-P's geographic segments and export sales are provided in
Note 10 to the financial statements.

GENERAL CORPORATE EXPENSE, NET

         Net general corporate expense was $103 million in 1999, compared to $94 million in 1998 and $80 million in 1997. Credits resulting from gains on the sales of miscellaneous assets of approximately $6 million in 1997 were netted into this expense. The remaining increase in each year is primarily attributable to increased sales and marketing personnel as the Company has focused on its customers, the addition of key personnel to implement management's strategies and a revision of allocation methods of certain administrative costs to product lines due to changes in the organization of the Company.

UNUSUAL CREDITS AND CHARGES, NET

         For a discussion of unusual credits and charges, net, refer to Note 7 to the financial statements.

INTEREST, NET

         In 1999, net interest expense of $12 million was down 8% from the 1998 expense of $13 million. Interest expense decreased slightly in 1999 but will increase in the future due to the indebtedness incurred in connection with the Forex and Evans acquisitions. Cash from asset sales was used to reduce debt levels and thus, net interest expense in 1998.

LEGAL AND ENVIRONMENTAL MATTERS

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

         The settlements afforded a remedy to homeowners that is typically available for consumer type claims --repair and/or replacement of the damaged product. Under the settlements, L-P conditionally waived defenses it could have asserted such as improper installation by the builder, improper maintenance by the homeowner, and numerous technical legal defenses (these defenses can be reinstated under certain conditions). In exchange, the settlements provided a more aggressive deduction based on the age of the product than was available under the limited warranty. The settlements also brought an end to highly contentious litigation that consumed inordinate amounts of Company time and resources and that potentially could have degenerated into tens of thousands of individual claims litigated in different courts throughout the country. The costs of defending such litigation would likely have substantially exceeded the amounts paid as damage awards.

         Finally, prompt settlement on economic terms allowed management to devote all of its energies to reorganizing and reviving L-P's business, to rebuilding its damaged relations with the builders and consumers who purchase its products and to preserving the market for its improved siding product that was introduced in 1996.

         The National Settlement also afforded L-P the opportunity to control both the amount and timing of payments in order to better manage liquidity and capital resources. (See more complete discussion of the settlements in Notes 7 and 8 to the financial statements). It also gave L-P a degree of control over the total liability for siding through the mechanism of optional funding payments for claims in excess of the mandatory base payments of $275 million. These optional payments provide L-P the ability to prevent future legal claims by class members as long as L-P continues to exercise the additional funding options provided for under the National Settlement. L-P also has the ability to allow the settlement to expire if management determines that the settlement is no longer in the best interest of L-P and its shareholders.

         CLAIMS PROCESS. L-P has entered into a contract with a court-approved independent administrator through which all National Settlement claims are processed (L-P processes all Florida Settlement claims). Potential claimants who have not opted out of the National and Florida Settlements are eligible to participate and claims are processed as follows:

    - A request for a claim form is received and the potential claimant is entered into the system.

    - A claim form and related instructions and information are mailed to the potential claimant.

    - Upon receipt of a completed claim, it is reviewed for completeness. Incomplete claims packages are referred back to the claimant for additional information.

    - Each complete claim package is forwarded to a court-approved third party inspection firm that is responsible for inspecting the structure and determining the footage of damaged siding, as defined under the appropriate settlement and, in the case of the Florida Settlement, determining whether any contributing factors exist such as improper installation or maintenance.

    - The independent administrator calculates the monetary damages based on the footage of damaged siding, the age of the siding, the average cost of siding replacement in the appropriate geographic region and, in the case of the Florida Settlement, contributing factors such as improper installation or maintenance.

    - The claim processing is completed and the claim is either paid (immediately in the case of the Florida class action settlement and when money is available in the National Settlement fund) or placed in the payment queue for the National Settlement.

         As of December 31, 1999, approximately 273,000 requests had been received for claim forms for the National Settlement and the Florida Settlement. Approximately 172,000 completed claim forms had been received. The average amount for settled claims has been approximately $5,100. The total number of completed claim forms pending (not settled) as of December 31, 1999 was approximately 67,000, with approximately 76,000 claims settled and approximately 29,000 claims dismissed through December 31, 1999. Dismissal of claims is typically the result of claims for product not produced by L-P or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. The average amount of claims settled after December 31, 1999 may be significantly impacted by the Second Fund discussed further below.

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

         The accruals for OSB siding claims relating to both the National Settlement and the Florida Settlement, including related legal costs, settlement administration costs, claims of persons who opted-out of the settlements and residual warranty claims, have been analyzed and accounted for collectively. The activity in the combined accruals is as follows:


----------------------------------------------------------------------------------------------------
Dollar amounts in millions
----------------------------------------------------------------------------------------------------
year ended December 31                                      1999            1998            1997
----------------------------------------------------------------------------------------------------
Beginning balance                                          $323.9          $164.7          $184.9
Accruals made during the year                               ---             247.5           161.9
Payments made                                               (97.4)         (100.8)         (182.1)
Insurance recovery                                          ---              12.5            ---
                                                           ------        --------         -------
Ending balance                                             $226.5          $323.9          $164.7
----------------------------------------------------------------------------------------------------

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

         Because the court approval process related to the National Settlement was not finalized until June of 1996, and the Florida Settlement process was just getting started, management believed the existing accrual remained adequate for the two class action settlements. However, the amounts paid to resolve opt out claims subsequent to the approval of the National Settlement combined with evidence that claims under the National Settlement would likely amount to at least $275 million caused L-P to believe that the previous accruals would be not be sufficient to cover these amounts. Accordingly, in the third quarter of 1996, L-P accrued an additional $36 million based on known claims that L-P's management and litigation counsel believed were probable and estimable. Opt-out claims in the amount of approximately $32 million were settled and paid in 1996. An additional $2.1 million was added to the reserve in the fourth quarter of 1996 for increased legal costs.

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

         In July 1998, L-P formally proposed to class counsel enhancements to the National Settlement: (i) the concept of prepaying the balance of the mandatory and two discretionary $50 million contributions to the National Settlement fund on a discounted basis (the "Early Payment Program"); and (ii) the concept of creating a second, supplemental settlement fund (the "Second Fund"). After numerous negotiating sessions, L-P and class counsel were able to finalize an agreement on the terms of these programs, which were agreed to by the parties in the third quarter of 1998 and subsequently approved by the court in October 1998. Consistent with this agreement, L-P accrued the estimated costs of these programs. The incremental costs of these programs was estimated to be approximately $22.3 million (netting the effect of prior accruals and the effect of discounts of payments allowed under this program) for the Early Payment Program and $125.0 million for the Second Fund. These amounts were accrued during the third quarter of 1998 as were additional amounts totaling $112.7 million for the legal and administrative costs of these programs, claims of claimants who may opt out of the Second Fund, additional Florida Settlement claims based on statistical estimates, warranty claims subsequent to the expiration of the National and Florida Settlements and other costs.

         Throughout the period the National and Florida Settlements have been in effect, L-P has recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the National and Florida Settlements and the various remedies available to L-P makes the process of estimating these accruals difficult. The liability recorded at December 31, 1999 represents management's best estimate of the future liability related to siding claims based on the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability. Numerous factors affect the total amount of the future liability. These factors are discussed below.

         EARLY PAYMENT PROGRAM AND SECOND FUND. L-P entered into these programs in 1998 after careful consideration of the potential monetary and non-monetary impacts of all of its alternatives and based on management's belief that they will help to keep the average cost per claim from increasing. Despite the increased costs of entering into these programs, L-P's management deemed them to be in the best interests of L-P and its stockholders. This decision was based on several very important considerations and assumptions.

         First, as a result of executing these programs, L-P is protected from any further legal action by class members until at least June of 2003. Second, L-P's management believed that the Early Payment Program would be attractive to claimants who wished to repair or replace their exterior siding in a timely manner, as the discounts proposed were relatively modest. In addition, management believed that the Second Fund would encourage claimants to timely submit new claims during 1999 and accept a discounted payment in 2000, thereby removing these claimants from any future action. With these two programs, management believed the likelihood of any residual claimants initiating successful legal action after 2003 would be significantly diminished. Third, management believed the effects of negative publicity regarding L-P's siding products would be reduced under these programs. Negative publicity could severely limit the growth of L-P's new siding products. Finally, management believed these programs would be a lower risk approach to extinguishing remaining claims at an acceptable cost. Payment of claims under the Second Fund is at the discretion of L-P. Now that the deadline of December 31, 1999 for submission of all claims has passed, several steps must take place including the verification and calculation of individual claim amounts and the opportunity for each claimant to opt out of the Second Fund after they have been informed of their pro rata settlement amount. After those steps are completed, L-P has the final decision whether or not to proceed with the funding. L-P's management will not be able to make this decision until all claims eligible for this program have been received and inspected and it is known how many claimants have decided to remain in the Second Fund (along with the dollar value of their claims). Management believes this will not occur until some time in the second or third quarter of 2000. Based on this, management will decide whether to proceed with the Second Fund or to pursue alternative resolutions. To the extent the programs do not result in the desired consequences, estimates of costs of additional claims could change in the future.

    FUTURE COSTS. Other factors potentially influencing future costs include:

    - The costs of administering the settlements or any alternative approach of resolving claims including the actual claims costs, notice costs, inspection costs, third party administrator costs and attorney's fees.

    - The possibility of claimants bringing a second class action lawsuit (L-P believes plaintiffs would be legally barred from this action provided that all payments under the settlement have been made).

    -    Unforeseen changes in the level of claims in the Florida Settlement.

    - Litigation related to other impacts of using L-P's siding, not specifically related to product performance.

         Changes in the above factors have caused the estimated accrual amounts to change in the past. However, L-P does not currently anticipate that these factors will cause a significant change in the remaining accruals for the reasons stated herein.

         INSURANCE RECOVERIES. In 1998, L-P recorded approximately $28.4 million in insurance recoveries. At December 31, 1999, L-P was in the process of pursuing additional claims against certain insurance carriers. It is not presently determinable what additional amounts, if any, will be recovered, although L-P presently expects to receive one or more additional settlements aggregating at least $5 million in the first quarter of 2000. The resolution of these matters could ultimately affect the net amounts paid by L-P.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations increased to $473 million in 1999 from $123 million in 1998, and $88 million in 1997. In 1999 and 1998, the increase in cash provided by operations resulted primarily from improved operating profits and lower cash outflows for contingency settlements. L-P paid out $104 million in 1999, $113 million in 1998 and $205 million in 1997 related to litigation settlements.

         Net cash used by investing activities was $783 million in 1999 and was primarily used for the ABT, Forex and Evans acquisitions as well as other capital expenditures. L-P received proceeds of $74 million in 1999, from the sale of the Alaskan operations and from the sale of the coatings and chemicals operations (Associated Chemists, Inc. subsidiary). Net cash provided by investing activities was $246 million in 1998 compared to net cash used in investing activities of $140 million in 1997. In 1998, L-P received $368 million from the sale of assets, primarily timber, sawmill and distribution assets in California, the Weather-Seal window and door operations and Creative Point, Inc. In 1997, L-P received $64 million of cash for assets sold. In 1997, L-P made significant investments in new OSB facilities. Capital expenditures decreased in 1999 and 1998 compared to 1997 as L-P was not in the heavy construction phase of any new mills and instead concentrated on upgrades of existing facilities, timber to supply its operations and environmental projects, such as pollution control equipment and waste disposal facilities.

         In 1999, net cash provided by financing activities was $300 million, compared to cash used in financing activities of $275 million in 1998 and $56 million provided in 1997. In 1999, L-P borrowed $629 million, primarily to finance acquisitions and repaid $225 million of existing debt. In 1998, a total of $496 million was used to repay term and revolving loans. L-P borrowed $348 million in 1998 by issuing senior secured notes backed by notes receivable received in a separate asset sale transaction. L-P increased its net borrowings by $114 million in 1997 to finance settlement obligations and capital expenditures payments. Treasury stock purchases were $48 million in 1999, $67 million in 1998 and $3 million in 1997.

         L-Ps liquidity remained strong in 1999, principally from improved cash flows from operations and the availability of credit facilities. L-P has a revolving credit facility of $300 million with no outstanding borrowings at year-end 1999. This facility is available until 2002. L-P also has a $50 million (Canadian) revolving credit facility with no outstanding borrowings at December 31, 1999. This facility matures in March 2000 and L-P is in the renewal process. L-P has an additional $29 million available under a $250 million credit facility which was used for acquisitions in 1999. Subsequent to year-end, L-P anticipates filing a registration statement for $750 million of debt securities to be offered from time to time in one or more series. The amount, price and other terms of any such offering will be determined on the basis of market conditions and other factors existing at the time of such offering. The proceeds from the sale of such securities are anticipated to be used by L-P to refinance a portion of its existing indebtedness and for general corporate purposes. Management believes, with respect to its current operations, that year-end cash and cash equivalents balances combined with the available lines of credit, borrowings in the capital markets, and cash to be generated from operations will be sufficient to meet projected cash needs including the payments related to the siding litigation settlement referred to above.

         The major variations in L-P's balance sheet between December 31, 1999 and 1998, including inventories, timber and timberland, fixed assets, goodwill, accounts payable and accrued liabilities and deferred taxes are primarily attributable to balances of companies acquired during the year. The increase in long-term debt is due to borrowings for the acquisitions. The decrease in total contingency reserves, including the current portion, is due to payments made during the year.

         Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $309 million at December 31, 1999, of which $180 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 8 to the financial statements, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

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

STOCK REPURCHASE PROGRAM

         On July 27, 1998, L-P announced a program to repurchase up to 20 million common shares from time to time in the open market. As of December 31, 1999, L-P had reacquired approximately 7 million shares for approximately $114 million. L-P had approximately 105 million shares outstanding at year-end.

CARRYING VALUE OF CERTAIN ASSETS

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

         In 1996, L-P purchased all the outstanding shares of GreenStone Industries, Inc., a maker of cellulose insulation. Since that time, GreenStone has incurred losses. Management is aggressively taking actions to return the operations to profitability, including implementation of cost-cutting measures, development of new installers and a reorganization of the sales force. A significant factor in returning the operations to sustained profitability is the future cost and availability of waste paper, which is the primary raw material used in the manufacture of cellulose insulation. Management is exploring options to secure more stable and cost-efficient waste paper supplies. L-P currently believes it has adequate support for the carrying value of the GreenStone assets, including goodwill, and therefore no impairment charge is currently required. However, it is possible that future analyses will indicate that an impairment charge is necessary.

         Refer to Note 1 to the financial statements for a discussion of L-P's accounting policy regarding asset impairments.

YEAR 2000 COMPLIANCE

         L-P did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, L-P does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year related problems may occur with billing, payroll, or financial closings at month, quarterly or year end. L-P believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. L-P currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         L-P expended approximately $7 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, non-compliant hardware and non-compliant software as well as identifying and remediating Year 2000 problems. However, the total expended excludes expenses and capital costs associated with replacing systems which L-P would have replaced regardless of Year 2000 issues, including a new human resources information system and a new core financial system.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------
December 31                                                             1999               1998
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                            $   116.0         $   126.5
Accounts receivable,
    less reserves of $3.2 and $1.5                                       200.7             134.7
Inventories                                                              293.4             205.7
Prepaid expenses                                                          18.5               8.1
Income tax refunds receivable                                               --              43.9
Deferred income taxes                                                    110.8              93.2
                                                                     ---------         ---------
      Total current assets                                               739.4             612.1


Timber and timberlands,
    at cost less cost of timber harvested                                611.1             499.0


Property, plant and equipment, at cost:
Land, land improvements and logging roads,
      net of road amortization                                           201.1             150.4
Buildings                                                                307.5             246.6
Machinery and equipment                                                1,972.0           1,663.2
Construction in progress                                                  56.8              26.3
                                                                     ---------         ---------
                                                                       2,537.4           2,086.5
Accumulated depreciation                                              (1,203.4)         (1,173.2)
                                                                     ---------         ---------
      Net property, plant and equipment                                1,334.0             913.3


Goodwill, net of amortization                                            347.7              60.0

Notes receivable from asset sales                                        403.8             403.8

Other assets                                                              52.2              30.9
                                                                     ---------         ---------
      Total assets                                                   $ 3,488.2         $ 2,519.1
                                                                     =========         =========
See Notes to Financial Statements.



dollar amounts in millions, except per share
------------------------------------------------------------------------------------------------------
December 31                                                               1999             1998
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                    $    44.9         $    34.1
Accounts payable and accrued liabilities                                 306.5             192.5
Income taxes payable                                                       9.3                --
Current portion of contingency reserves                                  180.0             140.0
                                                                     ---------         ---------
      Total current liabilities                                          540.7             366.6

Long-term debt, excluding current portion:
Limited recourse notes payable                                           396.5             396.5
Other debt                                                               618.3              63.3
                                                                     ---------         ---------
      Total long-term debt                                             1,014.8             459.8


Deferred income taxes                                                    396.3             203.6
Contingency reserves, excluding current portion                          128.8             228.0
Other long-term liabilities and minority interest                         47.6              38.3

Commitments and contingencies

Stockholders' Equity:
Common stock, $1 par value, 200,000,000 shares
      authorized, 116,937,022 shares issued                              117.0             117.0
Preferred stock, $1 par value, 15,000,000 shares
      authorized, no shares issued                                          --                --
Additional paid-in capital                                               445.4             465.4
Retained earnings                                                      1,076.4             918.8
Treasury stock, 11,968,577 shares and 9,663,976
      shares, at cost                                                   (228.3)           (204.0)
Loans to Employee Stock Ownership Trusts                                  (6.9)            (28.8)
Accumulated comprehensive income (loss)                                  (43.6)            (45.6)
                                                                     ---------         ---------
      Total stockholders' equity                                       1,360.0           1,222.8
                                                                     =========         =========
      Total liabilities and stockholders' equity                     $ 3,488.2         $ 2,519.1
                                                                     =========         =========
See Notes to Financial Statements.



Consolidated Statements of Income
dollar amounts in millions, except per share
---------------------------------------------------------------------------------------
year ended December 31                             1999         1998         1997
---------------------------------------------------------------------------------------
Net Sales                                    $   2,878.6  $   2,297.1  $   2,402.5
                                             -----------  -----------  -----------
Costs and expenses:
Cost of sales                                    2,080.1      1,853.8      2,126.7
Depreciation and amortization                      156.3        143.8        142.8
Cost of timber harvested                            45.7         41.6         41.1
Selling and administrative                         219.4        184.7        181.2
Unusual credits and charges, net                     8.2         47.8         32.5
Interest expense,
       net of capitalized interest                  47.9         37.5         30.9
Interest income                                    (36.0)       (24.7)        (1.9)
                                             -----------  -----------  -----------
       Total costs and expenses                  2,521.6      2,284.5      2,553.3
                                             -----------  -----------  -----------

Income (loss) before taxes
       and minority interest                       357.0         12.6       (150.8)
Provision (benefit) for income taxes               139.5         14.4        (44.4)
Minority interest in net income
       (loss) of consolidated subsidiaries            .7         (3.8)        (4.6)
                                             -----------  -----------  -----------
Net income (loss)                            $     216.8  $       2.0  $    (101.8)
                                             ===========  ===========  ===========
Net income (loss) per share - basic
       and diluted                           $       2.04 $        .02 $       (.94)
                                             ===========  ===========  ===========
Cash dividends per share of common
       stock                                 $        .56 $        .56 $        .56
                                             ===========  ===========  ===========
Average shares of common stock
       (millions)
       Basic                                       106.2        108.4        108.5
                                             ===========  ===========  ===========
       Diluted                                     106.2        108.6        108.5
                                             ===========  ===========  ===========
See Notes to Financial Statements.



Consolidated Statements of Cash Flows

dollar amounts in millions
----------------------------------------------------------------------------------
year ended December 31                              1999       1998      1997
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $  216.8  $    2.0  $ (101.8)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, amortization and
     cost of timber harvested                       202.0     185.4     183.9
   Unusual credits and charges, net                   8.2      61.2     216.6
   Cash settlements of contingencies               (104.0)   (113.2)   (204.8)
   Other adjustments                                 20.4      11.2     (54.5)
   Decrease (increase) in receivables                 7.0      (3.8)     (4.0)
   Decrease (increase) in inventories                13.5       7.1      12.8
   Decrease (increase) in income
     tax refunds receivable                          46.0      33.7      21.8
   Decrease (increase) in prepaid
     expenses                                        (5.9)     (4.0)      4.7
   Increase (decrease) in accounts
   payable and accrued liabilities                   12.7     (64.2)     (1.8)
   Increase (decrease) in income taxes payable        2.6      --        --
   Increase (decrease) in deferred
     income taxes                                    53.3       7.6      15.3
                                                 --------  --------  --------
Net cash provided by operating activities           472.6     123.0      88.2

CASH FLOWS FROM INVESTING ACTIVITIES
Plant, equipment and logging road
   additions                                        (88.3)    (77.8)   (106.2)
Timber and timberland additions                     (29.6)    (44.7)    (49.7)
Assets sale proceeds                                 74.2     367.6      63.6
Acquisitions, including replacement of debt        (726.1)     --       (48.6)
Other investing activities, net                     (13.6)      1.3       1.0
                                                 --------  --------  --------
Net cash provided by
   (used in) investing activities                  (783.4)    246.4    (139.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term notes
   payable                                           --       (22.0)    (13.4)
Long-term borrowings                                629.3     348.6     228.4
Repayment of long-term debt                        (224.6)   (473.9)   (101.0)
Cash dividends                                      (59.2)    (60.7)    (60.7)
Purchase of treasury stock                          (47.9)    (66.5)     (2.9)
Loans to ESOTs                                       --       (15.0)     --
Treasury stock sold to ESOTs                         --        15.0      --
Other financing activities, net                       2.7       (.3)      5.4
                                                 --------  --------  --------
Net cash provided by (used in)
  financing activities                              300.3    (274.8)     55.8
                                                 --------  --------  --------
Net increase (decrease) in
  cash and cash equivalents                         (10.5)     94.6       4.1
Cash and cash equivalents at beginning
  of year                                           126.5      31.9      27.8
                                                 --------  --------  --------
Cash and cash equivalents at end of year         $  116.0  $  126.5  $   31.9
                                                 ========  ========  ========

See Notes to Financial Statements.

Consolidated Statements of Stockholders' Equity dollar and share amounts in millions



                                            Common Stock      Treasury Stock    Additional
                                                                                 Paid-In    Retained
                                           Shares   Amount    Shares   Amount    Capital    Earnings
------------------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1996             116.9  $  117.0     8.2   $ (183.3)  $  472.7   $  1,140.0
Net loss                                     --        --      --         --         --         (101.8)
Cash dividends, $.56 per share               --        --      --         --         --          (60.7)
Issuance of shares for employee stock
    plans and for other purposes             --        --      (1.0)      22.8        (.5)        --
Purchase of treasury stock                   --        --        .1       (2.9)      --           --
Employee Stock Ownership Trust
    contribution                             --        --      --         --         --           --
Currency translation adjustment              --        --      --         --         --           --
Pension liability adjustment                 --        --      --         --         --           --
Other                                        --        --      --         --         --           --
Other comprehensive income (loss)            --        --      --         --         --           --
Total comprehensive income (loss)            --        --      --         --         --           --
                                            -----  --------   -----   --------   --------   ----------
BALANCE AS OF DECEMBER 31, 1997             116.9  $  117.0     7.3   $ (163.4)  $  472.2   $    977.5
Net income                                   --        --      --         --         --            2.0
Cash dividends, $.56 per share               --        --      --         --         --          (60.7)
Issuance of shares for employee stock
    plans and for other purposes             --        --      (1.1)      25.9       (6.8)        --
Purchase of treasury stock                   --        --       3.5      (66.5)      --           --
Employee Stock Ownership Trust
    contribution                             --        --      --         --         --           --
Currency translation adjustment              --        --      --         --         --           --
Pension liability adjustment                 --        --      --         --         --           --
Other                                        --        --      --         --         --           --
Other comprehensive income                   --        --      --         --         --           --
Total comprehensive income                   --        --      --         --         --           --
                                            -----  --------   -----   --------   --------   ----------
BALANCE AS OF DECEMBER 31, 1998             116.9  $  117.0     9.7   $ (204.0)  $  465.4   $    918.8
Net income                                   --        --      --         --         --          216.8
Cash dividends, $.56 per share               --        --      --         --         --          (59.2)
Issuance of shares for employee stock
    plans and for other purposes             --        --      (1.2)      23.6      (20.0)        --
Purchase of treasury stock                   --        --       3.5      (47.9)      --           --
Employee Stock Ownership Trust
    contribution                             --        --      --         --         --           --
Currency translation adjustment              --        --      --         --         --           --
Other                                        --        --      --         --         --           --
Other comprehensive income                   --        --      --         --         --           --
Total comprehensive income                   --        --      --         --         --           --
                                            -----  --------   -----   --------   --------   ----------
BALANCE AS OF DECEMBER 31, 1999             116.9  $  117.0    12.0   $ (228.3)  $  445.4   $  1,076.4
                                            =====  ========   =====   ========   ========   ==========



                                                      Accumulated        Total         Comprehensive
                                         Loans to    Comprehensive    Stockholders'       Income
                                          ESOTs      Income (Loss)       Equity           (Loss)

BALANCE AS OF DECEMBER 31, 1996           $ (61.6)      $ (57.2)      $  1,427.6
Net loss                                     --            --             (101.8)      $ (101.8)
                                                                                       ---------
Cash dividends, $.56 per share               --            --              (60.7)          --
Issuance of shares for employee stock
    plans and for other purposes             --            --               22.3           --
Purchase of treasury stock                   --            --               (2.9)          --
Employee Stock Ownership Trust
    contribution                             23.9          --               23.9           --
Currency translation adjustment              --            --               --            (15.0)
Pension liability adjustment                 --            --               --             (8.2)
Other                                        --            --               --              1.0
                                                                                       ---------
Other comprehensive income (loss)            --           (22.2)           (22.2)         (22.2)
                                                                                       ---------
Total comprehensive income (loss)            --            --               --         $ (124.0)
                                           -----         -----         --------         =========
BALANCE AS OF DECEMBER 31, 1997           $ (37.7)      $ (79.4)      $  1,286.2
Net income                                   --            --                2.0       $    2.0
Cash dividends, $.56 per share               --            --              (60.7)      ---------
Issuance of shares for employee stock
    plans and for other purposes            (15.0)         --                4.1           --
Purchase of treasury stock                   --            --              (66.5)          --
Employee Stock Ownership Trust
    contribution                             23.9          --               23.9           --
Currency translation adjustment              --            --               --             37.1
Pension liability adjustment                 --            --               --             (4.2)
Other                                        --            --               --               .9
                                                                                       ---------
Other comprehensive income                   --            33.8             33.8           33.8
                                                                                       ---------
Total comprehensive income                   --            --               --         $   35.8
                                            -----         -----          --------      =========
BALANCE AS OF DECEMBER 31, 1998           $ (28.8)      $ (45.6)      $  1,222.8
Net income                                   --            --              216.8       $  216.8
                                                                                       ---------
Cash dividends, $.56 per share               --            --              (59.2)          --
Issuance of shares for employee stock
    plans and for other purposes             --            --                3.6           --
Purchase of treasury stock                   --            --              (47.9)          --
Employee Stock Ownership Trust
    contribution                             21.9          --               21.9           --
Currency translation adjustment              --            --               --              1.7
Other                                        --            --               --               .3
                                                                                       ---------
Other comprehensive income                   --            2.0              2.0            2.0
                                                                                       ---------
Total comprehensive income                   --            --               --         $  218.8
                                            =====         =====          ========      =========
BALANCE AS OF DECEMBER 31, 1999           $  (6.9)      $ (43.6)      $  1,360.0
                                            =====         =====          ========


    See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations

         Louisiana-Pacific Corporation and its subsidiaries (collectively L-P or the Company) are principally engaged in the manufacture of building products, and to a lesser extent, market pulp. Through its foreign subsidiaries, the Company also maintains manufacturing facilities in Canada and Ireland. The principal customers for the Company's building products are retail home centers, builders, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia and Europe. The principal customers for its pulp products are brokers in Asia and Europe, with minor sales in North America.

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

Principles of Presentation

         The consolidated financial statements include the accounts of Louisiana-Pacific Corporation and all of its subsidiaries, after elimination of intercompany balances and transactions.

Earnings Per Share

         Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the periods. The effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) is not included in the calculation of diluted earnings per share for years in which losses are reported because the effect is anti-dilutive. Shares held by L-P's Employee Stock Ownership Trusts (ESOTs) which were acquired by the ESOTs on or after January 1, 1994 and have not been allocated to participants' accounts, are not considered outstanding for purposes of computing earnings per share (227,161 shares at December 31, 1999, 1,206,671 shares at December 31, 1998 and 763,786 shares at December 31, 1997).

Cash and Cash Equivalents

         L-P considers all highly liquid securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash paid during 1999, 1998 and 1997 for interest (net of capitalized interest) was $46.2 million, $40.5 million and $29.2 million. Net cash paid (received) during 1999, 1998 and 1997 for income taxes was $39.3 million, $(25.5) million and $(80.7) million.

         L-P invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. In addition, L-P generally holds its cash investments until maturity and is therefore not subject to significant market risk.

Inventory Valuation

         Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. Inventory quantities are determined on the basis of physical inventories, adjusted where necessary for intervening transactions from the date of the physical inventory to the end of the year. The major types of inventories are as follows (work in process is not material):


-------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
-------------------------------------------------------------------------------------------------------------------
December 31                                                                  1999              1998
-------------------------------------------------------------------------------------------------------------------
Logs                                                                      $   104.1          $   89.8
Other raw materials                                                            47.9              23.5
Finished products                                                             159.4             127.6
Supplies                                                                       28.4              17.4
LIFO reserve                                                                  (46.4)            (52.6)
                                                                          ---------          --------
     Total                                                                $   293.4          $  205.7
===================================================================================================================


         A reduction in LIFO inventories in 1999 and 1998 resulted in a reduction of cost of sales of $8.8 million and $15.8 million.

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

         L-P capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 1999, 1998 and 1997 was $.3 million, $1.6 million and $4.8 million.

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

ASSET IMPAIRMENTS

         Long-lived assets to be held and used by the Company and goodwill are reviewed for impairment when events and circumstances indicate costs may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value is written down to its estimated realizable value. Assets to be disposed of are written down to their estimated fair value, less sales costs. See Note 7 to the financial statements for a discussion of charges in 1999, 1998 and 1997 related to impairments of property, plant and equipment.

DERIVATIVE FINANCIAL INSTRUMENTS

         In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133, as amended by SFAS 137, will be effective for L-P beginning January 1, 2001. L-P is currently determining the impact this statement will have on the Company's financial statements and related disclosures.

FOREIGN CURRENCY TRANSLATION

         The functional currency for the majority of the Company's foreign subsidiaries is the U.S. dollar. The financial statements of foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and using the exchange rate at the balance sheet date for the remaining assets and liabilities. A weighted average exchange rate is used for each period for revenues and expenses. Transaction gains of losses are recorded in income. In cases where the local currency is the functional currency, translation adjustments are recorded in the Accumulated Comprehensive Income section of Stockholder's Equity.

GOODWILL

         Goodwill has resulted from acquisitions and is being amortized on a straight-line basis primarily over 15 years. The amortization period of goodwill is periodically reviewed by the Company. Accumulated amortization was $12.9 million and $8.6 million at December 31, 1999 and 1998.

NOTES RECEIVABLE

         Notes receivable from asset sales are related to transactions which occurred during 1997 and 1998. These notes provide collateral for L-P's limited recourse notes payable (see Note 4 to the financial statements).

         In 1997, L-P received $49.9 million in notes from a third party. The notes are due in principal payments of $20.0 million in 2008, $20.0 million in 2009 and $9.9 million in 2012. Interest is to be received in semi-annual installments with rates varying from 5.62% to 7.5%.

         In 1998, L-P received $353.9 million in notes from a third party. The notes are due in principal payments of $70.8 million in 2006, $54.3 million in 2008, $115.1 million in 2010, $91.4 million in 2013 and $22.3 million in 2018.
The weighted average interest rate of the notes is 7%.

         L-P believes the fair value of these notes at December 31, 1999 and 1998 was approximately $361 million and $410 million.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       Accounts Payable and Accrued Liabilities

----------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------
December 31                                               1999                  1998
----------------------------------------------------------------------------------------
Accounts payable                                     $    195.0            $    127.3
Salaries and wages payable                                 40.6                  23.0
Taxes other than income taxes                               9.3                   5.0
Workers' compensation                                      15.5                  13.1
Other accrued liabilities                                  46.1                  24.1
----------------------------------------------------------------------------------------
                                                     $    306.5            $    192.5
========================================================================================


3.    Income Taxes

Income (loss) before taxes and minority interest was taxed under the following jurisdictions:

----------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------
year ended December 31                     1999               1998              1997
----------------------------------------------------------------------------------------
Domestic                                $    260.5          $    .1         $    (87.0)
Foreign                                       96.5             12.5              (63.8)
----------------------------------------------------------------------------------------
                                        $    357.0          $  12.6         $   (150.8)
========================================================================================


   Provision (benefit) for income taxes includes the following:

----------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------
year ended December 31                       1999             1998              1997
----------------------------------------------------------------------------------------

Current tax provision (benefit):
U.S. federal                            $     45.8          $   3.1         $    (65.0)
State and local                               12.9               .3               (4.3)
Foreign                                       23.6             (2.7)               2.8
----------------------------------------------------------------------------------------
Net current tax provision
 (benefit)                              $     82.3          $    .7         $    (66.5)
========================================================================================

Deferred tax provision (benefit):
U.S. federal                            $     65.7          $  59.6         $     32.2
State and local                                6.9              6.3                3.4
Foreign                                      (15.4)           (52.2)             (13.5)
----------------------------------------------------------------------------------------
Net deferred tax provision
 (benefit)                              $     57.2          $  13.7         $     22.1
========================================================================================


                  The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

----------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------
December 31                                                   1999              1998
----------------------------------------------------------------------------------------
Property, plant and equipment                            $    203.2        $    116.6
Timber and timberlands                                        113.9             148.0
Inventories                                                    (4.2)             (1.3)
Accrued liabilities                                           (19.8)           (101.4)
Contingency reserves                                         (119.5)           (142.4)
Benefit of capital loss and NOL carryovers                    (24.8)            (28.0)
Benefit of foreign ITC carryover                              (36.5)            (61.0)
Benefit of U.S. alternative minimum tax
  credit                                                       --               (20.0)
Installment sale gain deferral                                147.3             147.1
Other                                                          16.4              14.8
Valuation allowance                                             9.5              38.0
----------------------------------------------------------------------------------------
Net deferred tax liability                                    285.5             110.4
Net current deferred tax assets                              (110.8)            (93.2)
----------------------------------------------------------------------------------------
Net non-current deferred tax liabilities                 $    396.3        $    203.6
========================================================================================


         L-P's Canadian subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$66 million (Canadian dollars). These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$2 million in 2000, C$45 million in 2001, C$4 million in 2003, C$13 million in 2004, C$1 million in 2005 and C$1 million in 2006. The $25 million of capital loss and net operating loss (NOL) carryover amount included in the above table consists of $15 million of state NOL carryovers which will expire in various years through 2013, and $10 million of Canadian capital loss carryovers which may be carried forward indefinitely. L-P has recorded a valuation allowance against the entire Canadian capital loss carryover amount. The change in the valuation allowance from 1998 to 1999 primarily represents a reclassification to deferred taxes related to property, plant and equipment as a result of a tax basis reduction upon the expected utilization of Canadian investment tax credits.

         U.S. taxes have not been provided on foreign subsidiaries' earnings of approximately $98.2 million which are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical.

         The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:


-----------------------------------------------------------------------------------------
year ended December 31                           1999              1998         1997
-----------------------------------------------------------------------------------------
Federal tax rate                                  35%               35%         (35)%
State and local income taxes                       3                 4           (4)
Nondeductible fines                               --                51           --
Foreign tax credits used                          --               (35)          --
Other foreign tax effects                         --                20            6
Nondeductible goodwill                             1                41           (1)
Other, net                                        --                (2)           5
                                                _____             _____         _____
                                                  39%              114%         (29)%
========================================================================================

4.       Long-term Debt
------------------------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------------------------
                                                            Interest Rate
                                                              at Dec. 31,                   December 31,
                                                                1999                    1999           1998

Limited recourse notes payable -
Senior secured notes, payable 2008-2012,
    interest rates fixed                                       7.1-7.5%              $    47.9      $   47.9
Senior secured notes, payable 2006-2018,
    interest rates fixed                                        6.8-7.3                  348.6         348.6
Project bank financing -
  Waterford, Ireland, OSB plant,
  payable in Irish pounds through 2002,
  interest rate variable                                          6.0                     12.8          28.1
Project revenue bond financings,
  payable through 2022, interest rates
  variable                                                      4.6-7.4                   39.3          25.6
Employee Stock Ownership Trust (ESOT) Loans
  Hourly ESOT, repaid in 1999                                     --                       --            8.5
  Salaried ESOT, repaid in 1999                                   --                       --            6.0
Forex bridge loan - unsecured, payable
  March 2000, interest rate variable                              6.7                    240.0           --
Forex bridge loan - unsecured, payable
  September 2004, interest rate variable                          6.9                    126.6           --
Evans bridge loan - unsecured, payable
  September 2004, interest rate variable                          7.0                     94.0           --
Notes payable to former Forex shareholders,
  unsecured, payable annually through 2003,
  interest rate variable                                          5.4                    139.9           --
Montrose penalty liability, repaid in 1999                        --                       --           25.0
Other, interest rates vary                                      7.1-8.3                   10.6           4.2
-------------------------------------------------------------------------------------------------------------------
Total                                                                                  1,059.7         493.9
Current portion                                                                          (44.9)        (34.1)
-------------------------------------------------------------------------------------------------------------------
Net long-term debt                                                                   $ 1,014.8       $ 459.8
===================================================================================================================


         L-P believes the carrying amounts of long-term debt approximate fair market value because the interest rates are variable, with the exception of limited recourse notes payable which L-P believes have a fair value of approximately $359 million and $402 million at December 31, 1999 and 1998. Project bank financings are typically secured by the underlying assets of the related project. The limited recourse notes payable are collateralized by notes receivable from asset sales. Many of L-P's loan agreements contain lender's standard covenants and restrictions. L-P was in compliance with all of the covenants and restrictions of these agreements at December 31, 1999.

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

         In 1997, L-P issued $47.9 million of senior debt in a private placement to institutional investors. The notes mature in principal amounts of $20 million in 2008, $20 million in 2009, and $7.9 million in 2012. They are secured by $49.9 million in notes receivable from Sierra Pacific Industries.

         L-P utilized two bridge loan facilities to finance the acquisition of Forex. L-P borrowed $300 million under a Bank of America bridge facility which was subsequently paid down to $240 million. This facility expires in March 2000 and bears interest based on LIBOR rates plus a spread of .58%. L-P intends to refinance this facility with the $300 million revolving line discussed below or with issuance of long term notes (see below). L-P also had outstanding $126.6 million of $250 million capacity under a Centric Capital bridge facility. This loan bears interest based on LIBOR rates plus a spread of .75%. Additionally, the tender offer allowed Forex shareholders to take cash or notes. Notes were issued to Forex shareholders in a total amount of C$201.9 million (approximately US $139.9 million). These notes bear interest at Canadian LIBOR rates plus a spread of .75%. The notes will be repaid over a period of four years.

         L-P borrowed an additional $94 million under the Centric Capital bridge facility to finance the acquisition of the assets of Evans.

         At December 31, 1999, L-P had a $300 million unsecured revolving facility with a group of banks which expires in 2002. L-P pays a commitment fee on the unused portion and there were no outstanding borrowings at year-end. Additionally, LPC has a $50 million (Canadian) revolving credit facility which expires in March 2000. LPC pays a commitment fee on the unused portion but had no borrowings outstanding against the line at year-end.

         The weighted average interest rate for all debt at December 31, 1999 and 1998 was 6.7 percent and 6.8 percent. Required repayment of principal for long-term debt, based on assumed refinancings, is as follows:

----------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------
year ended December 31

2000                                                  $     44.9
2001                                                        42.3
2002                                                       278.4
2003                                                        35.8
2004                                                       237.6
2005 AND AFTER                                             420.7
----------------------------------------------------------------------------------------
Total                                                 $  1,059.7
========================================================================================


         L-P anticipates filing a registration statement for $750 million of debt securities to be offered from time to time in one or more series. The amount, price and other terms of any such offering will be determined on the basis of market conditions and other factors existing at the time of such offering. The proceeds from the sale of such securities are anticipated to be used by L-P to refinance a portion of its existing indebtedness and for general corporate purposes.

5.    Retirement Plans

         L-P maintains tax-qualified Employee Stock Ownership Trusts (ESOTs) for eligible salaried and hourly employees in the U.S. under which 10 percent of the eligible employees' annual earnings are contributed to the trusts. Approximately 7,100 L-P employees participate in the ESOTs. For years beginning after December 31, 1999, the flat 10 percent contribution will be discontinued and contributions will be made as described below.

         The annual allocation of shares to participant accounts and compensation expense are generally based on the ESOTs' cost of the shares. However, as required, compensation expense in the financial statements for shares purchased by the ESOTs after 1993 is based on the market value of the shares at the time of allocation. L-P's ESOTs held a total of approximately 9.9 million shares at December 31, 1999 of which approximately 9.7 million were allocated to participants' accounts. ESOT expense is included in the retirement plan expense table below.

         Effective January 1, 2000, L-P will be amending and reactivating the L-P Retirement Plan, a defined benefit plan which was initially frozen in 1994. Contributions to the plan of 5% of eligible participants' earnings, as defined in the plan, will be made by L-P with interest credited to participants' accounts. Prior vested benefits will be converted to a lump-sum balance. Effective October 1, 1999, the ESOTs were amended to allow for 401(k) deferrals. Effective January 1, 2000, 401(k) deferrals will be matched by L-P as follows:
100% match on the first 3% deferral and 25% match on the next 2% deferral for a maximum of a 3.5% matching contribution. Additionally, under new profit sharing plans which become effective January 1, 2000, discretionary profit sharing contributions of up to 3% of eligible employees' earnings, as defined in the plans, may be made by L-P for eligible participants employed at the end of each year. The Hourly and Salaried ESOTs will be merged with the respective new profit sharing plans effective December 31, 1999 for the salaried plans and December 31, 2000 for the hourly plans.

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

         L-P also has a number of defined benefit pension plans covering its hourly employees, most of which are frozen. Contributions to these plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging from 10 to 20 years. Contributions to multiemployer defined benefit plans are specified in applicable collective bargaining agreements.

         L-P also has a Supplemental Executive Retirement Plan (SERP), a non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years prior to retirement. The projected benefit obligation was $3.3 million at December 31, 1999. Expense for this plan is included in the retirement plan expense table below. L-P established a grantor trust to informally provide funding for the benefits payable under the SERP and a deferred compensation plan. During 1999, L-P contributed $4.4 million to the trust. The funds were invested in corporate-owned life insurance policies. At December 31, 1999 and 1998, the trust assets were valued at $13.5 million and $8.6 million and are included in other assets in L-P's consolidated balance sheet.

The status of L-P administered qualified defined benefit pension plans is as follows:

---------------------------------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------------------------------
December 31                                              1999                                        1998
---------------------------------------------------------------------------------------------------------------------------
                                            Plan with            Plans with             Plan with             Plan with
                                            assets in           accumulated             assets in           accumulated
                                            excess of              benefits             excess of              benefits
                                          accumulated             in excess           accumulated             in excess
                                             benefits             of assets              benefits             of assets
Projected benefit obligation                $  12.3                $179.0                $ 11.8                $110.6
Plan assets                                    13.3                 146.9                  13.9                  93.0
---------------------------------------------------------------------------------------------------------------------------
   Net funded (unfunded)
     status                                     1.0                 (32.1)                  2.1                 (17.6)
Unrecognized asset at
     transition                                  --                  (3.3)                   --                  (4.9)
Unrecognized net loss
     and other                                  4.4                  41.8                   3.7                  34.8
Adjustment to recognize
   Minimum liability                             --                 (29.9)                   --                 (29.9)
---------------------------------------------------------------------------------------------------------------------------
Net prepaid (accrued)
   pension expense                          $   5.4                $(23.5)               $  5.8                $(17.6)
===========================================================================================================================


Retirement plans changes and components are as follows:

------------------------------------------------------------------------------------------
dollar amounts in millions
------------------------------------------------------------------------------------------
December 31                                               1999                      1998
------------------------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation - January 1                          $122.4                  $  114.3
Service cost                                               2.8                       1.1
Interest cost                                             10.9                       7.9
Amendments                                                17.3                       --
Actuarial (gain)/loss                                    (14.7)                      4.8
Acquisitions                                              61.0                       --
Benefits paid                                             (8.4)                     (5.7)
------------------------------------------------------------------------------------------
Benefit obligation - December 31                        $191.3                  $  122.4
==========================================================================================

CHANGE IN ASSETS
Fair value of assets - January 1                        $106.9                  $   102.2
Actual return on plan assets                               5.0                        7.4
Employer contribution                                      1.6                        3.0
Acquisitions                                              55.1                        --
Benefits paid                                             (8.4)                      (5.7)
------------------------------------------------------------------------------------------
Fair value of assets - December 31                      $160.2                  $   106.9
==========================================================================================



Reconciliation of Funded Status

Funded status                                           $  (31.1)                  $ (15.5)
Unrecognized actuarial loss                                 27.8                      37.1
Unrecognized prior service cost                             18.4                       1.4
Unrecognized asset at transition                            (3.3)                     (4.9)
--------------------------------------------------------------------------------------------
Prepaid benefit cost                                    $   11.8                   $  18.1
============================================================================================

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost                                        $5.4                    $  5.8
Accrued benefit liability                                  (23.5)                    (17.6)
Deferred tax asset                                          11.6                      11.6
Accumulated other comprehensive income                      18.3                      18.3
--------------------------------------------------------------------------------------------
Net amount recognized                                      $11.8                     $18.1
============================================================================================


         The actuarial assumptions used to determine pension expense and the funded status of the plans were: a discount rate on benefit obligations of 7.50% in 1999, 6.75% in 1998 and 7.25% in 1997; an 8.75% expected long-term rate of return on plan assets for all three years; and a 4.5% increase in future compensation levels for non-frozen plans.

Retirement plan expense included the following components:

----------------------------------------------------------------------------------------
dollar amounts in millions
----------------------------------------------------------------------------------------
year ended December 31                           1999              1998             1997
----------------------------------------------------------------------------------------
Benefits earned by employees                   $  2.8           $   1.1           $   .2
Interest cost on projected benefit
 obligation                                      10.9               7.9              7.9
Return on plan assets                           (12.6)             (9.2)            (9.0)
Net amortization and deferral                      .8               (.5)            (1.0)
-----------------------------------------------------------------------------------------
Net periodic pension
  expense (income)                                1.9               (.7)            (1.9)
Expense related to ESOTs,
  multiemployer, defined contribution
  and non-qualified plans                        26.6              26.0             28.8
Loss from settlement of pension
  Plan                                            --                --               7.3
  --------------------------------------------------------------------------------------
Net retirement plan expense                    $ 28.5           $  25.3           $ 34.2
========================================================================================


         The assets of the plans at December 31, 1999 and 1998 consist of government obligations, equity securities and cash and cash equivalents.

         L-P has several plans which provide minimal postretirement benefits other than pensions. Net expense related to these plans was not significant. L-P does not generally provide post-employment benefits.

6.    Stock Options and Plans

         The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans for grants on or after January 1, 1995. As permitted by SFAS 123, L-P has elected to adopt only the disclosure provisions of the standard and has therefore recorded no compensation expense for certain stock option plans and all stock purchase plans. Had compensation expense for L-P's stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the fair value methodology of SFAS 123, L-P's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


---------------------------------------------------------------------------------------------------------------
dollar amounts in millions, except per share
---------------------------------------------------------------------------------------------------------------
year ended December 31                                  1999                1998                 1997
---------------------------------------------------------------------------------------------------------------

Net income (loss)
As reported                                         $   216.8            $  2.0              $  (101.8)
Pro forma                                               209.4              (4.0)                (108.6)

Net income (loss) per share - basic and diluted
As reported                                         $     2.04           $   .02             $     (.94)
Pro forma                                                 1.97              (.04)                 (1.00)
===============================================================================================================


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the following assumptions: a 2.3 percent to 4.6 percent dividend yield; volatility of 40 percent in 1999, 39 percent in 1998 and 27 percent in 1997; and an average risk free interest rate of 5.0 percent in 1999, 5.3 percent in 1998 and 6.6 percent in 1997.

STOCK OPTION PLANS

         L-P grants options to key employees and directors to purchase L-P common stock. The options are granted at 100 percent of market price at the date of grant. The options become exercisable over 3 years beginning one year after the grant date and expire 10 years after the date of grant. At December 31, 1999, 2.9 million shares were available under the current stock award plan for future option grants and all other stock-based awards.

Changes in options outstanding and exercisable were as follows:

---------------------------------------------------------------------------------------------------------------
share amounts in thousands                                       Number of Shares
---------------------------------------------------------------------------------------------------------------
year ended December 31                             1999              1998            1997
---------------------------------------------------------------------------------------------------------------

Options outstanding at January 1                  2,823             2,373           1,678
Options granted                                   1,235               905             928
Options exercised                                  (183)             (113)           (155)
Options cancelled                                  (654)             (342)            (78)
---------------------------------------------------------------------------------------------------------------
Options outstanding at December 31                3,221             2,823           2,373
===============================================================================================================
Options exercisable at December 31                1,246             1,170             912
===============================================================================================================



WEIGHTED AVERAGE PRICE PER SHARE
--------------------------------------------------------------------------------
year ended December 31                  1999              1998              1997
--------------------------------------------------------------------------------

EXERCISE PRICE
Options granted                       $19.13            $19.09            $19.97
================================================================================
Options exercised                     $16.92            $14.85            $13.91
================================================================================
Options cancelled                     $21.68            $21.08            $24.21
================================================================================
Options outstanding                   $19.79            $18.11            $21.09
================================================================================
Options exercisable                   $20.46            $21.41            $21.09
================================================================================
FAIR VALUE AT DATE OF GRANT
Options granted                       $ 7.55           $  5.73           $  6.05
================================================================================


PERFORMANCE-CONTINGENT STOCK AWARDS

         L-P has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of L-P common stock determined by comparing L-P's cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the award. Awards are granted at a target share level. Depending on L-P's four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target. L-P did not record any compensation expense related to these awards in 1999, 1998, or 1997 based on the cumulative stockholders return for the applicable periods.

         Changes in performance-contingent stock awards were as follows:

-------------------------------------------------------------------------------------------------
                                                              Number Of Shares
-------------------------------------------------------------------------------------------------
year ended December 31                           1999                     1998               1997
-------------------------------------------------------------------------------------------------
Target shares - awards outstanding at
  January 1                                    97,370                   54,569                ---
Target shares - awards granted                 57,271                   64,064             54,569
Target shares - awards cancelled                 ----                  (21,263)               ---
-------------------------------------------------------------------------------------------------
Target shares - awards outstanding at
  December 31                                 154,641                   97,370             54,569
=================================================================================================


STOCK PURCHASE PLANS

         L-P offers employee stock purchase plans to most employees. Under each plan, employees may subscribe to purchase shares of L-P stock over 24 months at 85 percent of the market price. At December 31, 1999, 441,866 and 129,893 shares were subscribed at $13.04 and $17.72 per share under the 1999 and 1998 Employee Stock Purchase Plans. During 1999, L-P issued 65,237 shares to employees at an average price of $15.39 under all Employee Stock Purchase Plans.

EXECUTIVE LOAN PROGRAM

         In November 1999, a subcommittee of the Compensation Committee of the Board of Directors approved an Executive Loan Program under which up to 1,700,000 shares of common stock were offered by

L-P for purchase, prior to January 23, 2000, by L-P's executive officers and other executives designated by its chief executive officer. Participants were permitted to borrow from L-P up to 100 percent of the price of the shares to be purchased, which was equal to the closing price of L-P's stock on the date of delivery of an election to participate to L-P. The maximum amount an individual was permitted to borrow was three times his or her annual base pay.

         The loans bear interest at the annual rate of 6.02 percent. Interest and principal are due and payable at the earlier of January 23, 2005, or 30 days following the executive's resignation or involuntary termination of employment. The loans are unsecured. If an executive with a loan outstanding remains employed by L-P on January 23, 2005, or dies or becomes disabled while employed prior to the date, one-half of the loan principal and accrued interest will be forgiven if the executive still owns all the shares purchased under the program and the common stock has traded on the NYSE at a price of at least $23 per share (subject to adjustments for stock dividends or other recapitalizations) for at least five consecutive trading days during the preceding 12 months.

         A total of 925,177 shares of common stock were purchased by 18 executives during the period from November 29, 1999 to December 3, 1999 for a total price of $11.1 million. The transactions were recorded as a decrease in Treasury Stock and a decrease in Additional Paid-In Capital. The compensation expense in 1999 related to this program was not material.

7.    Unusual Credits and Charges, Net

         The major components of "Unusual Credits and Charges, Net" in the statements of income for the years ended December 31, were as follows:


dollar amounts in millions
-------------------------------------------------------------------------------------------------
year ended December 31                                    1999              1998             1997
-------------------------------------------------------------------------------------------------
Additions to contingency reserves                     $  (20.0)         $ (284.5)       $  (169.0)
Long-lived asset impairment charges                       (7.6)           (162.9)           (35.0)
Gain on asset sales                                       19.7             381.3             55.6
Gain on insurance recoveries                               --               28.4              --
Gain on contract settlement                                7.0              --              135.0
Severance and other                                       (7.3)            (10.1)           (19.1)
-------------------------------------------------------------------------------------------------
                                                      $   (8.2)         $  (47.8)       $   (32.5)
==================================================================================================


1999

         In the third quarter, L-P's Ketchikan Pulp Company (KPC) subsidiary increased its reserves for environmental liabilities by $20.0 million as a result of changes in facts and circumstances at KPC sites and as a result of additional facts discovered, largely during activities to prepare for the sale of the majority of KPC assets. This is an estimate primarily for future costs of remediation of hazardous or toxic substances on various sites owned or used by KPC and for closing and monitoring activities.

         In the third quarter, L-P recorded a $7.6 million asset impairment charge primarily in relation to the sale of the KPC facilities to reduce the carrying value of the fixed assets sold to fair value at the date of sale. The sale of KPC assets for approximately $11.5 million in cash and promissory notes was completed in November 1999.

         In 1999, L-P recorded total gains on the sale of assets of $19.7 million. In the second quarter, L-P sold timber and approximately 5,500 acres of timberlands in Texas recording a $5.2 million gain on the sale. In December 1999, L-P sold the assets of its Associated Chemists, Inc. (ACI) subsidiary, recording a gain of $14.5 million. ACI is a manufacturer of coatings and chemicals.

         In the third quarter, KPC recorded a $5.0 million gain under the 1997 agreement with the U.S. government (see below under the heading "1997" for further discussion of this agreement) based on satisfaction of requirements under the agreement. KPC also received $2.0 million from a local government agency upon satisfaction of certain obligations with that agency.

         Other losses of $7.3 million are primarily to due to the write off of a note receivable received in a sale of assets in the prior year.

1998

         In 1998, L-P increased its reserves for litigation and environmental liabilities by $284.5 million. Of this total, $257.7 million related to adjustments to then current estimates of liabilities for product-related litigation and legal costs, including enhancements to the national siding class-action settlement. Those estimates are based on management's regular monitoring of changes in the facts and circumstances surrounding the various legal and environmental matters and related accruals. Additional charges were taken for the settlement of the Montrose criminal matter and adjustments to then current estimates of environmental liabilities and other litigation. See Note 8 to the financial statements for a further discussion of significant litigation and environmental matters.

         L-P recorded long-lived asset impairment charges totaling $162.9 million on its pulp mill in Chetwynd, British Columbia, a roof shake plant in California, logging roads in Alaska and the assets of the Creative Point, Inc. subsidiary.

         In the third quarter of 1998, L-P decided to sell or liquidate the Chetwynd pulp mill facility. In connection with this decision, management estimated the fair value of the facility, taking into account relevant factors such as the continuing Asian economic crisis and the numerous pulp mills being offered for sale by others. This valuation resulted in a $136.1 million write-down of the facility, including the cumulative translation adjustment of $50.2 million previously recorded within stockholders' equity. The operating loss of this facility in 1998 was approximately $23 million. Although management is currently pursuing disposal or liquidation of the facility, due to market conditions the timing of such disposal or liquidation is not presently determinable.

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

         The logging roads in Alaska will cease to be used by L-P following the expiration of a timber harvesting agreement with the U.S. Forest Service. The agreement was scheduled to expire in 1999, subject to extension under certain circumstances. As part of its budgeting process for 1999, L-P determined that the logging roads were impaired based on the expected operating results of KPC through the scheduled expiration date of the agreement. Accordingly, L-P recorded a $10 million write-down on these logging roads in the third quarter of 1998.

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

         Charges for severance and other costs, primarily at the roof shake plant, totaled $10.1 million in 1998. The severance charges were $.5 million for approximately 110 employees of the roof shake facility (as of December 31, 1999 $.3 million had been paid and charged against the liability). Included in the total are inventory write-downs and other shut-down related costs at the roof shake plant totaling $6.1 million. Additionally, L-P wrote off $3.5 million of deferred start-up costs upon adoption of a new accounting standard.

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

         L-P recorded long-lived asset impairment charges totaling $35.0 million on the assets of its subsidiary in Ireland and the roof shake plant in California (this estimate was subsequently revised in 1998). L-P began reviewing options for disposing of the assets in Ireland and determined that an impairment charge was appropriate. Although management is currently pursuing disposal options, the timing of such disposal is not presently determinable. The total asset write-down for this facility was $15.0 million. L-P's share of this subsidiary's loss in 1997 was approximately $11 million. The roof shake plant was part of the portfolio of non-strategic assets announced for sale in October 1997. As discussed above, this asset was not sold due to market conditions and was permanently shut-down in 1998. Based on then current estimates, the asset was written-down $20 million. The operating loss of this facility was approximately $4 million in 1997. The net carrying amount of the above assets to be disposed of was approximately $64 million after the write-downs were recorded.

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

8.    Contingencies

ENVIRONMENTAL PROCEEDINGS

         In March 1995, KPC entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's former pulp mill during the late 1980's and early 1990's. These agreements were subsequently approved by the U.S. District Court for the District of

Alaska. Although KPC sold the mill site and related facilities in 1999, it remains obligated under these agreements to undertake certain projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.7 million (of which approximately $1.8 million had been spent at December 31, 1999).

         L-P is involved in a number of other environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes. Based on the information currently available, management believes that any fines, penalties or other costs or losses resulting from these matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

         L-P maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $48.2 million and $27.9 million at December 31, 1999 and 1998, respectively, of which $18.2 million and $9.1 million related to matters associated with the operations formerly conducted by KPC. The remainder of these balances were primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company and closing and monitoring landfills. L-P's estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. L-P regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time. L-P's estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms. In those instances in which L-P's estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, L-P does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties.

         The activity in L-P's reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

---------------------------------------------------- --------------- --------------- --------------
dollar amounts in millions
---------------------------------------------------- --------------- --------------- --------------
year ended December 31                                    1999            1998           1997
---------------------------------------------------- --------------- --------------- --------------
Beginning balance                                      $   27.9        $   29.3        $   49.9
Accrued to expense during the year                         24.7            24.2             3.4
Liabilities of acquired companies                           7.5            --              --
Payments made                                             (18.3)          (20.1)          (30.7)
Other                                                       6.4            (5.5)            6.7
---------------------------------------------------- --------------- --------------- --------------
Ending balance                                         $   48.2        $   27.9        $   29.3
==================================================== =============== =============== ==============


         In the first quarter of 1997, operations at the KPC pulp mill ceased. Based upon the information then available to it, L-P refined its original estimates of the liabilities for the Ward Cove investigation and remediation, mill site and landfill investigation and remediation, asbestos abatement and demolition and asset removal and accrued an additional $3.3 million.

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

         In 1999, KPC increased its reserves for environmental liabilities by $23.7 million (including $20.0 million charged to Unusual Credits and Charges,
Net) as a result of changes in facts and circumstances at KPC sites and as a result of additional facts discovered, largely during activities to prepare for the sale of the majority of KPC assets. This is an estimate primarily for future costs of remediation of hazardous or toxic substances on various sites owned or used by KPC and for closing and monitoring activities. The remaining 1999 accruals related to revised estimates at other sites.

COLORADO CRIMINAL PROCEEDINGS

         In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. Pursuant to a guilty plea to certain criminal violations entered in May 1998, (i) L-P paid penalties of $37 million (of which $12 million was paid in 1998 and the balance was paid in the second quarter of 1999), and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed. The terms of L-P's probation require, among other things, that L-P not violate any federal, state or local law.

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

OSB SIDING MATTERS

         In 1994 and 1995, L-P was named as a defendant in numerous class action and nonclass action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or purchased or used OSB siding manufactured by L-P. In general, the plaintiffs in these actions alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud and other theories related to alleged defects, deterioration or failure of OSB siding products.

         In June, 1996, the U.S. District Court for the District of Oregon approved a settlement between L-P and a nationwide class composed of all persons who own, have owned, or acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator, is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

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

         The settlement requires L-P to contribute $275 million to the settlement fund. Approximately $269 million of that obligation had been satisfied at December 31, 1999 through cash payments of $259 million on a discounted basis. L-P's remaining mandatory contributions to the settlement fund are due in 2000 (approximately $2 million), 2001 (approximately $2 million), and 2002 (approximately $2 million). In addition to its mandatory contributions, at December 31, 1999, L-P had paid, on a discounted basis, approximately $96 million of its two $50 million funding options, at a cost to L-P of approximately $65 million.

         At December 31, 1999, the estimated cumulative total of approved claims under the settlement agreement exceeded the sum of L-P's historical mandatory and optional contributions and remaining mandatory contributions to the settlement fund by approximately $322 million. Claims accounting for approximately $293 million of this excess are eligible for participation in the second settlement fund described below. In addition, approximately 90% of the approximately 11,000 claims that had been filed but not yet processed at December 31, 1999 will, to the extent subsequently approved, be eligible for participation in the second settlement fund.

         Subject to the exceptions noted above, the second settlement fund represents an alternative source of payment for all approved and unpaid claims filed (or post-marked for filing) within the second settlement fund period. In early 2000, eligible claimants electing to participate in the second settlement fund will be offered a pro rata share of the $125 million second settlement fund in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Eligible claimants who accept their pro rata share may not file additional claims under the settlement or arbitrate the amount of their payments. Eligible claimants who elect not to participate in the second settlement fund will remain bound by the terms of the original settlement. Because such claimants who elect not to participate in the second settlement fund will not be eligible to receive payment under the original settlement prior to August, 2004, and will be subject to the risk of the original settlement terminating as described below, L-P believes that eligible claimants will have a substantial incentive to elect to participate in the second settlement fund. However, if L-P is dissatisfied with the number of claimants who elect to participate in the second settlement fund, L-P may, at its sole option, refuse to fund the second settlement fund. In that event, the second settlement fund will be canceled and all the claimants who had elected to participate in it will be governed by the original settlement. L-P presently expects to make its decision regarding the funding of the second settlement fund in the second or third quarter of 2000.

         Based upon the payments that L-P has committed to make, the settlement will continue in effect until at least August 2003. Within 60 days after December 31, 2002, which is the last date for a class member to file a claim under the settlement, the Claims Administrator shall notify L-P of the dollar value of all remaining unfunded and approved claims. L-P shall then have 60 days to notify the Claims Administrator whether L-P elects to fund all such remaining claims. If L-P elects to fund those claims, then L-P will pay by the end of the next 12-month period (2004) the greater of : (i) 50% of the aggregate sum of those claims (with the remaining

50% to be paid by 12 months thereafter in 2005); or (ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims paid 12 months thereafter in 2005). If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after August 2003.

         If L-P makes all contributions to the original settlement fund required under the settlement agreement, including all additional optional contributions as specified above, class members will be deemed to have released L-P from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, L-P was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs.

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

ABT HARDBOARD SIDING MATTERS

         ABT, ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in six other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. ABT and Abitibi have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jasper County, Texas on October 5, 1999. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below. Except in the case of certain of the putative class actions that have been stayed, the ABT Entities have filed answers in these proceedings that deny all material allegations of the plaintiffs and assert affirmative defenses. L-P intends to cause the ABT Entities to defend these proceedings vigorously.

         L-P, the ABT Entities and the Abitibi Entities have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jackson County, Missouri on April 22, 1999, and L-P, the ABT Entities and Abitibi have been named as defendants in a putative class action proceeding filed in the District Court of Johnson County, Kansas on July 14, 1999. These actions were brought on behalf of purported classes of persons in Missouri and Kansas, respectively, who own or have purchased hardboard siding manufactured by the defendants. In general, the plaintiffs in these proceedings have claimed breaches of warranty, fraud, misrepresentation, negligence, strict liability and other theories related to alleged defects, deterioration or other failure of such hardboard siding, and seek unspecified compensatory, punitive and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief. L-P and the ABT Entities intend to defend these proceedings vigorously.

         ABT and Abitibi have agreed to an allocation of liability with respect to claims relating to (1) siding sold by the ABT Entities after October 22, 1992 ("ABT Board") and (2) siding sold by the Abitibi Entities on or before, or held as finished goods inventory by the Abitibi Entities on, October 22, 1992 ("Abitibi Board"). In general, ABT and Abitibi have agreed that all amounts paid in settlement or judgment (other than any punitive damages assessed individually against either the ABT Entities or the Abitibi Entities) following the completion of any claims process resolving any class action claim (including consolidated cases involving more than 125 homes owned by named plaintiffs) shall be paid (a) 100% by ABT insofar as they relate to ABT Board, (b) 65% by Abitibi and 35% by ABT insofar as they relate to Abitibi Board, and (c) 50% by ABT and 50% by Abitibi insofar as they cannot be allocated to ABT Board or Abitibi Board. In general, amounts paid in connection with class action claims for joint local counsel and other joint expenses, and for plaintiffs' attorneys' fees and expenses, are to be allocated in a similar manner, except that joint costs of defending and disposing of class action claims incurred prior to the final determination of what portion of claims relate to ABT Board and what portion relate to Abitibi Board are to be paid 50% by ABT and 50% by Abitibi (subject to adjustment in certain circumstances). ABT and Abitibi have also agreed to certain allocations (generally on a 50/50 basis) of amounts paid for settlements, judgments and associated fees and expenses in respect of non-class action claims relating to Abitibi Board. ABT is solely responsible for such amounts in respect of claims relating to ABT Board. Based on the information currently available, management believes that the resolution of the foregoing ABT hardboard siding matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

FIBREFORM WOOD PRODUCTS, INC. PROCEEDINGS

         L-P has been named as a defendant in an action filed by FibreForm Wood Products, Inc. ("FibreForm") in the Superior Court of Los Angeles County, California on July 13, 1999. The action was subsequently removed by L-P and the other named defendants to the United States District Court for the Central District of California. FibreForm has alleged, in connection with failed negotiations between FibreForm and L-P regarding a possible joint venture, that L-P and the other defendants engaged in a fraudulent scheme to gain control over FibreForm's proprietary manufacturing processes under the guise of such negotiations. FibreForm has alleged fraudulent misrepresentation, negligent misrepresentation, misappropriation of trade secrets, unfair competition, breach of contract and breach of a confidentiality agreement by L-P and the other defendants. FibreForm seeks general, special and consequential damages of at least $250 million, punitive damages, restitution, injunctive and other relief and attorneys' fees. L-P believes that FibreForm's allegations are without merit and intends to defend this action vigorously. Based on the information currently available, management believes that the resolution of this matter will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

OTHER PROCEEDINGS

         LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

CONTINGENCY RESERVES

         L-P maintains loss contingency reserves in addition to the environmental reserves discussed above. The balance of these reserves, exclusive of the environmental reserves discussed above, was $260.6 million and $340.1 million at December 31, 1999 and 1998, respectively (of which $226.5 million and $323.9 million, respectively, related to OSB siding contingencies). L-P's estimates of its non-environmental loss contingencies are based on various assumptions and judgments. In the case of the OSB siding contingency reserves, these assumptions and judgments relate to, among other things: the timing and magnitude (in terms of both the number of claims and the square footage of damaged siding) of additional claims; the replacement cost (as determined in accordance with the applicable settlement) of the damaged siding; the extent to which claimants will elect to participate in the second settlement fund; the extent to which claims may be resolved through means other than those provided for in the applicable settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. L-P regularly monitors its estimated exposure to non-environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that L-P may ultimately pay in connection with these matters could materially exceed, in the near term, the amounts accrued to date. L-P's estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms.

         The activity in the portion of L-P's loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table.


---------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------
year ended December 31                                    1999        1998        1997
---------------------------------------------------------------------------------------
Beginning balance                                     $   323.9   $   164.7   $   184.9
Accruals made during the year                               --        247.5       161.9
Payments made                                             (97.4)     (100.8)     (182.1)
Insurance recovery                                          --         12.5        --
                                                        -------     -------     -------
Ending balance                                        $   226.5   $   323.9   $   164.7
=======================================================================================

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

         In the third quarter of 1998, following court approval of the Early Payment Program and the Second Fund, L-P accrued an additional $247.5 million based on the estimated costs of the Early Payment Program and the Second Fund and revised estimates of the future costs of the Florida class action, warranty costs after the termination of settlements, legal and administration costs, and estimated payments to claimants whose claims are not discharged pursuant to the settlements.

9.       Commitments

         L-P is obligated to purchase timber under certain cutting contracts which extend to 2004. L-P's best estimate of its commitment at current contract rates under these contracts at December 31, 1999 is approximately $19.4 million for approximately 133 million board feet of timber.

         Payments under all operating leases that were charged to expense during 1999, 1998, and 1997 were $28.2 million, $17.7 million and $17.5 million. Future minimum rental payments under non-cancelable operating leases are not significant.

10.      Segment Information

         L-P operates in five major business segments: Structural Products, Exterior Products, Industrial Panel Products, Other Products, and Pulp. L-P's business units have been aggregated into these five reportable segments based on the similarity of economic characteristics, customers, distributions methods and manufacturing processes. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 to the financial statements. L-P evaluates the performance of its business segments based on operating profits excluding unusual credits and charges, general corporate and other expenses, interest and provision for income taxes.

         The Structural Products segment includes OSB, plywood, lumber and the engineered wood products (EWP), primarily LVL and I-joists. The Exterior Products segment includes siding and related products such as soffit, facia and trim. With the ABT acquisition in 1999, this segment includes hardboard siding and vinyl siding. The Industrial Panel Products segment includes particleboard, medium density fiberboard (MDF) and hardboard, and the hardboard and the laminated industrial panels products of ABT. The Other Products segment includes distribution facilities, wood chips, coatings and specialty chemicals (sold in December of 1999), cellulose insulation, Ireland operations, Alaska lumber and logging operations (sold in November of 1999) and other products. The Pulp segment includes the wood pulp products of L-P's two pulp mills.

         Export sales are primarily to customers in Asia and Europe. Information about L-P's geographic segments is as follows:


---------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------
year ended December 31                                    1999              1998           1997
---------------------------------------------------------------------------------------------------
TOTAL SALES - POINT OF ORIGIN
U.S.                                                 $   2,550         $   2,212      $   2,330
Canada and other                                           455               166            128
Intersegment sales to U.S.                                (126)              (81)           (55)
---------------------------------------------------------------------------------------------------
     Total sales                                     $   2,879         $   2,297      $   2,403
===================================================================================================
Export sales (included above)                        $     193         $     128      $     240
===================================================================================================
OPERATING PROFIT (LOSS)
U.S.                                                 $     391         $     273      $      39
Canada and other                                            89              (105)           (49)
Unusual credits and charges, net(1)                         (8)              (48)           (32)
General corporate expense and
  Interest, net                                           (115)             (107)          (109)
---------------------------------------------------------------------------------------------------
  Income (loss) before taxes
    and minority interest                            $     357         $      13      $    (151)
===================================================================================================
IDENTIFIABLE ASSETS
U.S.                                                 $   2,335         $   2,279      $   2,220
CANADA AND OTHER                                         1,153               240            358
---------------------------------------------------------------------------------------------------
  Total assets                                       $   3,488         $   2,519      $   2,578
===================================================================================================


-------------

(1) See Note 7 to the financial statements for an explanation of unusual credits and charges, net.


Information about L-P's product segments is as follows:

---------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------
year ended December 31                                    1999              1998           1997
---------------------------------------------------------------------------------------------------
TOTAL SALES
Structural products                                   $  1,621          $  1,228       $  1,149
Exterior products                                          254               107            103
Industrial panel products                                  268               171            178
Other products                                             619               716            843
Pulp                                                       117                75            130
---------------------------------------------------------------------------------------------------
     Total sales                                      $  2,879          $  2,297       $  2,403
===================================================================================================
OPERATING PROFIT (LOSS)
Structural products                                   $    440          $    198       $     21
Exterior products                                           53                22              9
Industrial panel products                                   13                 6             13
Other products                                             (11)              (20)           (24)
Pulp                                                       (15)              (38)           (29)
Unusual credits and charges, net(1)                         (8)              (48)           (32)
General corporate and other
  expense, net                                            (103)              (94)           (80)
Interest, net                                              (12)              (13)           (29)
---------------------------------------------------------------------------------------------------
     Income (loss) before taxes and
minority interest                                     $    357          $     13       $   (151)
===================================================================================================

---------------------------------------------------------------------------------------------------
dollar amounts in millions
---------------------------------------------------------------------------------------------------
year ended December 31                                    1999              1998           1997
---------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Structural products                                   $  1,645          $    927       $  1,105
Exterior products                                          199                46             45
Industrial panel products                                  160               124            175
Other products                                             267               255            302
Pulp                                                       176               178            266
Non-segment related                                      1,041               989            685
---------------------------------------------------------------------------------------------------
     Total assets                                     $  3,488          $  2,519       $  2,578
===================================================================================================


DEPRECIATION, AMORTIZATION AND
COST OF TIMBER HARVESTED
Structural products                                       $123            $  105           $  114
Exterior products                                           14                 7                4
Industrial panel products                                   14                 5                6
Other products                                              17                27               26
Pulp                                                        11                12               14
Non-segment related                                         23                29               20
-------------------------------------------------------------------------------------------------
     Total depreciation,
       amortization and cost of
       timber harvested                                   $202            $  185           $  184
=================================================================================================
CAPITAL EXPENDITURES
Structural products                                        $94             $  87           $  116
Exterior products                                            3                 1                5
Industrial panel products                                    6                 2                6
Other products                                               8                18                3
Pulp                                                         4                 7                4
Non-segment related                                          3                 8               22
-------------------------------------------------------------------------------------------------
     Total capital expenditures                           $118            $  123           $  156
=================================================================================================


11.      Acquisitions

         On February 25, 1999, L-P acquired the capital stock of ABT Building Products Co. (ABT) for approximately $164 million in cash. Concurrent with the acquisition, L-P also paid off approximately $49 million of ABT debt. In connection with the acquisition of ABT, L-P borrowed $100 million under a new uncommitted bank credit facility ($50 million of which was repaid in September 1999 and $50 million of which was repaid in October 1999) and increased its net revolving borrowings under its existing credit facility by $65 million (which was fully repaid in September 1999). The acquisition was accounted for as a purchase and ABT's results of operations for the period subsequent to the acquisition have been included in L-P's Consolidated Statements of Income for the year ended December 31, 1999. The purchase price has been allocated to the assets and liabilities of ABT based on their estimated fair values. Based on these estimates, L-P has recorded $53 million of goodwill in its Consolidated Balance Sheet at December 31, 1999, which is being amortized using the straight-line method over 15 years.

         On September 14, 1999, L-P acquired the capital stock of Le Groupe Forex Inc. (Forex) for a total purchase price of approximately $516.5 million. Approximately $376.6 million of this amount had been paid in cash and approximately $139.9 million of this amount had been paid through the issuance of promissory notes to Forex shareholders. Concurrent with the acquisition, L-P also paid off approximately $101.5 million of Forex debt. In connection with the acquisition of Forex, L-P borrowed $426.6 million under new uncommitted bank credit facilities. The acquisition was accounted for as a purchase and Forex's results of operations for the period subsequent to the acquisition have been included in L-P's Consolidated Statements of Income for the year ended December 31, 1999. The purchase price has been allocated to the assets and liabilities of Forex based on their estimated fair values. Based on these estimates, L-P recorded $271.0 million of goodwill in its Consolidated Balance Sheet at December 31, 1999, which is being amortized using the straight-line method over 15 years.

         The following unaudited pro forma financial information gives effect to the acquisitions of ABT and Forex as if they had been consummated at the beginning of each period presented.


                                                       Year Ended Dec. 31,
                                                     -------------------------
                                                       1999           1998
                                                     -----------    ----------
                  (DOLLAR AMOUNTS IN MILLIONS
                       EXCEPT PER SHARE)
Net sales                                          $   3,110.5  $   2,736.7
Net income (loss)                                        235.2        (43.9)
Net income (loss) per share-- basic and diluted            2.21         (.40)


         The principal pro forma adjustments reflected above are adjustments to record interest expense on indebtedness incurred in connection with the acquisitions, increased depreciation expense resulting from the allocation of purchase price to acquired fixed assets at their estimated fair value, increased depletion expense resulting from the allocation of purchase price to acquired timber contracts at their estimated fair value and the amortization of goodwill. The foregoing pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the acquisitions been consummated at the beginning of the periods presented or of future results.

         On November 30, 1999, L-P acquired the assets of Evans Forest Products for approximately $98 million in cash. In connection with Evans' acquisition, L-P borrowed $94 million under a bank credit facility. The acquisition was accounted for as a purchase and the results of operations of the acquired assets for December 1999 were included in L-Ps Consolidated Statements of Income for the year ended December 31, 1999. No goodwill was recorded related to this acquisition. However, L-P is in the process of obtaining information to be used in the determination of the fair value of certain assets and liabilities which could affect both the amounts of purchase price allocated to those assets and liabilities and the amount of goodwill recorded and amortized in future periods.

Independent Auditors' Report
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of Louisiana-Pacific Corporation:

         We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Portland, Oregon
January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding L-P's directors is incorporated herein by reference to the material included under the caption "Item 1--Election of Directors" in the definitive proxy statement filed by L-P for its 2000 annual meeting of stockholders (the "2000 Proxy Statement"). Information regarding L-P's executive officers is located in Item 1 of this report under the caption "Executive Officers of Louisiana-Pacific Corporation." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation," "Compensation of Executive Officers," "Retirement Benefits," "Directors' Compensation," and "Agreements with Executive Officers" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee--Interlocks and Insider Participation" and "Management Loans and Other Transactions" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of L-P are included in this report:

Consolidated Balance Sheets--December 31, 1999, and 1998.

Consolidated Statements of Income--years ended December 31, 1999, 1998, and
1997.

Consolidated Statements of Cash Flows--years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Stockholders' Equity--years ended December 31, 1999, 1998, and 1997.

Notes to Financial Statements.

Independent Auditors' Report.

No financial statement schedules are required to be filed.

B.       REPORTS ON FORM 8-K

On November 29, 1999, L-P filed Amendment No. 1 to its Current Report on Form 8-K dated September 14, 1999, amending Item 7 of, and the exhibits to, such report to include the following financial statements required to be filed by
Item 7 thereof: (i) unaudited financial statements of Forex as at June 30, 1999 and for the six months ended June 30, 1999 and 1998; (ii) audited financial statements of Forex as at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 with auditors' report; (iii) unaudited pro forma condensed consolidated balance sheet of L-P as of June 30, 1999; and (iv) unaudited pro forma condensed consolidated statements of income of L-P for the six months ended June 30, 1999 and for the years ended December 31, 1998.

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

Date:  March 15, 2000                            LOUISIANA-PACIFIC CORPORATION
                                                           (Registrant)


                                                 /S/ CURTIS M. STEVENS
                                                 ---------------------
                                                 Curtis M. Stevens
                                                 Vice President, Treasurer and
                                                  Chief Financial Officer

                           ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE                                             SIGNATURE AND TITLE

March 15, 2000                                   /S/ MARK A. SUWYN
                                                 -----------------
                                                 Mark A. Suwyn
                                                 Chief Executive Officer,
                                                 Chairman of the Board,
                                                  Director
                                                 (Principal Executive Officer)


March 15, 2000                                   /S/ CURTIS M. STEVENS
                                                 ---------------------
                                                 Curtis M. Stevens
                                                 Vice President, Treasurer and
                                                  Chief Financial Officer
                                                 (Principal Financial &
                                                  Accounting Officer)

DATE                                             SIGNATURE AND TITLE


March 15, 2000                                   /S/ JOHN W. BARTER
                                                 ------------------
                                                 John W. Barter
                                                 Director

March 15, 2000                                   /S/ WILLIAM C. BROOKS
                                                 ---------------------
                                                 William C. Brooks
                                                 Director

March 15, 2000                                   /S/ ARCHIE W. DUNHAM
                                                 ---------------------
                                                 Archie W. Dunham
                                                 Director

March 15, 2000                                   /S/ PAUL W. HANSEN
                                                 ---------------------
                                                 Paul W. Hansen
                                                 Director

March 15, 2000                                   /S/ DONALD R. KAYSER
                                                 --------------------
                                                 Donald R. Kayser
                                                 Director

March 15, 2000                                   /S/ BRENDA LAUDERBACK
                                                 ---------------------
                                                 Brenda Lauderback
                                                 Director

March 15, 2000                                   /S/ PATRICK F. MCCARTAN
                                                 -----------------------
                                                 Patrick F. McCartan
                                                 Director

March 15, 2000                                   /S/ LEE C. SIMPSON
                                                 ------------------------
                                                 Lee C. Simpson
                                                 Director

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

2.2 Amended and Restated Lock-Up Agreement, dated August 12, 1999, among L-P and each of the parties identified in Schedule B thereof (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by L-P on August 18, 1999).

2.3 Asset Purchase Agreement, dated August 23, 1999, among Evans Forest Products Limited, Louisiana-Pacific Canada Engineered Wood Products, Ltd., Louisiana-Pacific Dawson Creek Ltd. and Louisiana-Pacific Canada Ltd. Incorporated herein by reference to Exhibit 2.2 to L.P.'s Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 1999.

3.1 Restated Certificate of Incorporation of Louisiana-Pacific Corporation as amended to date. Incorporated herein by reference to Exhibit 3(a) to L-P's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

3.2 Bylaws of Louisiana-Pacific Corporation as amended April 23, 1999. Incorporated herein by reference to Exhibit 3.1 to L-P's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1 Rights Agreement, dated as of May 26, 1998, between L-P and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 1 to L-P's Registration Statement on Form 8-A filed May 26, 1998.

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, L-P is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of L-P's total consolidated assets at December 31, 1999. L-P agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2 Note Purchase Agreement, dated June 30, 1998, among L-P, L-P SPV2, LLC, and the Purchasers listed therein. Incorporated herein by reference to
         Exhibit 4 to L-P's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.3 Indenture, dated as of September 14, 1999, among Louisiana-Pacific Acquisition Inc., L-P and Laurentian Trust of Canada Inc.

10.1 Credit Agreement dated as of January 31, 1997, among L-P, Louisiana-Pacific Canada Ltd., Bank of America National Trust and Savings Association ("Bank of America") and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 4.A.2 to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2 Consent and First Amendment to Credit Agreement dated as of December 31, 1997, among L-P, Louisiana-Pacific Canada Ltd., Louisiana-Pacific Canada Pulp Co., Bank of America and other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 4.3 to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.3 Loan Agreement, dated February 3, 1999, between L-P and Centric Capital Corporation and related Promissory Note. Incorporated herein by reference to Exhibit 4.1 to L-P's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.4 Letter Agreement, dated September 8, 1999, between Louisiana-Pacific Acquisition Inc. and Bank of America, N.A., together with related Guaranty Agreement by L-P in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by L-P on September 29, 1999).

10.5 Loan Agreement, dated September 10, 1999, between Louisiana-Pacific Acquisition Inc. and Centric Capital Corporation, together with related Guaranty of L-P in favor of Centric Capital Corporation (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by L-P on September 29, 1999).

10.6 1984 Employee Stock Option Plan as amended. Incorporated herein by reference to Exhibit 10.A to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*

10.7     1991 Employee Stock Option Plan. Incorporated herein by reference to
         Exhibit 10.B to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*

10.8 1992 Non-Employee Director Stock Option Plan (restated on May 3, 1998) and Related Form of Option Agreement. Incorporated herein by reference to Exhibit 10.1 to L-P's Form Quarterly Report on 10-Q for the quarter ended March 31, 1998.*

10.9 Non-Employee Directors' Deferred Compensation Plan effective July 1, 1997.* Incorporated herein by reference to Exhibit 10.D to L-P's Annual Report on Form 10K for the fiscal year ended December 31, 1997.

10.10 Executive Deferred Compensation Plan, as amended and restated as of October 1, 1999, together with Amendment No. 1 thereto, dated January 12, 2000, and Amendment No. 2 thereto, dated February 18, 2000.*

10.11 1997 Incentive Stock Award Plan as restated as of May 3, 1998. Incorporated herein by reference to Exhibit 10.6 to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.12 Forms of Award Agreements for Non-Qualified Stock Options and Performance Shares under the 1997 Incentive Stock Award Plan. Incorporated herein by reference to Exhibit 10.F(2) to L-P's Form 10-K report for 1996.*

10.13 Annual Cash Incentive Award Plan effective March 1, 1997. Incorporated herein by reference to Exhibit 10.F(3) to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*

10.14 L-P's Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2000.*

10.15    Executive Loan Program effective November 24, 1999.*

10.16 Employment Agreement between L-P and Mark A. Suwyn dated January 2, 1996. Incorporated herein by reference to Exhibit 10.L to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

10.17 Restricted Stock Award Agreement between L-P and Mark A. Suwyn dated January 31, 1996. Incorporated herein by reference to Exhibit 10.J to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.18 1997 Cash Incentive Award for Mark A. Suwyn adopted March 11, 1997. Incorporated herein by reference to Exhibit 10.K to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*

10.19 Letter agreement dated July 16, 1997, relating to the employment of Gary C. Wilkerson. Incorporated herein by reference to Exhibit 10.N to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.20 Letter agreement dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.0 to L-P's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.21    Form of Change of Control Employment Agreement between L-P and each of
         J. Ray Barbee, Warren Easley, Richard W. Frost, Keith Matheney, Curt Stevens, Mark A. Suwyn, Michael J. Tull, and Gary C. Wilkerson. Incorporated herein by reference to Exhibit 10.2 to L-P's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.*

10.25 Supplemental Funding Agreement dated October 26, 1998, between L-P and counsel for plaintiffs in siding class action litigation. Incorporated herein by reference to Exhibit 10.1 to L-P's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.*

21       List of L-P's subsidiaries.

23       Consent of Deloitte & Touche LLP.

27       Financial data schedule.