Form 10-Q
period 2000-03-31
LOUISIANA PACIFIC CORP
filed 2000-05-10
CIK 60519

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,162,116 shares of Common Stock, $1 par value, outstanding as of April 30, 2000.

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

         The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "potential," "continue" or "future" or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts or future costs and expenditures, possible outcomes of legal proceedings and the adequacy of reserves for loss contingencies. These forward-looking statements are subject to various risks and uncertainties, including the following:

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
               (AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

                                                                                        Three Months Ended
                                                                                              MARCH 31
                                                                                      -----------------------
                                                                                       2000            1999
                                                                                       ----            ----
Net sales......................................................................       $  776.9      $   600.1
                                                                                      ---------     ---------
Costs and expenses:
    Cost of sales..............................................................          547.7          468.1
    Depreciation, amortization and depletion...................................           61.3           42.8
    Selling and administrative.................................................           64.4           46.2
    Unusual credits and charges, net...........................................           (1.6)            --
    Interest expenses..........................................................           17.1            9.0
    Interest income............................................................           (8.7)          (9.8)
                                                                                      ----------    ----------
        Total costs and expenses...............................................          680.2          556.3
                                                                                      ----------    ----------
Income before taxes and minority interest......................................           96.7           43.8

Provision for income taxes.....................................................           38.5           17.1

Minority interest in net income (loss) of consolidated subsidiaries............             .5            (.5)
                                                                                      ---------     ----------
Net income.....................................................................       $   57.7      $    27.2
                                                                                      =========     =========
Net income per share - basic and diluted.......................................       $     .55     $     .26
                                                                                      =========     ==========
Average shares outstanding
         - Basic...............................................................          104.1          106.2
                                                                                      =========     =========
         - Diluted.............................................................          104.1          106.3
                                                                                      =========     =========
Cash dividends per share.......................................................       $    .14      $     .14
                                                                                      =========     ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL
                                  STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                               Mar. 31, 2000      Dec. 31, 1999
                                                              ---------------    ---------------
ASSETS

Cash and cash equivalents................................      $      105.8        $      116.0
Accounts receivable, net.................................             257.0               200.7
Inventories..............................................             330.5               293.4
Prepaid expenses.........................................              13.5                18.5
Deferred income taxes....................................             110.8               110.8
                                                               ------------        ------------
        Total current assets.............................             817.6               739.4
                                                               ------------        ------------

Timber and timberlands...................................             605.3               611.1

Property, plant and equipment............................           2,557.0             2,537.4
Accumulated depreciation.................................          (1,238.4)           (1,203.4)
                                                               ------------        ------------
Net property, plant and equipment........................           1,318.6             1,334.0
                                                               ------------        ------------

Goodwill, net of amortization............................             341.3               347.7
Notes receivable from asset sales........................             403.8               403.8
Other assets.............................................              48.8                52.2
                                                               ------------        ------------
        Total assets.....................................      $    3,535.4        $    3,488.2
                                                               ============        ============

LIABILITIES AND EQUITY

Current portion of long-term debt........................      $       48.0        $       44.9
Accounts payable and accrued liabilities.................             295.3               306.5
Income taxes payable.....................................              36.1                 9.3
Current portion of contingency reserves..................             180.0               180.0
                                                               ------------        ------------
        Total current liabilities........................             559.4               540.7
                                                               ------------        ------------

Long-term debt, excluding current portion:
    Limited recourse notes payable.......................             396.5               396.5
    Other long-term debt.................................             614.2               618.3
                                                               ------------        ------------
        Total long-term debt, excluding current portion..           1,010.7             1,014.8
                                                               ------------        ------------

Contingency reserves, excluding current portion..........             126.2               128.8
Deferred income taxes and other..........................             451.4               443.9

Commitments and contingencies

Stockholders' equity:
    Common stock.........................................             117.0               117.0
    Additional paid-in capital...........................             443.9               445.4
    Retained earnings....................................           1,119.4             1,076.4
    Treasury stock.......................................            (238.7)             (228.3)
    Loans to Employee Stock Ownership Trusts.............              (5.2)               (6.9)
    Accumulated comprehensive loss.......................             (48.7)              (43.6)
                                                               ------------        ------------
        Total stockholders' equity.......................           1,387.7             1,360.0
                                                               ------------        ------------
        Total liabilities and equity.....................      $    3,535.4        $    3,488.2
                                                               ============        ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL
                                  STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                 --------------------------------
                                                                                      2000             1999
                                                                                 ---------------   ---------------
Cash flows from operating activities:
    Net income............................................................         $    57.7        $    27.2
    Depreciation, amortization and depletion..............................              61.3             42.8
    Cash settlements of contingencies.....................................              (4.0)           (63.5)
    Unusual credits and charges, net......................................               3.5               --
    Other adjustments.....................................................               7.1              5.1
    Increase in certain  working  capital  components  and
        deferred taxes....................................................             (72.1)             (.8)
                                                                                   ---------        ----------
Net cash provided by operating activities.................................              53.5             10.8
                                                                                   ---------        ---------

Cash flows from investing activities:
    Capital spending......................................................             (41.7)           (28.3)
    ABT purchase, including replacement of debt...........................                --           (208.6)
    Other investing activities, net.......................................               6.3              4.6
                                                                                   ---------        ---------
        Net cash used in investing activities.............................             (35.4)          (232.3)
                                                                                   ---------        ---------

Cash flows from financing activities:
    New borrowings, including net increase in revolving borrowings........                --            165.0
    Repayment of long-term debt...........................................              (3.6)           (14.9)
    Cash dividends........................................................             (14.7)           (15.0)
    Purchase of treasury stock............................................             (11.2)            (0.2)
    Other financing activities............................................               1.2              2.6
                                                                                   ---------        ---------
        Net cash provided by (used in) financing activities...............             (28.3)           137.5
                                                                                   ---------        ---------

Net decrease in cash and cash equivalents.................................             (10.2)           (84.0)
Cash and cash equivalents at beginning of period..........................             116.0            126.5
                                                                                   ---------        ---------
Cash and cash equivalents at end of period................................         $   105.8        $    42.5
                                                                                   =========        =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL
                                  STATEMENTS.

NOTES TO UNAUDITED CONSOLIDATED SUMMARY FINANCIAL STATEMENTS

1. These consolidated summary financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in L-P's Annual Report on Form 10-K for the year ended December 31, 1999.

         These consolidated summary financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management of L-P, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of L-P and its subsidiaries. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

         Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share include the effects of potentially dilutive common stock equivalents.

                                                                       Three Months Ended March 31
                                                                      -----------------------------
                 (Shares in millions)                                      2000             1999
                                                                      --------------    -----------
                 Average  shares   outstanding  used  to  determine
                     basic income per common share ...................     104.1             106.2
                 Dilutive effects of stock options granted and ESPP
                     plan shares .....................................       -                  .1
                                                                           -----            ------
                 Average  shares   outstanding  used  to  determine
                     fully diluted income per common share ...........     104.1             106.3
                                                                           =====            ======

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

5.       Components of comprehensive income for the periods include:

                                                                       Three Months Ended March 31
                                                                      -----------------------------
                 (Dollars in millions)                                     2000             1999
                                                                      -------------   -------------
                 Net income .....................................        $   57.7          $  27.2
                 Currency translation adjustment ................            (4.9)            (1.9)
                 Other ..........................................             (.2)              .3
                                                                         ---------         -------
                         Total comprehensive income .............        $   52.6          $  25.6
                                                                         ========          =======

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

7. The following table sets forth selected segment data for the quarters ended March 31, 2000 and 1999:

                                                                                 Three Months Ended March 31
                                                                                 ---------------------------
         (Dollar amounts in millions)                                                2000             1999
                                                                                 ------------    -----------
         Sales:
             Structural products..........................................       $   494.3         $   376.1
             Exterior products............................................            64.8              37.8
             Industrial panel products....................................            72.7              53.8
             Other products...............................................           104.9             110.5
             Pulp.........................................................            40.2              21.9
                                                                                 ---------         ---------
                 Total sales..............................................       $   776.9         $   600.1
                                                                                 =========         =========

         Operating profit (loss):
             Structural products..........................................       $   114.0         $    74.5
             Exterior products............................................             8.1               7.7
             Industrial panel products....................................             2.6               1.1
             Other products...............................................              .8              (8.6)
             Pulp.........................................................             4.4              (5.9)
         Unusual credits and charges, net                                              1.6                --
         General corporate and other expense, net.........................           (26.4)            (25.8)
         Interest income (expense), net...................................            (8.4)               .8
                                                                                 ----------        ---------
                 Total operating profit...................................       $    96.7         $    43.8
                                                                                 =========         =========

8. The description of certain legal and environmental matters involving L-P set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

         Sales increased approximately 29% to $776.9 million in the first quarter of 2000 from $600.1 million in the first quarter of 1999, and L-P had net income in the first quarter of 2000 of $57.7 million ($.55 per diluted share) compared to $27.2 million ($.26 per diluted share) in the first quarter of 1999. Improved market prices for oriented strand board (OSB) and improved pulp operations were the primary factors for these increases in sales and earnings. Additionally, increases in sales and profits were due to the operations of ABT Building Products, Inc. (ABT), which was acquired in February 1999, Le Groupe Forex Inc. (Forex), which was acquired in September 1999, and certain assets of Evans Forest Products Ltd. (Evans), which were acquired in November 1999.

         L-P operates in five segments: structural products; exterior products; industrial panel products; other products; and pulp. Structural products is the most significant segment, accounting for more than 60% of sales during the first quarter of both 2000 and 1999. L-P's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

SELECTED SEGMENT DATA

                                                Three Months Ended March 31            Percentage Change
                                             --------------------------------        ---------------------
Dollar Amounts in Millions                       2000                1999                    00-99
                                             --------------    --------------        ---------------------
Sales:
    Structural products .................     $     494.3        $     376.1                  +31%
    Exterior products ...................            64.8               37.8                  +71
    Industrial panel products ...........            72.7               53.8                  +35
    Other products ......................           104.9              110.5                   -5
    Pulp ................................            40.2               21.9                  +84
                                              -----------        -----------
        Total Sales .....................     $     776.9        $     600.1                  +29
                                              ===========        ===========

Operating Profit (Loss):
    Structural products .................     $     114.0        $      74.5                  +53%
    Exterior products ...................             8.1                7.7                   +5
    Industrial panel products ...........             2.6                1.1                 +136
    Other products ......................              .8               (8.6)                +109
    Pulp ................................             4.4               (5.9)                +175
    Unusual credits and charges, net.....             1.6                 --                  n/a
    General corporate and other
      expenses, net .....................           (26.4)             (25.8)                  -2
    Interest income (expense), net ......            (8.4)                .8               -1,150
                                              -----------        -----------
        Total Operating Profit ..........     $      96.7        $      43.8                 +121
                                              ===========        ===========

STRUCTURAL PRODUCTS

         The structural products segment consists of OSB, plywood, lumber and engineered wood products (EWP). The significant growth in sales in the structural products segment in 2000 was primarily due to price and volume increases in OSB, which were partially offset by lower plywood prices. Lumber and EWP prices remained constant. Increases in sales volumes were principally related to the additional capacities acquired through the Forex and Evans acquisitions.

         In the first quarter of 2000, sales volumes increased by 19% over first quarter 1999 while sales prices increased by 12%. OSB largely drove these increases through increased market prices and capacity additions through the acquisition of Forex. These additional sales lead to profitability increases, which offset higher raw material costs in lumber and EWP and higher production costs in plywood, EWP and lumber. Log costs increased approximately 2% in the first quarter 2000 as compared to the first quarter 1999. Additionally, during the first quarter of 2000, new equipment was installed at several mills, which resulted in increased down time that negatively impacted operating performance.

EXTERIOR PRODUCTS

         The exterior product segment consists of siding and related products such as soffit, fascia and trim. Sales of OSB-based, hard board and vinyl exterior products increased in the first quarter of 2000 compared to the first quarter of 1999, which include only approximately one month of ABT's operations. The increase in sales of OSB-based exterior products, which are not included in ABT's operations, was due in part to a demand-driven conversion of a standard OSB mill into a specialty OSB and siding mill during the latter part of 1999, and resulted in improved operating performance as production capacity was more effectively utilized. The increase in profits of OSB-based exterior products offset losses generated by vinyl exterior products, while profits generated by hard board exterior products were essentially flat. The results of vinyl exterior products were negatively affected by higher raw materials costs.

INDUSTRIAL PANEL PRODUCTS

         The industrial panels segment consists of particleboard, medium density fiberboard (MDF), hardboard and laminated industrial panels. The addition of the ABT products is the primary reason for the increase in sales and profits in this segment.

OTHER PRODUCTS

         The other products segment includes wood chips, cellulose insulation, Ireland operations, Alaska operations, moldings and other products. In the first quarter of 2000, sales for this segment decreased 5% compared to the first quarter of 1999, primarily due to the sale of the assets of Associated Chemists Inc. and certain assets from the Alaskan operations, as partially offset by the increased sales and profits of ABT products. During first quarter 1999, L-P recognized the write-down of accounts receivable and inventory associated with Creative Point, Inc. and two California distribution facilities which were subsequently sold.

PULP

         Pulp segment operations improved significantly for the first quarter of 2000 compared to the first quarter of 1999. This improvement was primarily attributable to sales volumes increasing 8% and sales prices increasing 73%, which were partially offset by increases in raw material and production costs.

UNUSUAL CREDITS AND CHARGES, NET

         In the first quarter of 2000, the Company recorded a $5.0 million ($3.1 million after taxes) gain on insurance recovery for siding related matters and an impairment charge of $3.4 million ($2.1 million after taxes) to reduce the carrying value of a polymer plant to its estimated net realizable value. The remaining net book value and operating results of this plant are not material to L-P's financial results. L-P anticipates an additional insurance recovery for siding related matters of approximately $14 million in the second quarter of 2000.

GENERAL CORPORATE EXPENSE, NET

         General corporate expense for the first quarter of 2000 compared to the first quarter of 1999 increased primarily due to increased business development expenses. Other general corporate expenses remained consistent with the first quarter of 1999.

INTEREST, NET

         Interest expense increased significantly in the first quarter of 2000 as a result of borrowings to finance the ABT, Forex and Evans acquisitions.

LEGAL AND ENVIRONMENTAL MATTERS

         For a discussion of legal and environmental matters involving L-P and the potential impact thereof on L-P's financial position, results of operations and cash flows, see Item 1, Legal Proceedings, in Part II of this report.

OSB SIDING LITIGATION UPDATE

         The following discussion updates, and should be read in conjunction with, the discussion of L-P's OSB siding litigation set forth in Item 7 of L-P's annual report on Form 10-K for the year ended December 31, 1999, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal Matters."

         Through the first three months of 2000, claimants have continued to file claims under both the National Settlement and the Florida Settlement; however, the rate of claim filings has decreased. Subject to completion of the verification and calculation of individual claim amounts, L-P estimates that approximately $350 million of claims are eligible for participation in the $125 million second settlement fund. Although L-P has elected to fund the second settlement fund and expects that payments under the second settlement fund will commence in May 2000, L-P has not yet been able to assess the impact of the Second Fund on its total siding liability. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

         As of March 31, 2000, (i) approximately 280,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 273,000 at December 31, 1999, and (ii) approximately 179,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 172,000 at December 31, 1999. The average payment amount for settled claims as of March 31, 2000 and December 31, 1999 was approximately $5,100. The total number of completed claim forms pending (not settled) as of March 31, 2000 was approximately 72,000 (approximately 67,000 at December 31, 1999) with approximately 76,000 claims settled (approximately 76,000 at December 31, 1999) and approximately 31,000 claims dismissed (approximately 29,000 at December 31, 1999). Dismissal of claims is typically the result of claims for product not produced by L-P or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. The average payment amount for claims settled after March 31, 2000 may be significantly impacted by the Second Fund.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $54 million in the first quarter of 2000 compared to $11 million used in operations in the first quarter of 1999. The increase in cash provided by operations resulted primarily from improved operating results and reduced payments related to contingencies.

         Net cash used in investing activities was $35 million in the first quarter of 2000 compared to net cash used in investing activities of $232 million in the first quarter of 1999. L-P used $209 million of funds to acquire ABT in February 1999. Capital expenditures for property, plant, equipment and timber increased in the first quarter of 2000 compared to the same period in 1999, primarily due to acquisitions of equipment to modernize, and thereby improve the utilization of, current mills. L-P estimates that in 2000 it will make capital expenditures of approximately $230 million to, among other things, begin construction on an OSB mill, a veneer mill and two composite decking plants.

         In the first quarter of 1999, L-P borrowed $165 million, primarily to finance the acquisition of ABT.

         L-P expects to be able to meet its cash requirements through cash from operations, existing cash balances, existing credit facilities and access to the capital markets. Cash and cash equivalents totaled $106 million at March 31, 2000 compared to $116 million at December 31, 1999. L-P has a $300 million revolving credit facility under which no borrowings were outstanding at March 31, 2000. This facility is available until 2002. L-P also has a $50 million (Canadian) revolving credit facility under which no borrowings were outstanding at March 31, 2000. This facility is available until March 2001. L-P has an additional approximately $34 million available under a $250 million credit facility established in connection with acquisitions made in 1999. Borrowings in an amount equal to approximately $240 million currently mature in June 2000. L-P has registered under the Securities Act the offer and sale of up to $750 million of debt securities, which may be offered from time to time in one or more series. The amount, price, other terms of any such offering will be determined on the basis of market conditions and other factors existing at the time of such offering. The proceeds from the sale of such securities are anticipated to be used by L-P to refinance a portion of its existing indebtedness and for general corporate purposes.

         Changes in L-P's balance sheet from December 31, 1999 to March 31, 2000, include increases of $56 million in accounts receivable and $37 million in inventories. These increases are a result of seasonal fluctuations in operating performance.

         Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $306 million at March 31, 2000, of which $180 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.
Litigation-related payments totaled $4 million for the first quarter of 2000.

STOCK REPURCHASE PLAN

         As of March 31, 2000, L-P had reacquired approximately 7.9 million shares for $125 million under an authorization to reacquire up to 20 million shares from time to time in the open market. L-P reacquired 850,000 shares for $11.2 million in the first quarter of 2000. L-P had approximately 104 million shares outstanding at quarter end.

ASSETS HELD FOR SALE

         L-P is seeking to sell its Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement having a term of 24 months that expires in April 2001. In addition, L-P is exploring the possible sale of the Samoa, California pulp mill. L-P currently believes it has adequate support for the carrying value of the affected assets based upon the assumption that L-P will continue to operate the facility. However, should L-P decide to proceed with a sale of the assets, it is possible that L-P will be required to record an impairment charge.

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

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                          SUMMARY OF PRODUCTION VOLUMES

                                                                            Three Months Ended March 31
                                                                           -------------------------------
                                                                               2000               1999
                                                                           ------------    ---------------
Oriented  strand board panels, million square feet 3/8"
     basis .............................................................       1,357                1,041
Softwood plywood, million square feet 3/8" basis .......................         268                  223
Lumber, million board feet .............................................         264                  260
Wood-based siding, million square feet 3/8" basis ......................         179                  130
Industrial panel products  (particleboard,  medium density  fiberboard
     and hardboard), million square feet 3/4" basis ....................         164                  142
Engineered I-Joists, million lineal feet ...............................          24                   24
Laminated Veneer Lumber (LVL), thousand cubic feet .....................       2,150                1,749
Pulp, thousand short-tons ..............................................          99                   95

                                                       Industry Product Trends

                                   OSB                  Plywood                 Lumber              Particleboard
                            ---------------------   -----------------     ------------------     ------------------
                               N. Central            Southern Pine                                     Inland
                               7/16" Basis              1/2" Basis            Framing Lumber           Industrial
                            24/16 Span Rating          Cdx 3-Ply           Composite Prices           3/4" Basis
                            ---------------------   -----------------     ------------------     ------------------
Annual Average
1993 ...................       $       236            $       282             $       394            $       258
1994 ...................               265                    302                     405                    295
1995 ...................               245                    303                     337                    290
1996 ...................               184                    258                     398                    276
1997 ...................               142                    265                     417                    262
1998 ...................               205                    284                     349                    259
1999 ...................               260                    326                     401                    273
1999 1st Qtr. Avg. .....               218                    318                     384                    247
1999 4th Qtr. Avg. .....               234                    282                     376                    286
2000 1st Qtr. Avg. .....               261                    247                     384                    291

-----------------------------
Source:  RANDOM LENGTHS

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Certain environmental matters and legal proceedings involving L-P are discussed below.

ENVIRONMENTAL MATTERS

         In March 1995, L-P's subsidiary Ketchikan Pulp Company ("KPC") entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's former pulp mill during the late 1980s and early 1990s. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. Although KPC sold the mill site and related facilities in 1999, it remains obligated under these agreements to undertake certain projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site, estimated to cost approximately $6.7 million (of which approximately $2.0 million had been spent at March 31, 2000).

         In connection with the clean-up of KPC's former log transfer facilities, the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent clean-up standards than those imposed by the Alaska Department of Environmental Conservation. L-P disputes the authority of the USFS to require KPC to adhere to the more stringent standards. Adherence to the more stringent standards, if ultimately required, could substantially increase the cost of the clean-up.

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

COLORADO CRIMINAL PROCEEDINGS

         In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against L-P in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative OSB product samples to an industry product certification agency, by L-P's Montrose (Olathe), Colorado OSB plant. Pursuant to a guilty plea to certain criminal violations entered in May 1998, (i) L-P paid penalties of $37 million (of which $12 million was paid in 1998 and the balance was paid in the second quarter of 1999), and was sentenced to five years of probation and (ii) all remaining charges against L-P were dismissed. The terms of L-P's probation require, among other things, that L-P not violate any federal, state or local law.

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

         In June, 1996, the U.S. District Court for the District of Oregon approved a settlement between L-P and a nationwide class composed of all persons who own, have owned, or acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

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

         The settlement requires L-P to contribute $275 million to the settlement fund. Approximately $269 million of that obligation had been satisfied at March 31, 2000 through cash payments of $259 million on a discounted basis. L-P's remaining mandatory contributions to the settlement fund are due in June 2000 (approximately $2 million), June 2001 (approximately $2 million), and June 2002 (approximately $2 million). In addition to its mandatory contributions, at March 31, 2000, L-P had paid, on a discounted basis, approximately $96 million of its two $50 million funding options, at a cost to L-P of approximately $66 million. L-P was entitled to pay its mandatory and optional contributions to the settlement fund on a discounted basis as a result of early payments pursuant to the early payment program.

         At March 31, 2000, the estimated cumulative total of approved claims under the settlement agreement exceeded the sum of L-P's historical mandatory and optional contributions and remaining mandatory contributions to the settlement fund by approximately $375 million. Claims accounting for approximately $348 million of this excess are eligible for participation in the $125 million second settlement fund, which represents an alternative source of payment for such claims. In addition, there were approximately 400 claims that had been filed that were potentially eligible for participation in the second settlement fund but that had not yet been processed at April 30, 2000. In general, only claims filed (or postmarked for filing) on or prior to December 31, 1999 are eligible for participation in the second settlement fund. Between January 1 and March 31, 2000, approximately 3,000 new claims were filed.

         L-P has elected to fund the second settlement fund and expects that payments under the second settlement fund will commence in May 2000. Holders of claims who are eligible to participate in the second settlement fund will be offered a pro rata portion (based upon the amount of their eligible claims in relation to the total amount of all eligible claims) of $125 million in complete satisfaction of their claims, which they may accept or reject in favor of remaining under the original settlement. Eligible claimants who accept their pro rata share of the second settlement fund may not file additional claims under the settlement or arbitrate the amount of their payments. Holders of claims who are eligible to participate in the second settlement fund but who elect not to participate in the second settlement fund will remain bound by the terms of the original settlement. Because eligible claimants who elect not to participate in the second settlement fund will not be eligible to receive payment under the original settlement prior to August 2004 and will be subject to the risk of the original settlement terminating, L-P believes that eligible claimants will have a substantial incentive to elect to participate in the second settlement fund.

         Based upon the payments that L-P has committed to make, the original settlement will continue in effect until at least August 2003. Within 60 days after June 7, 2003, the Claims Administrator shall notify L-P of the dollar value of all remaining unfunded and approved claims. L-P shall then have 60 days to notify the Claims Administrator whether L-P elects to fund all such remaining claims. If L-P elects to fund those claims, then L-P will pay by the end of the next 12-month period (2004) the greater of: (i) 50% of the aggregate sum of those claims (with the remaining 50% to be paid by 12 months thereafter in 2005); or (ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims paid 12 months thereafter in 2005). If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after the date of L-P's election.

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

         On May 8, 2000, the Circuit Court of Choctaw County, Alabama, under the caption FOSTER, ET AL. V. ABTCO, INC., ABT BUILDING PRODUCTS CORPORATION, ABITIBI-PRICE, INC. AND ABITIBI-PRICE CORPORATION (NO. CV95-151-M), preliminarily approved a settlement agreement among the defendants and attorneys representing a nationwide class composed of all persons who own or formerly owned homes or, subject to limited exceptions, other buildings or structures on which hardboard siding manufactured by the defendants was installed between May 15, 1975 and May 15, 2000, excluding persons who timely opt out of the settlement and certain other persons. Subject to final court approval, the settlement will, if fully implemented, result in resolution of all claims that have been asserted by class members in the various proceedings described above. Under the settlement agreement, class members who have previously made a warranty claim or have already repaired or replaced their siding will have until May 15, 2001 to file a claim; class members whose siding was installed between May 15, 1975 and May 15, 1976 will have at least nine months following the date on which the settlement becomes final and nonappealable to file their claims; and all other class members will have twenty-five years after their siding was installed to file a claim.

         Under the settlement agreement, the defendants will be entitled to elect to make an offer of settlement to an eligible claimant based on the information set forth in the claim submitted by such claimant, and such claimant will be entitled to accept or reject the offer. If an eligible claimant declines the offer, or if no offer is made, such claimant will be entitled to a payment based on an independent inspection. Such payments will be based on a specified amount (ranging from $2.65 to $6.21, depending upon location) per square foot of covered siding that has experienced specified types of damage, subject to reduction based on the age of the damaged siding and any failure to paint the damaged siding within stated intervals (except in the case of damaged siding installed on mobile homes, as to which a uniform 50% reduction will apply in all circumstances). If applicable, payments under the settlement will also be subject to reduction to reflect any warranty payments or certain other payments previously recovered by a claimant on account of the damaged siding. Under the settlement agreement, L-P will be required to pay fees of class counsel in the amount of $7 million, as well as expenses of administering the settlement and certain other costs.

         The settlement agreement is subject to final approval by the court following a fairness hearing presently expected to be held in September of 2000. Potential members of the settlement class may elect to opt out of the settlement class by making a written request no later than July 31, 2000. The defendants have the right to withdraw from the settlement if there are excessive elections to opt out.

         The foregoing description of the settlement agreement does not purport to be complete, and is qualified in its entirety by reference to the full text thereof, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

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

CONTINGENCY RESERVES

         For information regarding L-P's financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see
Note 8 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data, in L-P's annual report on Form 10-K for the year ended December 31, 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         L-P held its Annual Meeting of Stockholders on May 1, 2000, at which the stockholders of L-P voted on and approved the following:

1. The election of two Class III directors of L-P for terms expiring at the Annual Meeting of Stockholders in 2002.

2. The approval of the 2000 Employee Stock Purchase Plan.

         The voting with respect to each of these matters was as follows:

         1.       ELECTION OF DIRECTORS

                        NAME                            FOR                 WITHHELD
                        ----                            ---                 --------
                 Archie W. Dunham                    78,730,510              13,956,777
                 Mark A. Suwyn                       78,717,899              13,969,388

         2.       APPROVAL OF THE 2000 EMPLOYEE STOCK PURCHASE PLAN

                             FOR                      AGAINST              ABSTENTIONS
                             ---                      -------              -----------
                          90,916,319                 1,162,815               608,153


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  3.1      Bylaws of L-P as amended September 1, 1999.


                  10.1     Amendment to Credit Facility, dated as of March 10,
                           2000, between Louisiana-Pacific Canada Ltd., as successor to Louisiana-Pacific Acquisition Inc. and Bank of America, N.A.

                  10.2     Settlement Agreement, dated May 3, 2000, among ABT
                           Building Products Corporation, ABTco, Inc.,
                           Abitibi-Price Corporation, attorneys representing plaintiffs in hardboard siding class action litigation and the other parties named therein.

                  27.1     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                           L-P did not file any Current Reports on Form 8-K
during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LOUISIANA-PACIFIC CORPORATION


Date:  May 10, 2000                   By: /s/ GARY C. WILKERSON
                                          ------------------------------------
                                          Gary C. Wilkerson
                                          Vice President and General Counsel



Date:  May 10, 2000                   By: /s/ CURTIS M. STEVENS
                                          ------------------------------------
                                          Curtis M. Stevens
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer)