Form 10-Q
period 2000-06-30
LOUISIANA PACIFIC CORP
filed 2000-08-02
CIK 60519

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,180,191 shares of Common Stock, $1 par value, outstanding as of July 29, 2000.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
               (AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)



                                                   Quarter Ended       Six Months Ended
                                                      June 30,              June 30,
                                                 -----------------    --------------------
                                                  2000       1999       2000        1999
                                                 -------   -------    --------   ---------
Net sales ..................................     $ 778.1   $ 768.5    $1,555.0   $1,368.6
                                                 -------   -------    --------   ---------

Costs and expenses:
    Cost of sales ..........................       566.7     530.9     1,114.4      999.0
    Depreciation, amortization and depletion        59.3      45.7       120.6       88.5
    Selling and administrative .............        67.6      54.7       132.0      101.2
    Unusual credits and charges, net .......        38.0      (5.2)       36.4       (5.2)
    Interest expense .......................        18.5      11.1        35.6       20.1
    Interest income ........................        (9.7)     (9.4)      (18.4)     (19.2)
                                                 -------   -------    --------   ---------

        Total costs and expenses ...........       740.4     627.8     1,420.6    1,183.8
                                                 -------   -------    --------   ---------

Income before taxes and minority interest ..        37.7     140.7       134.4      184.2
Provision for income taxes .................        16.2      55.8        54.7       72.6

Minority interest in net income (loss) of
 consolidated subsidiaries .................         0.5        --         1.0       (0.5)
                                                 -------   -------    --------   ---------

Net income .................................     $  21.0   $  84.9    $   78.7   $  112.1
                                                 -------   -------    --------   ---------
                                                 -------   -------    --------   ---------

Net income per share basic and diluted .....     $  0.20   $  0.79    $   0.76   $   1.05
                                                 -------   -------    --------   ---------
                                                 -------   -------    --------   ---------

Average shares outstanding
     Basic .................................       104.0    106.6       104.0      106.4
                                                 -------   -------    --------   ---------
                                                 -------   -------    --------   ---------
     Diluted ...............................       104.2    106.8       104.2      106.6
                                                 -------   -------    --------   ---------
                                                 -------   -------    --------   ---------

Cash dividend per share ....................     $  0.14   $ 0.14     $  0.28    $  0.28
                                                 -------   -------    --------   ---------
                                                 -------   -------    --------   ---------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                              FINANCIAL STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)



                                                              June 30, 2000    Dec. 31, 1999
                                                              -------------    -------------
ASSETS

Cash and cash equivalents................................      $   118.1        $    116.0
Accounts receivable, net.................................          233.4             200.7
Inventories..............................................          310.0             293.4
Prepaid expenses.........................................           19.8              18.5
Income tax receivable....................................           47.5                --
Deferred income taxes....................................           69.7             110.8
                                                               ---------        ----------
        Total current assets                                       798.7             739.4
                                                               ---------        ----------
Timber and timberlands...................................          600.7             611.1
Property, plant and equipment............................        2,588.8           2,537.4
Accumulated depreciation.................................       (1,258.0)         (1,203.4)
                                                               ---------        ----------
Net property, plant and equipment........................        1,330.8           1,334.0
                                                               ---------        ----------
Goodwill, net of amortization............................          335.1             347.7
Notes receivable from asset sales........................          403.8             403.8
Other assets.............................................           63.2              52.2
                                                               ---------        ----------
        Total assets                                           $ 3,532.1        $  3,448.2
                                                               ---------        ----------
                                                               ---------        ----------

LIABILITIES AND EQUITY

Current portion of long-term debt........................      $    46.7        $     44.9
Accounts payable and accrued liabilities.................          297.4             306.5
Income taxes payable.....................................             --               9.3
Current portion of contingency reserves..................           75.0             180.0
                                                               ---------        ----------
        Total current liabilities                                  419.1             540.7
                                                               ---------        ----------

Long-term debt, excluding current portion:
    Limited recourse notes payable.......................          396.5             396.5
    Other long-term debt.................................          729.3             618.3
                                                               ---------        ----------
        Total long-term debt, excluding current portion          1,125.8           1,014.8
                                                               ---------        ----------

Contingency reserves, excluding current portion..........          109.2             128.8
Deferred income taxes and other..........................          471.8             443.9

Commitments and contingencies

Stockholders' equity:
    Common stock.........................................          117.0             117.0
    Additional paid-in capital...........................          444.6             445.4
    Retained earnings....................................        1,126.0           1,076.4
    Treasury stock.......................................         (238.4)           (228.3)
    Loans to Employee Stock Ownership Trusts.............           (3.5)             (6.9)
    Accumulated comprehensive loss.......................          (39.5)            (43.6)
                                                               ---------        ----------
        Total stockholders' equity                               1,406.2           1,360.0
                                                               ---------        ----------
        Total liabilities and equity                           $ 3,532.1        $  3,488.2
                                                               ---------        ----------
                                                               ---------        ----------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                             FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)



                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                            2000      1999
                                                                          --------  --------
Cash flows from operating activities:
    Net income ........................................................   $   78.7  $  112.1
    Depreciation, amortization and depletion ..........................      120.6      88.5
    Cash settlements of contingencies .................................     (123.6)    (78.1)
    Unusual credits and charges, net ..................................       54.2      (5.2)
    Other adjustments .................................................       12.8      13.8
    Decrease (increase) in certain working capital components and
        deferred taxes ................................................      (75.1)     80.2
                                                                          --------  --------

Net cash provided by operating activities .............................       67.6     211.3
                                                                          --------  --------

Cash flows from investing activities:
    Capital spending ..................................................      (98.0)    (58.8)
    Proceeds from assets sales ........................................       10.2      19.3
    Business asset purchases, including replacement of debt ...........      (54.7)   (213.0)
    Other investing activities, net ...................................         .2      (1.6)
                                                                          --------  --------
        Net cash used in investing activities .........................     (142.3)   (254.0)
                                                                          --------  --------

Cash flows from financing activities:
    New borrowings, including net increase in revolving borrowings ....      120.0     139.3
    Repayment of long-term debt .......................................       (7.7)    (46.0)
    Cash dividends ....................................................      (29.1)    (29.7)
    Purchase of treasury stock ........................................      (11.2)       --
    Other financing activities ........................................        4.8       5.5
                                                                          --------  --------
        Net cash provided by financing activities .....................       76.8      69.1
                                                                          --------  --------

Net increase in cash and cash equivalents .............................        2.1      26.4
Cash and cash equivalents at beginning of period ......................      116.0     126.5
                                                                          --------  --------
Cash and cash equivalents at end of period ............................   $  118.1  $  152.9
                                                                          --------  --------
                                                                          --------  --------



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


                                                  Quarter Ended  Six Months Ended
                                                     June 30,       June 30,
                                                  -------------  ----------------
  (Shares in millions)                            2000     1999   2000     1999
                                                  -----   -----  ------  --------
Average shares  outstanding used to determine
    basic income per common share                 104.0   106.6   104.1   106.4

Dilutive  effects  of stock  options  granted
    and ESPP shares                                 0.2     0.2     0.1     0.2
                                                  -----   -----   -----   -----
Average shares  outstanding used to determine
    fully diluted income per common share         104.2   106.8   104.2   106.6
                                                  -----   -----   -----   -----
                                                  -----   -----   -----   -----


3. The preparation of interim financial statements requires the estimation of L-P's effective income tax rate based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly.

4. The Company utilizes interest rate hedge contracts to hedge risks associated with interest rate movement relating to potential debt issuances. The Company's current accounting policy is to defer realized and unrealized gains and losses on the hedge instrument until the issuance of the related debt, at which time such amounts are amortized to interest expense over the life of the debt issuance.

         Due to the delay in the anticipated issuance of debt, the Company recognized $6 million in mark to market adjustments in the second quarter of 2000.

         At June 30, 2000, notional amounts under contract were $200 million. The risk of loss to the Company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not significant.

5. The preparation of interim financial statements requires the estimation of L-P's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

6.       Components of comprehensive income for the periods include:


                                         Quarter Ended    Six Months Ended
                                            June 30,         June 30,
                                       ----------------  -----------------
  (Dollars in millions)                  2000     1999     2000     1999
                                       -------  -------  -------  --------
Net income                             $  21.0  $  84.9  $  78.7  $ 112.1
Currency translation adjustment           (3.3)     2.7     (8.2)     0.8
Pension minimum liability adjustment      12.2       --     12.2       --
Other                                      0.1     (0.1)     0.1      0.2
                                       -------  -------  -------  -------
     Total comprehensive income        $  30.2  $  87.5  $  82.8  $ 113.1
                                       -------  -------  -------  -------
                                       -------  -------  -------  -------


7. In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133, as amended by SFAS 137, will be effective for L-P beginning January 1, 2001. Based upon a preliminary review, L-P does not believe that the adoption of this standard will have a material impact on its financial statements.

8. In December 1999, Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." The new statement will require a change in the recognition of revenue. SAB 101, as amended by SAB101A and SAB101B will be effective for L-P beginning in the fourth quarter of 2000. Based upon a preliminary review, L-P does not believe that the adoption of this standard will have a material impact on its financial statements.

9. The selected segment data set forth in Item 2 "Management's Discussion and Analysis and Results of Operations" is incorporated herein by reference.

10. The description of certain legal and environmental matters involving L-P set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

         Net income for the second quarter of 2000 was $21.0 million, or $0.20 per diluted share, on sales of $778.1 million, compared to second quarter 1999 net income of $84.9 million, or $0.79 per diluted share, on sales of $768.5 million. Excluding unusual items totaling $38.0 million ($22.8 million after tax, or $0.21 per diluted share), income for the second quarter of 2000 was $43.7 million, or $0.42 per diluted share, compared to second quarter 1999 income excluding unusual items of $81.7 million, or $0.76 per diluted share.

         Net income for the first six months of 2000 was $78.7 million, or $0.76 per diluted share, on sales of $1.56 billion, compared to net income for the first six months of 1999 of $112.1 million, or $1.05 per diluted share, on sales of $1.37 billion. Excluding unusual items, income for the first six months of 2000 was $100.5 million, or $0.96 per diluted share, compared to income for the first six months of 1999 of $108.9 million, or $1.02 per diluted share.

         Reduced demand for building products and the slowing housing markets factored negatively into second quarter earnings. This softening demand resulted in reduced market prices for structural panels (oriented strand board (OSB), plywood and lumber). These decreased market conditions were partially offset by the inclusion of the operations of Le Group Forex Inc. (Forex), which were acquired in September 1999 and certain assets of Evans Forest Products Ltd. (Evans), which were acquired in November 1999.

         L-P operates in five segments: structural products; exterior products; industrial panel products; other products; and pulp. Structural products is the most significant segment, accounting for more than 60% of sales during the first six months of both 2000 and 1999. L-P's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

SELECTED SEGMENT DATA


                                           Quarter Ended June 30,         Six Months Ended June 30,
                                        ---------------------------     -----------------------------
                                          2000      1999       %          2000      1999         %
                                        --------  --------  -------     --------  --------    -------
(Dollar amounts in millions)
Sales:
    Structural products .............   $  469.1  $  473.8     (1.0%)   $  963.4  $  849.9       13.4%
    Exterior products ...............       91.1      79.1     15.2        155.9     116.9       33.4
    Industrial panel products .......       68.7      73.1     (6.0)       141.4     126.9       11.4
    Other products ..................      110.3     114.6     (3.8)       215.2     225.1       (4.4)
    Pulp ............................       38.9      27.9     39.4         79.1      49.8       58.8
                                        --------  --------              --------  --------
        Total sales .................   $  778.1  $  768.5      1.2     $1,555.0  $1,368.6       13.6
                                        --------  --------              --------  --------
                                        --------  --------              --------  --------

Operating profit (loss):
    Structural products .............   $   88.4  $  150.3    (41.2)    $  202.4  $  224.8      (10.0)
    Exterior products ...............       13.9      16.3    (14.7)        22.0      24.0       (8.3)
    Industrial panel products .......        3.3       4.7    (29.8)         5.9       5.8        1.7
    Other products ..................       (0.9)     (4.1)   (78.0)        (0.1)    (12.7)     (99.2)
    Pulp ............................        5.9      (4.9)   220.4         10.3     (10.8)     195.4
Unusual credits and charges, net ....      (38.0)      5.2   (830.8)       (36.4)      5.2     (800.0)
General  corporate and other expense,
    net .............................      (26.1)    (25.4)    (2.8)       (52.5)    (51.2)      (2.5)
Interest income (expense), net ......       (8.8)     (1.7)  (417.6)       (17.2)      (.9)   1,811.1
                                        --------  --------              --------  --------
    Income  before taxes and minority
    interest ........................   $   37.7  $  140.4    (73.1)    $  134.4  $  184.2      (27.0)
                                        --------  --------              --------  --------
                                        --------  --------              --------  --------


STRUCTURAL PRODUCTS

         The structural products segment includes OSB, plywood, lumber and engineered wood products (EWP). The decline in sales for the second quarter of 2000 compared to the second quarter of 1999 was primarily due to lower OSB, plywood and lumber prices, which were partially offset by higher sales volumes resulting from the acquisitions of Forex and Evans.

         In the second quarter of 2000, sales volumes increased by 9% over the second quarter of 1999 while sales prices decreased by 14%. Log costs increased approximately 1% in the second quarter of 2000 as compared to the second quarter of 1999. Additionally, during the second quarter of 2000, several mills operated under reduced production schedules due to reduced market demand. These items all contributed to the lower operating performance of structural products.

         For the six months ended June 2000, sales volumes increased by 5% over the same period in 1999 while sales prices decreased 1%. For the first six months of 2000, log costs increased 2% as compared to the same period in the prior year.

EXTERIOR PRODUCTS

         The exterior product segment includes siding, both wood composite and vinyl, specialty OSB products and related products such as soffit, facia and trim. Sales volumes of these products increased 30% in the second quarter of 2000 compared to the second quarter of 1999 primarily due to the conversion of a commodity OSB mill into a specialty OSB mill. Sales prices declined by 6%, primarily as a result of price decreases for OSB specialty products. Additionally, this segment was negatively affected by a significant increase in resin costs associated with the vinyl operations.

          Sales volumes for the six months ended June 30, 2000 increased by 60% as compared to the same period in 1999 and sales prices remained relatively flat. Sales and operating income were also positively impacted by the acquisition of ABT in late February 1999.

INDUSTRIAL PANEL PRODUCTS

         The industrial panels segment includes particleboard, medium density fiberboard (MDF) and hardboard. Sales prices increased 8% for the second quarter 2000 as compared to the second quarter of 1999 while sales volumes declined 14%. The decline in sales volumes resulted from a temporary shutdown of one of the MDF plants due to weaker customer demand. For the first six months of 2000, sales prices increased 7% over the same period in the prior year with volumes increasing 38%. The addition of the ABT products is the primary reason for the increase in sales and profits in this segment for the six month period.

OTHER PRODUCTS

         The other products segment includes wood chips, cellulose insulation, Ireland operations, Alaska operations, moldings and other products. In the second quarter of 2000, sales for this segment decreased about 5% compared to the second quarter of 1999, primarily due to the sale of the assets of Associated Chemists Inc. in December 1999 and certain assets associated with the Alaskan operations in October 1999, which were partially offset by the increased sales of ABT molding products. Additionally, during the second quarter of 1999, L-P recognized a write down on inventories of a previously sold subsidiary of $3.0 million. The same factors contributed to the decline in sales and operating results in the first six months of 2000 compared to the same period in 1999.

PULP

         Pulp segment operations for the second quarter of 2000 improved significantly from the second quarter of 1999, with sales volumes declining 4% and sales prices increasing 61%. Although the increase in sales prices were partially offset by increases in raw material and production costs, significant improvement in operating profit was realized. For the six month period ended June 30, 2000, sales volumes decreased 2% and sales prices increased 63% over the comparable period in 1999.

UNUSUAL CREDITS AND CHARGES, NET

         Information regarding unusual credits and charges recorded in the quarter and six months ended June 30, 2000 is set forth in the following table.


                                                     Quarter Ended         Six Months Ended
                                                        June 30,              June 30,
                                                  ------------------    -------------------
  (Dollars in millions)                             2000       1999      2000        1999
                                                  --------   -------    -------     -------
Impairment charges:
   Polymer plant                                  $    --      $  --    $  (3.5)     $  --
   Oroville MDF plant                                (4.1)        --       (4.1)        --
   Samoa pulp mill                                  (40.0)        --      (40.0)        --
Gain on sale of assets                                 --       5.2          --        5.2
Recovery on insurance settlement                     12.6        --        17.7         --
Mark to market adjustment on interest rate
    hedges                                           (6.5)       --        (6.5)        --
                                                  --------   -------    -------     -------
     Total unusual credits and charges, net       $ (38.0)   $  5.2     $ (36.4)     $ 5.2
                                                  --------   -------    -------     -------
                                                  --------   -------    -------     -------




GENERAL CORPORATE AND OTHER EXPENSE

         General corporate expense for the second quarter of 2000 and for the six month period ended June 30, 2000 were consistent with the same periods in the prior year.

INTEREST INCOME (EXPENSE)

         Interest expense increased significantly in the second quarter of 2000 and the six month period ended June 30, 2000 as compared to the same periods in the prior year as a result of borrowings to finance the acquisitions of ABT, Forex and Evans.

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

         Through the first six months of 2000, claimants continued to file claims under both the National Settlement and the Florida Settlement; however, the rate of claim filings has decreased. In the second quarter of 2000, L-P paid approximately $112 million from the second settlement fund to approximately 57,000 claimants in satisfaction of approximately $313 million in claims. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

         As of June 30, 2000, (i) approximately 288,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 273,000 at December 31, 1999 and 280,000 at March 31, 2000, and (ii) approximately 184,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 172,000 at December 31, 1999 and approximately 179,000 at March 31, 2000. The average payment amount for settled claims as of December 31, 1999, March 31, 2000 and June 30, 2000 was approximately $5,100, $5,100 and $3,700, respectively. Excluding claims satisfied pursuant to the second settlement fund, the average payment amount for settled claims as of June 30, 2000 was $5,100. The total number of completed claim forms pending (not settled) as of June 30, 2000 was approximately 17,000 (approximately 67,000 at December 31, 1999 and approximately 72,000 at March 31,
2000) with approximately 135,000 claims settled (approximately 76,000 at each of December 31, 1999 and March 31, 2000) and approximately 32,000 claims dismissed (approximately 29,000 at December 31, 1999 and approximately 31,000 at March 31,
2000). Dismissal of claims is typically the result of claims for product not produced by L-P or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $67.6 million in the first six months of 2000 compared to $211.3 million in the same period in 1999. The decrease in cash provided by operations resulted primarily from lower net income and increased payments related to contingencies.

         Net cash used in investing activities was $142.3 million in the first six months of 2000 compared to $254.0 million in the comparable period of 1999. L-P used $54.7 million of funds to acquire the assets of Sawyer Lumber Company and the assets of Hoff Companies Inc. in May 2000 and $213 million of funds to acquire ABT in February 1999. Capital expenditures for property, plant, equipment and timber increased in the first six months of 2000 compared to the same period in 1999, primarily due to acquisitions of equipment to improve the utilization of current mills. L-P estimates that during 2000 it will make total capital expenditures of approximately $180 million to, among other things, begin construction on an OSB mill, continue construction of a veneer mill and complete construction of a composite decking plant.

         In the six month period ended June 30, 2000, L-P borrowed $120 million, primarily to finance the acquisitions of the assets of the Sawyer Lumber Company and Hoff Companies, Inc. and payments from the second settlement fund described above. In the same period of 1999, L-P borrowed $139 million, primarily to finance the acquisition of ABT.

         L-P expects to be able to meet its cash requirements through cash from operations, existing cash balances, existing credit facilities and access to the capital markets. Cash and cash equivalents totaled $118.1 million at June 30, 2000 compared to $116 million at December 31, 1999. L-P has a $300 million revolving credit facility under which $120 million was outstanding at June 30, 2000. This facility is available until 2002. L-P also has a $50 million (Canadian) revolving credit facility under which no borrowings were outstanding at June 30, 2000. This facility is available until March 2001. Additionally, L-P has approximately $34 million available under a $250 million credit facility established in connection with acquisitions made in 1999. Borrowings in an amount equal to approximately $240 million currently mature in September 2000. L-P has registered under the Securities Act the offer and sale of up to $750 million of debt securities, which may be offered from time to time in one or more series. The amount, price, other terms of any such offering will be determined on the basis of market conditions and other factors existing at the time of such offering. The proceeds from the sale of any such securities are anticipated to be used by L-P to refinance a portion of its existing indebtedness and for general corporate purposes.

         Changes in L-P's balance sheet from December 31, 1999 to June 30, 2000, include decreases of $32.7 million in accounts receivable and $16.6 million in inventories. These decreases are a result of seasonal fluctuations in operations.

         Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $184.2 million at June 30, 2000, of which $75 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Litigation-related payments totaled $123.6 million for the first six months of 2000.

STOCK REPURCHASE PLAN

         As of June 30, 2000, L-P had reacquired approximately 7.9 million shares for $125 million under an authorization to reacquire up to 20 million shares from time to time in the open market. L-P reacquired 850,000 shares for $11.2 million in the first six months of 2000. L-P had approximately 104 million shares outstanding at quarter end.

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

         During the second quarter of 2000, L-P recorded a $40 million charge to unusual items for a reduction in the carrying value of its Samoa, California pulp mill in anticipation of the sale of this mill. L-P currently believes it has adequate support for the remaining carrying value of the affected assets if L-P continued to operate the facility, however management has determined that the intent is to sell the mill, and therefore the carrying values were reduced to reflect the estimated net realizable value.

                 Louisiana-Pacific Corporation and Subsidiaries
                          Summary of Production Volumes


                                                           Quarter Ended June 30,    Six Months Ended June 30,
                                                           ----------------------    -------------------------
                                                            2000          1999         2000              1999
                                                           -------      --------     --------          -------
Oriented strand board, million square feet 3/8" basis ...   1,270        1,068         2,626            2,122

Softwood plywood, million square feet 3/8" basis ........     268          211           528              447

Lumber, million board feet ..............................     276          269           515              529

Wood-based siding, million square feet 3/8" basis .......     179          179           361              306

Industrial panel products (particleboard, medium density
fiberboard and hardboard), million square feet 3/4" basis     164          175           318              335

Engineered I-Joist, million lineal feet .................      24           21            44               45

Laminated veneer lumber (LVL), thousand cubic feet ......   2,150        1,800         4,327            3,500

Pulp, thousand short tons ...............................      99           90           188              185



                             Industry Product Trends

The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.


                                   OSB                  Plywood                 Lumber               Particleboard
                            -----------------       -----------------      ----------------        -----------------
                               N. Central             Southern Pine                                     Inland
                               7/16" Basis             1/2" Basis           Framing Lumber            Industrial
                            24/16 Span Rating          Cdx 3-Ply           Composite Prices           3/4" Basis
                            -----------------       -----------------      ----------------        -----------------
Annual Average
1993                         $     236                $    282               $     394               $    258
1994                               265                     302                     405                    295
1995                               245                     303                     337                    290
1996                               184                     258                     398                    276
1997                               142                     265                     417                    262
1998                               205                     284                     349                    259
1999                               260                     326                     401                    273
1999 2nd Qtr. Avg.                 289                     343                     423                    270
2000 1st Qtr. Avg.                 261                     247                     384                    291
2000 2nd Qtr. Avg.                 237                     274                     337                    299


Source:  RANDOM LENGTHS

                           PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Certain environmental matters and legal proceedings involving L-P are discussed below.

ENVIRONMENTAL MATTERS

         In March 1995, L-P's subsidiary Ketchikan Pulp Company ("KPC") entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's former pulp mill during the late 1980s and early 1990s. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. Although KPC sold the mill site and related facilities in 1999, it remains obligated under these agreements to undertake certain projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site. KPC is currently in the process of finalizing a consent decree with the federal government to complete cleanup activities at the mill site and Ward Cove. This consent decree is expected to supersede the earlier agreements. Total costs for the investigation and cleanup of Ward Cove are estimated to cost approximately $6.7 million (of which approximately $2.0 million had been spent at June 30, 2000).

          In connection with the clean-up of KPC's former log transfer facilities, the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent clean-up standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted that previously closed-out facilities may need to be re-evaluated. L-P disputes the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate closed-out facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the clean-up.

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

         In June 1996, the U.S. District Court for the District of Oregon approved a settlement between L-P and a nationwide class composed of all persons who own, have owned, or acquire property on which L-P's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of L-P may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

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

         The settlement requires L-P to contribute $275 million to the settlement fund. Approximately $272 million of that obligation had been satisfied at June 30, 2000 through cash payments of approximately $261 million on a discounted basis. L-P's remaining mandatory contributions to the settlement fund are due in June 2001 (approximately $2 million) and June 2002 (approximately $2 million). In addition to its mandatory contributions, at June 30, 2000, L-P had paid, on a discounted basis, approximately $97 million of its two $50 million funding options, at a cost to L-P of approximately $66 million. L-P was entitled to pay its mandatory and optional contributions to the settlement fund on a discounted basis as a result of early payments pursuant to the early payment program.

         In the second quarter of 2000, L-P paid approximately $112 million from the second settlement fund in satisfaction of approximately $313 million in claims. Claimants who accepted payment from the second settlement fund may not file additional claims under the settlement. Claimants who elected not to participate in the second settlement fund remain bound by the terms of the original settlement.

         At June 30, 2000, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and L-P's remaining mandatory contributions to the settlement fund by approximately $79 million. Approximately 3,000 new claims were filed during the second quarter of 2000.

         Based upon the payments that L-P has made and committed to make, the settlement will continue in effect until at least August 2003. Within 60 days after June 7, 2003, the Claims Administrator shall notify L-P of the dollar value of all remaining unfunded and approved claims. L-P shall then have 60 days to notify the Claims Administrator whether L-P elects to fund all such remaining claims. If L-P elects to fund those claims, then L-P will pay by the end of the next 12-month period (2004) the greater of: (i) 50% of the aggregate sum of those claims (with the remaining 50% to be paid by 12 months thereafter in 2005); or (ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims paid 12 months thereafter in 2005). If L-P elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after the date of L-P's election.

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

         The foregoing description of the settlement agreement does not purport to be complete, and is qualified in its entirety by reference to the full text thereof, which is filed as Exhibit 10.1 to L-P's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

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

FIBREFORM WOOD PRODUCTS, INC. PROCEEDINGS

         L-P has been named as a defendant in an action filed by FibreForm Wood Products, Inc. ("FibreForm") in the Superior Court of Los Angeles County, California on July 13, 1999. The action was subsequently removed by L-P and the other named defendants to the United States District Court for the Central District of California. FibreForm has alleged, in connection with failed negotiations between FibreForm and L-P regarding a possible joint venture, that L-P and the other defendants engaged in a fraudulent scheme to gain control over FibreForm's proprietary manufacturing processes under the guise of such negotiations. FibreForm has alleged causes of action based on fraudulent misrepresentation, negligent misrepresentation, misappropriation of trade secrets, unfair competition, breach of contract and breach of a confidentiality agreement by L-P and the other defendants. FibreForm seeks general, special and consequential damages of at least $250 million, punitive damages, restitution, injunctive and other relief and attorneys' fees. L-P filed a counterclaim against FibreForm for failing to pay amounts due under a promissory note, as well as for attorneys' fees related to L-P's effort to collect amounts due under the note.

         On June 7, 2000, the United States District Court for the Central District of California (1) dismissed FibreForm's alleged causes of action based on fraudulent misrepresentation, negligent misrepresentation and breach of contract and (2) ordered FibreForm to pay L-P the amount due under the promissory note, plus reasonable attorneys' fees and costs incurred by L-P in attempting to collect under the promissory note. FibreForm has appealed the Court's actions with respect to these matters. The parties have stipulated to the dismissal with prejudice of FibreForm's other alleged causes of action in order to expedite FibreForm's appeal.

         L-P believes that FibreForm's allegations are without merit and intends to continue to defend this action vigorously. Based upon the information currently available, management believes that the resolution of this matter will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of L-P.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

              3.1  Bylaws of L-P as amended June 26, 2000.

              10.1 Louisiana-Pacific 2000 Employee Stock Purchase Plan
                   (incorporated by reference to Appendix A of L-P's definitive proxy statement filed with the Securities and Exchange Commission on March 20, 2000).

              10.2 Louisiana-Pacific Corporation 2000 Non-Employee Director
                   Restricted Stock Plan.

              10.3 Louisiana-Pacific Corporation 1992 Non-Employee Director
                   Stock Option Plan (restated as of May 1, 2000) and related forms of option agreements.

              10.4 Amendment to Credit Facility, dated as of March 9, 2000 between Louisiana Pacific Canada Ltd., as successor to Louisiana Pacific Acquisition, Inc. and Bank of America, N.A.

              27.1 Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

                   On April 6, 2000, L-P filed a Current Report on Form 8-K reporting matters under Item 5 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LOUISIANA-PACIFIC CORPORATION

Date:  August 1, 2000             By: /s/ Gary C. Wilkerson
                                     ----------------------------------
                                            Gary C. Wilkerson
                                     Vice President and General Counsel


Date:  August 1, 2000             By: /s/ Curtis M. Stevens
                                     ----------------------------------
                                            Curtis M. Stevens
                                     Vice President, Chief Financial
                                           Officer and Treasurer
                                       (Principal Financial Officer)