Form 10-Q
period 2000-09-30
LOUISIANA PACIFIC CORP
filed 2000-11-07
CIK 60519

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,180,191 shares of Common Stock, $1 par value, outstanding as of October 31, 2000.

                        ABOUT FORWARD-LOOKING STATEMENTS

Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for all forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by Louisiana-Pacific Corporation ("LP") with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, the management of LP.

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

In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by LP with the Commission that warn of risks or uncertainties associated with future results, events or circumstances identify important factors that could cause actual results, events and circumstances to differ materially from those reflected in the forward-looking statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
               (AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

                                                            Quarter Ended                 Nine Months Ended
                                                            September 30,                   September 30,
                                                    -----------------------------    ---------------------------
                                                        2000             1999            2000           1999
                                                    ------------     ------------    ------------   ------------

Net sales                                              $  652.4         $  797.4       $ 2,207.4      $ 2,166.0

Costs and expenses:
    Cost of sales                                         544.5            551.1         1,668.6        1,543.9
    Depreciation, amortization and depletion               63.5             52.4           184.1          140.9
    Selling and administrative                             57.1             56.5           177.2          162.9
    Unusual credits and charges, net                        1.0             18.7            37.4           13.5
    Loss from unconsolidated affiliate                      1.4               --             1.4             --
    Interest expense                                       22.6              9.6            58.2           29.7
    Interest income                                       (10.0)            (6.9)          (28.4)         (26.1)
    Foreign exchange losses (gains)                         3.8              0.8             6.0            1.8
                                                    ------------     ------------    ------------   ------------
        Total costs and expenses                          683.9            682.2         2,104.5        1,866.6
                                                    ------------     ------------    ------------   ------------
Income (loss) before taxes and minority interest          (31.5)           115.2           102.9          299.4
Provision for income taxes                                  9.7             45.5            64.4          118.1
Minority interest in net income (loss) of
    consolidated subsidiaries                              (0.3)             0.4             0.7           (0.1)
                                                    ------------     ------------    ------------   ------------
Net income (loss)                                      $  (40.9)        $   69.3       $    37.8      $   181.4
                                                    ============     ============    ============   ============
Net income (loss) per share - basic and diluted        $  (0.39)        $   0.65       $    0.36      $    1.70
                                                    ============     ============    ============   ============
Average shares outstanding
    Basic                                                 104.1            106.7           104.1          106.5
                                                    ============     ============    ============   ============
    Diluted                                               104.1            106.9           104.2          106.7
                                                    ============     ============    ============   ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                          FINANCIAL STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)


                                                            Sept. 30, 2000           Dec. 30, 1999
                                                            --------------           -------------

ASSETS

Cash and cash equivalents                                      $    101.6              $    116.0
Accounts receivable, net                                            221.3                   200.7
Inventories                                                         298.1                   293.4
Prepaid expenses                                                     20.9                    18.5
Income taxes receivable                                              63.1                      --
Deferred income taxes                                                60.1                   110.8
                                                            --------------           -------------
    Total current assets                                            765.1                   739.4

Timber and timberlands, net                                         593.7                   611.1

Property, plant and equipment                                     2,567.4                 2,537.4
Accumulated depreciation                                         (1,262.3)               (1,203.4)
                                                            --------------           -------------
Net property, plant and equipment                                 1,305.1                 1,334.0

Goodwill, net of amortization                                       329.3                   347.7
Notes receivable from asset sales                                   403.8                   403.8
Other assets                                                        101.7                    52.2
                                                            --------------           -------------
    Total assets                                               $  3,498.7              $  3,488.2
                                                            ==============           =============

LIABILITIES AND EQUITY

Current portion of long-term debt                              $     40.7              $     44.9
Accounts payable and accrued liabilities                            305.4                   306.5
Income taxes payable                                                   --                     9.3
Current portion of contingency reserves                              55.0                   180.0
                                                            --------------           -------------
    Total current liabilities                                       401.1                   540.7

Long-term debt, excluding current portion:
    Limited recourse notes payable                                  396.5                   396.5
    Other long term debt                                            775.2                   618.3
                                                            --------------           -------------
        Total long-term debt, excluding current portion           1,171.7                 1,014.8

Contingency reserves, excluding current portion                     118.7                   128.8
Deferred income taxes and other                                     459.2                   443.9

Commitments and contingencies

Stockholders' equity:
    Common stock                                                    117.0                   117.0
    Additional paid-in capital                                      444.5                   445.4
    Retained earnings                                             1,070.5                 1,076.4
    Treasury stock                                                 (238.5)                 (228.3)
    Loans to Employee Stock Ownership Trust                          (3.5)                   (6.9)
    Accumulated comprehensive loss                                  (42.0)                  (43.6)
                                                            --------------           -------------
        Total stockholders' equity                                1,348.0                 1,360.0
                                                            --------------           -------------
        Total liabilities and equity                           $  3,498.7              $  3,488.2
                                                            ==============           =============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                          FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                    (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

                                                             Nine Months Ended
                                                                September 30,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------

Cash flows from operating activities:
Net income                                                $   37.8        $   181.4
Depreciation, amortization and depletion                     184.1            140.9
Unusual credits and charges, net                              54.3             13.5
Cash settlements of contingencies                           (141.1)           (93.3)
Other adjustments                                             17.4             16.9
Decrease (increase) in certain working capital
  components and deferred taxes                              (67.5)            89.4
                                                       ------------     ------------
Net cash provided by operating activities                     85.0            348.8

Cash flows from investing activities:
Capital spending                                            (159.6)           (86.7)
Proceeds from assets sales                                    21.5             21.4
Acquisitions, including replacement of debt                  (54.7)          (612.1)
Other investing activities, net                               (6.7)           (11.4)
                                                       ------------     ------------
Net cash used in investing activities                       (199.5)          (688.8)

Cash flows from financing activities:
New borrowings, including net increase in
  revolving borrowings                                       622.9            535.3
Repayment of long-term debt                                 (464.9)          (104.1)
Cash dividends                                               (43.7)           (44.6)
Purchase of treasury stock                                   (11.2)            (9.0)
Other financing activities                                    (3.0)             4.0
                                                       ------------     ------------
Net cash provided by financing activities                    100.1            381.6
                                                       ------------     ------------
Net increase (decrease) in cash and cash equivalents         (14.4)            41.6
Cash and cash equivalents at beginning of period             116.0            126.5
                                                       ------------     ------------
Cash and cash equivalents at end of period                $  101.6        $   168.1
                                                       ============     ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                          FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONSOLIDATED SUMMARY FINANCIAL STATEMENTS

1. These consolidated summary financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP's Annual Report on Form 10-K for the year ended December 31, 1999.

         These consolidated summary financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management of LP, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

3. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share include the effects of potentially dilutive common stock equivalents.

                                                       Quarter Ended                 Nine Months Ended
                                                          Sept 30,                        Sept 30,
                                               -----------------------------    ---------------------------
   (Shares in millions)                            2000             1999            2000           1999
                                               ------------     ------------    ------------   ------------
Average shares  outstanding used to determine
    basic income per common share                     104.1            106.7           104.1          106.5
Dilutive  effects  of stock  options  granted
    and ESPP shares                                      --              0.2              .1            0.2
                                               ------------     ------------    ------------   ------------
Average shares  outstanding used to determine
    fully diluted income per common share             104.1            106.9           104.2          106.7
                                               ============     ============    ============   ============

4. The preparation of interim financial statements requires the estimation of LP's effective income tax rate based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly. Accounting standards require that LP's estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) for the year be applied to year-to-date income or loss at the end of each quarter. Any resulting adjustment related to prior periods must be applied against the current quarter. Weaker markets for LP's products have caused LP's estimated pre-tax income for 2000 to decrease significantly, which in turn has dramatically increased the impact of non-deductible goodwill and other items on the effective tax rate. Based on current estimates, LP expects to record an offsetting income tax benefit at a rate of approximately 63% on the projected loss in the fourth quarter.

5. The preparation of interim financial statements requires the estimation of LP's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

6. Components of comprehensive income for the periods include:

                                                       Quarter Ended                 Nine Months Ended
                                                       September 30,                   September 30,
                                               -----------------------------    ---------------------------
  (Dollars in millions)                            2000             1999            2000           1999
                                               ------------     ------------    ------------   ------------
Net income (loss)                               $     (40.9)     $      69.3     $      37.8    $     181.4
Currency translation adjustment                        (2.5)             0.9           (10.7)           1.7
Pension minimum liability adjustment                     --               --            12.2             --
Other                                                    --               --             0.1            0.2
                                               ------------     ------------    ------------   ------------
Total comprehensive income (loss)               $     (43.4)     $      70.2     $      39.4    $     183.3
                                               ============     ============    ============   ============

7. In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all financial instruments as either assets or liabilities on the balance sheet at fair value; changes to fair value will impact earnings either as gains or losses. SFAS 133, as amended by SFAS 137 and SFAS 138, will be effective for LP beginning January 1, 2001. Based upon a preliminary review, LP does not believe that the adoption of this standard will have a material impact on its financial statements.

8. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." As a result of the new statement, LP will change its recognition of revenue. SAB 101, as amended by SAB101A and SAB101B, will be effective for LP beginning in the fourth quarter of 2000. In addition, the Emerging Issues Task Force (EITF) issued #00-10 "Accounting for Shipping and Handling Fees and Costs". This consensus will be applied in connection with SAB101. It addresses the income statement classification for shipping and handling fees and costs. Based upon a preliminary review, LP does not believe that the adoption of either of these standards will have a material impact on its financial statements.

9. The selected segment data set forth in Item 2 "Management's Discussion and Analysis and Results of Operations" is incorporated herein by reference.

10. The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

11. Investments in 50% owned joint ventures are accounted for under the equity method.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

Net loss for the third quarter of 2000 was $40.9 million, or $0.39 per diluted share, on sales of $652.4 million, compared to third quarter 1999 net income of $69.3 million, or $0.65 per diluted share, on sales of $797.4 million. Excluding unusual items resulting in a net unusual charge of $1.0 million ($.6 million after tax, or less than $0.01 per diluted share), loss for the third quarter of 2000 was $40.3 million, or $0.39 per diluted share, compared to third quarter 1999 income excluding unusual items of $80.8 million, or $0.76 per diluted share. The third quarter 2000 results reflect a $22 million ($.21 per diluted share) year-to-date adjustment of the provision for income taxes. Excluding this tax adjustment, the third quarter results would have been a loss of $19 million, or ($.18) per diluted share. Based on current estimates, LP expects to record an offsetting income tax benefit at a rate of approximately 63% on a projected loss in the fourth quarter.

Net income for the first nine months of 2000 was $37.8 million, or $0.36 per diluted share, on sales of $2.2 billion, compared to net income for the first nine months of 1999 of $181.4 million, or $1.70 per diluted share, on sales of $2.2 billion. Excluding unusual items, income for the first nine months of 2000 was $60.2 million, or $0.58 per diluted share, compared to income for the first nine months of 1999 of $189.7 million, or $1.78 per diluted share.

Reduced demand for building products and the slowing housing markets factored negatively into third quarter and the nine-month period ended September 30, 2000. This softening demand resulted in reduced market prices for structural panels (oriented strand board (OSB), plywood and lumber). These decreased market conditions were partially offset by the inclusion of the operations of Le Group Forex Inc. (Forex), which were acquired in September 1999 and certain assets of Evans Forest Products Ltd. (Evans), which were acquired in November 1999.

LP operates in five segments: structural products; exterior products; industrial panel products; other products; and pulp. Structural products is the most significant segment, accounting for more than 60% of sales during the first nine months of both 2000 and 1999. LP's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

Most of LP's products are sold as commodities and therefore sales prices fluctuate based on market factors over which LP has little or no control. LP cannot predict whether the prices of its products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors. LP is not able to determine to what extent, if any, it will be able to pass any future increase in the price of raw materials on to customers through product price increases.

Demand for the majority of LP's products is subject to cyclical fluctuations over which LP has no control. The level of residential construction activity heavily influences demand for LP's building products, which is subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on LP's results of operations.

SELECTED SEGMENT DATA


                                                   Quarter Ended September 30,                 Nine Months Ended September 30,
                                           --------------------------------------------  ------------------------------------------
  (Dollars in millions)                        2000             1999         % change        2000           1999         % change
                                           ------------     ------------   ------------  ------------   ------------   ------------


Sales:
   Structural products                        $  396.6         $  492.5            (19)    $ 1,374.1      $ 1,342.4              2
   Exterior products                              89.7             78.6             14         245.9          195.5             26
   Industrial panel products                      62.5             70.2            (11)        203.4          197.1              3
   Other products                                 74.1            125.4            (41)        276.4          350.5            (21)
   Pulp                                           29.5             30.7             (4)        107.6           80.5             34
                                           ------------     ------------                 ------------   ------------
         Total sales                          $  652.4         $  797.4            (18)    $ 2,207.4      $ 2,166.0              2
                                           ============     ============                 ============   ============

Operating profit (loss):
   Structural products                        $    4.0         $  151.0            (97)    $   206.4      $   375.8            (45)
   Exterior products                               4.8             17.4            (72)         26.8           41.4            (35)
   Industrial panel products                       0.3              2.6            (88)          6.3            8.4            (25)
   Other products                                 (9.0)            (3.5)          (157)         (9.1)         (16.2)            44
   Pulp                                            4.7             (3.9)           221          15.0          (14.7)           202
Unusual credits and charges, net                  (1.0)           (18.7)            95         (37.4)         (13.5)          (177)
General corporate and other expenses, net        (22.6)           (27.0)            16         (75.3)         (78.2)             4
Interest income (expense), net                   (12.7)            (2.7)          (370)        (29.8)          (3.6)          (728)
                                           ------------     ------------                 ------------   ------------
Income before taxes and minority interest     $  (31.5)        $  115.2           (127)    $   102.9      $   299.4            (66)
                                           ============     ============                 ============   ============

STRUCTURAL PRODUCTS

The structural products segment consists of OSB, plywood, lumber and engineered wood products (EWP). The decline in sales for the third quarter of 2000 compared to the third quarter of 1999 was primarily due to lower OSB, plywood and lumber prices, which were partially offset by higher sales volumes resulting from the acquisitions of Forex in September 1999 and selected assets of Evans in November 1999. For the nine-month period, sales were flat with lower sales prices offset by additional volumes resulting from the acquisitions of Forex and Evans.

The largest part of this segment is OSB. Average prices for the industry were over 40% lower this quarter compared to the same quarter in 1999 and 17% lower for the comparable nine month period. The Company's sales volume in the quarter was up 35% compared to last year and 24% for the comparable nine-month period, primarily due to the addition of the Forex operations. Based upon recently posted industry pricing, OSB prices are currently about 5% lower than the average price in the third quarter. LP has announced plans to take a two week curtailment at all of its North American OSB mills in December, a reduction of 15% of its capacity for the quarter.

Plywood was also affected by the slow down in building activity. While the Company's volumes were flat, industry prices dropped 30% from the third quarter of 1999 and 15% for the comparable nine-month period. Given the weakness in the plywood markets and the continued penetration of OSB into traditional plywood markets, the Company is investigating several options with respect to its plywood mills, including reduced operating schedules, temporary curtailments and permanent shutdowns.

Engineered wood showed a slight decline from third quarter 1999 driven by weakened demand, however for the year sales results are flat to slightly ahead. Pricing for both LVL and I-Joists remained relatively constant.

Lumber markets showed a significant decline in the third quarter of 2000 compared to the same quarter last year. Pricing was down approximately 30% from the same quarter last year and about 17% lower for the comparable nine-month period last year. In recent weeks, further price erosion has been seen. Current prices are 7% below the average in third quarter 2000.

Overall compared to both the third quarter of 1999 and comparable nine-month results, profitability in this segment was significantly impacted by falling commodity prices as well as cost increases in resin and electricity. Log cost associated with these products declined by 6% for the quarter and 1% of the nine-month period.


EXTERIOR PRODUCTS

The exterior product segment consists of siding, both wood composite and vinyl, specialty OSB products and related products such as soffit, facia and trim. Sales volumes of these products increased 42% in the third quarter of 2000 compared to the third quarter of 1999 and 54% for the nine-month period primarily due to the conversion of a commodity OSB mill into a specialty OSB mill during first quarter 2000. Sales prices declined by 24% for the quarter and 15% for the nine-month period, primarily as a result of price decreases for OSB specialty products. Additionally, this segment was negatively affected by a significant increase in resin costs associated with both the wood-based siding and vinyl operations.

INDUSTRIAL PANEL PRODUCTS

The industrial panels segment consists of particleboard, medium density fiberboard (MDF), hardboard and interior hardboard products. Sales prices increased 3% for the third quarter 2000 as compared to 1999 while sales volumes increased 11%. For the nine-month period, sales prices were constant with an increase in sales volume of 9%. These increases were from the interior hardboard products as both particleboard and MDF showed significant declines in volumes with pricing remaining constant. The decline in MDF sales volumes resulted from the permanent shutdown of one of the MDF plants due to weaker customer demand. The decline in particleboard sales volumes is due to increasing customer consolidation that negatively impacts product demand. Additionally, this segment was negatively impacted by significant increases in energy costs due to high summer demand. Wood costs associated with these businesses decreased by 2% for the quarter and 1% for the nine-month period.

OTHER PRODUCTS

The other products segment includes wood chips, cellulose insulation, Ireland operations, Alaska operations, moldings and other products. In the third quarter of 2000, sales for this segment declined significantly compared to the third quarter of 1999, primarily due to the sale of the assets of Associated Chemists Inc. in December 1999 and certain assets associated with the Alaskan operations in October 1999, which were partially offset by the increased sales of ABT molding products. Additional declines in sales and operating profits in this segment were primarily related to weaker commodity pricing in the distribution business due to weaker commodity pricing. The same factors contributed to the decline in sales and operating results in the first nine months of 2000 compared to the same period in 1999.

PULP

Pulp segment operations for the third quarter of 2000 improved significantly from the third quarter of 1999, with a 59% increase in sales prices offsetting a 39% decrease in sales volumes. Although the increase in sales prices were partially offset by increases in raw material, production costs and weaker demand, significant improvement in operating profit was realized. For the nine-month period ended September 30, 2000, sales volumes decreased 17% and sales prices increased 60% over the comparable period in 1999. See "Assets Held for Sale" below for additional information related to the pulp segment.

UNUSUAL CREDITS AND CHARGES, NET

Information regarding unusual credits and charges recorded in the quarter and nine months ended September 30, 2000 is set forth in the following table.

                                                            Quarter Ended                 Nine Months Ended
                                                            September 30,                   September 30,
                                                    -----------------------------    ---------------------------
  (Dollars in millions)                                 2000             1999            2000           1999
                                                    ------------     ------------    ------------   ------------
Additions to contingency reserves                    $      (6.6)     $     (20.0)    $      (6.6)   $     (20.0)
Long-lived asset impairment charges                         (6.3)            (7.6)          (53.9)          (7.6)
Gain on asset sales                                          6.1                              6.1            5.2
Mark to market adjustment on interest rate hedge            (4.8)                           (11.3)
Gain on insurance recovery                                  10.6                             28.3
Gain on contract settlements                                                  7.0                            7.0
Severence and other                                                           1.9                            1.9
                                                    ------------     ------------    ------------   ------------
Total unusual credits and charges, net               $      (1.0)     $     (18.7)    $     (37.4)   $     (13.5)
                                                    ============     ============    ============   ============

In the third quarter of 2000, the Company recorded a gain on an insurance recovery of $10.6 million related to the 1999 fire at the Athens, Georgia OSB facility. LP also recorded gains on the sale of the Mellen, Wisconsin veneer facilities and a former plant site in California that totaled $6.1 million. In addition, LP recorded charges relating to the settlement of an interest rate hedge, additional environmental reserves for sites in Quebec that were acquired in 1999, additional reserves for non-product litigation and impairment charges relating to several facilities which will be permanently closed totaling $17.7 million.

In the third quarter of 1999, LP Ketchikan Pulp Company subsidiary recorded a net charge of $18.7 million primarily related to reducing the carrying value of the assets to be sold to the expected sales value, a settlement with the US Forest Service and an increase in estimated environmental remediation and monitoring liabilities.

For the nine months ended September 30, 2000, in addition to the items recorded above, the Company recorded a $17.7 million gain on an insurance recovery for siding related matters, impairment charges of $47.6 million to reduce the carrying value of several manufacturing facilities to their estimated net realizable value including the Samoa pulp and Oroville MDF mills and a $6.5 mark to market charge on an interest rate hedge.

For the nine month period ended September 30, 1999, in addition to the items noted above, the Company recorded a gain on sale of timberland of $5.2 million.


GENERAL CORPORATE AND OTHER EXPENSE

For the quarter, general corporate and other expenses declined to 16% from the same period in 1999 and declined 4% for the nine-month period. During this quarter, due to lower than expected annual operating results, the Company reversed the bulk of the accruals related to management incentive bonuses for 2000 and certain other benefit programs contingent on operating results.

INTEREST INCOME (EXPENSE)

Interest expense increased significantly in the third quarter of 2000 and the nine month period ended September 30, 2000 as compared to the same periods in the prior year as a result of borrowings to finance the acquisitions of ABT, Forex and Evans.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving LP and the potential impact thereof on LP financial position, results of operations and cash flows, see Item 1, Legal Proceedings, in Part II of this report.

OSB SIDING LITIGATION UPDATE

The following discussion updates, and should be read in conjunction with, the discussion of LP's OSB siding litigation set forth in Item 7 of LP's annual report on Form 10-K for the year ended December 31, 1999, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal Matters."

Through the first nine months of 2000, claimants continued to file claims under both the National Settlement and the Florida Settlement; however, the rate of claim filings has decreased. The claim filing period associated with the Florida settlement ended October 4, 2000. In the third quarter of 2000, LP paid approximately $0.2 million from the second settlement fund to approximately 100 claimants in satisfaction of approximately $0.7 million in claims. These payments were made to claimants who had timely elected to participate in the Second Settlement Fund, but whose claims had not yet been fully processed by the end of the second quarter. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

As of September 30, 2000, (i) approximately 296,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 273,000 at December 31, 1999 and 288,000 as of June 30, 2000, and
(ii) approximately 188,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 172,000 at December 31, 1999 and 184,000 at June 30, 2000. The average payment amount for settled claims as of December 31, 1999, June 30, 2000 and September 30, 2000 was approximately $5,100, 5,100 and $3,700, respectively. Excluding claims satisfied pursuant to the second settlement fund, the average payment amount for settled claims as of September 30, 2000 was $5,000. The total number of completed claim forms pending (not settled) as of September 30, 2000 was approximately 19,000 (approximately 67,000 at December 31, 1999 and 17,000 at June 30, 2000) with approximately 136,000 claims settled (approximately 76,000 at December 31, 1999 and 135,000 at June 30, 2000) and approximately 33,000 claims dismissed (approximately 29,000 at December 31, 1999 and 32,000 at June 30, 2000). Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $85.0 million in the first nine months of 2000 compared to $348.8 million in the same period in 1999. The decrease in cash provided by operations resulted primarily from lower net income and increased payments related to contingencies.

Net cash used in investing activities was $199.5 million in the first nine months of 2000 compared to $688.8 million in the comparable period of 1999. LP used $54.7 million of funds to acquire the assets of Sawyer Lumber Company and the assets of Hoff Companies Inc. in second quarter of 2000 and $612.1 million of funds to acquire ABT in February 1999 and Forex in September 1999. Capital expenditures for property, plant, equipment and timber increased in the first nine months of 2000 compared to the same period in 1999, primarily due to acquisitions of equipment to improve the efficiency of existing mills. LP estimates that for the full year ended December 31,2000, it will make capital expenditures of approximately $150 million to, among other things, begin construction on an OSB mill, continue construction of a veneer mill and complete construction of a composite decking plant.

In the nine month period ended September 30, 2000, LP borrowed $622.9 million and repaid $464.9 million, primarily associated with the public debt offering which was used to pay off bridge loans associated with 1999 acquisitions. The public debt offering consisted of $200,000,000 million of 8.875% senior notes due 2010 and $190,000,000 million of 8.50% senior notes due 2005. This debt was issued on August 18, 2000. Additional debt was incurred to finance the acquisitions of the assets of the Sawyer Lumber Company and Hoff Companies, Inc. and payments from the second settlement fund described above. In the same period of 1999, LP borrowed $535.3 million, primarily to finance the acquisitions of ABT and Forex.

LP expects to be able to meet its cash requirements through cash from operations, existing cash balances, existing credit facilities and access to the capital markets. Cash and cash equivalents totaled $101.6 million at September 30, 2000 compared to $116 million at December 31, 1999. LP has a $300 million revolving credit facility under which

$227 million was outstanding at September 30, 2000. This facility is available until 2002. LP also has a $50 million (Canadian) revolving credit facility under which no borrowings were outstanding at September 30, 2000. This facility is available until March 2001. LP plans to issue under a syndicated bank loan $200 million in additional debt. This debt will be used to pay off current outstanding debt associated with the remaining bridge loans.

Changes in LP's balance sheet from December 31, 1999 to September 30, 2000, include increases of $20.6 million in accounts receivable and $4.7 million in inventories. These increases are primarily due to seasonal fluctuations in operations. Additionally, other assets increased by $49.5 million primarily due to a contribution of the majority of the previously consolidated assets and liabilities of LP's Greenstone subsidiary into a 50% owned, non-consolidated joint venture with Casella Waste Systems.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $173.7 million at September 30, 2000, of which $55 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Litigation-related payments totaled $141.1 million for the first nine months of 2000.

STOCK REPURCHASE PLAN

As of September 30, 2000, LP had reacquired approximately 7.9 million shares for $125 million under an authorization to reacquire up to 20 million shares from time to time in the open market. LP reacquired 850,000 shares for $11.2 million in the first nine months of 2000. LP had approximately 104 million shares outstanding at quarter end.

ASSETS HELD FOR SALE

LP is seeking to sell its Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement having a term of 24 months that expires in April 2001. LP currently believes it has adequate support for the carrying value of the affected assets. However upon the sale, it is possible that LP will be required to record an additional impairment charge based upon actual sales price.

During the second quarter of 2000, L-P recorded a $40 million charge to unusual items for a reduction in the carrying value of its Samoa, California pulp mill in anticipation of the sale of this mill. L-P currently believes it has adequate support for the remaining carrying value of the affected assets if L-P continued to operate the facility, however management has determined that the intent is to sell the mill, and therefore the carrying values were reduced to reflect the estimated net fair value.

Due to the current market slowdown, LP is currently reviewing several mills for additional possible impairments. LP currently believes it has adequate support for the carrying value of each of these mills based upon the current demand and pricing assumptions. However, should the markets for the company's products continue to deteriorate, it is possible that LP will be required to record further impairment charges.

                 LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
                          SUMMARY OF PRODUCTION VOLUMES

                                                       Quarter Ended                 Nine Months Ended
                                                       September 30,                   September 30,
                                               -----------------------------    ---------------------------
                                                   2000             1999            2000           1999
                                               ------------     ------------    ------------   ------------

Oriented strand board, million square
  feet 3/8" basis                                    1,305            1,069           3,933          3,164

Softwood plywood, million square feet
  3/8" basis                                           287              255             802            702

Lumber, million board feet                             240              264             755            793

Wood-based siding, million square feet
  3/8" basis                                           230              184             746            498

Industrial panel products (particleboard,
  medium density fiberboard and hardboard),
  million square feet 3/4" basis                       144              157             465            649

Engineered I-Joist, million lineal feet                 13               19              56             64

Laminated veneer lumber (LVL), thousand
  cubic feet                                         1,400            1,500           5,700          5,000

Pulp, thousand short tons                               93               94             282            279


                             INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

                                   OSB                  Plywood                 Lumber              Particleboard
                            -----------------        -------------         ----------------         -------------
                                N. Central           Southern Pine                                     Inland
                               7/16" Basis             1/2" Basis           Framing Lumber           Industrial
                            24/16 Span Rating          Cdx 3-Ply           Composite Prices          3/4" Basis
                            -----------------        -------------         ----------------         -------------
Annual Average
1993                           $       236            $       282             $       394            $       258
1994                                   265                    302                     405                    295
1995                                   245                    303                     337                    290
1996                                   184                    258                     398                    276
1997                                   142                    265                     417                    262
1998                                   205                    284                     349                    259
1999                                   260                    326                     401                    273
1999 3rd Qtr. Avg.                     301                    362                     421                    288
2000 2nd Qtr. Avg.                     237                    274                     337                    299
2000 3rd Qtr. Avg.                     171                    256                     294                    280


-----------------------
Source:  RANDOM LENGTHS

                           PART II -OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Certain environmental matters and legal proceedings involving LP are discussed below.

ENVIRONMENTAL MATTERS

In March 1995, LP's subsidiary Ketchikan Pulp Company ("KPC") entered into agreements with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's former pulp mill during the late 1980s and early 1990s. These agreements were subsequently approved by the U.S. District Court for the District of Alaska. Although KPC sold the mill site and related facilities in 1999, it remains obligated under these agreements to undertake certain projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site. KPC has finalized a consent decree with the federal government to complete cleanup activities at the mill site and Ward Cove. This consent decree supersedes the earlier agreements. Total costs for the investigation and cleanup of Ward Cove are estimated to cost approximately $6.7 million (of which approximately $2.2 million had been spent at September 30, 2000).

In connection with the clean-up of KPC's former log transfer facilities, the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent clean-up standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted that previously closed-out facilities may need to be re-evaluated. LP disputes the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate closed-out facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the clean-up.

LP is involved in a number of other environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes. Based on the information currently available, management believes that any fines, penalties or other costs or losses in excess of amounts currently accrued resulting from these matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

COLORADO CRIMINAL PROCEEDINGS

In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against LP in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative OSB product samples to an industry product certification agency, by LP's Montrose (Olathe), Colorado OSB plant. Pursuant to a guilty plea to certain criminal violations entered in May 1998, (i) LP paid penalties of $37 million (of which $12 million was paid in 1998 and the balance was paid in the second quarter of 1999), and was sentenced to five years of probation ending in May 2003 and (ii) all remaining charges against LP were dismissed. The terms of LP's probation require, among other things, that LP not violate any federal, state or local law.

In December 1995, LP received a notice of suspension from the EPA stating that, because of the criminal proceedings pending against LP in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the USFS. In April 1998, LP signed a Settlement and Compliance Agreement with the EPA. This agreement formally lifted the 1995 suspension imposed on the Montrose facility. The agreement has a term of five years ending in April 2003 and obligates LP to (i) develop and implement certain corporate policies and programs, including a policy of cooperation with the EPA, an employee disclosure program and a policy of nonretaliation against employees, (ii) conduct its business to the best of its ability in accordance with federal laws and regulations and local and state environmental laws, (iii) report significant violations of law to the EPA, and (iv) conduct at least two audits of its compliance with the agreement.

OSB SIDING MATTERS

In 1994 and 1995, LP was named as a defendant in numerous class action and nonclass action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or purchased or used OSB siding manufactured by LP. In general, the plaintiffs in these actions alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud and other theories related to alleged defects, deterioration or failure of OSB siding products.

In June 1996, the U.S. District Court for the District of Oregon approved a settlement between LP and a nationwide class composed of all persons who own, have owned, or acquire property on which LP's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of LP may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

A claimant who is dissatisfied with the amount to be paid under the settlement may elect to pursue claims against LP in a binding arbitration seeking compensatory damages without regard to the amount of payment calculated under the settlement protocol. A claimant who elects to pursue an arbitration claim must prove his entitlement to damages under any available legal theory, and LP may assert any available defense, including defenses that otherwise had been waived under the settlement agreement.

The settlement requires LP to contribute $275 million to the settlement fund. Approximately $271 million of that obligation had been satisfied at September 30, 2000 through cash payments of approximately $261 million on a discounted basis. LP's remaining mandatory contributions to the settlement fund are due in June 2001 (approximately $2 million) and June 2002 (approximately $2 million). In addition to its mandatory contributions, at September 30, 2000, LP had paid, on a discounted basis, approximately $97 million of its two $50 million funding options, at a cost to LP of approximately $66 million. LP was entitled to pay its mandatory and optional contributions to the settlement fund on a discounted basis as a result of early payments pursuant to a court-approved early payment program.

In the second quarter of 2000, LP paid approximately $112 million from a court-approved second settlement fund in satisfaction of approximately $313 million in claims. In the third quarter of 2000, LP paid approximately $200,000 from the second settlement fund in satisfaction of approximately $700,000 in claims. Payments from the second settlement fund have now been substantially completed. Claimants who accepted payment from the second settlement fund may not file additional claims under the settlement. Claimants who elected not to participate in the second settlement fund remain bound by the terms of the original settlement.

At September 30, 2000, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and LP's remaining mandatory contributions to the settlement fund by approximately $84 million. Approximately 3,600 new claims were filed during the third quarter of 2000.

Based upon the payments that LP has made and committed to make, the settlement will continue in effect until at least August 2003. Within 60 days after June 7, 2003, the Claims Administrator shall notify LP of the dollar value of all remaining unfunded and approved claims. LP shall then have 60 days to notify the Claims Administrator whether LP elects to fund all such remaining claims. If LP elects to fund those claims, then LP will pay by the end of the next 12-month period (2004) the greater of: (i) 50% of the aggregate sum of those claims (with the remaining 50% to be paid by 12 months thereafter in 2005); or
(ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims paid 12 months thereafter in 2005). If LP elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after the date of LP's election.

If LP makes all contributions to the original settlement fund required under the settlement agreement, including all additional optional contributions as specified above, class members will be deemed to have released LP from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, LP was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs.

A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, LP has established a claims procedure pursuant to which members of the settlement class may report problems with LP's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. LP has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. The period during which class members were entitled to make claims ended October 4, 2000.

ABT HARDBOARD SIDING MATTERS

ABT, ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in nine other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. ABT and Abitibi have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jasper County, Texas on October 5, 1999. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below.

LP, the ABT Entities and the Abitibi Entities have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jackson County, Missouri on April 22, 1999, and LP, the ABT Entities and Abitibi have been named as defendants in a putative class action proceeding filed in the District Court of Johnson County, Kansas on July 14, 1999. These actions were brought on behalf of purported classes of persons in Missouri and Kansas, respectively, who own or have purchased hardboard siding manufactured by the defendants. In general, the plaintiffs in these proceedings have claimed breaches of warranty, fraud, misrepresentation, negligence, strict liability and other theories related to alleged defects, deterioration or other failure of such hardboard siding, and seek unspecified compensatory, punitive and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief.

On May 8, 2000, the Circuit Court of Choctaw County, Alabama, under the caption FOSTER, ET AL. V. ABTCO, INC., ABT BUILDING PRODUCTS CORPORATION, ABITIBI-PRICE, INC. AND ABITIBI-PRICE CORPORATION (No. CV95-151-M), preliminarily approved a settlement agreement among the defendants and attorneys representing a nationwide class composed of all persons who own or formerly owned homes or, subject to limited exceptions, other buildings or structures on which hardboard siding manufactured by the defendants was installed between May 15, 1975 and May 15, 2000, excluding persons who timely opt out of the settlement and certain other persons. On September 27, 2000, following a fairness hearing held on September 21, 2000, the Court entered its order and judgment granting approval to the settlement. Except for claims of persons who timely opted out, the settlement provides for the resolution of all claims that have been asserted by class members in the various proceedings described above. Under the settlement agreement, class members who have previously made a warranty claim or have already repaired or replaced their siding will have until May
15, 2001 to file a claim; class members whose siding was installed between May 15, 1975 and May 15, 1976 will have at least nine months following the date on which the settlement becomes final and nonappealable to file their claims; and all other class members will have twenty-five years after their siding was installed to file a claim.

Under the settlement agreement, the defendants will be entitled to elect to make an offer of settlement to an eligible claimant based on the information set forth in the claim submitted by such claimant, and such claimant will be entitled to accept or reject the offer. If an eligible claimant declines the offer, or if no offer is made, such claimant will be entitled to a payment based on an independent inspection. Such payments will be based on a specified dollar amount (calculated on the basis of statewide averages and ranging from $2.65 to $6.21, depending upon state) per square foot of covered siding that has experienced specified types of damage, subject to reduction based on the age of the damaged siding and any failure to paint the damaged siding within stated intervals (except in the case of damaged siding installed on mobile homes, as to which a uniform 50% reduction will apply in all circumstances). If applicable, payments under the settlement will also be subject to reduction to reflect any warranty payments or certain other payments previously recovered by a claimant on account of the damaged siding. Under the settlement agreement, LP will be required to pay fees of class counsel in the amount of $7 million, as well as expenses of administering the settlement and certain other costs.

The foregoing description of the settlement agreement does not purport to be complete, and is qualified in its entirety by reference to the full text thereof, which is filed as Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

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

Based on the information currently available, management believes that the resolution of the foregoing ABT hardboard siding matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

FIBREFORM WOOD PRODUCTS, INC. PROCEEDINGS

LP has been named as a defendant in an action filed by FibreForm Wood Products, Inc. ("FibreForm") in the Superior Court of Los Angeles County, California on July 13, 1999. The action was subsequently removed by LP and the other named defendants to the United States District Court for the Central District of California. FibreForm has alleged, in connection with failed negotiations between FibreForm and LP regarding a possible joint venture, that LP and the other defendants engaged in a fraudulent scheme to gain control over FibreForm's proprietary manufacturing processes under the guise of such negotiations. FibreForm has alleged causes of action based on fraudulent misrepresentation, negligent misrepresentation, misappropriation of trade secrets, unfair competition, breach of contract and breach of a confidentiality agreement by LP and the other defendants. FibreForm seeks general, special and consequential damages of at least $250 million, punitive damages, restitution, injunctive and other relief and attorneys' fees. LP filed a counterclaim against FibreForm for failing to pay amounts due under a $500,000 promissory note, as well as for attorneys' fees related to LP's effort to collect amounts due under that note.

In a series of orders commencing with one issued on June 7, 2000, the United States District Court for the Central District of California: (1) dismissed FibreForm's alleged causes of action based on fraudulent misrepresentation, negligent misrepresentation and breach of contract; and (2) ordered FibreForm to pay LP approximately $800,000, which represents the total of the amount due under the promissory note, interest on that amount, and the attorneys' fees and costs that LP incurred while attempting to collect under the promissory note. FibreForm has appealed the Court's actions with respect to these matters. The parties have stipulated to the dismissal with prejudice of FibreForm's other alleged causes of action in order to expedite FibreForm's appeal.

LP believes that FibreForm's allegations are without merit and intends to continue to defend this action vigorously. Based upon the information currently available, management believes that the resolution of this matter will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.


OTHER PROCEEDINGS

LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

CONTINGENCY RESERVES

LP maintains reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts, that could cause actual costs to vary materially from current estimates. Due to various uncertainties, LP cannot predict to what degree actual payments (including payments under the OSB siding litigation settlements or any alternative strategies adopted by LP with respect to OSB siding claims) will materially exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

For information regarding LP's financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 8 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data, in LP's annual report on Form 10-K for the year ended December 31, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

                  4.1 First Supplemental Indenture dated August 18, 2000 between LP and Bank One Trust Company, NA, as Trustee.

                  4.2 Second Supplemental Indenture dated August 18, 2000 between LP and Bank One Trust Company, NA, as Trustee.

                  10.1 Directors' Deferred Compensation Plan, amended and restated as of August 1, 2000

                  10.2 Executive Deferred Compensation Plan, amended and restated as of September 1, 2000

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K
                  -------------------

                         On August 8, 2000, LP filed a Current Report on Form 8-K reporting matters under Item 5 thereof.

                         On August 17, 2000, LP filed a Current Report on Form 8-K reporting matters under Item 5 thereof.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LOUISIANA-PACIFIC CORPORATION


Date:  November 7, 2000              By:        /s/ Gary C. Wilkerson
                                        ----------------------------------------
                                                    Gary C. Wilkerson
                                           Vice President and General Counsel





Date:  November 7, 2000              By:        /s/ Curtis M. Stevens
                                        ----------------------------------------
                                                    Curtis M. Stevens
                                             Vice President, Chief Financial
                                                 Officer and Treasurer
                                              (Principal Financial Officer)