Form 10-K405
period 2000-12-31
LOUISIANA PACIFIC CORP
filed 2001-03-16
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000	Commission File Number 1-7107

Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	93-0609074 (I.R.S. Employer Identification No.)
805 S.W. Broadway, Suite 1200 Portland, Oregon 97205-3303 (Address of principal executive offices)	Registrant's telephone number (including area code) 503-221-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $1,007,638,000 as of March 12, 2001.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock: 104,360,850 of Common Stock, $1 par value, outstanding as of March 12, 2001.

Documents Incorporated by Reference

Definitive Proxy Statement for 2001 Annual Meeting: Part III

Except as otherwise specified and unless the context otherwise requires, references to "LP" refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS

    Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for all forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by LP with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, the management of LP.

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

  •
  Risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions;

  •
  Possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions; and

  •
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

PART I

ITEM 1.  Business

General

    LP is a major building products firm, operating approximately 66 facilities in the United States, Canada, Chile and Ireland. For financial reporting purposes, LP divides its businesses into the following business segments: (1) Structural Products, which includes structural panel products (oriented strand board ("OSB") and plywood), lumber, engineered wood products ("EWP") and wood fiber resources; (2) Exterior Products, which includes wood and vinyl siding and related accessories, composite decking and specialty OSB products; (3) Industrial Panel Products, which includes particleboard, medium density fiberboard ("MDF"), hardboard and decorative panels; (4) Other Products; and (5) Pulp. With the exception of pulp, LP's products are used primarily in new home construction, repair, remodeling and manufactured housing. LP distributes its building products primarily through third-party distributors and home centers.

    LP was organized as a Delaware corporation in 1972. LP's executive offices are located at 805 S.W. Broadway Suite 1200, Portland, OR 97205-3303.

Structural Products

    Structural Panel Products.  LP is one of the largest North American producers of OSB and is a major manufacturer of plywood. OSB is a manufactured composite wood product that is generally used as a lower cost substitute for plywood. These structural panel products are primarily used in new residential construction and remodeling applications such as subfloors, walls and roofs. According to the APA—The Engineered Wood Association, the total North American market for structural panel products (OSB and plywood) is approximately 37 billion square feet annually. The OSB share of these products is approximately 50%, up from approximately 25% in 1990. In the past decade, land use regulations and endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close permanently. The volume lost from those closed mills has been replaced primarily by OSB.

    LP has 14 OSB mills in North America with a combined annual production capacity of approximately 5.8 billion square feet. LP also owns 65% of a joint venture in Ireland which has an OSB mill with an annual production capacity of approximately 450 million square feet, the output of which is primarily distributed in Ireland, the United Kingdom and Western Europe (this mill is considered part of LP's Other Products segment because it does not sell primarily to North American customers). Additionally, LP is currently constructing, under a joint venture relationship, an OSB mill in Chile that is expected commence operation in early 2001. This facility will have an annual capacity of 130 million square feet and the product will be targeted for South American markets.

    LP has four plywood mills in the southern United States with a combined annual production capacity of approximately 1.2 billion square feet and one plywood mill in the Province of British Columbia, Canada with an annual production capacity of approximately 150 million square feet. Certain of these mills also produce veneers used in the manufacture of laminated veneer lumber. See Engineered Wood Products below.

    Lumber.  LP produces lumber in a variety of standard and specialty grades and sizes, and believes it is the largest North American producer of stud lumber.

    LP has fourteen sawmills in the United States with a combined annual production capacity of approximately 1.2 billion board feet, two sawmills in the Province of Quebec, Canada with a combined annual production capacity of approximately 120 million board feet, and one sawmill in the Province of British Columbia, Canada with an annual production capacity of approximately 50 million board feet.

    Engineered Wood Products.  LP is one of the largest North American manufacturers of EWP, including I-joists and laminated veneer lumber ("LVL"). LP believes that its engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter and straighter than conventional lumber joists. LP's LVL is a high-grade, value- added structural product used in applications where extra strength is required, such as headers and beams. It is also used, together with OSB and lumber, in the manufacture of engineered I-joists.

    Wood Fiber Resources.  LP obtains wood fiber for its mills from several sources: fee-owned timberland, timber deeds, cutting contracts from other private and public landowners in the United States, Canada and Ireland and purchases from third parties. LP owns approximately 950,000 acres of timberland primarily in the southern and southeastern United States that supplied approximately 10% of its overall timber needs in 2000. See Item 2 "Properties" for additional discussion of LP's timber resources.

    LP's mills are generally located in areas that are in close proximity to large and diverse supplies of wood fiber. In areas where LP does not own a significant amount of timberlands, its mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

Exterior Products

    LP manufactures exterior siding and other cladding products for the residential and commercial building markets. LP's siding product offerings fall into four categories: (1) SmartSystem® products, (2) hardboard siding products, (3) composite decking, and (4) vinyl siding products. These products are distributed through retail outlets and to builders and siding contractors. LP's portfolio of products offers customers a variety of siding choices at various performance levels and prices.

    The SmartSystem® Products.  LP's SmartSystem® products consist of a full line of OSB-based sidings, trim, soffit and facia. These products have quality and performance characteristics similar to solid wood at relatively more attractive prices due to lower raw material and production costs. Additionally, LP produces specialty OSB products. LP manufactures its SmartSystem® products at four facilities which have a combined annual production capacity of approximately 760 million square feet.

    Hardboard Siding.  LP's product offerings include a number of lap and panel siding products in a variety of patterns and textures, as well as trim products. LP operates a hardboard siding products facility in the southeastern United States with an annual production capacity of 245 million square feet. In addition, LP's East River facility has the ability to produce hardboard siding as needed.

    Vinyl Siding.  LP also manufactures vinyl siding products and accessories. These products are available in various styles and colors. LP manufactures these products at two facilities, one in the southern United States and one in Canada, with a combined annual production capacity of three million squares (i.e., units consisting of 100 square feet of material with an average weight of 32 pounds).

    Composite Decking.  LP manufactures wood composite decking and accessories. These products have superior quality and performance characteristics to solid wood. LP manufactures these products at two facilities which have a combined annual production of approximately 32 million lineal feet.

    Additionally, the Exterior Products segment includes certain products that are in the developmental stage, such as OSB concrete form (panels used in the process of forming concrete structures) and treated OSB. Following satisfactory development, LP intends to invest in appropriate technological and sales and marketing support to commercialize these products.

Industrial Panel Products

    LP manufactures industrial panel products—particleboard, medium density fiberboard ("MDF"), hardboard and decorative panels—at six plants. The combined annual production capacity of these plants is approximately 360 million square feet of particleboard, 50 million square feet of MDF and 800 million square feet of hardboard and decorative panels.

    Part of LP's strategy in its Industrial Panel Products segment is to focus on LP's value-added specialty products that are complementary to its other product offerings. These value-added specialty product lines include flooring, shelving, door skins, door parts, decorative panels, paneling and other specialty applications.

Other Products

    The Other Products segment includes value-added products such as Cocoon™ cellulose insulation, which is produced from recycled newspaper and has higher insulation efficiency performance levels and superior sound-deadening qualities compared to conventional fiberglass insulation of comparable thickness. This product line was contributed to a joint venture with Casella Waste Systems in August of 2000 to create US GreenFiber, LLC. This segment also includes plastic molding products, as well as LP's distribution and wholesale business, wood chips and Ireland operations. Historically, the segment included coatings and specialty chemicals (sold in December 1999), and Alaska lumber and logging operations (sold in November 1999).

Pulp

    LP has two pulp mills located in Samoa, California, and Chetwynd, British Columbia, Canada. LP is seeking to sell the Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement having a term of 24 months that expires in December 2001. LP recently sold a controlling ownership interest in the Samoa, California pulp mill (see Note 12 of the Notes to financial statements included in Item 8 of this report). Pulp accounted for approximately 5% of LP's net sales in 2000.

Employees

    LP had approximately 11,000 employees at December 31, 2000. LP believes that its relations with its employees are good.

Raw Materials

    The principal raw materials used in LP's business are logs, which are generally available from numerous sources. See Product Information Summary below, for information regarding LP's sources of logs. Because various factors, including land use regulations and environmental and endangered species concerns, have limited the amount of timber offered for sale by certain United States government agencies, LP must rely more heavily on the acquisition of timber from other sources (including domestic private timber owners) to supply its manufacturing facilities. The reduction in domestic timber supplies has resulted in upward pressure on the prices that LP must pay for timber. In addition, logs are subject to commodity pricing which fluctuates on the basis of market factors over which LP has no control.

    LP also uses various resins in the manufacturing processes of its structural and industrial panel products as well as certain of its vinyl products. Resin product prices are influenced by changes in the raw materials used to produce resin, primarily petroleum products, and other competitive pressures.

Competition

    The building products industry is highly competitive. LP competes internationally with several thousand forest and building products firms, ranging from very large, fully integrated firms to smaller firms that may manufacture only one or a few items. LP also competes less directly with firms that manufacture substitutes for wood building products. Some competitors have substantially greater financial and other resources than LP which, in some instances, could give them competitive advantages over LP.

    Many of LP's products, including structural panels and lumber, are commodity products sold primarily on the basis of price, availability and delivery in competition with numerous other forest and building products companies. Consequently, the prices that LP can obtain for its commodity products may fluctuate unpredictably, which may have a material effect on LP's operating results.

Environmental Compliance

    LP's operations are subject to a variety of environmental laws and regulations governing, among other things, the restoration and reforestation of timberlands, discharges of pollutants and other emissions on or into land, water and air, the disposal of hazardous substances or other contaminants and the remediation of contamination. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of LP's operations and otherwise result in significant costs and expenses. Violations of environmental laws and regulations can subject LP to additional significant costs and expenses, including defense costs and expenses and civil and criminal penalties. There can be no assurance that the environmental laws and regulations to which LP is subject will not become more stringent, or be more stringently implemented or enforced, in the future.

    LP's policy is to comply fully with all applicable environmental laws and regulations. In recent years, LP has devoted increasing financial and management resources to achieving this goal. In addition, from time to time, LP undertakes construction projects for environmental control facilities or incurs other environmental costs that extend an asset's useful life, improve efficiency, or improve the marketability of certain properties. LP believes that its estimated capital expenditures for environmental control facilities in 2001 and 2002 are not material.

    Additional information concerning environmental matters is set forth under Item 3, Legal Proceedings, and in Note 8 of the Notes to financial statements in Item 8.

Executive Officers of Louisiana-Pacific Corporation

    Information regarding each executive officer of LP as of March 8, 2001 (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), including employment history for the past five years, is set forth below.

    Mark A. Suwyn, age 58, has been Chairman and Chief Executive Officer since January 1996. Before joining LP, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Mr. Suwyn is also a director of LP.

    J. Ray Barbee, age 53, has been Vice President, Industrial Panels and Distribution, since January 2001. He served as Vice President, Sales and Marketing and Industrial Panels from September 2000 to January 2001 and previously served as Vice President, Sales and Marketing from June 1998. Prior to joining LP as Director of Pulp in 1997, Mr. Barbee was Vice President and General Sales Manager of Boise Cascade Corporation from 1989 to 1997.

    F. Jeff Duncan, Jr., age 46, has been Chief Information Officer of LP since October 1998 and Vice President since March 2001. Mr. Duncan had been Director of Information Technology of LP since September 1996. He was previously employed by E.I. du Pont de Nemours & Co. for 19 years in a variety of positions, most recently as Systems Manager—New Business Development.

    Warren C. Easley, age 59, has been Vice President, Technology and Quality since May 1996. He was Technical Manager—Nylon Division, North America for E.I. du Pont de Nemours & Co. from 1969 to 1996.

    Richard W. Frost, age 49, joined LP in May 1996 as Vice President, Timberlands and Procurement. Mr. Frost was Vice President and Operational Manager for S.D. Warren Company from 1992 to 1996.

    M. Ward Hubbell, age 40, has been Director, Corporate Affairs since September 1997 and Vice President since March 2001. Before joining LP, Mr. Hubbell was employed by International Paper Company beginning in October 1992, first as Communications Director and then as Federal Affairs Manager.

    Joseph B. Kastelic, age 37, has been Vice President, Specialty Products since November 2000 and Vice President, Sales and Specialty Products since January 2001. He previously served as Director,

Specialty Building Products from January 1999 to November 2000. From March 1997 to December 1998, Mr. Kastelic was Business Director, Siding/Exterior Products, and from September 1996 to March 1997 served as Marketing Development Manager for new construction and siding. Before joining LP in September 1996, Mr. Kastelic was the Marketing Development Manager at PPG Industries in Pittsburgh, Pennsylvania.

    J. Keith Matheney, age 52, has been Vice President, OSB and Engineered Wood Products since November 2000. He previously served as Vice President, Core Businesses from June 1998 to November 2000, as Vice President, Sales and Marketing from January 1997 to June 1998, as General Manager—Western Division from February 1996 to January 1997, and General Manager—Weather-Seal Division from May 1994 to February 1996.

    Curtis M. Stevens, age 48, has been Vice President, Treasurer and Chief Financial Officer since September 1997. Before joining LP, Mr. Stevens spent 13 years as the senior financial executive of Planar Systems, Inc., a leading manufacturer and supplier of electroluminescent flat panel displays, where he was named Executive Vice President and General Manager in 1996. He also served on the Board of Directors for Planar Systems.

    Michael J. Tull, age 55, has been Vice President, Human Resources since May 1996. Before joining LP, Mr. Tull was employed by Sharp HealthCare, a regional system of hospitals and related facilities in San Diego, California, for more than 10 years, most recently as Corporate Vice President of Employee Quality and Development beginning in 1991.

    Gary C. Wilkerson, age 54, has been Vice President and General Counsel since September 1997. Before joining LP, Mr. Wilkerson served as (acting) Senior Vice President, General Counsel and Secretary for the consumer products division of IVAX Pharmaceuticals beginning in early 1997. For the previous seven years, he was Senior Vice President, General Counsel and Secretary of Maybelline Co., a cosmetics manufacturer.

    Walter M. Wirfs, age 53, has been Vice President, Lumber and Plywood since November 2000, and as Vice President, Manufacturing from March 1999 to November 2000. From January 1998 to March 1999, Mr. Wirfs served as President of Western Wood Products Association. Mr. Wirfs was employed by Willamette Industries, Inc., a forest products company headquartered in Portland, Oregon, for 23 years until December 1997, most recently as Vice President of its Southern and Atlantic Regions.

    Executive officers are elected from time to time by the Board of Directors. Each officer's term of office runs until the meeting of the Board of Directors following the next annual meeting of the stockholders and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Segment and Price Trend Data

    The following table sets forth, for each of the last five years, (1) LP's consolidated net sales by business segment, (2) LP's consolidated profit (loss) by business segment, (3) production volumes, (4) the average wholesale price of selected building products in the United States, and (5) logs used in production by source. This information should be read in conjunction with the consolidated financial statements (including the notes thereto) and the other information contained in this report.

Product Information Summary
For Years Ended December 31 (Dollar Amounts in Millions)

SALES BY BUSINESS SEGMENT(3)	2000		1999		1998		1997		1996
Structural products	$1,817	62%	$1,876	61%	$1,307	53%	$1,223	48%	$1,398	53%
Exterior products	329	11	276	9	116	5	112	4	108	4
Industrial panel products	287	10	300	10	192	8	199	8	217	8
Other products	348	12	477	16	731	30	861	34	717	27

Building products	2,781	95	2,929	95	2,346	96	2,395	93	2,440	92
Pulp	152	5	143	5	105	4	169	7	213	8

Total sales	$2,933	100	$3,072	100	$2,451	100	$2,564	100	$2,653	100

PROFIT (LOSS) BY BUSINESS SEGMENT
Structural products	$173		$440		$198		$21		$135
Exterior products	19		53		22		9		17
Industrial panel products	2		13		6		13		31
Other products	(12)		(11)		(20)		(24)		(9)

Building products	182		495		206		19		174
Pulp	13		(15)		(38)		(29)		(91)
Unusual credits and charges, net	(71)		(8)		(48)		(32)		(350)
General corporate and other expense, net	(99)		(103)		(94)		(80)		(52)
Interest, net	(43)		(12)		(13)		(29)		8

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	$(18)		$357		$13		$(151)		$(327)

PRODUCTION VOLUMES
OSB, 3/8" basis, million square feet	5,122		4,406		3,934		3,762		3,621
Softwood plywood, 3/8" basis, million square feet	1,046		943		983		1,221		1,613
Lumber, million board feet	993		1,029		1,110		1,240		1,201
Wood-based siding, 3/8" basis, million square feet	949		678		383		238		387
Industrial panel products (particleboard, medium density fiberboard and hardboard), 3/4" basis, million square feet	598		621		575		589		580
Engineered I-Joists, million lineal feet	70		87		86		73		55
Laminated veneer lumber, thousand cubic feet	7,000		6,300		7,100		5,800		3,900
Pulp, thousand short tons	373		374		286		377		439
INDUSTRY PRODUCT PRICE TRENDS(1)
OSB, MSF,7/16" - 24/16" span rating (North Central price	$206		$260		$205		$142		$184
Southern pine plywood, MSF, 1/2" CDX (3 ply)	229		329		284		265		258
Framing lumber, composite prices, MBF	323		401		349		417		398
Industrial particleboard, 3/4" basis, MSF	284		273		259		262		276
% LOGS BY SOURCES(2)
Fee owned lands	10		11		12		19		16
Private cutting contracts	14		16		14		14		14
Government contracts	17		17		13		7		6
Purchased logs	59		56		61		60		64
Total volumes—million board feet	3,352		2,324		1,997		2,398		2,432

(1)
Prices represent yearly averages stated in dollars per thousand board feet (MBF) or thousand square feet (MSF). Source: Random Lengths.

(2)
Stated as a percentage of total log volume.

(3)
Dollar amounts shown reflect the adoption of EITF Issue No. 00-10 and other reclassifications from prior year reporting.

    For additional information regarding LP's business segments and information regarding LP's geographic segments, see Note 10 of the Notes to financial statements included in Item 8 of this report.

ITEM 2.  Properties

    Information regarding LP's principal properties and facilities is set forth in the following tables. Information regarding production capacities is based on normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Market conditions, fluctuations in log supply, and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

1.  STRUCTURAL PRODUCTS

ORIENTED STRAND BOARD PANEL PLANTS—NORTH AMERICA (3/8-inch basis; 3 shifts per day; 7 days per week) in millions	Sq. Ft.
Athens, GA	365
Carthage, TX	450
Chambord, Quebec, Canada	510
Dawson Creek, BC, Canada	375
Hanceville, AL	365
Hayward, WI	500
Houlton, ME	260
Jasper, TX	450
Maniwaki, Quebec, Canada	620
Montrose, CO	145
Roxboro, NC	400
Sagola, MI	375
St Michel, Quebec, Canada	510
Swan Valley, Manitoba, Canada	450

Total OSB Capacity (14 plants)	5,775

SOFTWOOD PLYWOOD PLANTS (3/8-inch basis; 2 shifts per day, 5 days per week) in millions	Sq. Ft.
Bon Wier, TX	260
Cleveland, TX	275
Golden, BC, Canada	150
Logansport, LA	225
Urania, LA	200

Total Softwood Plywood Capacity (5 plants)	1,345

LUMBER (1 to 3 shifts per day; 5 days per week) in millions	Board Ft.
Belgrade, MT	90
Chambord, Quebec, Canada	30
Chilco, ID	140
Cleveland, TX	35
Deer Lodge, MT	140
Deer Lodge, MT (fingerjoint)	135
Evergreen, AL	35
Gwinn, MI	150
Jasper, TX	40
Malakwa, BC, Canada	50
Marianna, FL	35
Moyie Springs, ID	150
Sandpoint, ID (remanufacturing)	—
Saratoga, WY	105
St. Michel, Quebec, Canada	90
Tacoma, WA	60
West Bay, FL	35

Total Lumber Capacity (17 plants)	1,320
ENGINEERED WOOD PRODUCTS—I-JOIST PLANTS (1 shift per day; 5 days per week) in millions	Lineal Ft.
Hines, OR	32
Red Bluff, CA	42
Wilmington, NC	46

Total I-Joist Capacity (3 plants)	120

ENGINEERED WOOD PRODUCTS—LAMINATED VENEER LUMBER PLANTS (2 shifts per day; 7 days per week) in thousands	Cu. Ft.
Hines, OR	2,300
Golden, BC, Canada	3,000
Wilmington, NC	4,600

Total LVL Capacity (3 plants)	9,900

2.  EXTERIOR PRODUCTS

ORIENTED STRAND BOARD SIDING & SPECIALTY PLANTS (3/8-inch basis; 3 shifts per day; 7 days per week) in millions	Sq. Ft.
Newberry, MI	125
Silsbee, TX	365
Tomahawk, WI	135
Two Harbors, MN	135

Total OSB Siding Capacity (4 plants)	760

DECKING—WOOD POLYMERS (lineal feet basis; 1 shift; 7 days per week) in millions	Lineal Ft.
Meridian, ID	14
Selma, AL	17

Total Decking capacities (2 plants)	32

HARDBOARD SIDING PLANT (surface measure; 3 shifts per day; 7 days per week) in millions	Sq. Ft.
Roaring River, NC	245

VINYL SIDING PLANTS in millions	Squares(1)
Acton, Ontario, Canada	1.8
Holly Springs, MS	1.2

Total Vinyl Siding capacity (2 plants)	3.0

(1)
A square is defined as 100 square feet of material unit with an average weight of 32 pounds.

3.  INDUSTRIAL PANEL PRODUCTS

MEDIUM DENSITY FIBERBOARD PLANT (3/4-inch basis; 3 shifts per day; 7 days per week) in millions	Sq. Ft.
Urania, LA	50

PARTICLEBOARD PLANTS (3/4-inch basis; 3 shifts per day; 7 days per week) in millions	Sq. Ft.
Arcata, CA	125
Missoula, MT	155
Silsbee, TX	80

Total Particleboard Capacity (3 plants)	360

HARDBOARD PLANTS (3 shifts per day; 7 days per week) in millions	Sq. Ft.
(surface measure)
Alpena, MI	300
East River, Nova Scotia, Canada(1)	290

Total Hardboard Capacity (2 plants)	800

(1)
The East River, Nova Scotia, plant produces hardboard panel products and hardboard siding products.

4.  OTHER FACILITIES

PULP MILLS (3 shifts per day; 7 days per week) in thousands	Short Tons
Samoa, CA(1)	220
Chetwynd, BC, Canada	165

Total Pulp Capacity (2 plants)	385

(1)
See Note 12 of the notes to the financial statements included in Item 8 of this report.

ORIENTED STRAND BOARD PLANT—IRELAND (3/8-inch basis; 3 shifts per day; 7 days per week) in millions	Sq. Ft.
Waterford, Ireland	450

Chip mill:

  •
  Cleveland, TX

Finished tileboard and paneling plant (Industrial Panel Products Segment):

  •
  Toledo, OH

Plastic moldings plant:

  •
  Middlebury, IN

Veneer plant:

  •
  Rogue River, OR (softwood)

Distribution Centers:

  •
  Rocklin, CA

  •
  Conroe, TX

5. TIMBERLAND HOLDINGS

Location/Type	Acres
Fee Timber
Idaho: Fir, Pine	35,400
Louisiana: Pine, Hardwoods	189,900
Montana: Whitewoods	11,000
Texas: Pine, Hardwoods	699,200
Other: Whitewoods, Pine, Hardwoods	10,700

Total Timberland Fee Holdings	946,200

Canadian Timberlands License Agreements in millions	Acres
British Columbia	7.9
Manitoba	6.3
Nova Scotia	.9
Quebec	33.6

Total timberlands under license agreements in Canada	48.7

    In addition to its fee-owned timberlands, LP has timber cutting rights under long-term contracts (five years and longer) on approximately 45,000 acres, and under shorter term contracts on approximately 220,000 acres, on government and privately owned timberlands in the United States in the vicinities of certain of its manufacturing facilities.

    LP's Canadian subsidiaries have arrangements with four Canadian provincial governments which give LP's subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and forest management agreements, long-term pulpwood agreements, and various other timber licenses. These subsidiaries also obtain wood from private parties in certain cases where the provincial governments require LP to obtain logs from private parties prior to harvesting from the licenses and to meet additional raw materials needs.

ITEM 3.  Legal Proceedings

    Certain environmental matters and legal proceedings involving LP are discussed below.

ENVIRONMENTAL MATTERS

    In March 1995, LP's subsidiary Ketchikan Pulp Company ("KPC") entered an agreement with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's former pulp mill during the late 1980s and early 1990s. Although KPC sold the mill site and related facilities in 1999, it remains obligated under these agreements to undertake certain projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site. During November 2000, KPC finalized a consent decree with the federal government to complete cleanup activities at the mill site and Ward Cove. This consent decree supersedes the 1995 agreements. Total costs for the investigation and cleanup of Ward Cove are estimated to be approximately $6.7 million (of which approximately $3.4 million had been spent at December 31, 2000).

    In connection with the clean-up of KPC's former log transfer facilities, the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent clean-up standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted facilities as to which clean up was believed to have been complete may need to be re-evaluated. LP disputes the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate previously cleaned up facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the clean-up.

    The Montana Department of Environmental Quality has levied a $144,000 fine as the result of alleged air violations at LP's Missoula, Montana facility in the late 1980s and the early 1990s. LP is contesting the fine and believes that it has substantial defenses to the imposition of the fine.

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

COLORADO CRIMINAL PROCEEDINGS

    In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against LP in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by LP's Montrose (Olathe), Colorado OSB plant. Pursuant to a guilty plea to certain criminal violations entered in May 1998, (i) LP paid penalties of

$37 million (of which $12 million was paid in 1998 and the balance was paid in the second quarter of 1999), and was sentenced to five years of probation and (ii) all remaining charges against LP were dismissed. The terms of LP's probation require, among other things, that LP not violate any federal, state or local law.

    In December 1995, LP received a notice of suspension from the EPA stating that, because of the criminal proceedings pending against LP in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the USFS. In April 1998, LP signed a Settlement and Compliance Agreement with the EPA. This agreement formally lifted the 1995 suspension imposed on the Montrose facility. The agreement has a term of five years and obligates LP to (i) develop and implement certain corporate policies and programs, including a policy of cooperation with the EPA, an employee disclosure program and a policy of nonretaliation against employees, (ii) conduct its business to the best of its ability in accordance with federal laws and regulations and local and state environmental laws, (iii) report significant violations of law to the EPA, and (iv) conduct at least two audits of its compliance with the agreement.

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

    The settlement requires LP to contribute $275 million to the settlement fund. Approximately $271 million of that obligation had been satisfied at December 31, 2000 through cash payments on a discounted basis of approximately $261 million. LP's remaining mandatory contributions to the settlement fund are due in June 2001 (approximately $2 million) and June 2002 (approximately $2 million). In addition to its mandatory contributions, at December 31, 2000, LP had paid, on a discounted basis, approximately $97 million of its two $50 million optional contributions, at a cost to

LP of approximately $66 million, and LP has committed to the court that it would make the balance of these two optional contributions when they became due in August 2001 and August 2002. LP was entitled to make its mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

    During 2000, LP offered eligible claimants the opportunity to receive a pro rata share of the court approved second settlement fund (the "Second Settlement Fund") in satisfaction of their claims. Pursuant to this offer, LP paid approximately $114 million from the Second Settlement Fund in satisfaction of approximately $319 million in claims. Most of the payments under the Second Settlement Fund were completed during 2000. Claimants who accepted payment from the Second Settlement Fund may not file additional claims under the settlement. Claimants who elected not to participate in the Second Settlement Fund remain bound by the terms of the original settlement. The Second Settlement Fund is closed and no further claims may be submitted to this fund.

    At December 31, 2000, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and LP's remaining mandatory and committed optional contributions to the settlement fund by approximately $93 million. Approximately 15,408 new claims were filed during 2000.

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

    A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, LP established a claims procedure pursuant to which members of the settlement class could report problems with LP's OSB siding and have their properties inspected by an independent adjuster, who would measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. LP has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members were entitled to make claims until October 4, 2000. By December 31, 2000, approximately 26,000 Florida class action claims had been paid. Although new claims are no longer being accepted, there remain approximately 700 claims that were timely made for which inspections still must be conducted. In addition, there are approximately 700 claims that were timely made but that have been identified as requiring additional information before they will be processed.

ABT HARDBOARD SIDING MATTERS

    ABT Building Products Corporation ("ABT"), ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in nine other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. ABT and Abitibi have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jasper County, Texas on October 5, 1999. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below.

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

    On September 21, 2000, the Circuit Court of Choctaw County, Alabama, under the caption Foster, et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation (No. CV95-151-M), approved a settlement agreement among the defendants and attorneys representing a nationwide class composed of all persons who own or formerly owned homes or, subject to limited exceptions, other buildings or structures on which hardboard siding manufactured by the defendants was installed between May 15, 1975 and May 15, 2000. Except for approximately 30 persons who timely opted out, the settlement includes and binds all members of the settlement class and resolves all claims asserted in the various proceedings described above. Under the settlement agreement, class members who have previously made a warranty claim or have already repaired or replaced their siding will have until May 15, 2001 to file a claim; class members whose siding was installed between May 15, 1975 and May 15, 1976 will have at least nine months following the date on which the settlement becomes final and nonappealable to file their claims; and all other class members will have twenty-five years after their siding was installed to file a claim.

    Under the settlement agreement, the defendants will be entitled to elect to make an offer of settlement to an eligible claimant based on the information set forth in the claim submitted by such claimant, and such claimant will be entitled to accept or reject the offer. If an eligible claimant declines the offer, or if no offer is made, such claimant will be entitled to a payment based on an independent inspection. Such payments will be based on a specified dollar amount (calculated on the basis of statewide averages and ranging from $2.65 to $6.21, depending upon the state) per square foot of covered siding that has experienced specified types of damage, subject to reduction based on the age of the damaged siding and any failure to paint the damaged siding within stated intervals (except in the case of damaged siding installed on mobile homes, as to which a uniform 50% reduction will apply in all circumstances). If applicable, payments under the settlement will also be subject to reduction to reflect any warranty payments or certain other payments previously recovered by a claimant on account of the damaged siding. Under the settlement agreement, ABT will be required to pay the expenses of administering the settlement and certain other costs.

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

NATURE GUARD CEMENT SHAKES MATTERS

    LP has been named as defendant in a putative class action filed in the Superior Court of California, County of Stanislaus on January 9, 2001 captioned Virginia L. Davis v. Louisiana-Pacific Corporation. The action was filed on behalf of a purported class of persons nationwide owning structures on which LP's Nature Guard cement shakes were installed as roofing. The plaintiff generally alleges negligence, unfair business practices, false advertising, breach of warranties, fraud and other theories related to alleged defects, and failure of such cement shakes as well as consequential damages to other components of the structures where the cement shakes were installed. Plaintiff seeks general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

    LP no longer manufactures or sells cement shakes, but established and maintains a claims program for the Nature Guard shakes previously sold by it. LP believes that it has substantial defensives and intends to defend this action vigorously.

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

    In a series of orders commencing on June 7, 2000, the United States District Court for the Central District of California: (1) dismissed FibreForm's alleged causes of action based on fraudulent misrepresentation, negligent misrepresentation and breach of contract; and (2) ordered FibreForm to pay LP approximately $800,000, representing the total of the amount due under the promissory note, interest on that amount, and the attorneys' fees and costs that LP incurred while attempting to collect under the promissory note. FibreForm has appealed the Court's actions with respect to these matters. The parties have stipulated to the dismissal with prejudice of FibreForm's other alleged causes of action in order to expedite FibreForm's appeal.

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

    For information regarding LP's financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 8 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data included in this report.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of LP's security holders during the fourth quarter of 2000.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The common stock of LP is listed on the New York Stock Exchange with the ticker symbol "LPX". The Dow-Jones newspaper quotations symbol for the common stock is "LaPac." Information regarding market prices for the common stock is included in the table in Item 6 headed "High and Low Stock Prices."

    Information regarding cash dividends paid during 2000 and 1999 is included in the tables in Item 6—headed "2000 Quarterly Data" and "1999 Quarterly Data." Holders of the common stock may participate in LP's dividend reinvestment program maintained by its transfer agent.

ITEM 6. Selected Financial Data

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE	2000	1999
ANNUAL DATA
Net sales	$2,932.8	$3,071.6
Net income (loss)	(13.8)	216.8
Net income (loss) per share—basic and diluted	(0.13)	2.04
Net cash provided by operating activities	82.5	472.6
Capital expenditures—plants, logging roads and timber (excludes acquisitions)	220.3	117.9
Working capital	275.9	198.7
Ratio of current assets to current liabilities	1.73 to 1	1.37 to 1
Total assets	3,374.7	3,488.2
Long-term debt, excluding current portion	1,183.8	1,014.8
Long-term debt as a percent of total capitalization	47.8%	42.7%
Stockholders' equity	1,295.2	1,360.0
Stockholders' equity per ending share of common stock	12.41	12.96
Number of employees	11,000	13,000
Number of stockholders of record	15,485	16,400
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	YEAR
2000 QUARTERLY DATA
Net sales(1)	$829.7	$831.5	$702.7	$568.9	$2,932.8
Gross profit(2)	167.9	152.1	44.4	(29.7)	334.7
Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	96.7	37.7	(31.5)	(121.1)	(18.2)
Net income (loss)	57.7	21.0	(40.9)	(51.6)	(13.8)
Net income (loss) per share—basic and diluted	0.55	0.20	(0.39)	(0.50)	(0.13)
Cash dividends per share	0.14	0.14	0.14	0.14	0.56
1999 QUARTERLY DATA
Net sales(1)	$641.4	$816.6	$849.7	$763.9	$3,071.6
Gross profit(2)	89.2	191.9	193.5	121.9	596.5
Income before taxes and minority interest	43.8	140.4	115.2	57.6	357.0
Net income	27.2	84.9	69.3	35.4	216.8
Net income per share—basic and diluted	0.26	0.79	0.65	0.34	2.04
Cash dividends per share	0.14	0.14	0.14	0.14	0.56
HIGH AND LOW STOCK PRICES
2000 High	$14.05	$14.65	$11.24	$10.37	$14.65
Low	10.25	10.05	8.17	6.96	6.96
1999 High	$20.75	$24.38	$24.88	$16.38	$24.88
Low	17.25	18.50	14.75	11.38	11.38

(1)
Reflects the adoption of EITF Issue No. 00-10.
(2)
Gross profit is income before selling and administrative expense, unusual credits and charges, taxes, minority interest, interest and equity in earnings of unconsolidated affiliate.

    In the second quarter of 1999, LP recorded a $5.0 million gain ($3.0 million after taxes, or $.03 per diluted share) on the sale of timberland.

    In the third quarter of 1999, LP's Ketchikan Pulp Company subsidiary recorded a net charge of $18.7 million ($11.5 million after taxes, or $0.11 per diluted share) primarily related to reducing the carrying value of the assets to be sold to the expected sales value and to record an increase in estimated environmental remediation liabilities.

    In the fourth quarter of 1999, LP recorded a gain on the sale of its Associated Chemists, Inc. subsidiary of $14.5 million ($8.9 million after taxes, or $0.08 per diluted share) and a write-off a note receivable of $9.2 million ($5.7 million after taxes, or $0.05 per diluted share) received in a sale of assets in a prior year.

    In the first quarter of 2000, LP recorded a $5.0 million ($3.1 million after taxes, or $0.03 per diluted share) gain on an insurance recovery for siding related matters and an impairment charge of $3.4 million ($2.1 million after taxes, or $0.02 per diluted share) to reduce the carrying value of a manufacturing facility to its estimated net realizable value.

    In the second quarter of 2000, LP recorded a net charge of $38.0 million ($22.7 million after taxes, or $.21 per diluted share) primarily related to an impairment charge to reduce the carrying value of the Samoa pulp mill to its estimated net realizable value, an impairment charge at an MDF facility, a mark to market charge on an interest rate hedge and a gain on an insurance recovery for siding related matters.

    In the third quarter of 2000, LP recorded a gain on an insurance recovery of $10.6 million ($6.4 million after taxes, or $.06 per diluted share) related to a 1999 fire at its Athens, Georgia OSB facility. LP also recorded gains on the sales of the Mellen, Wisconsin veneer facilities and a former plant site in California that totaled $6.1 million ($3.7 million after taxes, or $.03 per diluted share). In addition, LP recorded charges relating to the settlement of an interest rate hedge, additional environmental reserves for sites in Quebec that were acquired in 1999, additional reserves for non-product litigation and impairment charges relating to several facilities which will be permanently closed totaling $17.8 million ($10.7 million after taxes, or $.10 per diluted share).

    In the fourth quarter of 2000, LP recorded a net charge of $15.4 million ($9.4 million after taxes, or $.09 per share) associated with the permanent closure or planned sale of several high-cost non-competitive mills. Additionally, LP recorded impairment charges of $15.4 million ($9.4 million after taxes, or $.09 per share) related to other assets held. LP also recorded $2.3 million ($1.3 million after taxes, or $.01 per share) of severance charges related to a reorganization of administrative functions.

    Also in the fourth quarter, LP recognized a loss of $5.3 million ($3.3 million after taxes, or $.04 per share) associated with its share of restructuring charges at GreenFiber, the joint venture between LP and Casella Waste Systems, Inc. This loss is reported on the line item "Equity in earnings of unconsolidated affiliate" in LP's consolidated statements of income.

Financial Summary

dollar amounts in millions except per share
Year ended December 31	2000	1999	1998	1997	1996
SUMMARY INCOME STATEMENT DATA(1)
Net sales(3)	$2,932.8	$3,071.6	$2,451.1	$2,563.5	$2,652.6
Gross profit(2)	334.7	596.5	257.9	91.9	170.7
Interest, net	(43.1)	(11.9)	(12.8)	(29.0)	(7.8)
Provision (benefit) for income taxes	(11.5)	139.5	14.4	(44.4)	(126.1)
Net income (loss)	(13.8)	216.8	2.0	(101.8)	(200.7)
Net income (loss) per share—basic and diluted	(0.13)	2.04	0.02	(0.94)	(1.87)
Cash dividends per share	0.56	0.56	0.56	0.56	0.56
Average shares of common stock outstanding (millions)
Basic	104.1	106.2	108.4	108.5	107.4
Diluted	104.1	106.2	108.6	108.5	107.4
SUMMARY BALANCE SHEETS
Current assets	$654.1	$739.4	$612.1	$596.8	$612.9
Timber and timberlands, at cost less cost of timber harvested	590.6	611.1	499.0	634.2	648.6
Property, plant and equipment, net	1,308.8	1,334.0	913.3	1,191.8	1,278.5
Notes receivable from asset sales	403.8	403.8	403.8	49.9	—
Goodwill and other assets	417.4	399.9	90.9	105.7	82.4

Total assets	$3,374.7	$3,488.2	$2,519.1	$2,578.4	$2,622.4

Current liabilities	$378.2	$540.7	$366.6	$319.3	$378.4
Long-term debt, excluding current portion	1,183.8	1,014.8	459.8	572.3	458.6
Deferred income taxes and other	517.5	572.7	469.9	400.6	357.8
Stockholders' equity	1,295.2	1,360.0	1,222.8	1,286.2	1,427.6

Total liabilities and stockholders' equity	$3,374.7	$3,488.2	$2,519.1	$2,578.4	$2,622.4

KEY FINANCIAL TRENDS
Working capital	$275.9	$198.7	$245.5	$277.5	$234.5

Plant and logging road additions(4)	$187.7	$88.3	$77.8	$106.2	$208.9
Timber additions, net	32.6	29.6	44.7	49.7	22.0

Total capital additions	$220.3	$117.9	$122.5	$155.9	$230.9

Long-term debt as a percent of total capitalization	48%	43%	27%	31%	24%
Income (loss) as a percent of average equity	(1)%	17%	—	(8)%	(13)%

(1)
Includes unusual credits and charges. See the notes to financial statements included in Item 8 of this report.

(2)
Gross profit (loss) is income (loss) before selling and administrative expense, unusual credits and charges, income taxes, minority interest, interest and equity in earnings of unconsolidated affiliate.

(3)
Reflects the adoption of EITF Issue No. 00-10.

(4)
Excludes acquisitions.

ITEM 7.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

    LP lost $13.8 million ($.13 per diluted share) in 2000, including pre-tax net unusual charges of $75.8 million ($45.8 million after taxes, or $.44 per diluted share). Included in the unusual charges is $5.3 million ($3.3 million after taxes, or $.04 per share) included in the Equity in Earnings of Unconsolidated Affiliate line item. This compares to profits of $216.8 million ($2.04 per diluted share) in 1999 including pre-tax net unusual charges of $8.2 million ($5.1 million after taxes, or $.05 per diluted share). LP earned $2.0 million ($.02 per diluted share) in 1998, including pre-tax net unusual charges of $47.8 million ($36.1 million after taxes, or $.33 per diluted share). The unusual credits and charges are discussed in further detail in Note 7 of the Notes to the financial statements included in Item 8 of this report. Excluding the effects of unusual credits and charges, LP earned $32.1 million ($.31 per diluted share) in 2000, $221.9 million ($2.09 per diluted share) in 1999 and $38.1 million ($.35 per diluted share) in 1998.

    Sales in 2000 were $2.9 billion, a 5% decrease from 1999 sales of $3.1 billion. Sales in 1999 were 25% higher than 1998 sales of $2.4 billion.

    Reduced demand for building products and the slowing housing markets factored negatively into the results for 2000. This softening demand resulted in reduced market prices for structural panels (oriented strand board (OSB), plywood and lumber). The market-related decrease in sales was partially offset by the inclusion for a full year of the operations of ABT Building Products Corporation (ABT), which was acquired in late February 1999, Le Group Forex Inc. (Forex), which was acquired in September 1999 and certain assets of Evans Forest Products Ltd. (Evans), which were acquired in November 1999. ABT expanded product offerings in the Exterior Products segment with hardboard and vinyl siding and added plastic moldings to LP's product line in the Other Products segment. Forex added OSB capacity on the East Coast of North America, helping to fill a geographic gap. OSB is part of the Structural Products segment. Evans added to LP's laminated veneer lumber (LVL), cedar decking and plywood production capacities, all of which are part of the Structural Products segment.

    LP's 1999 results showed improvement over 1998 largely as a result of increased demand for OSB and plywood, which reduced the effects of industry-wide over capacity which was prevalent in 1998. In late 1998 and early 1999, LP also divested or closed numerous unprofitable operations which reduced sales and improved earnings.

    LP operates in five major business segments: Structural Products, Exterior Products, Industrial Panel Products, Other Products, and Pulp. Structural Products is the most significant segment, accounting for approximately 50% or more of net sales in 2000, 1999, and 1998. LP's results of operations are discussed below for each of these segments separately. Additional information about the factors affecting LP's segments is presented in Item 1 under the heading "Segment and Price Trend Data."

    Most of LP's products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which LP has little or no control. LP cannot predict whether the prices of its products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. LP is not able to determine to what extent, if any, it will be able to pass any future increases in the price of raw materials on to customers through product price increases.

    Demand for the majority of LP's products is subject to cyclical fluctuations over which LP has no control. Demand for LP's building products is heavily influenced by the level of residential construction activity and the repair and remodeling markets, both of which are subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors. These cyclical fluctuations in demand are unpredictable and may have substantial effects on LP's results of operations.

Selected Segment Data

dollar amounts in millions				increase (decrease)
year ended December 31	2000	1999	1998	00-99	99-98
Sales:
Structural products	$1,817	$1,876	$1,307	(3.1)%	43.5%
Exterior products	329	276	116	19.1%	137.9%
Industrial panel products	287	300	192	(4.2)%	56.3%
Other products	348	477	731	(26.9)%	(34.9)%
Pulp	152	143	105	5.9%	36.2%

Total sales	$2,933	$3,072	$2,451	(4.5)%	25.3%

Operating Profit (Loss):
Structural products	$173	$440	$198	(60.7)%	122.2%
Exterior products	19	53	22	(63.8)%	140.9%
Industrial panel products	2	13	6	(86.2)%	116.7%
Other products	(12)	(11)	(20)	(9.1)%	45.0%
Pulp	13	(15)	(38)	183.3%	60.5%

Total operating profit (loss)	$195	$480	$168	(59.5)%	185.7%

    Numbers above reflect adjustment for EITF Issue No. 00-10 "Accounting for shipping and handling costs".

STRUCTURAL PRODUCTS

    The Structural Products segment includes OSB, plywood, lumber and EWP, primarily LVL and I-joists. The decline in sales for 2000 compared to 1999 was primarily due to lower OSB, plywood and lumber prices, which were partially offset by higher sales volumes resulting from the inclusion of a full year of operation of Forex and Evans which were acquired in late 1999. The increase in Structural Products segment sales in 1999 as compared to 1998 was primarily the result of strong demand, which increased average selling prices. Divestitures and closures of less efficient and non-strategic manufacturing facilities partially offset the OSB sales increase in 1999.

    OSB average selling prices declined 21% in 2000 compared to 1999 and increased 27% in 1999 compared to 1998. LP and several of its competitors plan to construct new OSB plants or expand existing facilities, which will add significantly to industry capacity in the next few years. This anticipated capacity, combined with a slow-down in the US economy that may slow the pace of future housing starts and, therefore, the demand for building products, drove down the average pricing for OSB in the year 2000. OSB sales volume increased 17% in 2000 compared to 1999 primarily as a result of the Forex acquisition. Volumes increased approximately 23% in 1999 compared to 1998 primarily as a result of the Forex acquisition and improvements in operating efficiencies.

    Plywood results also declined in 2000. Plywood average selling prices fell 22% in 2000 compared to 1999. Plywood prices increased 19% in 1999 compared to 1998. LP has continued to shift production to higher-value products and away from commodity sheathing products. Plywood sales volume increased 3% in 2000 compared to 1999 and increased 23% in 1999 compared to 1998, primarily as a result of a shift to a higher percentage of outside sales and a lower percentage of sales to the distribution business within LP. Sales from LP's distribution business are shown in the Other Products segment.

    Lumber sales in 2000 declined compared to 1999 due to weakened market conditions. Average selling prices decreased 19% and volume decreased 6% in 2000. The price decrease in 2000 reflects an oversupply of lumber in North American markets. Lumber sales increased in 1999 due to a 5% increase in prices and a 10% increase in volume. This increase was due to strong demand and a shift to a higher percentage of outside sales and a lower percentage of sales to the distribution business within LP. Sales from the distribution business are shown in the Other Products segment.

    Engineered wood products (EWP) include engineered I-Joists, laminated veneer lumber (LVL) and hardwood veneer. EWP sales grew in 2000 due to increasing volumes while pricing was virtually unchanged. Average selling prices decreased 3% for I-Joist and 1% for LVL in 2000 offset by volume increases of 7% for I-Joist. The volume increase was primarily due to agreements to market products of independent producers. The increase in sales in 1999 was primarily due to a fast-growing market for these products and due to a marketing agreement to sell the products of an independent producer.

    In 2000, the profitability of the Structural Products segment declined significantly, primarily as a result of price declines in OSB, plywood and lumber. Additionally, this segment was negatively impacted by significant increases in resin and energy costs. In 1999, the profitability of the Structural Products segment increased significantly, largely due to price improvements for OSB, plywood and lumber. Overall, log costs did not change significantly in 2000 or 1999. LIFO (last-in first-out) inventory income (expense) adjustments of $10 million in 2000, $(6) million in 1999 and $14 million in 1998 are included in the Structural Products segment.

EXTERIOR PRODUCTS

    The Exterior Products segment consists of siding, both wood composite and vinyl, specialty OSB products and related products such as soffit, facia and trim and composite decking. Average selling prices of OSB-based exterior products decreased 21% in 2000 compared to 1999, while volumes increased 61% over 1999. The volume increase was primarily due the conversion of a commodity OSB mill into a specialty OSB mill in early 2000. Total profits decreased in 2000 primarily due to decreased sales prices and significant increase in resin costs associated with both the wood-based siding and vinyl operations. Average selling prices were relatively flat in 1999 compared to 1998. Sales volume increased as market acceptance of the product increased and due to the acquisition of ABT in early 1999. In 2000 and 1999, LP's specialty OSB manufacturing facilities produced and sold a moderate volume of commodity OSB sheathing product, which made a positive contribution to earnings.

INDUSTRIAL PANEL PRODUCTS

    The Industrial Panel Products segment consists of particleboard, medium density fiberboard (MDF), hardboard and the hardboard and laminated industrial panel products. Decreased demand for particleboard and MDF resulted in relatively flat average sales prices and significant reduction in volumes. During 2000, LP permanently closed two MDF facilities and one hardboard facility due to market conditions. Profits in this segment were negatively impacted by reduced volumes and significant increases in energy costs. The addition of ABT products in 1999 is the primary reason for the increase in sales and profits of this segment in 1999 compared to 1998.

OTHER PRODUCTS

    The Other Products segment includes distribution facilities, plastic moldings, wood chips, coatings and specialty chemicals (sold in December 1999), cellulose insulation (contributed to a joint venture in August 2000), Ireland operations, Alaska lumber and logging operations (sold in November 1999) and other products. The primary cause of the decrease in sales in the Other Products segment for 2000 compared to 1999 was the sale of the coatings and specialty chemicals business and the Alaska lumber and logging operations in 1999. Additionally, significant declines in commodity prices negatively impacted sales and profits of LP's distribution facilities. The sales decrease in 1999 compared to 1998 is primarily due to the sale in mid-1998 of two California distribution centers, the Weather-Seal windows and doors operations and Creative Point Inc., which sold consumer electronic media storage devices. Increases in sales from the Ireland OSB plant and sales from the newly acquired ABT molding and shutter operations in 1999 partially offset the other sales decreases in 1999.

    The operating loss in this segment was relatively flat in 2000 compared to 1999. This was a result of the sale or closure of unprofitable businesses offset by the impact of reduced pricing on the distribution business. The decreased losses in this segment in 1999 are primarily the result of the addition of the ABT molding operations, a reduction of losses in the cellulose insulation business due to cost cutting efforts and strategic changes and an increase in the profitability of the Ireland OSB operations due to the improved sales markets.

PULP

    Pulp segment operations improved significantly in 2000. Sales volumes declined 18% while average selling prices rose 48%. The pulp markets improved as the Asian economy improved and pulp producers closed operations or took downtime. This improvement has been seen over the last two years. These improved prices significantly improved operating profits. Average sales prices increased 13% in 1999 while volumes rose 38%. Pulp markets in 1998 were negatively impacted by the worldwide over-capacity in the pulp industry and the Asian economic crisis.

    LP pulp products represent the majority of LP's export sales. Therefore, the increase in pulp sales was the primary reason for the increase in export sales in 2000 and 1999. Information regarding LP's geographic segments and export sales are provided in Note 10 of the Notes to the financial statements included in Item 8 of this report.

GENERAL CORPORATE EXPENSE, NET

    Net general corporate expense was $99 million in 2000, compared to $103 million in 1999 and $94 million in 1998. The decline in 2000 is primarily related to a reduction in management bonuses tied to company performance. The increase in 1999 is primarily attributable to increased sales and marketing personnel as LP has focused on its customers and the addition of key personnel to implement management's strategies.

UNUSUAL CREDITS AND CHARGES, NET

    For a discussion of unusual credits and charges, net, refer to Note 7 of the Notes to the financial statements included in Item 8 of this report.

INTEREST, NET

    In 2000, net interest expense was $43 million, a significant increase from the 1999 expense of $12 million. Interest expense increased in 2000 due to the indebtedness incurred in connection with the Forex, ABT and Evans acquisitions.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

    In August 2000, LP and Casella Waste Systems, Inc. each contributed most of the assets of their respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. Subsequent to the formation of the joint venture, GreenFiber recorded a restructuring charge related to the closure of duplicate facilities and other activities associated with streamlining the combined business. LP's share of this restructuring charge was $5.3 million ($3.3 million after taxes, or $.03 per diluted share). GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly.

INCOME TAXES

    The Company recorded a tax benefit of $11.5 million in 2000 and tax provisions of $139.5 million in 1999 and $14.4 million for 1998. For 2000, the change in the effective tax rate was due to the effects of non deductible goodwill, reductions in prior year provisions due to closure of prior year tax audits and an increase in the valuation allowance related to foreign tax credits due to expectation of lower future foreign income. Additionally, the income tax effects of LP's share of the loss of GreenFiber are recorded in the line item "provision (benefit) for income taxes" in LP's consolidated income statement, while LP's share of the pre-tax income or loss are recorded in the line item "equity in earnings of unconsolidated affiliate." In 1999, LP's effective tax rate approximated the statutory rates. In 1998, the high effective rate was primarily due to the effects of nondeductible goodwill and nondeductible fines.

LEGAL AND ENVIRONMENTAL MATTERS

    Refer to Note 8 of the Notes to the financial statements included in Item 8 of this report for a discussion of the background of certain legal matters involving LP as well as the past and potential future impact on LP. In addition, a more detailed discussion of the significant past charges recorded by LP related to OSB siding litigation and the current status of related settlements follows.

    Background of OSB Siding Litigation.  Prior to 1995, LP primarily dealt with claims regarding the quality and performance of its siding through the product warranty process. In 1994 and early 1995, LP was served with numerous lawsuits alleging monetary damages as a result of OSB siding manufactured by LP. In 1995, LP discontinued payment of warranty claims (except under certain circumstances such as emergency claims) due to the pending litigation. In 1995 and 1996, LP settled the majority of these lawsuits through one of the following three mechanisms:

  •
  A class action settlement in Florida for owners of homes or other structures with LP OSB siding in that state only (the "Florida Settlement"),

  •
  A class action settlement for owners of homes or other structures with LP OSB siding in the remaining states in the U.S. (the "National Settlement"), and,

  •
  Individual settlements with claimants who opted not to participate in either of the above two settlements.

    These settlements significantly increased the cost of an average claim compared to the historical payments under LP's limited warranties. This is primarily because, under the limited warranty, LP only reimbursed the homeowner for the cost of replacement siding whereas under the settlements LP also pays for the labor costs to remove old siding and to install and paint the new siding and pays for certain other consequential costs incurred in the replacement of the siding.

    The settlements afforded a remedy to homeowners that is typically available for consumer type claims—repair and/or replacement of the damaged product. Under the settlements, LP conditionally waived defenses that it could have asserted, such as improper installation by the builder, improper maintenance by the homeowner, and numerous technical legal defenses (these defenses can be reinstated under certain conditions). In exchange, the settlements provided a more aggressive deduction based on the age of the product than was available under the limited warranty. The settlements also brought an end to highly contentious litigation that consumed inordinate amounts of company time and resources and that potentially could have degenerated into tens of thousands of individual claims litigated in different courts throughout the country.

    In addition, the settlements allowed management to focus its energies on reorganizing and reviving LP's business, rebuilding its damaged relations with the builders and consumers who purchase its products and preserving the market for its improved siding product that was introduced in 1996.

    The National Settlement also afforded LP the opportunity to control both the amount and timing of payments in order to better manage liquidity and capital resources. (See the more complete discussion of the settlements in Note 8 to the Notes to the financial statements included in Item 8 of this report). It also gave LP a degree of control over the total liability for siding through the mechanism of optional funding payments for claims in excess of mandatory funding payments of $275 million. LP has the ability to prevent the assertions of claims by class members outside of the settlement as long as LP continues to make all optional funding payments provided for under the National Settlement. LP also has the ability to allow the settlement to expire if management determines that the settlement is no longer in the best interest of LP and its shareholders.

    Claims Process.  LP has entered into a contract with a court-approved independent administrator through which all National Settlement claims are processed (LP processes all Florida Settlement claims). Potential claimants who have not opted out of the National and Florida Settlements are eligible to participate and claims are processed as follows:

  •
  A request for a claim form is received and the potential claimant is entered into the system.

  •
  A claim form and related instructions and information are mailed to the potential claimant.

  •
  Upon receipt of a completed claim, it is reviewed for completeness. Incomplete claims packages are referred back to the claimant for additional information.

  •
  Each complete claim package is forwarded to a court-approved third party inspection firm that is responsible for inspecting the structure and determining the footage of damaged siding, as defined under the appropriate settlement and, in the case of the Florida Settlement, determining whether any contributing factors exist such as improper installation or maintenance.

  •
  The independent administrator calculates the monetary damages based on the footage of damaged siding, the age of the siding, the average cost of siding replacement in the appropriate geographic region and, in the case of the Florida Settlement, contributing factors such as improper installation or maintenance.

  •
  The claim processing is completed and the claim is either paid (immediately in the case of the Florida class action settlement and when money is available in the National Settlement fund) or placed in the payment queue for the National Settlement.

    As of December 31, 2000, (i) approximately 299,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 273,000 at December 31, 1999, and (ii) approximately 192,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 172,000 at December 31, 1999. The average payment amount for settled claims as of December 31, 2000 and December 31, 1999 was approximately $3,800, and $5,100, respectively. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund, the average payment amount for settled claims as of December 31, 2000 was $5,100. The total number of completed claim forms pending (not settled) as of December 31, 2000 was approximately 21,000 (approximately 67,000 at December 31, 1999) while approximately 137,000 had been claims settled (approximately 76,000 at December 31, 1999) and approximately 34,000 claims had been dismissed (approximately 29,000 at December 31, 1999). Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

    As of December 31, 2000, approximately 26,000 Florida class action claims had been paid. Although new claims are no longer being accepted, there remain approximately 700 claims that were timely made for which inspections still must be conducted. In addition, there are approximately 700 claims that were timely made but that have been identified as requiring additional information before they will be processed.

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

    The accruals for OSB siding claims relating to both the National Settlement and the Florida Settlement, including related legal costs, settlement administration costs, claims of persons who opted-out of the settlements and residual warranty claims, have been analyzed and accounted for collectively. The activity in the combined accruals is as follows:

Dollar amounts in millions
year ended December 31	2000	1999	1998
Beginning balance	$226.5	$323.9	$164.7
Accruals made during the year	—	—	247.5
Payments made	(136.1)	(97.4)	(100.8)
Insurance recovery	—	—	12.5

Ending balance	$90.4	$226.5	$323.9

    During the third quarter of 1995, the final settlement was reached in the Florida Settlement (approved by the court in October 1995), and LP reached an agreement in principle with class counsel in the National Settlement with a specified base funding schedule of $275 million. Management believed that these two events made the liabilities probable and estimable at that point in time. Based on a statistical analysis of historical claims data and information collected by its litigation counsel, management believed that the National Settlement liability, inclusive of notice, administration, and inspection costs, would not exceed $275 million. Because claims of persons who opted out of the settlement would theoretically reduce the amount required to be paid under the settlement, LP believed that no separate accrual for opt-outs was required. In later years, as noted below, management recorded additional accruals for opt-out claims due to evidence indicating that claims paid under the settlement would likely amount to at least $275 million and therefore opt-out claims would be incremental to the National Settlement. The Florida Settlement liability was estimated at $50 million by attorneys working on the settlement. Estimated legal, professional and other costs were also accrued at that time.

    Because the court approval process related to the National Settlement was not finalized until June of 1996, and the Florida Settlement process was just getting started, management believed the existing accrual remained adequate for the two class action settlements. However, the amounts paid to resolve opt out claims subsequent to the approval of the National Settlement combined with evidence that claims under the National Settlement would likely amount to at least $275 million caused LP to believe that the previous accruals would be not be sufficient to cover these amounts. Accordingly, in the third quarter of 1996, LP accrued an additional $36 million based on known claims that LP's management and litigation counsel believed were probable and estimable. Opt-out claims in the amount of approximately $32 million were settled and paid in 1996. An additional $2.1 million was added to the reserve in the fourth quarter of 1996 for increased legal costs.

    During the first half of 1997, the independent administrators and third-party claims inspectors for the National Settlement began to reduce a backlog of unprocessed claims that had arisen during the months after final court approval of the National Settlement. At that time, management continued to believe the estimate of the total liability was adequate. LP engaged an outside statistician who developed a model to assist management in estimating the liabilities by projecting the monetary amount of claims in the system at any point in time based upon the total number of claims forms requested to date. This projection method is based on factors and ratios that must be estimated from actual claims experience and trends in claim form requests. Additionally, trends in claim form requests themselves (which drive the projections over the longer term) have remained very erratic and difficult to forecast. Factors such as weather, publicity about siding matters, revisions in the National Settlement, and other factors have affected the pattern of claim form requests which has made it difficult for the statistician to extract any meaningful underlying trend. The statistician's model is affected by the foregoing factors and has not played a decisive role in management's estimation of the future liability.

    By the end of the third quarter of 1997, management concluded that an additional accrual of $50 million was required for the National Settlement claims. Also, $111.9 million was accrued to cover additional estimates for the Florida Settlement claims, National Settlement administration costs, additional opt-out settlements and additional legal fees. These updated estimates were based partially on the application of the model and updated estimates provided by attorneys and others familiar with the settlement, all of which experienced unanticipated increases compared to LP's earlier estimates. The principal factors that led to a higher estimated accrual in the third quarter of 1997 were as follows:

  •
  An increase in the average cost per settled claim (under the National Settlement only) from approximately $5,400 at the end of 1996 to approximately $6,100 by the end of the third quarter of 1997.

  •
  A steady to increasing rate of claims forms requested and returned where LP originally estimated those figures to decrease over time. For example, completed claims forms received by the National Settlement claims administrator increased from approximately 33,000 at the end of 1996 to approximately 61,000 at the end of the third quarter of 1997.

    The principal factors leading to an increase in the accrual for the Florida Settlement are similar to those above for the National Settlement.

    In subsequent quarters of 1997 and 1998, LP continued to monitor the claims figures in order to evaluate the need for adjustments to the liability. During the third quarter of 1998 management evaluated available options under the National Settlement because of continuing changes occurring with the underlying data. The National Settlement claims administrator had received approximately 10,000 claims forms per quarter from the fourth quarter of 1997 through the third quarter of 1998, bringing the total to approximately 101,000 claims forms received through September 1998. This represented an increase of approximately 65% in one year. The average cost per settled claim did not change significantly during this period. The options under consideration included (i) allowing the settlement to terminate under the National Settlement terms and conditions; (ii) continuing the settlement without modification by electing to fund the optional payments as they became due; or (iii) attempting to resolve remaining claims through an alternative method.

    In July 1998, LP formally proposed to class counsel enhancements to the National Settlement: (i) the Early Payment Program; and (ii) Second Settlement Fund. After numerous negotiating sessions, LP and class counsel were able to finalize an agreement on the terms of these programs, which were agreed to by the parties in the third quarter of 1998 and subsequently approved by the court in October 1998. Consistent with this agreement, LP accrued the estimated costs of these programs. The incremental cost of these programs was estimated to be approximately $22.3 million (netting the effect of prior accruals and the effect of discounts of payments allowed under this program) for the Early Payment Program and $125.0 million for the Second Settlement Fund. These amounts were accrued during the third quarter of 1998 as were additional amounts totaling $112.7 million for the legal and administrative costs of these programs, claims of claimants who may opt out of the Second Settlement Fund, additional Florida Settlement claims based on statistical estimates, warranty claims subsequent to the expiration of the National and Florida Settlements and other costs.

    Throughout the period the National and Florida Settlements have been in effect, LP has recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the National and Florida Settlements and the various remedies available to LP makes the process of estimating these accruals difficult. Class members in the Florida Settlement had until October 4, 2000 to submit claims. LP expects to complete payments to Florida claimants during 2001 within its established reserves. In connection with the National Settlement, the liability recorded at December 31, 2000 represents management's best estimate of the future liability related to the siding claims based upon the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability. Numerous factors affect the total amount of the future liability. These factors are discussed below.

    Early Payment Program And Second Settlement Fund.  LP entered into these programs in 1998 after careful consideration of the potential monetary and non-monetary impacts of all of its alternatives and based on management's belief that they will help to keep the average cost per claim from increasing. Despite the increased costs of entering into these programs, LP's management deemed them to be in the best interests of LP and its stockholders. This decision was based on several very important considerations and assumptions.

    LP's management believed that the Early Payment Program would be attractive to claimants who wished to repair or replace their exterior siding in a timely manner, as the discounts proposed were relatively modest. In addition, management believed that the Second Settlement Fund would encourage claimants to timely submit new claims during 1999 and accept a discounted payment in 2000, thereby removing these claimants from any future action. With these two programs, management believed the likelihood of any residual claimants initiating successful legal action after 2003 would be significantly diminished. Management also believed the effects of negative publicity regarding LP's siding products would be reduced under these programs. Negative publicity could severely limit the growth of LP's new siding products. Finally, management believed these programs would be a lower risk approach to extinguishing remaining claims at an acceptable cost. Payment of claims under the Second Settlement Fund was at the discretion of LP. During 2000, L-P paid approximately $114 million from the Second Settlement Fund in satisfaction of approximately $319 million in claims. Claimants who accepted payment from the Second Settlement Fund may not file additional claims under the settlement. Claimants who elected not to participate in the Second Settlement Fund remain bound by the terms of the original settlement

    Future Costs.  Other factors potentially influencing future costs include:

  •
  The costs of administering the settlements or any alternative approach of resolving claims including the actual claims costs, notice costs, inspection costs, third party administrator costs and attorney's fees.

  •
  The possibility of claimants bringing a second class action lawsuit (LP believes plaintiffs would be legally barred from this action provided that all payments under the settlement have been made).

  •
  Litigation related to other impacts of using LP's siding, not specifically related to product performance.

    Changes in the above factors have caused the estimated accrual amounts to change in the past. However, LP does not currently anticipate that these factors will cause a significant change in the remaining accruals for the reasons stated herein.

    Insurance Recoveries.  LP recorded approximately $17.2 million of insurance recoveries in 2000 and approximately $28.4 million of insurance recoveries in 1998. LP does not expect any further insurance recoveries related to OSB siding claims.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $83 million in 2000, $473 million in 1999 and $123 million in 1998. In 2000, the decline in cash provided by operations resulted primarily from the decline in operating income and increased cash outflows for litigation contingencies, including settlements under the Second Settlement Fund. In 1999, the increase in cash provided by operations resulted primarily from improved operating profits. LP paid out $162 million in 2000, $104 million in 1999 and $113 million in 1998 related to litigation settlements.

    Net cash used by investing activities was $261 million in 2000 and was primarily used for acquisitions of capital equipment to improve the efficiencies of existing mills. Additionally, LP used $55 million to acquire the assets of Sawyer Lumber Company and the assets of Hoff Companies, Inc. Net cash used by investing activities was $783 million in 1999 and was primarily used for the ABT, Forex and Evans acquisitions as well as other capital expenditures. LP received proceeds of $21 million in 2000 for the sale of several sawmills, a veneer plant and various land sites. LP received proceeds of $74 million in 1999, from the sale of the Alaskan operations and from the sale of the coatings and chemicals operations (Associated Chemists, Inc. subsidiary). Net cash provided by investing activities was $246 million in 1998. In 1998, LP received $368 million from the sale of assets, primarily timber, sawmill and distribution assets in California, the Weather-Seal windows and doors operations and Creative Point, Inc.

    In 2000, net cash provided by financing activities was $101 million, compared to $300 million in 1999 and cash used in financing activities of $275 million in 1998. In 2000, LP borrowed $668 million and repaid $502 million primarily associated with the public debt offering which was primarily used to pay off bridge loans associated with 1999 acquisitions. The public debt offering consisted of $200 million of 8.875% senior notes due 2010 and $190 million of 8.50% senior notes due 2005 and was completed on August 18, 2000. Additional debt was incurred to finance the acquisitions of the assets of Sawyer Lumber Company and Hoff Companies, Inc. and payments from the Second Settlement Fund described above. In 1999, LP borrowed $629 million, primarily to finance acquisitions, and repaid $225 million of existing debt. In 1998, LP borrowed $348 million by issuing senior secured notes backed by notes receivable received in a separate asset sale transaction and repaid a total of $496 million of term and revolving loans. Treasury stock purchases were $11 million in 2000, $48 million in 1999 and $67 million in 1998.

    LP expects to be able to meet the future cash requirements of its existing businesses through cash from operations, existing cash balances and existing credit facilities. Cash and cash equivalents totaled $38 million at December 31, 2000 as compared to $116 million at December 31, 1999 and $127 million at December 31, 1998. LP has a $300 million revolving credit facility, under which $107 million was outstanding at December 31, 2000. This facility is available until 2002. LP is currently in negotiations to renew this facility. LP also has a $50 million (Canadian) revolving credit facility, under which no borrowings were outstanding at December 31, 2000. This facility matures in March 2001 and LP is in the process of negotiating its renewal. Most of LP's debt agreements contain standard loan covenants. One of these covenants is a limitation on the ratio of funded debt to total capital (terms are defined in the agreements). Because operating losses reduce LP's total capital, future operating losses could reduce LP's capacity to borrow additional funds, including amounts under the revolving credit facilities discussed above. LP has several options available to it under those circumstances including, but not limited to, raising additional equity or seeking waivers of the covenant or amendments to the agreements that contain this covenant.

    Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $162 million at December 31, 2000, of which $35 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 8 to the financial statements, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

    Pursuant to its business strategy, LP selectively targets acquisitions that complement its core competencies and have strong growth prospects. Accordingly, LP intends from time to time to consider possible acquisitions of other companies, businesses and assets. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, LP will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

STOCK REPURCHASE PROGRAM

    On July 27, 1998, LP announced a program to repurchase up to 20 million common shares from time to time in the open market. As of December 31, 2000, LP had reacquired approximately 7.9 million shares for approximately $125 million. LP had approximately 104 million shares outstanding at year-end.

CARRYING VALUE OF CERTAIN ASSETS

    LP is seeking to sell its Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement that expires in December 2001. LP currently believes it has adequate support for the carrying value of the affected assets. As the sale process progresses, it is possible that LP will be required to record an additional impairment charge based upon the indications of interest of prospective buyers or the actual sales price.

    Due to the current market slowdown, LP is currently reviewing several mills for additional possible impairments. LP currently believes it has adequate support for the carrying value of each of these mills based upon the current projections and pricing assumptions. However, if the markets for the company's products do not improve, it is possible that LP will be required to record further impairment charges.

    Refer to Note 1 to the financial statements for a discussion of LP's accounting policy regarding asset impairments.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

    A portion of LP's outstanding debt bears interest at variable rates. Accordingly, LP's interest expense can fluctuate based upon changes in prevailing interest rates. See Note 4 of the Notes to financial statements included in Item 8 of this report for additional information regarding LP's variable rate debt and corresponding interest rates as of December 31, 2000.

    LP's international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although LP has entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of its indebtedness, LP historically has not entered into material currency rate hedges with respect to its exposure from operations (although it may do so in the future). See Notes 4 and 10 of the Notes to financial statements included in Item 8 of this report for a discussion of LP's foreign exchange contracts and geographic segment information, respectively.

    LP historically has not entered into material commodity futures and swaps, although it may do so in the future.

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

dollar amounts in millions

	December 31
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$38.1	$116.0
Accounts receivable, less reserves of $3.7 and $3.2	129.6	200.7
Inventories	327.5	293.4
Prepaid expenses	22.8	18.5
Income tax refunds receivable	91.5	—
Deferred income taxes	44.6	110.8

Total current assets	654.1	739.4

Timber and timberlands, at cost less cost of timber harvested	590.6	611.1
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	163.6	201.1
Buildings	324.7	307.5
Machinery and equipment	1,966.7	1,972.0
Construction in progress	107.8	56.8

	2,562.8	2,537.4
Accumulated depreciation	(1,254.0)	(1,203.4)

Net property, plant and equipment	1,308.8	1,334.0

Goodwill, net of amortization	326.3	347.7
Notes receivable from asset sales	403.8	403.8
Other assets	91.1	52.2

Total assets	$3,374.7	$3,488.2

See Notes to Financial Statements.

Consolidated Balance Sheets (Continued)

dollar amounts in millions

	December 31
	2000	1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$39.4	$44.9
Accounts payable and accrued liabilities	303.8	306.5
Income taxes payable	—	9.3
Current portion of contingency reserves	35.0	180.0

Total current liabilities	378.2	540.7

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other debt	787.3	618.3

Total long-term debt	1,183.8	1,014.8

Deferred income taxes	334.0	396.3
Contingency reserves, excluding current portion	126.6	128.8
Other long-term liabilities and minority interest	56.9	47.6
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value, 200,000,000 shares authorized, 116,937,022 shares issued	117.0	117.0
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	440.2	445.4
Retained earnings	1,004.3	1,076.4
Treasury stock, 12,576,172 shares and 11,968,577 shares, at cost	(235.1)	(228.3)
Loan to Employee Stock Ownership Trust	—	(6.9)
Accumulated comprehensive loss	(31.2)	(43.6)

Total stockholders' equity	1,295.2	1,360.0

Total liabilities and stockholders' equity	$3,374.7	$3,488.2

See Notes to Financial Statements.

Consolidated Statements of Income

dollar amounts in millions, except per share

	year ended December 31
	2000	1999	1998
Net sales	$2,932.8	$3,071.6	$2,451.1
Operating costs and expenses:
Cost of sales	2,362.6	2,272.5	2,007.8
Depreciation and amortization	184.4	156.3	143.8
Cost of timber harvested	51.1	45.7	41.6
Selling and administrative	234.7	219.4	184.7
Unusual credits and charges, net	70.5	8.2	47.8

Total operating costs and expenses	2,903.3	2,702.1	2,425.7

Income from operations	29.5	369.5	25.4

Non-operating income (expense):
Interest expense, net of capitalized interest	(81.0)	(47.9)	(37.5)
Interest income	37.9	36.0	24.7
Foreign exchange gains (losses)	(4.6)	(0.6)	—

Total non-operating income (expense)	(47.7)	(12.5)	(12.8)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	(18.2)	357.0	12.6
Provision (benefit) for income taxes	(11.5)	139.5	14.4
Minority interest in net income (loss) of consolidated subsidiaries	—	0.7	(3.8)
Equity in earnings of unconsolidated affiliate	7.1	—	—

Net income (loss)	$(13.8)	$216.8	$2.0

Net income (loss) per share—basic and diluted	$(0.13)	$2.04	$0.02

Cash dividends per share of common stock	$0.56	$0.56	$0.56

Average shares of common stock outstanding (millions)
Basic	104.1	106.2	108.4

Diluted	104.1	106.2	108.6

See Notes to Financial Statements.

Consolidated Statements of Cash Flows

dollar amounts in millions

	year ended December 31
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13.8)	$216.8	$2.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	235.5	202.0	185.4
Unusual credits and charges, net	85.6	8.2	61.2
Cash settlements of contingencies	(162.4)	(104.0)	(113.2)
Other adjustments	14.5	20.4	11.2
Decrease (increase) in receivables	67.5	7.0	(3.8)
Decrease (increase) in inventories	(37.4)	13.5	7.1
Decrease (increase) in income tax refunds receivable	(91.5)	46.0	33.7
Increase in prepaid expenses	(3.0)	(5.9)	(4.0)
Increase (decrease) in accounts payable and accrued liabilities	(0.4)	12.7	(64.2)
Increase (decrease) in income taxes payable	(8.3)	2.6	—
Increase (decrease) in deferred income taxes	(3.8)	53.3	7.6

Net cash provided by operating activities	82.5	472.6	123.0

CASH FLOWS FROM INVESTING ACTIVITIES
Plant, equipment and logging road additions	(187.7)	(88.3)	(77.8)
Timber and timberland additions	(32.6)	(29.6)	(44.7)
Assets sale proceeds	20.5	74.2	367.6
Acquisitions, including replacement of debt	(54.7)	(726.1)	—
Other investing activities, net	(6.6)	(13.6)	1.3

Net cash provided by (used in) investing activities	(261.1)	(783.4)	246.4

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term notes payable	—	—	(22.0)
Long-term borrowings, including net increase in revolving borrowings	667.6	629.3	348.6
Repayment of long-term debt	(502.4)	(224.6)	(473.9)
Cash dividends	(58.3)	(59.2)	(60.7)
Purchase of treasury stock	(11.3)	(47.9)	(66.5)
Loans to ESOT s	—	—	(15.0)
Treasury stock sold to ESOT s	—	—	15.0
Other financing activities, net	5.1	2.7	(0.3)

Net cash provided by (used in) financing activities	100.7	300.3	(274.8)

Net increase (decrease) in cash and cash equivalents	(77.9)	(10.5)	94.6
Cash and cash equivalents at beginning of year	116.0	126.5	31.9

Cash and cash equivalents at end of year	$38.1	$116.0	$126.5

See Notes to Financial Statements.

Consolidated Statements of Stockholders' Equity
dollar and share amounts in millions except per share amounts

	Common Stock		Treasury Stock
					Additional Paid In Capital	Retained Earnings	Loans to ESOTs	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 1997	116.9	$117.0	7.3	$(163.4)	$472.2	$977.5	$(37.7)	$(79.4)	$1,286.2
Net income	—	—	—	—	—	2.0	—	—	2.0	$2.0

Cash dividends, $.56 per share	—	—	—	—	—	(60.7)	—	—	(60.7)	—
Issuance of shares for employee stock plans and for other purposes	—	—	(1.1)	25.9	(6.8)	—	(15.0)	—	4.1	—
Purchase of treasury stock	—	—	3.5	(66.5)	—	—	—	—	(66.5)	—
Employee Stock Ownership Trust contribution	—	—	—	—	—	—	23.9	—	23.9	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	37.1
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(4.2)
Other	—	—	—	—	—	—	—	—	—	0.9

Other comprehensive income	—	—	—	—	—	—	—	33.8	33.8	33.8

Total comprehensive income	—	—	—	—	—	—	—	—	—	35.8

BALANCE AS OF DECEMBER 31, 1998	116.9	$117.0	9.7	$(204.0)	$465.4	$918.8	$(28.8)	$(45.6)	$1,222.8

Net income	—	—	—	—	—	216.8	—	—	216.8	216.8

Cash dividends, $.56 per share	—	—	—	—	—	(59.2)	—	—	(59.2)	—
Issuance of shares for employee stock plans and for other purposes	—	—	(1.2)	23.6	(20.0)	—	—	—	3.6	—
Purchase of treasury stock	—	—	3.5	(47.9)	—	—	—	—	(47.9)	—
Employee Stock Ownership Trust contribution	—	—	—	—	—	—	21.9	—	21.9	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	1.7
Other	—	—	—	—	—	—	—	—	—	0.3

Other comprehensive income	—	—	—	—	—	—	—	2.0	2.0	2.0

Total comprehensive income	—	—	—	—	—	—	—	—	—	218.8

BALANCE AS OF DECEMBER 31, 1999	116.9	$117.0	12.0	$(228.3)	$445.4	$1,076.4	$(6.9)	$(43.6)	$1,360.0

Net income (loss)	—	—	—	—	—	(13.8)	—	—	(13.8)	(13.8)

Cash dividends, $.56 per share	—	—	—	—	—	(58.3)	—	—	(58.3)	—
Issuance of shares for employee stock plans and for other purposes	—	—	(0.3)	4.5	(5.2)	—	—	—	(0.7)	—
Purchase of treasury stock	—	—	0.9	(11.3)	—	—	—	—	(11.3)	—
Employee Stock Ownership Trust contribution	—	—	—	—	—	—	6.9	—	6.9	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	1.5
Pension liability adjustment	—	—	—	—	—	—	—	—	—	10.9

Other comprehensive income	—	—	—	—	—	—	—	12.4	12.4	12.4

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(1.4)

BALANCE AS OF DECEMBER 31, 2000	116.9	$117.0	12.6	$(235.1)	$440.2	$1,004.3	$—	$(31.2)	$1,295.2

See Notes to Financial Statements.

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS

    Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products, and to a lesser extent, market pulp. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Ireland through foreign subsidiaries and joint ventures. The principal customers for the Company's building products are retail home centers, builders, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia, Europe and South America. The principal customers for its pulp products are brokers in Asia and Europe, with minor sales in North America.

    A significant portion of LP's sales are derived from wood-based structural products, including oriented strand board, plywood, lumber, engineered I-joists and laminated veneer lumber. See Note 10 to the financial statements for further information regarding LP's products and segments.

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

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Intercompany transactions and accounts are eliminated in consolidation. Investments in affiliates, owned 20% to 50% inclusive, are accounted for under the equity method. LP's share of earnings of such investments is shown in the income statement under the heading "Equity in earnings of unconsolidated affiliate".

EARNINGS PER SHARE

    Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding plus the effects of in-the-money outstanding stock options, computed under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) be excluded from the calculation of diluted earnings per share for the years in which losses are reported because the effect is anti-dilutive. Shares held by LP's Employee Stock Ownership Trusts (ESOT s) that have not been allocated to participants' accounts, are not considered outstanding for purposes of computing earnings per share (0 shares at December 31, 2000, 227,161 shares at December 31, 1999 and 1,206,671 shares at December 31, 1998).

CASH AND CASH EQUIVALENTS

    LP considers all highly liquid securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash paid during 2000, 1999, and 1998 for interest (net of capitalized interest) was $67.4 million, $46.2 million and $40.5 million. Net cash paid (received) during 2000, 1999, and 1998 for income taxes was $92.1 million, $39.3 million and $(25.5) million.

    LP invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. In addition, LP generally holds its cash investments until maturity and is therefore not subject to significant market risk.

INVENTORY VALUATION

    Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

dollar amounts in millions
December 31	2000	1999
Logs	$104.0	$104.1
Other raw materials	48.6	47.9
Finished products	190.3	159.4
Supplies	21.3	28.4
LIFO reserve	(36.7)	(46.4)

Total	$327.5	$293.4

    A reduction in LIFO inventories in 2000 and 1999 resulted in a reduction of cost of sales of $12.9 million and $8.8 million.

TIMBER

    LP follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Cost of timber harvested includes not only the cost of fee timber, but also the amortization of the cost of long-term timber deeds.

PROPERTY, PLANT AND EQUIPMENT

    LP principally uses the units of production method of depreciation for machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line rates for the principal classes of property range from approximately 5 percent to 20 percent.

    Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

    LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2000, 1999, and 1998 was $1.1 million, $.3 million and $1.6 million, respectively.

    LP adopted American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," in 1998. SOP 98-5 requires the cost of start-up activities and organization costs to be expensed as incurred. Start-up costs written off in 1998 were $3.5 million.

STOCK-BASED COMPENSATION

    Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

ASSET IMPAIRMENTS

    Long-lived assets to be held and used by the Company and goodwill are reviewed for impairment when events and circumstances indicate costs may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value is written down to its estimated realizable value. Assets to be disposed of are written down to their estimated fair value, less sales costs. See Note 7 to the financial statements for a discussion of charges in 2000, 1999, and 1998 related to impairments of property, plant and equipment.

DERIVATIVE FINANCIAL INSTRUMENTS

    Derivative financial instruments are utilized by LP to reduce foreign currency exchange and interest rate risks. LP has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. LP does not enter into financial instruments for trading or speculative purposes. Gains and losses on forward foreign exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on the hedged transactions are recorded in the income statement.

    In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new statement will require recognition of all derivative financial instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes to fair value will depend upon the intended use of the derivative. SFAS 133, as amended by SFAS 137, will be effective for LP beginning January 1, 2001. LP does not believe that the adoption of this standard will have a material impact on its financial statements.

FOREIGN CURRENCY TRANSLATION

    The functional currency for the majority of the Company's foreign subsidiaries is the U.S. dollar. The financial statements of foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and using the exchange rate at the balance sheet date for the remaining assets and liabilities. A weighted average exchange rate is used for each period for revenues and expenses. Transaction gains or losses are recorded in income. In cases where the local currency is the functional currency, translation adjustments are recorded in the Accumulated Comprehensive Income section of Stockholder's Equity.

GOODWILL

    Goodwill has resulted from acquisitions and is being amortized on a straight-line basis over periods ranging from 5 to 15 years. The amortization period of goodwill is periodically reviewed by the Company. Accumulated amortization was $39.8 million and $12.9 million at December 31, 2000 and 1999.

NOTES RECEIVABLE

    Notes receivable from asset sales are related to transactions which occurred during 1997 and 1998. These notes receivable provide collateral for LP's limited recourse notes payable (see Note 4 to the financial statements).

    In 1997, LP received $49.9 million in notes from a third party. The notes are due in principal payments of $20.0 million in 2008, $20.0 million in 2009 and $9.9 million in 2012. Interest is received in semi-annual installments and the interest rates vary from 5.62% to 7.5%.

    In 1998, LP received $353.9 million in notes from a third party. The notes are due in principal payments of $70.8 million in 2006, $54.3 million in 2008, $115.1 million in 2010, $91.4 million in 2013 and $22.3 million in 2018. Interest is received in semi-annual installments and the weighted average interest rate of the notes is 7%.

    LP believes the fair value of these notes at December 31, 2000 and 1999 was approximately $391 million and $361 million, respectively.

REVENUE RECOGNITION

    Revenue is primarily recognized when products are received by customers and title has passed. During 2000, LP adopted Emerging Issues Task Force Issue No. 00-10 "Accounting for shipping and handling costs" retroactively for all periods presented. Prior to implementation of this statement, LP classified shipping and handling costs as a deduction from net sales. LP now classifies shipping costs in cost of sales. Adoption of this statement had no impact on net income (loss). This adjustment increased net sales and cost of sales by $204 million in 2000, $193 million in 1999 and $154 million in 1998. Additionally, LP adopted Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. The impact of this adoption was not material.

NONMONETARY TRANSACTIONS

    During 2000, LP and Casella Waste Systems, Inc. contributed most of the assets of their respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50%. LP's contribution, which was transferred at book value, was approximately $28 million.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Accounts Payable and Accrued Liabilities

dollar amounts in millions
December 31	2000	1999
Accounts payable	$189.9	$195.0
Salaries and wages payable	36.4	40.6
Taxes other than income taxes	8.0	9.3
Workers' compensation	15.9	15.5
Other accrued liabilities	53.6	46.1

	$303.8	$306.5

3.  Income Taxes

    Income (loss) before taxes, minority interest and equity in income (loss) of unconsolidated affiliate was taxed in domestic and foreign jurisdictions:

dollar amounts in millions
year ended December 31	2000	1999	1998
Domestic	$(37.9)	$260.5	$0.1
Foreign	19.7	96.5	12.5

	$(18.2)	$357.0	$12.6

    Provision (benefit) for income taxes includes the following:

dollar amounts in millions
year ended December 31	2000	1999	1998
Current tax provision (benefit):
U.S. federal	$(22.4)	$45.8	$3.1
State and local	(5.9)	12.9	0.3
Foreign	15.1	23.6	(2.7)

Net current tax provision (benefit)	$(13.2)	$82.3	$0.7

Deferred tax provision (benefit):
U.S. federal	$4.6	$65.7	$59.6
State and local	0.5	6.9	6.3
Foreign	(3.4)	(15.4)	(52.2)

Net deferred tax provision (benefit)	$1.7	$57.2	$13.7

    The income tax effects of LP's share of the loss of GreenFiber in 2000 are recorded in the line item "provision (benefit) for income taxes" in LP's consolidated income statement, while LP's share of the pre-tax loss are recorded in the line item "equity in earnings of unconsolidated affiliate."

    The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

dollar amounts in millions
December 31	2000	1999
Property, plant and equipment	$173.2	$203.2
Timber and timberlands	159.7	113.9
Inventories	(5.3)	(4.2)
Accrued liabilities	(82.8)	(19.8)
Contingency reserves	(44.6)	(119.5)
Benefit of capital loss and NOL carryovers	(30.8)	(24.8)
Benefit of foreign ITC carryover	(19.3)	(36.5)
Benefit of U.S. alternative minimum tax credit	(20.8)	—
Installment sale gain deferral	147.7	147.3
Other	(2.3)	16.4
Valuation allowance	14.7	9.5

Net deferred tax liability	289.4	285.5
Net current deferred tax assets	(44.6)	(110.8)

Net non-current deferred tax liabilities	$334.0	$396.3

    An LP subsidiary, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$46 million (Canadian dollars). These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$28 million in 2001, C$4 million in 2003, C$13 million in 2004 and C$1 million in 2005. The $31 million of capital loss and net operating loss (NOL) carryover amount included in the above table consists of $19 million of state NOL carryovers which will expire in various years through 2015, and $12 million of Canadian capital loss carryovers which may be carried forward indefinitely. LP has recorded a valuation allowance against the entire Canadian capital loss carryover amount. The change in the valuation allowance from 1999 to 2000 primarily represents LPC's estimate of the Canadian investment tax credits that will expire unused.

    U.S. taxes have not been provided on foreign subsidiaries' earnings of approximately $117.4 million which are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical.

    The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

year ended December 31	2000	1999	1998
Federal tax rate	(35)%	35%	35%
State and local income taxes	(9)	3	4
Nondeductible fines	—	—	51
Foreign tax credits used	—	—	(35)
Other foreign tax effects	—	—	20
Nondeductible goodwill	41	1	41
Revisions to estimates recorded in prior years	(67)	—	—
Nonconsolidated subsidiaries taxed as partnership	(15)	—	—
Change in valuation reserve	29	—	—
Other, net	7	—	(2)

	(63)%	39%	114%

4.  Long-term Debt

dollar amounts in millions
	Interest Rate at Dec. 31, 2000	December 31,
		2000	1999
Debentures:
Senior notes, maturing 2005, interest rates fixed	8.5%	$189.3	$—
Senior notes, maturing 2010, interest rates fixed	8.9	199.1	—
Bank credit facilites:
Revolving credit facility, payable in 2002 interest rate variable	7.0	107.4	—
Term loan, payable in 2003, interest rate variable	7.8	170.0	—
Limited recourse notes payable:
Senior secured notes, payable 2008-2012, interest rates fixed	7.1 - 7.5	47.9	47.9
Senior secured notes, payable 2006-2018, interest rates fixed	6.8 - 7.3	348.6	348.6
Project bank financing:
Waterford, Ireland, OSB plant, payable in Irish pounds through 2002, interest rate variable	6.3	7.1	12.8
Project revenue bond financings, payable through 2022, interest rates variable	4.7 - 7.1	39.3	39.3
Bridge loans:
Forex bridge loan—unsecured, repaid March 2000, interest rate variable	n/a	—	240.0
Forex bridge loan—unsecured, repaid September 2000, interest rate variable	n/a	—	126.6
Evans bridge loan—unsecured, repaid September 2000, interest rate variable	n/a	—	94.0
Notes payable to former Forex shareholders, unsecured, payable in Canadian dollars annually through 2003, interest rate variable	6.5	101.5	139.9
Other, interest rates vary		13.0	10.6

Total		1,223.2	1,059.7
Current portion		(39.4)	(44.9)

Net long-term debt		$1,183.8	$1,014.8

    LP believes the carrying amounts of long-term debt approximates fair market value because the interest rates are variable, with the exception of the following. LP estimates the limited recourse notes payable have a fair value of approximately $383 million and $359 million at December 31, 2000 and 1999. LP estimates the Senior Notes maturing in 2005 and 2010 have a fair market value at December 31, 2000 of $187.2 million and $193.2 million respectively.

    The underlying assets of the related project typically secure project bank and project revenue financings. The limited recourse notes payable are collateralized by notes receivable from asset sales (see Note 1). Many of LP's loan agreements contain lender's standard covenants and restrictions giving effect to certain amendments to the agreements. LP was in compliance with all of the covenants and restrictions of these agreements at December 31, 2000.

    In 1997, LP issued $47.9 million of senior debt in a private placement to institutional investors. The notes mature in principal amounts of $20 million in 2008, $20 million in 2009, and $7.9 million in 2012. They are secured by $49.9 million in notes receivable from Sierra Pacific Industries.

    LP issued $348.6 million of senior debt in June 1998 in a private placement to institutional investors. The notes mature in principal amounts of $69.7 million in 2006, $53.5 million in 2008, $113.4 million in 2010, $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $353.9 million of notes receivable from Simpson Timber Company. In the event of a default by Simpson, LP would only be liable to pay 10% of the notes payable.

    At December 31, 2000, LP had a $300 million unsecured revolving facility with a group of banks, which expires in 2002. LP pays a facility fee on committed amounts. At year-end, LP had $107.4 million of borrowings outstanding under this facility. Additionally, LPC has a $50 million (Canadian) revolving credit facility that expires in March 2001. LPC pays a facility fee on the committed amount. LP had no borrowings outstanding under this facility at December 31, 2000.

    In April 2000, LP's shelf registration statement filing for $750 million of debt securities was declared effective. This registration allows for debt securities to be offered from time to time in one or more series. The amount, price and other terms of any such offering will be determined on the basis of market conditions and other factors existing at the time of such offering. During August 2000, LP issued unsecured senior notes for a total face amount of $390 million, under the shelf registration. The net proceeds were used to retire a portion of three bridge loans used to finance acquisitions in 1999.

    In November 2000, LP entered into a $170 million unsecured three year term loan with a syndication of banks. Interest is based upon the floating London Interbank Offered Rate (LIBOR) plus 1%. The proceeds from this loan were used to repay the remaining balance on the acquisition bridge loans and to pay down a portion of the amounts owed under LP's revolving credit facility.

    In December 2000, LP Chile entered into a five year term credit facility with a Chilean bank. The facility is for an amount up to $10 million. At December 31, 2000, no borrowings were outstanding. The facility bears interest at LIBOR plus .9%. The proceeds from the facility will be used to fund construction of an OSB plant in Chile. Borrowings under the line of credit, if any, will be secured.

    LP has entered into a forward contract for Canadian Dollars to hedge fifty percent of LP's exposure to the Canadian currency for the notes payable to former Forex shareholders. This forward contract, which is recorded at its fair value of $1.5 million at December 31, 2000, is included in Other Assets on the consolidated balance sheet. The term of the forward contract is the same as the debt. Counterparties to the hedge agreements are major financial institutions who also participate in LP's bank credit facilities. Credit loss from counterparty nonperformance is not anticipated.

    The weighted average interest rate for all long-term debt at December 31, 2000 and 1999 was approximately 7.6 percent and 6.7 percent respectively. Required repayment of principal for long-term debt is as follows:

dollar amounts in millions
year ended December 31
2001	$39.4
2002	152.7
2003	204.8
2004	17.0
2005	190.9
2006 and after	618.4

Total	$1,223.2

5.  Retirement Plans and Postretirement Benefits

    LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Vesting generally occurs after 5 years of service. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP plans. LP contributes to multiple employer and multiemployer plans for certain employees covered by collective bargaining agreements.

DEFINED BENEFIT PLANS

    Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging from 10 to 20 years. Beginning in 2000, benefit accruals under the most significant plan, which accounts for approximately 84% of the assets and benefit obligations in the tables below, are calculated as 5% of eligible salary and wages with an interest credit based on the 30-year U.S. Treasury rate. Prior to 2000, this plan was frozen. There is a variety of benefit formulas in the remaining defined benefit pension plans.

    LP also maintains a Supplemental Executive Retirement Plan (SERP); a non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years prior to retirement. LP established a grantor trust to informally provide funding for the benefits payable under the SERP and a deferred compensation plan. The assets of the trust are invested in corporate-owned life insurance policies. At December 31, 2000 and 1999, the trust assets were valued at $17.0 million and $13.5 million and are included in other assets in LP's consolidated balance sheet.

    The following table sets forth the change in the benefit obligation, the change in plan assets, the plans' funded status and the amounts recognized in the consolidated balance sheet for LP administered plans:

dollar amounts in millions
December 31	2000	1999
CHANGE IN BENEFIT OBLIGATION
Benefit obligation—January 1	$209.7	$122.4
Service cost	13.6	2.8
Interest cost	15.0	10.9
Amendments	(0.3)	17.3
Actuarial gain	(3.7)	(14.7)
Acquisitions	—	79.4
Curtailments/settlements	(1.1)	—
Benefits paid	(15.4)	(8.4)

Benefit obligation—December 31	$217.8	$209.7

CHANGE IN ASSETS
Fair value of assets—January 1	$175.0	$106.9
Actual return on plan assets	8.0	5.0
Employer contribution	10.9	1.6
Acquisitions	—	69.9
Curtailments/settlements	(1.1)	—
Benefits paid	(15.4)	(8.4)

Fair value of assets—December 31	$177.4	$175.0

RECONCILIATION OF FUNDED STATUS
Funded status	$(40.4)	$(34.7)
Unrecognized actuarial loss	29.6	27.8
Unrecognized prior service cost	16.9	18.4
Unrecognized asset at transition	(1.7)	(3.3)

Prepaid benefit cost	$4.4	$8.2

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefit cost	$5.3	$5.4
Accrued benefit liability	(28.7)	(27.3)
Intangible asset	15.7	—
Deferred tax asset	4.7	11.6
Accumulated other comprehensive income	7.4	18.5

Net amount recognized	$4.4	$8.2

    The actuarial assumptions used to determine pension expense and the funded status of the plans were: a discount rate on benefit obligations of 7.75% in 2000, 7.50% in 1999 and 6.75% in 1998; an 8.75% expected long-term rate of return on plan assets for all three years; and a 4.5% increase in future compensation levels.

    Net periodic pension cost included the following components:

dollar amounts in millions
year ended December 31	2000	1999	1998
Service cost	$13.6	$2.8	$1.1
Interest cost	15.0	10.9	7.9
Expected return on plan assets	(15.3)	(12.6)	(9.2)
Amortization of prior service cost and net transition asset	0.2	0.8	(0.5)
Recognized net actuarial loss	1.2	—	—

Net periodic pension cost	$14.7	$1.9	$(0.7)

DEFINED CONTRIBUTION PLANS

    In 2000, these plans were primarily 401(k) plans for hourly and salaried employees in the U.S. which allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee's eligible wages (subject to certain limits). Under the profit sharing feature of these plans LP contributes a discretionary amount as a percentage of eligible wages. In 1999 and before, LP sponsored Employee Stock Ownership Plans under which 10% of eligible wages were contributed to the plans and invested in LP common stock. Included in the assets of the 401(k) and profit sharing plans are 9.7 million shares of LP common stock. Expenses related to defined contribution plans and multi-employer plans in 2000, 1999 and 1998 were $12.1 million, $26.6 million and $26.0 million.

POSTRETIREMENT BENEFITS

    LP has several plans that provide minimal postretirement benefits other than pensions. The accrued postretirement benefit cost at December 31, 2000 was $6.7 million. Net expense related to these plans was not significant. LP does not generally provide post-employment benefits.

6.  Stock Options and Plans

    LP accounts for stock options and plans under the provisions of Accounting Principles Board Opinion No. 25. As permitted, LP applies only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans. LP has recorded no compensation expense for stock option plans and stock purchase plans. Had compensation expense for LP's stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the fair value methodology of SFAS 123, LP's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

dollar amounts in millions, except per share
year ended December 31	2000	1999	1998
Net income (loss)
As reported	$(13.8)	$216.8	$2.0
Pro forma	(21.8)	209.4	(4.0)
Net income (loss) per share—basic and diluted
As reported	$(0.13)	$2.04	$0.02
Pro forma	(0.21)	1.97	(0.04)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the following assumptions: a 2.3 percent to 4.6 percent dividend yield; volatility of 34 percent in 2000, 40 percent in 1999 and 39 percent in 1998;

and an average risk free interest rate of 6.8 percent in 2000, 5.0 percent in 1999 and 5.3 percent in 1998.

STOCK OPTION PLANS

    LP grants options to key employees and directors to purchase LP common stock. The options are granted at 100 percent of market price at the date of grant. The options become exercisable over 3 years beginning one year after the grant date and expire 10 years after the date of grant. At December 31, 2000, 1.93 million shares were available under the current stock award plan for future option grants and all other stock-based awards.

    Changes in options outstanding and exercisable and weighted average exercise price were as follows:

share amounts in thousands	Number of Shares
year ended December 31	2000	1999	1998
OUTSTANDING OPTIONS
Options outstanding at January 1	3,221	2,823	2,373
Options granted	1,124	1,235	905
Options exercised	(6)	(183)	(113)
Options cancelled	(548)	(654)	(342)

Options outstanding at December 31	3,791	3,221	2,823

Options exercisable at December 31	1,835	1,246	1,170

EXERCISE PRICE
Options granted	$12.29	$19.13	$19.09

Options exercised	$11.80	$16.92	$14.85

Options cancelled	$18.31	$21.68	$21.08

Options outstanding	$17.82	$19.79	$18.11

Options exercisable	$20.10	$20.46	$21.41

FAIR VALUE AT DATE OF GRANT
Options granted	$4.87	$7.55	$5.73

PERFORMANCE-CONTINGENT STOCK AWARDS

    LP has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of LP common stock determined by comparing LP's cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the award. Awards are granted at a target share level. Depending on LP's four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target. LP did not record any compensation expense related to these awards in 2000, 1999, or 1998, based on the cumulative stockholders return for the applicable periods.

    Changes in performance-contingent stock awards were as follows:

	Number of Shares
year ended December 31	2000	1999	1998
Target shares—awards outstanding at January 1	154,641	97,370	54,569
Target shares—awards granted	111,783	57,271	64,064
Target shares—awards cancelled	—	—	(21,263)

Target shares—awards outstanding at December 31	266,424	154,641	97,370

STOCK PURCHASE PLANS

    LP offers employee stock purchase plans to most employees. Under each plan, employees may subscribe to purchase shares of LP stock over 24 months at 85 percent of the market price. At December 31, 2000, 123,742 shares were subscribed at $13.04 per share under the 1999 offering of the 1998 Employee Stock Purchase Plan. During 2000, LP issued 21,936 shares to employees at an average price of $8.91 under all Employee Stock Purchase Plans.

EXECUTIVE LOAN PROGRAM

    In November 1999, the subcommittee of the Compensation Committee approved an Executive Loan Program under which up to 1,700,000 shares of the Common Stock were offered by LP for purchase prior to January 23, 2000, by LP's executive officers, Business Team Leaders, and other executives designated by its chief executive officer. In November 2000, this subcommittee of the Compensation Committee authorized additional loans under the Executive Loan Program during the 60-day period which ended January 23, 2001. During 2000, LP added four additional participants to the program. These participants purchased 200,430 shares of LP's stock with total loan proceeds of $1.9 million. Also during 2000, two executives paid off their loans and accrued interest. The total loan principal of these two loans was $1.0 million.

    Participants were permitted to borrow up to 100 percent of the purchase price of the shares to be purchased, which was equal to the closing price of the Common Stock on the New York Stock Exchange (NYSE) on the date of delivery to LP of a participant's election to participate. The maximum amount an individual was permitted to borrow was three times his or her annual base pay. The loans bear interest at the annual rate of 6.02 percent.

    Interest and principal are due and payable at the earlier of January 23, 2006, or 30 days following the executive's resignation or involuntary termination of employment. The loans are unsecured. With respect to loans outstanding on or entered into after November 24, 2000, if the executive remains continuously employed by LP through the following dates, the loan balance at that date will be forgiven in the following percentages: January 23, 2004, 50 percent of the original principal; January 23, 2005, an additional 25 percent of the principal plus 50 percent of the accrued interest; and January 23, 2006, all remaining principal and accrued interest. If an executive's employment terminates due to death, disability, or termination by LP without cause or a change in control of LP occurs, his or her loan will be forgiven in a prorated amount of the percentages specified above based on the amount of time elapsed since January 23, 2001. In addition, if the Common Stock has traded on the NYSE for at least five consecutive trading days at specified price levels or above during the 12-month period immediately preceding January 23, 2004 or 2005 and the executive remains employed by LP, the following additional percentages of the loan balance will be forgiven: January 23, 2004, 25 percent of the principal and 50 percent of the accrued interest at a price level of $16.00 per share or 50 percent of the principal and 100 percent of the interest at a price level of $20.00 per share; and January 23, 2006, all remaining principal and accrued interest at a price level of $18.00 per share. No amount of a loan will be forgiven if the executive does not still own, as of the applicable date, all shares purchased under the Executive

Loan Program. As of December 31, 2000, the current balance of these loans is $10.8 million and is recorded in paid-in capital.

7.  Unusual Credits and Charges, Net

    The major components of "Unusual Credits and Charges, Net" in the statements of income for the years ended December 31, were as follows:

dollar amounts in millions	Number of Shares
year ended December 31	2000	1999	1998
Additions to contingency reserves	$(16.7)	$(20.0)	$(284.5)
Long-lived asset impairment charges	(62.7)	(7.6)	(162.9)
Gain on asset sales	6.1	19.7	381.3
Gain on insurance recoveries	28.4	—	28.4
Gain (loss) on contract settlement	(11.4)	7.0	—
Severance and other	(14.2)	(7.3)	(10.1)

	$(70.5)	$(8.2)	$(47.8)

2000

    In 2000, LP increased its reserves for litigation and environmental liabilities by $16.7 million. Of this total, $4.3 million was recorded in third quarter related to adjustment of environmental reserves at a number of sites to reflect current estimates of clean-up costs (see Note 8 for further details). An additional $5.4 million was related to increases in reserves associated with non-product litigation and $7.0 million with the write off of a note receivable associated with the sale of certain assets of Ketchikan Pulp Company, both recorded in the fourth quarter.

    LP recognized $62.7 million in impairment charges on long lived assets. Of this total, $40 million was recorded in the second quarter related to the Samoa pulp mill to reduce the carrying value of the fixed assets to be sold to their estimated fair value. See Note 12 for a subsequent event related to this facility. During the third and fourth quarter, impairment charges were recognized on the permanent closure of a plywood plant, two MDF facilities, a veneer facility and a hardboard facility. In connection with this decision, management estimated the fair value of these facilities by taking into account relevant factors such as the continuing decline in commodity priced products, the fair value of the real estate and the numerous mills being offered for sale by others. These valuations resulted in a write downs of $22.7 million. The operating losses of these facilities in 2000 were approximately $9.6 million. Although management is currently pursuing disposal of these facilities, the timing of such disposal is not presently determinable.

    In 2000, LP recorded total gains on asset sales of $6.1 million. LP recorded a $2.7 million gain on the sale of a hardwood veneer facility and a $3.4 million gain on the sale of a non-operating facility in the third quarter.

    During 2000, LP recognized $28.4 million in insurance settlements. This amount is comprised of $10.6 million related to the 1999 fire at the Athens, Georgia OSB facility recorded in the third quarter and $17.2 million associated with insurance recoveries related to OSB siding of which $5 million was recorded in the first quarter and $12.2 million was recorded in the second quarter.

    In connection with the public debt offering, LP had entered into an interest rate hedge. Due to the significant decrease in treasury rates, LP incurred a loss of $11.4 million on this hedge. This was recorded in the second and third quarters.

    Charges for severance and other costs totaled $14.2 million in 2000. These charges were primarily related to closures of mills as discussed above and $2.3 million associated with reorganization of administrative functions recorded in the fourth quarter.

    Also LP recognized a loss of $5.3 million associated with its share of restructuring charges at GreenFiber, the joint venture between LP and Casella Waste Systems, Inc. This loss is reported on the line item "Equity in earnings of unconsolidated affiliate" in LP's income statement and was recorded in the fourth quarter.

1999

    In the third quarter of 1999, LP's Ketchikan Pulp Company (KPC) subsidiary increased its reserves for environmental liabilities by $20.0 million as a result of changes in facts and circumstances at KPC sites and as a result of additional facts discovered, largely during activities to prepare for the sale of the majority of KPC assets. This is an estimate primarily for future costs of remediation of hazardous or toxic substances on various sites owned or used by KPC and for closing and monitoring activities.

    In the third quarter 1999, LP recorded a $7.6 million asset impairment charge primarily in relation to the sale of the KPC facilities to reduce the carrying value of the fixed assets sold to fair value at the date of sale. The sale of KPC assets for approximately $11.5 million in cash and promissory notes was completed in November 1999, (as noted above, the notes were written off in the fourth quarter of 2000).

    In 1999, LP recorded total gains on the sale of assets of $19.7 million. In the second quarter, LP sold timber and approximately 5,500 acres of timberlands in Texas recording a $5.2 million gain on the sale. In December 1999, LP sold the assets of its Associated Chemists, Inc. (ACI) subsidiary, recording a gain of $14.5 million. ACI is a manufacturer of coatings and chemicals.

    In the third quarter 1999, KPC recorded a $5.0 million gain under a 1997 agreement with the U.S. government based on satisfaction of requirements under the agreement. KPC also received $2.0 million from a local government agency upon satisfaction of certain obligations with that agency.

    Other losses of $7.3 million are primarily to due to the write off of a note receivable received in a sale of assets in 1998.

1998

    In 1998, LP increased its reserves for litigation and environmental liabilities by $284.5 million. Of this total, $257.7 million related to adjustments to then current estimates of liabilities for product-related litigation and legal costs, including enhancements to the national siding class-action settlement. Those estimates are based on management's regular monitoring of changes in the facts and circumstances surrounding the various legal and environmental matters and related accruals. Additional charges were taken for the settlement of the Montrose criminal matter and adjustments to then current estimates of environmental liabilities and other litigation. See Note 8 to the financial statements for a further discussion of significant litigation and environmental matters.

    LP recorded long-lived asset impairment charges totaling $162.9 million on its pulp mill in Chetwynd, British Columbia, a roof shake plant in California, logging roads in Alaska and the assets of the Creative Point, Inc. subsidiary.

    In the third quarter of 1998, LP decided to sell or liquidate the Chetwynd pulp mill facility. In connection with this decision, management estimated the fair value of the facility, taking into account relevant factors such as the continuing Asian economic crisis and the numerous pulp mills being offered for sale by others. This valuation resulted in a $136.1 million write-down of the facility, including the cumulative translation adjustment of $50.2 million previously recorded within stockholders' equity. The operating loss of this facility in 1998 was approximately $23 million. Although management is currently pursuing disposal or liquidation of the facility, due to market conditions the timing of such disposal or liquidation is not presently determinable.

    The roof shake plant was part of the portfolio of non-strategic assets announced for sale in October 1997. As prospective buyers performed their due diligence reviews, their preliminary non-binding offers were either withdrawn or reduced to unacceptable levels, resulting in a decision on the part of LP to permanently shut down the facility. This decision resulted in a write-down of $14.8 million over the amounts recorded in 1997. The operating loss of this facility was approximately $5 million in 1998.

    The logging roads in Alaska ceased to be used by LP following the expiration of a timber harvesting agreement with the U.S. Forest Service. The agreement expired in 1999. As part of its budgeting process for 1999, LP determined that the logging roads were impaired based on the expected operating results of KPC through the scheduled expiration date of the agreement. Accordingly, LP recorded a $10 million write-down on these logging roads in the third quarter of 1998.

    The write-down of the Creative Point, Inc. subsidiary assets recorded in the third quarter of 1998 was $2 million. The asset sale occurred in the fourth quarter of 1998. During the time period between the buyer's initial offer and the closing date of the sale, Creative Point's operating results fell short of expectations, and the buyer reduced its offering price. Consequently, the transaction, which LP originally believed would result in a minor gain, resulted in a loss. The operating loss of this subsidiary was approximately $4 million in 1998.

    The net carrying amount of the above assets to be disposed of was approximately $87 million after the write-downs were recorded.

    In 1998, LP recorded gains on the sale of assets in the amount of $381.3 million. Total proceeds from the sale of assets were $729.0 million, consisting of $367.6 million of cash and $361.4 million of notes receivable. Assets sold during the year were primarily those identified for sale in 1997, including timber and timberlands, sawmills and distribution centers in California, and the Weather-Seal window and door operations.

    LP recovered $28.4 million, net of certain professional fees, from several of its insurance carriers for costs incurred in defending and settling the product class-action lawsuits.

    Charges for severance and other costs, primarily at the roof shake plant, totaled $10.1 million in 1998. The severance charges were $.5 million for approximately 110 employees of the roof shake facility (as of December 31, 2000 $.3 million had been paid and charged against the liability). Included in the total are inventory write-downs and other shut-down related costs at the roof shake plant totaling $6.1 million. Additionally, LP wrote off $3.5 million of deferred start-up costs upon adoption of a new accounting standard.

8.  Contingencies

ENVIRONMENTAL PROCEEDINGS

    In March 1995, LP's subsidiary Ketchikan Pulp Company ("KPC") entered into an agreement with the federal government to resolve violations of the Clean Water Act and the Clean Air Act that occurred at KPC's former pulp mill during the late 1980s and early 1990s. Although KPC sold the mill site and related facilities in 1999, it remains obligated under these agreements to undertake certain projects relating to the investigation and remediation of Ward Cove, a body of water adjacent to the mill site. During November 2000, KPC finalized a consent decree with the federal government to complete cleanup activities at the mill site and Ward Cove. This consent decree supersedes the 1995 agreements. Total costs for the investigation and cleanup of Ward Cove are estimated to cost approximately $6.7 million (of which approximately $3.4 million had been spent at December 31, 2000).

    In connection with the clean-up of KPC's former log transfer facilities; the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent clean-up standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted that previously closed-out facilities may need to be re-evaluated. LP disputes the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate closed-out facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the clean-up.

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

    LP maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $40.1 million and $48.2 million at December 31, 2000 and 1999, respectively, of which $12.9 million and $18.2 million related to matters associated with the operations formerly conducted by KPC. The remainder of these balances were primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company and closing and monitoring landfills. LP's estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time. LP's estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms. In those instances in which LP's estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties.

    The activity in LP's reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

Dollar amounts in millions
Year ended December 31	2000	1999	1998
Beginning balance	$48.2	$27.9	$29.3
Accrued to expense during the year	10.0	24.7	24.2
Liabilities of acquired companies	(1.0)	7.5	—
Payments made	(17.9)	(18.3)	(20.1)
Other	0.8	6.4	(5.5)

Ending balance	$40.1	$48.2	$27.9

    In the second quarter of 1998, two environmental accruals were made. In connection with the sale of certain properties in California, LP estimated that retained environmental liabilities were approximately $6.9 million. In addition, $6.0 million was added to the environmental accrual related to a criminal proceeding in Colorado. In the third quarter of 1998, $1.8 million was accrued in connection with newly identified sites and revised estimates at other sites. Also during the quarter, the accruals for KPC environmental matters were increased by an additional $7.5 million as a result of (i) revised cost estimates provided by the contractors performing asset removal and demolition activities, (ii) additional assets, which had initially been expected to be sold, becoming unsalable due to deteriorating conditions in the pulp market and, consequently, being slated for demolition and removal, (iii) the completion of the EPA's review of the remediation investigation report relating to upland properties, and (iv) experience indicating that hog fuel removal costs would be greater than originally estimated. In the fourth quarter, $2.0 million was accrued in connection with revised estimates at other sites.

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

    During 2000, LP adjusted its reserves at a number of sites to reflect current estimates of clean-up costs, including estimated clean up costs at manufacturing sites permanently closed during the year and newly discovered sites requiring clean up. The most significant adjustment occurred at sites in Quebec that LP acquired in the Forex transaction in 1999. As the sites were cleaned up, initial liability estimates that were recorded in the Forex purchase price proved inadequate due to the discovery of additional material requiring clean up and the determination that higher cost methods of remediation were required. LP therefore accrued an additional $3.6 million to reflect the updated estimated costs of clean up. The reserve adjustments at other sites were not individually significant.

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

    The settlement requires LP to contribute $275 million to the settlement fund. Approximately $271 million of that obligation had been satisfied at December 31, 2000 through cash payments on a discounted basis of approximately $261 million. LP's remaining mandatory contributions to the settlement fund are due in June 2001 (approximately $2 million) and June 2002 (approximately $2 million). In addition to its mandatory contributions, at December 31, 2000, LP had paid, on a discounted basis, approximately $97 million of its two $50 million optional contributions, at a cost to LP of approximately $66 million, and LP has committed to the court that it would make the balance of these two optional contributions when they became due in August 2001 and August 2002. LP was entitled to make its mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

    During 2000, LP offered eligible claimants the opportunity to receive a pro rata share of the court approved second settlement fund (the "Second Settlement Fund") in satisfaction of their claims. Pursuant to this offer, LP paid approximately $114 million from the Second Settlement Fund in satisfaction of approximately $319 million in claims. During 2000, most of the payments under the Second Settlement Fund were completed. Claimants who accepted payment from the Second Settlement Fund may not file additional claims under the settlement. Claimants who elected not to participate in the Second Settlement Fund remain bound by the terms of the original settlement.

    At December 31, 2000, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and LP's remaining mandatory and committed optional contributions to the settlement fund by approximately $93 million. Approximately 15,408 new claims were filed during 2000.

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

    A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, LP established a claims procedure pursuant to which members of the settlement class could report problems with LP's OSB siding and have their properties inspected by an independent adjuster, who would measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. LP has agreed that the deduction from the payment to a member of the Florida class will not be greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members were entitled to make claims until October 4, 2000. By December 31, 2000, approximately 26,000 Florida class action claims had been paid. Although new claims are no longer being accepted, there remain approximately 700 claims that were timely made for which inspections still must be conducted. In addition, there are approximately 700 claims that were timely made but that have been identified as requiring additional information before they will be processed.

ABT HARDBOARD SIDING MATTERS

    ABT Building Products Corporation ("ABT"), ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in nine other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. ABT and Abitibi have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jasper County, Texas on October 5, 1999. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief. In addition, Abitibi has been named in certain other actions, which may result in liability to ABT under the allocation agreement between ABT and Abitibi described below.

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

    On September 21, 2000, the Circuit Court of Choctaw County, Alabama, under the caption Foster, et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation (No. CV95-151-M), approved a settlement agreement among the defendants and attorneys representing a nationwide class composed of all persons who own or formerly owned homes or, subject to limited exceptions, other buildings or structures on which hardboard siding manufactured by the defendants was installed between May 15, 1975 and May 15, 2000. Except for approximately 30 persons who timely opted out, the settlement includes and binds all members of the settlement class and resolves all claims asserted in the various proceedings described above. Under the settlement agreement, class members who have previously made a warranty claim or have already repaired or replaced their siding will have until May 15, 2001 to file a claim; class members whose siding was installed between May 15, 1975 and May 15, 1976 will have at least nine months following the date on which the settlement becomes final and nonappealable to file their claims; and all other class members will have twenty-five years after their siding was installed to file a claim.

    Under the settlement agreement, the defendants will be entitled to elect to make an offer of settlement to an eligible claimant based on the information set forth in the claim submitted by such claimant, and such claimant will be entitled to accept or reject the offer. If an eligible claimant declines the offer, or if no offer is made, such claimant will be entitled to a payment based on an independent inspection. Such payments will be based on a specified dollar amount (calculated on the basis of statewide averages and ranging from $2.65 to $6.21, depending upon the state) per square foot of covered siding that has experienced specified types of damage, subject to reduction based on the age of the damaged siding and any failure to paint the damaged siding within stated intervals (except in the case of damaged siding installed on mobile homes, as to which a uniform 50% reduction will apply in all circumstances). If applicable, payments under the settlement will also be subject to reduction to reflect any warranty payments or certain other payments previously recovered by a claimant on account of the damaged siding. Under the settlement agreement, ABT will be required to pay the expenses of administering the settlement and certain other costs.

    Potential members of the settlement class had the election to opt out of the settlement class by submitting a written request no later than July 31, 2000. The ABT Entities received approximately 30 timely opt-outs.

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

    Based on the information currently available and previously recorded reserves, management believes that the resolution of the foregoing ABT hardboard siding matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

NATURE GUARD CEMENT SHAKES MATTERS

    LP has been named as defendant in a putative class action filed in the Superior Court of California, County of Stanislaus on January 9, 2001 captioned Virginia L. Davis v. Louisiana-Pacific Corporation. The action was filed on behalf of a purported class of persons nationwide owning structures on which LP's Nature Guard cement shakes were installed as roofing. The plaintiff generally alleges negligence, unfair business practices, false advertising, breach of warranties, fraud and other theories related to alleged defects, and failure of such cement shakes as well as consequential damages to other components of the structures where the cement shakes were installed. Plaintiff seeks general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

    LP no longer manufactures cement shakes, but established and maintains a claims program for the Nature Guard shakes previously sold by it. LP believes that it has substantial defensives and intends to defend this action vigorously. At the present time, LP cannot predict the potential financial impact of the above action.

OTHER PROCEEDINGS

    LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

CONTINGENCY RESERVES

    LP maintains loss contingency reserves in addition to the environmental reserves discussed above. The balance of these reserves, exclusive of the environmental reserves discussed above, was $121.5 million and $260.6 million at December 31, 2000 and 1999, respectively (of which $90.4 million and $226.5 million, respectively, related to OSB siding contingencies). LP's estimates of its non-environmental loss contingencies are based on various assumptions and judgments. In the case of the OSB siding contingency reserves, these assumptions and judgments relate to, among other things: the timing and magnitude (in terms of both the number of claims and the square footage of damaged siding) of additional claims; the extent to which claims may be resolved through means other than those provided for in the applicable settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to non-environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that LP may ultimately pay in connection with these matters could materially exceed, in the near term, the amounts accrued to date. LP's estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms.

    The activity in the portion of LP's loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table.

dollar amounts in millions
year ended December 31	2000	1999	1998
Beginning balance	$226.5	$323.9	$164.7
Accruals made during the year	—	—	247.5
Payments made	(136.1)	(97.4)	(100.8)
Insurance recovery	—	—	12.5

Ending balance	$90.4	$226.5	$323.9

    In the third quarter of 1998, following court approval of the Early Payment Program and the Second Settlement Fund, LP accrued an additional $247.5 million based on the estimated costs of the Early Payment Program and the Second Settlement Fund and revised estimates of the future costs of the Florida class action, warranty costs after the termination of settlements, legal and administration costs, and estimated payments to claimants whose claims are not discharged pursuant to the settlements.

9.  Commitments

    LP is obligated to purchase timber under certain cutting contracts which extend to 2004. LP's best estimate of its commitment at current contract rates under these contracts at December 31, 2000 is approximately $20.6 million for approximately 116 million board feet of timber.

    Payments under all operating leases that were charged to expense during 2000, 1999, and 1998 were $35.3 million, $28.2 million and $17.7 million. Future minimum rental payments under non- cancelable operating leases are not material.

10.  Segment Information

    LP operates in five major business segments: Structural Products, Exterior Products, Industrial Panel Products, Other Products, and Pulp. LP's business units have been aggregated into these five reportable segments based on the similarity of economic characteristics, customers, distributions methods and manufacturing processes. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 to the financial statements. LP evaluates the performance of its business segments based on operating profits excluding unusual credits and charges, general corporate and other expenses, interest, equity in earnings of unconsolidated affiliate and income taxes.

    The Structural Products segment includes OSB, plywood, lumber, engineered wood products (EWP), primarily LVL and I-joists and wood fiber resources. The Exterior Products segment includes wood and vinyl siding and related accessories, composite decking and specialty OSB products. The Industrial Panel Products segment includes particleboard, medium density fiberboard (MDF), hardboard and decorative panels. The Other Products segment includes distribution facilities, plastic moldings, wood chips, coatings and specialty chemicals (sold in December of 1999), cellulose insulation (contributed to a joint venture in August of 2000), Ireland operations, Alaska lumber and logging operations (sold in November of 1999) and other products. The Pulp segment includes the wood pulp products of LP's two pulp mills.

    Export sales are primarily to customers in Asia and Europe. Information about LP's geographic segments is as follows:

dollar amounts in millions
year ended December 31	2000	1999	1998
TOTAL SALES—POINT OF ORIGIN(2)
U.S.	$2,331	$2,743	$2,366
Canada and other	832	455	166
Intersegment sales to US	(230)	(126)	(81)

Total sales	$2,933	$3,072	$2,451

Export Sales (included above)	$325	$193	$128

OPERATING PROFIT (LOSS)
U.S.	$210	$391	$273
Canada and other	78	89	(105)
Unusual credits and charges, net(1)	(71)	(8)	(48)
General corporate expense and interest, net	(235)	(115)	(107)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	$(18)	$357	$13

IDENTIFIABLE ASSETS
U.S.	$2,274	$2,335	$2,279
Canada and other	1,101	1,153	240

Total assets	$3,375	$3,488	$2,519

    Information about LP's product segments is as follows:

dollar amounts in millions
year ended December 31	2000	1999	1998
TOTAL SALES(2)
Structural products	$1,817	$1,876	$1,307
Exterior products	329	276	116
Industrial panel products	287	300	192
Other products	348	477	731
Pulp	152	143	105

Total sales	$2,933	$3,072	$2,451

OPERATING PROFIT (LOSS)
Structural products	$173	$440	$198
Exterior products	19	53	22
Industrial panel products	2	13	6
Other products	(12)	(11)	(20)
Pulp	13	(15)	(38)
Unusual credits and charges, net(1)	(71)	(8)	(48)
General corporate and other expense, net	(99)	(103)	(94)
Interest, net	(43)	(12)	(13)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affliate	$(18)	$357	$13

dollar amounts in millions
year ended December 31	2000	1999	1998
IDENTIFIABLE ASSETS
Structural products	$1,689	$1,738	$927
Exterior products	203	199	46
Industrial panel products	142	160	124
Other products	228	174	255
Pulp	143	176	178
Non-segment related	970	1,041	989

Total assets	$3,375	$3,488	$2,519

DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
Structural products	$167	$123	$105
Exterior products	20	14	7
Industrial panel products	14	14	5
Other products	14	17	27
Pulp	10	11	12
Non-segment related	11	23	29

Total depreciation, amortization and cost of timber harvested	$236	$202	$185

CAPITAL EXPENDITURES
Structural products	$146	$94	$87
Exterior products	27	3	1
Industrial panel products	7	6	2
Other products	20	8	18
Pulp	2	4	7
Non-segment related	18	3	8

Total capital expenditures	$220	$118	$123

(1)
See Note 7 to the financial statements for an explanation of unusual credits and charges, net.

(2)
Numbers are adjusted to reflect the adoption of EITF Issue No. 00-10.

11.  Acquisitions

    On February 25, 1999, LP acquired the capital stock of ABT Building Products Corporation (ABT) for approximately $164 million in cash. Concurrent with the acquisition, LP also paid off approximately $49 million of ABT debt. In connection with the acquisition of ABT, LP borrowed $100 million under a new uncommitted bank credit facility ($50 million of which was repaid in September 1999 and $50 million of which was repaid in October 1999) and increased its net revolving borrowings under its existing credit facility by $65 million (which was fully repaid in September 1999). The acquisition was accounted for as a purchase and ABT's results of operations for the period subsequent to the acquisition have been included in LP's Consolidated Statements of Income for the years ended December 31, 1999 and 2000. The purchase price was allocated to the assets and liabilities of ABT based on their estimated fair values. Based on these estimates, LP recorded $53 million of goodwill in its Consolidated Balance Sheet at December 31, 1999, which is being amortized using the straight-line method over 15 years.

    On September 14, 1999, LP acquired the capital stock of Le Groupe Forex Inc. (Forex) for a total purchase price of approximately $516.5 million. Approximately $376.6 million of this amount had been paid in cash and approximately $139.9 million was paid through the issuance of promissory notes to Forex shareholders. Concurrent with the acquisition, LP also paid off approximately $101.5 million of Forex debt. In connection with the acquisition of Forex, LP borrowed $426.6 million under new uncommitted bank credit facilities. The acquisition was accounted for as a purchase and Forex's results of operations for the period subsequent to the acquisition have been included in LP's Consolidated Statements of Income for the years ended December 31, 1999 and 2000. The purchase price was allocated to the assets and liabilities of Forex based on their estimated fair values. Based on these estimates, LP recorded $271.0 million of goodwill in its Consolidated Balance Sheet at December 31, 1999, which is being amortized using the straight-line method over 15 years.

    The following unaudited pro forma financial information gives effect to the acquisitions of ABT and Forex as if they had been consummated at the beginning of each period presented.

	Year Ended Dec. 31,
(dollar amounts in millions except per share)	1999	1998
Net sales	$3,110.5	$2,736.7
Net income (loss)	235.2	(43.9)
Net income (loss) per share—basic and diluted	$2.21	$(0.40)

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

    On November 30, 1999, LP acquired the assets of Evans Forest Products for approximately $98 million in cash. In connection with Evans' acquisition, LP borrowed $94 million under a bank credit facility. The acquisition was accounted for as a purchase and the results of operations of the acquired assets for the period subsequent to the acquisition have been included in LP's Consolidated Statements of Income for the years ended December 31, 1999 and 2000. No goodwill was recorded related to this acquisition.

    During 2000, LP acquired the assets of Sawyer Lumber Company and the assets of Hoff Companies for approximately $55 million in cash. These acquisitions were accounted for as purchases and the results of operations of the acquired assets were included in LP's Consolidated Statements of Income for the years ended December 31, 2000 from the dates of acquisition. No goodwill was recorded in connection with these acquisitions.

12.  Subsequent Event

    On February 23, 2001, LP sold a controlling interest in its Samoa, California, pulp mill and chip export facility to LaPointe Partners, Inc. Under the terms of the agreement, LaPointe Partners has acquired a controlling interest in the complex for approximately $46 million, split about evenly between cash and notes receivable. In addition, LP will retain a preferred stock interest in the entity. LP's remaining investment will be approximately $38 million, which approximates fair value. LP will account for the assets and liabilities of the operation in accordance with SEC Staff Accounting Bulletin No. 30 until the sale is fully recorded. LP will regularly review the carrying value of the assets for impairment primarily based on future operating results. LP believes that the fair value of the consideration received approximates the book value of the assets transferred.

Independent Auditors' Report

To the Board of Directors and Stockholders of Louisiana-Pacific Corporation:

    We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Portland, Oregon
January 30, 2001
(February 23 as to Note 12)

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    Information regarding LP's directors is incorporated herein by reference to the material included under the caption "Item 1—Election of Directors" in the definitive proxy statement filed by LP for its 2001 annual meeting of stockholders (the "2001 Proxy Statement"). Information regarding LP's executive officers is located in Item 1 of this report under the caption "Executive Officers of Louisiana-Pacific Corporation." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement.

ITEM 11.  Executive Compensation

    Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation," "Compensation of Executive Officers," "Retirement Benefits," "Directors' Compensation," and "Agreements with Executive Officers" in the 2001 Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 2001 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

    Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation" and "Management Loans and Other Transactions" in the 2001 Proxy Statement.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.  Financial Statements and Financial Statement Schedules

    The following financial statements of LP are included in this report:

  Consolidated Balance Sheets—December 31, 2000, and 1999.

  Consolidated Statements of Income—years ended December 31, 2000, 1999, and 1998,.

  Consolidated Statements of Cash Flows—years ended December 31, 2000, 1999, 1998.

  Consolidated Statements of Stockholders' Equity—years ended December 31, 2000, 1999 and 1998.

  Notes to Financial Statements.

  Independent Auditors' Report.

  No financial statement schedules are required to be filed.

B.  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter 2000.

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

Date: March 15, 2001	LOUISIANA-PACIFIC CORPORATION (Registrant)
/s/ CURTIS M. STEVENS Curtis M. Stevens Vice President, Treasurer and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 15, 2001	/s/ MARK A. SUWYN Mark A. Suwyn Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)
March 15, 2001	/s/ CURTIS M. STEVENS Curtis M. Stevens Vice President, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)
March 15, 2001	/s/ COLIN D.WATSON Colin D.Watson Director
March 15, 2001	/s/ WILLIAM C. BROOKS William C. Brooks Director
March 15, 2001	/s/ ARCHIE W. DUNHAM Archie W. Dunham Director

March 15, 2001	/s/ PAUL W. HANSEN Paul W. Hansen Director
March 15, 2001	/s/ DONALD R. KAYSER Donald R. Kayser Director
March 15, 2001	/s/ BRENDA LAUDERBACK Brenda Lauderback Director
March 15, 2001	/s/ PATRICK F. MCCARTAN Patrick F. McCartan Director
March 15, 2001	/s/ E. GARY COOK E. Gary Cook Director
March 15, 2001	/s/ LEE C. SIMPSON Lee C. Simpson Director

EXHIBIT INDEX

    On written request, Louisiana-Pacific Corporation ("LP") will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP's costs of copying such exhibit plus postage. Any such request should be sent to: Ward Hubbell, Vice President Corporate Affairs, Louisiana-Pacific Corporation, 805 S.W. Broadway, Suite 700, Portland, Oregon 97205-3303.

    Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

Exhibit	Description
2.1	Amended and Restated Support Agreement, dated August 12, 1999, between LP and Le Groupe Forex Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by LP on August 18, 1999).
2.2	Amended and Restated Lock-Up Agreement, dated August 12, 1999, among LP and each of the parties identified in Schedule B thereof (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by LP on August 18, 1999).
2.3	Asset Purchase Agreement, dated August 23, 1999, among Evans Forest Products Limited, Louisiana-Pacific Canada Engineered Wood Products, Ltd., Louisiana-Pacific Dawson Creek Ltd. and Louisiana-Pacific Canada Ltd. Incorporated herein by reference to Exhibit 2.2 to LP's Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 1999.
3.1	Restated Certificate of Incorporation of Louisiana-Pacific Corporation as amended to date. Incorporated herein by reference to Exhibit 3(a) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
3.2	Bylaws of Louisiana-Pacific Corporation as amended June 26, 2000. Incorporated herein by reference to Exhibit 3.1 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
4.1	Rights Agreement, dated as of May 26, 1998, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 1 to LP's Registration Statement on Form 8-A filed May 26, 1998. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, LP is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of LP's total consolidated assets at December 31, 2000. LP agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4.2	Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC, and the Purchasers listed therein. Incorporated herein by reference to Exhibit 4 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
4.3	Indenture, dated as of September 14, 1999, among Louisiana-Pacific Acquisition Inc., LP and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Incorporated herein by reference to Exhibit 4.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.4	First Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.5	Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.1	Credit Agreement dated as of January 31, 1997, among LP, Louisiana-Pacific Canada Ltd., Bank of America National Trust and Savings Association ("Bank of America") and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 4.A.2 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Consent and First Amendment to Credit Agreement dated as of December 31, 1997, among LP, Louisiana-Pacific Canada Ltd., Louisiana-Pacific Canada Pulp Co., Bank of America and other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 4.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.3	1984 Employee Stock Option Plan as amended. Incorporated herein by reference to Exhibit 10.A to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.4	1991 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.B to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.5	1992 Non-Employee Director Stock Option Plan (restated as of May 1, 2000) and Related Forms of Option Agreements.* Incorporated herein by reference to Exhibit 10.3 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.6	Non-Employee Directors' Deferred Compensation Plan, amended and restated as of August 1, 2000.* Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.7	Executive Deferred Compensation Plan, as amended and restated as of September 1, 2000.* Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.8	1997 Incentive Stock Award Plan as restated as of May 3, 1998. Incorporated herein by reference to Exhibit 10.6 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*
10.9	Forms of Award Agreements for Non-Qualified Stock Options and Performance Shares under the 1997 Incentive Stock Award Plan. Incorporated herein by reference to Exhibit 10.F(2) to LP's Form 10-K report for 1996.*
10.10	Annual Cash Incentive Award Plan effective March 1, 1997. Incorporated herein by reference to Exhibit 10.F(3) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.11	LP's Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2000. Incorporated herein by reference to Exhibit 10.14 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.12	Executive Loan Program effective November 24, 1999. Incorporated herein by reference to Exhibit 10.15 to LP's Annual Report as for the fiscal year ended December 31, 1999.*
10.13	Employment Agreement between LP and Mark A. Suwyn dated January 2, 1996. Incorporated herein by reference to Exhibit 10.L to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*
10.14	Restricted Stock Award Agreement between LP and Mark A. Suwyn dated January 31, 1996. Incorporated herein by reference to Exhibit 10.J to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.15	1997 Cash Incentive Award for Mark A. Suwyn adopted March 11, 1997. Incorporated herein by reference to Exhibit 10.K to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*

10.16	Letter agreement dated July 16, 1997, relating to the employment of Gary C. Wilkerson. Incorporated herein by reference to Exhibit 10.N to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.17	Letter agreement dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.0 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.18	Form of Change of Control Employment Agreement between LP and each of J. Ray Barbee, Warren Easley, Richard W. Frost, Keith Matheney, Curt Stevens, Mark A. Suwyn, Michael J. Tull, and Gary C. Wilkerson. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.*
10.19	Supplemental Funding Agreement dated October 26, 1998, between LP and counsel for plaintiffs in siding class action litigation. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.*
10.20	Amendment to Credit Facility, dated as of March 10, 2000 between Louisiana-Pacific Canada, Ltd., as successor to Louisiana-Pacific Acquisition, Inc. and Bank of America, N.A. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.
10.21	Settlement Agreement, dated May 3, 2000 among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hardboard siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.
10.22	2000 Employee Stock Purchase Plan.* Incorporated herein by reference to Appendix A of LP's definitive proxy statement filed with the Securities and Exchange Commission on March 20, 2000.
10.23	2000 Non-Employee Director Restricted Stock Plan.* Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.24	Amendment to Credit Facility, dated as of March 9, 2000 between Louisiana Pacific Canada Ltd., as successor to Louisiana Pacific Acquisition, Inc. and Bank of America, N.A. Incorporated herein by reference to Exhibit 10.4 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
21	List of LP's subsidiaries.
23	Consent of Deloitte & Touche LLP.

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
PART IV
  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX