Form 10-Q
period 2001-03-31
LOUISIANA PACIFIC CORP
filed 2001-05-10
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2001
Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	93-0609074 (IRS Employer Identification No.)

111 S. W. Fifth Avenue, Portland, Oregon  97204-3699
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (503) 221-0800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 104,369,983 shares of Common Stock, $1 par value, outstanding as of May 7, 2001.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Three Months Ended March 31,
	2001	2000

Net sales	$558.5	$829.7

Operating costs and expenses:
Cost of sales	549.2	605.2
Depreciation, amortization and depletion	49.1	61.3
Selling and administrative	43.6	58.3
Unusual credits and charges, net	12.2	(1.6)
Loss related to assets and liabilities transferred under contractual arrangement	4.5	-
Total operating costs and expenses	658.6	723.2

Income (loss) from operations	(100.1)	106.5

Non-operating income (expense):
Interest expense	(23.3)	(17.1)
Interest income	8.2	8.7
Foreign exchange gains (losses)	2.1	(1.4)
Total non-operating income (expense)	(13.0)	(9.8)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	(113.1)	96.7
Provision (benefit) for income taxes	(22.4)	38.5
Minority interest in net income (loss) of consolidated subsidiaries	(1.3)	0.5
Equity in (income) loss of unconsolidated subsidiary	-	-
Net income (loss)	$(89.4)	$57.7

Net income (loss) per share - basic and diluted	$(0.86)	$0.55

Average share outstanding - basic and diluted	104.4	104.1

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2001	Dec. 31, 2000

ASSETS
Cash and cash equivalents	$27.4	$38.1
Accounts receivable, net	161.2	129.6
Inventories	252.2	327.5
Prepaid expenses	17.4	22.8
Income taxes receivable	61.4	91.5
Deferred income taxes	44.6	44.6
Total current assets	564.2	654.1

Timber and timberlands	584.1	590.6

Property, plant and equipment	2,418.2	2,562.8
Accumulated depreciation	(1,182.7)	(1,254.0)
Net property, plant and equipment	1,235.5	1,308.8

Goodwill, net of amortization	319.5	326.3
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	67.6	-
Other assets	84.1	91.1
Total assets	$3,258.8	$3,374.7

LIABILITIES AND EQUITY
Current portion of long-term debt	$162.2	$39.4
Accounts payable and accrued liabilities	253.2	303.8
Current portion of contingency reserves	35.0	35.0
Total current liabilities	450.4	378.2

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long term debt	676.4	787.3
Total long-term debt, excluding current portion	1,072.9	1,183.8

Contingency reserves, excluding current portion	124.9	126.6
Liabilities transferred under contractual arrangement	30.0	-
Deferred income taxes and other	387.2	390.9

Commitments and contingencies

Stockholders' equity:
Common stock	117.0	117.0
Additional paid-in capital	440.1	440.2
Retained earnings	900.2	1,004.3
Treasury stock	(234.1)	(235.1)
Accumulated comprehensive loss	(29.8)	(31.2)
Total stockholders' equity	1,193.4	1,295.2
Total liabilities and equity	$3,258.8	$3,374.7
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(89.4)	$57.7
Depreciation, amortization and depletion	49.1	61.3
Unusual credits and charges, net	12.2	3.5
Cash settlements of contingencies	(1.9)	(4.0)
Other adjustments	3.2	7.1
Decrease (increase) in certain working capital components and deferred taxes	12.1	(72.1)

Net cash provided by (used in) operating activities	(14.7)	53.5

Cash flows from investing activities:
Capital spending	(22.1)	(41.7)
Proceeds from assets sales and transfers	28.0	-
Other investing activities, net	0.6	6.3

Net cash provided by (used in) investing activities	6.5	(35.4)

Cash flows from financing activities:
New borrowings, including net increase in revolving borrowings	15.1	-
Repayment of long-term debt	(3.2)	(3.6)
Cash dividends	(14.7)	(14.7)
Purchase of treasury stock	-	(11.2)
Other financing activities	0.3	1.2

Net cash used in financing activities	(2.5)	(28.3)

Net decrease in cash and cash equivalents	(10.7)	(10.2)
Cash and cash equivalents at beginning of period	38.1	116.0

Cash and cash equivalents at end of period	$ 27.4	$ 105.8

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Unaudited Consolidated Summary Financial Statements

1.          These consolidated summary financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2000.

These consolidated summary financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management of LP, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries.  Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2.          Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

3.          Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the applicable period.  Diluted earnings per share include the effects of potentially dilutive common stock equivalents.

	Three Months Ended
	March 31,
(Shares in millions)	2001	2000
Average shares outstanding used to determine basic net income per common share	104.4	104.1
Dilutive effects of stock options granted and ESPP shares	---	---
Average shares outstanding used to determine fully diluted net income per common share	104.4	104.1

4.          The preparation of interim financial statements requires the estimation of LP’s effective income tax rate based on estimated annual amounts of taxable income and expenses.  These estimates are updated quarterly.   Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) for the year be applied to year-to-date income or loss at the end of each quarter.  Any resulting adjustment related to prior periods must be applied against the current quarter.  For the quarter ended March 31, 2001, LP’s effective tax benefit rate was 20% as compared to a provision rate of 39% in the first quarter of 2000.

5.          The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

6.          During first quarter 2001, LP sold a controlling interest in Samoa Pacific Cellulose LLC (SPC), a company that owns a pulp mill and related assets in Samoa, California, for approximately book value. In this transaction, LP received approximately $22 million in cash and  promissory notes valued at $29 million of SPC, and retained preferred stock of SPC valued at approximately $9 million. The term of the promissory notes is longer than five years. Additionally, LP has agreed to provide to SPC a $15 million credit facility secured by working capital. Due to its continuing financial interest in SPC, LP did not record the transaction as a sale. Instead, in compliance with Staff Accounting Bulletin No. 30 - Accounting For Divestiture Of A Subsidiary Or Other Business Operation, LP has recorded the assets and the liabilities of SPC on LP’s balance sheet under the captions “Assets transferred under contractual arrangement” and “Liabilities transferred under contractual arrangement.” For any fiscal quarter in which SPC incurs losses, LP will record a valuation allowance against its net remaining investment. If SPC is profitable in subsequent quarters of the same fiscal year, LP will reverse the valuation allowance up to the amount of the valuation allowance that was previously recorded in such fiscal year.  The valuation allowance for the first quarter of 2001 is reflected on the income statement under the caption “Loss related to assets and liabilities transferred under contractual arrangement.”

7.          Components of comprehensive income (loss) for the periods include:

(Dollars in millions)	Three Months Ended
	March 31,
	2001	2000
Net income (loss)	$(89.4)	$57.7
Currency translation adjustment	1.4	(4.9)
Other	-	(0.2)
Total comprehensive income (loss)	$(88.0)	$52.6

8.          The selected segment data set forth in Item 2 “Management's Discussion and Analysis and Results of Operations” of this report is incorporated herein by reference.

9.          LP adopted Statement of Financial Accounting Standards Statement No. 133, “Accounting for Derivative Instruments and Hedging” as of January 1, 2001. The adoption of this standard did not have a material impact on the financial statements of LP.

10.        The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

11.        Investments in 50% owned joint ventures are accounted for under the equity method.

Item 2.    Management's Discussion and Analysis and Results of Operations.

LP’s net loss for the first quarter of 2001 was $89.4 million, or $0.86 per diluted share, on sales of $558.5 million, compared to first quarter 2000 net income of $57.7 million, or $0.55 per diluted share, on sales of $829.7 million. Excluding unusual items totaling a loss of $12.2 million ($7.5 million after tax, or $0.07 per diluted share), the loss for the first quarter of 2001 was $81.9 million, or $0.78 per diluted share, compared to first quarter 2000 income excluding unusual items of $56.7 million, or $0.54 per diluted share.

Reduced demand for many building products and the slowing economy factored negatively into the results for the quarter ended March 31, 2001. This softening demand resulted in reduced market prices for structural panels (oriented strand board (OSB), plywood and lumber).

LP operates in five segments: structural products; exterior products; industrial panel products; other products; and pulp. Structural products is the most significant segment, accounting for more than 60% of sales during the first three months of both 2001 and 2000. LP's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

Most of LP's products are sold as commodities and therefore sales prices fluctuate based on market factors over which LP has little or no control. LP cannot predict whether the prices of its products will remain at current levels, or will increase or decrease in the future, because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. LP is not able to determine to what extent, if any, it will be able to pass any future increase in the price of raw materials on to customers through product price increases.

Demand for the majority of LP's products is subject to cyclical fluctuations over which LP has no control. The level of residential construction activity heavily influences demand for LP’s building products, which is subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on LP's results of operations.

Selected Segment Data
	Three Months Ended March 31,
	2001	2000	% change

Net sales:
Structural products	$344.3	$532.0	(35)
Exterior products	69.6	70.5	(1)
Industrial panel products	53.2	81.4	(35)
Other products	58.5	102.7	(43)
Pulp	32.9	43.1	(24)
	$558.5	$829.7	(33)

Operating profit (loss):
Structural products	$(30.9)	$114.0	(127)
Exterior products	(4.3)	8.1	(153)
Industrial panel products	(6.9)	2.6	(365)
Other products	(2.1)	0.8	(363)
Pulp	(12.8)	4.4	(391)
Unusual credits and charges, net	(12.2)	1.6	(863)
Loss from assets and liabilities transferred under contractual arrangement	(4.5)	-	-
General corporate and other expenses, net	(24.4)	(26.4)	8
Interest expense, net	(15.0)	(8.4)	(79)
Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliates	$(113.1)	$96.7	(217)

Structural Products

The structural products segment consists of OSB, plywood, lumber and engineered wood products (EWP).  The decline in sales for the first quarter of 2001 compared to the first quarter of 2000 was primarily due to lower OSB, plywood and lumber prices compounded by lower sales volumes.

The most significant product in this segment is OSB.  Average prices (net of freight) for the industry were approximately 47% lower this quarter compared to the same quarter in 2000.  LP’s sales volume in the quarter was down about 2% compared to the same quarter last year.  Despite the losses incurred in this product line, the value of the production of virtually all of LP’s OSB mills was equal to or greater than cash operating costs during the first quarter of 2001.

Plywood prices declined approximately 15% for the first quarter 2001 as compared to the first quarter 2000 with sales volume declining about 12%, primarily due to mill closures by LP in the latter half of 2000.  LP continues to review the operating results at its remaining plywood mills to balance cash flow concerns while meeting customer commitments.  LP has focused two of its remaining mills on veneer production for laminated veneer lumber (LVL).  That has helped reduce the impact of the volatility in the plywood pricing and has also helped to increase operational efficiencies at the mills.

Lumber prices declined about 26% compared to the first quarter of 2000 with sales volumes declining approximately 15% due to permanent and temporary production curtailments. The price level experienced during the first quarter of 2001 continues to create an environment that has accelerated significant industry curtailments as prices have fallen below cash production costs for many mills.  LP will continue to evaluate the status of its sawmills based on industry conditions.

Engineered wood products showed a decline in profits in the first quarter of 2001 compared to first quarter 2000.  This decline was driven by weakened demand and some pricing pressure due to increased industry capacity.  Prices for the quarter were approximately 5% below prices for the first quarter of 2000.  The weaker demand is a result of both the slowing economy as well as the effect that reduced lumber prices had on reducing the rate of substitution of engineered wood products for traditional lumber products. This is especially true in the I-Joist products where sales volumes were down about 10%. EWP profits were positively impacted by the low pricing on raw materials such as veneer, lumber and OSB, a reduction in inventories and improved operating efficiencies.

Overall, compared to first quarter of 2000, the primary factor in the decreased profitability in this segment was the low sales prices discussed above, compounded by the lower sales volumes discussed above.  Additionally, cost increases for resins, natural gas and electricity negatively impacted profits. Log cost associated with these products declined by 7% for the quarter.

Exterior Products

The exterior product segment consists of siding, both wood composite and vinyl, specialty OSB products and related products such as soffit, facia and trim and composite decking. Sales of exterior products remained relatively flat between first quarter 2001 and the comparable quarter in 2000. Sales of wood composite and vinyl siding, specialty OSB products showed a decline in pricing of 10% and in volume of 7% due to weakened demand. Profitability for this segment declined significantly.  This decline was due to three primary factors:  1) lower pricing for those specialty OSB products that are indexed to commodity pricing; 2) losses associated with the up front costs incurred to launch WeatherBest, a composite decking product; and 3) the increase in resin prices which impacted both our wood-based siding and vinyl businesses.

Industrial Panel Products

The industrial panels segment consists of particleboard, medium density fiberboard (MDF), hardboard and interior hardboard products.  Sales prices remained relatively flat between first quarter of 2001 and the comparable quarter in 2000. Sales volumes decreased 36% as compared to the same quarter last year due primarily to plant closures as well as weakened demand and fiber supply shortages. Additionally, this segment was negatively impacted by significant increases in energy costs. Wood costs associated with these products remained relatively flat between periods.

Other Products

The other products segment includes wood chips, Ireland operations, Alaska operations, moldings and other products.  In the first quarter of 2001, sales for this segment declined significantly compared to the first quarter of 2000, primarily due to the contribution of the assets of Greenstone, LP’s former cellulose insulation subsidiary, to a joint venture. LP’s share of the income or loss of this business subsequent to its contribution to the joint venture is included on LP’s income statement under the caption, “Equity in earnings of unconsolidated affiliate.” Additional declines in sales and operating profits in this segment were primarily related to weaker commodity pricing in the distribution business and the Ireland OSB operation.

Pulp

Pulp segment sales and operating profits for the first quarter of 2001 declined significantly from the first quarter of 2000. Sales prices decreased about 14% and sales volumes decreased approximately 38%. The decline in pricing is due to reduced demand for pulp in the world-wide market. Volumes declined largely due to the transfer in mid-February of a controlling interest in pulp facilities in Samoa, California as described in Note 6 to the financial statements included in this report.  In addition to impact of pricing and volume on profitability, higher costs for energy negatively impacted the operating profits of this segment. See “Assets Held for Sale” below for additional information related to the pulp segment.

Unusual Credits and Charges, Net

Information regarding unusual credits and charges recorded in the quarter ended March 31, 2001 is set forth in the following table.

	Three Months Ended
	March 31,
(Dollars in millions)	2001	2000

Additions to contingency reserves	$(2.0)	$-
Long-lived asset impairment charges	(10.2)	(3.4)
Gain on insurance recovery	-	5.0

Total unusual credits and charges, net	$(12.2)	$1.6

In the first quarter of 2001, LP recorded a net charge of $10.2 million ($6.2 million after taxes, or $.06 per diluted share) associated with impairment charges related to equipment at three former manufacturing sites.  The additional impairment charges resulted from changes in the planned method of disposal of the equipment. The remaining book value and operating results associated with this equipment are not material to LP’s financial statements. LP also recorded a net loss of $2 million ($1.2 million after taxes, or $.01 per diluted share) for additional reserves for non-product litigation.

In the first quarter of 2000, LP recorded a $5.0 million ($3.1 million after taxes, or $0.03 per diluted share) gain on an insurance recovery for siding related matters and an impairment charge of $3.4 million ($2.1 million after taxes, or $0.02 per diluted share) to reduce the carrying value of a polymer plant to its estimated net realizable value. The remaining book value and operating results associated with this plant are not material to LP’s financial statements.

General Corporate and Other Expense

For the quarter, general corporate and other expenses declined 8% from the same period in 2000.  This decline is due to corporate restructuring that occurred in the third and fourth quarters of 2000 as well as an increasing focus on cost containment due operating losses.

Interest Income (Expense)

Interest expense increased in the first quarter of 2001 compared to the same periods in the prior year as a result of increased borrowings to fund cash used in operating and financing activities.

Legal and Environmental Matters

For a discussion of legal and environmental matters involving LP and the potential impact thereof on LP financial position, results of operations and cash flows, see Item 7 in LP’s annual report on Form 10-K for the year ended December 31, 2000 and Item 1, Legal Proceedings, in Part II of this report.

OSB Siding Litigation Update

The following discussion updates should be read in conjunction with the discussion of LP’s OSB siding litigation set forth in Item 7 of LP's annual report on Form 10-K for the year ended December 31, 2000, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal Matters."

Through the first three months of 2001, claimants continued to file claims under the National Settlement; however, the rate of claim filings has decreased.  The claim filing period associated with the Florida Settlement ended October 4, 2000 and, as a result, no new claims under the Florida settlement were accepted after that date. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

As of March 31, 2001, (i) approximately 302,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 299,000 at December 31, 2000, and (ii) approximately 194,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 192,000 at December 31, 2000.  The average payment amount for settled claims as of March 31, 2001 and December 31, 2000 was $3,700 at both dates.  Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund, the average payment amount for settled claims as of March 31, 2000 and December 31, 2000 was $5,100.  The total number of completed claim forms pending (not settled) as of March 31, 2001 was approximately 22,000 (approximately 21,000 at December 31, 2000) with approximately 138,000 claims settled (approximately 137,000 at December 31, 2000) and approximately 34,000 claims dismissed (approximately 34,000 at December 31, 2000).  Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

Financial Position, Liquidity and Capital Resources

Net cash used by operations was $14.7 million in the first three months of 2001 compared to net cash provided by operations of  $53.5 million in the same period of 2000.  The decrease in cash provided by operations resulted primarily from lower net income that was partially offset by a significant decrease in inventories.

Net cash provided by investing activities was $6.5 million in the first three months of 2001 compared to net cash used by investing activities of $35.4 million in the comparable period of 2000.  LP received $22.5 million from the sale of a controlling interest in pulp facilities in Samoa, California and another $5.5 million for sales of various other assets.  Capital expenditures for property, plant, equipment and timber declined in the first three months of 2001 compared to the same period in 2000, primarily due to management’s focus on limiting cash outflows during the current economic slow down. Capital expenditures during the first quarter of 2001 were primarily for completion of the Chilean OSB mill and required operating capital. LP estimates that for the full year ended December 31, 2001, it will make capital expenditures of approximately $100 million associated with required capital projects and high-return capital projects.

In the three month period ended March 31, 2001, LP borrowed $15.1 million and repaid $3.2 million. Additional debt was incurred to fund operating cash uses. In the same period of 2000, LP repaid $3.6 million.

LP expects to be able to meet its cash requirements through cash from operations, existing cash balances, existing credit facilities and access to the capital markets.  Cash and cash equivalents totaled $27.4 million at March 31, 2001 compared to $38.1 million at December 31, 2000.  LP has a $300 million revolving credit facility under which $115.1 million was outstanding at March 31, 2001. This facility is available until January 2002, subject to covenant restrictions discussed below. LP is currently in the process of renewing this facility. Although LP intends to renew this facility, at March 31, 2001 outstanding borrowings under this facility were classified as current liabilities pending such renewal. LP also has a $50 million (Canadian) revolving credit facility under which $9.6 million in borrowings were outstanding at March 31, 2001. This facility is available until May 2001, subject to the covenant ratios discussed below. LP is currently in the process of renewing this facility.  Borrowings under these two credit facilities are limited by a covenant that restricts the ratio of LP’s funded debt to capital ratio (as those terms are defined in the relevant agreements) to a maximum of .55 to 1.

Significant changes in LP’s balance sheet, net of assets transferred in connection with the sale of a controlling interest in the Samoa California pulp mill, from December 31, 2000 to March 31, 2001, include increases of $35.7 million in accounts receivable and decreases of $55.9 million in inventories, $30.1 in income tax receivables and $42.5 million in accounts payable and accrued liabilities.  The increase in accounts receivable is due to seasonal fluctuations in operations.  The decrease in income tax receivables is due to refunds received for 2000 net operating losses.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $159.9 million at March 31, 2001, of which $35 million is estimated to be payable within one year.  As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates.  The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Litigation-related payments totaled $1.9 million for the first three months of 2001.

Stock Repurchase Plan

As of March 31, 2001, LP had reacquired a total of approximately 7.9 million shares for $125 million under an authorization to reacquire up to 20 million shares from time to time in the open market. No shares were reacquired under the authorization in the first quarter of 2001. LP had approximately 104 million shares outstanding at March 31, 2001.

Dividend

On May 7, 2001, LP announced that its Board of Directors has reduced the quarterly dividend to $0.05 a share from $0.14 paid in the first quarter of 2001.  The dividend will be paid on June 1, 2001 to shareholders of record on May 17, 2001.

LP’s Board of Directors indicated that, despite some recent improvement, product prices have been at near-record lows since their rapid decline starting in the second quarter of 2000.  The board’s action to reduce the dividend, which brings the rate more in line with competitive practices, was based on a variety of factors including market conditions, an uncertain economy and a desire to increase the company’s financial flexibility.  The dividend reduction will save the company about $38 million per year.

Assets Held for Sale

LP is seeking to sell its Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement that currently expires in December 2001. LP believes it has adequate support for the carrying value of the affected assets. However upon the sale, it is possible that LP will be required to record an additional impairment charge based upon actual sales price.

Due to the current market slowdown, LP is currently reviewing several mills for additional possible impairments. LP currently believes it has adequate support for the carrying value of each of these mills based upon the current demand and pricing assumptions. However, should the markets for the company’s products to deteriorate From March 31, 2001 levels, it is possible that LP will be required to record further impairment charges.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of LP's outstanding debt bears interest at variable rates. Accordingly, LP's interest expense can fluctuate based upon changes in prevailing interest rates. See Note 4 of the Notes to financial statements included in Item 8 of LP's annual report on Form 10-K for the year ended December 31, 2000 for additional information regarding LP's variable rate debt and corresponding interest rates.

LP's international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar.   Although LP has entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of its indebtedness, LP historically has not entered into material currency rate hedges with respect to its exposure from operations (although it may do so in the future). See Notes 4 and 10 of the Notes to financial statements included in Item 8 of LP's annual report on Form 10-K for the year ended December 31, 2000 for a discussion of LP’s foreign exchange contracts and geographic segment information, respectively.

LP historically has not entered into material commodity futures and swaps, although it may do so in the future.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES

	Three Months Ended
	March 31,
	2001	2000

Oriented strand board, million square feet 3/8" basis	1,367	1,395

Softwood plywood, million square feet 3/8" basis	207	268

Lumber, million board feet	229	264

Wood-based siding, million square feet 3/8" basis	154	169

Industrial panel products (particleboard, medium density fiberboard and hardboard), million square feet 3/4" basis	131	173

Engineered I-Joist, million lineal feet	14	24

Laminated veneer lumber (LVL), thousand cubic feet	1,700	2,150

Pulp, thousand short tons	51	99

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

	OSB	Plywood	Lumber	Particleboard
	N. Central 7/16" Basis 24/16 Span Rating	Southern Pine ½" Basis Cdx 3-Ply	Framing Lumber Composite Prices	Inland Industrial ¾" Basis
Annual Average
1993	$236	$282	$394	$258
1994	265	302	405	295
1995	245	303	337	290
1996	184	258	398	276
1997	142	265	417	262
1998	205	284	349	259
1999	260	326	401	273
2000 1st Qtr. Avg.	261	284	384	291
2000 4th Qtr. Avg.	153	244	277	264
2001 1st Qtr. Avg.	132	242	284	257

Source:  Random Lengths

PART II -OTHER INFORMATION

Item 1.    Legal Proceedings.

Certain environmental matters and legal proceedings involving LP are discussed below. Additional environmental matters and legal proceedings involving LP are discussed in Item 7, Legal Proceedings, in LP’s annual report on Form 10K for the year ended December 31, 2000.

Environmental Matters

LP is involved in a number of environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes.  Based on the information currently available, management believes that any fines, penalties or other costs or losses in excess of amounts currently accrued resulting from these matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

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

In June 1996, the U.S. District Court for the District of Oregon approved a settlement between LP and a nationwide class composed of all persons who own, have owned, or acquire property on which LP's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below.  Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third–party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding.  Class members who previously submitted or resolved claims under any other warranty or claims program of LP may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol.  Settlement payments are not subject to adjustment for improper maintenance or installation.

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

The settlement requires LP to contribute $275 million to the settlement fund.  Approximately $272 million of that obligation had been satisfied at March 31, 2001 through cash payments of approximately $261 million on a discounted basis.  LP’s remaining mandatory contributions to the settlement fund are due in June 2001 (approximately $1 million) and June 2002 (approximately $2 million).  In addition to its mandatory contributions, at March 31, 2001, LP had paid, on a discounted basis, approximately $97 million of its two $50 million funding options, at a cost to LP of approximately $66 million.  LP was entitled to pay its mandatory and optional contributions to the settlement fund on a discounted basis as a result of early payments pursuant to a court-approved early payment program.

At March 31, 2001, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and LP's remaining mandatory contributions to the settlement fund by approximately $101 million.  Approximately 2,100 new claims were filed during the first quarter of 2001.

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

If LP makes all contributions to the original settlement fund required under the settlement agreement, including all additional optional contributions as specified above, class members will be deemed to have released LP from all claims for damaged OSB siding, except for claims arising under their existing 25–year limited warranty after termination of the settlement agreement.  The settlement agreement does not cover consequential damages resulting from damage to OSB Inner–Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims.  In addition to payments to the settlement fund, LP was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs.

A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995.  Under the settlement, LP has established a claims procedure pursuant to which members of the settlement class may report problems with LP's OSB siding and have their properties inspected by an independent adjuster, who will measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage.  The maximum payment for damaged siding is $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old.  LP has agreed that the deduction from the payment to a member of the Florida class will be not greater than the deduction computed for a similar claimant under the national settlement agreement described above.  The period during which class members were entitled to make claims ended October 4, 2000.  On March 31, 2001, there were less than 100 inspections remaining in the Florida class action.  The total number of claims settled was 27,000 and totaled $75.5 million.

Throughout the period the National and Florida Settlements have been in effect, LP has recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the National and Florida Settlements and the various remedies available to LP makes the process of estimating these accruals difficult.  LP expects to complete payments to Florida claimants during 2001 within its established reserves. In connection with the National Settlement, the liability recorded at March 31, 2001 represents management’s best estimate of the future liability related to the siding claims based upon the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

Other Proceedings

LP and its subsidiaries are parties to other legal proceedings.  Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

Contingency Reserves

LP maintains reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts that could cause actual costs to vary materially from current estimates. Due to various uncertainties, LP cannot predict to what degree actual payments (including payments under the OSB siding litigation settlements or any alternative strategies adopted by LP with respect to OSB siding claims) will materially exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

For information regarding LP’s financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 8 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data, in LP's annual report on Form 10-K for the year ended December 31, 2000.

Item 6.    Exhibits and Reports on Form 8-K.

             (a)         Exhibits

Exhibit 10.1	Executive Loan Program as amended and restated as of November 24, 2000.

Exhibit 10.2	Credit Agreement dated November 21, 2000 by and among Louisiana-Pacific Corporation, Bank of America, N.A., Wachovia Bank, N.A. and Banc of America Securities, LLC.

Exhibit 10.3	Waiver and Second Amendment to the Credit Agreement dated February 16, 2001 by and among Louisiana-Pacific Corporation, Louisiana-Pacific Canada Pulp Co., and Bank of America, N.A.

Exhibit 10.4	Form of Award of the 1997 Incentive Stock Award Plan.

             (b)        Reports on Form 8-K
                                        None

SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: May 9, 2001	By: /s/ Mark A. Suwyn
Mark A. Suwyn
Chairman and Chief Executive Officer

Date: May 9, 2001	By: /s/ Curtis M. Stevens
Curtis M. Stevens
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	Executive Loan Program as amended and restated as of November 24, 2000.

Exhibit 10.2	Credit Agreement dated November 21, 2000 by and among Louisiana-Pacific Corporation, Bank of America, N.A., Wachovia Bank, N.A. and Banc of America Securities, LLC.

Exhibit 10.3	Waiver and Second Amendment to the Credit Agreement dated February 16, 2001 by and among Louisiana-Pacific Corporation, Louisiana-Pacific Canada Pulp Co., and Bank of America, N.A.

Exhibit 10.4	Form of Award of the 1997 Incentive Stock Award Plan.