Form 10-Q
period 2001-06-30
LOUISIANA PACIFIC CORP
filed 2001-08-14
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2001

Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	93-0609074 (IRS Employer Identification No.)

805 SW Broadway, Suite 1200, Portland, Oregon 97205-3303
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (503) 821-5100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,437,911 shares of Common Stock, $1 par value, outstanding as of August 12, 2001.

ABOUT FORWARD-LOOKING STATEMENTS

    Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by Louisiana-Pacific Corporation ("LP") with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, the management of LP.

    The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by or that include words like "may," "will," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "potential," "continue" or "future" or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings and the adequacy of reserves for loss contingencies.

    Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

  •
  changes in general economic conditions;

  •
  changes in the cost and availability of capital;

  •
  changes in the level of home construction activity;

  •
  changes in competitive conditions and prices for our products;

  •
  changes in the relationship between supply of and demand for building products, including the effects of industry-wide increases in manufacturing capacity;

  •
  changes in the relationship between supply of and demand for the raw materials, including wood fiber and resins, used in manufacturing our products;

  •
  changes in other significant operating expenses;

  •
  changes in exchange rates between the U.S. dollar and other currencies particularly the Canadian dollar;

  •
  changes in general and industry-specific environmental laws and regulations;

  •
  unforeseen environmental liabilities or expenditures;

  •
  the resolution of product-related litigation and other legal proceedings; and

  •
  acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond our control.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$649.8	$831.5	$1,208.3	$1,661.2

Operating costs and expenses:
Cost of sales	540.7	625.4	1,089.9	1,230.6
Depreciation, amortization and depletion	46.7	59.3	95.8	120.6
Selling and administrative	48.7	61.5	92.3	119.8
Unusual credits and charges, net	2.0	38.0	14.2	36.4
Loss related to assets and liabilities transferred under contractual arrangement	7.9	—	12.4	—

Total operating costs and expenses	646.0	784.2	1,304.6	1,507.4

Income (loss) from operations	3.8	47.3	(96.3)	153.8

Non-operating income (expense):
Interest expense	(21.3)	(18.5)	(44.6)	(35.6)
Interest income	7.7	9.7	15.9	18.4
Foreign exchange gains (losses)	(3.8)	(.8)	(1.7)	(2.2)

Total non-operating income (expense)	(17.4)	(9.6)	(30.4)	(19.4)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	(13.6)	37.7	(126.7)	134.4
Provision (benefit) for income taxes	(3.0)	16.2	(25.4)	54.7
Minority interest in net income (loss) of consolidated subsidiaries	(1.3)	0.5	(2.6)	1.0
Equity in (income) loss of unconsolidated affiliate	0.4	—	0.4	—

Net income (loss)	$(9.7)	$21.0	$(99.1)	$78.7

Net income (loss) per share—basic and diluted	$(0.09)	$0.20	$(0.95)	$0.76

Average shares outstanding
Basic	104.4	104.0	104.4	104.0

Diluted	104.4	104.2	104.4	104.2

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2001	Dec. 31, 2000
ASSETS
Cash and cash equivalents	$55.7	$38.1
Accounts receivable, net	168.5	129.6
Inventories	222.6	327.5
Prepaid expenses	18.9	22.8
Income taxes receivable	61.7	91.5
Deferred income taxes	44.6	44.6

Total current assets	572.0	654.1
Timber and timberlands	571.9	590.6
Property, plant and equipment	2,415.2	2,562.8
Accumulated depreciation	(1,207.5)	(1,254.0)

Net property, plant and equipment	1,207.7	1,308.8
Goodwill, net of amortization	311.8	326.3
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	58.6	—
Other assets	83.5	91.1

Total assets	$3,209.3	$3,374.7

LIABILITIES AND EQUITY
Current portion of long-term debt and short term borrowings	$106.0	$39.4
Accounts payable and accrued liabilities	293.5	303.8
Current portion of contingency reserves	25.0	35.0

Total current liabilities	424.5	378.2
Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long term debt	687.7	787.3

Total long-term debt, excluding current portion	1,084.2	1,183.8
Contingency reserves, excluding current portion	117.3	126.6
Liabilities transferred under contractual arrangement	24.9	—
Deferred income taxes and other	377.4	390.9
Commitments and contingencies
Stockholders' equity:
Common stock	117.0	117.0
Additional paid-in capital	441.3	440.2
Retained earnings	885.1	1,004.3
Treasury stock	(233.2)	(235.1)
Accumulated comprehensive loss	(29.2)	(31.2)

Total stockholders' equity	1,181.0	1,295.2

Total liabilities and equity	$3,209.3	$3,374.7

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(99.1)	$78.7
Depreciation, amortization and depletion	95.8	120.6
Unusual credits and charges, net	14.2	54.2
Cash settlements of contingencies	(21.5)	(123.6)
Loss on assets and liabilities transferred under contractual obligation	12.4	—
Other adjustments	(3.4)	12.8
Decrease (increase) in certain working capital components and deferred taxes	75.9	(75.1)

Net cash provided by operating activities	74.3	67.6
Cash flows from investing activities:
Capital spending	(33.7)	(98.0)
Business asset purchases	—	(54.7)
Proceeds from assets sales and transfers	40.7	10.2
Other investing activities, net	(0.6)	.2

Net cash provided by (used in) investing activities	6.4	(142.3)
Cash flows from financing activities:
New borrowings, including net increase (decrease) in revolving borrowings	(31.9)	120.0
Repayment of long-term debt	(1.1)	(7.7)
Cash dividends	(20.1)	(29.1)
Increase in receivables from assets and liabilities transferred under contractual obligation	(10.8)	—
Purchase of treasury stock	(0.4)	(11.2)
Other financing activities	1.2	4.8

Net cash provided (used) in financing activities	(63.1)	76.8
Net increase in cash and cash equivalents	17.6	2.1
Cash and cash equivalents at beginning of period	38.1	116.0

Cash and cash equivalents at end of period	$55.7	$118.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
(Shares in millions)
Average shares outstanding used to determine basic net income per common share	104.4	104.0	104.4	104.0
Dilutive effects of stock options granted and ESPP shares	—	0.2	—	.02

Average shares outstanding used to determine fully diluted net income per common share	104.4	104.2	104.4	104.2

    4.  The preparation of interim financial statements requires the estimation of LP's effective income tax rate based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly. Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) for the year be applied to year-to-date income or loss at the end of each quarter. Any resulting adjustment related to prior periods must be applied against the current quarter. For the quarter ended June 30, 2001, LP's effective tax benefit rate was 22% as compared to a provision rate of 43% in the second quarter of 2000. For the six-month period ended June 30, 2001, LP's effective tax benefit rate was 20% as compared to a provision rate of 42% in the first six months of 2000.

    5.  The preparation of interim financial statements requires the estimation of LP's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

    6.  During first quarter 2001, LP sold a controlling interest in Samoa Pacific Cellulose LLC (SPC), a company that owns a pulp mill and related assets in Samoa, California, for approximately book value. In this transaction, LP received approximately $22 million in cash and promissory notes of SPC valued at $29 million, and retained preferred stock of SPC valued at approximately $9 million. The preferred stock is pledged as collateral for SPC's senior borrowing. The term of the promissory notes is longer than five years. Additionally, LP has agreed to provide to SPC a $15 million credit facility secured by working capital. At June 30, 2001, the balance on the credit facility was $10.8 million.

    Due to its continuing financial interest in SPC, LP did not record the transaction as a sale. Instead, in compliance with Staff Accounting Bulletin No. 30—Accounting For Divestiture Of A Subsidiary Or Other Business Operation, LP has recorded the assets and the liabilities of SPC on LP's balance sheet under the captions "Assets transferred under contractual arrangement" and "Liabilities transferred under contractual arrangement." For any fiscal quarter in which SPC incurs losses, LP will record a valuation allowance against its net remaining investment. If SPC is profitable in subsequent quarters of the same fiscal year, LP will reverse the valuation allowance up to the amount of the valuation allowance that was previously recorded in such fiscal year. The valuation allowance for the first six months of 2001 is reflected on the income statement under the caption "Loss related to assets and liabilities transferred under contractual arrangement."

    7.  Components of comprehensive income (loss) for the periods include:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)
	2001	2000	2001	2000
Net income (loss)	$(9.7)	$21.0	$(99.1)	$78.7
Currency translation adjustment	.5	(3.3)	0.9	(8.2)
Pension minimum liability adjustment	—	12.2	—	12.2
Other	—	0.1	—	0.1

Total comprehensive income (loss)	$(9.2)	$30.2	$(98.2)	$82.8

    8.  The selected segment data set forth in Item 2 "Management's Discussion and Analysis and Results of Operations" of this report is incorporated herein by reference.

    9.  LP adopted Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. The adoption of this standard did not have a material impact on the financial statements of LP.

    10. The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

    11. Investments in 50% owned joint ventures are accounted for under the equity method.

    12. In June 2001, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS 142 will be effective for LP beginning January 1, 2002. Management is currently evaluating the impact of this statement. LP's current goodwill amortization is approximately $7 million per quarter.

    13. From time to time, LP enters into futures contracts to purchase commodities, such as electricity, to facilitate the operation of the Company's facilities while attempting to minimize the price risk. The estimated fair value of these contracts is based upon quoted market prices. If delivery is not assured, LP recognizes realized and unrealized gains and losses on these contracts in the period in which the fair value change occurs. As of June 30, 2001, LP had a futures contract to purchase electricity over the next 7 years in certain Western states mills for a net present value of $9.7 million. The fair value of this contract, based upon quoted market prices was $8.2 million. Reflected in the operating results of LP is a loss of $1.5 million related to this contract.

    14. On August 13 2001, LP completed a public offering of $200 million of senior subordinated notes maturing in 2008 at a coupon rate of 10.875 percent. The net proceeds of the note offering will be used to reduce the company's existing $170 million term loan due in 2003 and to reduce borrowings outstanding under the Company's existing $300 million revolving credit facility.

Item 2.  Management's Discussion and Analysis and Results of Operations.

    LP's net loss for the second quarter of 2001 was $9.7 million, or $0.09 per diluted share, on sales of $649.8 million, compared to second quarter 2000 net income of $21.0 million, or $0.20 per diluted share, on sales of $831.5 million. Excluding unusual charges of $2 million ($1.1 million after tax, or $0.01 per diluted share), the loss for the second quarter of 2001 was $8.6 million, or $0.08 per diluted share, compared to second quarter 2000 income excluding unusual items of $43.7 million, or $0.42 per diluted share.

    LP's net loss for the six months ended June 30, 2001was $99.1 million, or $0.95 per diluted share, on sales of $1.2 billion, compared to the six month period ended June 30, 2000 net income of $78.7 million, or $0.76 per diluted share, on sales of $1.7 billion. Excluding unusual charges of $14.2 million ($8.5 million after tax, or $0.08 per diluted share), the loss for the six month period was $90.6 million, or $0.87 per diluted share, compared to the comparable period in 2000 income excluding unusual items of $100.5 million, or $0.96 per diluted share.

    Reduced demand for many building products and the slowing economy factored negatively into the results for the quarter and six months ended June 30, 2001 as compared to comparable periods in 2000. This softening demand resulted in reduced market prices for structural products (oriented strand board (OSB), plywood and lumber). Additionally, the pulp market has deteriorated significantly from the first six month of 2000 both in terms of pricing and demand.

    LP operates in five segments: structural products; exterior products; industrial panel products; other products; and pulp. Structural products is the most significant segment, accounting for more than 60% of sales during the first six months of both 2001 and 2000. LP's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

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

    Demand for the majority of LP's products is subject to cyclical fluctuations over which LP has no control. The level of residential construction activity, which is subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors, heavily influences the demand for LP's building products. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on LP's results of operations.

Selected Segment Data

	Three Months Ended June 30			Six Months Ended June 30,
	2001	2000	% change	2001	2000	% change
Net sales:
Structural products	$407.9	$508.2	(20)	$752.2	$1,040.2	(28)
Exterior products	111.9	99.9	12	181.5	170.4	7
Industrial panel products	51.5	75.9	(32)	104.7	157.3	(33)
Other products	68.6	106.4	(36)	127.1	209.1	(39)
Pulp	9.9	41.1	(76)	42.8	84.2	(49)

	$649.8	$831.5	(22)	$1,208.3	$1,661.2	(27)

Operating profit (loss):
Structural products	$34.5	$88.4	(61)	$3.6	$202.4	(98)
Exterior products	11.3	13.9	(19)	7.0	22.0	(68)
Industrial panel products	(3.6)	3.3	(209)	(10.5)	5.9	(278)
Other products	(1.3)	(0.9)	(44)	(3.4)	(0.1)	NM
Pulp	(6.3)	5.9	(207)	(19.1)	10.3	(285)
Unusual credits and charges, net	(2.0)	(38.0)	95	(14.2)	(36.4)	61
Loss from assets and liabilities transferred under contractual arrangement	(7.9)	—	—	(12.4)	—	—
General corporate and other expenses, net	(24.6)	(26.1)	6	(49.1)	(52.5)	7
Interest expense, net	(13.7)	(8.8)	(56)	(28.6)	(17.2)	(66)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliates	$(13.6)	$37.7	(136)	$(126.7)	$134.4	(194)

Structural Products

    The structural products segment consists of North American OSB, plywood, lumber and engineered wood products (EWP). This segment also includes timberlands. The decline in sales for the second quarter of 2001 compared to the second quarter of 2000 was primarily due to lower OSB, plywood and lumber prices compounded by lower sales volumes in lumber and plywood.

    The most significant product in this segment is OSB. Average prices (net of freight) were approximately 38% lower this quarter compared to the same quarter in 2000 and 27% lower for the six month period ended June 30, 2001 compared to the same period in 2000. Lower prices reflect overcapacity in OSB products versus demand. LP's sales volume in the quarter increased about 5% compared to the same quarter last year and was flat for the six-month period. The increase in volume was due to improved operating efficiencies. Partially offsetting the reduced commodity pricing were lower production costs due to improved operating efficiencies and declines in wood fiber cost.

    Plywood prices increased approximately 2% for the second quarter 2001 as compared to the second quarter 2000 with sales volume declining about 18%, primarily due to mill closures by LP in the latter half of 2000. For the first six months of 2001, plywood prices declined about 7% as compared to the first six months of 2000 with sales volume declining 15%. LP has focused two of its remaining plywood mills on veneer production for laminated veneer lumber (LVL) helping to reduce the impact of the volatility in plywood pricing and to increase operational efficiencies at the mills.

    Lumber prices and volumes in the second quarter of 2001 were flat compared to the second quarter of 2000. For the six-month period ended June 30, 2001, lumber prices declined 14% as compared to the same period in 2000 with sales volumes declining about 8%. For both the quarter and the six-month period, LP realized significant reductions in raw material costs and improved log recoveries.

    Engineered wood products showed an increase in profits in the second quarter of 2001 compared to second quarter 2000 and for the six-month period. These increases were driven by reductions in raw material prices and improvements in operating efficiencies. Prices for the quarter were approximately 7% lower for I-joist and 8% lower for LVL. For the six-month period, prices were 6% lower for I-joist and 7% lower for LVL. Pricing pressure on these products is due to increased industry capacity and lower dimensional lumber pricing. Volumes for the quarter were approximately 7% higher for I-joist and 13% higher for LVL. For the six-month period, volumes were 7% higher for I-joist and flat for LVL. Volume increases for these products is primarily due to increased market penetration.

    Overall, compared to second quarter and the six-month period end June 30, 2000, the primary factor in the decreased profitability in this segment was the low sales prices discussed above. Offsetting these lower prices, were improvements in operating efficiencies and lower wood costs. Overall, log cost and other raw materials associated with these products declined by 5% for the quarter.

Exterior Products

    The exterior product segment consists of siding, both wood composite and vinyl and related accessories, specialty OSB and composite decking. Sales of siding products and specialty OSB showed an increase in volume of 12% for the quarter and 7% for the six-month period as compared to the comparable periods in 2000 with pricing declining 3% for the comparable quarter and 2% for the six-month period. The increase in volume was primarily due to the shutdown of a key competitor in hardboard siding. The decline in pricing is primarily due to the impact of specialty OSB products that are closely related to commodity pricing. For composite decking, sales volume increased significantly due to start up of the facilities in the comparable period of 2000. Profitability of this segment declined for both the quarter and the six month period compared to the prior year due to lower pricing for those specialty OSB products that are closely related to commodity pricing and losses associated with the up front costs incurred to launch WeatherBest, a composite decking product.

Industrial Panel Products

    The industrial panels segment consists of particleboard, medium density fiberboard (MDF), hardboard and decorative panels. For particleboard, sales prices declined about 12% for the quarter and the six-month period ended June 30, 2001 as compared to the comparable periods in 2000 with sales volumes remaining flat. For MDF, volumes declined over 75% for both the quarter ended June 30, 2001 and the six-month period as compared to the prior year while sales prices increased 22% and 15% for the same periods. The significant decline in MDF volume was due to plant closures, fiber supply shortages increased competition from off shore suppliers. Hardboard volumes declined 17% for both the quarter and the six-month period ended June 30, 2001 as compared to the comparable periods in the prior year with sales prices remaining relatively flat. This decline in volume was due to reduced demand due to product substitution. Overall, compared to second quarter and the six-month period end June 30, 2000, the primary factor in the decreased profitability in this segment was the lower volumes in MDF, higher energy costs and significant increases in wood fiber cost.

Other Products

    The other products segment includes plastic molding products, distribution and wholesale operations, wood chips, OSB operations in Ireland and Chile, and other products. In the second quarter and six month period of 2001, sales for this segment declined significantly compared to the second quarter of 2000, primarily due to the contribution of the assets of Greenstone, LP's cellulose insulation subsidiary, to a non-consolidated joint venture. LP's share of the income or loss of this business subsequent to its contribution to the joint venture is included on LP's income statement under the caption, "Equity in earnings of unconsolidated affiliate." Additional declines in sales and operating profits in this segment were primarily related to weaker commodity pricing in the distribution business and the Ireland OSB operation.

Pulp

    Pulp segment sales and operating profits for the second quarter of 2001 declined significantly from the second quarter of 2000. Sales prices decreased about 36% and sales volumes decreased approximately 65%. For the six-month period ended June 30, 2001 as compared to the comparable period in the prior year, sales prices declined 22% and volumes declined 50%. The decline in pricing is due to reduced demand for pulp in the worldwide market. Volumes declined largely due to the transfer in mid-February of a controlling interest in pulp facilities in Samoa, California as described in Note 6 to the financial statements included in this report. In addition to impact of pricing and volume on profitability, higher costs for energy negatively impacted the operating profits of this segment. See "Assets Held for Sale" below for additional information related to the pulp segment.

Unusual Credits and Charges, Net

    Information regarding unusual credits and charges recorded in the three months and six months ended June 30 is set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)
	2001	2000	2001	2000
Additions to contingency reserves	$—	$—	$(2.0)	$—
Long-lived asset impairment charges	—	(44.1)	(10.2)	(44.1)
Mark to market adjustment on interest rate hedge	—	(6.5)	—	(6.5)
Write off of equity investment	(2.0)	—	(2.0)	—
Gain on insurance recovery	—	12.6	—	17.7

Total unusual credits and charges, net	$(2.0)	$(38.0)	$(14.2)	$(36.4)

    In the second quarter of 2001, LP recorded a $2.0 million ($1.1 million after taxes, or $0.01 per diluted share) impairment charge of an equity investment.

    For the six months ended June 30, 2001, in addition to the item mentioned above, LP recorded a net charge of $10.2 million ($6.2 million after taxes, or $.06 per diluted share) associated with impairment charges related to equipment at three former manufacturing sites. The additional impairment charges resulted from changes in the planned method of disposal of the equipment. The remaining book value and operating results associated with this equipment are not material to LP's financial statements. LP also recorded a net loss of $2 million ($1.2 million after taxes, or $.01 per diluted share) for additional reserves for non-product litigation.

    In the second quarter of 2000, LP recorded a net charge of $38 million ($22.7 million after taxes, or $.21 per diluted share) primarily related to an impairment charge to reduce the carrying value of the Samoa pulp mill to its estimated net realizable value, an impairment charge at an MDF facility, a mark to market charge on an interest rate hedge and a gain on an insurance recovery for siding related matters.

    For the six months ended June 30, 2000, in addition to the items mentioned above, LP recorded a $5.0 million ($3.1 million after taxes, or $0.03 per diluted share) gain on an insurance recovery for siding related matters and an impairment charge of $3.4 million ($2.1 million after taxes, or $0.02 per diluted share) to reduce the carrying value of a manufacturing facility to its estimated net realizable value.

General Corporate and Other Expense

    For the second quarter, general corporate and other expenses declined 6% from the same period in 2000 and declined 7% for the six month period ended June 30, 2001 as compared to the same period in 2000. This decline is due to corporate restructuring that occurred in the third and fourth quarters of 2000 as well as an increasing focus on cost containment.

Interest Income (Expense)

    Interest expense increased in the second quarter of 2001 and for the six months ended June 30, 2001 compared to the same periods in the prior year as a result of increased borrowings to fund cash used in operating and financing activities.

Legal and Environmental Matters

    For a discussion of legal and environmental matters involving LP and the potential impact thereof on LP financial position, results of operations and cash flows, see Item 7 in LP's annual report on Form 10-K for the year ended December 31, 2000 and Item 1, Legal Proceedings, in Part II of this report.

OSB Siding Litigation Update

    The following discussion updates should be read in conjunction with the discussion of LP's OSB siding litigation set forth in Item 7 of LP's annual report on Form 10-K for the year ended December 31, 2000, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal Matters."

    During the second quarter of 2001, claimants continued to file claims under the National Settlement. The claim filing period associated with the Florida Settlement ended October 4, 2000 and, as a result, no new claims under the Florida settlement were accepted after that date. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

    As of June 30, 2001, (i) approximately 306,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 302,000 at March 31, 2001 and 299,000 at December 31, 2000, and (ii) approximately 197,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 194,000 at March 31, 2001 and 192,000 at December 2000. The average payment amount for settled claims as of June 30, 2001, March 31, 2001 and December 31, 2000 was approximately $3,700, $3,700 and $3,800, respectively. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund, the average payment amount for settled claims as of June 30, 2001 and March 31, 2001 was $5,100. The total number of completed claim forms pending (not settled) as of June 30, 2001 was approximately 24,000 (approximately 22,000 at March 31, 2000 and approximately 21,000 at December 31, 2000) with approximately 139,000 claims settled (approximately 138,000 at March 31, 2000 and 137,000 at December 31, 2000) and approximately 34,000 claims dismissed (approximately 34,000 at March 31, 2000 and 34,000 at December 31, 2000). Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

Financial Position, Liquidity and Capital Resources

    Net cash provided by operations was $74.3 million in the first six months of 2001 compared to $67.6 million in the same period of 2000. The increase in cash provided by operations resulted primarily from reduced working capital and the reduction in cash settlements of contingencies compared to the prior year. During the second quarter of 2000, LP paid $113 million on the Second Settlement Fund associated with the OSB siding matter as discussed in "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

    Net cash provided by investing activities was $6.4 million in the first six months of 2001 compared to net cash used by investing activities of $142.3 million in the comparable period of 2000. LP received approximately $22 million from the sale of a controlling interest in pulp facilities in Samoa, California and another $18.2 million from sales of other assets. Capital expenditures for property, plant, equipment and timber declined in the first six months of 2001 compared to the same period in 2000, primarily due to management's focus on limiting cash outflows during the current economic slow down. Capital expenditures during the first six months of 2001 were primarily for completion of the Chilean OSB mill and necessary operating capital. LP estimates that for the full year ending December 31, 2001, it will make capital expenditures of approximately $80 million associated with necessary capital projects and high-return capital projects.

    In the six month period ended June 30, 2001, LP repaid $33.0 million in borrowings. In the same period of 2000, LP borrowed $120 million and repaid $7.7 million.

    LP expects that it will be able to meet the cash requirements of the existing operations through cash generated from operations, existing cash balances, existing credit facilities and the recently completed public bond offering. Cash and cash equivalents totaled $55.7 million at June 30, 2001 compared to $38.1 million at December 31, 2000. LP has a $300 million revolving credit facility under which $66.8 million was outstanding at June 30, 2001. This facility is available until January 2002, subject to covenant restrictions discussed below. Although LP intends to renew this facility, at June 30, 2001 outstanding borrowings under this facility were classified as current liabilities pending such renewal. LP also has a $25 million (Canadian) revolving credit facility under which no borrowings were outstanding at June 30, 2001. This facility is available until August 2001, subject to the covenant ratios discussed below. Borrowings under these two credit facilities are limited by a covenant that restricts the ratio of LP's funded debt to capital ratio (as those terms are defined in the relevant agreements) to a maximum of .55 to 1. On August 13, 2001, LP completed a public offering of $200 million of senior subordinated notes maturing in 2008 at a coupon rate of 10.875 percent. The net proceeds of the note offering will be used to reduce the company's existing $170 million term loan due in 2003 and to reduce borrowings outstanding under the Company's existing $300 million revolving credit facility. These notes contain certain covenants that are to be applied when the securities are rated below investment grade by both Rating Agencies. LP expects that interest expense will increase based upon the borrowing rate on the recently completed subordinated debt offering. The company is also pursuing a new $200 million three year bank revolving credit facility. LP anticipates that some of its timberlands in Texas as well as a portion of the stock of certain of its subsidiaries will secure the new credit facility. In addition, LP is seeking to arrange a three-year, $125 million trade receivable financing, which will further enhance the company's liquidity. The company anticipates that this facility will be in place by the end of the third quarter.

    Significant changes in LP's balance sheet, net of assets transferred in connection with the sale of a controlling interest in the Samoa California pulp mill, from December 31, 2000 to June 30, 2001, include an increase of $36.2 million in accounts receivable due to seasonal variations and decreases of $85.6 million in inventories due to working capital management and $29.8 in income taxes receivable. The decrease in income taxes receivable is due to refunds received for 2000 net operating losses.

    Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $142.3 million at June 30, 2001, of which $25 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency related payments totaled $21.5 million for the first six months of 2001.

Stock Repurchase Plan

    As of June 30, 2001, LP had reacquired a total of approximately 7.9 million shares for $125 million under an authorization to reacquire up to 20 million shares from time to time in the open market. No shares were reacquired under the authorization in the first six months of 2001. LP had approximately 104 million shares outstanding at June 30, 2001.

Dividend

    On May 7, 2001, LP announced that its Board of Directors has reduced the quarterly dividend to $0.05 a share from $0.14 per share paid in the first quarter of 2001. LP's Board of Directors indicated that, despite some recent improvement, product prices have been at near-record lows since their rapid decline starting in the second quarter of 2000. The board's action to reduce the dividend, which brings the rate more in line with competitive practices, was based on a variety of factors including market conditions, an uncertain economy and a desire to increase the company's financial flexibility. The dividend reduction is expected to result in an annual cash savings of approximately $38 million.

Assets Held for Sale

    LP is seeking to sell its Chetwynd, British Columbia pulp mill, which is presently managed by an unrelated party pursuant to a management agreement that currently expires in December 2001. LP believes it has adequate support for the carrying value of the Chetwynd assets. However upon the sale, it is possible that LP will be required to record an additional impairment charge based upon actual sales price. With the current market conditions, this mill is currently on a temporary shut down. The book value of this mill at June 30, 2001 is approximately $41 million.

    Due to the current market slowdown, LP is currently reviewing several mills for potential impairments. LP currently believes it has adequate support for the carrying value of each of these mills based upon the current demand and pricing assumptions. However, should the markets for the company's products deteriorate from June 30, 2001 levels, it is possible that LP will be required to record further impairment charges.

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

    LP's international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. LP has entered into foreign exchange contracts to address a portion of the foreign currency rate risk associated with certain of its indebtedness. See Notes 4 and 10 of the Notes to financial statements included in Item 8 of LP's annual report on Form 10-K for the year ended December 31, 2000 for a discussion of LP's foreign exchange contracts and geographic segment information, respectively.

    LP historically has not entered into material product commodity futures and swaps, although it may do so in the future.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Oriented strand board (North America), million square feet 3/8" basis	1,361	1,357	2,729	2,752
Softwood plywood, million square feet 3/8" basis	194	260	401	528
Lumber, million board feet	243	255	471	519
Wood-based siding, million square feet 3/8" basis	193	177	348	346
Industrial panel products (particleboard, medium density fiberboard and hardboard), million square feet 3/4" basis	134	161	266	334
Engineered I-Joist, million lineal feet	23	20	37	44
Laminated veneer lumber (LVL), thousand cubic feet	2,079	2,177	3,773	4,327
Pulp, thousand short tons	11	89	62	188

INDUSTRY PRODUCT TRENDS

    The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

	OSB		Lumber
		Plywood		Particleboard
	N. Central 7/16" Basis 24/16 Span Rating		Framing Lumber Composite Prices
		Southern Pine 1/2" Basis Cdx 3-Ply		Inland Industrial 3/4" Basis
Annual Average
1993	$236	$282	$394	$258
1994	265	302	405	295
1995	245	303	337	290
1996	184	258	398	276
1997	142	265	417	262
1998	205	284	349	259
1999	260	326	401	273
2000 1st Qtr. Avg.	261	284	384	291
2000 2nd Qtr. Avg.	237	274	337	299
2001 1st Qtr. Avg.	132	242	284	257
2001 2nd Qtr Avg.	191	303	366	260

Source: Random Lengths

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

    Certain environmental matters and legal proceedings involving LP are discussed below. Additional environmental matters and legal proceedings involving LP are discussed in Item 7, Legal Proceedings, in LP's annual report on Form 10-K for the year ended December 31, 2000.

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

    The settlement requires LP to contribute $275 million to the settlement fund. Approximately $273 million of that obligation had been satisfied at June 30, 2001 through cash payments of approximately $263 million on a discounted basis. LP's remaining mandatory contribution to the settlement fund, approximately $2 million, is due in June 2002. In addition to its mandatory contribution, at June 30, 2001, LP had paid, on a discounted basis, approximately $97 million of its two

$50 million optional contributions, at a cost to LP of approximately $66 million. LP was entitled to pay its mandatory and optional contributions to the settlement fund on a discounted basis as a result of early payments pursuant to a court-approved early payment program.

    At June 30, 2001, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and LP's remaining mandatory contributions to the settlement fund by approximately $108 million. Approximately 2,200 new claims were filed during the second quarter of 2001.

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

    A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. The period during which class members were entitled to make claims ended October 4, 2000. At June 30, 2001, there were fewer than 10 inspections remaining in the Florida class action. The total number of claims settled was 27,000 and totaled $76.3 million.

    Throughout the period the National and Florida Settlements have been in effect, LP has recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the National and Florida Settlements and the various remedies available to LP makes the process of estimating these accruals difficult. LP expects to complete payments to Florida claimants during 2001 within its established reserves. In connection with the National Settlement, the liability recorded at June 30, 2001 represents management's best estimate of the future liability related to the siding claims based upon information currently available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

ABT Hardboard Siding Matters

    On June 13, 2001, in exchange for a cash payment from Abitibi of $19 million, Louisiana-Pacific Canada, Ltd ("L-P Canada"), a wholly owned subsidiary of LP, agreed to accept an assignment of all of Abitibi's rights and obligations under the Settlement Agreement; and LP and L-P Canada agreed to indemnify and hold harmless Abitibi from any cost or liability arising from Abitibi's sale of hardboard siding in the United States. From the date of that agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the Cost Sharing Agreement, all of such rights, obligations and liabilities having been assigned to and accepted by L-P Canada. Cash payment by Abitibi was received in July 2001.

Nature Guard Cement Shakes Matters

    LP has been named in two putative class action proceedings in California in the following courts on the following dates: Superior Court of California, County of Stanislaus, on January 9, 2001 captioned Virgina L. Davis v. Louisiana-Pacific Corporation; and Superior Court of California, County of San Francisco, on July 30, 2001 captioned Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation. The actions were filed on behalf of a purported class of persons nationwide owning structures on which LP's Nature Guard Cement Shakes were installed as roofing. Plaintiffs generally allege product liability, negligence, breach of warranties, unfair business practices, false advertising, fraud, deceit and other theories related to alleged defects, and failure of such cement shakes as well as consequential damages to other components of the structures where the cement shakes were installed. Plaintiffs seek general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members

    LP has also been named as defendant in a putative class action filed in Superior Court for the State of Washington, Snohomish County, captioned Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation. The action was filed on behalf of a purported class of persons owning structures on which LP's Nature Guard Cement Shakes were installed as roofing. Plaintiffs generally allege nondisclosure, fraudulent concealment and violation of Washington's Consumer Protection Act arising from alleged product defects. Plaintiffs seek compensatory, exemplary and statutory damages; an junction against marketing or selling the product and a declaration that LP is financially responsible for the costs and expenses of repair and replacement of all roofs containing the product.

    LP no longer manufactures or sells cement shakes, but established and maintains a claims program for the Nature Guard shakes previously sold by it. LP believes that it has substantial defenses to the foregoing actions and intends to defend them vigorously. At the present time, LP cannot predict the potential financial impact of the above action.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders.

    LP held its Annual Meeting of Stockholders on May 1, 2001, at which the stockholders of LP voted on the following:

    The election of four Class III directors of L-P for terms expiring at the Annual Meeting of Stockholders in 2003 and a shareholder proposal relating to the composition of the compensation committee.

    The voting with respect to each of these matters was as follows:

1.
ELECTION OF DIRECTORS

	For	Withheld
William C. Brooks	86,994,748	3,925,315
Patrick F. McCartan	82,194,085	3,925,315
Lee C. Simpson	82,585,134	3,925,315
Colin D. Watson	86,683,226	3,925,315
2.
The stockholder proposal relating to the composition of the compensation committee

	FOR	AGAINST	ABSTAIN
SHARES	28,002,852	45,162,939	1,403,393

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

3.1	By-laws of LP, as amended on May 1, 2001
10.1	Standby Purchase and Note Support Agreement dated August 16, 1999, as amended as of July 18,2001
  (b)
  Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION
Date: August 14, 2001	By:	/s/ MARK A. SUWYN Mark A. Suwyn Chairman and Chief Executive Officer

Date: August 14, 2001	By:	/s/ CURTIS M. STEVENS Curtis M. Stevens Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

ABOUT FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES (AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)
Notes to Unaudited Consolidated Summary Financial Statements
Item 2. Management's Discussion and Analysis and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES SUMMARY OF PRODUCTION VOLUMES
INDUSTRY PRODUCT TRENDS
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Item 4. Submission Of Matters To A Vote Of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES