Form 10-Q
period 2001-09-30
LOUISIANA PACIFIC CORP
filed 2001-11-14
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,457,179 shares of Common Stock, $1 par value, outstanding as of November 9, 2001.

ABOUT FORWARD-LOOKING STATEMENTS

    Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by Louisiana-Pacific Corporation ("LP" or the "Company") with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, the management of LP.

    The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by or that include words like "may," "will," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "potential," "continue" or "future" or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, completion of financing transactions and the adequacy of reserves for loss contingencies.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2001	2000	2001	2000
Net sales	$635.5	$702.7	$1,843.8	$2,363.9

Operating costs and expenses:
Cost of sales	541.1	594.8	1,631.0	1,825.1
Depreciation, amortization and depletion	56.0	63.5	151.8	184.1
Selling and administrative	37.6	57.1	129.9	177.2
Other operating charges and credits, net	(1.0)	1.0	13.2	37.4
Loss related to assets and liabilities transferred under contractual arrangement	9.4	—	21.8	—

Total operating costs and expenses	643.1	716.4	1,947.7	2,223.8

Income (loss) from operations	(7.6)	(13.7)	(103.9)	140.1

Non-operating income (expense):
Interest expense	(24.2)	(22.6)	(68.8)	(58.2)
Interest income	8.6	10.0	24.5	28.4
Foreign exchange gains (losses)	1.6	(3.8)	(0.1)	(6.0)

Total non-operating income (expense)	(14.0)	(16.4)	(44.4)	(35.8)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	(21.6)	(30.1)	(148.3)	104.3
Provision (benefit) for income taxes	(19.1)	9.7	(44.5)	64.4
Minority interest in net income (loss) of consolidated subsidiaries	(1.3)	1.4	(3.9)	0.7
Equity in (income) loss of unconsolidated affiliate	0.4	0.3	0.8	1.4

Net income (loss)	$(1.6)	$(40.9)	$(100.7)	$37.8

Net income (loss) per share—basic and diluted	$(0.02)	$(0.39)	$(0.96)	$0.36

Average shares outstanding
Basic	104.4	104.1	104.4	104.1

Diluted	104.4	104.1	104.4	104.2

The accompanying notes are an integral part of these unaudited financial statements.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$88.3	$38.1
Accounts receivable, net	170.2	129.6
Inventories	217.3	327.5
Prepaid expenses	24.2	22.8
Income taxes receivable	39.2	91.5
Deferred income taxes	39.6	44.6

Total current assets	578.8	654.1
Timber and timberlands	563.2	590.6
Property, plant and equipment	2,413.3	2,562.8
Accumulated depreciation	(1,230.2)	(1,254.0)

Net property, plant and equipment	1,183.1	1,308.8
Goodwill, net of amortization	305.1	326.3
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	49.7	—
Other assets	85.2	91.1

Total assets	$3,168.9	$3,374.7

LIABILITIES AND EQUITY
Current portion of long-term debt and short term borrowings	$118.4	$39.4
Accounts payable and accrued liabilities	261.1	303.8
Current portion of contingency reserves	20.0	35.0

Total current liabilities	399.5	378.2
Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long term debt	686.2	787.3

Total long-term debt, excluding current portion	1,082.7	1,183.8
Contingency reserves, excluding current portion	131.0	126.6
Liabilities transferred under contractual arrangement	16.6	—
Deferred income taxes and other	364.9	390.9
Commitments and contingencies
Stockholders' equity:
Common stock	117.0	117.0
Additional paid-in capital	441.8	440.2
Retained earnings	878.4	1,004.3
Treasury stock	(233.2)	(235.1)
Accumulated comprehensive loss	(29.8)	(31.2)

Total stockholders' equity	1,174.2	1,295.2

Total liabilities and equity	$3,168.9	$3,374.7

The accompanying notes are an integral part of these unaudited financial statements.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Nine-months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(100.7)	$37.8
Depreciation, amortization and depletion	151.8	184.1
Other operating charges and credits, net	14.2	54.3
Cash settlements of contingencies	(30.1)	(141.1)
Cash receipts on contingencies	18.8	—
Loss on assets and liabilities transferred under contractual arrangement	21.8	—
Other adjustments	(13.9)	17.4
Decrease (increase) in certain working capital components and deferred taxes	59.4	(67.5)

Net cash provided by operating activities	121.3	85.0

Cash flows from investing activities:
Capital spending	(47.0)	(159.6)
Business asset purchases	—	(54.7)
Proceeds from assets sales and transfers	44.7	21.5
Other investing activities, net	0.7	(6.7)

Net cash used in investing activities	(1.6)	(199.5)

Cash flows from financing activities:
New borrowings, including net increase (decrease) in revolving borrowings	155.1	622.9
Repayment of long-term debt	(172.5)	(464.9)
Cash dividends	(25.2)	(43.7)
Increase in receivables from assets and liabilities transferred under contractual arrangement	(16.5)	—
Purchase of treasury stock	(0.4)	(11.2)
Other financing activities	(10.0)	(3.0)

Net cash provided (used) in financing activities	(69.5)	100.1

Net increase (decrease) in cash and cash equivalents	50.2	(14.4)
Cash and cash equivalents at beginning of period	38.1	116.0

Cash and cash equivalents at end of period	$88.3	$101.6

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

	Three-months Ended September 30,		Nine-months Ended September 30,
(Shares in millions)
	2001	2000	2001	2000
Average shares outstanding used to determine basic net income per common share	104.4	104.1	104.4	104.1
Dilutive effects of stock options granted and ESPP shares	—	—	—	.01

Average shares outstanding used to determine fully diluted net income per common share	104.4	104.1	104.4	104.2

    4.  The preparation of interim financial statements requires the estimation of LP's effective income tax rate based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly. Accounting standards require that the estimated effective income tax rate for the year be applied to year-to-date income or loss at the end of each quarter. Any resulting adjustment related to prior periods must be applied against the current quarter. For the nine-month period ended September 30, 2001, LP's effective tax benefit rate was 30% as compared to a provision rate of 62% in the first nine-months of 2000.

    5.  The preparation of interim financial statements requires the estimation of LP's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

    6.  During first quarter 2001, LP sold a controlling interest in Samoa Pacific Cellulose LLC (SPC), a company that owns a pulp mill and related assets in Samoa, California, for approximately book value. In this transaction, LP received approximately $22 million in cash and promissory notes of SPC valued at $29 million, and retained preferred stock of SPC valued at approximately $9 million. The preferred stock is pledged as collateral against SPC's senior borrowing. The term of the promissory notes is longer than five years. Additionally, LP has agreed to provide SPC a $18 million credit facility secured by working capital. At September 30, 2001, the balance owed to LP under the credit facility was $16.5 million.

    Due to its continuing financial interest in SPC, LP did not record the transaction as a sale. In compliance with Staff Accounting Bulletin No. 30—Accounting For Divestiture Of A Subsidiary Or Other Business Operation, LP has recorded the assets and the liabilities of SPC on LP's balance sheet under the captions "Assets transferred under contractual arrangement" and "Liabilities transferred under contractual arrangement." For any fiscal quarter in which SPC incurs losses, LP will record a valuation allowance against its net remaining investment. If SPC is profitable in subsequent quarters of the same fiscal year, LP will reverse the valuation allowance up to the amount of the valuation allowance that was previously recorded in such fiscal year. The valuation allowance for the first nine-months of 2001 is reflected on the income statement under the caption "Loss related to assets and liabilities transferred under contractual arrangement."

    7.  Components of comprehensive income (loss) for the periods include:

	Three-months Ended September 30,		Nine-months Ended September 30,
(Dollars in millions)
	2001	2000	2001	2000
Net income (loss)	$(1.6)	$(40.9)	$(100.7)	$37.8
Currency translation adjustment	0.4	(2.5)	1.3	(10.7)
Pension minimum liability adjustment	—	—	—	12.2
Other	0.1	—	0.1	0.1

Total comprehensive income (loss)	$(1.1)	$(43.4)	$(99.3)	$39.4

    8.  The selected segment data set forth in Item 2 "Management's Discussion and Analysis and Results of Operations" of this report is incorporated herein by reference.

    9.  LP adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. The adoption of this standard did not have a material impact on the financial statements of LP.

    10. The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

    The description of assets held for sale concerning the Chetwynd pulp mill and the discussion of possible impairments set forth in Part I, item 2 of this report under the caption "Management Discussion and Analysis and Results of Operations" are incorporate herein by reference.

    11. Investments in 50% owned joint ventures are accounted for under the equity method.

    12. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS 142 will be effective for LP beginning January 1, 2002. Management is currently evaluating the impact of this statement. LP's current goodwill amortization is approximately $7 million per quarter.

    13. In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This new statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Additionally, in August of 2001, the Financial Accounting Standards Board adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 will be effective for LP beginning January 1, 2003. SFAS 144 will be effective for LP beginning January 1, 2002. Management is currently evaluating the impact of these statements.

    14. From time to time, LP enters into futures contracts to purchase commodities, such as electricity, to facilitate the operation of the Company's facilities while attempting to minimize its exposure to price fluctuations. The estimated fair value of these contracts is based upon quoted market prices. If delivery is not assured, LP recognizes realized and unrealized gains and losses on these contracts in the period in which the fair value change occurs. As of September 30, 2001, LP had a futures contract to purchase electricity over the next 7 years in certain Western states mills for a net present value of $9.4 million. The fair value of this contract, based upon quoted market prices was $6.1 million. Reflected in the operating results of LP is a loss of $1.8 million for the quarter ended September 30, 2001 and $3.3 million for the nine-months period ended September 30, 2001 related to this contract. Subsequent to September 30, 2001, LP committed to delivery based upon expected needs and therefore no further market adjustments will be necessary on this contract.

    15. On August 13 2001, LP completed a public offering of $200 million of senior subordinated notes maturing in 2008 at a coupon rate of interest of 10.875 percent per annum. The net proceeds of the note offering were used to repay the Company's existing $170 million term loan due in 2003 and to reduce borrowings outstanding under the Company's existing $300 million revolving credit facility.

Item 2. Management's Discussion and Analysis and Results of Operations.

    LP's net loss for the third quarter of 2001 was $1.6 million, or $0.02 per diluted share, on sales of $635.5 million, compared to third quarter 2000 net loss of $40.9 million, or $0.39 per diluted share, on sales of $702.7 million. Excluding other operating credits and charges of $1.0 million ($0.6 million after tax, or $0.00 per diluted share), the loss for the third quarter of 2001 was $2.2 million, or $0.02 per diluted share, compared to third quarter 2000 loss excluding other operating credits and charges of $40.3 million, or $0.39 per diluted share. The results for the third quarter of 2001 and 2000 both reflect a year to date adjustment to the provision (benefit) for income taxes, a reduction of $12 million or $0.12 per share in 2001 and an addition of $22 million or $0.21 per share in 2000.

    LP's net loss for the nine-months ended September 30, 2001 was $100.7 million, or $0.96 per diluted share, on sales of $1.8 billion, compared to the nine month period ended September 30, 2000 net income of $37.8 million, or $0.36 per diluted share, on sales of $2.4 billion. Excluding other operating charges and credits of $13.2 million ($8.7 million after tax, or $0.08 per diluted share), the loss for the nine month period was $92.0 million, or $0.88 per diluted share, compared to the comparable period in 2000 income excluding other operating charges and credits of $60.2 million, or $0.58 per diluted share.

    LP operates in five segments: structural products; exterior products; industrial panel products; other products; and pulp. Structural products is the most significant segment, accounting for more than 60% of sales during the first nine-months of both 2001 and 2000. LP's results of operations are discussed separately for each segment below. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

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

    Demand for the majority of LP's products is subject to seasonal and cyclical fluctuations over which LP has no control. The level of residential construction activity, which is subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors, heavily influences the demand for LP's building products. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on LP's results of operations.

Selected Segment Data

	Three-months Ended September 30			Nine-months Ended September 30,
	2001	2000	% change	2001	2000	% change
Net sales:
Structural products	$410.1	$422.0	(3)	$1,162.3	$1,447.2	(20)
Exterior products	108.6	97.5	11	290.1	267.1	9
Industrial panel products	49.4	70.0	(29)	154.2	228.3	(32)
Other products	63.5	81.6	(22)	190.5	304.9	(38)
Pulp	3.9	31.6	(88)	46.7	116.4	(60)

	$635.5	$702.7	(10)	$1,843.8	$2,363.9	(22)

Operating profit (loss):
Structural products	$22.6	$4.0	465	$26.2	$206.4	(87)
Exterior products	9.3	4.8	94	16.2	26.8	(40)
Industrial panel products	(5.4)	0.3	(1900)	(15.9)	6.3	(352)
Other products	0.6	(7.6)	108	(2.8)	(7.7)	64
Pulp	(5.0)	4.7	(206)	(24.0)	15.0	(260)
Other operating charges and credits, net	1.0	(1.0)	200	(13.2)	(37.4)	65
Loss related to assets and liabilities transferred under contractual arrangement	(9.4)	—	—	(21.8)	—	—
General corporate and other expenses, net	(19.7)	(22.6)	13	(68.7)	(75.3)	9
Interest expense, net	(15.6)	(12.7)	(23)	(44.3)	(29.8)	(49)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliates	$(21.6)	$(30.1)	28	$(148.3)	$104.3	(242)

Structural Products

Three-months Ended September 30, 2001 compared to 2000

    The structural products segment consists of North American oriented strand board (OSB), plywood, lumber and engineered wood products (EWP). This segment also includes timberlands. The decline in sales for the third quarter of 2001 compared to the third quarter of 2000 was primarily due to lower OSB volumes, sold or closed operations and reduced cedar production.

    The most significant product in this segment is OSB. Average prices (net of freight) were approximately 4% higher this quarter compared to the same quarter in 2000. LP's sales volume in the quarter decreased about 8% compared to the same quarter last year due to market related curtailments. For the quarter, LP recognized reduced wood costs and improved recoveries, however these improvements were offset by the costs associated with the market related curtailments.

    Plywood prices increased approximately 10% for the third quarter 2001 as compared to the third quarter 2000 with sales volume declining about 27%, primarily due to a mill closure by LP in the latter half of 2000. LP has focused two of its remaining plywood mills on the production of veneer to be used in laminated veneer lumber (LVL), which is intended to help reduce the impact of the volatility in plywood pricing and to increase operational efficiencies at the mills.

    Lumber prices and volumes in the third quarter of 2001 were both up 7% compared to the third quarter of 2000. For the quarter, LP realized significant reductions in raw material costs and improved log recoveries.

    EWP prices were approximately 2% lower for I-joist and 4% lower for LVL for the quarter. Pricing pressure on these products is due to increased industry capacity and lower dimensional lumber pricing. Volumes for the quarter were approximately 8% higher for I-joist and 23% higher for LVL. Although prices were down, profits for these products showed an increase as a result of reductions in raw material costs and improvements in operating efficiencies.

    Overall, compared to third quarter of 2000, the primary factor in the increased profitability in this segment was improvement in sales prices discussed above. Overall, log cost and other raw materials associated with these products declined by 6% for the quarter.

Nine-months Ended September 30, 2001 compared 2000

    Reduced demand for many building products and the slowing economy factored negatively into the results for the nine-months ended September 30, 2001 as compared to the comparable periods in 2000. This softening demand resulted in reduced market prices for commodity structural products (OSB, plywood, lumber and EWP). The change in commodity pricing during this period accounted for over $200 million in reduced profitability.

    Average prices (net of freight) for OSB were approximately 27% lower for the nine-month period ended September 30, 2001 compared to the same period in 2000. Lower prices were, in part, a reflection of overcapacity in OSB products versus demand. LP's sales volume declined about 2% compared to the same period last year. Partially offsetting the reduced commodity pricing were lower production costs due to improved operating efficiencies and declines in wood fiber cost.

    For the first nine-months of 2001, plywood prices declined about 2% as compared to the first nine-months of 2000 with sales volume declining 19% due to a mill closure in the later part of 2000.

    For the nine-month period ended September 30, 2001, lumber prices declined 8% as compared to the same period in 2000 with sales volumes declining about 3%. For the nine-month period, LP realized significant reductions in raw material costs and improved log recoveries.

    EWP prices declined 5% for I-joist and 6% for LVL. Pricing pressure on these products is due to increased industry capacity and lower dimensional lumber pricing. Volumes for the nine-month period were approximately 2% higher for I-joist and 10% higher for LVL. Volume increases for these products is primarily due to increased market penetration. Profits for these products were higher than the prior year due to increased volumes, declines in raw material costs and improved operating efficiencies.

    Overall, compared to the nine-month period end September 30, 2000, the primary factor that led to lower profitability in this segment was the decline in sales prices discussed above. Offsetting these lower prices, were improvements in operating efficiencies and lower wood costs. Overall, log cost and other raw materials associated with these products declined by 2% for the nine-month period.

Exterior Products

    The exterior product segment consists of siding, both wood composite and vinyl and related accessories, specialty OSB and composite decking. Sales of siding products and specialty OSB showed an increase in both volume and pricing of 5% for the quarter compared to the third quarter of 2000. For the nine-month period, pricing decreased 5% with volume increasing 4%. The increase in volume was primarily due to capturing additional sales as a result of mill closures by a key competitor in hardboard siding. The changes in pricing are primarily due to the impact of specialty OSB products that are closely related to commodity pricing. Composite decking sales volume declined significantly for the three month period due to higher stocking sales in the third quarter of 2000 as initial customer orders were established. For the nine-month period, composite decking sales significantly increased due to a full nine-months of operations in 2001 versus four months in 2000.

    Profitability of this segment improved for the quarter compared to the prior year due to the increased volumes and pricing in siding and specialty OSB. These increases were partially offset by increased losses associated with the composite decking products. For the nine-month period, profitability declined compared to the prior year due to lower pricing for those specialty OSB products that are closely related to commodity pricing and losses associated with the composite decking operation.

Industrial Panel Products

    The industrial panels segment consists of particleboard, medium density fiberboard (MDF), hardboard and decorative panels. For particleboard, sales prices declined about 12% compared to the comparable period in 2000 with sales volumes declining 6%. For the nine-month period, sales prices declined 13% and sales volumes declined about 2%. For MDF, volumes declined over 75% for the quarter ended September 30, 2001 as compared to the prior year while sales prices increased 35% for the same period. For the nine-month period, sales volumes declined 76% and sales prices increased 21% over the same period in 2000. The significant decline in MDF volume was due to plant closures, fiber supply shortages and increased competition from off shore suppliers. The increase in pricing is due to LP's focus on more on-grade products. Hardboard volumes declined 13% for the quarter as compared to the comparable period in the prior year with sales prices remaining relatively flat. For the nine-month period, hardboard volumes declined 15% from the comparable periods in the prior year with sales prices remaining relatively flat. This decline in volume was due to reduced demand due to product substitution and conversion of interior hardboard facilities to exterior hardboard siding (see discussion in exterior products).

    Overall, compared to the three and the nine month periods ended September 30, 2000, the primary factor in the decreased profitability in this segment were the lower volumes in MDF, higher energy costs and significant increases in wood fiber cost.

Other Products

    The other products segment includes plastic molding products, distribution and wholesale operations, wood chips, OSB operations in Ireland and Chile, and other products. For the three-month and nine-month periods ended September 30, 2001, sales for this segment declined significantly from the comparable periods of 2000, primarily due to the contribution of the assets of Greenstone, LP's cellulose insulation subsidiary, to a non-consolidated joint venture. LP's share of the income or loss of this business subsequent to its contribution to the joint venture is included on LP's income statement under the caption, "Equity in (income) loss of unconsolidated affiliate." Offsetting these declines in sales in this segment was improved margins in the distribution business. Operating profits increased for both the quarter and the year to date due to the elimination of losses from unprofitable businesses which where previously included in this segment.

Pulp

    Pulp segment sales and operating profits for the three and nine-months ended September 30, 2001 declined significantly from the comparable periods of 2000. For the quarter, sales prices decreased about 47% and sales volumes decreased approximately 80%. For the nine-month period, sales prices decreased 26% and sales volumes declined 58%. The decline in pricing is due to reduced demand for pulp in the worldwide market. Volumes declined due to the transfer in mid-February of a controlling interest in pulp facilities in Samoa, California as described in Note 6 to the financial statements included in this report as well as the market related curtailment at LP's Chetwynd, British Columbia mill. In addition to the impact of lower pricing and volume, higher costs for energy negatively affected profits of this segment. See "Assets Held for Sale" below for additional information related to the pulp segment.

Other Operating Charges and Credits, Net

    Information regarding other operating charges and credits recorded in the three-months and nine-months ended September 30 is set forth in the following table.

	Three-months Ended September 30,		Nine-months Ended September 30,
(Dollars in millions)
	2001	2000	2001	2000
Additions to contingency reserves	$—	$(6.6)	$(2.0)	$(6.6)
Long-lived asset impairment charges	—	(6.3)	(10.2)	(53.9)
Gain on sale of pollution credits	1.5	—	1.5	—
Gain on sale of assets	—	6.1	—	6.1
Mark to market adjustment on interest rate hedge	—	(4.8)	—	(11.3)
Severance costs	(0.5)	—	(0.5)	—
Write off of equity investment	—	—	(2.0)	—
Gain on insurance recovery	—	10.6	—	28.3

Total other operating credits and charges, net	$1.0	$(1.0)	$(13.2)	$(37.4)

    In the third quarter of 2001, LP recorded a gain of $1.5 million ($.9 million after taxes, or $.01 per diluted share) from the sale of pollution credits associated with closed mills. LP also recorded severance charges of $0.5 million ($0.3 million after tax, or $0.0 per diluted share) associated with certain corporate restructurings.

    For the nine-months ended September 30, 2001, in addition to the items mentioned above, LP recorded a net charge of $10.2 million ($6.2 million after taxes, or $.06 per diluted share) associated with impairment charges related to equipment at three former manufacturing sites. The additional impairment charges resulted from changes in the planned method of disposal of the equipment. The remaining book value and operating results associated with this equipment are not material to LP's financial statements. LP also recorded a net loss of $2 million ($1.2 million after taxes, or $.01 per diluted share) for additional reserves for non-product litigation. Additionally, LP recorded a $2.0 million ($1.2 million after taxes, or $0.01 per diluted share) impairment charge of an equity investment.

    In the third quarter of 2000, LP recorded a gain on an insurance recovery of $10.6 million ($6.4 million after taxes, or $.06 per diluted share) related to the 1999 fire at the Athens, Georgia OSB facility. LP also recorded unusual gains on the sales of the Mellen, Wisconsin veneer facilities and a former plant site in California that totaled $6.1 million ($3.7 million after taxes, or $.03 per diluted share). In addition, LP recorded other operating charges relating to the settlement of an interest rate hedge, additional environmental reserves for sites in Quebec that were acquired in 1999, additional reserves for non-product litigation and impairment charges relating to several facilities which will be permanently closed totaling $17.7 million ($10.7 million after taxes, or $.10 per diluted share).

    For the nine-months ended September 30, 2000, in addition to the items mentioned above, the Company recorded a $17.7 million gain on an insurance recovery for siding related matters, impairment charges of $47.6 million to reduce the carrying value of several manufacturing facilities to their estimated net realizable value including the Samoa pulp and Oroville MDF mills and a $6.5 mark to market charge on an interest rate hedge.

General Corporate and Other Expense

    For the third quarter of 2001, general corporate and other expenses declined 13% from the same period in 2000 and declined 9% for the nine-month period ended September 30, 2001 as compared to the same period in 2000. This decline is due to corporate restructuring that occurred in the third and fourth quarters of 2000 as well as an increasing focus on cost containment.

Interest Income (Expense)

    Interest expense increased in the third quarter of 2001 and for the nine-months ended September 30, 2001 compared to the same periods in the prior year as a result of increased borrowings to fund cash used in operating and financing activities.

Legal and Environmental Matters

    For a discussion of legal and environmental matters involving LP and the potential impact thereof on LP's financial position, results of operations and cash flows, see Item 7 in LP's annual report on Form 10-K for the year ended December 31, 2000 and Item 1, Legal Proceedings, in Part II of this report.

OSB Siding Litigation Update

    The following discussion updates should be read in conjunction with the discussion of LP's OSB siding litigation set forth in Item 7 of LP's annual report on Form 10-K for the year ended December 31, 2000, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal and Environmental Matters."

    During the third quarter of 2001, claimants continued to file claims under the National Settlement. The claim filing period associated with the Florida Settlement ended October 4, 2000 and, as a result, no new claims under the Florida settlement were accepted after that date. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

    As of September 30, 2001, (i) approximately 311,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 306,000 at June 30, 2001, and 299,000 at December 31, 2000, and (ii) approximately 199,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 197,000 at June 30, 2001 and 192,000 at December 2000. The average payment amount for settled claims as of September 30, 2001, June 30, 2001 and December 31, 2000 was approximately $3,800. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund, the average payment amount for settled claims as of September 30, 2001 and June 30, 2001 was $5,100. The total number of completed claim forms pending (not settled) as of September 30, 2001 was approximately 26,000 (approximately 24,000 at June 30, 2001 and approximately 21,000 at December 31, 2000) with approximately 139,000 claims settled (approximately 139,000 at June 30, 2001 and 137,000 at December 31, 2000) and approximately 35,000 claims dismissed (approximately 34,000 at June 30,2000 and 34,000 at December 31, 2000). Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

Financial Position, Liquidity and Capital Resources

    Net cash provided by operations was $121.3 million in the first nine-months of 2001 compared to $85.0 million in the same period of 2000. The increase in cash provided by operations resulted primarily from reduced working capital and the reduction in cash settlements of contingencies compared to the prior year. During the second quarter of 2000, LP paid $113 million on the Second Settlement Fund associated with the OSB siding matter as discussed in "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

    Net cash used in investing activities was $1.6 million in the first nine-months of 2001 compared to net cash used by investing activities of $199.5 million in the comparable period of 2000. LP received approximately $22 million from the sale of a controlling interest in pulp facilities in Samoa, California and another $22.7 million from sales of other assets. Capital expenditures for property, plant, equipment and timber declined in the first nine-months of 2001 compared to the same period in 2000, primarily due to management's focus on cash outflows during the current economic slow down. Capital expenditures during the first nine-months of 2001 were primarily for completion of the Chilean OSB mill and necessary capital projects. LP estimates that for the full year ending December 31, 2001, it will make capital expenditures of approximately $60 million associated with necessary capital projects and high-return capital projects.

    In the nine month period ended September 30, 2001, LP borrowed $155.1 million (net of borrowings and repayments on LP's line of credit) and repaid $172.5 million in borrowings primarily from the proceeds of the public debt offering. The public debt offering consisted of $200 million of senior subordinated notes maturing in 2008 at a coupon rate of interest of 10.875 percent per annum. The net proceeds of the public debt were used to eliminate the company's existing $170 million term loan due in 2003 and to reduce borrowings outstanding under the Company's existing $300 million revolving credit facility. These notes contain certain covenants that are to be applied when the securities are rated below investment grade by two rating agencies including restrictions on payments, incurrence of debt, issuance of stock, payment of dividends, limitation on liens and certain other restrictions. In the same period of 2000, LP borrowed $622.9 million and repaid $464.9 million primarily associated with the proceeds from a public debt offering which was used to pay off bridge loans associated with the 1999 acquisitions.

    LP expects that it will be able to meet future cash requirements of the existing operations through cash generated from operations, existing cash balances, and credit facilities existing at September 30, 2001. Cash and cash equivalents totaled $88.3 million at September 30, 2001 compared to $38.1 million at December 31, 2000. LP has a $300 million revolving credit facility under which $48.3 million was outstanding at September 30, 2001. This facility is available until January 2002, subject to covenant restrictions discussed below. Although LP intends to replace this facility, at September 30, 2001 outstanding borrowings under this facility were classified as current liabilities pending such renewal. LP also has a $25 million (Canadian) revolving credit facility under which no borrowings were outstanding at September 30, 2001. This facility is available until November 2001, subject to the covenant ratios discussed below. LP anticipates that this facility will be replaced prior to its expiration. Borrowings under these two credit facilities are limited by a covenant that restricts the ratio of LP's funded debt to capital ratio (as those terms are defined in the relevant agreements) to a maximum of .55 to 1.

    LP is pursuing a new $190 million bank revolving credit facility. It is anticipated that this revolving credit facility will require LP to use a portion of its timberlands in Texas as well as a portion of the stock of certain of its subsidiaries to secure the new credit facility and additional restrictive covenants. In addition, LP is seeking to arrange a $125 million trade receivable financing, which will further enhance the company's liquidity. LP anticipates that these facilities will be in place in mid-November. It is anticipated that the public debt offering and bank refinancing will increase LP's overall interest expense.

    Significant changes in LP's balance sheet, net of assets transferred in connection with the sale of a controlling interest in the Samoa California pulp mill, from December 31, 2000 to September 30, 2001, include an increase of $39.2 million in accounts receivable due to seasonal variations and decreases of $90.9 million in inventories due to working capital management and $52.3 in income taxes receivable. The decrease in income taxes receivable is due to refunds received with the filing of the 2000 income tax returns.

    Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $151 million at September 30, 2001, of which $20 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency related payments totaled $30.1 million for the first nine-months of 2001. Additionally, LP received $18.8 million from a third party in exchange for accepting the assignment of that party's rights and obligations under the Settlement Agreement and the Cost Sharing Agreement associated with the ABT Hardboard siding class action suit. This amount was added to the contingency reserves included on the balance sheet. This amount was added See "ABT Hardboard Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

Stock Repurchase Plan

    As of September 30, 2001, LP had reacquired a total of approximately 7.9 million shares for $125 million under an authorization to reacquire up to 20 million shares from time to time in the open market. No shares were reacquired under the authorization in the first nine-months of 2001. LP had approximately 104 million shares outstanding at September 30, 2001. Effective November 3, 2001, LP's Board of Directors rescinded this authorization.

Dividend

    On May 7, 2001, LP announced that its Board of Directors has reduced the quarterly dividend to $0.05 a share from $0.14 per share paid in the first quarter of 2001. LP's Board of Directors indicated that, despite some recent improvement, product prices have been at near-record lows since their rapid decline starting in the second quarter of 2000. The board's action to reduce the dividend, which brings the rate more in line with competitive practices, was based on a variety of factors including market conditions, an uncertain economy and a desire to increase the company's financial flexibility. Due to continued economic weakness, on November 5, 2001, LP announced that its Board of Directors has suspended the quarterly cash dividend. Combined, these dividend reductions are expected to result in an annual cash savings of approximately $58 million. It is anticipated that LP's new revolving credit facility will prohibit the payment of dividends until the agreement expires or its earlier termination.

Assets Held for Sale

    On October 17, 2001, LP announced the indefinite closure of it Chetwynd, British Columbia pulp mill. The mill, which has curtailed production since April 2001 due to prolonged weak market conditions, will remain closed until it is sold. The company will maintain, winterize and secure the mill, while actively continuing efforts to sell it. LP expects to recognize a fourth quarter cash charge of approximately $5 to $10 million for severance and other related closure liabilities due to the Chetwynd closure. Additionally, LP is in the process of completing a formal appraisal of the Chetwynd site and, from this appraisal, it is reasonably possible that LP will be required to record an additional non-cash impairment charge based upon the appraised value. The book value of the mill at September 30, 2001 is approximately $35 million.

Potential Impairments

    LP has a continuing financial interest in Samoa Pacific Cellulose LLC (SPC) (see discussion at footnote 6 included in Item 1 Financial Statements included in this report) in the form of various classes of preferred equity interests and secured and unsecured receivables. Due to weak pulp markets, SPC has incurred substantial losses from operations and one of its major customers is in the process of liquidation. LP's total investment in and receivables from SPC total $33.1 million, of which $16.5 million is secured by SPC's inventory and receivables. While LP currently believes its investment in and receivables from SPC are recoverable, LP continues to closely monitor SPC's operating results and financial condition and it is possible that LP may be required to record an impairment charge related to SPC in the future. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become liabilities of LP. LP has not recorded an accrual for these liabilities, as it does not believe it is probable that it will incur these liabilities, although it is possible that LP may be required to record such an accrual in the future.

    The Company has been actively marketing its interest in a joint venture OSB operation in Ireland for several years. While there are several strategic buyers, including our joint venture partner, recent market conditions in Europe for the principal products has made the completion of a sale difficult. The Company is evaluating indications of interest as well as alternative scenarios, including an orderly liquidation and relocation of the principal equipment, to exit this business. Should a sale occur, it is reasonably possible that such sale may result in a non-cash impairment charge. As of September 30, 2001, LP investment in this venture was approximately $17 million.

    Due to the current market slowdown, LP is reviewing several mills for potential impairments. LP currently believes it has adequate support for the carrying value of each of these mills based upon the future demand and pricing assumptions. However, should the markets for the Company's products deteriorate from September 30, 2001 levels or remain at current levels for an extended period, it is possible that LP will be required to record further impairment charges.

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

    LP historically has not entered into material product commodity futures and swaps, although it may do so in the future.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES(1)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2001	2000	2001	2000
Oriented strand board (North America), million square feet 3/8" basis	1,309	1,383	4,020	4,134
Softwood plywood, million square feet 3/8" basis	214	287	615	802
Lumber, million board feet	253	240	725	755
Wood-based siding, million square feet 3/8" basis	208	152	555	499
Industrial panel products (particleboard, medium density fiberboard and hardboard), million square feet 3/4" basis	115	170	356	504
Engineered I-Joist, million lineal feet	21	13	58	56
Laminated veneer lumber (LVL), thousand cubic feet	1,914	1,402	5,686	5,729
Pulp, thousand short tons	—	93	62	282

(1)
Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

    The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

	OSB	Plywood	Lumber	Particleboard
	N. Central 7/16" Basis	Southern Pine 1/2" Basis Cdx 3-Ply	Framing Lumber Composite Prices	Inland Industrial 3/4" Basis
Annual Average
1993	$236	$282	$394	$258
1994	265	302	405	295
1995	245	303	337	290
1996	184	258	398	276
1997	142	265	417	262
1998	205	284	349	259
1999	260	326	401	273
2000 1st Qtr. Avg.	261	284	384	291
2000 2nd Qtr. Avg.	237	274	337	299
2000 3rd Qtr Avg.	171	256	294	280
2001 1st Qtr. Avg.	132	242	284	257
2001 2nd Qtr Avg.	191	303	366	260
2001 3rd Qtr. Avg.	178	280	322	253

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

    The settlement requires LP to contribute $275 million to the settlement fund. Approximately $273 million of that obligation had been satisfied at September 30, 2001 through cash payments of approximately $263 million on a discounted basis. LP's remaining mandatory contribution to the settlement fund, approximately $2 million, is due in June 2002. In addition to its mandatory contribution, at September 30, 2001, LP had paid, on a discounted basis, approximately $97 million of its two $50 million optional contributions, at a cost to LP of approximately $68 million. LP's remaining optional contribution to the settlement fund, approximately $3 million, is due in August 2002. LP was entitled to pay its mandatory and optional contributions to the settlement fund on a discounted basis as a result of early payments pursuant to a court-approved early payment program.

    At September 30, 2001, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and LP's remaining mandatory contributions to the settlement fund by approximately $113 million. This amount represents the gross amount of the claim. Approximately 2,400 new claims were filed during the third quarter of 2001.

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

    A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. The period during which class members were entitled to make claims ended October 4, 2000. At September 30, 2001, there were fewer than 10 inspections remaining in the Florida class action. The total number of claims settled was 27,000 and totaled $76.3 million.

    Throughout the period the National and Florida Settlements have been in effect, LP has recorded accruals, which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the National and Florida Settlements and the various remedies available to LP makes the process of estimating these accruals difficult. LP expects to complete payments to Florida claimants during 2001 within its established reserves. In connection with the National Settlement, the liability recorded at September 30, 2001 represents management's best estimate of the future liability related to the siding claims based upon information currently available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

ABT Hardboard Siding Matters

    As described under the caption "ABT Hardboard Siding Matters" in Item 3 of LP's annual report on Form 10-K for the year ended December 31, 2000, (i) LP, certain subsidiaries of LP and Abitibi were named as defendants in, and are parties to a settlement agreement resolving, certain class action proceedings involving hardboard siding manufactured or sold by the defendants and (ii) a subsidiary of LP and an unrelated defendant in such proceedings are parties to an allocation agreement allocating liabilities with respect to claims relating to such hardboard siding. The following updating information should be read in conjunction with the information regarding the foregoing matters contained in LP's annual report on Form 10-K for the year ended December 31, 2000.

    On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19 million, Louisiana-Pacific Canada, Ltd. (LP Canada), a wholly owned subsidiary of LP, agreed to accept an assignment of all of Abitibi's rights and obligations under the settlement agreement and the allocation agreement; and LP and LP Canada agreed to indemnify and hold harmless Abitibi from any cost of liability arising from it's sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement, all of such rights, obligations and liabilities having been assigned to and accepted and assumed by LP Canada. LP received the cash payment in July of 2001.

Nature Guard Cement Shakes Matters

    LP has been named in three punitive class action proceedings in California in the following courts on the following dates: Superior Court of California, County of Stanislaus, on January 9, 2001 captioned Virgina L. Davis v. Louisiana-Pacific Corporation; Superior Court of California, County of San Francisco, on July 30, 2001 captioned Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation; and Superior Court of California, County of Stanislaus, on September 7, 2001, captioned Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation. The actions were filed on behalf of a purported class of persons nationwide owning structures on which LP's Nature Guard Cement Shakes were installed as roofing. Plaintiffs generally allege product liability, negligence, breach of warranties, unfair business practices, false advertising, fraud, deceit and other theories related to alleged defects, and failure of such cement shakes as well as consequential damages to other components of the structures where the cement shakes were installed. Plaintiffs seek general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

    LP has also been named on June 13, 2001 as defendant in a putative class action filed in Superior Court for the State of Washington, Snohomish County, captioned Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation. The action was filed on behalf of a purported class of persons owning structures on which LP's Nature Guard Cement Shakes were installed as roofing. Plaintiffs generally allege nondisclosure, fraudulent concealment and violation of Washington's Consumer Protection Act arising from alleged product defects. Plaintiffs seek compensatory, exemplary and statutory damages; an junction against marketing or selling the product and a declaration that LP is financially responsible for the costs and expenses of repair and replacement of all roofs containing the product.

    LP no longer manufactures or sells cement shakes, but established and maintains a claims program for the Nature Guard shakes previously sold by it. LP believes that it has substantial defenses to the foregoing actions and intends to defend them vigorously. At the present time, LP cannot predict the potential financial impact of the above actions.

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

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  4.1
  Third Supplemental Indenture dated August 13, 2001 between LP and Bank of Trust Company, NA, as trustee.

  4.2
  Indenture, dated April 2, 1999, between LP and First National Bank of Chicago, NA, as trustee.

  10.1
  1997 Incentive Stock Award Plan (as restated as of May 6, 2001).

  (b)
  Reports on Form 8-K

    On July 20, 2001, LP filed a current report on Form 8-K reporting matters under Item 5 thereof.

    On August 13, 2001, LP filed a current report on Form 8-K reporting matters under Item 5 thereof.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION
Date: November 13, 2001	By:	/s/ MARK A. SUWYN Mark A. Suwyn Chairman and Chief Executive Officer
Date: November 13, 2001	By:	/s/ CURTIS M. STEVENS Curtis M. Stevens Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

ABOUT FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES SUMMARY OF PRODUCTION VOLUMES(1)
INDUSTRY PRODUCT TRENDS
PART II—OTHER INFORMATION
SIGNATURES