Form 10-K
period 2001-12-31
LOUISIANA PACIFIC CORP
filed 2002-03-15
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission File Number 1-7107

Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	93-0609074 (I.R.S. Employer Identification No.)
805 S.W. Broadway, Suite 1200 Portland, Oregon 97205-3303 (Address of principal executive offices)	Registrant's telephone number (including area code) 503-821-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $1,096,725,000 as of March 12, 2002.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock: 104,566,500 of Common Stock, $1 par value, outstanding as of March 12, 2001.

Documents Incorporated by Reference
Definitive Proxy Statement for 2001 Annual Meeting: Part III

Except as otherwise specified and unless the context otherwise requires, references to "LP", the "Company", "we", "us", and "our" refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS

        Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by us with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to our management.

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

  •
  changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar;

  •
  changes in general and industry-specific environmental laws and regulations;

  •
  unforeseen environmental liabilities or expenditures;

  •
  the resolution of product-related litigation and other legal proceedings; and

  •
  acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond our control.

        In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by us with the Commission that warn of risks or uncertainties associated with future results, events or circumstances identify important factors that could cause actual results, events and circumstances to differ materially from those reflected in the forward-looking statements.

ABOUT THIRD PARTY INFORMATION

        In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources and other third parties. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

PART I

ITEM 1.    Business

General

        Our company, headquartered in Portland, Oregon, is a leading manufacturer and distributor of building materials. As of December 31, 2001, we had approximately 9,700 employees and operated 59 facilities in the U.S. and Canada, one facility in Chile and one facility in Ireland. We also own approximately 936,000 acres of timberland in the U.S., predominately in the south, and manage approximately 49 million acres of timberland in Canada. In 2001, our sales originating in the U.S. were $1.9 billion, representing approximately 79% of our total sales of $2.4 billion. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. With the exception of pulp, our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments

Structural Products Segment

        Our structural products segment manufactures and distributes structural panel products, including oriented strand board (OSB) and plywood; lumber; and engineered wood products (EWP), including I-joists and laminated veneer lumber (LVL). Our structural products segment also includes our timberlands. We believe that in North America we are the largest and one of the most efficient producers of OSB, the largest producer of stud lumber and one of the largest producers of EWP.

        Structural Panel Products.    Our structural panel products are primarily used in new residential construction and remodeling applications such as floor and wall sheathing and roof systems. According to the APA-The Engineered Wood Association, the total North American market for structural panel products, which includes OSB and plywood, was approximately 39 billion square feet in 2001. The OSB share of this market was approximately 55% in 2001, up from approximately 28% in 1991.

        OSB.    Oriented strand board (OSB) is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations and endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills.

        Our strategy for our industry-leading OSB business is to: (1) reduce costs and improve throughput and recovery by continuing to focus on improving efficiency at each of our facilities; (2) improve net realizations relative to weighted-average OSB regional pricing; (3) expand capacity to meet growing OSB demand, but do so through selected acquisitions that meet specific corporate criteria and by building new, low-cost manufacturing facilities to serve particular markets; and (4) leverage our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines.

        Plywood.    Plywood, which can be constructed of either softwood or hardwood veneer, was once the predominant structural panel in the building products market. While OSB has severely eroded the commodity side of the plywood business, the market for plywood used in specialty and industrial applications, such as sanded, marine-grade, concrete form and multi-ply plywood, has been less significantly impacted.

        We believe we are the fifth largest producer of plywood in the U.S. and enjoy strong relationships with do-it-yourself (DIY) retailers in the southeastern U.S. We are continuously striving to enhance our plywood profitability by improving our cost structure through (1) rationalizing our facilities and workforce, (2) reducing our log costs, and (3) increasing recovery. Our principal strategy for plywood is to focus our manufacturing and marketing efforts on such value-added specialty products as clear-faced, sanded, and stained products; concrete forms; siding; flooring; and veneer.

        Lumber.    We produce lumber in a variety of standard and specialty grades and sizes, and believe we are the largest North American producer of stud lumber. Stud lumber includes primarily 2" × 4" and 2" ×6" dimension lumber.

        Our strategy for lumber is to focus on studs and narrow dimension lumber. We believe we can leverage our strong presence in the DIY sector to drive growth and capture the premium prices paid by DIY's for premium grades of lumber. Additionally, we are committed to improving overall mill efficiency through selective, high return capital investments and the sale, closure, or curtailment of under performing mills. Since 1994, we have closed or sold 36 sawmills that did not meet our standards for returns and profitability. The final component of this strategy is to seek acquisitions of modern mills that meet or exceed our efficiency standards.

        Engineered Wood Products.    We believe that we are one of the largest North American manufacturers of EWP, including I-joists and LVL. We believe that our engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter and straighter than conventional lumber joists. Our LVL is a high-grade, value-added structural product used in applications where extra strength is required, such as headers and beams. It is also used, together with OSB and lumber, in the manufacture of engineered I-joists.

        Our strategy is to strengthen our brand name recognition in the EWP industry by enhancing our product mix and quality, providing superior technical support for our customers and leveraging our sales and marketing relationships to cross-sell our EWP products. Additionally, we are seeking to drive costs down by rationalizing production capacity across geographic areas and integrating company produced veneer into our EWP products. Our acquisition of certain of the assets of Evans Forest Products Ltd. is indicative of our commitment to growing our EWP business through selective capacity additions and targeted acquisitions.

        Wood Fiber Resources.    We obtain wood fiber for our mills from several sources: fee-owned timberland, timber deeds, cutting contracts with private and public landowners in the U.S., Canada and Ireland, and purchases from third parties. We own approximately 936,000 acres of timberland, primarily in the southern and southeastern U.S., which supplied approximately 11% of our overall timber needs in 2001. In Canada, we have long-term harvest rights, which on average have 20 years left under contract, to harvest timber on nearly 49 million acres of Canadian forestland.

Exterior Products Segment

        We manufacture exterior siding and other cladding products for the residential and commercial building markets. We are seeking to be the "one stop" supplier of choice for all segments of these markets: new home construction, repair and remodeling, and manufactured housing. Our strategy is to drive product innovation by combining our technological expertise in wood and wood composites with our proficiency in plastic and polymer composites. One example of our innovation in this segment is our "Norman Rockwell" vinyl siding, which is highly resistant to fading and allows us to offer siding in colors not typically available from other manufacturers. We intend to increase our product offering and production capacity of these types of higher margin, value-added products through the addition of lower cost plants or the conversion of some OSB plants from commodity structural panel production to OSB siding production.

        Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and increasing vinyl sales through new products and greater penetration of adjacent markets.

        Our exterior product offerings are classified into four categories: (1) SmartSystem® siding products; (2) hardboard siding products; (3) vinyl siding products and (4) composite decking products. Our portfolio of products offers customers a variety of siding choices at various performance levels and prices.

        The SmartSystem® Products.    Our SmartSystem® products consist of a full line of OSB-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs.

        Hardboard Siding Products.    Our hardboard siding product offerings include a number of lap and panel products in a variety of patterns and textures, as well as trim products.

        Vinyl Siding Products.    We also manufacture vinyl siding products and accessories. These products are available in various styles and colors.

        Composite Decking Products.    We manufacture wood composite decking and accessories. These products have better quality and performance characteristics relative to solid wood.

Industrial Panel Products Segment

        Our industrial panel product segment includes medium density fiberboard (MDF), particleboard and hardboard products. Part of our strategy in our industrial panel products segment is to focus on value-added specialty products that are complementary to our other product offerings. These value-added specialty product lines include flooring, shelving, door skins, door parts, decorative panels, paneling and other specialty applications. Currently, we are focused on the following products: laminated flooring; cut-to-size molding and millwork; and painted and coated parts. As with all our manufacturing facilities, we are continuously seeking to lower costs by reducing waste and improving efficiency, while maintaining quality.

Other Products Segment

        Our other products segment includes value-added products such as plastic molding products, our distribution and wholesale business, wood chips and our OSB mills in Chile and Ireland. In August 2000, we contributed our Cocoon™ cellulose insulation business to US GreenFiber, LLC, a joint venture with Casella Waste Systems in which we own a 50% interest. Cocoon™ insulation is produced from recycled newspaper and has higher insulation efficiency performance levels and superior sound-deadening qualities compared to conventional fiberglass insulation of comparable thickness.

        We own 82.5% of a joint venture in Chile that has a newly constructed OSB mill that commenced operations in 2001. We also own 65% of a joint venture in Ireland that has an OSB mill, the output of which is distributed primarily in Ireland, the United Kingdom and Western Europe. These mills are included in our other products segment because they do not sell primarily to North American customers.

Pulp Segment

        During 2001, we continued our plan to exit the pulp business through the indefinite closure of our Chetwynd, British Columbia pulp mill (see Note 7 of the Notes to the financial statements in item 8 of this report), and the sale of our controlling interest in a pulp mill located in Samoa, California (see Note 11 of the Notes to the financial statements in item 8 of this report). Pulp accounted for approximately 2% of our net sales in 2001.

Sales, Marketing and Distribution

        Our sales and marketing efforts are primarily focused on third-party wholesale buying groups, professional dealers, home centers and other retailers. The wholesale distribution channel includes a variety of specialized and broad-line wholesale distributors and dealers focused primarily on the supply of products for use by professional builders and contractors. The retail distribution channel includes large retail chains catering to the do-it-yourself and repair and remodeling markets as well as smaller and independent retailers.

Customers

        We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2001, our top 10 customers accounted for approximately 31% of our revenues, with the largest customer accounting for no more than 7% of our revenues. Because most of our products, including OSB, plywood and lumber, are commodity products sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

  •
  Wholesale distribution companies, which supply building materials to retailers on a regional, state or local basis;

  •
  Building materials professional dealers, which specialize in sales to professional builders, remodeling firms, and trade contractors that are involved in residential home construction and light commercial building;

  •
  Retail home centers, which provide access to consumer markets with a broad selection of home improvement materials and increasingly serve professional builders, remodelers and trade contractors;

  •
  Manufactured housing producers, which design, construct and distribute prefabricated residential and light commercial structures, including fully manufactured, modular and panelized structures, for consumer and professional markets; and

  •
  Industrial manufacturers, which produce residential, ready-to-assemble, office and institutional furniture; cabinets, displays and fixtures; windows and doors; molding and millwork; laminated flooring; packaging; transportation equipment; and numerous specialty products.

Competitors

        The building products industry is highly competitive. We compete internationally with several thousand forest and building products firms, ranging from very large, fully integrated firms to smaller firms that may manufacture only one or a few items. We also compete less directly with firms that manufacture substitutes for wood building products. Some competitors have substantially greater financial and other resources than we do that, in some instances, could give them a competitive advantage over us.

Raw Materials

        Wood fiber is the primary raw material used in our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the U.S. are manufacturers who supply: (1) the housing market; where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; and (3) export markets. The supply of timber is limited by access to timber and by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including government forest management policies, alternate uses of land, and loss to urban or suburban real estate development.

        Our 936,000 acres of timberlands, primarily in the southern U.S., provided approximately 11% of our domestic wood fiber requirements in 2001 and an average of approximately 13% of our domestic wood fiber requirements over the past five years. In addition to our fee-owned timberlands, we have timber-cutting rights under long-term contracts (five years or longer) on approximately 42,000 acres, and under shorter term contracts on approximately 195,000 acres, on government and privately owned timberlands in the U.S. In Canada, we harvest enough timber annually under long-term harvest rights with the Canadian government and other third parties to fully support our twelve Canadian production facilities. The average remaining life of our Canadian timber rights is 20 years with provisions for renewal.

        We purchase more than 68% of our wood fiber requirements on the open market, including from domestic private timber owners. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to economic or industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Therefore, in areas where we do not own a significant amount of timberlands, our mills generally have the ability to procure wood fiber at competitive prices from third-party sources. We satisfy a portion of our wood fiber requirements by purchasing certain by-products, including wood chips, wood shavings and sawdust, from third parties. These by-products account for an insignificant portion of our wood fiber requirements.

        In addition to wood fiber, we use a significant quantity of various resins in the manufacturing processes for our structural and industrial panel products, as well as certain of our vinyl products. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as demand for resin products.

        While the majority of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to control our exposure to energy price changes through the use of long-term supply contracts that range in term from one to seven years. See Notes 1 and 7 of the Notes to the financial statements included in item 8 of this report for a discussion of the accounting treatment of several of these contracts.

Environmental Compliance

        Our operations are subject to many environmental laws and regulations governing, among other things, the restoration and reforestation of timberlands, discharges of pollutants and other emissions on or into land, water and air, the disposal of hazardous substances or other contaminants and the remediation of contamination. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of our operations and otherwise result in significant costs and expenses. In some cases, plant closures can result in more onerous compliance requirements becoming applicable to a facility or a site. Violations of environmental laws and regulations can subject us to additional costs and expenses, including defense costs and expenses and civil and criminal penalties. We cannot assure you that the environmental laws and regulations to which we are subject will not become more stringent, or be more stringently implemented or enforced, in the future.

        Our policy is to comply fully with all applicable environmental laws and regulations. In recent years, we have devoted increasing management attention to achieving this goal. In addition, from time to time, we undertake construction projects for environmental control facilities or incur other environmental costs that extend an asset's useful life, improve efficiency or improve the marketability of certain properties. We believe that our capital expenditures for environmental control facilities in 2002 and 2003 will not be material.

        Additional information concerning environmental matters is set forth under Item 3, Legal proceedings, and in Note 8 of the Notes to financial statements in item 8 contained in this report.

Employees

        We employ approximately 9,700 people, approximately 1,800 of who are members of unions. We consider our relationship with our employees generally to be good. Five union contracts at our Canadian OSB facilities are subject to negotiation and renewal in 2002. Discussions have begun on these contracts and progress is being made. One of our OSB facilities has experienced a work stoppage and there can be no assurance that further work stoppages will not occur.

Segment and Price Trend Data

        The following table sets forth, for each of the last five years, (1) our consolidated net sales by business segment, (2) our consolidated profit (loss) by business segment, (3) production volumes, (4) the average wholesale price of selected building products in the United States, and (5) logs used in production by source. This information should be read in conjunction with the consolidated financial statements (including the notes thereto) and the other information contained in this report.

Product Information Summary
For Years Ended December 31

	2001		2000		1999		1998		1997
	(Dollar Amounts in Millions, Except Per Unit)
SALES BY BUSINESS SEGMENT
Structural products	$1,520	65%	$1,817	62%	$1,876	61%	$1,307	53%	$1,223	48%
Exterior products	359	15	329	11	276	9	116	5	112	4
Industrial panel products	198	8	287	10	300	10	192	8	199	8
Other products	235	10	348	12	477	16	731	30	861	34

Building products	2,312	98	2,781	95	2,929	95	2,346	96	2,395	93
Pulp	48	2	152	5	143	5	105	4	169	7

Total sales	$2,360	100	$2,933	100	$3,072	100	$2,451	100	$2,564	100

PROFIT (LOSS) BY BUSINESS SEGMENT
Structural products	$(1)		$176		$440		$198		$21
Exterior products	16		19		53		22		9
Industrial panel products	(19)		2		13		6		13
Other products	(2)		(12)		(11)		(20)		(24)

Building products	(6)		185		495		206		19
Pulp	(27)		13		(15)		(38)		(29)
Other operating credits and charges, net	(67)		(71)		(8)		(48)		(32)
Loss related to assets and liabilities transferred under contractual arrangement	(43)		—		—		—		—
General corporate and other expense, net	(86)		(99)		(103)		(94)		(80)
Interest, net	(60)		(43)		(12)		(13)		(29)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	$(289)		$(15)		$357		$13		$(151)

PRODUCTION VOLUMES
OSB, 3/8" basis, million square feet	5,240		5,396		4,406		3,934		3,762
Softwood plywood, 3/8" basis, million square feet	809		1,046		943		983		1,221
Lumber, million board feet	966		993		1,029		1,110		1,240
Wood-based siding, 3/8" basis, million square feet	733		651		678		383		238
Industrial panel products (particleboard, medium density fiberboard and hardboard), 3/4" basis, million square feet	488		637		621		575		589
Engineered I-Joists, million lineal feet	71		70		87		86		73
Laminated veneer lumber, thousand cubic feet	6,923		7,008		6,300		7,100		5,800
Pulp, thousand short tons	62		373		374		286		377
INDUSTRY PRODUCT PRICE TRENDS(1)
OSB, MSF, 7/16" - 24/16" span rating (North Central price	$159		$206		$260		$205		$142
Southern pine plywood, MSF, 1/2" CDX (3 ply)	268		229		329		284		265
Framing lumber, composite prices, MBF	312		323		401		349		417
Industrial particleboard, 3/4" basis, MSF	251		284		273		259		262
% LOGS BY SOURCES(2)
Fee owned lands	11		10		11		12		19
Private cutting contracts	13		14		16		14		14
Government contracts	21		17		17		13		7
Purchased logs	55		59		56		61		60
Total volumes—million board feet	2,541		3,352		2,324		1,997		2,398

(1)
Prices represent yearly averages stated in dollars per thousand board feet (MBF) or thousand square feet (MSF). Source: Random Lengths.

(2)
Stated as a percentage of total log volume.

        For additional information regarding our business segments and information regarding our geographic segments, see Note 12 of the Notes to the financial statements in item 8 of this report.

Executive Officers of Louisiana-Pacific Corporation

        Information regarding each of our executive officers as of March 1, 2002 (including certain executives whose duties may cause them to be classified as executive officers under applicable SEC rules), including employment history for the past five years, is set forth below.

        Mark A. Suwyn, age 59, has been Chairman and Chief Executive Officer since January 1996. Before joining LP, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Mr. Suwyn is also a director of LP.

        F. Jeff Duncan, Jr., age 47, has been Chief Information Officer of LP since October 1998 and Vice President since March 2001 and additionally, Director of Technology since February 2002. Mr. Duncan had been Director of Information Technology of LP since September 1996. He was previously employed by E.I. du Pont de Nemours & Co. for 19 years in a variety of positions, most recently as Systems Manager—New Business Development.

        Richard W. Frost, age 50, joined LP in May 1996 as Vice President, Timberlands and Procurement. Mr. Frost was Vice President and Operational Manager for S.D. Warren Company from 1992 to 1996.

        M. Ward Hubbell, age 41, has been Director, Corporate Affairs since September 1997 and Vice President since March 2001. Before joining LP, Mr. Hubbell was employed by International Paper Company beginning in October 1992, first as Communications Director and then as Federal Affairs Manager.

        Joseph B. Kastelic, age 38, has been Vice President, Specialty Products since November 2000 and Vice President, Sales and Specialty Products since January 2001. He previously served as Director, Specialty Building Products from January 1999 to November 2000. From March 1997 to December 1998, Mr. Kastelic was Business Director, Siding/Exterior Products, and from September 1996 to March 1997 served as Marketing Development Manager for new construction and siding. Before joining LP in September 1996, Mr. Kastelic was the Marketing Development Manager at PPG Industries in Pittsburgh, Pennsylvania.

        W. Lee Kuhre, age 55, joined LP in September 2001 as Vice President, Environmental Affairs. Mr. Kuhre was an Assistant Vice President for Science Applications International from 1997 to 2001.

        J. Keith Matheney, age 53, has been Vice President, OSB and Engineered Wood Products since November 2000. He previously served as Vice President, Core Businesses from June 1998 to November 2000, as Vice President, Sales and Marketing from January 1997 to June 1998, as General Manager—Western Division from February 1996 to January 1997, and General Manager—Weather-Seal Division from May 1994 to February 1996.

        Curtis M. Stevens, age 49, has been Vice President, Treasurer and Chief Financial Officer since September 1997. Before joining LP, Mr. Stevens spent 13 years as the senior financial executive of Planar Systems, Inc., a leading manufacturer and supplier of electroluminescent flat panel displays, where he was named Executive Vice President and General Manager in 1996. He also served on the Board of Directors for Planar Systems.

        Michael J. Tull, age 56, has been Vice President, Human Resources since May 1996. Before joining LP, Mr. Tull was employed by Sharp HealthCare, a regional system of hospitals and related facilities in San Diego, California, for more than 10 years, most recently as Corporate Vice President of Employee Quality and Development beginning in 1991.

        Walter M. Wirfs, age 54, has been Vice President, Lumber and Plywood since November 2000, and as Vice President, Manufacturing from March 1999 to November 2000. From January 1998 to March 1999, Mr. Wirfs served as President of Western Wood Products Association. Mr. Wirfs was employed by Willamette Industries, Inc., a forest products company headquartered in Portland, Oregon, for 23 years until December 1997, most recently as Vice President of its Southern and Atlantic Regions.

        Executive officers are elected from time to time by the Board of Directors. Each officer's term of office runs until the meeting of the Board of Directors following the next annual meeting of the stockholders and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

ITEM 2.    Properties

        Information regarding our principal properties and facilities is set forth in the following tables. Information regarding production capacities is based on normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Market conditions, fluctuations in log supply, and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

Structural Products Segment:

ORIENTED STRAND BOARD PANEL PLANTS—NORTH AMERICA (3/8-Inch Basis; 3 Shifts Per Day; 7 Days Per Week)	Square Feet in Millions
Athens, GA	365
Carthage, TX	450
Chambord, Quebec, Canada	510
Dawson Creek, BC, Canada	375
Hanceville, AL	365
Hayward, WI	500
Houlton, ME	260
Jasper, TX	450
Maniwaki, Quebec, Canada	620
Montrose, CO	145
Roxboro, NC	400
Sagola, MI	375
St Michel, Quebec, Canada	510
Swan Valley, Manitoba, Canada	450

Total North American OSB Non-Specialty Capacity (14 plants)	5,775

SOFTWOOD PLYWOOD MILLS (3/8-Inch Basis; 2 Shifts Per Day, 5 days Per Week)	Square Feet in Millions
Bon Wier, TX	250
Cleveland, TX	270
Golden, BC, Canada	150
Logansport, LA	130
Urania, LA	145

Total Softwood Plywood Capacity (5 plants)	945

LUMBER MILLS (1 to 3 Shifts Per Day; 5 Days Per Week)	Board Feet in Millions
Belgrade, MT	90
Bonners Ferry, ID	125
Chambord, Quebec, Canada	30
Chilco, ID	165
Cleveland, TX	55
Deer Lodge, MT	125
Deer Lodge, MT (finger joint)	110
Gwinn, MI	150
Malakwa, BC, Canada	50
Marianna, FL	80
Moyie Springs, ID	160
Sandpoint, ID (drying and resurfacing)	—
Saratoga, WY	95
St. Michel, Quebec, Canada	90
Tacoma, WA	65
West Bay, FL	30

Total Lumber Capacity (15 mills)	1,420

ENGINEERED WOOD PRODUCTS—I-JOIST PLANTS (1 Shift Per Day; 5 Days Per Week)	Lineal Feet in Millions
Hines, OR	32
Red Bluff, CA	42
Wilmington, NC	46

Total I-Joist Capacity (3 plants)	120

ENGINEERED WOOD PRODUCTS—LVL PLANTS (2 Shifts Per Day; 7 Days Per Week)	Cubic Feet in Thousands
Hines, OR	2,300
Golden, BC, Canada	3,000
Wilmington, NC	4,600

Total LVL Capacity (3 plants)	9,900

Exterior Products Segment:

ORIENTED STRAND BOARD SIDING & SPECIALTY PLANTS (3/8-Inch Basis; 3 Shifts Per Day; 7 Days Per Week)	Square Feet in Millions
Newberry, MI	130
Silsbee, TX	345
Tomahawk, WI	135
Two Harbors, MN	140

Total OSB Siding Capacity (4 plants)	750

VINYL SIDING PLANTS	Squares in Millions(1)
Acton, Ontario, Canada	1.8
Holly Springs, MS	1.4

Total Vinyl Siding Capacity (2 plants)	3.2

(1)
A square is defined as 100 square feet of material with an average weight of 32 pounds.

HARDBOARD SIDING PLANT (Surface Measure; 3 Shifts Per Day; 7 Days Per Week)	Square Feet in Millions
Roaring River, NC	215
DECKING—WOOD POLYMERS (Lineal Feet Basis; 1 Shift Per Day; 7 Days Per Week)	Lineal Feet in Millions
Meridian, ID	14
Selma, AL	17

Total Decking Capacity (2 plants)	31

Industrial Panel Products Segment:

PARTICLEBOARD PLANTS (3/4-Inch Basis; 3 Shifts Per Day; 7 Days Per Week)	Square Feet in Millions
Arcata, CA	125
Missoula, MT	155
Silsbee, TX	80

Total Particleboard Capacity (3 plants)	360

MEDIUM DENSITY FIBERBOARD PLANTS (3/4-Inch Basis; 3 Shifts Per Day; 7 Days Per Week)	Square Feet in Millions
Urania, LA	50
HARDBOARD PLANTS (3 Shifts Per Day; 7 Days Per Week)	Square Feet in Millions
Alpena, MI	300
Toledo, OH(a)	—
East River, Nova Scotia, Canada(b)	290

Total Hardboard Capacity (2 plants)	590

(a)
Our finishing and tileboard plant in Toledo, Ohio takes production from the Alpena, MI plant to produce decorative panels and finished tileboard.

(b)
The East River, Nova Scotia, plant produces both hardboard panel products and hardboard siding products.

Other Products Segment:

ORIENTED STRAND BOARD PANEL PLANTS (3/8-Inch Basis; 3 Shifts Per Day; 7 Days Per Week)	Square Feet in Millions
Waterford, Ireland	450
Panguipulli, Chile	130

FACILITIES—OTHER PRODUCTS	Location
Chip mill	Cleveland, TX
Landscape bark plant	New Waverly, TX
Plastic moldings plant	Middlebury, IN
Distribution centers	Conroe, TX and Rocklin, CA

Timber Fee Holdings:

Location / Type	Acres
Fee Timber
Idaho / Fir, Pine	35,100
Louisiana / Pine, Hardwoods	189,900
Montana / Whitewoods	9,500
Texas / Pine, Hardwoods	698,900
Other / Whitewoods, Pine, Hardwoods	2,500

Total Timberland Fee Holdings	935,900

Canadian Timberlands License Agreements	Acres
British Columbia	7,900,000
Manitoba	6,300,000
Nova Scotia	900,000
Quebec	33,600,000

Total Timberlands Under License Agreements in Canada	48,700,000

        In addition to fee-owned timberlands, we have timber cutting rights under long-term contracts (five years and longer) on approximately 42,000 acres, and under shorter term contracts on approximately 195,000 acres, on government and privately owned timberlands in the United States in the vicinities of certain of our manufacturing facilities.

        Our Canadian subsidiaries have arrangements with four Canadian provincial governments which give our subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and forest management agreements, long-term pulpwood agreements, and various other timber licenses. These subsidiaries also obtain wood from private parties in certain cases where the provincial governments require us to obtain logs from private parties prior to harvesting from the licenses to meet raw materials needs.

ITEM 3.    Legal Proceedings

        Certain environmental matters and legal proceedings are discussed below.

ENVIRONMENTAL MATTERS

        In November 2000, our subsidiary Ketchikan Pulp Company ("KPC") finalized a consent decree with the federal government to complete remediation activities at KPC's former pulp mill site and of Ward Cove, a body of water adjacent to the mill site. Total costs for the investigation and remediation of Ward Cove are estimated to cost approximately $7.5 million (of which approximately $5.7 million had been spent at December 31, 2001).

        In connection with the clean up of KPC's former log transfer facilities; the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent remediation standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted that previously closed-out facilities may need to be re-evaluated. We dispute the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate closed-out facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the remediation.

        We are also involved in a number of other environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which we have conducted operations or disposed of wastes. Based on the information currently available, management believes that any fines, penalties or other costs or losses resulting from these matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

COLORADO CRIMINAL PROCEEDINGS

        In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against us in connection with alleged environmental violations, as well as alleged fraud in connection with the submission of unrepresentative oriented strand board (OSB) product samples to an industry product certification agency, by our Montrose (Olathe), Colorado OSB plant. Pursuant to a guilty plea to certain criminal violations entered in May 1998, (i) we paid penalties of $37 million (of which $12 million was paid in 1998 and the balance was paid in the second quarter of 1999), and we were sentenced to five years of probation and (ii) all remaining charges against us were dismissed. The terms of our probation require, among other things, that we not violate any federal, state or local law.

        In December 1995, we received a notice of suspension from the EPA stating that, because of the criminal proceedings pending against us in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the USFS. In April 1998, we signed a Settlement and Compliance Agreement with the EPA. This agreement formally lifted the 1995 suspension imposed on the Montrose facility. The agreement has a term of five years and obligates us to (i) develop and implement certain corporate policies and programs, including a policy of cooperation with the EPA, an employee disclosure program and a policy of nonretaliation against employees, (ii) conduct our business to the best of our ability in accordance with federal laws and regulations and local and state environmental laws, (iii) report significant violations of law to the EPA, and (iv) conduct at least two audits of our compliance with the agreement.

OSB SIDING MATTERS

        In 1994 and 1995, we were named as a defendant in numerous class action and nonclass action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or purchased or used OSB siding manufactured by us. In general, the plaintiffs in these actions alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud and other theories related to alleged defects, deterioration or failure of OSB siding products.

        In June 1996, the U.S. District Court for the District of Oregon approved a settlement between us and a nationwide class composed of all persons who own, have owned, or acquire property on which our OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of ours may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

        A claimant who is dissatisfied with the amount to be paid under the settlement may elect to pursue claims against us in a binding arbitration seeking compensatory damages without regard to the amount of payment calculated under the settlement protocol. A claimant who elects to pursue an arbitration claim must prove his entitlement to damages under any available legal theory, and we may assert any available defense, including defenses that otherwise had been waived under the settlement agreement.

        The settlement requires us to contribute $275 million to the settlement fund. Approximately $273 million of that obligation had been satisfied at December 31, 2001 through cash payments on a discounted basis of approximately $263 million. Our remaining mandatory contributions to the settlement fund are due in June 2002 (approximately $2 million). In addition to our mandatory contributions, at December 31, 2001, we had paid, on a discounted basis, approximately $97 million of the two $50 million optional contributions, at a cost of approximately $68 million, and we have committed to the court that we will make the balance of these two optional contributions when they become due in August 2002. We were entitled to make our mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

        During 2000, we offered eligible claimants the opportunity to receive a pro rata share of a court approved second settlement fund (the "Second Settlement Fund") in satisfaction of their claims. Pursuant to this offer, we paid approximately $115 million from the Second Settlement Fund in satisfaction of approximately $319 million in claims. All of the payments under the Second Settlement Fund have been completed. Claimants who accepted payment from the Second Settlement Fund may not file additional claims under the settlement. Claimants who elected not to participate in the Second Settlement Fund remain bound by the terms of the original settlement.

        At December 31, 2001, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and our remaining mandatory and committed optional contributions to the settlement fund by approximately $117 million. Approximately 8,700 new claims were filed during 2001.

        Based upon the payments that we have made and committed to make, the settlement will continue in effect until at least August 2003. Within 60 days after June 7, 2003, the Claims Administrator shall notify us of the dollar value of all remaining unfunded and approved claims. We shall then have 60 days to notify the Claims Administrator whether we elect to fund all such remaining claims. If we elect to fund those claims, then we will pay by the end of the next 12-month period (2004) the greater of: (i) 50% of the aggregate sum of those claims (with the remaining 50% to be paid by 12 months thereafter in 2005); or (ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims paid 12 months thereafter in 2005). If we elect not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after the date of our election.

        If we make all contributions to the original settlement fund required under the settlement agreement, including all additional optional contributions as described in the immediately preceding paragraph, class members will be deemed to have released us from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, we were required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs.

        A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, we established a claims procedure pursuant to which members of the settlement class could report problems with our OSB siding and have their properties inspected by an independent adjuster, who would measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding was $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. We agreed that the deduction from the payment to a member of the Florida class would not be greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members were entitled to make claims until October 4, 2000. By December 31, 2001, approximately 27,000 Florida class action claims had been paid. No further claims will be accepted or paid under this settlement.

        Throughout the period the above described settlements have been in effect, we have recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the settlements and the various alternatives available to us makes the process of estimating these accruals difficult. In connection with national settlement, the liability recorded at December 31, 2001 represents management's best estimate of the future liability related to the estimated siding claims based upon the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

ABT HARDBOARD SIDING MATTERS

        ABT Building Products Corporation ("ABT"), ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi- Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") have been named as defendants in a conditionally certified class action filed in the Circuit Court of Choctaw County, Alabama, on December 21, 1995 and in nine other putative class action proceedings filed in the following courts on the following dates: the Court of Common Pleas of Allegheny County, Pennsylvania on August 8, 1995; the Superior Court of Forsyth County, North Carolina on December 27, 1996; the Superior Court of Onslow County, North Carolina on January 21, 1997; the Court of Common Pleas of Berkeley County, South Carolina on September 25, 1997; the Circuit Court of Bay County, Florida on March 11, 1998; and the Superior Court of Dekalb County, Georgia on September 25, 1998. ABT and Abitibi have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jasper County, Texas on October 5, 1999. These actions were brought on behalf of various persons or purported classes of persons (including nationwide classes) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief.

        We, the ABT Entities and the Abitibi Entities have also been named as defendants in a putative class action proceeding filed in the Circuit Court of Jackson County, Missouri on April 22, 1999, and we, the ABT Entities and Abitibi have been named as defendants in a putative class action proceeding filed in the District Court of Johnson County, Kansas on July 14, 1999. These actions were brought on behalf of purported classes of persons in Missouri and Kansas, respectively, who own or have purchased hardboard siding manufactured by the defendants. In general, the plaintiffs in these proceedings have claimed breaches of warranty, fraud, misrepresentation, negligence, strict liability and other theories related to alleged defects, deterioration or other failure of such hardboard siding, and seek unspecified compensatory, punitive and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief.

        We acquired ABT in February 1999 and ABT was merged into LP in January of 2001.

        On September 21, 2000, the Circuit Court of Choctaw County, Alabama, under the caption Foster, et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation (No. CV95-151-M), approved a settlement agreement among the defendants and attorneys representing a nationwide class composed of all persons who own or formerly owned homes or, subject to limited exceptions, other buildings or structures on which hardboard siding manufactured by the defendants was installed between May 15, 1975 and May 15, 2000. Except for approximately 30 persons who timely opted out, the settlement includes and binds all members of the settlement class and resolves all claims asserted in the various proceedings described above. Under the settlement agreement, class members who had previously made a warranty claim or had already repaired or replaced their siding had until May 15, 2001 to file a claim; class members whose siding was installed between May 15, 1975 and May 15, 1976 had at least nine months following the date on which the settlement became final and nonappealable to file their claims; and all other class members will have twenty-five years after their siding was installed to file a claim.

        Under the settlement agreement, the defendants will be entitled to elect to make an offer of settlement to an eligible claimant based on the information set forth in the claim submitted by such claimant, and such claimant will be entitled to accept or reject the offer. If an eligible claimant declines the offer, or if no offer is made, such claimant will be entitled to a payment based on an independent inspection. Such payments will be based on a specified dollar amount (calculated on the basis of statewide averages and ranging from $2.65 to $6.21, depending upon the state) per square foot of covered siding that has experienced specified types of damage, subject to reduction based on the age of the damaged siding and any failure to paint the damaged siding within stated intervals (except in the case of damaged siding installed on mobile homes, as to which a uniform 50% reduction will apply in all circumstances). If applicable, payments under the settlement will also be subject to reduction to reflect any warranty payments or certain other payments previously recovered by a claimant on account of the damaged siding. Under the settlement agreement, LP (as successor to ABT) will be required to pay the expenses of administering the settlement and certain other costs.

        ABT and Abitibi were parties to an agreement of an allocation of liability with respect to claims related to siding sold prior to October 22, 1992. On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19 million which was received in July 2001, Louisiana-Pacific Canada Ltd. (LPC), a wholly owned subsidiary of LP, agreed to accept a transfer of all of Abitibi's rights and obligations under the settlement agreement and the allocation agreement; and we and LPC agreed to indemnify and hold harmless Abitibi from any cost of liability arising from its sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement. All of such rights, obligations and liabilities have been assigned to and accepted and assumed by LPC.

        Based on the information currently available and previously recorded reserves, management believes that the resolution of the foregoing ABT hardboard siding matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NATURE GUARD CEMENT SHAKES MATTERS

        We have been named in three putative class action proceedings filed in California in the following courts on the following dates: Superior Court of California, County of Stanislaus, on January 9, 2001 captioned Virgina L. Davis v. Louisiana-Pacific Corporation; Superior Court of California, County of San Francisco, on July 30, 2001 captioned Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation; and Superior Court of California, County of Stanislaus, on September 7, 2001, captioned Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation. The actions were filed on behalf of a purported national class of persons nationwide owning structures on which our Nature Guard Fiber Cement Shakes were installed as roofing. Plaintiffs generally allege product liability, negligence, breach of warranties, unfair business practices, false advertising, fraud, deceit and other theories related to alleged defects, and failure of such cement shakes as well as consequential damages to other components of the structures where the cement shakes were installed. Plaintiffs seek general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

        We have also been named on June 13, 2001 as defendant in a putative class action filed in Superior Court for the State of Washington, Snohomish County, captioned Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation. The action was filed on behalf of a purported national class of persons owning structures on which our Nature Guard Fiber Cement Shakes were installed as roofing. Plaintiffs generally allege nondisclosure, fraudulent concealment and violation of Washington's Consumer Protection Act arising from alleged product defects. Plaintiffs seek compensatory, exemplary and statutory damages, an injunction against marketing or selling the product, a declaration that we are financially responsible for the costs and expenses of repair and replacement of all roofs containing the product, and disgorgement of profits or restitution.

        We no longer manufacture or sell fiber cement shakes, but have established and maintain a claims program for the Nature Guard shakes previously sold. We believe that we have substantial defenses to the foregoing actions and intend to defend them vigorously. At the present time, we cannot predict the potential financial impact of the above actions.

OTHER PROCEEDINGS

        We are parties to other legal proceedings. Based on the information currently available, we believe that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

CONTINGENCY RESERVES

        We maintain reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts that could cause actual costs to vary materially from current estimates. Due to various uncertainties, we cannot predict to what degree actual payments (including payments under the OSB siding litigation settlements or any alternative strategies adopted by us with respect to OSB siding claims) will exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

        For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 8 of the Notes to the financial statements in item 8 in this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of LP's security holders during the fourth quarter of 2001.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The common stock of LP is listed on the New York Stock Exchange with the ticker symbol "LPX". The Dow-Jones newspaper quotations symbol for the common stock is "LaPac." Information regarding the high and low sales prices for the common stock for each quarter of the last two years is included in the table in Item 6 headed "High and Low Stock Prices."

        Information regarding cash dividends paid during 2001 and 2000 is included in the tables in Item 6—headed "2001 Quarterly Data" and "2000 Quarterly Data." Certain financing agreements to which we are a party prohibit us from paying cash dividends on our common stock.

ITEM 6.    Selected Financial Data

	2001	2000
	Dollar Amounts in Millions, Except Per Share
ANNUAL DATA
Net sales	$2,359.7	$2,932.8
Net income (loss)	(171.6)	(13.8)
Net income (loss) per share—basic and diluted	(1.64)	(0.13)
Net cash provided by operating activities	148.7	82.5
Capital expenditures—plants, logging roads and timber (excludes acquisitions)	74.7	220.3
Working capital	183.6	275.9
Ratio of current assets to current liabilities	1.59 to 1	1.73 to 1
Total assets	3,016.8	3,374.7
Long-term debt, excluding current portion	1,152.0	1,183.8
Long-term debt as a percent of total capitalization	51.6%	47.8%
Stockholders' equity	1,080.9	1,295.2
Stockholders' equity per ending share of common stock	10.35	12.41
Number of employees	9,700	11,000
Number of stockholders of record	14,583	15,485
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	YEAR
2001 QUARTERLY DATA
Net sales	$558.5	$649.8	$635.5	$515.9	$2,359.7
Gross profit (loss)(1)	(39.8)	62.4	38.2	(18.4)	42.4
Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	(113.1)	(13.6)	(21.8)	(140.6)	(289.1)
Net income (loss)	(89.4)	(9.7)	(1.7)	(70.8)	(171.6)
Net income (loss) per share—basic and diluted	(0.86)	(0.09)	(.02)	(0.68)	(1.64)
Cash dividends per share	0.14	0.05	0.05	0.00	0.24
2000 QUARTERLY DATA
Net sales	$829.7	$831.5	$702.7	$568.9	$2,932.8
Gross profit (loss) (1)	167.9	152.1	44.4	(29.7)	334.7
Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	96.7	37.7	(31.5)	(117.7)	(14.8)
Net income (loss)	57.7	21.0	(40.9)	(51.6)	(13.8)
Net income (loss) per share—basic and diluted	0.55	0.20	(0.39)	(0.50)	(0.13)
Cash dividends per share	0.14	0.14	0.14	0.14	0.56
HIGH AND LOW STOCK PRICES
2001 High	$12.29	$13.95	$11.84	$9.45	$13.95
Low	9.29	8.55	5.46	6.05	6.05
2000 High	$14.05	$14.65	$11.24	$10.37	$14.65
Low	10.25	10.05	8.17	6.96	6.96

(1)
Gross profit is income before selling and administrative expenses, other operating credits and charges, taxes, minority interest, interest and equity in earnings of unconsolidated affiliate.

        In the first quarter of 2000, we recorded a $5.0 million ($3.1 million after taxes, or $0.03 per diluted share) gain on an insurance recovery for siding related matters and an impairment charge of $3.4 million ($2.1 million after taxes, or $0.02 per diluted share) to reduce the carrying value of a manufacturing facility to its estimated net realizable value.

        In the second quarter of 2000, we recorded a net charge of $38.0 million ($22.7 million after taxes, or $.21 per diluted share) primarily related to an impairment charge to reduce the carrying value of the Samoa pulp mill to its estimated net realizable value, an impairment charge at an MDF facility, a mark to market charge on an interest rate hedge and a gain on an insurance recovery for siding related matters.

        In the third quarter of 2000, we recorded a gain on an insurance recovery of $10.6 million ($6.4 million after taxes, or $.06 per diluted share) related to a 1999 fire at its Athens, Georgia OSB facility. We also recorded gains on the sales of the Mellen, Wisconsin veneer facilities and a former plant site in California that totaled $6.1 million ($3.7 million after taxes, or $.03 per diluted share). In addition, we recorded charges relating to the settlement of an interest rate hedge, additional environmental reserves for sites in Quebec that were acquired in 1999, additional reserves for non-product litigation and impairment charges relating to several facilities which will be permanently closed totaling $17.8 million ($10.7 million after taxes, or $.10 per diluted share).

        In the fourth quarter of 2000, we recorded a net charge of $15.4 million ($9.4 million after taxes, or $.09 per share) associated with the permanent closure or planned sale of several high-cost non-competitive mills. Additionally, we recorded impairment charges of $15.4 million ($9.4 million after taxes, or $.09 per share) related to other assets held. We also recorded $2.3 million ($1.3 million after taxes, or $.01 per share) of severance charges related to a reorganization of administrative functions.

        In the first quarter of 2001, we recorded a loss of $10.1 million ($6.2 million after taxes, or $0.06 per diluted share) associated with impairment charges on assets held. We also recorded a net loss of $2 million ($1.2 million after taxes, or $0.01 per diluted share) for additional reserves for non-product litigation.

        In the second quarter of 2001, we recorded a loss of $2.0 million ($1.2 million after taxes, or $0.01 per diluted share) associated with the impairment of an equity investment.

        In the third quarter of 2001, we recorded a gain of $1.6 million ($0.9 million after taxes, or $0.01 per diluted share) from the sale of pollution credits associated with closed mills. We also recorded severance charges of $0.5 million ($0.3 million after tax, or $0.0 per diluted share) associated with certain corporate restructurings.

        In the fourth quarter of 2001, we recorded other operating credits and charges of $54 million ($32.9 million after taxes or $0.32 per diluted share). Included in this number, we recorded a charge of $37.6 million ($23.1 million after taxes, or $0.22 per diluted share) associated with the impairment, severance and environmental expenses due to the indefinite closure of the Chetwynd pulp mill. Additionally, we recorded impairment charges of $10.1 million ($6.0 million after taxes, or $0.06 per diluted share) related to other assets held. We also recorded $4.7 million ($2.9 million after taxes, or $0.03 per diluted share) of severance charges related to certain corporate restructurings. We also recorded a gain of $4.6 million ($2.8 million after taxes, or $0.03 per diluted share) from the sale of pollution credits associated with closed mills. Due to the recent bankruptcy filing of Enron, we were required to record a mark-to-market adjustment on several energy contracts of $6.1 million ($3.7 million or $0.04 per diluted share), as future physical delivery of the energy was no longer deemed probable.

Financial Summary

	Year Ended December 31
	2001	2000	1999	1998	1997
	Dollar Amounts in Millions, Except Per Share
SUMMARY INCOME STATEMENT DATA(1)
Net sales	$2,359.7	$2,932.8	$3,071.6	$2,451.1	$2,563.5
Gross profit(2)	42.4	334.7	596.5	257.9	91.9
Interest, net	(59.8)	(43.1)	(11.9)	(12.8)	(29.0)
Provision (benefit) for income taxes	(112.4	(11.5)	139.5	14.4	(44.4)
Net income (loss)	(171.6)	(13.8)	216.8	2.0	(101.8)
Net income (loss) per share—basic and diluted	(1.64)	(0.13)	2.04	0.02	(0.94)
Cash dividends per share	0.24	0.56	0.56	0.56	0.56
Average shares of common stock outstanding (millions)
Basic	104.4	104.1	106.2	108.4	108.5
Diluted	104.4	104.1	106.2	108.6	108.5
SUMMARY BALANCE SHEETS
Current assets	$493.1	$654.1	$739.4	$612.1	$596.8
Timber and timberlands, at cost less cost of timber harvested	563.1	590.6	611.1	499.0	634.2
Property, plant and equipment, net	1,133.4	1,308.8	1,334.0	913.3	1,191.8
Notes receivable from asset sales	403.8	403.8	403.8	403.8	49.9
Goodwill and other assets	423.4	417.4	399.9	90.9	105.7

Total assets	$3,016.8	$3,374.7	$3,488.2	$2,519.1	$2,578.4

Current liabilities	$309.5	$378.2	$540.7	$366.6	$319.3
Long-term debt, excluding current portion	1,152.0	1,183.8	1,014.8	459.8	572.3
Deferred income taxes and other	474.4	517.5	572.7	469.9	400.6
Stockholders' equity	1,080.9	1,295.2	1,360.0	1,222.8	1,286.2

Total liabilities and stockholders' equity	$3,016.8	$3,374.7	$3,488.2	$2,519.1	$2,578.4

KEY FINANCIAL TRENDS
Working capital	$183.6	$275.9	$198.7	$245.5	$277.5

Plant and logging road additions(3)	$69.2	$187.7	$88.3	$77.8	$106.2
Timber additions, net	5.5	32.6	29.6	44.7	49.7

Total capital additions	$74.7	$220.3	$117.9	$122.5	$155.9

Long-term debt as a percent of total capitalization	52%	48%	43%	27%	31%
Income (loss) as a percent of average equity	(14)%	(1)%	17%	—	(8)%

(1)
Includes other operating credits and charges. See the Notes to the financial statements in Item 8 of this report.

(2)
Gross profit (loss) is income (loss) before selling and administrative expenses, other operating credits and charges, income taxes, minority interest, interest and equity in earnings of unconsolidated affiliate.

(3)
Excludes acquisitions.

ITEM 7.    Management's Discussion and Analysis

CRITICAL ACCOUNTING POLICIES

        Presented in Note 1 of Notes to financial statements in Item 8 of this report is a discussion of our significant accounting policies. The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas. While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results:

        Inventory valuation.    We use LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost.

        Timber and timberlands.    We use an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Additionally, included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocation for Le Groupe Forex (Forex) and the assets of Evans Forest Products (Evans). This allocation was based upon appraised values.

        Property, plant and equipment.    We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of equipment over the estimated units that will be produced during a conservative estimate of its useful life.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

        Throughout the preparation of the financial statements, we employ significant judgments in the selection and application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2001, these significant accounting estimates and judgments include:

        Legal contingencies.    Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. With respect to OSB siding claims subject to our nationwide class action settlement, these judgments and assumptions relate to, among other things: the timing and magnitude (in terms of both the number of claims and the square footage of damaged siding) of additional claims; the extent to which claims may be resolved through means other than those provided for in the settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. In making these judgments and assumptions, we consider, among other things, discernible trends in the rate of claims assertion and related damage estimates, information obtained through consultation with statisticians, including statistical analyses of potential outcomes based on experience to date, the experience of third parties who have been subject to product-related claims judged to be comparable and our potential ability to resolve claims for less than their calculated value under the settlement. With respect to other product claims, we have much less historical experience as to both the validity of the claims and the potential means and costs of resolving or disposing of them. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

        Environmental contingencies.    Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions, the specific nature of which varies in light of the particular facts and circumstances surrounding each such contingency. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. In making these judgments and assumptions we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.

        Impairment of Long-Lived Assets.    We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates. In general, losses are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows are future production volumes and pricing of commodity products and future estimates of expenses to be incurred. The prices are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimate of expenses are based upon our expectation that we will continue to reduce product costs that will offset inflationary impacts. When impairment is indicated, the book values of the assets are written down to their estimated fair value. Assets to be disposed of are written down to their estimated fair value, less sales costs. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we may hire independent appraisers to estimate net sales proceeds for us. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of our assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

        Deferred Taxes.    We record deferred tax assets, including net operating loss and other carryover amounts, and deferred tax liabilities. The amounts that we record for these assets (including any related valuation allowances) and liabilities are based upon various judgments, assumptions and estimates, including judgments regarding the tax rates that will be applicable to the deferred tax amounts, the likelihood that we will generate sufficient taxable income or gain to utilize deferred tax assets prior to their expiration, potential future tax liability relating to audits by taxing authorities and the indefinite reinvestment of foreign earnings. Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets and liabilities, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

RESULTS OF OPERATIONS

        We lost $171.6 million ($1.64 per diluted share) in 2001, including pre-tax other operating credits and charges of $67.2 million ($40.9 million after taxes, or $0.39 per diluted share) and the non-cash charge associated with the impairment of the investment in assets and liabilities transferred under contractual arrangement of $42.5 million ($25.6 million after taxes or $0.25 per diluted share). This compares to a loss of $13.8 million ($0.13 per diluted share) in 2000, including net pre-tax other operating charges and credits of $70.5 million ($42.5 million after taxes, or $0.41 per diluted share) and $5.3 million ($3.3 million after taxes, or $.04 per diluted share) included in the Equity in (earnings) losses of unconsolidated affiliate line item. We earned $216.8 million ($2.04 per diluted share) in 1999 including net pre-tax other operating charges and credits of $8.2 million ($5.1 million after taxes, or $.05 per diluted share). The other operating credits and charges for all three years are discussed in further detail in Note 7 of the Notes to the financial statements included in Item 8 of this report. Excluding the effects of other operating credits and charges, we lost $104.8 million in 2001 ($1.00 per diluted share), earned $32.1 million ($.31 per diluted share) in 2000 and earned $221.9 million ($2.09 per diluted share) in 1999.

        Sales in 2001 were $2.4 billion, a decline of 17% from 2000 sales of $2.9 billion. Sales in 2000 were 5% lower than 1999 sales of $3.1 billion.

        Reduced pricing for our building products and the threat of slowing housing markets factored negatively into our results for 2001 and 2000. Softening demand, along with higher industry capacity, resulted in reduced market prices for structural panels (oriented strand board (OSB), plywood and lumber). For 2000 as compared to 1999, the market-related decrease in sales was partially offset by the inclusion for a full year of the operations of ABT Building Products Corporation (ABT), which we acquired in late February 1999, Le Group Forex Inc. (Forex), which we acquired in September 1999 and certain assets of Evans Forest Products Ltd. (Evans), which were acquired in November 1999. ABT expanded our product offerings in the Exterior Products segment with hardboard and vinyl siding; expanded our Industrial Panels products segment with decorative hardboard and added plastic moldings to our Other Products segment. Forex added OSB capacity on the East Coast of North America to our Structural Products Segment, helping to fill a geographic gap. Evans added to our laminated veneer lumber (LVL), cedar decking and plywood production capacities, all of which are part of our Structural Products segment.

        We operate in five major business segments: Structural Products, Exterior Products, Industrial Panel Products, Other Products, and Pulp. Structural Products is the most significant segment, accounting for approximately 60% or more of net sales in 2001, 2000, and 1999. During 2001, we continued our plan to exit the pulp business through the indefinite closure of our Chetwynd, British Columbia pulp mill (see Note 7 of the Notes to the financial statements in item 8 of this report). Our results of operations are discussed below for each of these segments separately. Additional information about the factors affecting these segments is presented in Item 1 under the heading "Segment and Price Trend Data."

        Most of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, or will increase or decrease in the future because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. We are not able to determine to what extent, if any, we will be able to pass any future increases in the price of raw materials on to customers through product price increases.

        Demand for the majority of our products is subject to cyclical fluctuations over which we have no control. Demand for our building products is heavily influenced by the level of residential construction activity and the repair and remodeling markets, both of which are subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors. These cyclical fluctuations in demand are unpredictable and may have substantial effects on our results of operations.

Selected Segment Data

	Year Ended December 31
	2001	2000	1999	01-00	00-99
				Increase (Decrease)
	Dollars Amounts in Millions
TOTAL SALES
Structural products	$1,520	$1,817	$1,876	(16.3)%	(3.1)%
Exterior products	359	329	276	9.1%	19.1%
Industrial panel products	199	287	300	(30.7)%	(4.2)%
Other products	235	348	477	(32.5)%	(26.9)%
Pulp	47	152	143	(68.4)%	5.9%

Total sales	$2,360	$2,933	$3,072	(19.5)%	(4.5)%

OPERATING PROFIT (LOSS)
Structural products	$(1)	$176	$440	(100.6)%	(60.7)%
Exterior products	16	19	53	(15.8)%	(63.8)%
Industrial panel products	(19)	2	13	n.m.	(86.2)%
Other products	(2)	(12)	(11)	83.3%	(9.1)%
Pulp	(27)	13	(15)	(307.7)%	183.3%
Other operating credits and charges, net	(67)	(71)	(8)	5.6%	n.m.
Loss related to assets and liabilities transferred under contractual arrangement	(43)	—	—	n.m.	n.m.
General corporate and other expense, net	(86)	(99)	(103)	13.1%	3.9%.
Interest, net	(60)	(43)	(12)	(39.5)%	(258)%

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	$(289)	$(15)	$357	(1826)%	(1042)%

STRUCTURAL PRODUCTS

        Our structural products segment manufactures and distributes structural panel products, including OSB; plywood; lumber; and EWP, including I-joists and LVL. Our structural products segment also includes our timberlands. The decline in sales for 2001 was primarily due to lower OSB and lumber prices and plywood volumes. The decline in sales for 2000 compared to 1999 was primarily due to lower OSB, plywood and lumber prices, which were partially offset by higher sales volumes resulting from the inclusion of a full year of operations of Forex and Evans that were acquired in late 1999. Percent changes in average sales prices and unit shipments were as follows:

	2001 versus 2000		2000 versus 1999
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(23)%	(3)%	(21)%	17%
Plywood	(2)%	(20)%	(22)%	3%
Lumber	(6)%	(2)%	(19)%	(6)%
LVL	(6)%	9%	(1)%	—
I-Joist	(4)%	3%	(3)%	7%

        We and several of our competitors have announced plans to construct new OSB plants or expand existing facilities, which will add significantly to industry capacity in the next few years. Several of these planned facilities, including two of our planned facilities, have been delayed or cancelled. Anticipation of this additional capacity, combined with a slow-down in the U.S. economy that was forecasted to slow the pace of future housing starts and, therefore, the demand for building products, drove down the average pricing for OSB in both 2001 and 2000. OSB sales volume declined in 2001 compared to 2000 due to our market related downtime and increased in 2000 compared to 1999 primarily as a result of the Forex acquisition.

        The results for our plywood products also declined in 2001. The commodity side of plywood has continued to suffer from market share erosion to OSB in 2001 and 2000, particularly as OSB prices have declined in that period. We have continued to shift production to higher-value products and away from commodity sheathing products. Plywood sales volume declined in 2001 as compared to 2000 due to the closure of one plywood mill and a shift from plywood production to veneer production at two of our remaining mills for use at our LVL facilities or sale on the open market.

        Our lumber sales in 2001 and 2000 declined compared to 2000 and 1999 due to weakened market conditions. The price decreases reflect an oversupply of lumber in North American markets. Decreases in our lumber volumes were primarily related to market-related downtime and the permanent closures in of several sawmills. Sales from the distribution business are shown in the Other Products segment.

        Sales volumes of LVL and I-Joist both increased in 2001 due to increasing market share through the addition of several new customers. In 2000, EWP sales volume increased primarily due to agreements to market products of independent producers. In both 2001 and 2000, we have seen declining prices due to a general overcapacity in the market.

        In 2001, the profitability of our Structural Products segment declined significantly, primarily due to price decreases in our commodity based products. The cumulative effect of the price declines in OSB, lumber and plywood resulted in a loss to this segment of over $220 million. The impact of declining sales prices was offset by improvements in operating efficiencies and reduction in wood costs. In 2000, the profitability of our Structural Products segment declined significantly, primarily as a result of price decreases in OSB, plywood and lumber. Additionally, this segment was negatively impacted by significant increases in resin and energy costs in both 2001 and 2000. Overall, log costs in 2001 declined by approximately 1% and did not change significantly in 2000 compared to 1999. LIFO (last-in first-out) inventory income (expense) adjustments of $4 million in 2001, $10 million in 2000, $(6) million in 1999 are included in the Structural Products segment.

EXTERIOR PRODUCTS

        Our exterior products segment produces and markets wood and vinyl siding and related accessories, composite decking and specialty OSB. Percent changes in average sales prices and unit shipments were as follows:

	2001 versus 2000		2000 versus 1999
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	2%	12%	(1)%	(2)%
Hardboard siding	(7)%	14%	(5)%	(13)%
Vinyl siding	(6)%	6%	—	10%
Commodity OSB	(27)%	(11)%	(14)%	447%

        For 2001 compared to 2000, the increased volume of both our hardboard siding and our OSB-based exterior products was primarily due to capturing additional sales as a result of mill closures by a key competitor. Vinyl pricing declined however volume increased due to the introduction of a new line of vinyl siding products. Composite decking sales significantly increased due to a full year of operations in 2001 versus four months in 2000 (due to the introductory nature of these products, they are not included in the table above). During both 2001 and 2000, one of our specialty OSB facilities produced commodity OSB. This commodity OSB volume declined in 2001 as compared to 2000 primarily due to increasing utilization of this facility to produce OSB-based specialty products. The increase in 2000 of commodity OSB was primarily related to the conversion of a commodity OSB mill into a specialty OSB mill in early 2000. See discussion with Structural Panel Products above as to reasons for declines in the commodity OSB pricing.

        Profitability of our exterior products segment declined in 2001 compared to 2000 due to lower pricing for those specialty OSB products that are closely related to commodity pricing and losses from product introduction and market penetration efforts associated with the composite decking operations. Total profits decreased in 2000 compared to 1999 primarily due to decreased sales prices and significant increase in resin costs associated with both the wood-based siding and vinyl operations.

INDUSTRIAL PANEL PRODUCTS

        Our industrial panel products segment manufactures and distributes particleboard, medium density fiberboard (MDF), and decorative panels. For particleboard, 2001 sales prices declined about 11% compared to 2000 due to weak market conditions and sales volumes declined 4%. For MDF, 2001 volumes declined 75% compared to 2000 and sales prices increased 23%. The significant decline in MDF volume was due to plant closures, fiber supply shortages and increased competition from offshore suppliers. The increase in pricing is due to our focus on a higher percentage of on-grade and value added products. Hardboard sales volumes fell 16% in 2001 with sales prices remaining relatively flat due to reduced demand as a result of product substitution and a lower percentage mix of interior hardboard products of our East River, Nova Scotia facility. Our East River, Nova Scotia facility was utilized to produce more exterior hardboard siding during 2001 (see discussion in exterior products). The primary factors in the decreased profitability of this segment in 2001 were the lower volumes in MDF, higher energy costs and significant increases in wood fiber cost. For 2000 as compared to 1999, decreased demand for particleboard and MDF resulted in relatively flat average sales prices and significant reduction in volumes. During 2000, we permanently closed two MDF facilities and one hardboard facility due to market conditions. Reduced volumes and significant increases in energy costs negatively impacted our 2000 profits in this segment.

OTHER PRODUCTS

        Our other products segment includes plastic molding products, as well as our distribution and wholesale business, wood chips and our OSB plants located in Chile and Ireland. Our other products segment previously included our cellulose insulation business (contributed to a joint venture in August 2000), coatings and specialty chemicals business (sold in December 1999) and our Alaska lumber and logging operations (sold in November 1999). The primary reason for the decrease in sales in our other products segment for 2001 as compared to 2000 was the significant declines in commodity prices that negatively impacted sales and profits of our distribution facilities. Additional declines are related to our Ireland operation that saw depressed pricing due to the oversupply of OSB in Europe. The primary cause of the decrease in sales in our other products segment for 2000 compared to 1999 was the sale of the coatings and specialty chemicals business and the Alaska lumber and logging operations. Additionally, in 2000, significant declines in commodity prices negatively impacted sales and profits of our distribution facilities.

        The operating loss in this segment for 2001 was reduced as compared to 2000 as a result of our contribution of our cellulose insulation operation to a joint venture in August of 2000, reduction in losses in our Alaskan operations and the significant improvement in our distribution business. While sales in the distribution business were lower, due to the prolonged reduced pricing, we were able to increase our profitability. The operating loss in this segment was relatively flat in 2000 compared to 1999.

PULP

        Our pulp segment operations declined significantly in 2001. Sales volumes declined by 67% and sales averages declined by 25%. The decline in pricing was due to reduced demand for pulp in the worldwide market. Volumes declined due to the transfer in mid-February of a controlling interest in our pulp facilities in Samoa, California as described in Note 11 to the Notes to the financial statements included in item 8 of this report as well as the initial market-related curtailment and then indefinite closure of our Chetwynd, British Columbia mill (see discussion in Note 7 of the Notes to the financial statements in item 8 of this report). In addition to the impact of lower pricing and volume, higher costs for energy negatively affected profits of this segment. Comparing 2000 to 1999, our sales volumes declined 18% and our average selling prices rose 48%. For 2000 compared to 1999, the pulp markets temporarily improved as the Asian economy improved and pulp producers closed operations or took downtime. These improved prices significantly improved operating profits.

        Our pulp products represent the majority of our export sales. Therefore, the changes in pulp sales were the primary reason for the decreases in 2001 and 2000 of our export sales. Information regarding our geographic segments and export sales are provided in Note 12 of the Notes to the financial statements included in Item 8 of this report.

GENERAL CORPORATE EXPENSE, NET

        Net general corporate expense was $86 million in 2001 as compared to $99 million in 2000 and $103 million in 1999. The decline in 2001 is primarily related to a continuing focus on cost reduction, including the elimination of numerous mid- to upper level management positions toward the end of the year and reductions in outside professional fees, travel, marketing expenses and other discretionary expenses. The decline in 2000 is primarily related to a reduction in management bonuses tied to company performance.

OTHER OPERATING CREDITS AND CHARGES, NET

        For a discussion of other operating credits and charges, net, refer to Note 1 and 7 of the Notes to the financial statements included in item 8 of this report.

INTEREST, NET

        In 2001, 2000 and 1999, net interest expense was $59.8 million, $43 million and $11.9 million. The increase in interest expense in 2001 over 2000 was due to a higher average level of debt outstanding throughout 2001 compared to 2000 to fund operations as well as increased interest rates due to the addition of our senior subordinated notes. In 2000, net interest expense increased over 1999 due to the indebtedness incurred in connection with the Forex, ABT and Evans acquisitions.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

        In August 2000, together with Casella Waste Systems, Inc., we each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. Subsequent to the formation of the joint venture, GreenFiber recorded a restructuring charge related to the closure of duplicate facilities and other activities associated with streamlining the combined business. Our share of this restructuring charge in 2000 was $5.3 million ($3.3 million after taxes, or $.03 per diluted share). GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. The amortization of goodwill resulting from our 1997 purchase of the contributed assets is reflected in this line item. GreenFiber's operations improved significantly in 2001 due to declines in raw material costs.

INCOME TAXES

        We recorded a tax benefit of $112.4 million in 2001 and $11.5 million in 2000 and a tax provision of $139.5 million in 1999. In 2001, our effective tax rate approximated the statutory rate. For 2000, the effective tax rate differed from the statutory rate primarily due to the effects of non-deductible goodwill (relative to pre-tax income (loss)), reductions in prior year provisions due to closure of prior year tax audits and an increase in the valuation allowance related to foreign tax credits due to expectation of lower future foreign income. Additionally, the income tax effects of our share of the loss of GreenFiber are recorded in this line item while our share of the pre-tax income or loss is recorded in the line item "Equity in earnings (losses) of unconsolidated affiliate." In 1999, our effective tax rate approximated the statutory rates.

LEGAL AND ENVIRONMENTAL MATTERS

        Refer to Note 8 of the Notes to the financial statements included in item 8 of this report for a discussion of certain legal matters involving LP as well as the past and potential future impact on LP. In addition, a more detailed discussion of the significant past charges recorded by LP related to OSB siding litigation and the current status of related settlements follows.

        Background of OSB Siding Litigation. In 1994 and 1995, we were served with numerous individual and class action lawsuits alleging defects in our OSB Siding. Those suits were settled either on an individual basis or pursuant to court approved class action settlements in Florida (the "Florida Settlement") and in Oregon (the "National Settlement").

        The Florida Settlement covered residents of the State of Florida only and had a five year term that terminated on October 4, 2000. As of December 31, 2001, approximately 27,000 approved claims had been paid under the Florida Settlement at an aggregate cost of approximately $76 million. There are no approved, unpaid Florida claims outstanding; and all future liability to Florida claimants on account of OSB siding claims subject to the settlement has been extinguished.

        The National Settlement covered homeowners throughout the United States (except Florida) with our OSB Siding and has a seven year term for filing claims, which ends on December 31, 2002. The National Settlement requires us to make a total of $275 million of mandatory payments to claimants in accordance with an agreed payment schedule. It also provides that if the total amount of claims filed during the first four years of the settlement exceeds $275 million, the settlement terminates unless we make two additional discretionary contributions of $50 million each: the first in August 2001 and the second in August 2002.

        Prior to October 1998, it was apparent that within the first four years of the settlement, the total amount of claims would exceed $275 million. Accordingly, for claimants electing to participate in the program, we proposed an accelerated funding program by which we prepaid, at a discount, the balance of the mandatory payments and substantially all of the $100 million of discretionary payments (the "Early Payment Program"). In addition, we funded a separate $125 million settlement fund from which pro-rata distributions were made to eligible claimants (the "Second Settlement Fund"). Both of these programs were approved by the court and implemented in late 1998 and early 1999.

        By reason of the payments made under the foregoing programs, we have satisfied (or made provision for the satisfaction of) all funding obligations required to keep the National Settlement in effect and binding on all parties in accordance with its terms until at least August 2003.

        At December 31, 2001, approximately 27,000 claims with an aggregate face value of $117 million had been approved and were awaiting payment under the National Settlement. Additional claims will be filed during 2002. Currently, there is no money in the settlement fund to pay the vast majority of those claims. Prior to August 2003, LP must elect whether to pay all remaining approved claims filed prior to January 1, 2003. If LP elects to pay them, it must do so in two equal payments, the first of which is due in August 2004 and the second in August 2005. Upon the payment of those sums, class members will not be able to assert any claims against us for damage to their OSB Siding subject to the settlement, except for claims arising after the termination of the settlement that are covered under our standard written warranty applicable to such siding.

        We are currently exploring the possibility of implementing a program to prepay these claims at a discount in order to extinguish these liabilities within our established reserves. Inherent in the $78 million of reserve for these claims is the assumption that we will settle the claims for less than the calculated value.

        If in August 2003 we elect not to make further payment to the claimants, the unpaid claimants are thereafter released from the terms of the settlement and may pursue their individual legal remedies. In any such subsequent legal proceeding, however, all of the legal defenses waived by us under the settlement are revived and may be asserted by us as defenses.

        As of December 31, 2001, (i) approximately 314,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 299,000 at December 31, 2000, and (ii) approximately 201,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 192,000 at December 31, 2000. The average payment amount for settled claims as of December 31, 2001 and December 31, 2000 was approximately $3,800. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund, the average payment amount for settled claims as of December 31, 2001 was $5,100. The total number of completed claim forms pending (not settled) as of December 31, 2001 was approximately 27,000 (approximately 21,000 at December 31, 2000) while approximately 139,000 claims had been settled (approximately 137,000 at December 31, 2000) and approximately 35,000 claims had been dismissed (approximately 34,000 at December 31, 2000). Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

        Amount and Timing of Accruals.    Our accruals through the periods these settlements were in effect represented management's best estimates of the amounts to be paid based on the information available at the time. However, the unusual nature of the settlements and of the circumstances that surrounded their performance makes the process of estimating these accruals difficult. The Florida Settlement has expired and we were able to complete payments to Florida claimants within our established reserves. In regard to the National Settlement, the liabilities recorded at December 31, 2001 represent management's best estimate of the future liability related to the siding claims based on the most current information available. Numerous factors affect the total amount of the future liability, including,

  •
  Our ability to liquidate the unpaid claims at a discount (see discussion above).

  •
  If an alternative settlement is reached, the cost of its administration, notice and attorney fees.

  •
  The cost and uncertainties of any subsequent class actions that may be brought on behalf of unpaid claimants or the cost of defending against a myriad of individual actions.

  •
  The cost of resolving litigation brought to recover damages arising from the use of OSB Siding (other than damages to the product itself.)

        Although we do not currently anticipate that these or other factors will cause a material change in the recorded liability, there can be no assurance that the ultimate liability will not significantly exceed the recorded liability. No additional accruals were made in 2001, 2000 and 1999. Payments were $12 million, $136 million and $97 million in 2001, 2000 and 1999.

        Insurance Recoveries.    We recorded approximately $17.2 million of insurance recoveries in 2000 related to the OSB siding claims. We do not expect any further insurance recoveries related to OSB Siding claims.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations was $149 million in 2001, $83 million in 2000 and $473 million in 1999. In 2001, the increase in cash provided from operations resulted primarily from declines in inventories, a reduction in the cash outflows for litigation contingencies and income tax refunds received. In 2000, the decline in cash provided by operations resulted primarily from the decline in operating income and increased cash outflows for litigation contingencies, including settlements under the Second Settlement Fund. We paid out $18 million in 2001, $162 million in 2000 and $104 million in 1999 related to litigation settlements.

        Net cash used by our investing activities was $50 million in 2001, including $69 million used for the purchase of capital equipment at existing mills. Our capital expenditures were partially offset by $48 million received from the sale or transfer of assets of including several sawmills, several non-operating facilities, a pulp mill and other equipment. Additionally, we acquired the assets and assumed an operating lease on a sawmill in Northern Idaho. Also, during 2001, we loaned SPC $15.1 million under a secured line of credit (see discussion at Note 11 included in the Notes to the financial statements included in item 8 of this report). Net cash used by investing activities was $261 million in 2000 and was primarily used for acquisitions of capital equipment to improve the efficiencies of existing mills. Additionally, we used $55 million to acquire the selected assets of Sawyer Lumber Company and the assets of Hoff Companies, Inc. We received proceeds of $21 million in 2000 from the sale of several sawmills, a veneer plant and various land sites. Net cash used in investing activities was $783 million in 1999 and was primarily used for the ABT, Forex and Evans acquisitions as well as other capital expenditures. We received proceeds of $74 million in 1999 from the sale of the Alaskan operations and from the sale of the coatings and chemicals business (Associated Chemists, Inc. subsidiary). Capital expenditures for 2002 are estimated to be between $60 million and $70 million.

        In 2001, net cash used in our financing activities was $76 million, compared to net cash provided from financing activities of $101 million in 2000 and $300 million in 1999. In 2001, we borrowed $174 million and repaid $208 million primarily associated with a public debt offering and the repayment of a term loan with a group of banks. The public debt offering consisted of $200 million of 10.875% senior subordinated notes due in 2008 and was completed on August 13, 2001. In 2000, we borrowed $668 million and repaid $502 million primarily associated with a public debt offering and the repayment of bridge loans associated with 1999 acquisitions. The public debt offering consisted of $200 million of 8.875% senior notes due 2010 and $190 million of 8.50% senior notes due 2005 and was completed on August 18, 2000. Additional borrowings financed the acquisitions of selected assets of Sawyer Lumber Company and Hoff Companies, Inc. and payments under the Second Settlement Fund described above. In 1999, we borrowed $629 million, primarily to finance acquisitions, and repaid $225 million of existing debt.

        We expect to be able to meet the future cash requirements of our existing businesses through cash from operations, existing cash balances, existing credit facilities and other capital resources. Cash and cash equivalents totaled $62 million at December 31, 2001 as compared to $38 million at December 31, 2000 and $116 million at December 31, 1999.

        We have a $190 million secured revolving credit facility, under which no borrowings and $44 million of letters of credit were outstanding at December 31, 2001 (available credit at December 31, 2001 was $146 million). This facility is available until January 2004. The $190 million revolving credit facility contains five specific financial covenants (at December 31, 2001), as follows:

  1.
  Minimum required Shareholders Equity, as defined, of approximately $1 billion

  2.
  Maximum debt to capitalization ratio, as defined, of 52.5%

  3.
  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the prior four consecutive quarters of $50 million

  4.
  Minimum collateral coverage ratio, as defined, of two times the committed amount

  5.
  The borrowing base under the receivables securitization facility described below must be at least $50 million and the aggregate financing commitment thereunder must be at least $100 million.

The maximum debt to capitalization ratio will decrease and the minimum EBITDA amounts will increase in future reporting periods. We are also prohibited from certain transactions, including paying cash dividends on or purchasing shares of our common stock.

        Additionally, we have a $25 million (Canadian) secured revolving credit facility, under which no borrowings and $3 million in outstanding letters of credit were outstanding at December 31, 2001 (available credit at December 31, 2001 was $22 million). This facility is available until December 2002, subject to extension at the option of the lender. In addition, the Canadian credit facility contains certain restrictive financial covenants, including a requirement that LPC maintain a minimum current ratio, as defined, of 1.15 to 1.0. Additionally, we, as guarantor, must comply with financial covenants substantially similar to those contained in the $190 million credit facility discussed above.

        We also have an accounts receivable securitization facility of up to $125 million of which $70 million was outstanding at December 31, 2001. The maximum amount available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our unsecured debt rating could cause an amortization event under this facility and trigger cross-defaults in other long term debt agreements.

        As of December 31, 2001, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtness, see the information in Outlook: Issues and Uncertainties, under the captions "Our substantial debt could have important consequences" and "The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings".

        Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $155 million at December 31, 2001, of which $20 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 8 to the financial statements, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

        The table below summarizes our contractual obligations as of December 31, 2001 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long term debt.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	Dollars Amounts in Millions
Long-term debt	$1,189.7	$37.7	$126.0	$260.8	$765.2
Operating leases	60.9	8.1	15.0	12.1	25.7
Unconditional purchase obligation	43.3	6.2	19.1	14.4	3.6
Other long-term obligations	2.0	2.0	—	—	—

Total contractual cash obligations	$1,295.9	$54.0	$160.1	$287.3	$794.5

STOCK REPURCHASE PROGRAM

        As of December 31, 2001, we have reacquired a total of approximately 7.9 million shares for $125 million under an authorization to reacquire up to 20 million shares from time to time in the open market. We had approximately 104 million shares outstanding at year end. Effective November 3, 2001, LP's Board of Directors rescinded this authorization.

DIVIDEND

        On November 5, 2001, we announced that our Board of Directors has suspended the quarterly cash dividend. Combined, these dividend reductions are expected to result in an annual cash savings of approximately $58 million based upon dividend levels in 2000. Our new revolving credit facility prohibits the payment of dividends until the agreement expires or its earlier termination. Prior to that, we announced on May 7, 2001, that our Board of Directors reduced the quarterly dividend to $0.05 a share from $0.14 per share paid in the first quarter of 2001.

POTENTIAL IMPAIRMENTS

        We have a continuing financial interest in Samoa Pacific Cellulose LLC (SPC) (see discussion at Note 11 of the Notes to the financial statements in item 8 in this report) in the form of various classes of preferred equity interests and secured and unsecured receivables. Due to weak pulp markets, SPC has incurred substantial losses from operations and one of its major customers is in the process of liquidation. During 2001, we wrote off our remaining investment in SPC except for the secured amounts with a balance of $15.1 million at December 31, 2001. While we currently believe that the secured receivable from SPC is recoverable based upon the value of underlying collateral, we continue to closely monitor SPC's operating results and financial condition and it is possible that we may be required to record further impairment charges related to SPC in the future. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become our liabilities. We have not recorded an accrual for these liabilities, as we do not believe it is probable that we will incur these liabilities. However it is possible that we may be required to record such an accrual in the future.

        Due to the current market slowdown, we continue to review several mills for potential impairments. We currently believe we have adequate support for the carrying value of each of these mills based upon the future demand and pricing assumptions. However, should the markets for our products deteriorate from December 31, 2001 levels or remain at current levels for an extended period, it is possible that we will be required to record further impairment charges.

        We are currently negotiating with the Quebec government regarding the amount of government-owned timber allotted to us to construct a new OSB facility in the province. These negotiations also involve the timber that has previously been allotted to our sawmill in Lac Bouchette, Quebec. We assigned values to both timber allotments and the existing sawmill in the allocation of our purchase price of Forex in 1999. At December 31, 2001, the net book value of the sawmill was $3.8 million (including timber allotment) and the net book value of the timber allotment for the new facility was $15.6 million. Should these negotiations result in a reduction in the amount of timber allotted to one or both facilities, we may be required to record an impairment charge for some or all of the value assigned to one or both timber allotments and the sawmill. Depending on the outcome of these discussions, we may decide not to proceed with the construction of the new OSB facility.

        Refer to Note 1 in the Notes to the financial statements included in item 8 of this report for a discussion of our accounting policy regarding asset impairments.

OUTLOOK: ISSUES AND UNCERTAINTIES

        Management does not provide public forecasts of future financial performance. However, we do believe that based upon information available from industry sources that we should see improved business conditions over the next several years. Factors that support his view include a favorable interest rate environment, trend of increasing home ownership rates, steady growth of repair and remodeling and the demographics that support more housing and increased sizes. While management is optimistic about our long-term prospects, the following issues and uncertainties should be considered in evaluating our Company.

        Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial conditions and results of operations.    Our operating results reflect the general cyclical pattern of the building products industry. Most of our products, including structural panels and lumber, are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our building products is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principle products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and our principle on our debt.

        We have a high degree of product concentration.    OSB accounted for over 30% of our revenues during fiscal 2001, and we expect OSB sales to continue to account for a substantial portion of our revenues in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

        Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.    According to the APA- The Engineered Wood Association (the "APA"), an industry trade association, total North American OSB annual production capacity increased by about 1 billion square feet in 2001 on a 3/8-inch equivalent basis and is projected to increase by approximately 4.2 billion square feet in the 2002 to 2007 period. The APA has projected that total North American demand for OSB will increase by about 5.1 billion square feet during the 2002 to 2007 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.

        Intense competition in the building products industry could prevent us from increasing or sustaining our net sales and from regaining or sustaining profitability.    The markets for our products are highly competitive. Our competitors range from very large, fully integrated forest and building products firms to smaller firms that may manufacture only one or a few types of products. We also compete less directly with firms that manufacture substitutes for wood building products. Many of our competitors have greater financial and other resources than we do, and certain of the mills operated by our competitors may be lower-cost producers than the mills operated by us.

        Our results of operations may be harmed by increases in raw material costs.    The most significant raw material used in our operations is wood fiber. We currently obtain more than 50% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in the manufacturing processes for our structural and industrial panel products, as well as certain of our vinyl products. Resin product costs are influenced by changes in the prices of raw materials used to produce resins, primarily petroleum products, as well as demand for resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flow.

        Our operations require substantial capital and our capital resources many not be adequate to provide for all of our cash requirements.    Our operations require substantial capital. Although we have invested significantly in the past, and believe that capital expenditures related to our facilities will be less in the foreseeable future, capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may require substantial expenditures. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. Based on our current operations, we believe our cash flow from operations and other capital resources will be adequate to meet our operating needs, capital expenditures and other cash requirements for the foreseeable future. However, we cannot assure you that our capital resources will be adequate for these purposes. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow.

        We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.    Our businesses are subject to many environmental laws and regulations, particularly with respect to the restoration and reforestation of timberlands, discharges of pollutants and other emissions on or into land, water and air, and the disposal and remediation of hazardous substances or other contaminants. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

        Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot assure you that existing or future circumstances or developments with respect to contamination will not require significant expenditures by us.

        We are involved in various environmental matters and legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties.    We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. At December 31, 2001, the estimated approved but unpaid claims under the settlement agreement relating to the class action settlement of our national OSB siding litigation, exceeded the sum of the then-current balance of the related settlement fund and our remaining mandatory contributions to the related settlement fund by approximately $117 million. Consequently, the actual costs we ultimately incur may vary significantly from the estimated costs reflected in our contingency reserves depending on our ability to settle these liabilities at discounted amounts. Moreover, we may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

        We do not maintain insurance for our losses to our standing timber from natural resources or other causes.    The volume and value of timber that can be harvested from our lands or that we may purchase from other sources may be limited by natural disasters such as fire, insect infestation, disease, ice storms, flooding and other weather conditions and other causes. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

        Our substantial debt could have important consequences.    As of December 31, 2001, we had consolidated debt of approximately $1.2 billion. This level of indebtness which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonably terms, if at all; and (4) increase our vulnerability to adverse economic and industry conditions.

        The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings.    Among other things, the covenants require us to comply with or maintain certain financial tests and ratios and restrict our ability to: (1) incur debt; (2) incur liens (3) redeem and/or prepay debt; (4) make acquisitions; (5) make investments, including loans and advances; (6) make capital expenditures; (7) engage in mergers, consolidations or sales of assets; (8) engage in transactions with affiliates; and (9) pay dividends or engage in stock redemptions. Our ability to comply with these covenants is subject to various risks and uncertainties, and events beyond our control which could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, a substantial portion of our debt. Even if we are able to comply with the applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. In addition, specified downgrades in our credit ratings could increase our costs of borrowing and, in the case of our accounts receivable securitization facility, a one-level downgrade by a particular rating agency could (after the passage of six months time or upon a downgrade by another rating agency) result in an amortization event and trigger cross-defaults which could result in the acceleration of the maturity of a substantial portion of our debt.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2001, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.2 million annually.

        Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of its indebtedness, we historically have not entered into material currency rate hedges with respect to its exposure from operations (although it may do so in the future). At December 31, 2001, we had outstanding foreign exchange contracts with notional amounts of $51 million (Canadian) to hedge firm and anticipated purchase commitments, debt payments and firm sales commitments denominated in foreign currencies.

        Most of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. Significant commodity products we sell include; OSB, plywood and lumber. For OSB, with an annual volume of 5.8 billion square feet (3/8" basis) or 4.9 billion feet (7/16" basis), a $1 change in the annual average price on 7/16" basis would change annual pre-tax profits by approximately $4.9 million. For plywood, with an annual volume of 950 million square feet (3/8" basis) or approximately 715 million square feet (1/2" basis), a $1 change in the annual average price on a 1/2" basis would change annual pre-tax profits by approximately $.7 million. For lumber, with an annual volume of 1.4 billion board feet, a $1 change in the annual average price would change annual pre-tax profits by $1.4 million.

        We historically have not entered into material commodity futures and swaps, although it may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31
	2001	2000
	Dollar Amounts in Millions
ASSETS
Current assets:
Cash and cash equivalents	$61.6	$38.1
Receivables, less reserves of $3.2 and $3.7	118.3	129.6
Inventories	213.2	327.5
Prepaid expenses	21.1	22.8
Income tax refunds receivable	37.5	91.5
Deferred income taxes	41.4	44.6

Total current assets	493.1	654.1

Timber and timberlands, at cost less cost of timber harvested	563.1	590.6
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	149.0	163.6
Buildings	314.3	324.7
Machinery and equipment	1,831.7	1,966.7
Construction in progress	60.3	107.8

	2,355.3	2,562.8
Accumulated depreciation	(1,221.9)	(1,254.0)

Net property, plant and equipment	1,133.4	1,308.8

Goodwill, net of amortization	298.3	326.3
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	29.1	—
Other assets	96.0	91.1

Total assets	$3,016.8	$3,374.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$37.7	$39.4
Accounts payable and accrued liabilities	251.8	303.8
Current portion of contingency reserves	20.0	35.0

Total current liabilities	309.5	378.2

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other debt	755.5	787.3

Total long-term debt	1,152.0	1,183.8

Deferred income taxes	235.6	334.0
Contingency reserves, excluding current portion	135.1	126.6
Other long-term liabilities and minority interest	89.7	56.9
Liabilities transferred under contractual arrangement	14.0	—
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value, 200,000,000 shares authorized, 116,937,022 shares issued	117.0	117.0
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	440.8	440.2
Retained earnings	807.6	1,004.3
Treasury stock, 12,358,920 shares and 12,576,172 shares, at cost	(230.6)	(235.1)
Accumulated comprehensive income (loss)	(53.9)	(31.2)

Total stockholders' equity	1,080.9	1,295.2

Total liabilities and stockholders' equity	$3,016.8	$3,374.7

See Notes to Financial Statements.

Consolidated Statements of Income

	Year Ended December 31
	2001	2000	1999
	Dollar Amounts in Millions, Except Per Share
Net sales	$2,359.7	$2,932.8	$3,071.6
Operating costs and expenses:
Cost of sales	2,122.1	2,362.6	2,272.5
Depreciation and amortization	170.2	184.4	156.3
Cost of timber harvested	25.0	51.1	45.7
Selling and administrative	164.4	234.7	219.4
Other operating credits and charges, net	67.2	70.5	8.2
Loss related to assets and liabilities transferred under contractual arrangement	42.5	—	—

Total operating costs and expenses	2,591.4	2,903.3	2,702.1

Income (loss) from operations	(231.7)	29.5	369.5

Non-operating income (expense):
Interest expense, net of capitalized interest	(95.6)	(81.0)	(47.9)
Interest income	35.8	37.9	36.0
Foreign exchange gains (losses)	2.4	(1.2)	(0.6)

Total non-operating income (expense)	(57.4)	(44.3)	(12.5)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	(289.1)	(14.8)	357.0
Provision (benefit) for income taxes	(112.4)	(8.1)	139.5
Minority interest in net income (loss) of consolidated subsidiaries	(5.1)	—	0.7
Equity in (earnings) loss of unconsolidated affiliate	—	7.1	—

Net income (loss)	$(171.6)	$(13.8)	$216.8

Net income (loss) per share—basic and diluted	$(1.64)	$(0.13)	$2.04

Cash dividends per share of common stock	$0.24	$0.56	$0.56

Average shares of common stock outstanding (millions) basic and diluted	104.4	104.1	106.2

See Notes to Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2001	2000	1999
	Dollar Amounts in Millions
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(171.6)	$(13.8)	$216.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	195.2	235.5	202.0
Other operating credits and charges, net	63.9	85.6	8.2
Cash settlements of contingencies, net of cash received	(17.6)	(162.4)	(104.0)
Loss on assets and liabilities transferred under contractual arrangement	42.5	—	—
Other adjustments	(5.6)	14.5	20.4
Decrease (increase) in receivables	8.3	67.5	7.0
Decrease (increase) in inventories	97.0	(37.4)	13.5
Decrease (increase) in income tax refunds receivable	54.0	(91.5)	46.0
Decrease (increase) in prepaid expenses	1.6	(3.0)	(5.9)
Increase (decrease) in accounts payable and accrued liabilities	(41.4)	(0.4)	12.7
Increase (decrease) in income taxes payable	—	(8.3)	2.6
Increase (decrease) in deferred income taxes	(77.6)	(3.8)	53.3

Net cash provided by operating activities	148.7	82.5	472.6

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(69.2)	(187.7)	(88.3)
Timber and timberland additions	(5.5)	(32.6)	(29.6)
Proceeds from asset sales	25.1	20.5	74.2
Proceeds from transfer of assets and liabilities under contractual arrangement	22.4	—	—
Cash loaned under credit facility related to assets and liabilities transferred under contractual arrangement	(15.1)	—	—
Acquisitions, including replacement of debt	(6.9)	(54.7)	(726.1)
Other investing activities, net	(.4)	(6.6)	(13.6)

Net cash used in investing activities	(49.6)	(261.1)	(783.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings, including net increase in revolving borrowings	174.0	667.6	629.3
Repayment of long-term debt	(207.5)	(502.4)	(224.6)
Cash dividends	(25.1)	(58.3)	(59.2)
Purchase of treasury stock	—	(11.3)	(47.9)
Other financing activities, net	(17.0)	5.1	2.7

Net cash provided by (used in) financing activities	(75.6)	100.7	300.3

Net increase (decrease) in cash and cash equivalents	23.5	(77.9)	(10.5)
Cash and cash equivalents at beginning of year	38.1	116.0	126.5

Cash and cash equivalents at end of year	$61.6	$38.1	$116.0

See Notes to Financial Statements.

Consolidated Statements of Stockholders' Equity
Dollar and Share Amounts in Millions, Except Per Share Amounts

	Common Stock		Treasury Stock
					Additional Paid In Capital	Retained Earnings	Loans to ESOTs	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 1998	116.9	$117.0	9.7	$(204.0)	$465.4	$918.8	$(28.8)	$(45.6)	$1,222.8
Net income	—	—	—	—	—	216.8	—	—	216.8
Cash dividends, $0.56 per share	—	—	—	—	—	(59.2)	—	—	(59.2)
Issuance of shares for employee stock plans and for other purposes	—	—	(1.2)	23.6	(20.0)	—	—	—	3.6
Purchase of treasury stock	—	—	3.5	(47.9)	—	—	—	—	(47.9)
Employee Stock Ownership Trust contribution	—	—	—	—	—	—	21.9	—	21.9
Other comprehensive income	—	—	—	—	—	—	—	2.0	2.0
BALANCE AS OF DECEMBER 31, 1999	116.9	117.0	12.0	(228.3)	445.4	1,076.4	(6.9)	(43.6)	1,360.0

Net income (loss)	—	—	—	—	—	(13.8)	—	—	(13.8)
Cash dividends, $0.56 per share	—	—	—	—	—	(58.3)	—	—	(58.3)
Issuance of shares for employee stock plans and for other purposes	—	—	(0.3)	4.5	(5.2)	—	—	—	(0.7)
Purchase of treasury stock	—	—	0.9	(11.3)	—	—	—	—	(11.3)
Employee Stock Ownership Trust contribution	—	—	—	—	—	—	6.9	—	6.9
Other comprehensive income	—	—	—	—	—	—	—	12.4	12.4

BALANCE AS OF DECEMBER 31, 2000	116.9	117.0	12.6	(235.1)	440.2	1,004.3	—	(31.2)	1,295.2

Net income (loss)	—	—	—	—	—	(171.6)	—	—	(171.6)
Cash dividends, $0.24 per share	—	—	—	—	—	(25.0)	—	—	(25.0)
Issuance of shares for employee stock plans and for other purposes	—	—	(0.2)	4.5	0.6	—	—	—	5.1
Other comprehensive loss	—	—	—	—	—	—	—	(22.7)	(22.7)

BALANCE AS OF DECEMBER 31, 2001	116.9	$117.0	12.4	$(230.6)	$440.8	$807.6	$—	$(53.9)	$1,080.9

See Notes to Financial Statements.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature Of Operations

        Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Ireland through foreign subsidiaries and joint ventures. The principal customers for the Company's building products are retail home centers, builders, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia, Europe and South America.

        During 2001, LP transferred ownership or indefinitely closed its pulp operations. In years prior to 2001, LP marketed and manufactured pulp. The principle customers for its pulp products were brokers in Asia and Europe, with minor sales occurring in North America.

        A significant portion of LP's sales are derived from wood-based structural products, including oriented strand board, plywood, lumber, engineered I-joists and laminated veneer lumber. See Note 12 below for further information regarding LP's products and segments.

Use Of Estimates In The Preparation Of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in the Notes entitled "Income Taxes," "Retirement Plans and Postretirement benefits," "Shareholders Equity," "Other Operating Credits and Charges, Net" and "Contingencies".

Consolidation

        The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Intercompany transactions and accounts are eliminated in consolidation. Investments in affiliates, owned 20% to 50% inclusive, are accounted for under the equity method. LP's share of earnings of such investments is shown in the income statement under the heading "Equity in (earnings) loss of unconsolidated affiliate".

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

Cash And Cash Equivalents

        LP considers all highly liquid securities with maturities of three months or less at the time of purchase to be cash equivalents. Included in other assets is $8.2 million of restricted cash, which is serving as compensating balances, associated with various agreements.

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

Inventory

        Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

December 31	2001	2000
	Dollar Amounts in Millions
Logs	$68.5	$104.0
Other raw materials	33.5	48.6
Finished products	127.2	190.3
Supplies	18.8	21.3
LIFO reserve	(34.8)	(36.7)

Total	$213.2	$327.5

        A reduction in LIFO inventories in 2001, 2000 and 1999 resulted in a reduction of cost of sales of $5.7 million, $12.9 million and $8.8 million.

Timber And Timberlands

        LP follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Cost of timber harvested includes not only the cost of fee timber, but also the amortization of the cost of long-term timber deeds and licenses.

        Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocation for Le Groupe Forex (Forex) and the assets of Evans Forest Products (Evans) (see Note 10 for a discussion of acquisitions). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the original life of the license.

        The major asset classifications included in timber and timberlands are as follows:

December 31	2001	2000
	Dollar Amounts in Millions
Fee timber and timberlands and timber deeds	$405.3	$432.3
Forest licenses	121.2	126.2
Deposits and other	36.6	32.1

Total	$563.1	$590.6

Property, Plant And Equipment

        LP principally uses the units of production method of depreciation for machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line lives for the principal classes of property range from five to twenty years.

        Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

        LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2001, 2000, and 1999 was $1.1 million, $1.1 million and $0.3 million.

Asset Impairments

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) and goodwill are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future net cash flows. These undiscounted cash flows are based upon management's estimate of future cash inflows and outflows. The key assumptions in estimating these cash flows are future pricing of commodity products and future estimates of expenses to be incurred. When impairment is indicated, the book values of the assets are written down to their estimated fair value. Assets to be disposed of are written down to their estimated fair value, less sales costs. See Note 7 below for a discussion of charges in 2001, 2000, and 1999 related to impairments of property, plant and equipment.

Deferred Income Taxes

        Deferred income taxes, reflecting the impact of temporary differences between assets and liabilities recognized for financial reporting and tax purposes, are based upon tax laws enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 3 below for further discussion of deferred taxes.

Stock-Based Compensation

        Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Derivative Financial Instruments

        To reduce foreign currency exchange and interest rate risks, LP utilizes derivative financial instruments. LP has established policies and procedures for risk assessment and approving, reporting and monitoring of derivative financial instrument activities. Gains and losses on forward exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on the hedged transactions are recorded in the income statement. In general, LP does not utilize financial instruments for trading or speculative purposes.

        LP utilizes forward purchase contracts in the normal course of its operations as a means of managing price risks on the purchase of energy. These contracts generally meet the definition of "normal purchases" under SFAS No. 133, as amended, and are therefore not required to be recorded at fair value. However, in the event that a contract does not meet the definition of a "normal purchase" as a result of LP's inability to use all of the energy under the contract, LP records such contracts at fair value with the corresponding gain or loss recorded in Cost of Sales (which resulted in a loss of $3.3 million for the year ended December 31, 2001). In the event that a contract does not meet the definition of a "normal purchase" as a result of unforeseen circumstances outside of LP's control, LP records such contracts at fair value with the corresponding gain or loss recorded in Other Operating Credits and Charges, net (which resulted in losses of $6.1 million for the year ended December 31, 2001).

Foreign Currency Translation

        The functional currency for the majority of the Company's foreign subsidiaries is the U.S. dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. In cases where the local currency is the functional currency, translation adjustments (which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement) are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders' Equity.

Goodwill

        Goodwill has resulted from acquisitions and, prior to January 1, 2002, was being amortized on a straight-line basis over periods ranging from 5 to 15 years. Historically, the amortization period of goodwill was periodically reviewed by the Company. Accumulated amortization was $67.3 million and $39.8 million at December 31, 2001 and 2000.

Notes Receivable From Asset Sales

        Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable (which are unsecured) provide collateral for LP's limited recourse notes payable (see Note 4 below).

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

        LP believes the fair value of these notes at December 31, 2001 and 2000 was approximately $392 million and $391 million, respectively.

        LP monitors the collectibility of these notes on a regular basis.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss), cumulative translation adjustments and additional minimum pension liability adjustments.

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Net income (loss)	$(171.6)	$(13.8)	$216.8
Currency translation adjustment	(0.1)	1.5	1.7
Pension minimum liability adjustment	(22.6)	10.9	—
Other	—	—	0.3

Comprehensive income (loss)	$(194.3)	$(1.4)	$218.8

Revenue Recognition

        Revenue is primarily recognized when customers receive products and title has passed in accordance with Staff Accounting Bulletin No. 101—Revenue Recognition in the Financial Statements.

Supplemental Cash Flow Information

        Cash paid during 2001, 2000, and 1999 for interest (net of capitalized interest) was $90.5 million, $67.4 million and $46.2 million. Net cash paid (received) during 2001, 2000, and 1999 for income taxes was $(66.0) million, $92.1 million and $39.3 million.

        During 2000, LP and Casella Waste Systems, Inc. contributed most of the assets of their respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. LP's contribution, which was transferred at book value, was approximately $28 million.

Other Operating Credits And Charges, Net

        LP classifies significant amounts that management considers to be unrelated to core operating activities as Other Operating Credits and Charges in the income statement. Such items include, but are not limited to, amounts related to restructuring charges (including asset impairment and severance charges), charges to establish litigation or environmental reserves, gains from insurance recoveries, gains or losses from settlements with governmental or other organizations and gains or losses related to asset disposals. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management's judgment. See Note 7 below for a discussion of specific amounts in 2001, 2000, and 1999.

Prospective Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, these indefinite life assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS 142 will be effective for LP beginning January 1, 2002. LP has until June 30, 2002 to determine if any indefinite life intangible assets are impaired as of January 1, 2002 and until December 31, 2002 to determine the amount of any such impairment. If an impairment is deemed to exist, the charge will be recorded as of

January 1, 2002. Management is currently evaluating the impact of this statement. LP's goodwill amortization for 2001 was approximately $27.5 million ($4.6 million of which was recorded in Equity in earnings (losses) of unconsolidated affiliate in the Income Statement).

        In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Additionally, in August of 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS 121. SFAS 143 will be effective for LP beginning January 1, 2003. SFAS 144 will be effective for LP beginning January 1, 2002. Management is currently evaluating the impact of these statements.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

December 31	2001	2000
	Dollar Amounts in Millions
Accounts payable	$146.9	$189.9
Salaries and wages payable	30.5	36.4
Taxes other than income taxes	9.8	8.0
Workers' compensation	13.8	15.9
Other accrued liabilities	50.8	53.6

	$251.8	$303.8

3.    INCOME TAXES

        Income (loss) before taxes, minority interest and equity in income (loss) of unconsolidated affiliate was taxed in domestic and foreign jurisdictions, as follows:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Domestic	$(271.4)	$(37.9)	$260.5
Foreign	(17.7)	23.1	96.5

	$(289.1)	$(14.8)	$357.0

        Provision (benefit) for income taxes includes the following:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Current tax provision (benefit):
U.S. federal	$(31.8)	$(22.4)	$45.8
State and local	(2.2)	(5.9)	12.9
Foreign	(3.3)	18.5	23.6

Net current tax provision (benefit)	$(37.3)	$(9.8)	$82.3

Deferred tax provision (benefit):
U.S. federal	$(54.5)	$4.6	$65.7
State and local	(9.4)	0.5	6.9
Foreign	(11.2)	(3.4)	(15.4)

Net deferred tax provision (benefit)	$(75.1)	$1.7	$57.2

        The income tax effects of LP's share of the income or loss of GreenFiber in 2001 and 2000 are recorded in the line item "Provision (benefit) for income taxes" in LP's consolidated income statement, while LP's share of the pre-tax loss is recorded in the line item "Equity in earnings (loss) of unconsolidated affiliate."

        The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

December 31	2001	2000
	Dollar Amounts in Millions
Property, plant and equipment	$109.1	$173.2
Timber and timberlands	152.2	159.7
Inventories	(4.6)	(5.3)
Accrued liabilities	(97.4)	(82.8)
Contingency reserves	(24.0)	(44.6)
Benefit of capital loss and NOL carryovers	(78.6)	(30.8)
Benefit of foreign ITC carryover	(7.4)	(19.3)
Benefit of U.S. alternative minimum tax credit	(18.3)	(20.8)
Installment sale gain deferral	147.7	147.7
Other	3.3	(2.3)
Valuation allowance	12.2	14.7

Net deferred tax liability	194.2	289.4
Net current deferred tax assets	(41.4)	(44.6)

Net non-current deferred tax liabilities	$235.6	$334.0

        A subsidiary of LP, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$19 million (Canadian dollars). These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$4 million in 2003, C$13 million in 2004 and C$2 million in 2005. The $79 million of capital loss and net operating loss (NOL) carryover amount included in the above table consists of $42 million of federal NOL carryovers which will expire in 2016; $21 million of state NOL carryovers which will expire in various years through 2015; $4 million of Canadian NOL carryovers which will expire in 2005; and $12 million of Canadian capital loss carryovers which may be carried forward indefinitely. LP has recorded a valuation allowance against the entire Canadian capital loss carryover amount. The change in the valuation allowance from 2000 to 2001 primarily represents the Canadian investment tax credits that expired in 2001.

        U.S. taxes have not been provided on foreign subsidiaries' earnings of approximately $103.1 million which are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical.

        The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

Year Ended December 31	2001	2000	1999
Federal tax rate	(35)%	(35)%	35%
State and local income taxes	(4)	(9)	3
Other foreign tax effects	(3)	—	—
Nondeductible goodwill amortization	3	41	1
Revisions to estimates recorded in prior years	—	(67)	—
Nonconsolidated subsidiaries taxed as partnership	—	(15)	—
Change in valuation reserve	—	29	—
Other, net	—	(1)	—

	(39)%	(55)%	39%

4.    LONG-TERM DEBT

		December 31,
	Interest Rate at Dec. 31, 2001
		2001	2000
	Dollar Amounts in Millions
Debentures:
Senior notes, maturing 2005, interest rates fixed	8.5%	$189.5	$189.3
Senior notes, maturing 2010, interest rates fixed	8.875	199.2	199.1
Senior subordinated notes, maturing 2008, interest rates fixed	10.875	200.0	—
Bank credit facilities:
Revolving credit facility, repaid in 2001, interest rate variable		—	107.4
Revolving credit facility, payable in 2004, interest rate variable		—	—
Term loan, repaid in 2001, interest rate variable		—	170.0
Chilean revolving credit facility, payable in 2005, interest rate variable	4.0	6.5	—
Canadian revolving credit facility, payable in 2002, interest rates variable		—	—
Limited recourse notes payable:
Senior notes, payable 2008-2012, interest rates fixed	7.1 - 7.5	47.9	47.9
Senior notes, payable 2006-2018, interest rates fixed	6.8 - 7.3	348.6	348.6
Project bank financing:
Waterford, Ireland, OSB plant, payable in Irish pounds through 2002, interest rate variable	4.25	5.0	7.1
Project revenue bond financings, payable through 2022, interest rates variable	1.6 - 7.1	39.3	39.3
Other financings:
Accounts receivable securitization, payable in 2004, interest rate variable	2.1	70.0	—
Notes payable to former Forex shareholders, payable in Canadian dollars annually through 2003, interest rate variable	4.5	63.6	101.5
Other, interest rates vary		20.1	13.0

Total		1,189.7	1,223.2
Current portion		(37.7)	(39.4)

Net long-term debt		$1,152.0	$1,183.8

        LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimates the limited recourse notes payable have a fair value of approximately $378 million and $383 million at December 31, 2001 and 2000. LP estimates the Senior notes maturing in 2005 and 2010 have a fair market value of $188.1 million and $198.0 million at December 31, 2001 and $187.2 million and $193.2 million at December 31, 2000 based upon market quotes. LP estimates the Senior subordinated notes have a fair market value of $197.0 million at December 31, 2001.

        The underlying assets of the related manufacturing facility typically secure project bank and project revenue financings. For one project in Louisiana, a portion of the timberlands adjacent to the facility also provides security for the loan.

        In 1997, LP issued $47.9 million of senior debt in a private placement to institutional investors. The notes mature in principal amounts of $20 million in 2008, $20 million in 2009, and $7.9 million in

2012. They are secured by $49.9 million in notes receivable from Sierra Pacific Industries. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.

        LP issued $348.6 million of senior debt in June 1998 in a private placement to institutional investors. The notes mature in principal amounts of $69.7 million in 2006, $53.5 million in 2008, $113.4 million in 2010, $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $353.9 million of notes receivable from Simpson Timber Company. Pursuant to the terms of the notes payable, in the event of a default by Simpson, LP would be liable to pay only 10% of the indebtness represented by the notes payable.

        In April 2000, LP's shelf registration statement filing for $750 million of debt securities was declared effective. This registration allows for debt securities to be offered from time to time in one or more series. The amount, price and other terms of any such offering are determined on the basis of market conditions and other factors existing at the time of any such offering. During August 2000, LP issued unsecured senior notes, under the shelf registration, in an aggregate principal amount of $390 million. The net proceeds were used to retire a portion of three bridge loans used to finance acquisitions in 1999. During August 2001, LP issued unsecured senior subordinated notes in an aggregate principal amount of $200 million under the shelf registration. The net proceeds were used to retire a term loan of $170 million and a portion of the outstanding balance under a revolving credit facility.

        In addition to the specific covenants discussed below, most of LP's debt agreements contain standard cross-default or cross-acceleration clauses to LP's other significant debt agreements.

        In November 2000, LP entered into a $170 million unsecured three-year term loan with a syndication of banks. Interest was based upon the floating London Interbank Offered Rate (LIBOR) plus 1%. The proceeds from this loan were used to repay the remaining balance on the acquisition bridge loans and to pay down a portion of the amounts owed under LP's revolving credit facility. This facility was repaid with the proceeds from the issuance of the unsecured senior subordinated notes in August 2001.

        In December 2000, LP Chile entered into a five-year term credit facility with a Chilean bank. The facility is for an amount up to $10 million. At December 31, 2001, $6.5 million in borrowings were outstanding. The facility bears interest at LIBOR plus .9%. The proceeds from the facility will be used to fund working capital and construction of an OSB plant in Chile. Borrowings under the line of credit are secured.

        In November 2001, LP entered into a $190 million secured revolving credit facility with a syndicate of banks. This facility expires in January 2004. This facility is secured primarily by a portion of LP's timberlands located in Texas, stock of certain of LP's subsidiaries and a subordinated lien on LP's inventories in the U.S. At December 31, 2001, no borrowings and $44 million of outstanding letters of credit were outstanding under this facility (available credit at December 31, 2001 was $146 million). Borrowings under this agreement bear interest at LIBOR plus 3% or specified alternative rates selected by LP. Fees associated with this revolving credit facility include a facility fee of .75% per annum on the amount by which the aggregate commitments of the lenders exceed the outstanding borrowings, plus upfront fees and expenses totaling $3.9 million, which are being amortized over the term of the agreement. These rates and fees may be adjusted according to a rate grid based upon LP's long-term debt ratings. This revolving credit facility contains five specific financial covenants (at December 31, 2001), as follows:

  1.
  Minimum required Shareholders Equity, as defined, of approximately $1 billion

  2.
  Maximum debt to capitalization ratio, as defined, of 52.5%

  3.
  Minimum earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), as defined, for the prior four consecutive quarters of $50 million

  4.
  Minimum collateral coverage ratio, as defined, of two times the committed amount

  5.
  The borrowing base under the receivables securitization facility described below must be at least $50 million and the aggregate financing commitment thereunder must be at least $100 million.

The maximum debt to capitalization ratio will decrease and the minimum EBITDA amounts will increase in future reporting periods. LP is also prohibited from certain transactions, including paying cash dividends on or purchasing shares of LP's common stock.

        In November 2001, LP entered into an accounts receivable secured revolving credit facility providing for up to $125 million of borrowing capacity. At December 31, 2001, approximately $70 million was outstanding under this facility. The structure of this facility required LP to create a wholly owned nonqualifying special purpose entity, which is consolidated in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This entity purchases receivables from LP and then borrows from a third party using receivables as collateral. The transaction is treated as a secured borrowing because the Company has the right to terminate early any borrowings outstanding, allowing LP to retain effective control over the receivables. The pledged receivables outstanding and the corresponding debt are included as Accounts Receivable and Long-term Debt on the accompanying balance sheet. At December 31, 2001, borrowings under this facility bore interest at commercial paper rates plus .55%. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The facility contains a provision under which specified downgrades of LP's long term unsecured senior debt rating could cause an amortization event under this facility and trigger cross-defaults in other debt agreements.

        In December 2001, LPC entered into a $25 million (Canadian) secured credit facility. This facility is secured by Canadian receivables and inventory. At December 31, 2001, no borrowings and $3 million in letters of credit were outstanding (available credit at December 31, 2001 was $22 million (Canadian)). Borrowings under this facility bear interest at LIBOR plus 3% or specified alternative rates selected by LPC. This interest rate may be adjusted according to a rate grid based upon LP's long-term debt ratings. Fees associated with this facility include a facility fee of .5% per annum on the amount by which the aggregate commitment of the lender exceeds the outstanding borrowings. The facility contains certain restrictive financial covenants, including a requirement that LPC maintain a minimum current ratio, as defined, of 1.15 to 1.0. Additionally, LP, as guarantor, must comply with covenants substantially similar to those contained in the $190 million credit facility discussed above.

        In connection with the unsecured installment notes payable by LPC to former Forex shareholders, LP entered into a standby purchase and note support agreement with two banks. LP would become obligated to purchase the installment notes from the two banks, upon the occurrence of a payment default under the installment notes or upon the occurrence of specified events of default that are generally comparable to those applicable to the $190 million credit facility described above. This contingent purchase obligation is secured by LP's inventories held in the U.S. and a subordinated lien on a portion of LP's timberlands located in Texas.

        LP has entered into forward contracts for the purchase of Canadian dollars to hedge fifty percent of LP's exposure to the Canadian currency for the notes payable to former Forex shareholders. These forward contracts, which are recorded at fair value of $2.9 million at December 31, 2001, is included in Other assets on the consolidated balance sheet. The terms of the forward contracts are the same as the related debt. Counterparties to the hedge agreements are major financial institutions who also participate in LP's bank credit facilities. Credit loss from counterparty nonperformance is not anticipated.

        The weighted average interest rate for all long-term debt at December 31, 2001 and 2000 was approximately 7.4 percent and 7.6 percent. Required repayment of principal for long-term debt is as follows:

Year Ended December 31	Dollar Amounts in Millions
2002	$37.7
2003	32.6
2004	93.4
2005	191.1
2006	69.7
2007 and after	765.2

Total	$1,189.7

5.    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

        LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Vesting generally occurs after 3 to 5 years of service. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP plans. LP contributes to multiple employer and multiemployer plans for certain employees covered by collective bargaining agreements.

Defined Benefit Plans

        Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging from 10 to 20 years. Beginning in 2000, benefit accruals under the most significant plan, which accounts for approximately 84% of the assets and benefit obligations in the tables below, are credited as 5% of eligible compensation with an interest credit based on the 30-year U.S. Treasury rate. Prior to 2000, this plan was frozen. There is a variety of benefit formulas in the remaining defined benefit pension plans.

        LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust to informally provide funds for the benefits payable under the SERP and a separate executive deferred compensation plan. The deferred compensation plan was terminated late in 2001 and the participant contributions and Company matching contributions were distributed to participants in early 2002. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2001 and 2000, the trust assets were valued at $17.4 million and $17.0 million and are included in other assets in LP's consolidated balance sheet.

        The following table sets forth the change in the benefit obligation, the change in plan assets, the plans' funded status and the amounts recognized in the consolidated balance sheet for LP sponsored plans:

December 31	2001	2000
	Dollar Amounts in Millions
CHANGE IN BENEFIT OBLIGATION
Benefit obligation—January 1	$218.1	$211.3
Service cost	13.7	13.6
Interest cost	15.5	15.1
Amendments	—	(0.3)
Actuarial (gain) loss	11.4	(5.2)
Curtailments/settlements	(12.6)	(1.1)
Benefits paid	(21.7)	(15.3)

Benefit obligation—December 31	$224.4	$218.1

CHANGE IN ASSETS
Fair value of assets—January 1	$178.9	$176.9
Actual return on plan assets	(15.2)	7.3
Employer contribution	19.0	11.1
Curtailments/settlements	(14.2)	(1.1)
Benefits paid	(21.7)	(15.3)

Fair value of assets—December 31	$146.8	$178.9

RECONCILIATION OF FUNDED STATUS
Funded status	$(77.6)	$(39.2)
Unrecognized actuarial loss	67.4	28.9
Unrecognized prior service cost	14.4	16.9
Unrecognized asset at transition	(0.1)	(1.7)

Prepaid benefit cost	$4.1	$4.9

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefit cost	$0.8	$5.89
Accrued benefit liability	(60.0)	(28.7)
Intangible asset	14.2	15.7
Accumulated other comprehensive income (pre-tax)	49.1	12.1

Net amount recognized	$4.1	$4.9

        The actuarial assumptions used to determine pension expense and the funded status of the plans were: a discount rate on benefit obligations of 7.00% in 2001, 7.75% in 2000 and 7.50% in 1999; an 8.75% expected long-term rate of return on plan assets for all three years; and a 3.0% to 5.0% annual increase in future compensation levels depending on the plan.

        Net periodic pension cost included the following components:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Service cost	$13.7	$13.6	$2.8
Interest cost	15.5	15.1	10.9
Expected return on plan assets	(15.5)	(15.4)	(12.6)
Amortization of prior service cost and net transition asset	0.1	0.2	0.8
Recognized net actuarial loss	0.8	1.2	—

Net periodic pension cost	$14.6	$14.7	$1.9

Defined Contribution Plans

        In 2001 and 2000, these plans were primarily 401(k) plans for hourly and salaried employees in the U.S. which allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee's eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. In 1999, LP sponsored Employee Stock Ownership Plans under which 10% of eligible wages were contributed to the plans and invested in LP common stock. Included in the assets of the 401(k) and profit sharing plans are 8.3 million shares of LP common stock that represented approximately 39.3% of the total market value of plan assets at December 31, 2001. As of January 1, 2002, employees were free to transfer all but 0.4 million of the LP shares to other investment options within the plans. Expenses related to defined contribution plans and multi-employer plans in 2001, 2000 and 1999 were $7.0 million, $12.1 million and $26.6 million.

Postretirement Benefits

        LP has several plans that provide minimal postretirement benefits other than pensions, primarily for salaried employees in the US and certain groups of Canadian employees. The accrued postretirement benefit cost at December 31, 2001 was $5.6 million. Net expense related to these plans was not significant. LP does not generally provide postemployment benefits.

6.    STOCKHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2001, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Shareholder Rights Plan

        In May 1998, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one hundredth of a share of Preferred Stock, at an exercise price of $100.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company's outstanding common stock.

        Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase a number of additional shares of common stock of LP having a market value of twice the exercise price of each right. The rights expire in June 2006, but may be redeemed by action of the Board of Directors prior to that time at $.01 per right.

Stock Compensation Plans

        LP has several stock plans that provide for the granting of stock and stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of the Company by providing employees the opportunity to acquire common stock.

        LP grants options to key employees and directors to purchase LP common stock. The options are granted at 100 percent of market price at the date of grant. The options become exercisable over 3 years beginning one year after the grant date and expire 10 years after the date of grant. At December 31, 2001, 509,360 shares were available under the current stock award plan for future option grants and all other stock-based awards.

        Changes in options outstanding and exercisable and weighted average exercise price were as follows:

	Number of Shares
Year Ended December 31
	2001	2000	1999
	Share Amounts in Thousands
OUTSTANDING OPTIONS
Options outstanding at January 1	3,791	3,221	2,823
Options granted	1,730	1,124	1,235
Options exercised	(62)	(6)	(183)
Options cancelled	(530)	(548)	(654)

Options outstanding at December 31	4,929	3,791	3,221

Options exercisable at December 31	2,414	1,835	1,246

EXERCISE PRICE
Options granted	$11.27	$12.29	$19.13

Options exercised	$10.76	$11.80	$16.92

Options cancelled	$16.39	$18.31	$21.68

Options outstanding	$15.77	$17.82	$19.79

Options exercisable	$19.14	$20.10	$20.46

FAIR VALUE AT DATE OF GRANT
Options granted	$3.42	$4.87	$7.55

        The Company continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, LP applies only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans. Had compensation expense for LP's stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the fair value methodology of SFAS 123, LP's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions, Except Per Share
Net income (loss)
As reported	$(171.6)	$(13.8)	$216.8
Pro forma	(178.7)	(21.8)	209.4
Net income (loss) per share—basic and diluted
As reported	$(1.64)	$(0.13)	$2.04
Pro forma	(1.71)	(0.21)	1.97

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the following assumptions: a 2.3 percent to 4.6 percent dividend yield; volatility of 42 percent in 2001, 34 percent in 2000 and 40 percent in 1999; and an average risk free interest rate of 5.3 percent in 2001, 6.8 percent in 2000 and 5.0 percent in 1999.

        Summary information about the Company's stock options outstanding at December 31, 2001, is as follows:

	OUTSTANDING
				EXERCISABLE
		Weighted Average Contractual Periods in Years
Range of Exercise Prices	Outstanding December 31, 2001 (In Thousands)		Weighted Average Exercise Price	Exercisable at December 31, 2001 (In Thousands)	Weighted Average Exercise Price
$5.96-$8.94	50	9.4	$7.79	7	$8.14
$8.95-$11.92	1,596	8.7	11.33	21	10.86
$11.93-$14.90	856	7.7	12.39	286	12.39
$14.91-$17.88	72	3.0	17.52	72	17.52
$17.89-$20.86	1,799	5.8	18.95	1,480	18.92
$20.86-$23.84	300	4.5	21.86	292	21.86
$23.85-26.82	200	4.0	25.25	200	25.25
$26.83-$29.80	56	1.1	29.80	56	29.80

$5.96-$29.80	4,929	6.9	$15.77	2,414	$19.14

Performance-Contingent Stock Awards

        LP has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of LP common stock determined by comparing LP's cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the award. Awards are granted at a target share level. Depending on LP's four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target. LP did not record any compensation expense related to these awards in 2001, 2000, or 1999, based on the cumulative stockholders return for the applicable periods.

6.    STOCKHOLDERS' EQUITY (Continued)

        Changes in performance-contingent stock awards were as follows:

	Number of Shares
Year Ended December 31
	2001	2000	1999
Target shares—awards outstanding at January 1	201,876	154,641	97,370
Target shares—awards granted	—	92,283	57,271
Target shares—awards cancelled	(57,028)	(45,048)	—

Target shares—awards outstanding at December 31	144,848	201,876	154,641

Incentive Share Awards

        In 2001, LP granted incentive share stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Shares awarded under this program totaled 193,550 shares. These awards vest over a five-year period. However, if LP's stock trades at or above $18.00 per share for at least five consecutive days prior to the end of the five-year period, fifty percent of the stock will automatically vest at that time. If LP's stock trades at or above $22.00 per share for at least five consecutive days prior to the end of the five-year period, one hundred percent of the stock will automatically vest. LP recorded compensation expense related to these awards in 2001 of $0.4 million.

Stock Purchase Plans

        LP offers employee stock purchase plans to most employees. Under each plan, employees may subscribe to purchase shares of LP stock over 12 months (24 months prior to January 1, 2001) at 85 percent of the market price. During 2001, LP issued 142,987 shares to employees at an average price of $7.49 under all Employee Stock Purchase Plans. No plans were open at December 31, 2001.

Executive Loan Program

        In November 1999, the subcommittee of the Compensation Committee approved an Executive Loan Program under which up to 1,700,000 shares of Common Stock were offered by LP for purchase prior to January 23, 2000, by LP's executive officers, and other executives designated by its chief executive officer. In November 2000, this subcommittee of the Compensation Committee authorized additional loans under the Executive Loan Program during the 60-day period which ended January 23, 2001. During 2001, LP added one additional participant to the program. This participant purchased 38,275 shares of LP's stock with total loan proceeds of $0.4 million. Also during 2001, two executives paid off their loans and accrued interest due to the termination of their employment with LP. The total loan principal of these two loans was $1.1 million. As of December 31, 2001, the current balance of all loans outstanding was $12.7 million covering 996,144 shares.

        Each loan is initially recorded as an offset to paid-in capital. In anticipation of the loan forgiveness in 2006, LP amortizes each loan and its accrued interest to expense over the period between its inception and the anticipated forgiveness date. Therefore the balance remaining in paid-in capital differs from the total amount outstanding on all loans discussed above. The following provides a summary of activity in paid-in capital related to the Executive Loan Program:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Beginning balance	$10.8	$11.0	$—
New loans	0.4	1.9	11.1
Charged to expense, net	(1.8)	(1.1)	(0.1)
Repayments	(1.1)	(1.0)	—

Ending balance	$8.3	$10.8	$11.0

        Participants were permitted to borrow up to 100 percent of the purchase price of the shares to be purchased, which was equal to the closing price of the Common Stock on the New York Stock Exchange (NYSE) on the date of delivery to LP of a participant's election to participate times the number of shares. The maximum amount an individual was permitted to borrow was three times his or her annual base pay. The loans bear interest at the annual rate of 6.02 percent.

        Interest and principal are due and payable at the earlier of January 23, 2006, or 30 days following the executive's resignation or involuntary termination of employment. The loans are unsecured. With respect to loans outstanding on or entered into after November 24, 2000, if the executive remains continuously employed by LP through the following dates, the loan balance at that date will be forgiven in the following percentages: January 23, 2004, 50 percent of the original principal; January 23, 2005, an additional 25 percent of the principal plus 50 percent of the accrued interest; and January 23, 2006, all remaining principal and accrued interest. If an executive's employment is terminated due to death, disability, or termination by LP without cause, his or her loan was forgiven in a prorated amount of the percentages specified above based on the amount of time elapsed since January 23, 2001. If an executive's employment is terminated after November 2, 2001, by reason of death, disability, involuntary termination by LP without cause or termination by the executive for good reason following a change in control of LP, an amount of original loan principal equal to the excess of the executive's cost basis in shares of Common Stock purchased under the program over the fair market value of such shares on the employment termination date (to the extent such amount exceeds loan forgiveness amounts under the program's other provisions plus any amounts paid as severance based on losses under the program), together with 100 percent of the executive's accrued loan interest, will be forgiven. In addition, if the Common Stock has traded on the NYSE for at least five consecutive trading days at specified price levels or above during the 12-month period immediately preceding January 23, 2004 or 2005 and the executive remains employed by LP, the following additional percentages of the loan balance will be forgiven: January 23, 2004, 25 percent of the principal and 50 percent of the accrued interest at a price level of $16.00 per share or 50 percent of the principal and 100 percent of the accrued interest at a price level of $20.00 per share; and January 23, 2005, all remaining principal and accrued interest at a price level of $18.00 per share. No amount of a loan will be forgiven if the executive does not still own, as of the applicable date, all shares purchased under the Executive Loan Program.

7.    OTHER OPERATING CREDITS AND CHARGES, NET

        The major components of "Other operating credits and charges, net" in the statements of income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Additions to contingency reserves	$(11.0)	$(9.7)	$(20.0)
Long-lived asset impairment charges	(44.6)	(62.7)	(7.6)
Gain on sale of pollution credits	6.1	—
Gain on asset sales	—	6.1	19.7
Gain on insurance recoveries	—	28.4	—
Mark to market on energy contracts	(6.3)	—
Gain (loss) on contract settlement	—	(11.4)	7.0
Severance	(9.4)	(8.2)	—
Other	(2.0)	(13.0)	(7.3)

	$(67.2)	$(70.5)	$(8.2)

2001

  Contingency Reserves

        In the first quarter of 2001, LP recorded a $2.0 million charge related to increases in reserves associated with non-product litigation. In the fourth quarter of 2001, LP increased its environmental reserves by $9.0 million. This increase was associated with the announcement of the indefinite closure of LP's Chetwynd, British Columbia pulp mill. Should the final disposition of the site be different than current expectation, additional environmental costs could be incurred.

  Long-Lived Asset Impairments

        LP recognized $44.6 million in impairment charges on long-lived assets. These impairments included $24.4 million related to the Chetwynd pulp mill, $3.3 million related to a closed medium density fiber (MDF) facility, $5.2 million related to an operating MDF facility, $6.8 million related to the carrying value of certain manufacturing equipment and $4.9 million associated with LP's Ireland OSB facility.

        In the fourth quarter of 2001, LP recorded a $24.4 million impairment charge related to the Chetwynd pulp mill coinciding with the announcement of the indefinite closure of this mill. The impairment recorded is the difference between the estimated fair value and the carrying value of this mill. The fair value was determined by an independent appraisal based upon specific assumptions as to the expected future use of the facility. Should the final disposition of these assets differ from the assumptions used in the appraisal, an additional impairment charge could be required. For the year ended December 31, 2001, LP recorded operating losses on this facility of $19 million. At December 31, 2001, the carrying value of this asset was $10 million.

        During 2000, LP recorded an impairment charge associated with the permanent closure of a MDF facility. Due to changes in MDF market conditions in the first quarter of 2001, management determined that the mill equipment would be sold individually at auction, rather than as an operating facility. This decision resulted in an additional impairment charge for this facility of $3.3 million to reduce the carrying value of the mill to the estimated auction value of the equipment and the property.

        During 2000, LP entered into a contract with a third party to sell certain OSB manufacturing equipment. Due to the decline in OSB prices in early 2001 and the inability of the third party to obtain financing, this contract was terminated in the first quarter of 2001. In the absence of this contract, LP reduced its estimate of the fair value of the equipment. An impairment charge of $6.8 million was recorded in the first quarter of 2001 to reduce the carrying values of the equipment to its estimated sales value less selling costs.

        LP's remaining MDF facility is currently operating due to requirements under an agreement with the State of Louisiana. In the fourth quarter of 2001, LP recorded a $5.2 million impairment charge on this facility based upon the difference between the discounted cash flows expected over the remaining term of the agreement (based upon forecasted industry pricing) and the then current carrying value.

        In the fourth quarter of 2001, LP recognized an impairment charge of $4.9 million associated with its interest in a joint venture OSB operation in Ireland. LP has been actively marketing its interest in this venture over several years. This charge reduces the carrying value of the fixed assets to be sold to their estimated fair value based upon a signed nonbinding letter of intent to sell LP's interest in the joint venture.

  Mark To Market On Energy Contracts

        In 2001, LP entered into two forward contracts with Enron Corporation (Enron) for the purchase of energy through 2007. Due to Enron's recent bankruptcy filing, delivery of the energy to LP under the contracts was no longer deemed probable. As a result, the contracts no longer met the definition of "normal purchases" under SFAS No. 133, as amended. LP was required to record the contracts at fair value that resulted in a $6.1 million charge in the fourth quarter of 2001. The contracts will continue to be recorded at fair value until delivery is deemed probable.

  Gain On Sale Of Pollution Credits, Equity Investment And Severance Charges

        LP recorded a gain of $6.1 million from the sale of pollution credits associated with closed mills of which $1.6 was recorded in the third quarter of 2001 and the remaining amount in the fourth quarter of 2001. In the second quarter of 2001, LP recorded a loss of $2.0 million associated with the impairment of an equity investment in an e-commerce company that has ceased operations.

        In 2001, LP announced and began to implement a series of actions intended to reduce operating costs through involuntarily termination of employees that should enhance the Company's ability to manage effectively through a slowing economy. These actions included a net reduction of approximately 300 mid-to-high-level corporate positions. Total amount charged to other operating credits and charges in the income statements were $9.4 million at December 31, 2001 of which $3.0 million had been paid out to 210 of these employees, with the remaining employees to be paid severance of approximately $6.4 under contract through 2002. No other adjustments have been made to this liability. The remaining amount is included in the caption Accounts payable and accrued liabilities on the accompanying balance sheet as of December 31, 2001.

2000

  Contingency Reserves

        In 2000, LP recorded $4.3 million in the third quarter related to adjustment of environmental reserves at a number of sites to reflect current estimates of remediation costs (see Note 8 below for further details). An additional $5.4 million was related to increases in reserves associated with non-product litigation recorded in the fourth quarter.

  Long-Lived Asset Impairments

        LP recognized $62.7 million in impairment charges on long-lived assets. Of this total, $40 million was recorded in the second quarter related to the Samoa pulp mill to reduce the carrying value of the fixed assets to be sold to their estimated fair value based upon the estimated sales price. See Note 11 for a discussion of a 2001 transaction related to this facility. During the third and fourth quarter, impairment charges were recognized on the permanent closure or disposition of a plywood plant, two MDF facilities, a veneer facility and a hardboard facility. In connection with this decision, management estimated the fair value of these facilities by taking into account relevant factors such as the continuing decline in commodity priced products, the fair value of the real estate and the numerous mills being offered for sale by others. These valuations resulted in impairment charges of $22.7 million. The operating losses of these facilities in 2000 were approximately $9.6 million. Although management continues to pursue the disposal of these facilities, the timing of such disposal is not presently determinable. With regard to one of the MDF facilities mentioned above, refer to additional impairments charges recorded in 2001.

  Interest Rate Hedge

        In anticipation of a public debt offering, LP entered into an interest rate hedge. Due to the significant decrease in treasury rates, LP incurred a loss of $11.4 million on this hedge, which was recorded in the second and third quarters of 2000.

  Asset Sales, Insurance Settlements And Severance

        In the third quarter of 2000, LP recorded total gains on asset sales of $6.1 million, including a $2.7 million gain on the sale of a hardwood veneer facility and a $3.4 million gain on the sale of a non-operating facility.

        During 2000, LP recognized $28.4 million in insurance settlements. This amount is primarily comprised of $10.6 million related to the 1999 fire at the Athens, Georgia OSB facility recorded in the third quarter and $17.2 million associated with insurance recoveries related to OSB siding litigation, of which $5 million was recorded in the first quarter and $12.2 million was recorded in the second quarter.

        Charges for severance totaled $8.2 million in 2000 and were fully paid in 2000. These charges were primarily related to closures of mills discussed above and $2.3 million associated with reorganization of administrative functions recorded in the fourth quarter.

        Additionally, in the fourth quarter of 2000, LP recorded a $7.0 million loss in connection with the write off of a note receivable associated with the sale of certain assets of Ketchikan Pulp Company.

  Restructuring Charges at GreenFiber

        Also, LP recognized a loss of $5.3 million associated with its share of restructuring charges at GreenFiber, the joint venture between LP and Casella Waste Systems, Inc. This loss is reported on the line item "Equity in earnings of unconsolidated affiliate" in LP's income statement and was recorded in the fourth quarter.

1999

  Contingency Reserves

        In the third quarter of 1999, LP's Ketchikan Pulp Company (KPC) subsidiary increased its reserves for environmental liabilities by $20.0 million as a result of changes in facts and circumstances at KPC sites and as a result of additional facts discovered, largely during activities to prepare for the sale of the majority of KPC assets. This is an estimate primarily for costs of remediation of hazardous or toxic substances on various sites owned or used by KPC and for closing and monitoring activities.

  Long-Lived Asset Impairments

        In the third quarter 1999, LP recorded a $7.6 million asset impairment charge primarily in relation to the sale of the KPC facilities to reduce the carrying value of the fixed assets sold to fair value at the date of sale. The sale of KPC assets for approximately $11.5 million in cash and promissory notes was completed in November 1999 (as discussed above, the notes were written off in the fourth quarter of 2000).

  Asset Sales

        In 1999, LP recorded total gains on the sale of assets of $19.7 million. In the second quarter, LP sold timber and approximately 5,500 acres of timberlands in Texas and recorded a $5.2 million gain on the sale. In December 1999, LP sold the assets of its Associated Chemists, Inc. (ACI) subsidiary, and recorded a gain of $14.5 million. ACI is a manufacturer of coatings and chemicals.

  Contract Settlement And Other

        In the third quarter 1999, KPC recorded a $5.0 million gain under a 1997 agreement with the U.S. government based on satisfaction of requirements under the agreement. KPC also received $2.0 million from a local government agency upon satisfaction of certain obligations with that agency. Other losses of $7.3 million are primarily to due to the write off of a note receivable associated with the sale of assets in 1998.

8.    CONTINGENCIES

Environmental Proceedings

        In November 2000, LP's subsidiary Ketchikan Pulp Company ("KPC") finalized a consent decree with the federal government to complete remediation activities at KPC's former pulp mill site and of Ward Cove, a body of water adjacent to the mill site. Total costs for the investigation and remediation of Ward Cove are estimated to cost approximately $7.5 million (of which approximately $5.7 million had been spent at December 31, 2001).

        In connection with the remediation of KPC's former log transfer facilities; the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent remediation standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted that previously closed-out facilities may need to be re-evaluated. LP disputes the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate closed-out facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the remediation.

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

        LP maintains a reserve for estimated environmental loss contingencies. The balance of the reserve was $40.5 million and $40.1 million at December 31, 2001 and 2000, of which $7.5 million and $12.9 million related to matters associated with the operations formerly conducted by KPC. The remainder of these balances was primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company and closing and monitoring landfills. LP's estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time. LP's estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms. In those instances in which LP's estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties.

        The activity in LP's reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Beginning balance	$40.1	$48.2	$27.9
Accrued to expense during the year, net of reversals	8.4	10.0	24.7
Liabilities of acquired companies	—	(1.0)	7.5
Payments made	(8.1)	(17.9)	(18.3)
Other	0.1	0.8	6.4

Ending balance	$40.5	$40.1	$48.2

        During 2001, LP adjusted its reserves to reflect the estimated remediation costs at manufacturing sites permanently closed during the year. This increase in reserves is primarily related to the indefinite closure of LP's Chetwynd, British Columbia pulp mill. Should the ultimate disposition of this facility be different than expected, additional costs for environmental remediation may be required.

        During 2000, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs, including estimated remediation costs at manufacturing sites permanently closed during the year and newly discovered contamination sites requiring remediation. The most significant adjustment occurred at sites in Quebec that LP acquired in the Forex transaction in 1999. As the sites were cleaned up, initial liability estimates that were recorded in the Forex purchase price proved inadequate due to the discovery of additional material requiring remediation and the determination that higher cost methods of remediation were required. LP therefore accrued an additional $3.6 million to reflect the updated estimated costs of remediation. The reserve adjustments at other sites were not individually significant.

        In 1999, KPC increased its reserves for environmental liabilities by $23.7 million (including $20.0 million charged to Other operating credits and charges, net) as a result of changes in facts and circumstances at KPC sites and as a result of additional facts discovered, largely during activities to prepare for the sale of the majority of KPC assets. This is an estimate primarily for future costs of remediation of hazardous or toxic substances on various sites owned or used by KPC and for closing and monitoring activities. The remaining 1999 accruals related to revisions of estimates at other sites.

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

        The settlement requires LP to contribute $275 million to the settlement fund. Approximately $273 million of that obligation had been satisfied at December 31, 2001 through cash payments on a discounted basis of approximately $263 million. LP's remaining mandatory contributions to the settlement fund are due in June 2002 (approximately $2 million). In addition to its mandatory contributions, at December 31, 2001, LP had paid, on a discounted basis, approximately $97 million of its two $50 million optional contributions, at a cost to LP of approximately $68 million, and LP has committed to the court that it will make the balance of these two optional contributions when they become due in August 2002. LP was entitled to make its mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

        During 2000, LP offered eligible claimants the opportunity to receive a pro rata share of a court approved second settlement fund (the "Second Settlement Fund") in satisfaction of their claims. Pursuant to this offer, LP paid approximately $115 million from the Second Settlement Fund in satisfaction of approximately $319 million in claims. All of the payments under the Second Settlement Fund has been completed. Claimants who accepted payment from the Second Settlement Fund may not file additional claims under the settlement. Claimants who elected not to participate in the Second Settlement Fund remain bound by the terms of the original settlement.

        At December 31, 2001, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and LP's remaining mandatory and committed optional contributions to the settlement fund by approximately $117 million. Approximately 8,700 new claims were filed during 2001.

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

        If LP makes all contributions to the original settlement fund required under the settlement agreement, including all additional optional contributions as described in the immediately preceding paragraph, class members will be deemed to have released LP from all claims for damaged OSB siding, except for claims arising under their existing 25-year limited warranty after termination of the settlement agreement. The settlement agreement does not cover consequential damages resulting from damage to OSB Inner-Seal siding or damage to utility grade OSB siding (sold without any express warranty), either of which could create additional claims. In addition to payments to the settlement fund, LP was required to pay fees of class counsel in the amount of $26.25 million, as well as expenses of administering the settlement fund and inspecting properties for damage and certain other costs.

        A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, LP established a claims procedure pursuant to which members of the settlement class could report problems with LP's OSB siding and have their properties inspected by an independent adjuster, who would measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding was $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. LP has agreed that the deduction from the payment to a member of the Florida class will not be greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members were entitled to make claims until October 4, 2000. By December 31, 2001, approximately 27,000 Florida class action claims had been paid. No further claims will be accepted or paid under this settlement.

        Throughout the period the above described settlements have been in effect, LP has recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of these settlements and the various alternatives available to LP makes the process of estimating these accruals difficult. In connection with the national settlement, the liability recorded at December 31, 2001 represents management's best estimate of the future liability related to eligible siding claims based upon the most current information available. Inherent in the $78 million of reserve for these claims is the assumption that LP will settle them for less than the calculated value. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

ABT Hardboard Siding Matters

        Between 1995 and 1999, ABT Building Products Corporation ("ABT"), ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi- Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") was named as a defendant in numerous class action and nonclass action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief).

        LP acquired ABT in February 1999 and ABT was merged into LP in January of 2001.

        On September 21, 2000, the Circuit Court of Choctaw County, Alabama, under the caption Foster, et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation (No. CV95-151-M), approved a settlement agreement among the defendants and attorneys representing a nationwide class composed of all persons who own or formerly owned homes or, subject to limited exceptions, other buildings or structures on which hardboard siding manufactured by the defendants was installed between May 15, 1975 and May 15, 2000. Except for approximately 30 persons who timely opted out, the settlement includes and binds all members of the settlement class and resolves all claims asserted in the various proceedings described above. Under the settlement agreement, class members who previously made a warranty claim or already repaired or replaced their siding had until May 15, 2001 to file a claim; class members whose siding was installed between May 15, 1975 and May 15, 1976 to file their claims; and all other class members will have twenty-five years after their siding was installed to file a claim.

8.    CONTINGENCIES (Continued)

        Under the settlement agreement, the defendants will be entitled to elect to make an offer of settlement to an eligible claimant based on the information set forth in the claim submitted by such claimant, and such claimant will be entitled to accept or reject the offer. If an eligible claimant declines the offer, or if no offer is made, such claimant will be entitled to a payment based on an independent inspection. Such payments will be based on a specified dollar amount (calculated on the basis of statewide averages and ranging from $2.65 to $6.21, depending upon the state) per square foot of covered siding that has experienced specified types of damage, subject to reduction based on the age of the damaged siding and any failure to paint the damaged siding within stated intervals (except in the case of damaged siding installed on mobile homes, as to which a uniform 50% reduction will apply in all circumstances). If applicable, payments under the settlement will also be subject to reduction to reflect any warranty payments or certain other payments previously recovered by a claimant on account of the damaged siding. Under the settlement agreement, LP (as a successor to ABT) will be required to pay the expenses of administering the settlement and certain other costs.

        ABT and Abitibi were parties to an agreement of an allocation of liability with respect to claims related to siding sold prior to October 22, 1992. On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19 million which was received in July 2001, LPC, a wholly owned subsidiary of LP, agreed to accept a transfer of all of Abitibi's rights and obligations under the settlement agreement and the allocation agreement; and LP and LPC agreed to indemnify and hold harmless Abitibi from any cost of liability arising from it's sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement. All of such rights, obligations and liabilities having been assigned to and accepted and assumed by LPC.

        Based on the information currently available and previously recorded reserves, management believes that the resolution of the foregoing ABT hardboard siding matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

Nature Guard Cement Shakes Matters

        LP has been named in three putative class action proceedings filed in California in the following courts on the following dates: Superior Court of California, County of Stanislaus, on January 9, 2001 captioned Virgina L. Davis v. Louisiana-Pacific Corporation; Superior Court of California, County of San Francisco, on July 30, 2001 captioned Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation; and Superior Court of California, County of Stanislaus, on September 7, 2001, captioned Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation. These actions were filed on behalf of a purported national class of persons nationwide owning structures on which LP's Nature Guard Fiber Cement Shakes were installed as roofing. Plaintiffs generally allege product liability, negligence, breach of warranties, unfair business practices, false advertising, fraud, deceit and other theories related to alleged defects, and failure of such cement shakes as well as consequential damages to other components of the structures where the cement shakes were installed. Plaintiffs seek general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

        LP has also been named on June 13, 2001 as defendant in a putative class action filed in Superior Court for the State of Washington, Snohomish County, captioned Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation. The action was filed on behalf of a purported national class of persons owning structures on which LP's Nature Guard Fiber Cement Shakes were installed as roofing. Plaintiffs generally allege nondisclosure, fraudulent concealment and violation of Washington's Consumer Protection Act arising from alleged product defects. Plaintiffs seek compensatory, exemplary and statutory damages, an injunction against marketing or selling the product, and a declaration that LP is financially responsible for the costs and expenses of repair and replacement of all roofs containing the product, and disgorgement of profits or restitution.

        LP no longer manufactures or sells fiber cement shakes, but established and maintains a claims program for the Nature Guard shakes previously sold. LP believes that it has substantial defenses to the foregoing actions and intends to defend them vigorously. At the present time, LP cannot predict the potential financial impact of the above actions.

Other Proceedings

        LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

Contingency Reserves

        LP maintains loss contingency reserves in addition to the environmental reserves discussed above. The balance of these reserves, exclusive of the environmental reserves discussed above, was $114.6 million and $121.5 million at December 31, 2001 and 2000, respectively (of which $78.2 million and $90.4 million, respectively, related to OSB siding contingencies). LP's estimates of its non-environmental loss contingencies are based on various assumptions and judgments. In the case of the OSB siding contingency reserves, these assumptions and judgments relate to, among other things: the timing and magnitude (in terms of both the number of claims and the square footage of damaged siding) of additional claims; the extent to which claims may be resolved through means other than those provided for in the applicable settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to non-environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that LP may ultimately pay in connection with these matters could materially exceed, in either the near term or the longer term, the amounts accrued to date. LP's estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms.

        The activity in the portion of LP's loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table.

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
Beginning balance	$90.4	$226.5	$323.9
Payments made	(12.2)	(136.1)	(97.4)

Ending balance	$78.2	$90.4	$226.5

9.    COMMITMENTS

        LP is obligated to purchase timber under certain cutting contracts that extend to 2008. LP's best estimate of its commitment at current contract rates under these contracts at December 31, 2001 is approximately $21.6 million for approximately 139 million board feet of timber.

        LP is obligated to purchase electricity in several Western states under certain electricity contracts which extend to 2007. LP's best estimate of its commitment at current contract rates under these contracts at December 31, 2001 is approximately 449 thousand megawatts at an average cost of $48.50 per megawatt. See Note 7 above for discussion of mark-to-market accounting for these contracts.

        The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties. At December 31, 2001, future minimum annual rent commitments are as follows:

Year Ended December 31	Dollar Amounts in Millions
2002	$8.1
2003	7.2
2004	7.8
2005	6.4
2006	5.7
2007 and after	25.7

Total	$60.9

        Rental expense for operating leases amounted to $36.3 million, $35.3 million and $28.2 million in 2001, 2000 and 1999, respectively.

10.    ACQUISITIONS

2001

        During 2001, LP acquired a sawmill in Northern Idaho for approximately $7 million in cash and the assumption of an operating lease covering the majority of the assets related to this facility. This acquisition was accounted for as a purchase and assumption of an operating lease and the results of operations of the acquired assets were included in LP's Consolidated Statements of Income for the year ended December 31, 2001 from the date of acquisition. No goodwill was recorded in connection with this acquisition.

2000

        During 2000, LP acquired selected assets of Sawyer Lumber Company and the assets of Hoff Companies for approximately $55 million in cash. These acquisitions were accounted for as purchases and the results of operations of the acquired assets were included in LP's Consolidated Statements of Income for the years ended December 31, 2000 and 2001 from the dates of acquisition. No goodwill was recorded in connection with these acquisitions.

1999

        On February 25, 1999, LP acquired the capital stock of ABT Building Products Corporation (ABT) for approximately $164 million in cash. Concurrent with the acquisition, LP also paid off approximately $49 million of ABT debt. The acquisition was accounted for as a purchase and ABT's results of operations for the period subsequent to the acquisition have been included in LP's Consolidated

Statements of Income for the years ended December 31, 1999, 2000 and 2001. The purchase price was allocated to the assets and liabilities of ABT based on their estimated fair values. Based on these estimates, LP recorded $53 million of goodwill in its Consolidated Balance Sheet at December 31, 1999, which was being amortized using the straight-line method over 15 years.

        On September 14, 1999, LP acquired the capital stock of Forex for a total purchase price of approximately $516.5 million. Approximately $376.6 million of this amount was paid in cash and approximately $139.9 million was paid through the issuance of promissory notes to Forex shareholders. Concurrent with the acquisition, LP also paid off approximately $101.5 million of Forex debt. In connection with the acquisition of Forex, LP borrowed $426.6 million under new uncommitted bank credit facilities. The acquisition was accounted for as a purchase and Forex's results of operations for the period subsequent to the acquisition have been included in LP's Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001. The purchase price was allocated to the assets and liabilities of Forex based on their estimated fair values. Based on these estimates, LP recorded $271.0 million of goodwill in its Consolidated Balance Sheet at December 31, 1999, which was being amortized using the straight-line method over 15 years.

        The following unaudited pro forma financial information gives effect to the acquisitions of ABT and Forex as if they had been consummated at the beginning of each period presented.

Year Ended December 31 1999	Dollar Amounts in Millions Except Per Share
Net sales	$3,110.5
Net income	235.2
Net income per share—basic and diluted	$2.21

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

        On November 30, 1999, LP acquired the assets of Evans for approximately $98 million in cash. The acquisition was accounted for as a purchase and the results of operations of the acquired assets for the period subsequent to the acquisition have been included in LP's Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001. No goodwill was recorded related to this acquisition.

11.    DISPOSITIONS

        In February 2001, LP sold a controlling interest in Samoa Pacific Cellulose LLC (SPC), a company that owns a pulp mill and related assets in Samoa, California, for approximately book value. In this transaction, LP received approximately $22 million in cash, and promissory notes of SPC valued at a fair value of $29 million and retained preferred stock of SPC valued at a fair value of approximately $9 million. Management believed the fair value of the consideration received approximated the carrying value of the assets at that time. The preferred stock is pledged as collateral against SPC's senior borrowing. The term of the promissory notes is longer than five years. Additionally, LP has agreed to provide SPC an $18 million credit facility secured by accounts receivable and inventory. At

December 31, 2001, the balance owed to LP under the credit facility was $15.1 million. If SPC defaults on this line of credit and the security does not cover the outstanding balance due to LP, additional losses could be incurred.

        Due to its continuing financial interest in SPC, LP did not record the transaction as a sale. In compliance with Staff Accounting Bulletin No. 30—Accounting For Divestiture Of A Subsidiary Or Other Business Operation, LP recorded the assets and the liabilities of SPC on LP's balance sheet under the captions "Assets transferred under contractual arrangement" and "Liabilities transferred under contractual arrangement." During 2001, LP recorded a valuation allowance equal to its non-secured, net investment in SPC due to SPC's substantial losses from operations due to weak pulp markets. This valuation allowance is reflected on LP's Consolidated Statements of Income under the caption "Loss related to assets and liabilities transferred under contractual arrangement."

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

12.    SEGMENT INFORMATION

        LP operates in five major business segments: Structural Products, Exterior Products, Industrial Panel Products, Other Products, and Pulp. LP's business units have been aggregated into these five reportable segments based on the similarity of economic characteristics, customers, distributions methods and manufacturing processes. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 above. LP evaluates the performance of its business segments based on operating profits excluding other operating credits and charges, general corporate and other expenses, interest, equity in earnings of unconsolidated affiliate and income taxes.

        The Structural Products segment includes North American OSB, plywood, lumber, engineered wood products (EWP), (primarily laminated veneer lumber (LVL) and I-joists) and timberlands. The Exterior Products segment includes wood and vinyl siding and related accessories, composite decking and specialty OSB products. The Industrial Panel Products segment includes particleboard, medium density fiberboard (MDF), hardboard and decorative panels. The Other Products segment includes distribution facilities, plastic moldings, wood chips, coatings and specialty chemicals (sold in December of 1999), cellulose insulation (contributed to a joint venture in August of 2000), Ireland OSB operations, Chile OSB operations, Alaska lumber and logging operations (sold in November of 1999) and other products. The Pulp segment includes the wood pulp products of LP's two pulp mills (controlling interest of one of which was transferred in February of 2001 as described in Note 11 and the indefinite closure of the other of which was announced in October 2001.

        Export sales are primarily to customers in Asia and Europe. Information about LP's geographic segments is as follows:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
TOTAL SALES—POINT OF ORIGIN
U.S.	$1,895	$2,331	$2,743
Canada and other	705	832	455
Intersegment sales to US	(240)	(230)	(126)

Total sales	$2,360	$2,933	$3,072

Export Sales (included above)	$76	$152	$193

OPERATING PROFIT (LOSS)
U.S.	$(17)	$210	$391
Canada and other	(16)	78	89
Other operating credits and charges, net	(67)	(71)	(8)
Loss related to assets and liabilities transferred under contractual arrangement	(43)	—	—
General corporate expense and interest, net	(146)	(235)	(115)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	$(289)	$(18)	$357

IDENTIFIABLE ASSETS
U.S.	$2,024	$2,274	$2,335
Canada and other	993	1,101	1,153

Total assets	$3,017	$3,375	$3,488

        Information about LP's product segments is as follows:

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
TOTAL SALES
Structural products	$1,520	$1,817	$1,876
Exterior products	359	329	276
Industrial panel products	199	287	300
Other products	235	348	477
Pulp	47	152	143

Total sales	$2,360	$2,933	$3,072

OPERATING PROFIT (LOSS)
Structural products	$(1)	$176	$440
Exterior products	16	19	53
Industrial panel products	(19)	2	13
Other products	(2)	(12)	(11)
Pulp	(27)	13	(15)
Other operating credits and charges, net	(67)	(71)	(8)
Loss related to assets and liabilities transferred under contractual arrangement	(43)	—	—
General corporate and other expense, net	(86)	(99)	(103)
Interest, net	(60)	(43)	(12)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	$(289)	$(15)	$357

Year Ended December 31	2001	2000	1999
	Dollar Amounts in Millions
IDENTIFIABLE ASSETS
Structural products	$1,559	$1,689	$1,738
Exterior products	227	203	199
Industrial panel products	114	142	160
Other products	162	228	174
Pulp	24	143	176
Non-segment related	931	970	1,041

Total assets	$3,017	$3,375	$3,488

DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
Structural products	$144	$167	$123
Exterior products	22	20	14
Industrial panel products	9	14	14
Other products	6	14	17
Pulp	3	10	11
Non-segment related	11	11	23

Total depreciation, amortization and cost of timber harvested	$195	$236	$202

CAPITAL EXPENDITURES
Structural products	$38	$146	$94
Exterior products	14	27	3
Industrial panel products	5	7	6
Other products	8	20	8
Pulp	1	2	4
Non-segment related	3	18	3

Total capital expenditures	$69	$220	$118

(1)
See Note 7 above for an explanation of other operating credits and charges, net.

Independent Auditors' Report

         To the Board of Directors and Stockholders of Louisiana-Pacific Corporation:

        We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
January 30, 2002

REPORT ON MANAGEMENT'S RESPONSIBILITIES

         Louisiana-Pacific Corporation and Subsidiaries

        Management of Louisiana-Pacific Corporation is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and the estimates and judgments upon which certain amounts in the financial statements are based. Management is also responsible for preparing other information included in this annual report on Form 10-K. In our opinion, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles in all material respects, and the other information in this annual report on Form 10-K has been prepared on a basis consistent with the financial statements.

        Management is also responsible for establishing and maintaining a system of internal control over financial reporting, including policies, procedures and controls designed to provide reasonable assurance as to the safeguarding of assets and the reliability of the published financial statements. The Corporation's internal audit staff regularly performs an independent assessment of this system in order to confirm that the system is adequate and operating effectively. The Corporation's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements. Management has considered any significant recommendations regarding the internal control system that have been brought to its attention by the internal audit staff or independent public accountants and has taken steps it deems appropriate to maintain a cost-effective internal control system. The Finance and Audit Committee of the Board of Directors, consisting entirely of independent directors who meet or exceed all criteria established by the SEC, provides oversight to the financial reporting process.

        The Corporation's management, internal auditors and independent public accountants meet regularly with the Finance and Audit Committee to discuss financial reporting and internal control issues and have full and free access to the Finance and Audit Committee at all times.

        There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system can vary over time due to changes in conditions.

        Management believes that as of December 31, 2001, the internal control system over financial reporting is adequate and effective in all material respects.

Mark A. Suwyn Chairman and CEO	Curtis M. Stevens Vice President, Treasurer and CFO

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Information regarding LP's directors is incorporated herein by reference to the material included under the caption "Item 1—Election of Directors" in the definitive proxy statement filed by LP for its 2001 annual meeting of stockholders (the "2002 Proxy Statement"). Information regarding LP's executive officers is located in Item 1 of this report under the caption "Executive Officers of Louisiana-Pacific Corporation." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement.

ITEM 11.    Executive Compensation

        Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation," "Compensation of Executive Officers," "Retirement Benefits," "Directors' Compensation," and "Agreements with Executive Officers" in the 2002 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 2002 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

        Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation" and "Management Loans and Other Transactions" in the 2002 Proxy Statement.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements and Financial Statement Schedules

        The following financial statements of LP are included in this report:

  Consolidated Balance Sheets—December 31, 2001, and 2000.
  Consolidated Statements of Income—years ended December 31, 2001, 2000, and 1999.
  Consolidated Statements of Cash Flows—years ended December 31, 2001, 2000, 1999.
  Consolidated Statements of Stockholders' Equity—years ended December 31, 2001, 2000 and 1999.
  Notes to Financial Statements.
  Independent Auditors' Report.

  No financial statement schedules are required to be filed.

B. Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter 2001.

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

Date: March 14, 2002	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ CURTIS M. STEVENS Curtis M. Stevens Vice President, Treasurer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 14, 2002	/s/ MARK A. SUWYN Mark A. Suwyn Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)
March 14, 2002	/s/ CURTIS M. STEVENS Curtis M. Stevens Vice President, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)
March 14, 2002	/s/ COLIN D. WATSON Colin D. Watson Director
March 14, 2002	/s/ WILLIAM C. BROOKS William C. Brooks Director
March 14, 2002	/s/ ARCHIE W. DUNHAM Archie W. Dunham Director

March 14, 2002	/s/ PAUL W. HANSEN Paul W. Hansen Director
March 14, 2002	/s/ BRENDA LAUDERBACK Brenda Lauderback Director
March 14, 2002	/s/ PATRICK F. MCCARTAN Patrick F. McCartan Director
March 14, 2002	/s/ E. GARY COOK E. Gary Cook Director
March 14, 2002	/s/ LEE C. SIMPSON Lee C. Simpson Director

EXHIBIT INDEX

        On written request, Louisiana-Pacific Corporation (LP) will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP's costs of copying such exhibit plus postage. Any such request should be sent to: Ward Hubbell, Vice President Corporate Affairs, Louisiana-Pacific Corporation, 805 SW Broadway, Suite 700, Portland, Oregon 97005-3303.

        Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3(a) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
3.2	Bylaws of LP. Incorporated herein by reference to Exhibit 3.1 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
4.1
Rights Agreement dated as of May 26, 1998, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 1 to LP's Registration Statement on Form 8-A filed May 26, 1998.
4.2	Amendment to Rights Agreement dated as of October 17, 2001, between LP and First Chicago Trust Company of New York as Rights Agent.
4.3
Indenture, dated as of September 14, 1999, among Louisiana-Pacific Acquisition Inc., LP and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.4
Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A., as trustee). Incorporated herein by reference to Exhibit 4.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.5
First Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.6
Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.7
Third Supplemental Indenture, dated August 13, 2001, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.1	Credit Agreement, dated November 15, 2001, among LP, Bank of America, N.A., and the other financial institutions that are parties thereto.
10.2	2001 LP Canada Credit Agreement, dated November 30, 2001, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada.
10.3	Receivables Sale Agreement, dated as of November 15, 2001, as amended December 15, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation.
10.4
Credit and Security Agreement, dated as of November 15, 2001, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachonia Bank, N.A., and the other financial institutions that are parties thereto.

10.5
Standby Purchase and Note Support Agreement dated August 16, 1999, as amended as of July 18, 2001, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.6	Second amendment, dated November 15, 2001, to Standby Purchase and Note Support Agreement amount LP, Bank of America, N.A., and Canadian Imperial Bank of Commerce.
10.7
Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC, and the Purchasers listed therein. Incorporated herein by reference to Exhibit 4 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.8
Settlement Agreement, dated October 18, 1995, between LP and counsel for plaintiffs in nationwide siding class action litigation. Incorporated herein by reference to Exhibit 10 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10.9
Amendment to Settlement Agreement, dated April 26, 1996, between LP and counsel for plaintiffs in nationwide siding class action litigation. Incorporated herein by reference to Exhibit 10.A to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
10.10
Supplemental Funding Agreement, dated October 26, 1998, between LP and counsel for plaintiffs in siding class action litigation. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.11
Settlement Agreement, dated May 3, 2000 among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hard board siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.
10.12	Assignment, Assumption, Release, and Indemnity Agreement, dated June 25, 2001, among LP, Louisiana-Pacific Canada, Ltd., Abitibi-Price Corporation and Abitibi-Consolidated Inc.
10.13	1984 Employee Stock Option Plan as amended. Incorporated herein by reference to Exhibit 10.A to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.14	1991 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.B to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.15
1992 Non-Employee Director Stock Option Plan (restated as of May 1, 2000) and Related Forms of Option Agreements. Incorporated herein by reference to Exhibit 10.3 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.*
10.16	1997 Incentive Stock Award Plan as restated as of May 6, 2001. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.*
10.17
Form of Award Agreement for Non-Qualified Stock Options under the 1997 Inventive Stock Award Plan. Incorporated herein by reference to Exhibit 10.F(2) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.18
Form of Award Agreement for Incentive Shares under the 1997 Incentive Stock Award Plan. Incorporated herein by reference to Exhibit 10.4 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.*
10.19	Annual Cash Incentive Award Plan effective March 1, 1997. Incorporated herein by reference to Exhibit 10.F(3) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 19996.*

10.20
Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2000. Incorporated herein by reference to Exhibit 10.14 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.21	Executive Loan Program, as amended and restated November 3, 2001.*
10.22	2000 Employee Stock Purchase Plan, as amended and restated effective October 1, 2001.*
10.23	2000 Non-Employee Director Restricted Stock Plan. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.*
10.24
Employment Agreement between LP and Mark A. Suwyn dated January 2, 1996. Incorporated herein by reference to Exhibit 10.L to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*
10.25
Restricted Stock Award Agreement between LP and Mark A. Suwyn dated January 31, 1996. Incorporated herein by reference to Exhibit 10.J to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.26	1997 Cash Incentive Award for Mark A. Suwyn adopted March 11, 1997. Incorporated herein by reference to Exhibit 10.K to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.27
Letter agreement dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.0 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.28
Form of Change of Control Employment Agreement between LP and each of Mark A. Suwyn, Curtis M. Stevens, Richard W. Frost, Joseph B. Kastelic, J. Keith Matheney, Michael J. Tull, Walter M. Wirfs, Jeff Duncan, Jr., W. Lee Kuhre, and M. Ward Hubbell. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.*
21	List of LP's subsidiaries.
23	Consent of Deloitte & Touche LLP

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, LP is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of LP's total consolidated assets at December 31, 2001. LP agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

QuickLinks

ABOUT FORWARD-LOOKING STATEMENTS
ABOUT THIRD PARTY INFORMATION
PART I
Structural Products Segment
Exterior Products Segment
Industrial Panel Products Segment
Other Products Segment
Pulp Segment
Product Information Summary For Years Ended December 31
PART II
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Independent Auditors' Report
REPORT ON MANAGEMENT'S RESPONSIBILITIES
PART III
PART IV
SIGNATURES
EXHIBIT INDEX