Form 10-Q
period 2002-03-31
LOUISIANA PACIFIC CORP
filed 2002-04-26
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,566,500 shares of Common Stock, $1 par value, outstanding as of April 24, 2002.

Except as otherwise specified and unless the context otherwise requires, references to "LP", the "Company", "we", "us", and "our" refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS

Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by us with the Securities and Exchange Commission may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, our management.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended March 31,
	2002	2001
Net sales	$596.7	$558.5

Operating costs and expenses:
Cost of sales	505.6	549.2
Depreciation, amortization and depletion	43.4	49.1
Selling and administrative	37.3	43.6
Other operating charges and credits, net	0.8	12.2
Loss related to assets and liabilities transferred under contractual arrangement	—	4.5

Total operating costs and expenses	587.1	658.6

Income (loss) from operations	9.6	(100.1)

Non-operating income (expense):
Interest expense	(23.8)	(23.2)
Interest income	7.9	8.2
Foreign exchange gains (losses)	(0.3)	2.0

Total non-operating income (expense)	(16.2)	(13.0)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliate	(6.6)	(113.1)
Provision (benefit) for income taxes	(2.0)	(22.4)
Minority interest in net income (loss) of consolidated subsidiaries	(0.5)	(1.3)
Equity in (income) loss of unconsolidated affiliate	(0.9)	—

Net income (loss)	$(3.2)	$(89.4)

Net income (loss) per share—basic and diluted	$(0.03)	$(0.86)

Average shares outstanding
Basic and diluted	104.6	104.4

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$46.9	$61.6
Accounts receivables, net	169.7	118.3
Inventories	252.6	213.2
Prepaid expenses	11.5	21.1
Income tax refunds receivable	39.5	37.5
Deferred income taxes	41.4	41.4

Total current assets	561.6	493.1
Timber and timberlands, at cost less cost of timber harvested	553.8	563.1
Property, plant and equipment	2,348.1	2,355.3
Accumulated depreciation	(1,251.9)	(1,221.9)

Net property, plant and equipment	1,096.2	1,133.4
Goodwill, net of amortization	298.3	298.3
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	29.1	29.1
Other assets	87.7	96.0

Total assets	$3,030.5	$3,016.8

LIABILITIES AND EQUITY
Current portion of long-term debt	$38.9	$37.7
Accounts payable and accrued liabilities	244.8	251.8
Current portion of contingency reserves	20.0	20.0

Total current liabilities	303.7	309.5
Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	799.7	755.5

Total long-term debt, excluding current portion	1,196.2	1,152.0
Contingency reserves, excluding current portion	129.6	135.1
Liabilities transferred under contractual arrangement	13.3	14.0
Deferred income taxes and other	309.8	325.3
Commitments and contingencies
Stockholders' equity:
Common stock	117.0	117.0
Additional paid-in capital	441.7	440.8
Retained earnings	804.4	807.6
Treasury stock	(230.5)	(230.6)
Accumulated comprehensive income (loss)	(54.7)	(53.9)

Total stockholders' equity	1,077.9	1,080.9

Total liabilities and equity	$3,030.5	$3,016.8

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3.2)	$(89.4)
Depreciation, amortization and depletion	43.4	49.1
Other operating charges and credits, net	4.8	12.2
Cash settlements of contingencies	(6.3)	(1.9)
Loss on assets and liabilities transferred under contractual arrangement	—	4.5
Other adjustments	(7.5)	(1.3)
Decrease (increase) in certain working capital components and deferred taxes	(87.8)	12.1

Net cash used by operating activities	(56.6)	(14.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital spending	(3.8)	(22.1)
Cash loaned under credit facility related to assets and liabilities transferred under contractual arrangement	(0.7)	—
Proceeds from transfer of assets and liabilities under contractual arrangement	—	22.4
Proceeds from assets sales	0.9	5.6
Other investing activities, net	7.4	0.6

Net cash provided by investing activities	3.8	6.5

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings, including net increase (decrease) in revolving borrowings	45.0	15.1
Repayment of long-term debt	(0.6)	(3.2)
Cash dividends	—	(14.7)
Other financing activities	(6.3)	0.3

Net cash provided (used) by financing activities	38.1	(2.5)

Net decrease in cash and cash equivalents	(14.7)	(10.7)
Cash and cash equivalents at beginning of period	61.6	38.1

Cash and cash equivalents at end of period	$46.9	$27.4

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Unaudited Consolidated Summary Financial Statements

        1.    These consolidated summary financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP's Annual Report on Form 10-K for the year ended December 31, 2001.

These consolidated summary financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management of LP, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

        4.    The preparation of interim financial statements requires the estimation of LP's effective income tax rate based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly. Accounting standards require that the estimated effective income tax rate for the year be applied to year-to-date income or loss at the end of each quarter. Any resulting adjustment related to prior periods must be applied against the current quarter. For the three-month period ended March 31, 2002, LP's effective tax benefit rate was 39% as compared to 20% in the first three months of 2001.

        5.    The preparation of interim financial statements requires the estimation of LP's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

        6.    Inventories are valued at the lower of cost of market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

(Dollars in millions)	March 31, 2002	December 31, 2001
Logs	$94.6	$68.5
Other raw material	32.9	33.5
Finished products	142.9	127.2
Supplies	17.0	18.8
LIFO reserve	(34.8)	(34.8)

Total	$252.6	$213.2

        7.    Components of comprehensive income (loss) for the periods include:

	Quarter Ended March 31,
(Dollars in millions)
	2002	2001
Net income (loss)	$(3.2)	$(89.4)
Currency translation adjustment	(0.7)	1.4
Other	(0.1)	—

Total comprehensive income (loss)	$(4.1)	$(88.0)

        8.    The selected segment data and discussion of other operating credits and charges set forth in Item 2 "Management's Discussion and Analysis and Results of Operations" of this report is incorporated herein by reference.

        9.    The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

        10.  Investments in 50% owned joint ventures are accounted for under the equity method.

        11.  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, these indefinite life assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS No. 142 was effective for LP beginning January 1, 2002. LP has until June 30, 2002 to determine if any indefinite life intangible assets are impaired as of January 1, 2002 and until December 31, 2002 to determine the amount of any such impairment. If an impairment is deemed to exist, the charge will be recorded as of January 1, 2002. Management is currently evaluating the impact of this statement. Included in first quarter of 2001 results, is $6.8 million of amortization of indefinite life intangibles. Excluding this amount from the first quarter 2001 results would result in an adjusted net loss of $82.6 million or $0.79 per diluted share.

        12.  In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 will be effective for LP beginning January 1, 2003. Management is currently evaluating the impact of these statements.

        13.  In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 and addresses financial accounting and reporting obligations associated with. SFAS No. 144 was effective for LP beginning January 1, 2002. The adoption of this standard did not have a material impact on the financial statements of LP.

Item 2.    Management's Discussion and Analysis

CRITICAL ACCOUNTING POLICIES

Presented in Note 1 of Notes to financial statements in Item 8 in our annual report on Form 10-k for the year ended December 31, 2001 is a discussion of our significant accounting policies. The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas. While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have be approximately $34.8 million higher if the LIFO inventories were valued at average cost.

Timber and timberlands. We use an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Additionally, included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocation for Le Groupe Forex (Forex) and the assets of Evans Forest Products (Evans). This allocation was based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market.

Property, plant and equipment. We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of equipment over the estimated units that will be produced during a conservative estimate of its useful life.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the selection and application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2002, these significant accounting estimates and judgments include:

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

Impairment of Long-Lived Assets. We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under U.S. generally accepted accounting principles, requires us to make judgments, assumptions and estimates. In general, losses are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows are future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimate of expenses are based upon our expectation that we will continue to reduce product costs that will offset inflationary impacts. When impairment is indicated, the book values of the assets are written down to their estimated fair value. Assets to be disposed of are written down to their estimated fair value, less estimated sales costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which can be less than the estimated undiscounted future next cash flows associated with such assets prior to such determination, and thus require a write down of such assets. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we may hire independent appraisers to estimate net sales proceeds for us. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of our assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

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

RESULTS OF OPERATIONS

Our net loss for the first quarter of 2002 was $3.2 million, or $0.03 per diluted share, on sales of $596.7 million, compared to the first quarter 2001 net loss of $89.4 million, or $0.86 per diluted share, on sales of $558.5 million. Excluding other operating credits and charges of $0.8 million ($0.5 million after tax, or $0.00 per diluted share), our loss for the first quarter of 2002 was $2.7 million, or $0.03 per diluted share, compared to the first quarter 2001 loss excluding other operating credits and charges of $12.2 million ($7 million after tax or $0.07 per diluted share), the non-cash charge associated with the write down on the investment in assets and liabilities transferred under contractual arrangement of $4.5 million ($3 million after tax or $0.03 per diluted share) and amortization of goodwill ($6.8 million after tax or $0.07 per diluted share), was $72 million, or $0.69 per diluted share.

We operate in five segments: Structural Products; Exterior Products; Industrial Panel Products; Other Products; and Pulp. Structural Products is the most significant segment, accounting for more than 60% of sales during the first three-months of both 2002 and 2001. We are continuing our plan to exit the pulp business. In 2001, we sold a controlling interest in one of our mills and announced the indefinite closure of the other. Our results of operations are discussed below for each of these segments separately. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

Most of our products are sold as commodities and therefore sales prices fluctuate based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, or will increase or decrease in the future, because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. We are not able to determine to what extent, if any, we will be able to pass any future increase in the price of raw materials on to customers through product price increases.

Demand for the majority of our products is subject to seasonal and cyclical fluctuations over which we have no control. The level of residential construction activity, which is subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors, heavily influences the demand for our building products. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on our results of operations.

Selected Segment Data

	Quarter Ended March 31,
	2002	2001	% change
Net sales:
Structural products	$394.4	$344.3	15
Exterior products	101.8	69.6	46
Industrial panel products	40.8	53.2	(23)
Other products	59.6	58.5	2
Pulp	.1	32.9	(100)

	$596.7	$558.5	7

Operating profit (loss):
Structural products	$23.3	$(30.9)	175
Exterior products	8.8	(4.3)	305
Industrial panel products	(2.5)	(6.9)	64
Other products	2.8	(2.1)	233
Pulp	(1.4)	(12.8)	89
Other operating charges and credits, net	(0.8)	(12.2)
Loss related to assets and liabilities transferred under contractual arrangement	—	(4.5)	—
General corporate and other expenses, net	(20.9)	(24.4)	14
Interest expense, net	(15.9)	(15.0)	(5)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affiliates	$(6.6)	$(113.1)	94

Structural Products

Our structural products segment manufactures and distributes structural panel products, including OSB; plywood; lumber; and EWP, including I-joists and LVL. Our structural products segment also includes our timberlands.

The increase in sales for first quarter 2002 as compared to first quarter of 2001 was primarily due to higher OSB, plywood and lumber prices. Percent changes in average sales prices and unit shipments were as follows:

	Average Net Selling Price		Unit Shipments
OSB	18%		1%
Plywood	5%		(15%	)
Lumber	16%		21%
LVL	(7%	)	—
I-Joist	(4%	)	20%

OSB prices increased in the first quarter due to increased demand as retailers and distributors built inventory in anticipation of a continued strong housing market. In addition, the unusually temperate weather across most of North America allowed for housing construction to continue unhampered. Increases in OSB pricing accounted for an improvement of nearly $27 million in operating results for this segment. Sales volumes remained relatively flat with the prior year. Significant cost savings were realized in OSB due to reduced wood and energy costs and increased manufacturing efficiencies.

Plywood prices also improved in the first quarter of 2002 compared to the comparable period in the prior year. However, our plywood business continues to lose money. Consequently, we are continuing to review operating results at each of our plywood mills to balance cash flow concerns while meeting customer commitments. During the quarter, several mills operated on curtailed schedules.

Lumber prices increased in the first quarter as compared to the comparable period in 2001. Increases in lumber prices provided almost $10 million in improved profitability. Additionally, significant improvements in manufacturing efficiencies lead to increased volume and increased production per man-hour that lowered per unit costs. Additionally, during the first quarter of 2001, we operated several mills on curtailed schedules.

Engineered wood products showed an increase in profits due to increased sales volume of I-Joists and reduced operating costs. These increases offset the impact of the reduced pricing on both LVL and I-Joists due to increased industry capacity. I-Joist sales volume increased due to the addition of several new distributors.

Overall, compared to the first quarter of 2001, the primary factor in the increased profitability in this segment was improvement in sales prices and improved operating efficiencies as discussed above. Overall, log cost and other raw materials associated with these products declined by approximately 3% for the quarter.

Exterior Products

        Our exterior products segment produces and markets wood and vinyl siding and related accessories, composite decking and specialty OSB. Percent changes in average sales prices and unit shipments were as follows:

	Average Net Selling Price		Unit Shipments
OSB-based exterior products	3%		40%
Hardboard siding	2%		26%
Vinyl siding	(6%	)	26%
Composite decking	(3%	)	(4%	)
Commodity OSB	20%		(39%	)

For the first quarter of 2002, as compared to the comparable quarter in 2001, the increase in volume of both our hardboard siding and our OSB-based exterior products was primarily due to capturing additional sales as a result of mill closures by a key competitor in March of 2001. Additionally, we have seen significant increases in our penetration of manufactured homes sector. In our vinyl operations, several new products that we launched during the latter half of 2001 produced significant sales growth. Additionally, across all of our exterior products businesses, the milder than usual winter allowed increased homebuilding activity which resulted in increased sales.

We continue to develop our composite decking business. During the quarter, we did see a decline in sales price due to increased competition. Additionally, production and sales volumes declined as we transitioned to a new product formulation.

During both first quarter of 2002 and 2001, one of our specialty OSB facilities produced commodity OSB. This commodity OSB volume declined in 2002 primarily due to increasing utilization of this facility to produce OSB-based specialty products. See discussion in Structural Panel Products above for a discussion of increases in commodity OSB pricing.

Overall, operating results for this segment improved for the quarter compared to the prior year due to the increased volumes in our siding products and increased pricing in both our OSB-based exterior products and commodity OSB. Additionally, significant reductions in resin costs in our vinyl operations contributed to the improved operating results. These improvements were partially offset by increased losses associated with our composite decking products.

Industrial Panel Products

The industrial panels segment manufacturers and distribute particleboard, medium density fiberboard (MDF) and interior hardboard panels. For particleboard, sales prices declined about 10% compared to first quarter of 2001 due to weak market conditions and sales volumes declined by 8%. For MDF, sales volumes declined by 28% with sales prices increasing by 11% due to a higher mix of specialty products. For interior hardboard panels, sales prices increased by 4% with sales volume increasing by 29% due to increased demand. The primary factors of improved operating results in this segment were the reduction in energy costs and improvement in manufacturing efficiencies. These improvements partially offset the impact of the lower sales prices.

Other Products

Our other products segment includes plastic molding products, as well as our distribution and wholesale business, wood chips and our OSB plants located in Chile and Ireland. Sales for the first quarter of 2002 compared to the first quarter of 2001 were relatively flat, while operating results improved. The improvement in operating results was primarily attributable to our distribution business. Operating results for our other operations in this segment remained relatively flat. Due to low commodity prices in fourth quarter of 2001, our distribution business was able to secure low priced inventory moving into the first quarter 2002. As commodity prices began to increase, this business was able to sell at higher gross margins. We have announced that we are selling our stake in our Ireland OSB facility for $10 million. This transaction is expected to close in late April 2002.

Pulp

Our pulp segment loss declined significantly from the first quarter of 2001. In February 2001, we transferred a controlling interest in our pulp facility in Samoa, California (see discussion in Potential Impairments below). Also during 2001, we indefinitely closed our remaining pulp mill. In the current quarter, the loss in this segment includes our on-going maintenance costs for security, property tax and other such expenditures at the closed mill as well as logs transportation costs to move logs currently located at this mill to other facilities.

Other Operating Charges and Credits, Net

Information regarding other operating charges and credits recorded in the quarter ended March 31 is set forth in the following table.

	Quarter Ended March 31,
(Dollars in millions)
	2002	2001
Additions to contingency reserves	$—	$(2.0)
Long-lived asset impairment charges	(7.6)	(10.2)
Mark to market adjustment on energy contracts	2.7	—
Gain on insurance recovery	4.1	—

Total unusual credits and charges, net	$(0.8)	$(12.2)

In the first quarter of 2002, we recognized $4.1 million ($2.5 million after taxes or $0.02 per diluted share) in insurance settlements. These amounts are comprised of $2.2 related to a 2000 incident at our Saratoga, Wyoming lumber facility and $1.9 related to a 1999 incident at our Montrose, Colorado OSB facility. Due to the bankruptcy filing of Enron, we were required to record a mark-to-market adjustment on several energy contracts in the fourth quarter of 2001 as future physical delivery of the energy was no longer deemed probable. For first quarter 2002, we recorded a gain of $2.7 million ($1.6 million after taxes, or $0.02 per share) to reflect the changes in the estimated fair value of the contracts since December 31, 2001.Additionally, we recorded $7.6 million ($4.6 million after tax or $0.04 per diluted share) in long-lived asset impairment charges associated with a particleboard mill and a sawmill to reduce the carrying value of the fixed assets to their estimated sales price. The remaining book value and operating results associated with this equipment are not material to our financial statements.

For the quarter ended March 31, 2001, we recorded a net charge of $10.2 million ($6.2 million after taxes, or $.06 per diluted share) associated with impairment charges related to equipment at three former manufacturing sites. The additional impairment charges resulted from changes in the planned method of disposal of the equipment. The remaining book value and operating results associated with this equipment are not material to our financial statements. We also recorded a net loss of $2 million ($1.2 million after taxes, or $.01 per diluted share) for additional reserves for non-product litigation.

General Corporate and Other Expense

For the first quarter of 2002, general corporate and other expenses declined 14% from the same period in 2001. This decline is primarily due to cost savings resulting from a corporate restructuring that occurred in 2001.

Interest Income (Expense)

Interest expense increased slightly in the first quarter of 2002 compared to the same period in the prior year due to a higher average debt outstanding to fund operations as well as increased interest rates due to the addition of our senior subordinated notes in August of 2001 offset by lower rates on our variable debt.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Item 7 in our annual report on Form 10-K for the year ended December 31, 2001 and Item 1, Legal Proceedings, in Part II of this report.

OSB Siding Litigation Update

The following discussion updates should be read in conjunction with the discussion of our OSB siding litigation set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2001, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal and Environmental Matters."

During the first quarter of 2002, claimants continued to file claims under the National Settlement. The claim filing period associated with the Florida Settlement ended October 4, 2000 and, as a result, no new claims under the Florida settlement were accepted after that date. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

As of March 31, 2002, (i) approximately 317,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 314,000 at December 31, 2001, and (ii) approximately 203,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 201,000 at December 31, 2001. The average payment amount for settled claims as of March 31, 2002 and December 31, 2001 was approximately $3,800. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund, the average payment amount for settled claims as of March 31, 2002 was $5,100. The total number of completed claim forms pending (not settled) as of March 31, 2002 was approximately 28,000 (approximately 27,000 at December 31, 2001) while approximately 139,000 claims had been settled (approximately 139,000 at

December 31, 2001) and approximately 36,000 claims had been dismissed (approximately 35,000 at December 31, 2001). Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $56.6 million in the first three months of 2002 compared to $14.7 million in the same period of 2001. The increase in cash used by operations resulted primarily from increased inventories and accounts receivables, which was partially offset by improved operating results compared to the prior year.

Net cash provided by investing activities was $3.8 million in the first three months of 2002 compared to $6.5 million in the comparable period of 2001. Capital expenditures for property, plant, equipment and timber declined significantly in the first quarter of 2002 compared to the same period in 2001, primarily due to management's focus on cash preservation. Capital expenditures during the first quarter of 2002 were primarily for necessary capital projects. We estimate that for the full year ending December 31, 2002, we will spend $60 million to $70 million for necessary and high-return capital projects. In addition, LP received cash of $6.4 million from the liquidation of investments held in a grantor trust to offset the cash impact of distributions related to the discontinuation of deferred compensation plans.

Net cash provided by financing activities was $38.1 million for the first three months of 2002 compared to $2.5 million of net cash used by financing activities in the comparable period of 2001. Our net new borrowings were $45 million in the first quarter of 2002 and $15.1 million in the comparable period in 2001. We paid $14.7 million in cash dividends in the first quarter of 2001. In addition, LP made $6.2 million of distributions related to the discontinuation of deferred compensation plans.

We expect to meet future cash requirements of the existing operations through cash generated from operations, existing cash balances, and existing credit facilities and other capital resources. Cash and cash equivalents totaled $46.9 million at March 31, 2002 compared to $61.6 million at December 31, 2001.

We have a secured revolving credit facility of approximately $190 million under which $45 million of borrowings and $45 million in letters of credit were outstanding at March 31, 2002 (available credit at March 31, 2002 was approximately $100). This facility is available until January 2004. This facility contains five specific financial covenants (at March 31, 2002), as follows:

  •
  Minimum required Shareholder's Equity, as defined, of approximately $1 billion;

  •
  Maximum debt to capitalization ratio, as defined, of 52.5%;

  •
  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the prior four consecutive quarters of $60 million;

  •
  Minimum collateral coverage ratio, as defined, of two times the committed amount; and

  •
  The borrowing base under the receivables securitization facility described below must be at least $50 million and the aggregate financing commitment thereunder must be at least $100 million.

The maximum debt to capitalization ratio will decrease and the minimum EBITDA will increase in future reporting periods. We are also prohibited from certain transactions, including paying cash dividends on or purchasing shares of our common stock.

We also have a $25 million (Canadian) secured revolving credit facility under which no borrowings and $3.4 million of outstanding letters of credit were outstanding at March 31, 2002. This facility is available until December 2002, subject to the extension at the option of the lender. In addition, the Canadian credit facility contains certain restrictive covenants, including a requirement that Louisiana-

Pacific Canada Ltd. and subsidiaries maintain a consolidated minimum current ratio, as defined, of 1.15 to 1.0. Additionally, we, as guarantor, must comply with financial covenants substantially similar to those contained in the credit facility discussed above.

Additionally, we have an accounts receivable securitization facility of up to $125 million of under which $70 million was outstanding as of March 31, 2002. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our unsecured debt rating could cause an amortization event under this facility and trigger cross-defaults in other long-term debt agreements.

As of March 31, 2002, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtedness, see the information included in Outlook: Issues and Uncertainties, under the captions "Our substantial debt could have important consequences" and "The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings".

Significant changes in our balance sheet from December 31, 2001 to March 31, 2002, include an increase of $54.5 million in accounts receivable due to increases in sales volume and prices, an increase of $39.4 million in inventories due to seasonable log build up and a decrease of $9.4 million in prepaids.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $149.6 million at March 31, 2002, of which $20 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency related payments totaled $6 million for the first three months of 2002.

POTENTIAL IMPAIRMENTS

We have a continuing financial interest in Samoa Pacific Cellulose LLC (SPC) (see discussion at Note 10 of the Notes to the financial statements included in Item 8 in our annual report on Form 10-K for the year ended December 31, 2001) in the form of various classes of preferred equity interests and secured and unsecured receivables. Due to weak pulp markets, SPC has incurred substantial losses from operations and one of its major customers is in the process of liquidation. During 2001, we wrote off our remaining investment in SPC except for the secured amounts. While we currently believe that the receivable from SPC is recoverable, we continue to closely monitor SPC's operating results and financial condition and it is possible that we may be required to record further impairment charges related to SPC in the future. At March 31, 2002, the $15.8 million balance of the receivable exceeds the book value of the underlying collateral. The collectibility of the receivable is dependent on a recovery in the market for commodity pulp products from the current historical low levels. Although we believe that recovery in pulp pricing will occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become our liabilities. We have not recorded an accrual for these liabilities, as we do not believe it is probable that we will incur these liabilities. However it is possible that we may be required to record such an accrual in the future.

We continue to review several mills for potential impairments. We currently believe we have adequate support for the carrying value of each of these mills based upon the anticipated cash flows based upon future demand and pricing assumptions and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate from March 31, 2002 levels or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

We also review from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant circumstances. Because a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, we may be required to record impairment charges in connection with decisions to dispose of assets.

OUTLOOK: ISSUES AND UNCERTAINTIES

We generally do not provide public forecasts of our future financial performance. However, we do believe that based upon information available from industry sources that we should see improved business conditions over the next several years. Factors that support this view include a favorable interest rate environment, a trend of increasing home ownership rates, steady growth of repair and remodeling and demographics that support more housing and increased sizes. While we are optimistic about our long-term prospects, the following issues and uncertainties should be considered in evaluating our potential financial performance.

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Most of our products, including structural panels and lumber, are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our building products is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and our principle on our debt.

We have a high degree of product concentration. OSB accounted for over 30% of our revenues during the first quarter of 2002, and we expect OSB sales to continue to account for a substantial portion of our revenues in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

We are involved in various environmental matters and legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. At March 31, 2002, the estimated approved but unpaid claims under the settlement agreement relating to the class action settlement of our national OSB siding litigation, exceeded the sum of the then-current balance of the related settlement fund and our remaining mandatory contributions to the related settlement fund by approximately $124 million. Consequently, the actual costs we ultimately incur may vary significantly from the estimated costs reflected in our contingency reserves depending on our ability to settle these liabilities at discounted amounts. Moreover, we may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

Our substantial debt could have important consequences. As of March 31, 2002, we had consolidated debt of approximately $1.2 billion. This level of indebtedness, which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonably terms, if at all; and (5) increase our vulnerability to adverse economic and industry conditions.

The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings. Among other things, the covenants require us to comply with or maintain certain financial tests and ratios and restrict our ability to: (1) incur debt; (2) incur liens (3) redeem and/or prepay debt; (4) make acquisitions; (5) make investments, including loans and advances; (6) make capital expenditures; (7) engage in mergers, consolidations or sales of assets; (8) engage in transactions with affiliates; and (9) pay dividends or engage in stock redemptions. Our ability to comply with these covenants is subject to various risks and uncertainties, and events beyond our control which could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, a substantial portion of our debt. Even if we are able to comply with the applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. In addition, specified downgrades in our credit ratings could increase our costs of borrowing and, in the case of our accounts receivable securitization facility, a one-level downgrade by a particular rating agency could (after the passage of six months time or upon downgrade by another rating agency) result in an amortization event and trigger cross-defaults which could result in the acceleration of the maturity of a substantial portion of our debt.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2002, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.2 million annually.

Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of our indebtedness, we historically have not entered into material currency rate hedges with respect to our exposure from operations (although we may do so in the future). At March 31, 2002, we had outstanding foreign exchange contracts with notional amounts of $51 million (Canadian) to hedge firm and anticipated purchase commitments, debt payments and firm sales commitments denominated in foreign currencies.

Most of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. Significant commodity products we sell include OSB, plywood and lumber. For OSB, with an annual volume of 5.8 billion square feet (3/8' basis) or 4.9 billion feet (7/16' basis), a $1 change in the annual average price on 7/16' basis would change annual pre-tax profits by approximately $4.9 million. For plywood, with an annual volume of 950 million square feet (3/8' basis) or approximately 715 million square feet (1/2' basis), a $1 change in the annual average price on a 1/2' basis would change annual pre-tax profits by approximately $0.7 million. For lumber, with an annual volume of 1.4 billion board feet, a $1 change in the annual average price would change annual pre-tax profits by $1.4 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES(1)

	Quarter Ended March 31,
	2002	2001
Oriented strand board (North America), million square feet 3/8" basis	1,360	1,367
Softwood plywood, million square feet 3/8" basis	198	207
Lumber, million board feet	291	229
Wood-based siding, million square feet 3/8" basis	187	154
Industrial panel products (particleboard, medium density fiberboard and hardboard), million square feet 3/4" basis	108	106
Engineered I-Joist, million lineal feet	18	14
Laminated veneer lumber (LVL), thousand cubic feet	2,016	1,694
Pulp, thousand short tons	—	51

(1)
Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

	OSB	Plywood	Lumber
	N. Central 7/16" Basis	Southern Pine 1/2" Basis Cdx 3-Ply	Framing Lumber Composite Prices
Annual Average
1993	$236	$282	$394
1994	265	302	405
1995	245	303	337
1996	184	258	398
1997	142	265	417
1998	205	284	349
1999	260	326	401
2001 1st Qtr. Avg.	132	242	284
2002 1st Qtr Avg.	165	253	316

Source:    Random Lengths

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Certain environmental matters and legal proceedings involving us are discussed below. Additional environmental matters and legal proceedings involving us are discussed in Item 7, Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2001.

Environmental Matters

We are involved in a number of environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which we have conducted operations or disposed of wastes. Based on the information currently available, we believe that any fines, penalties or other costs or losses in excess of amounts currently accrued resulting from these matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

In June 1996, the U.S. District Court for the District of Oregon approved a settlement between us and a nationwide class composed of all persons who own, have owned, or acquire property on which our OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation (which has been concluded). Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of ours may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

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

The settlement requires us to contribute $275 million to the settlement fund. Approximately $273 million of that obligation had been satisfied at March 31, 2002 through cash payments on a discounted basis of approximately $263 million. Our remaining mandatory contribution to the settlement fund is due in June 2002 (approximately $2 million). In addition to our mandatory contribution, at March 31, 2002, we had paid, on a discounted basis, approximately $97 million of the two $50 million optional contributions, at a cost of approximately $68 million, and we have committed to the court that we will make the balance of these two optional contributions when it becomes due in August 2002. We were entitled to make our mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

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

At March 31, 2002, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and our remaining mandatory and committed optional contributions to the settlement fund by approximately $124 million. Approximately 1,700 new claims were filed during the first quarter of 2002.

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

Throughout the period the above described settlements have been in effect, we have recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the settlements and the various alternatives available to us makes the process of estimating these accruals difficult. In connection with national settlement, the liability recorded at March 31, 2002 represents management's best estimate of the future liability related to the estimated siding claims based upon the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

NATURE GUARD CEMENT SHAKES MATTERS

We have been named in four putative class actions filed in California and one putative class action filed in the state of Washington: Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on

July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001; Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001. The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court. The coordinated case was assigned to the Superior Court for Stanislaus County, California. On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases. The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint. The plaintiffs in Oguro have moved for coordination with the Nature Guard Cement Roofing Shingle Cases which has not yet been granted.

All of the above actions were filed on behalf of a purported national class of persons nationwide owning structures on which our Nature Guard Fiber Cement Shakes were installed as roofing. Plaintiffs generally allege product liability, negligence, breach of express and implied warranties, unfair business practices, fraudulent concealment, and other theories related to alleged defects, and failure of such cement shakes as well as consequential damages to other components of the structures. Plaintiffs seek general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

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

Contingency Reserves

We maintain reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts that could cause actual costs to vary materially from current estimates. Due to various uncertainties, we cannot predict to what degree actual payments (including payments under the OSB siding litigation settlements or any alternative strategies adopted by us with respect to OSB siding claims) will materially exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 8 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data, in our annual report on Form 10-K for the year ended December 31, 2001.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
	10.1	1997 Incentive Stock Award Plan as amended through February 25, 2002.
	10.2	Form of Award Agreement for Non-Qualified Stock Options under the 1997 Incentive Stock Award Plan.
	10.3	Form of Award Agreement for Incentive Shares under the 1997 Incentive Stock Award Plan.
	10.4	Annual Cash Incentive Award Plan, as amended and restated as of January 1, 2001.
	10.5	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2002.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the first quarter 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: April 25, 2002	By:	/s/ MARK A. SUWYN Mark A. Suwyn Chairman and Chief Executive Officer

Date: April 25, 2002	By:	/s/ CURTIS M. STEVENS Curtis M. Stevens Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

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
INDUSTRY PRODUCT TRENDS
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES