Form 10-Q
period 2002-06-30
LOUISIANA PACIFIC CORP
filed 2002-08-14
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,582,989 shares of Common Stock, $1 par value, outstanding as of August 12, 2002.

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

        The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by or that include words like "may," "will," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "potential," "continue" or "future" or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, completion of anticipated asset sales and the adequacy of reserves for loss contingencies.

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

  •
  changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Sales	$448.9	$458.5	$857.5	$851.1
OPERATING COSTS AND EXPENSES
Cost of sales	351.9	362.3	669.4	731.3
Depreciation and amortization	30.6	36.2	63.5	75.0
Cost of timber harvested	2.4	3.2	6.6	7.1
Selling and administrative	38.4	45.4	73.7	85.7
Loss related to assets and liabilities transferred under contractual arrangement	—	7.9	—	12.4
Other operating credits and charges, net	(3.2)	2.0	(0.6)	14.2

Total operating costs and expenses	420.1	457.0	812.6	925.7
Income (loss) from operations	28.8	1.5	44.9	(74.6)

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(0.8)	(3.8)	(1.1)	(1.7)
Interest expense	(24.4)	(21.3)	(48.2)	(44.6)
Interest income	7.8	7.7	15.7	15.9

Total non-operating income (expense)	(17.4)	(17.4)	(33.6)	(30.4)

Income (loss) before taxes, minority interest, and equity in earnings of unconsolidated affliate	11.4	(15.9)	11.3	(105.0)
Provision (benefit) for income taxes	4.4	(4.0)	4.9	(17.0)
Equity in (income) loss of unconsolidated affliate	(0.5)	0.4	(1.4)	0.4
Minority interest in net income (loss) of consolidated subsidiary	(0.2)	(1.3)	(0.7)	(2.6)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	7.7	(11.0)	8.5	(85.8)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(33.7)	2.3	(40.2)	(21.7)
Provision (benefit) for income taxes	(12.8)	1.0	(15.3)	(8.4)

Income (loss) from discontinued operations	(20.9)	1.3	(24.9)	(13.3)
Income (loss) before cumulative effect of change in accounting principle	(13.2)	(9.7)	(16.4)	(99.1)

Cumulative effect of change in accounting principle	—	—	(6.3)	—

Net income (loss)	$(13.2)	$(9.7)	$(22.7)	$(99.1)

Net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.07	$(0.10)	$0.08	$(0.82)
Income (loss) from discontinued operations	(0.20)	0.01	(0.24)	(0.13)
Cumulative effect of change in accounting principle	—	—	(0.06)	—

Net Income (Loss) Per Share—Basic and Diluted	$(0.13)	$(0.09)	$(0.22)	$(0.95)

Average shares of common stock outstanding—Basic and Diluted	104.6	104.4	104.6	104.4

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2002	Dec. 31, 2001
ASSETS
Cash and cash equivalents	$97.7	$61.6
Receivables, net	153.5	115.5
Inventories	172.2	175.2
Prepaid expenses	20.4	21.1
Income tax refunds receivable	4.9	37.5
Deferred income taxes	41.4	41.4
Current assets of discontinued operations	28.6	38.0

Total current assets	518.7	490.3
Timber and timberlands	525.3	535.6
Property, plant and equipment	1,910.6	1,961.2
Accumulated depreciation	(1,000.5)	(978.0)

Net property, plant and equipment	910.1	983.2
Goodwill	292.0	298.3
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	29.1	29.1
Other assets	91.1	96.0
Long-term assets of discontinued operations	141.0	177.7

Total assets	$2,911.1	$3,014.0

LIABILITIES AND EQUITY
Current portion of long-term debt	$34.3	$37.7
Accounts payable and accrued liabilities	236.2	249.0
Current portion of contingency reserves	32.5	20.0

Total current liabilities	303.0	306.7
Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	724.9	755.5

Total long-term debt, excluding current portion	1,121.4	1,152.0
Contingency reserves, excluding current portion	99.2	135.1
Liabilities transferred under contractual arrangement	12.2	14.0
Deferred income taxes and other	315.4	325.3
Commitments and contingencies
Stockholders' equity:
Common stock	117.0	117.0
Additional paid-in capital	443.0	440.8
Retained earnings	784.9	807.6
Treasury stock	(230.2)	(230.6)
Accumulated comprehensive loss	(54.8)	(53.9)

Total stockholders' equity	1,059.9	1,080.9

Total liabilities and equity	$2,911.1	$3,014.0

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(22.7)	$(99.1)
Depreciation, amortization and cost of timber harvested	83.9	95.8
Other operating credits and charges, net	30.8	14.2
Cumulative effect of change in accounting principle	6.3	—
Cash settlements of contingencies	(22.6)	(21.5)
Loss on assets and liabilities transfered under contractual arrangement	—	12.4
Other adjustments	(8.9)	(3.4)
Decrease (increase) in certain working capital components and deferred taxes	(3.2)	75.9

Net cash provided by operating activities	63.6	74.3

Cash flows from investing activities:
Capital spending	(15.6)	(33.7)
Proceeds from assets sales and transfers	19.4	40.7
Cash loaned under credit facility related to assets and liabilities transferred under contractual arrangement	(1.8)	(10.8)
Other investing activities, net	7.7	(0.6)

Net cash provided by (used in) investing activities	9.7	(4.4)

Cash flows from financing activities:
Net decrease in revolving borrowings	(31.5)	(31.9)
Repayment of long-term debt	(0.5)	(1.1)
Cash dividends	—	(20.1)
Other financing activities	(5.2)	0.8

Net cash used by financing activities	(37.2)	(52.3)

Net increase in cash and cash equivalents	36.1	17.6
Cash and cash equivalents at beginning of period	61.6	38.1

Cash and cash equivalents at end of period	$97.7	$55.7

Notes to Condensed Unaudited Consolidated Financial Statements

          1.      These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Louisiana-Pacific Corporation's (LP) Annual Report on Form 10-K for the year ended December 31, 2001.

        These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management of LP, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries.

        2.    Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

        3.    On May 8, 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, lumber, wholesale and distribution businesses. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," LP is required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, LP is classifying its plywood, lumber, commodity industrial panels and wholesale and distribution businesses and timber assets directly associated with these businesses as discontinued operations. Although LP plans to divest its fee timber assets not directly associated with these businesses, these assets are not reported as discontinued operations because LP does not anticipate that the full divestiture will occur within the next twelve months. Additionally, as a result of the planned divestitures, LP was required to modify its segment reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        On August 6, 2002, LP announced a definitive agreement with Georgia-Pacific Corporation to transfer ownership of its Texas and Louisiana plywood mills in exchange for Georgia-Pacific's oriented strand board mill in Woodland, Maine. LP expects the transaction to close in mid-to-late September 2002, pending the completion of due diligence.

        Revenues of the discontinued operations were $196.3 million for the quarter ended June 30, 2002 and $180.7 million for the quarter ended June 30, 2001. For the six-month period ended June 30, 2002 and June 30, 2001, revenues of the discontinued operations were $360.6 million and $339.8 million. Excluding other operating charges and credits associated with discontinued operations, LP's loss from discontinued operations would have been $3.0 million for the quarter ended June 30, 2002 and income of $1.3 million for the quarter ended June 30, 2001. For the six month period ended June 30, 2002, loss from discontinued operations excluding other operating charges and credits would have been $8.2 million and $13.3 million for the six months ended June 30, 2001. For the quarter ended June 30, 2002, the other operating charges and credits included in discontinued operations include a charge of $19.6 million for the write down of these assets held for sales to their fair value less cost to sell.

        The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Inventories	$28.6	$38.0
Timber and timberlands	23.3	27.6
Property, plant and equipment	366.1	394.1
Accumulated depreciation	(248.4)	(244.0)

Net property, plant and equipment	117.7	150.1

Total assets of discontinued operations	$169.6	$215.7

        4.    Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding plus the effects of in-the-money outstanding stock options, computed under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) be excluded from the calculation of diluted earnings per share for the periods in which losses are reported because the effect is anti-dilutive.

        5.    The preparation of interim financial statements requires the estimation of LP's effective income tax rates based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly. Accounting standards require that the estimated effective income tax rates for the year be applied to year-to-date income or loss at the end of each quarter. Any resulting adjustment related to prior periods must be applied against the current quarter. For the six-month period ended June 30, 2002, LP's effective tax (benefit) provision rate on continuing operations was 43.3% as compared to 16.2% in the first six months of 2001.

        6.    The preparation of interim financial statements requires the estimation of LP's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

        7.    Inventories are valued at the lower of cost of market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories (excluding discontinued operations) are as follows (work in process is not material):

	June 30, 2002	December 31, 2001
	(Dollars in millions)
Logs	$22.0	$32.4
Other raw material	30.9	30.8
Finished products	110.1	98.8
Supplies	12.5	16.5
LIFO reserve	(3.3)	(3.3)

Total	$172.2	$175.2

        8.    Components of comprehensive loss for the periods include:

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in millions)
Net loss	$(13.2)	$(9.7)	$(22.7)	$(99.1)
Currency translation adjustment	(0.1)	0.5	(0.8)	0.9
Other	—	—	(0.1)	—

Total comprehensive loss	$(13.3)	$(9.2)	$(23.6)	$(98.2)

        9.    Set forth in Item 2 "Management's Discussion and Analysis and Results of Operations" under the captions "Selected Segment Data" and "Other Operating Credit and Charges" of this report are incorporated herein by reference.

        10.  The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

        11.  Investments in 50% owned joint ventures are accounted for under the equity method.

        12.  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, these indefinite life assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS No. 142 was effective for LP beginning January 1, 2002. As of January 1, 2002, LP discontinued amortization of goodwill. During the quarter ended June 30, 2002, LP has determined that $6.3 million of goodwill recorded in the Engineered Wood Products segment was impaired as of January 1, 2002 based upon the net present value of estimated future cash flows. LP completed testing on all reporting units that contained goodwill with no additional charges required. The resulting charge is recorded as a "cumulative effect of change in accounting principle" as of January 1, 2002.

        Amortization recorded in the second quarter of 2001 was $6.8 million or $0.06 per diluted share on both before-tax and after-tax basis. For the six months ended June 30, 2001, goodwill amortization was $13.6 million or $0.13 per diluted share. Excluding amortization, LP would have had a loss of $2.9 million (or $0.03 per diluted share) for the second quarter of 2001 and a net loss of $85.5 million (or $0.82 per diluted share) for the six-month period ended June 30, 2001.

        Goodwill by operating segments is as follows:

	June 30, 2002	December 31, 2001
OSB	$232.5	$232.5
Composite Wood Products	28.5	28.5
Plastic Building Products	14.7	14.7
Engineered Wood Products	—	6.3
Other	16.3	16.3

	$292.0	$298.3

        13.  In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 will be effective for LP beginning January 1, 2003. Management is currently evaluating the impact of this statement.

        14.  In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 and addresses financial accounting and reporting associated with long-lived assets. SFAS No. 144 was effective for LP beginning January 1, 2002. The impact of this statement required LP to record discontinued operations based upon the anticipated sale of individual sites as compared to operating segments under APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

        15.  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Although SFAS No. 145 will be effective for all financial statements issued after May 15, 2002, early adoption is encouraged. Management is currently evaluating the impact of this statement.

        16.  In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the financial accounting and reporting issues associated with exit and disposal activities. Although SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002, early adoption is encouraged. Management is currently evaluating the impact of this statement.

        17.  During the second quarter of 2002, LP recorded a $6.4 million curtailment expense on a defined benefit pension plan related to the expected divestitures of the lumber, plywood, industrial panels and other businesses. The amount was estimated by the plan's actuaries and is recorded in the discontinued operations section of LP's consolidated statements of income. It is also possible that LP will be required to record a pension settlement expense for the same pension plan. LP will be required to record additional expense under the settlement provisions of SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits", only if lump sum payouts to participants exceed the service and interest costs of the plan. LP cannot currently predict the timing and amounts of such lump sum payouts and therefore has not recorded additional settlement expense. The plan's actuaries have estimated that the expense related to a settlement could be as much as $9.4 million, although the actual expense will depend on the timing and amounts of lump sum payouts.

        18.  LP has a continuing financial interest in Samoa Pacific Cellulose LLC (SPC) (see discussion at Note 10 of the Notes to the financial statements included in Item 8 in our annual report on Form 10-K for the year ended December 31, 2001) in the form of various classes of preferred equity interests and secured and unsecured receivables and retained inventory. Due to weak pulp markets, SPC has incurred substantial losses from operations and one of its major customers is in the process of liquidation. During 2001, we wrote off our remaining investment in SPC except for balances secured by underlying collateral. While we currently believe that the receivable from SPC is recoverable, management continues to closely monitor SPC's operating results and financial condition and it is possible that LP may be required to record further impairment charges related to SPC in the future. At June 30, 2002, the $16.9 million balance of the receivable exceeds the book value of the underlying collateral. The collectibility of the receivable is dependent on a recovery in the market for commodity pulp products from the low levels experienced in the first half of 2002. Although LP believes that recovery in pulp pricing will occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become LP's liabilities. LP has not recorded an accrual for these liabilities, as LP does not believe it is probable that these liabilities will be incurred. However it is possible that LP may be required to record such an accrual in the future.

        LP continues to review several mills for potential impairments. Management currently believe LP has adequate support for the carrying value of each of these mills based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for LP's products deteriorate from June 30, 2002 levels or should LP decide to invest capital in alternative projects, it is possible that LP will be required to record further impairment charges.

        LP also reviews from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant circumstances. Because a determination to dispose of particular assets can require management to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, LP may be required to record impairment charges in connection with decisions to dispose of assets.

        19.  LP has a joint venture in Chile that built and now operates an oriented strand board (OSB) plant located in the Municipality of Panguipulli, Chile. Under the terms of the joint venture agreement, LP has the option to purchase its partners interest in the venture. This purchase price is $3.5 million. LP intends to exercise this option during the third quarter of 2002.

Item 2. Management's Discussion and Analysis

CRITICAL ACCOUNTING POLICIES

        Note 1 of the Notes to the financial statements in Item 8 in our annual report on Form 10-K for the year ended December 31, 2001 sets forth a discussion of our significant accounting policies. While all of these policies are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

        Inventory valuation.    We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $34.8 million higher if the LIFO inventories were valued at average cost. Inventory is included in both continuing and discontinued operations. In continuing operations, the LIFO inventory reserve is $3.3 million and in discontinued operations, the LIFO reserve is $31.5 million.

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

        Property, plant and equipment.    We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

        Stock options.    We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or net loss would have been greater.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

        Throughout the preparation of the financial statements, we employ significant judgments in the selection and application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2002, these significant accounting estimates and judgments include:

        Legal contingencies.    Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. With respect to OSB siding claims subject to our nationwide class action settlement, these judgments and assumptions relate to, among other things: the timing and magnitude (in terms of both the number of claims and the square footage of damaged siding) of additional claims; the extent to which claims may be resolved through means other than those provided for in the settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. In making these judgments and assumptions, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates, information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date, the experience of third parties who have been subject to product-related claims judged to be comparable and our potential ability to resolve claims for less than their calculated value under the settlement. With respect to other product claims, we have much less historical experience as to both the validity of the claims and the potential means and costs of resolving or disposing of them. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

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

        Impairment of Long-Lived Assets.    We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) and goodwill (at least annually) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under U.S. generally accepted accounting principles, requires us to make judgments, assumptions and estimates. In general, on assets held and used, losses are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. Goodwill is written down when the estimated fair value of the reporting unit is less than the book value of this reporting unit. The key assumptions in estimating these cash flows are future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

        When impairment is indicated, the book values of the assets are written down to their estimated fair value which is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated sales costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which can be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require a write down of such assets. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we may hire independent appraisers to estimate net sales proceeds for us. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of our assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

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

RESULTS OF OPERATIONS

        Our net loss for the second quarter of 2002 was $13.2 million, or $0.13 per diluted share, on sales of $448.9 million, compared to our second quarter of 2001 net loss of $9.7 million, or $0.09 per diluted share, on sales of $458.5 million (excluding the amortization of goodwill, our second quarter 2001 net loss was $2.9 million, or $0.03 per diluted share). For the first six months of 2002, our net loss was $22.7 million, or $0.22 per diluted share, on sales of $857.5 million compared to a net loss of $99.1 million, or $0.95 per diluted share, on sales of $851.1 million for the first six months of 2001 (excluding the amortization of goodwill, the net loss for the first six months of 2001 was $85.5 million, or $0.82 per diluted share).

        During the second quarter of 2002, we completed the implementation of SFAS No. 142, "Goodwill And Other Intangible Assets." As part of this implementation, we recognized an impairment charge of $6.3 million related to goodwill. This charge was recorded as a "cumulative effect of change in accounting principle" as of January 1, 2002.

        For the second quarter of 2002, income from continuing operations was $7.7 million, or $0.07 per share. In the second quarter of 2001, our loss from continuing operations was $11 million, or $0.10 per diluted share. For the first six months of 2002, our income from continuing operations was $8.5 million, or $0.08 per share. For the first six months of 2001, our loss from continuing operations was $85.8 million or $0.82 per share.

        On May 8, 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, lumber, wholesale and distribution businesses. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," LP is required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, LP is classifying its plywood, lumber, commodity industrial panels and wholesale and distribution businesses and timber assets directly associated with these businesses as discontinued operations. Although LP plans to divest its fee timber assets not directly associated with these businesses, these assets are not reported as discontinued operations because LP does not anticipate that the full divestiture will occur within the next twelve months. Additionally, as a result of the planned divestitures, LP was required to modify its segment reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        We operate in five segments: Oriented Strand Board—North America (OSB), Composite Wood Products, Plastic Building Products, Engineered Wood Products (EWP) and Pulp. OSB is the most significant segment, accounting for more than 40% of sales during the first six months of both 2002 and 2001. Our results of operations are discussed below for each of these segments separately as well as for the "other" category which comprises other products that are not individually significant. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

        Many of our products are sold as commodities for which sales prices fluctuate based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, or will increase or decrease in the future, because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. We are not able to determine to what extent, if any, we will be able to pass any future increase in the price of raw materials on to customers through product price increases.

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

Selected Segment Data

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)			% change			% change
	2002	2001		2002	2001
Net sales:
OSB—North America	$190.2	$202.1	(6)	$369.6	$366.0	1
Composite Wood Products	111.3	92.7	20	210.6	168.7	25
Plastic Building Products	44.0	37.9	16	74.1	64.6	15
Engineered Wood Products	63.8	66.0	(3)	118.5	119.4	(1)
Pulp	0.6	9.9	(94)	0.7	42.8	(98)
Other	39.0	49.9	(22)	84.0	89.6	(6)

	$448.9	$458.5	(2)	$857.5	$851.1	1

Operating profit (loss):
OSB—North America	$27.4	$28.9	(5)	$49.1	$13.1	275
Composite Wood Products	19.0	13.5	41	30.8	13.6	126
Plastic Building Products	1.4	(0.5)	380	2.1	(3.3)	164
Engineered Wood Products	2.7	1.9	42	4.9	3.3	48
Pulp	(2.2)	(6.3)	65	(3.6)	(19.1)	81
Other	(1.3)	(5.3)	75	3.0	(8.4)	136
Other operating credits and charges, net	3.2	(2.0)	260	0.6	(14.2)	N.M.
Loss from assets and liabilities transferred under contractual arrangement	—	(7.9)		—	(12.4)
General corporate and other expenses, net	(22.2)	(24.6)	10	(43.1)	(49.0)	12
Interest income (expense), net	(16.6)	(13.6)	(22)	(32.5)	(28.6)	(14)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affliate	$11.4	$(15.9)	172	$11.3	$(105.0)	111

Note: Transactions between segments, which are immaterial, are made on a basis intended to reflect the market value of the products.

Depreciation, Amortization and Cost of Timber Harvested (continuing operations)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
OSB	$17.9	$22.7	$38.7	$47.6
Composite Wood Products	5.2	6.0	10.1	11.8
Plastic Building Products	1.6	1.3	2.9	2.5
Engineered Wood Products	3.8	3.8	7.6	7.2
Pulp	—	0.6	—	2.3
Other	2.0	2.7	5.5	6.0
Unallocated	2.5	2.3	5.3	4.7

	$33.0	$39.4	$70.1	$82.1

Identifiable Assets

	June 30, 2002	December 31, 2001
OSB	$897.3	$927.9
Composite Wood Products	289.5	283.9
Plastic Building Products	133.8	120.1
Engineered Wood Products	176.3	175.7
Pulp	13.5	16.2
Other	553.4	573.6
Discontinued operations	169.6	215.7
Unallocated	677.7	700.9

	$2,911.1	$3,014.0

        Included in unallocated assets are, among other things, notes receivable from asset sales of $403.8 million.

OSB

        Our OSB segment manufactures and distributes OSB. Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2002 compared to the prior year were as follows:

	Quarter		Six Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	-9%	3%	3%	-2%

        OSB prices declined in the second quarter of 2002 due to the continuing excess of supply over demand. For the six-month period, sales prices increased due to unusually strong pricing in the first three months of 2002.

        Included in the results for the OSB segment for the quarter ended June 30, 2001 and for the six-month period ended June 30, 2001 were $4.6 million and $9.2 million of amortization of goodwill. As discussed in footnote 12, effective January 1, 2002, we stopped amortizing this goodwill in accordance with SFAS No. 142. Compared to the second quarter of 2001, the primary factors for decreased results of operations were lower sales prices which were partially offset by a 6% reduction in wood costs and the elimination of amortization of goodwill. Compared to the six months ended

June 30, 2001, the primary factors for improved results of operations were an increase in sales prices, a 3% decline in wood cost and the elimination of goodwill amortization.

Composite Wood Products

        Our composite wood products segment produces and markets wood siding and related accessories, interior hardboard products and specialty OSB. Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2002 compared to the prior year were as follows:

	Quarter		Six Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	-2%	9%	0%	21%
Hardboard siding	0%	1%	0%	12%
Commodity OSB	-6%	-8%	5%	-23%

        For the second quarter and first six months of 2002, as compared to the comparable periods in 2001, the increase in volume of our hardboard siding and our OSB-based exterior products was primarily due to capturing additional sales as a result of mill closures by a key competitor in March 2001. Additionally, we have seen significant increases in our penetration of the manufactured homes sector.

        During both the first half of 2002 and the first half of 2001, one of our specialty OSB facilities also produced commodity OSB. This commodity OSB volume declined in 2002 primarily due to increasing utilization of this facility to produce OSB-based specialty products. See the discussion in OSB above for a discussion of changes in commodity OSB pricing.

        Overall, the results of operations in this segment for both the quarter and the six-month period ended June 30, 2002 compared to the same periods in the prior year improved due to increased volumes in both OSB-based and hardboard siding. Significant cost savings were realized in raw materials and, additionally, cost efficiencies were realized due to increased production volumes.

Plastic Building Products

        Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking. Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2002 compared to the prior year were as follows:

	Quarter		Six Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Vinyl siding	0%	4%	-2%	12%
Mouldings	4%	19%	2%	10%
Composite decking	17%	171%	8%	72%

        In our vinyl siding operations, several new products that we launched during the latter half of 2001 produced sales growth. Sales prices remained flat for the quarter ended June 30, 2002 as compared to the prior year. For the six-month period ended June 30, 2002 as compared to the same prior year period, sales prices showed a slight decrease due to changes in product mix sold while individual product prices remained flat.

        In our mouldings business, we saw significant growth in unit shipments for both the quarter and the six-month period ended June 30, 2002 due to increased penetration in home centers and well as an increased market share. We saw increases in average selling prices for those periods due to a higher percentage of high-grade products.

        We continue to develop our composite decking business. During the quarter and six-month period, we did see a significant increase in sales volumes and pricing due to the introduction of several new product lines. During the quarter ended June 30, 2002, we recorded a charge of approximate $3 million primarily related to inventory obsolescence of prior generation products.

        The results of operations of this segment improved due to cost efficiencies resulting from the increased sales and production volumes. These improvements offset the continued losses in our composite decking business.

Engineered Wood Products

        Our engineered wood products segment produces and markets laminated veneer lumber (LVL) and I-Joists. Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2002 compared to the prior year were as follows:

	Quarter		Six Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Laminated veneer lumber	-5%	0%	-5%	0%
I-Joist	0%	10%	-2%	14%

        For both the second quarter of 2002 and the six months ended June 30, 2002, as compared to the same periods in 2001, LVL experienced a reduction in sales prices on flat volumes due to increased industry capacity. For I-Joists, for both the quarter and the six months ended June 30, 2002, sales volumes increased due to the addition of several new distributors while sales prices remained relatively flat.

        The results of operations of this segment improved primarily due to a reduction in raw material costs, higher volume of I-Joist sales and increased manufacturing efficiencies.

Pulp

        Our pulp segment loss for the quarter and six months ended June 30, 2002 declined significantly from the second quarter and six months ended June 30, 2001. In February 2001, we transferred a controlling interest in our pulp facility in Samoa, California (see discussion in Potential Impairments below). Also during 2001, we indefinitely closed our remaining pulp mill in Chetwynd, British Columbia. For the quarter and six months ended June 30, 2002, the loss in this segment includes our on-going maintenance costs for security, property tax and similar expenditures at the closed mill as well as transportation costs to move logs currently located at this mill to other facilities.

Other Products

        The Other Products category includes closed mills closed prior to January 1, 2002, wood chips, our OSB operations in Ireland (sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other products. Sales for the second quarter of 2002 compared to the second quarter of 2001 were significantly lower, while operating results improved. Under SFAS No. 144, mills that were closed prior to January 1, 2002 that are included in the businesses that we are divesting are included in the Other Products category. Included in this category are the sales and profits and losses of such mills. The improvement in operating results was primarily attributable to the divestiture or closure of mills that were operating with losses and the sale of the Ireland operation which was unprofitable for both the quarter and the six month period ended June 30,

2001. Included in the assets of other products are $404.7 million of timber and timberlands as of June 30, 2002 and $408.5 million as of December 31, 2001.

Other Operating Credits and Charges, Net

        Other operating credits and charges recorded in the quarter and six months ended June 30 are set forth in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Additions to contingency reserves	$—	$—	$—	$(2.0)
Long-lived asset impairment charges	(1.3)	—	(5.8)	(10.2)
Gain on sale of business	2.3	—	2.3	—
Write off of equity investment	—	(2.0)	—	(2.0)
Insurance recoveries	—	—	1.9	—
Gain on sales of assets	3.7	—	3.7	—
Severance costs	(1.5)	—	(1.5)	—

Total other operating credits and charges, net	$3.2	$(2.0)	$0.6	$(14.2)

        In the second quarter of 2002, we recorded a loss of $1.3 million ($0.8 million after taxes, or $0.01 per diluted share) associated with impairment charges on assets held for sale or closed prior to January 1, 2002. We also recorded a gain of $6.0 million ($3.7 million after taxes, or $0.03 per share) on the sale of certain assets. Additionally, we recorded a loss of $1.5 million ($0.9 million after tax, or $.01 per share) on severance accrued as part of our recently announced divestiture plan.

        For the six months ended June 30, 2002, in addition to the items mentioned above, we recorded $1.9 million ($1.2 million after taxes or $0.01 per diluted share) in insurance recoveries. This amount relates to a 1999 incident at our Montrose, Colorado OSB facility. Additionally, we recorded $4.5 million ($2.7 million after tax or $0.03 per diluted share) of long-lived asset impairment charges associated with a sawmill closed prior to January 1, 2002 to reduce the carrying value of the fixed assets to their estimated sales price. The remaining book value and operating results associated with this equipment are not material to our financial statements.

        In the second quarter of 2001, we recorded a loss of $2.0 million ($1.2 million after taxes, or $0.01 per diluted share) associated with the impairment of an equity investment.

        For the six-month period ended June 30, 2001, in addition to the item mentioned above, we recorded a net charge of $10.2 million ($6.2 million after taxes, or $.06 per diluted share) associated with impairment charges related to equipment at three former manufacturing sites. The additional impairment charges resulted from changes in the planned method of disposal of the equipment. The remaining book value and operating results associated with this equipment are not material to our financial statements. We also recorded a net loss of $2 million ($1.2 million after taxes, or $.01 per diluted share) for additional reserves for non-product litigation.

General Corporate and Other Expense

        For the second quarter of 2002, general corporate and other expenses declined 12% from the same period in 2001 and for the six-month period, the decline was 13%. This decline is primarily due to cost savings resulting from a corporate restructuring that occurred in 2001.

Interest Income (Expense)

        Interest expense increased slightly in the second quarter of 2002 and the six months ended June 30, 2002 as compared to comparable periods in the prior year due to the higher rate of interest associated with the 10.875% senior subordinated notes we issued in August of 2001 offset by lower interest rates on our variable rate debt and a lower total amount of outstanding debt.

Discontinued operations

        On May 8, 2002, we announced that our board of directors had approved a plan to sell selected businesses and assets, including our plywood, commodity industrial panels, timber and timberlands, lumber, wholesale and distribution businesses. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we are required to account for the businesses anticipated to be sold within one year as discontinued operations. Under this accounting treatment, we are classifying our lumber, plywood, commodity industrial panels (particleboard and medium density fiberboard) and wholesale and distribution businesses and timber assets directly associated with these businesses as discontinued operations. Although we plan to divest our fee timber assets not associated with the businesses to be divested, these assets are not reported as discontinued operations because we do not anticipate that the full divestiture will occur within the next twelve months. On August 6, 2002, we announced a definitive agreement with Georgia-Pacific Corporation to transfer ownership of our Texas and Louisiana plywood mills in exchange for Georgia-Pacific's oriented strand board mill in Woodland, Maine and some additional consideration. We expect the transaction to close in mid-to-late September 2002, pending the completion of due diligence.

        The percent changes in average sales prices and unit shipments on the significant portions of our discontinued operations for the quarter and six month period ended June 30, 2002 were as follows:

	Quarter		Six Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Plywood	-10%	0%	-3%	-8%
Lumber	-4%	41%	5%	31%
Particleboard	-11%	3%	-10%	-2%
MDF	-2%	7%	5%	-13%

        Plywood prices declined for the second quarter of 2002 and the six-month period ended June 30, 2002 compared to the same periods in the prior year. Unit shipments were flat for the quarter and declined for the six-month period ended June 30, 2002 due to curtailed operations. During the quarter and the six-month period of 2002, several mills operated on curtailed schedules due to raw material outages and weak plywood markets.

        Lumber prices decreased in the second quarter of 2002 as compared to the comparable period in 2001 due to increasing imports from Canada. Prices increased in the first six months of 2002 as compared to the comparable period of 2001 due to the expiration of the Canadian softwood lumber agreement and preliminary duties assessed. We also had significant improvements in manufacturing efficiencies that lead to increased production and lower per unit costs. Additionally, during the second quarter and six month period ended June 30, 2001, we operated several mills on curtailed schedules due to weak market conditions.

        Our commodity industrial panel group manufacturers and distributes particleboard and medium density fiberboard (MDF). Particleboard sales prices declined compared to the comparable periods of 2001 due to continued weak market conditions caused largely by increasing imports. MDF sales volumes increased due to product mix changes while individual prices remaining relatively flat. For the six month period ended June 30, 2002 as compared to the comparable period of 2001, MDF sales prices increased due to a higher mix of specialty products with volume due to increased imports.

        Overall results of operations of our discontinued operations declined for the quarter ended June 30, 2002 as compared to the same period of 2001 due to reduced pricing in the major product lines which were partially offset by improvements in manufacturing efficiencies in the lumber operation. For the six-month period ended June 30, 2002 compared to the same period of 2001, results before other operating credits and charges improved due to increased sales prices of lumber as well as improvement in manufacturing efficiencies in the lumber operations.

Discontinued Operations—Other Operating Credits and Charges, Net

        Other operating credits and charges recorded in the loss from discontinued operations during the quarter and six months ended June 30 is set forth in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Long-lived asset impairment charges	$(19.6)	$—	$(22.7)	$—
Insurance recoveries	0.4	—	2.6	—
Curtailment expense	(6.4)	—	(6.4)	—
Mark-to-market adjustment on energy contracts	0.6	—	3.3	—
Severance costs	(3.9)	—	(3.9)	—

Total other operating credits and charges, net	$(28.9)	$—	$(27.1)	$—

        In the second quarter of 2002, we recorded $19.6 million ($12.0 million after taxes, or $0.11 per diluted share) of long-lived asset impairment charges associated with several plywood mills, an MDF mill and a particleboard mill to reduce the carrying value of the fixed assets to their estimated sales prices. Additionally, we recorded a $3.9 million ($2.4 million after tax, or $.02 per diluted share) charge for severance accrued due to the indefinite closure of several mills. Also in the second quarter of 2002, we recorded a $6.4 million ($3.9 million after tax, or $0.04 per diluted share) curtailment expense on a defined benefit pension plan in connection with the planned divestitures. We also recorded a gain of $0.6 million ($0.4 million after taxes, or $0.01 per diluted share) to reflect the changes in the estimated fair value of several energy contracts since March 31, 2002 and a net gain of $0.4 million ($0.2 million after taxes, or $0.00 per diluted share) from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

        For the six month period ended June 30, 2002, in addition to the items mentioned above, we recorded $2.2 million ($1.3 million after taxes or $0.01 per diluted share) in insurance recoveries related to a 2000 casualty loss at our Saratoga, Wyoming lumber facility. Due to the bankruptcy filing of Enron, we were required to record a mark-to-market adjustment on several energy contracts in the fourth quarter of 2001 as future physical delivery of the energy was no longer deemed probable. During the first quarter 2002, we recorded a gain of $2.7 million ($1.6 million after taxes, or $0.02 per share) to reflect the changes in the estimated fair value of the contracts since December 31, 2001. Additionally, we recorded $3.1 million ($1.9 million after tax or $0.02 per diluted share) of long-lived asset impairment charges associated with a particleboard mill to reduce the carrying value of the fixed assets to their estimated sales price.

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

        During the second quarter of 2002, claimants continued to file claims under the National Settlement. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

        During the second quarter of 2002, we began the implementation of an Alternative Payment Program. The Alternative Payment Program, modeled after the Second Settlement Fund, provides homeowners with the option of accepting an immediate, discounted payment equal to 35.87 percent of their claim. The Alternative Payment Program was extended to all claimants who had valid, complete claims filed as of March 15, 2002.

        As of June 30, 2002, (i) approximately 323,000 requests had been received for claim forms for the National Settlement and the Florida Settlement, compared to 317,000 at March 31, 2002, and 314,000 at December 31, 2001 and (ii) approximately 205,000 completed claim forms for the National Settlement and the Florida Settlement had been received, compared to 203,000 at March 31, 2002 and 201,000 at December 31, 2001. The average payment amount for settled claims as of June 30, 2002, March 31, 2002 and December 31, 2001 was approximately $3,600, $3,800 and $3,800, respectively. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund and Alternative Payment Program, the average payment amount for settled claims as of June 30, 2002 and March 31, 2002 was $5,100. The total number of completed claim forms pending (not settled) as of June 30, 2002 was approximately 20,000 (approximately 28,000 at March 31, 2002 and approximately 27,000 at December 31, 2001) while approximately 149,000 claims had been settled (approximately 139,000 at March 31, 2002 and 139,000 at December 31, 2001) and approximately 36,000 claims had been dismissed (approximately 36,000 at March 31, 2002 and approximately 35,000 at December 31, 2001). Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations was $63.6 million in the first six months of 2002 compared to $74.3 million in the same period of 2001. The decrease in cash provided by operations resulted primarily from an increase in working capital during the first six months of 2002 as compared to a significant decline in working capital from the comparable period of 2001. This change in working capital offset the significant improvement in net income during the first six months of 2002 as compared to 2001.

        Net cash provided by investing activities was $9.7 million in the first six months of 2002 compared to net cash used in the comparable period of 2001 of $4.4 million. Capital expenditures for property, plant, equipment and timber declined significantly in the first six months of 2002 compared to the same period in 2001, primarily due to management's focus on cash preservation. Capital expenditures during the first six months of 2002 were primarily for necessary capital projects. We estimate that for the full year ending December 31, 2002, we will spend $40 million to $50 million for necessary and high-return capital projects. In addition, LP received cash of $6.4 million from the liquidation of investments held in a grantor trust to offset the cash impact of distributions related to the discontinuation of deferred compensation plans.

        Net cash used by financing activities was $37.2 million for the first six months of 2002 compared to $52.3 million in the comparable period of 2001. For the six months ended June 30, 2002, we repaid $32 million in debt and for the comparable period in 2001, we repaid $33 million. We paid $20.1 million in cash dividends in the first six months of 2001 and no dividends in 2002. In addition, we made $6.2 million of distributions related to the discontinuation of deferred compensation plans.

        We expect to meet future cash requirements of the existing operations through cash generated from operations, existing cash balances, and existing credit facilities and other capital resources. Cash and cash equivalents totaled $97.7 million at June 30, 2002 compared to $61.6 million at December 31, 2001.

        We have a secured revolving credit facility of approximately $190 million under which no borrowings and $55 million in letters of credit were outstanding at June 30, 2002 (available credit at June 30, 2002 was approximately $135). This facility is available until January 2004. This facility contains five specific financial covenants (at June 30, 2002), as follows:

  •
  Minimum required Shareholder's Equity, as defined, of approximately $1 billion;
  •
  Maximum debt to capitalization ratio, as defined, of 52.5%;
  •
  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the prior four consecutive quarters of $40 million;
  •
  Minimum collateral coverage ratio, as defined, of two times the committed amount; and
  •
  The borrowing base under the receivables securitization facility described below must be at least $50 million and the aggregate financing commitment thereunder must be at least $100 million.

        The covenant for maximum debt to capitalization ratio will decrease and the minimum EBITDA will increase in future reporting periods. We are also prohibited from certain transactions, including paying cash dividends on or purchasing shares of our common stock.

        We also have a $25 million (Canadian) secured revolving credit facility under which no borrowings and $3.4 million in outstanding letters of credit were outstanding at June 30, 2002. This facility is available until December 2002, subject to extension at the option of the lender. In addition, the Canadian credit facility contains certain restrictive covenants, including a requirement that Louisiana-Pacific Canada Ltd. and subsidiaries maintain a consolidated minimum current ratio, as defined, of 1.15 to 1.0. Additionally, we, as guarantor, must comply with financial covenants substantially similar to those contained in the credit facility discussed above.

        Additionally, we have an accounts receivable securitization facility of up to $125 million of under which $38 million was outstanding as of June 30, 2002. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our unsecured debt rating could cause an amortization event under this facility and trigger cross-defaults in other long-term debt agreements.

        As of June 30, 2002, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtedness, see the information included in Outlook: Issues and Uncertainties, under the captions "Our substantial debt could have important consequences" and "The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings."

        Due to the recently announced divestiture plan, we have completed an amendment to our secured revolving credit facility designed to enable us to complete the divestiture plan. This amendment includes modifications to replace the former collateral coverage requirements with requirements relating to the maintenance of a "borrowing base" comprised of various potential classes of collateral.

Additionally, this amendment removes the requirements relating to the receivables securitization facility described in the fifth bullet point above.

        In connection with our divestiture plan, we plan to reduce our overall level of indebtness using net proceeds realized from dispositions. In addition to mandatory or voluntary prepayments under our credit facilities, means of reducing our indebtedness may include, among others, purchasing our senior and/or senior subordinated notes in the open market, in privately negotiated transactions or otherwise, or redeeming, defeasing or otherwise discharging the indebtness represented thereby. Subject to compliance with the provisions of our credit facilities and other debt instruments (as the same may be amended or waived from time to time) and any applicable legal requirements, any such purchases or other actions may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such purchases or other actions may be changed, at any time or from time to time without notice.

        Significant changes in our balance sheet from December 31, 2001 to June 30, 2002, include an increase of $44.2 million in accounts receivable due to typical seasonal increases in sales volume and prices and a decrease in income tax refunds of $32.6 due to refunds received. Long-term assets of discontinued operations decreased significantly due to the impairment charges discussed previously.

        Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $131.7 million at June 30, 2002, of which $32.5 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency related payments totaled $22.6 million for the first six months of 2002.

POTENTIAL IMPAIRMENTS

        We have a continuing financial interest in Samoa Pacific Cellulose LLC (SPC) (see discussion at Note 10 of the Notes to the financial statements included in Item 8 in our annual report on Form 10-K for the year ended December 31, 2001) in the form of various classes of preferred equity interests and secured and unsecured receivables and retained inventory. Due to weak pulp markets, SPC has incurred substantial losses from operations and one of its major customers is in the process of liquidation. During 2001, we wrote off our remaining investment in SPC except for balances secured by underlying collateral. While we currently believe that the receivable from SPC is recoverable, we continue to closely monitor SPC's operating results and financial condition and it is possible that we may be required to record further impairment charges related to SPC in the future. At June 30, 2002, the $16.9 million balance of the receivable exceeds the book value of the underlying collateral. The collectibility of the receivable is dependent on a recovery in the market for commodity pulp products from the low levels experienced in the first half of 2002. Although we believe that recovery in pulp pricing will occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become our liabilities. We have not recorded an accrual for these liabilities, as we do not believe it is probable that we will incur these liabilities. However it is possible that we may be required to record such an accrual in the future.

        We continue to review several mills for potential impairments. We currently believe we have adequate support for the carrying value of each of these mills based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate from June 30, 2002 levels or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

        Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations.    Our operating results reflect the general cyclical pattern of the building products industry. Most of our products, including OSB, plywood and lumber (we are in the process of divesting our plywood and lumber businesses), are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our building products is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and our principal on our debt.

        We have a high degree of product concentration.    OSB accounted for over 40% of our revenues from continuing operations during the second quarter of 2002, and we expect OSB sales to continue to account for a substantial portion of our revenues in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

        Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.    According to the APA - The Engineered Wood Association (the "APA"), an industry trade association, total North American OSB annual production capacity increased by about 1 billion square feet in 2001 on a 3/8-inch equivalent basis and is projected to increase by approximately 4.2 billion square feet in the 2002 to 2007 period. The APA has projected that total North American demand for OSB will increase by about 5.1 billion square feet during the 2002 to 2007 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.

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

        We are involved in various environmental matters and legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties.    We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. At June 30, 2002, the estimated approved but unpaid claims under the settlement agreement relating to the class action settlement of our national OSB siding litigation, exceeded the sum of the then-current balance of the related settlement fund and our remaining mandatory contributions to the related settlement fund by approximately $90 million. Consequently, the actual costs we ultimately incur may vary significantly from the estimated costs reflected in our contingency reserves depending on our ability to settle these liabilities at discounted amounts. Moreover, we may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

        We do not maintain insurance for our losses to our standing timber from natural disasters or other causes.    The volume and value of timber that can be harvested from our lands or that we may purchase from other sources may be limited by natural disasters such as fire, insect infestation, disease, ice storms, flooding and other weather conditions and other causes. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

        Our substantial debt could have important consequences.    As of June 30, 2002, we had consolidated debt of approximately $1.2 billion of which $397 million is associated with limited recourse notes payable. This level of indebtedness, which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonably terms, if at all; and (5) increase our vulnerability to adverse economic and industry conditions.

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

        Our ability to successfully implement our divestiture plan is subject to circumstances beyond our control. If our estimates relating to the timing and effects of our divestiture plan prove to be inaccurate, we may be required to record additional losses or charges on our financial statements.    Whether, when and terms upon which we will be able to consummate the sales of businesses and assets contemplated by our divestiture plan will be affected by numerous circumstances beyond our control. These circumstances include the demand for businesses and assets of the type we are seeking to sell and the concurrent supply of comparable or substitute businesses and assets, all of which may be significantly affected by current and prospective economic and industry conditions and conditions in the capital markets. These matters may also be affected by the future operating results and perceptions regarding the prospect of the businesses and assets that we are seeking to sell, and any casualty losses or other developments adversely affecting the same. If we are unable to implement our divestiture plans as presently expected, or if our estimates relating to the economic consequences of implementing our divestiture plan prove to be inaccurate, we may be compelled to change our divestiture plan or to revise our estimates relating thereto.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2002, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.6 million annually.

        Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of our indebtedness, we historically have not entered into material currency rate hedges with respect to our exposure from operations (although we may do so in the future). At June 30, 2002, we had outstanding foreign exchange contracts with notional amounts of $50 million (Canadian) to hedge firm and anticipated purchase commitments, debt payments and firm sales commitments denominated in foreign currencies.

        Many of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. Significant commodity products we sell include OSB, plywood and lumber. For OSB, with an annual volume of 5.8 billion square feet (3/8" basis) or 4.9 billion feet (7/16" basis), a $1 change in the annual average price on 7/16" basis would change annual pre-tax profits by approximately $4.9 million. For plywood, with an annual volume of 950 million square feet (3/8" basis) or approximately 715 million square feet (1/2" basis), a $1 change in the annual average price on a 1/2" basis would change annual pre-tax profits by approximately $0.7 million. For lumber, with an annual volume of 1.4 billion board feet, a $1 change in the annual average price would change annual pre-tax profits by $1.4 million.

        We historically have not entered into material commodity futures and swaps, although we may do so in the future.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES(1)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Oriented strand board, million square feet 3/8" basis	1,363	1,361	2,723	2,729
Softwood plywood, million square feet 3/8" basis	206	194	392	401
Lumber, million board feet	330	243	610	471
Wood-based siding, million square feet 3/8" basis	202	193	389	348
Engineered I-Joist, million lineal feet	23	23	41	37
Laminated veneer lumber (LVL), thousand cubic feet	2,277	2,079	4,293	3,773

(1)
Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

        The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

		Plywood
	OSB		Lumber
		Southern Pine 1/2" Basis Cdx 3-Ply
	N. Central 7/16" Basis		Framing Lumber Composite Prices
Annual Average
1993	$236	$282	$394
1994	265	302	405
1995	245	303	337
1996	184	258	398
1997	142	265	417
1998	205	284	349
1999	260	326	401
2000	206	229	323
2001 1st Qtr. Avg.	132	242	284
2001 2nd Qtr. Avg.	191	303	366
2002 1st Qtr Avg.	165	253	316
2002 2nd Qtr Avg.	159	255	313

        Source: Random Lengths

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        Certain environmental matters and legal proceedings involving us are discussed below. Additional environmental matters and legal proceedings involving us are discussed in Item 7, Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2001.

Environmental Matters

        We have received a notice of potential penalty from a state regulatory agency relating to potential noncompliance with prevention of significant determination (PSD) regulations, which were self disclosed to the agency by LP. Based upon the information presently available, we do not believe that this will have an adverse effect on our financial position, results of operation, cash flows or liquidity.

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

        The settlement requires us to contribute $275 million to the settlement fund. That obligation has been satisfied as of June 30, 2002 through cash payments on a discounted basis of approximately $265 million. In addition to our mandatory contribution, at June 30, 2002, we had paid, on a discounted basis, approximately $97 million of the two $50 million optional contributions, at a cost of approximately $68 million, and we have committed to the court that we will make the balance of these two optional contributions when it becomes due in August 2002. We were entitled to make our mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

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

        In the second quarter of 2002, we began offering eligible claimants the opportunity to receive a pro rata share of a court approved alternative payment program (the "Alternative Payment Program") in satisfaction of their claims. The Alternative Payment Program was extended to all claimants who had valid claims filed as of March 15, 2002. Pursuant to this offer, we paid approximately $14 million from the Alternative Payment Program in satisfaction of approximately $38 million in claims. Claimants who accept payment from the Alternative Payment Program may not file additional claims under the settlement.

        At June 30, 2002, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund and our remaining mandatory and committed optional contributions to the settlement fund by approximately $90 million. Approximately 2,400 new claims were filed during the second quarter of 2002.

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

        Throughout the period the above described settlements have been in effect, we have recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the settlements and the various alternatives available to us makes the process of estimating these accruals difficult. In connection with national settlement, the liability recorded at June 30, 2002 represents management's best estimate of the future liability related to the estimated siding claims based upon the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

Nature Guard Cement Shakes Matters

        We were named in four putative class actions filed in California and one putative class action filed in the state of Washington: Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001; Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001. The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court. The coordinated case was assigned to the Superior Court for Stanislaus County, California. On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases. The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint. As a result, the separate actions filed by those individuals should be dismissed shortly. The plaintiffs in Oguro also have indicated that they will dismiss their action and Mr. Oguro will simply become an unnamed member of the class in the Stanislaus County case.

        The named plaintiffs in the Nature Guard Cement Roofing Shingle Cases purport to represent a national class of persons owning structures on which our Nature Guard Fiber Cement Shakes were installed as roofing. On July 29, 2002, the Court granted plaintiffs leave to file an amended complaint deleting claims for fraudulent concealment, unjust enrichment, strict product liability and negligence. The Amended Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the consumer legal remedies act. Plaintiffs seek general, compensatory, special and punitive damages as well as disgorgement of profits and the establishment of a fund to provide restitution to the purported class members. Plaintiffs' motion to certify a class and our motion to deny class certification are scheduled for hearing on August 28, 2002.

        We no longer manufacture or sell fiber cement shakes, but have established and maintain a claims program for the Nature Guard shakes previously sold. We believe that we have substantial defenses to the foregoing actions and intend to defend them vigorously. At the present time, we cannot predict the potential financial impact of the above actions.

Retirement Plan Matters

        We, our directors and certain of our affiliates, have been named as a defendant in a putative class action filed in United States District Court for the District of Oregon, captioned Frederick J. Darlington, et al. v. Louisiana-Pacific Corporation, et al. The action was filed on behalf of a purported class of persons who are participants and beneficiaries of the Louisiana-Pacific Corporation 401(k) and Profit Sharing Plan (the "Plan"). Plaintiffs generally allege breaches of fiduciary duty and violations of disclosure requirements and obligations under the Employee Retirement Income Security Act ("ERISA") in relation to investments in our common stock as acquired or held through the Plan. Plaintiffs seek compensatory damages, equitable and injunctive relief and a declaration that LP and the other defendants violated duties, obligations and responsibilities imposed upon them as fiduciaries and co-fiduciaries and the disclosure requirements under ERISA. We believe that these allegations are without merit and we have substantial defenses to this action and we intend to defend it vigorously. Based upon the information currently available, we believe that the resolution of this matter will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

        LP held its Annual Meeting of Stockholders on May 6, 2002, at which the stockholders of LP voted on the following:

        The election of three Class II directors of LP for terms expiring at the Annual Meeting of Stockholders in 2005, approval of the 1997 Incentive Stock Plan, as amended and reapproval of the performance goals under LP's Annual Cash Incentive Award Plan.

        The voting with respect to each of these matters was as follows:

1.
ELECTION OF DIRECTORS

	For	Withheld
E. Gary Cook	87,928,644	5,711,016
Paul W. Hansen	88,294,226	5,711,016
Brenda J. Lauderback	88,345,004	5,711,016
2.
Management proposal regarding the approval of the 1997 incentive stock option award plan as amended

	FOR	AGAINST	ABSTAIN
SHARES	81,437,978	11,938,309	778,269
3.
Management proposal regarding the reapproval of performance goals under annual cash incentive award plan

	FOR	AGAINST	ABSTAIN
SHARES	89,448,238	3,888,219	818,099

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        10.1 Supplemental Executive Retirement Plan, as amended and restated as of May 1, 2002.

        10.2 2000 Employee Stock Purchase Plan as amended and restated effective as of July 15, 2002.

        10.3 Waiver and Second Amendment, dated as of July 23, 2002 to the Credit Agreement, dated November 15, 2001, among LP, Bank of America, N.A., and the other financial institutions that are parties thereto.

        10.4 Third Amendment, dated as of August 2, 2002 to the Credit Agreement dated November 15, 2001, among LP, Bank of America, N.A., and the other financial institutions that are parties thereto.

        10.5 Limited Waiver of Credit and Security Agreement among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, NA and the other financial institutions that are parties thereto and Limited Waiver of and Second Amendment, dated as of July 23, 2002, to Receivables Sale Agreement, dated as of November 15, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation.

        10.6 Waiver and Fourth Amendment dated as of July 23, 2002 to the Standby Note Purchase and Support Agreement dated August 16, 1999, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce.

        10.7 Waiver and First Amendment dated as of July 23, 2002, to the Canada Credit Agreement, dated November 30, 2001, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada.

        (b)  Reports on Form 8-K

        We filed a Form 8-K on May 8, 2002 reporting certain matters under item 5 thereof.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION
Date: August 14, 2002	By:	/s/ MARK A. SUWYN Mark A. Suwyn Chairman and Chief Executive Officer
Date: August 14, 2002	By:	/s/ CURTIS M. STEVENS Curtis M. Stevens Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

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
Notes to Condensed Unaudited Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 4. Submission Of Matters To A Vote Of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES