Form 10-Q
period 2002-09-30
LOUISIANA PACIFIC CORP
filed 2002-11-06
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 104,581,061 shares of Common Stock, $1 par value, outstanding as of October 25, 2002.

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

  •
  changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar and the Chilean peso;

  •
  changes in general and industry-specific environmental laws and regulations;

  •
  changes in circumstances giving rise to environmental liabilities or expenditures;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Net Sales	$501.8	$504.0	$1,502.1	$1,467.7
OPERATING COSTS AND EXPENSES
Cost of sales	425.9	410.7	1,229.1	1,248.1
Depreciation and amortization	31.7	41.0	99.7	119.8
Cost of timber harvested	3.6	5.9	10.5	13.9
Selling and administrative	35.6	36.0	111.6	124.1
Loss related to assets and liabilities transferred under contractual arrangement	—	9.4	—	21.8
Other operating credits and charges, net	(38.8)	(1.0)	(37.4)	13.2

Total operating costs and expenses	458.0	502.0	1,413.5	1,540.9

Income (loss) from operations	43.8	2.0	88.6	(73.2)

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(0.5)	1.6	(1.6)	(0.1)
Interest expense	(23.9)	(24.2)	(72.1)	(68.8)
Interest income	8.3	8.6	24.0	24.5

Total non-operating income (expense)	(16.1)	(14.0)	(49.7)	(44.4)

Income (loss) before taxes, minority interest, and equity in earnings of unconsolidated affliate	27.7	(12.0)	38.9	(117.6)
Provision (benefit) for income taxes	10.4	(15.3)	15.2	(32.5)
Equity in (income) loss of unconsolidated affliate	(0.9)	0.4	(2.3)	0.8
Minority interest in net income (loss) of consolidated subsidiary	(0.2)	(1.3)	(0.9)	(3.9)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	18.4	4.2	26.9	(82.0)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(24.7)	(9.7)	(64.8)	(30.8)
Provision (benefit) for income taxes	(9.6)	(3.8)	(24.8)	(12.0)

Income (loss) from discontinued operations	(15.1)	(5.9)	(40.0)	(18.8)

Income (loss) before cumulative effect of change in accounting principle	3.3	(1.7)	(13.1)	(100.8)

Cumulative effect of change in accounting principle	—	—	(6.3)	—

Net income (loss)	$3.3	$(1.7)	$(19.4)	$(100.8)

Net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.18	$0.04	$0.26	$(0.78)
Income (loss) from discontinued operations	(0.15)	(0.06)	(0.39)	(0.18)
Cumulative effect of change in accounting principle	—	—	(0.06)	—
Net Income (Loss) Per Share—Basic and Diluted	$0.03	$(0.02)	$(0.19)	$(0.96)

Average shares of common stock outstanding—Basic and Diluted	104.6	104.4	104.6	104.4

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Sept. 30, 2002	Dec. 31, 2001
ASSETS
Cash and cash equivalents	$100.2	$61.6
Receivables, net	143.8	115.5
Inventories	165.6	181.0
Prepaid expenses	16.4	21.1
Income tax refunds receivable	5.0	37.5
Deferred income taxes	29.2	41.4
Current assets of discontinued operations	16.0	32.2

Total current assets	476.2	490.3
Timber and timberlands	506.5	547.5
Property, plant and equipment	2,030.3	2,085.7
Accumulated depreciation	(1,073.0)	(1,031.7)

Net property, plant and equipment	957.3	1,054.0
Goodwill	276.7	281.9
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	29.1	29.1
Restricted cash	47.8	5.9
Other assets	100.3	106.5
Long-term assets of discontinued operations	39.5	95.0

Total assets	$2,837.2	$3,014.0

LIABILITIES AND EQUITY
Current portion of long-term debt	$32.8	$37.7
Accounts payable and accrued liabilities	244.4	249.0
Current portion of contingency reserves	20.0	20.0

Total current liabilities	297.2	306.7
Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	675.1	755.5

Total long-term debt, excluding current portion	1,071.6	1,152.0
Contingency reserves, excluding current portion	89.8	135.1
Liabilities transferred under contractual arrangement	17.0	14.0
Deferred income taxes and other	298.0	325.3
Commitments and contingencies
Stockholders' equity:
Common stock	117.0	117.0
Additional paid-in capital	443.6	440.8
Retained earnings	788.2	807.6
Treasury stock	(230.3)	(230.6)
Accumulated comprehensive loss	(54.9)	(53.9)

Total stockholders' equity	1,063.6	1,080.9

Total liabilities and equity	$2,837.2	$3,014.0

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(19.4)	$(100.8)
Depreciation, amortization and cost of timber harvested	121.0	148.4
Other operating credits and charges, net	(3.7)	14.2
Cumulative effect of change in accounting principle	6.3	—
Cash settlements of contingencies	(49.0)	(30.1)
Loss on assets and liabilities transfered under contractual arrangement	—	21.8
Other adjustments	(7.4)	5.0
Decrease (increase) in certain working capital components and deferred taxes	33.9	62.8

Net cash provided by operating activities	81.7	121.3

Cash flows from investing activities:
Capital spending	(28.6)	(47.0)
Proceeds from assets sales and transfers	97.6	44.7
Increase in restricted cash	(41.9)	—
Cash received (loaned) under credit facility related to assets and liabilities transferred under contractual arrangement	3.0	(16.5)
Other investing activities, net	9.1	0.7

Net cash provided by (used in) investing activities	39.2	(18.1)

Cash flows from financing activities:
Increase in long-term debt	—	208.7
Repayment of long-term debt, including net decrease in revolving borrowings	(72.4)	(226.1)
Cash dividends	—	(25.2)
Other financing activities	(9.9)	(10.4)

Net cash used by financing activities	(82.3)	(53.0)

Net increase in cash and cash equivalents	38.6	50.2
Cash and cash equivalents at beginning of period	61.6	38.1

Cash and cash equivalents at end of period	$100.2	$88.3

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

        These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments except other operating credits and charges referred to in Note 9) which are, in the opinion of the management of LP, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries.

        2.    Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

        3.    On May 8, 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, lumber, wholesale and distribution businesses. In September 2002, LP determined that due to market conditions it would not pursue the sale of most of the lumber business (eight of the twelve mills previously identified for sale); consequently all mills that are not to be divested have been reclassified to continuing operations and accordingly, LP has classified these assets and operations, along with engineered wood product (EWP), into a new Structural Framing Products segment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," LP is required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, LP has classified its plywood mills, four lumber mills, commodity industrial panel product mills and wholesale and distribution businesses as well as timber assets directly associated with these businesses as discontinued operations. During the third quarter of 2002, LP sold certain timberlands for $68 million. Although LP plans to divest its remaining fee timber assets not directly associated with these businesses, these assets are not reported as discontinued operations because LP does not currently anticipate that the divestiture will occur within the next twelve months. Additionally, as a result of the planned divestitures, LP was required to modify its segment reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For a complete discussion of LP's revised segments, see Item 2 "Management Discussion and Analysis and Results of Operations".

        In September 2002, LP completed the transfer of its Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia-Pacific Corporation in exchange for Georgia-Pacific's oriented strand board (OSB) mill in Woodland, Maine. The transaction was accounted for as a nonmonetary exchange and no gain or loss was recognized on the transaction. In addition, LP received a cash payment for working capital components. LP also recorded a gain of $2.0 million associated with the reduction in certain LIFO inventories associated with this sale. This gain is included in other operating credits and charges associated with discontinued operations included in income (loss) from discontinued operations.

        Revenues associated with the discontinued operations were $85.1 million for the quarter ended September 30, 2002 and $119.7 million for the quarter ended September 30, 2001. For the nine-month periods ended September 30, 2002 and September 30, 2001, revenues of the discontinued operations were $302.8 million and $346.9 million. Excluding other operating credits and charges associated with discontinued operations, LP's loss from discontinued operations would have been $6.3 million for the quarter ended September 30, 2002 and $5.9 million for the quarter ended September 30, 2001, $15.4 million for the nine month period ended September 30, 2002 and $18.8 million for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, other operating credits and charges related to the discontinued operations include a charge of $9.7 million for the write down of these assets held for sale to their estimated fair value less estimated cost to sell.

        The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
	(dollars in millions)
Inventories	$16.0	$32.2
Timber and timberlands	9.2	15.6
Property, plant and equipment	99.9	269.6
Accumulated depreciation	(69.6)	(190.2)

Net property, plant and equipment	30.3	79.4

Total assets of discontinued operations	$55.5	$127.2

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

        5.    The preparation of interim financial statements requires the estimation of LP's effective income tax rates based on estimated annual amounts of taxable income and expenses. These estimates are updated quarterly. Accounting standards require that the estimated effective income tax rates for the year be applied to year-to-date income or loss at the end of each quarter. Any resulting adjustment related to prior periods must be applied against the current quarter. For the nine-month period ended September 30, 2002, LP's effective tax (benefit) provision rate on continuing operations was 39.1% as compared to (27.6%) in the first nine months of 2001. The tax rate increased from the prior year due to the discontinuance of amortization of goodwill that was non-deductible for tax purposes.

        6.    The preparation of interim financial statements requires the estimation of LP's year-end inventory quantities and costs for purposes of determining last in, first out (LIFO) inventory adjustments. These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

        7.    Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log and lumber inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories (excluding discontinued operations) are as follows (work in process is not material):

	September 30, 2002	December 31, 2001
	(Dollars in millions)
Logs	$45.4	$59.9
Other raw materials	33.1	31.1
Finished products	108.3	108.2
Supplies	12.7	16.6
LIFO reserve	(33.9)	(34.8)

Total	$165.6	$181.0

        8.    Components of comprehensive income (loss) for the periods include:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in millions)
Net income (loss)	$3.3	$(1.7)	$(19.4)	$(100.8)
Currency translation adjustment	(0.1)	0.4	(1.1)	1.3
Other	—	0.1	0.1	0.1

Total comprehensive income (loss)	$3.2	$(1.2)	$(20.4)	$(99.4)

        9.    The information set forth in Item 2 "Management's Discussion and Analysis and Results of Operations" under the captions "Selected Segment Data" and "Other Operating Credits and Charges, net" of this report is incorporated herein by reference.

        10.  The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption "Legal Proceedings" is incorporated herein by reference.

        11.  Investments in 50% owned joint ventures are accounted for under the equity method.

        12.  In June 2002, LP amended its secured revolving credit facility to facilitate its divestiture and debt reduction plan. Among other things, this amendment replaces the former collateral coverage requirements with requirements relating to the maintenance of a "borrowing base" comprised of various potential classes of collateral and requires us to establish a restricted cash account. In general, all net after tax proceeds from the sales of its assets are to be deposited to this account. Subject to specified limitations, funds in this account can be used to reduce debt (including contingency reserves), make capital expenditures and fund acquisitions. Prior to using these funds for capital expenditures, at least $150 million of debt must be repaid. After $150 million of debt is repaid, up to 50% of the funds can be used to make capital expenditures and after $200 million of debt is repaid, funds may also be used for acquisitions. In any case, uses of these funds are limited if LP is not in compliance with the terms of the loan agreement. As of September 30, 2002, LP had $47.8 included in a restricted cash account that was generated from the sale of a portion of LP's timberlands for $68 million.

        13.  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, these indefinite life assets will be tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test. SFAS No. 142 was effective for LP beginning January 1, 2002. As of January 1, 2002, LP discontinued amortization of goodwill. During the quarter ended June 30, 2002, LP determined that $6.3 million of goodwill recorded in the Engineered Wood Products reporting unit (Structural Framing Products segment) was impaired as of January 1, 2002 based upon the net present value of estimated future cash flows. LP completed testing on all reporting units that contained goodwill with no additional charges required. The resulting charge is recorded as a "cumulative effect of change in accounting principle" as of January 1, 2002. LP will perform the annual impairment test as of October 1, 2002 and each October 1 thereafter.

        Goodwill amortization recorded in the third quarter of 2001 was $6.8 million or $0.06 per diluted share on both a before-tax and after-tax basis. For the nine months ended September 30, 2001, goodwill amortization was $20.4 million or $0.20 per diluted share. Excluding goodwill amortization, LP would have had income of $5.1 million (or $0.05 per diluted share) for the third quarter of 2001 and loss of $80.4 million (or $0.77 per diluted share) for the nine-month period ended September 30, 2001.

        During the third quarter of 2002, LP purchased the 17.5% minority interest in its joint venture in Chile for $3.3 million. This venture, which is now substantially owned by LP, operates a specialty oriented strand board (OSB) plant located in the Municipality of Panguipulli, Chile. The purchase price was allocated to the fair market value of the venture's net assets with the remaining $1.1 million being allocated to goodwill. This goodwill is included in the Composite Wood Products segment.

        Goodwill by operating segment is as follows:

	September 30, 2002	December 31, 2001
	(dollars in millions)
OSB	$232.5	$232.5
Composite Wood Products	29.5	28.4
Plastic Building Products	14.7	14.7
Structural Framing Products	—	6.3

	$276.7	$281.9

        Additionally, LP has recorded $131 million in intangible assets included in timber and timberlands that are subject to amortization. These assets consist of the amounts allocated to Canadian forest licenses in the purchase price allocation for Le Groupe Forex and the assets of Evans Forest Products. The net book value of these assets as of September 30, 2002 was $100 million. During the third quarter of 2002, LP recorded an impairment loss of $14.5 million as this amount was allocated to a timber license associated with an OSB project in Quebec that LP has recently announced was cancelled. Amortization expense associated with these licenses for both the nine month period ended September 30, 2002 was $3.3 million and for the nine months ended September 30, 2001 was $3.7 million.

        14.  In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 will be effective for LP beginning January 1, 2003. Management is currently evaluating the impact of this statement.

        15.  In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 and addresses financial accounting and reporting associated with long-lived assets. SFAS No. 144 was effective for LP beginning January 1, 2002. This statement requires LP to record discontinued operations based upon the anticipated sale of individual sites as compared to operating segments under APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

        16.  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. LP plans to adopt this standard as of October 1, 2002 and apply it to debt extinguishments associated with its divestiture and debt reduction plan.

        17.  In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the financial accounting and reporting issues associated with exit and disposal activities. Although SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002, early adoption is encouraged. Management is currently evaluating the impact of this statement.

        18.  During the second quarter of 2002, LP recorded a $6.4 million curtailment expense on a defined benefit pension plan related to the expected divestitures of the lumber, plywood, industrial panels and other businesses. Of this amount, $4.4 million was recorded in discontinued operations and $2.0 million was recorded in continuing operations. During the third quarter of 2002, the $2.0 million included in continuing operations was reversed due to LP's decision not to pursue the sale of a majority of the lumber business. The amounts were estimated by the plan's actuaries based upon input provided by LP's management.

        19.  LP has a continuing financial interest in Samoa Pacific Cellulose LLC (SPC) (see discussion at Note 10 of the Notes to the financial statements included in Item 8 in our annual report on Form 10-K for the year ended December 31, 2001) in the form of various classes of preferred equity interests and secured and unsecured receivables and retained inventory. Due to weak pulp markets, SPC has incurred substantial losses from operations and the loss of a major customer. During 2001, LP wrote off our remaining investment in SPC except for balances that were partially or wholly secured by underlying collateral. While LP currently believes that the receivable from SPC is recoverable, management continues to closely monitor SPC's operating results and financial condition and it is possible that LP may be required to record further impairment charges related to SPC in the future. At September 30, 2002, the $12.1 million balance of the receivable exceeds the book value of the underlying collateral. The collectibility of the receivable is dependent on a recovery in the market for commodity pulp products from the low levels experienced in the first half of 2002. Although LP believes that recovery in pulp pricing will ultimately occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become LP's liabilities. LP has not recorded an accrual for these liabilities, as LP does not believe it is probable that these liabilities will be incurred. However it is possible that LP may be required to record such an accrual in the future.

        LP continues to review several mills and projects for potential impairments. Management currently believes LP has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for LP's products deteriorate from September 30, 2002 levels or should LP decide to invest capital in alternative projects, it is possible that LP will be required to record further impairment charges.

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

        20.  On October 7, 2002, LP announced the completion of the sale of its Chetwynd, British Columbia pulp facility to Tembec Inc. for a nominal amount and the assumption of certain liabilities by Tembec.

Item 2. Management's Discussion and Analysis and Results of Operations

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

        Inventory valuation.    We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $34.0 million higher if the LIFO inventories were valued at average cost.

        Timber and timberlands.    We use an accounting method for fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as costs of reforestation and forest management, are expensed as incurred. Additionally, included in the balance of timber and timberlands, are values allocated to Canadian forest licenses in the purchase price allocation for Le Groupe Forex (Forex) and the assets of Evans Forest Products (Evans). The allocations were based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition.

        Property, plant and equipment.    We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

        Stock options.    We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or net loss would have been greater.

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

        Impairment of Long-Lived Assets.    We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under U.S. generally accepted accounting principles, requires us to make judgments, assumptions and estimates. In general, on assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

        When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value which is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated sales costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which can be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require a write down of such assets. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we may hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

        Goodwill.    As discussed in Note 13 to our unaudited consolidated financial statements, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, these indefinite life assets will be tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In testing for potential impairment, the estimated fair value of the reporting unit as determined based upon cash flow forecasts, is compared to the book value of the reporting unit. We also consider our market capitalization (as adjusted for unallocated assets and liabilities, such as cash and cash equivalents and debt) in determining the fair value. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

        Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges, if any, are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

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

        Pension Plans.    Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles that are generally accepted in the U.S., which require us to make actuarial assumptions which are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of, our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. The amount of the additional minimum pension liability, recorded in Accumulated Comprehensive Loss on our consolidated balance sheet, is based on an annual comparison of the accumulated benefit obligation to the market value of plan assets on our valuation date of October 31. The amount of any change in the additional minimum liability that we will record in 2002 will be dependent on the actual market value of plan assets on the valuation date and the assumptions we choose for the current year. However, our actuary has estimated that we will record an additional $20 million (prior to any deferred tax effect) as Accumulated Comprehensive Loss in the fourth quarter of 2002, which will reduce our stockholders' equity. The actual amount recorded could differ significantly from this estimate.

RESULTS OF OPERATIONS

        Our net income for the third quarter of 2002 was $3.3 million, or $0.03 per diluted share, on sales of $501.8 million, compared to a third quarter 2001 net loss of $1.7 million, or $0.02 per diluted share, on sales of $504.0 million (excluding the amortization of goodwill, our third quarter 2001 income was $5.1 million, or $0.05 per diluted share). For the first nine months of 2002, our net loss was $19.4 million, or $0.19 per diluted share, on sales of $1.50 billion compared to a net loss of $100.8 million, or $0.96 per diluted share, on sales of $1.47 billion for the first nine months of 2001 (excluding the amortization of goodwill, the net loss for the first nine months of 2001 was $80.4 million, or $0.77 per diluted share).

        During the second quarter of 2002, we completed the implementation of SFAS No. 142, "Goodwill And Other Intangible Assets." As part of this implementation, we recognized an impairment charge of $6.3 million related to goodwill. This charge was recorded as a "cumulative effect of change in accounting principle" as of January 1, 2002.

        For the third quarter of 2002, income from continuing operations was $18.4 million, or $0.18 per diluted share. In the third quarter of 2001, our income from continuing operations was $4.2 million, or $0.04 per diluted share. For the first nine months of 2002, our income from continuing operations was $26.9 million, or $0.26 per diluted share. For the first nine months of 2001, our loss from continuing operations was $82.0 million or $0.78 per diluted share.

        On May 8, 2002, we announced that our board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, lumber, wholesale and distribution businesses. In September 2002, we determined that due to market conditions we would not pursue the sale of most of the lumber business (eight of the twelve mills previously identified for sale); consequently all mills that are not to be divested have been reclassified to continuing operations and accordingly, we have classified these assets and operations, along with engineered wood product (EWP), into a new Structural Framing Products segment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we are required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, LP has classified our plywood mills, four lumber mills, commodity industrial panel product mills and wholesale and distribution businesses as well as timber assets directly associated with these businesses as discontinued operations. During the third quarter of 2002, we sold certain timberlands for $68 million. Although we plans to divest our remaining fee timber assets not directly associated with these businesses, these assets are not reported as discontinued operations because we do not currently anticipate that the divestiture will occur within the next twelve months. Additionally, as a result of the planned divestitures, we were required to modify our segment reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        We operate in five segments: Oriented Strand Board—North America (OSB), Composite Wood Products, Plastic Building Products, Structural Framing Products and Pulp. OSB is the most significant segment, accounting for more than 35% of sales during the first nine months of both 2002 and 2001. Our results of operations are discussed below for each of these segments separately as well as for the "other" category which comprises other products that are not individually significant. Production volumes and industry product price trends are presented below in the tables captioned "Summary of Production Volumes" and "Industry Product Price Trends."

        Many of our products are sold as commodities for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, or will increase or decrease in the future, because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. We are not able to determine to what extent, if any, we will be able to pass any future increase in the price of raw materials on to customers through product price increases.

        Demand for the majority of our products is subject to seasonal and cyclical fluctuations over which we have no control. The level of residential construction and repair and remodel activities, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors, heavily influences the demand for our building products. These cyclical fluctuations in demand are unpredictable and may have a substantial influence on our results of operations.

Selected Segment Data

	Quarter Ended Sept. 30,			Nine Months Ended Sept. 30,
			% change			% change
	2002	2001		2002	2001
	(dollars in millions)
Net sales:
OSB—North America	$170.1	$194.8	(13)	$546.1	$569.5	(4)
Composite Wood Products	97.9	98.8	(1)	307.5	282.4	9
Plastic Building Products	47.0	39.8	18	120.7	104.4	16
Structural Framing Products	164.3	136.7	20	451.1	370.2	22
Pulp	0.6	3.9	(85)	1.3	46.7	(97)
Other	21.9	30.0	(27)	75.4	94.5	(20)

	$501.8	$504.0		$1,502.1	$1,467.7	2

Operating profit (loss):
OSB—North America	$7.1	$24.7	(71)	$55.4	$39.2	41
Composite Wood Products	10.2	8.4	21	40.6	23.1	76
Plastic Building Products	3.4	(0.5)	780	5.5	(3.5)	257
Structural Framing Products	1.7	1.2	42	8.4	(3.6)	333
Pulp	1.4	(5.0)	128	(2.2)	(24.1)	91
Other	1.1	1.5	(27)	5.3	(2.1)	352
Other operating credits and charges, net	38.8	1.0	3780	37.4	(13.2)	383
Loss from assets and liabilities transferred under contractual arrangement	—	(9.4)		—	(21.8)
General corporate and other expenses, net	(20.4)	(18.3)	(11)	(63.4)	(67.3)	6
Interest income (expense), net	(15.6)	(15.6)	0	(48.1)	(44.3)	(9)

Income (loss) before taxes, minority interest and equity in earnings of unconsolidated affliate	$27.7	$(12.0)	331	$38.9	$(117.6)	133

        Note: Transactions between segments, which are immaterial, are made on a basis intended to reflect the market value of the applicable products.

Depreciation, Amortization and Cost of Timber Harvested (continuing operations)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
OSB	$17.4	$24.8	$56.1	$72.4
Composite Wood Products	5.0	5.6	15.1	17.4
Plastic Building Products	1.7	1.2	4.6	3.7
Structural Framing Products	6.8	8.6	19.3	20.9
Pulp	—	0.4	—	2.6
Other	1.7	3.1	7.1	8.8
Unallocated	2.7	3.2	8.0	7.9

	$35.3	$46.9	$110.2	$133.7

Identifiable Assets

	September 30, 2002	December 31, 2001
OSB	$864.0	$927.9
Composite Wood Products	282.3	283.9
Plastic Building Products	131.4	120.1
Structural Framing Products	268.5	325.1
Pulp	11.7	16.2
Other	456.2	544.2
Discontinued operations	55.5	127.2
Unallocated	767.6	669.4

	$2,837.2	$3,014.0

        Included in unallocated assets are, among other things, notes receivable from assets sales of $403.8 million as of September 30, 2002 and December 31, 2001.

OSB

        Our OSB segment manufactures and distributes OSB. Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2002 compared to the prior year were as follows:

	Quarter		Nine Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(8)%	(5)%	(1)%	(3)%

        OSB prices declined for the third quarter of 2002 and the nine month period ended September 30, 2002 compared to the corresponding periods 2001 due to the continuing excess of supply over demand. The decline in the nine-month period was partially offset due to stronger pricing in the first three months of 2002.

        Included in the results for the OSB segment for the quarter ended September 30, 2001 and for the nine-month period ended September 30, 2001 were $4.6 million and $13.7 million of amortization of goodwill. As discussed in footnote 12, effective January 1, 2002, we stopped amortizing this goodwill in accordance with SFAS No. 142. Compared to the third quarter of 2001, the primary factors for decreased operating profits were lower sales prices and volume, a 3% increase in wood costs and increases in costs associated with the Chambord mill strike. These increases were partially offset by the elimination of amortization of goodwill. Compared to the nine months ended September 30, 2001, the primary factors for improved results of operations were an improvement in wood recoveries, reductions in utility costs and the elimination of amortization of goodwill which partially offset by declines in sales prices. Wood costs were unchanged for the nine month period ended September 30, 2002 compared to the same period in 2001.

Composite Wood Products

        Our composite wood products segment produces and markets wood siding and related accessories, interior hardboard products and specialty OSB. Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2002 compared to the prior year were as follows:

	Quarter		Nine Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	(1)%	10%	1%	14%
Hardboard siding	(2)%	(3)%	0%	7%
Commodity OSB	(15)%	(24)%	(4)%	(25)%

        For the third quarter of 2002, sales volume continued to increase in our OSB-based exterior products due to increased penetration and brand awareness. Volumes in our hardboard business declined slightly due to reduced demand in key markets. For the first nine months of 2002, as compared to the comparable period in 2001, the increase in sales volumes of our hardboard siding and our OSB-based exterior products was primarily due to capturing additional sales as a result of mill closures by a key competitor in March 2001. Additionally, we have seen significant increases in our penetration of the manufactured home sector as well as increases in the home center markets.

        During both the first nine months of 2002 and the same period of 2001, one of our specialty OSB facilities also produced commodity OSB. This commodity OSB volume declined in 2002 primarily due to increasing utilization of this facility to produce OSB-based specialty products. See the discussion in OSB above for a discussion of changes in commodity OSB pricing.

        Overall, the results of operations for our composite wood products segment for both the quarter and the nine-month period ended September 30, 2002 compared to the same periods in the prior year improved due to increased volumes in OSB-based and hardboard siding. Significant cost savings were realized in raw materials and, additionally, cost efficiencies were realized due to increased production volumes and reductions in utility costs.

Plastic Building Products

        Our Plastic Building Products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking. Percent changes in average sales prices and unit shipments for the quarter and nine month periods ended September 30, 2002 compared to the prior year were as follows:

	Quarter		Nine Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Vinyl siding	5%	1%	1%	7%
Mouldings	0%	5%	1%	8%
Composite decking	11%	156%	28%	123%

        In our vinyl siding operations, several new products that were launched during the latter half of 2001 produced sales growth. Sales prices increased for the quarter ended September 30, 2002 as compared to the same period in the prior year due to a new program with a significant new customer. For the nine month period ended September 30, 2002 as compared to the same prior year period, sales prices showed a slight increase due to changes in product mix sold while individual product prices remained flat.

        In our mouldings product line, we saw growth in unit shipments for both the quarter and the nine-month period ended September 30, 2002 as compared to the same periods of the prior year due to increased penetration in home centers as well as an increased market share. Sales prices remained relatively flat between periods.

        We continue to develop our composite decking business. During the quarter and nine month period ended September 30, 2002, we saw a significant increase in sales volumes and prices as compared to the same periods of the prior year due to the introduction of several new product lines, including railings.

        The results of operations of this segment improved due to cost efficiencies from increased production volumes in the vinyl siding and mouldings products. These improvements offset the continued losses in our composite decking business.

Structural Framing Products

        Our Structural Framing Products segment manufactures and distributes structural lumber and engineered wood products (EWP), including laminated veneer lumber (LVL) and I-Joists. Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2002 compared to the prior year were as follows:

	Quarter		Nine Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Lumber	(2)%	56%	5%	48%
Laminated veneer lumber	(4)%	14%	(4)%	6%
I-Joist	(4)%	37%	(3)%	23%

        Lumber volumes increased during the third quarter of 2002 and the nine month period ended September 30, 2002 over the comparable periods in the prior year, because we operated several of our mills in 2001 on curtailed schedules due to weak market conditions. Lumber prices declined in the third quarter of 2002 as compared to the same period in 2001 due to increased imports primarily from Canada. For the nine month period ended September 30, 2002 as compared to the comparable period of 2001, sales prices increased due to stronger prices in the first three months of 2002.

        For both the quarter and the nine months ended September 30, 2002, as compared to the same periods in 2001, LVL experienced a reduction in sales prices due to increased industry capacity and an increase in sales volumes due to the addition of several new distributors. For both the quarter and the nine months ended September 30, 2002, as compared to the same periods in 2001, I-joist sales volumes increased due to the addition of new distributors while sales prices declined due to price pressure resulting from the reduction in prices of lumber which is a competitive product.

        The results of operations of our structural framing products segment improved primarily due to a reduction in raw material costs (log costs for lumber and OSB, veneer and lumber costs for EWP) and increased manufacturing efficiencies.

Pulp

        Our pulp segment results for the quarter and nine months ended September 30, 2002 improved significantly from the same periods in 2001. In February 2001, we transferred a controlling interest in our pulp facility in Samoa, California to a third party (see discussion in Potential Impairments below). Also during 2001, we indefinitely closed our remaining pulp mill in Chetwynd, British Columbia. For the quarter and nine months ended September 30, 2002, the results of this segment includes our ongoing maintenance costs for security, property tax and similar expenditures at the Chetwynd mill as well as transportation costs to move logs located at this mill to another facility. On October 7, 2002, we sold the Chetwynd mill.

Other Products

        Our Other Products category includes plywood and industrial panel mills closed prior to January 1, 2002, wood chips, our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. Sales for the third quarter of 2002 compared to the third quarter of 2001 were significantly lower, with slightly lower operating results. Under SFAS No. 144, mills that were closed prior to January 1, 2002 that are included in the businesses that we are divesting are included in the "Other Products" category. Included in this category are the sales and profits and losses of such mills. For the nine months ended September 30, 2002 compared to the same period in 2001, the reduction in sales and improvement in operating results was primarily attributable to the divestiture or closure of mills that were operating with losses and the sale of the Ireland operation which was unprofitable for the nine month period ended September 30, 2001. Included in the assets of Other Products are $392.1 million of timber and timberlands as of September 30, 2002 and $408.5 million as of December 31, 2001.

Other Operating Credits and Charges, Net

        Other operating credits and charges recorded in the quarter and nine months ended September 30 are set forth in the following table:

	Quarter Ended September 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Additions to contingency reserves	$(2.0)	$—	$(2.0)	$(2.0)
Long-lived asset impairment charges	(18.3)	—	(24.1)	(10.2)
Sales of pollution credits		1.5		1.5
Reversal of pension curtailment expense	2.0
Write off of equity investment	—	—	—	(2.0)
Insurance recoveries	—	—	2.0	—
Gain on sale of timberlands	57.6		57.6
Gain (loss) on sales of assets	0.1	—	6.0	—
Severance costs	(0.6)	(0.5)	(2.1)	(0.5)

Total other operating credits and (charges), net	$38.8	$1.0	$37.4	$(13.2)

        In the third quarter of 2002, we recorded:

  •
  loss of $18.3 million ($11.2 million after taxes, or $0.11 per diluted share) associated with an impairment charge for $16.7 million of the purchase price of Forex allocated to a timber license associated with an OSB project in Quebec that LP has recently announced was cancelled as well as other assets held

  •
  increase in litigation reserves of $2 million ($1.2 million after taxes, or $0.01 per diluted share)

  •
  reversal of a previously recorded $2.0 million ($1.2 million after taxes, or $0.01 per diluted share) loss related to pension curtailment expense associated with the decision not to pursue the sale of various lumber mills

  •
  loss of $0.6 million ($0.4 million after taxes, or $.01 per diluted share) on severance accrued as part of the divestiture and reorganization plan announced in May 2002

  •
  gain of $0.1 million on the sale of certain assets and

  •
  gain of $57.6 million ($35.1 million after taxes, or $0.34 per diluted share) on the sales of various timberlands and other assets.

        For the nine months ended September 30, 2002, in addition to the items mentioned above, we recorded:

  •
  loss of $1.3 million ($0.8 million after taxes, or $0.01 per diluted share) associated with impairment charges on assets held for sale or closed prior to January 1, 2002

  •
  gain of $6.0 million ($3.7 million after taxes, or $0.03 per diluted share) on the sale of certain assets

  •
  loss of $1.5 million ($0.9 million after taxes, or $.01 per diluted share) on severance accrued as part of our recently announced divestiture plan

  •
  gain of $1.9 million ($1.2 million after taxes, or $0.01 per diluted share) in insurance recoveries, and

  •
  loss of $4.5 million ($2.7 million after taxes, or $0.03 per diluted share) on long-lived asset impairment charges associated with a sawmill closed prior to January 1, 2002 to reduce the carrying value of the fixed assets to their estimated net sales price.

        In the third quarter of 2001, we recorded:

  •
  gain of $1.5 million ($0.9 million after taxes, or $.01 per diluted share) from the sale of pollution credits associated with closed mills, and

  •
  loss of $0.5 million ($0.3 million after taxes) related to severance costs associated with certain corporate restructurings.

        For the nine-month period ended September 30, 2001, in addition to the items mentioned above, we recorded:

  •
  net charge of $10.2 million ($6.2 million after taxes, or $.06 per diluted share) associated with impairment charges related to equipment at three former manufacturing sites resulting from changes in the planned method of disposal of the equipment

  •
  loss of $2 million ($1.2 million after taxes, or $.01 per diluted share) for additional reserves for non-product litigation, and

  •
  loss of $2.0 million ($1.2 million after taxes, or $0.01 per diluted share) associated with the impairment of an equity investment.

General Corporate and Other Expense

        General corporate and other expenses increased 11% for the third quarter of 2002 compared to the same period in 2001 and declined 6% for the nine-month period ended September 30, 2002 compared to the same period in 2001. The increase for the quarter was primarily due to the reversal of previously accrued management bonuses in 2001 that were no longer probable of being paid and a variance in the mark-to-market adjustment for investments held in a grantor trust. The decline for the nine month period is primarily due to cost savings resulting from a corporate restructuring that occurred in 2001.

Interest Income (Expense)

        Interest expense in the third quarter of 2002 was flat with the comparable period in 2001 due to higher rate of interest associated with our senior subordinated notes which was offset by lower interest rates on our variable debt and a lower average amount of debt outstanding. For the nine months ended September 30, 2002 as compared to the same period in the prior year, interest expense increased due to the higher rate of interest associated with the 10.875% senior subordinated notes, and partially offset by lower interest rates on our variable rate debt and a lower average amount of outstanding debt.

Discontinued Operations

        The percent changes in average sales prices and unit shipments on the significant portions of our discontinued operations for the quarter and nine month period ended September 30, 2002 were as follows:

	Quarter		Nine Months
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Plywood	(10)%	(24)%	(5)%	(13)%
Lumber	(2)%	9%	0%	17%

        Plywood prices declined in the third quarter of 2002 and the nine-month period ended September 30, 2002 compared to the same periods in the prior year due to continued over capacity in the structural panel markets. Unit shipments declined for the quarter ended September 30, 2002 due to curtailed operations. During the quarter and the nine-month period of 2002, several mills operated on curtailed schedules due to raw material outages and weak plywood markets and to prepare for the exchange transaction with Georgia Pacific.

        Lumber prices decreased in the third quarter of 2002 as compared to the same period in 2001 due to increasing imports from Canada which lead to significant oversupply of lumber products. During the nine month period ended September 30, 2002 as compared to the same period in 2001, sales prices remained flat. Additionally, during the third quarter and nine month period ended September 30, 2001, we operated several mills on curtailed schedules due to weak market conditions.

        Our commodity industrial panel group manufactures and distributes particleboard and medium density fiberboard (MDF). Particleboard sales prices for the quarter and nine month period ended September 30, 2002 declined compared to the comparable periods of 2001 due to continued weak market conditions caused largely by increasing imports. For the third quarter of 2002 compared to the third quarter of 2001, MDF sales volumes increased due to product mix changes while individual prices remained relatively flat. For the nine month period ended September 30, 2002 as compared to the comparable period of 2001, MDF sales prices increased due to a higher mix of specialty products while volumes decreased due to increased imports and closure of one of our mills. In September 2002, we transferred one of our MDF plants to Georgia Pacific in connection with the exchange transaction described at Note 3 to the financial statements included in this report.

        Overall results of operations of our discontinued operations declined for the quarter ended September 30, 2002 as compared to the same period of 2001 due to reduced pricing in the major product lines which were partially offset by closures in the industrial panel operations. For the nine month period ended September 30, 2002 compared to the same period of 2001, losses before other operating credits and charges were lower due to improvement in manufacturing efficiencies in the lumber operations, reduction of losses in the industrial panel operations which offset increased losses in the plywood operations due to low pricing and preparation for the divestiture.

Discontinued Operations—Other Operating Credits and Charges, Net

        Other operating credits and charges recorded in the loss from discontinued operations during the quarter and nine months ended September 30 are set forth in the following table.

	Quarter Ended September 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Long-lived asset impairment charges	$(9.6)	$—	$(32.2)	$—
Insurance recoveries	1.4	—	3.9	—
Curtailment expense	—	—	(4.4)	—
Loss on long term timber contract	(4.5)		(4.5)
LIFO liquidation	2.0	—	2.0	—
Mark-to-market adjustment on energy contracts	0.5	—	3.7	—
Severance costs	(4.2)	—	(8.1)	—

Total other operating credits and charges, net	$(14.4)	$—	$(39.6)	$—

        In the third quarter of 2002, LP recorded:

  •
  loss of $9.6 million ($5.9 million after taxes, or $.04 per diluted share) associated with impairment charges on assets held for sale

  •
  loss of $4.2 million ($2.6 million after taxes, or $.02 per diluted share) on severance accrued as part of the announced divestiture plan

  •
  gain of $0.5 million ($0.3 million after taxes, or $0.00 per diluted share) to reflect the changes in the estimated fair value of several energy contracts since June 30, 2002

  •
  gain of $1.4 million ($0.9 million after taxes, or $0.01 per diluted share) from business interruption insurance recoveries related to incidents at facilities that occurred in past years; and

  •
  loss of $4.5 million ($2.7 million after taxes, or $0.03 per diluted share) related to a retained timber contract associated with a sold mill as the timber harvested will likely not be used by us and will likely be sold at less than the contract price.

  •
  gain of $2 million ($1.2 million after taxes, or $0.01 per diluted share) on the liquidation of LIFO inventories sold as part of the transaction with Georgia Pacific.

        For the nine month period ended September 30, 2002, in addition to the items mentioned above, LP recorded:

  •
  loss of $19.6 million ($12.0 million after taxes, or $0.11 per diluted share) of long-lived asset impairment charges associated with several plywood mills, an MDF mill and a particleboard mill to reduce the carrying value of the fixed assets to their estimated net sales prices

  •
  loss of $3.9 million ($2.4 million after tax, or $.02 per diluted share) charge for severance accrued due to the indefinite closure of several mills

  •
  loss of $4.4 million ($2.6 million after tax, or $0.02 per diluted share) curtailment expense on a defined benefit pension plan in connection with the planned divestitures

  •
  gain of $0.4 million ($0.2 million after taxes, or $0.00 per diluted share) from business interruption insurance recoveries related to incidents at facilities that occurred in past years

  •
  gain of $2.2 million ($1.3 million after taxes or $0.01 per diluted share) in insurance recoveries related to a 2000 casualty loss at our Saratoga, Wyoming lumber facility.

  •
  gain of $2.7 million ($1.6 million after taxes, or $0.02 per share) to reflect the changes in the estimated fair value of several energy contract the contracts since December 31, 2001, and

  •
  loss of $3.1 million ($1.9 million after tax or $0.02 per diluted share) of long-lived asset impairment charges associated with a particleboard mill to reduce the carrying value of the fixed assets to their estimated net sales price.

LEGAL AND ENVIRONMENTAL MATTERS

        For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3 and 7 in our annual report on Form 10-K for the year ended December 31, 2001, Note 8 to the unaudited financial statements contained therein and our quarterly reports on Form 10-Q for the quarters ended March 31, and June 30, 2002 all of which are incorporated herein by reference and Item 1, Legal Proceedings, in Part II of this report.

OSB Siding Litigation Update

        The following discussion updates should be read in conjunction with the discussion of our OSB siding litigation set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Legal and Environmental Matters."

        During the third quarter of 2002, claimants continued to file claims under the National Settlement. See "OSB Siding Matters" in Item 1, Legal Proceedings, in Part II of this report.

        During the second quarter of 2002, we began the implementation of an Alternative Payment Program. The Alternative Payment Program, modeled after the Second Settlement Fund, provides homeowners with the option of accepting an immediate, discounted payment equal to 35.87 percent of their claim. The Alternative Payment Program has been extended to all claimants who had valid, complete claims filed as of August 16, 2002.

        Cumulative statistics as of the dates stated below under the National and Florida Settlements are as follows:

	September 30, 2002	June 30, 2002	December 31, 2001
Requests for claims	327,000	323,000	314,000
Completed claims received	208,000	205,000	201,000
Completed claims pending	15,000	20,000	27,000
Claims dismissed	37,000	36,000	35,000
Claims settled	156,000	149,000	139,000

        The average payment amount for settled claims as of September 30, 2002, June 30, 2002,and December 31, 2001 was approximately $3,600, $3,600 and $3,800, respectively. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund and Alternative Payment Program, the average payment amount for settled claims as of September 30, 2002, June 30, 2002 and December 31, 2001 was $5,100. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations was $81.7 million in the first nine months of 2002 compared to $121.3 million in the same period of 2001. The decrease in cash provided by operations resulted primarily from an increase in cash settlements of contingencies during the first nine months of 2002 due to the Alternative Payment Program and a less significant decline in working capital as compared the same period of 2001. This change in working capital offset the significant improvement in net income during the first nine months of 2002 as compared to 2001.

        Net cash provided by investing activities was $39.2 million in the first nine months of 2002 compared to net cash used in the comparable period of 2001 of $18.1 million. Capital expenditures for property, plant, equipment and timber declined significantly for the first nine months of 2002 compared to the same period in 2001, primarily due to management's focus on cash preservation. Capital expenditures during the first nine months of 2002 were primarily for necessary capital projects. We estimate that for the full year ending December 31, 2002, we will spend $40 million to $45 million for necessary and high-return capital projects. In addition, LP received cash of $6.4 million from the liquidation of investments held in a grantor trust to offset the cash impact of distributions related to the discontinuation of deferred compensation plans. Additionally, during the third quarter of 2002, LP received proceeds of approximately $68 million from the sale of timberlands. Under the terms of our revolving credit agreement, the net proceeds of this sale ($47 million) was required to be deposited in a restricted cash account.

        Net cash used by financing activities was $82.3 million for the first nine months of 2002 compared to $53.0 million in the comparable period of 2001. For the nine months ended September 30, 2002, we repaid $72.4 million in debt and for the comparable period in 2001, we borrowed $17.4 million. We paid $25.2 million in cash dividends in the first nine months of 2001 and no dividends in 2002. In addition, we made $6.2 million of distributions related to the discontinuation of deferred compensation plans.

        We expect to meet the future cash requirements of our operations through cash generated from operations, existing cash balances, and existing credit facilities and other capital resources. Cash and cash equivalents totaled $100.2 million at September 30, 2002 compared to $61.6 million at December 31, 2001. Additionally, at September 30, 2002, we had $47.8 million in a restricted cash account (further discussed below) as compared to $5.9 million at December 31, 2001.

        At September 30, 2002, we had approximately $348 million in available liquidity, comprised of amounts available under existing credit agreements (both in the US and Canada), amounts available under our accounts receivable securitization facility, unrestricted cash on our balance sheet and restricted cash. Certain of these agreements contain covenants and restrictions, which are described below.

        We have a secured revolving credit facility of approximately $187 million under which no borrowings and $52 million in letters of credit were outstanding at September 30, 2002 (available credit at September 30, 2002 was approximately $135 million). Our ability to borrow under this facility is conditional upon the total amount of borrowings and letters of credit outstanding thereunder, after giving effect to any requested additional borrowings, not exceeding a specified borrowing base value of the collateral securing our obligations under the facility. At September 30, 2002, these conditions would not have limited out ability to borrow under this facility. The facility is available until January 2004, and contains three specific financial covenants (at September 30, 2002), as follows:

  •
  Minimum required Shareholder's Equity, as defined, of approximately $1 billion;

  •
  Maximum debt to capitalization ratio, as defined, of 52.5% and;

  •
  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the prior four consecutive quarters of $70 million;

        The covenant for maximum debt to capitalization ratio will decrease and the minimum EBITDA will increase in future reporting periods. We are also prohibited from certain transactions, including paying cash dividends on or purchasing shares of our common stock.

        We also have a $25 million (Canadian) secured revolving credit facility under which no borrowings and $3.4 million in letters of credit were outstanding at September 30, 2002. This facility is available until November 2002, subject to extension at the option of the lender. In addition, the Canadian credit facility contains certain restrictive covenants, including a requirement that Louisiana-Pacific Canada Ltd. and subsidiaries maintain a consolidated minimum current ratio, as defined, of 1.15 to 1.0. Additionally, we, as guarantor, must comply with financial covenants substantially similar to those contained in the credit facility discussed above.

        Additionally, we have an accounts receivable securitization facility of up to $100 million of under which $30 million was outstanding as of September 30, 2002. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our unsecured debt rating could cause an amortization event under this facility.

        As of September 30, 2002, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtedness, see the information included in Outlook: Issues and Uncertainties, under the captions "Our substantial debt could have important consequences" and "The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings."

        In June 2002, we amended our secured revolving credit facility to facilitate our divestiture and debt reduction plan. Among other things, this amendment replaces the former collateral coverage requirements with requirements relating to the maintenance of a "borrowing base" comprised of various potential classes of collateral and requires us to establish a restricted cash account. In general, all net after tax proceeds from the sales of our assets are to be deposited to this account. Subject to specified limitations, funds in this account can be used to reduce debt (including contingency reserves), make capital expenditures and fund acquisitions. Prior to using these funds for capital expenditures, at least $150 million of debt must be repaid. After $150 million of debt is repaid, up to 50% of the funds can be used to make capital expenditures and after $200 million of debt is repaid, funds may also be used for acquisitions. In any case, uses of these funds are limited if LP is not in compliance with the terms of the loan agreement.

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

        Significant changes in our balance sheet from December 31, 2001 to September 30, 2002, include an increase of $34.7 million in accounts receivable due to typical seasonal increases in sales volume and prices; a decrease of $25.3 million in inventories due to typical seasonal decreases and a decrease in income tax refunds of $32.5 due to refunds received. Additionally, timber and timberlands declined due to the sale of timberlands in Louisiana. Long-term assets of discontinued operations decreased significantly due to the impairment charges discussed previously and the exchange of facilities with Georgia Pacific described in Note 3 to the financial statements included in this report.

        Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $109.8 million at September 30, 2002, of which $20.0 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates. The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount. Contingency related payments totaled $49.0 million for the first nine months of 2002.

POTENTIAL IMPAIRMENTS

        We have a continuing financial interest in Samoa Pacific Cellulose LLC (SPC) (see discussion at Note 10 of the Notes to the financial statements included in Item 8 in our annual report on Form 10-K for the year ended December 31, 2001) in the form of various classes of preferred equity interests and secured and unsecured receivables and retained inventory. Due to weak pulp markets, SPC has incurred substantial losses from operations and the loss of a major customer. During 2001, we wrote off our remaining investment in SPC except for balances that were partially or wholly secured by underlying collateral. While we currently believe that the receivable from SPC is recoverable, management continues to closely monitor SPC's operating results and financial condition and it is possible that we may be required to record further impairment charges related to SPC in the future. At September 30, 2002, the $12.1 million balance of the receivable exceeded the book value of the underlying collateral. The collectibility of the receivable is dependent on a recovery in the market for commodity pulp products. Although we believe that recovery in pulp pricing will ultimately occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become our liabilities. We have not recorded an accrual for these liabilities, as we do not believe it is probable that these liabilities will be incurred. However it is possible that we may be required to record such an accrual in the future.

        We continue to review several mills and projects for potential impairments. We currently believe we have adequate support for the carrying value of each of these mills and projects based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, if the markets for our products deteriorate from September 30, 2002 levels or we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

OUTLOOK: ISSUES AND UNCERTAINTIES

        We generally do not provide public forecasts of our future financial performance. However, we do believe that based upon information available from industry sources that we should see improved business conditions over the next several years. Factors that support this view include a favorable interest rate environment, a trend of increasing home ownership rates, steady growth of repair and remodeling and demographics that support more housing. While we are optimistic about our long-term prospects, the following issues and uncertainties should be considered in evaluating our potential financial performance.

        Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations.    Our operating results reflect the general cyclical pattern of the building products industry. Most of our products, including OSB and lumber are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and our principal on our debt.

        We have a high degree of product concentration.    OSB accounted for over 35% of our revenues from continuing operations during the third quarter of 2002, and we expect OSB sales to continue to account for a substantial portion of our revenues in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

        Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.    According to the APA—The Engineered Wood Association (the "APA"), an industry trade association, total North American OSB annual production capacity increased by about 1 billion square feet in 2001 on a 3/8-inch equivalent basis and is projected to increase by approximately 4.2 billion square feet in the 2002 to 2007 period. The APA has projected that total North American demand for OSB will increase by about 5.1 billion square feet during the 2002 to 2007 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.

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

        We are involved in various environmental matters and legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties.    We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. At September 30, 2002, the estimated approved but unpaid claims under the settlement agreement relating to the class action settlement of our national OSB siding litigation, exceeded the sum of the then-current balance of the related settlement fund by approximately $56 million. Consequently, the actual costs we ultimately incur may vary significantly from the estimated costs reflected in our contingency reserves depending on our ability to settle these liabilities at discounted amounts. Moreover, we may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

        Our substantial debt could have important consequences.    As of September 30, 2002, we had consolidated debt of approximately $1.1 billion (which includes $396.5 million of limited recourse notes payable under which our liability is limited to a maximum of $83 million). This level of indebtedness, which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonably terms, if at all; and (4) increase our vulnerability to adverse economic and industry conditions.

        The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings.    Among other things, the covenants require us to comply with or maintain certain financial tests and ratios and restrict our ability to: (1) incur debt; (2) incur liens (3) redeem and/or prepay debt; (4) make acquisitions; (5) make investments, including loans and advances; (6) make capital expenditures; (7) engage in mergers, consolidations or sales of assets; (8) engage in transactions with affiliates; and (9) pay dividends or engage in stock redemptions. Our ability to comply with these covenants is subject to various risks and uncertainties, and events beyond our control that could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, a substantial portion of our debt. Even if we are able to comply with the applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. In addition, specified downgrades in our credit ratings could increase our costs of borrowing and, in the case of our accounts receivable securitization facility, a one-level downgrade by a particular rating agency could (after the passage of six months time or upon downgrade by another rating agency) result in an amortization event and trigger cross-defaults which could result in the acceleration of the maturity of a substantial portion of our debt.

        Our ability to successfully implement our divestiture plan is subject to circumstances beyond our control. If our estimates relating to the timing and effects of our divestiture plan prove to be inaccurate, we may be required to record additional losses or charges on our financial statements.    Whether, when and terms upon which we will be able to consummate the sales of businesses and assets contemplated by our divestiture plan will be affected by numerous circumstances beyond our control. These circumstances include the demand for businesses and assets of the type we are seeking to sell and the concurrent supply of comparable or substitute businesses and assets, all of which may be significantly affected by current and prospective economic and industry conditions and conditions in the capital markets. These matters may also be affected by the future operating results and perceptions regarding the prospects of the businesses and assets that we are seeking to sell, and any casualty losses or other developments adversely affecting the same. If we are unable to implement our divestiture plans as presently expected, or if our estimates relating to the economic consequences of implementing our divestiture plan prove to be inaccurate, we may be compelled to change our divestiture plan or to revise our estimates relating thereto.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2002, a 100 basis point interest rate change would impact our pre-tax net income and cash flow by $1.2 million annually.

        Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar and Chilean peso. Although we have entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of our indebtedness, we historically have not entered into material currency rate hedges with respect to our exposure from operations (although we may do so in the future). At September 30, 2002, we had outstanding foreign exchange contracts with notional amounts of $25 million (Canadian) to hedge debt payments denominated in foreign currencies.

        Many of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. Significant commodity products we sell include OSB and lumber. For OSB, assuming production equal to our annual production capacity of 5.8 billion square feet (3/8" basis) or 4.9 billion feet (7/16" basis), a $1 change in the annual average price on 7/16" basis would change annual pre-tax profits by approximately $4.9 million. For lumber, assuming production equal to our annual production capacity of 1.2 billion board feet, a $1 change in the annual average price would change annual pre-tax profits by $1.2 million.

        We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of LP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by LP in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect LP's internal controls.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES(1)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Oriented strand board, million square feet 3/8" basis	1,191	1,309	3,915	4,037
Softwood plywood, million square feet 3/8" basis	144	214	536	615
Lumber, million board feet	321	253	953	725
Wood-based siding, million square feet 3/8" basis	203	208	593	555
Engineered I-Joist, million lineal feet	24	21	65	58
Laminated veneer lumber (LVL), thousand cubic feet	2,116	1,914	6,409	5,686

(1)
Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

        The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

	OSB	Plywood	Lumber
	N. Central 7/16" Basis	Southern Pine 1/2" Basis Cdx 3-Ply	Framing Lumber Composite Prices
Annual Average
1993	$236	$282	$394
1994	265	302	405
1995	245	303	337
1996	184	258	398
1997	142	265	417
1998	205	284	349
1999	260	326	401
2000	206	229	323
2001 1st Qtr. Avg.	132	242	284
2001 2nd Qtr. Avg.	191	303	366
2001 3rd Qtr. Ave.	178	280	322
2002 1st Qtr Avg.	165	253	316
2002 2nd Qtr Avg.	159	255	313
2002 3rd Qtr Avg.	160	262	293

Source: Random Lengths

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        Certain environmental matters and legal proceedings involving us are discussed below. Additional environmental matters and legal proceedings involving us are discussed in Item 3, Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2001 and in Item 1 of Part II of our quarterly reports for the quarters ended March 31 and June 30, 2002.

Environmental Matters

        In the third quarter of 2002, we resolved the previously disclosed state regulatory agency action relating to noncompliance with prevention of significant determination (PSD) regulations at a mill in Urania, Louisiana by agreeing to pay a fine of $150,000. This mill has subsequently been sold.

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

        The settlement requires us to contribute $275 million to the settlement fund. That obligation has been satisfied through cash payments on a discounted basis of approximately $265 million. In addition to our mandatory contribution, we have paid, on a discounted basis, the two $50 million optional contribution, at a cost of approximately $71 million. We were entitled to make our mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

        During 2000, we offered eligible claimants the opportunity to receive a pro rata share of a court approved second settlement fund (the "Second Settlement Fund") in satisfaction of their claims. Pursuant to this offer, we paid approximately $115 million from the Second Settlement Fund in satisfaction of approximately $319 million in claims. All of the payments under the Second Settlement Fund have been substantially completed. Claimants who accepted payment from the Second Settlement Fund may not file additional claims under the settlement. Claimants who elected not to participate in the Second Settlement Fund remain bound by the terms of the original settlement.

        In the second quarter of 2002, we began offering eligible claimants the opportunity to receive a pro rata share of a court approved alternative payment program (the "Alternative Payment Program") in satisfaction of their claims. The Alternative Payment Program has been extended to all claimants who had valid completed claims filed as of August 16, 2002. As of September 30, 2002, we had paid approximately $28 million from the Alternative Payment Program in satisfaction of approximately $78 million in claims. Claimants who accept payment from the Alternative Payment Program may not file additional claims under the settlement.

        At September 30, 2002, the estimated amount of approved but unpaid claims under the settlement agreement exceeded the sum of the then-current balance of the settlement fund by approximately $56 million. Approximately 2,400 new claims were filed during the third quarter of 2002.

        From the inception of the settlement through September 30, 2002, LP paid a total of $479 million in satisfaction of $772 million in claims. The breakdown of payments is as follows (in millions):

	Paid	Satisifaction of Claim Amount
Original settlement	$265	$275
Optional contributions	71	100
Second payment program	115	319
Alternative payment program	28	78

	$479	$772

        The settlement will continue in effect until at least August 2003. Within 60 days after June 7, 2003, the Claims Administrator shall notify us of the dollar value of all remaining unfunded and approved claims. We will then have 60 days to notify the Claims Administrator whether we elect to fund all such remaining claims. If we elect to fund those claims, then we will pay by the end of the next 12-month period (2004) the greater of: (i) 50% of the aggregate sum of those claims (with the remaining 50% to be paid by 12 months thereafter in 2005); or (ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims to be paid 12 months thereafter in 2005). If we elect not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after the date of our election.

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

        Throughout the period the settlements have been in effect, we have recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of the settlements and the various alternatives available to us makes the process of estimating these accruals difficult. In connection with the national settlement, the liability recorded at September 30, 2002 represents management's best estimate of the future liability related to the estimated siding claims based upon the most current information available. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

        On October 15, 2002, a jury returned a verdict of $29.6 million against us in the action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester's of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company (File No. 43-C6-00-000335, McLeod County, Minnesota). The verdict contained a significant amount of damages related to siding that was subject to the nationwide class action settlement described above. We will file motions in the U.S. District Court for the District of Oregon, which maintains jurisdiction over the nationwide class action described above, seeking to prevent entry of judgment for any amounts awarded that are related to siding that was subject to the class action settlement. We believe that the verdict is erroneous in other significant respects, which we intend to raise with the trial court through post trial motions and, if necessary, on appeal to the Minnesota Court of Appeals. Based upon the information currently available, we believe that any exposure related to this case is adequately covered under our reserves and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Nature Guard Cement Shakes Matters

        We were named in four putative class actions filed in California and one putative class action filed in the state of Washington: Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001; Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001. The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court. The coordinated case was assigned to the Superior Court for Stanislaus County, California. On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases. The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint. As a result, the separate actions filed by those individuals should be dismissed shortly. The plaintiffs in Oguro also have dismissed their action.

        The named plaintiffs in the Nature Guard Cement Roofing Shingle Cases purport to represent a national class of persons owning structures on which our Nature Guard Fiber Cement Shakes were installed as roofing. As amended, the Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

        We no longer manufacture or sell fiber cement shakes, but have established and maintain a claims program for the Nature Guard shakes previously sold. We believe that we have substantial defenses to the foregoing actions and intend to defend them vigorously. At the present time, we cannot predict the potential financial impact of the above actions.

Retirement Plan Matters

        We and certain of our directors and officers, have been named as a defendant in a putative class action filed in United States District Court for the District of Oregon, captioned Frederick J. Darlington, et al. v. Louisiana-Pacific Corporation, et al. The action was filed on behalf of a purported class of persons who are participants and beneficiaries of the Louisiana-Pacific Corporation 401(k) and Profit Sharing Plan (the "Plan"). Plaintiffs generally allege breaches of fiduciary duty and violations of disclosure requirements and obligations under the Employee Retirement Income Security Act ("ERISA") in relation to investments in our common stock acquired or held through the Plan. Plaintiffs seek compensatory damages, equitable and injunctive relief and a declaration that LP and the other defendants violated duties, obligations and responsibilities imposed upon them as fiduciaries and co-fiduciaries and the disclosure requirements under ERISA. We believe that these allegations are without merit and we have substantial defenses to this action and we intend to defend it vigorously. Based upon the information currently available, we believe that the resolution of this matter will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

        None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

10.1
Fourth Amendment, dated as of September 27, 2002 to the Credit Agreement dated November 15, 2001, among LP, Bank of America, N.A., and the other financial institutions that are parties thereto.

(b)
Reports on Form 8-K

        We filed a Form 8-K on July 25, 2002 reporting certain matters under item 5 thereof.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION
Date: November 5, 2002	By:
Mark A. Suwyn Chairman and Chief Executive Officer
Date: November 5, 2002	By:
Curtis M. Stevens Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

        I, Curtis M. Stevens, Chief Financial Officer of Louisiana-Pacific Corporation, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Louisiana-Pacific Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a)
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a)
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ CURTIS M. STEVENS Curtis M. Stevens

CERTIFICATIONS

        I, Mark A. Suwyn, Chief Executive Officer of Louisiana-Pacific Corporation, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Louisiana-Pacific Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ MARK A. SUWYN Mark A. Suwyn

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
CONDENSED CONSOLIDATED STATEMENTS OF INCOME LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES (AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES (DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)
  Notes to Condensed Unaudited Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES SUMMARY OF PRODUCTION VOLUMES(1)
INDUSTRY PRODUCT TRENDS
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 4. Submission Of Matters To A Vote Of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS