Form 10-K
period 2002-12-31
LOUISIANA PACIFIC CORP
filed 2003-03-17
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission File Number 1-7107

Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	93-0609074 (I.R.S. Employer Identification No.)
805 S.W. Broadway, Suite 1200 Portland, Oregon 97205-3303 (Address of principal executive offices)	Registrant's telephone number (including area code) 503-821-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $917,544,000 as of March 3, 2003.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock: 104,585,937 of Common Stock, $1 par value, outstanding as of March 3, 2003.

Documents Incorporated by Reference
Definitive Proxy Statement for 2002 Annual Meeting: Part III

Except as otherwise specified and unless the context otherwise requires, references to "LP", the "Company", "we", "us.", and "our" refer to Louisiana-Pacific Corporation and its subsidiaries.

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

  •
  changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

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

PART I

ITEM 1.    Business

General

        Our company, headquartered in Portland, Oregon, is a leading manufacturer and distributor of building materials. As of December 31, 2002, we had approximately 7,900 employees and operated 44 facilities in the U.S. and Canada and one facility in Chile. We also own approximately 799,700 acres of timberland in the U.S. that we are in the process of selling, and have licenses for approximately 46 million acres of timberland in Canada. In 2002, our sales originating in the U.S. were $1.6 billion, representing approximately 85% of our total sales of $1.9 billion. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments

        Over the course of 2002, we announced a major divestiture and debt reduction plan. As part of this plan, we were required to modify our reported business segments, and accordingly, financial segment information has been restated for prior periods. We operate in five segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products, Structural Framing and Pulp. The OSB and Structural Framing segments generally represent our "commodity" products, while the Composite Wood and Plastic Building products represent our "specialty" products.

        The following sections discuss each of our revised segments.

OSB

        Our OSB segment manufactures and distributes OSB structural panel products. We believe that in North America, we are the largest and one of the most efficient producers of OSB.

        OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills.

        Our strategy for our industry-leading OSB business is to: (1) increase investment in our existing facilities in order to reduce costs and improve throughput and recovery by continuing to focus on efficiency at each of our facilities; (2) improve net realizations relative to weighted-average OSB regional pricing; (3) leverage our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; and (4) expand capacity to meet growing OSB demand, but do so through internal growth at existing facilities, selected acquisitions that meet specific criteria and by building new, low-cost manufacturing facilities to serve particular markets.

Composite Wood Products

        Our Composite Wood Products segment is following a strategy that revolves around a technology platform that uses composite wood substrates and adds "value" through the application of other materials (overlays, etc).

        We believe that we are the leading wood composite cladding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. We are seeking to be the "one stop" supplier of choice for all segments of these markets: new home construction, repair and remodeling, and manufactured housing. Our strategy is to drive product innovation by combining our technological expertise in wood and wood composites with the needs of our customers. We intend to increase our product offerings and production capacity of these types of higher margin, value-added products through the addition of lower cost plants or the conversion of some OSB plants from commodity structural panel production to OSB-based composite products.

        Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.

        Our composite wood product offerings are classified into four categories: (1) SmartSide® siding products and related accessories; (2) hardboard siding and accessory products; (3) specialty OSB products and; (4) other hardboard products. Additionally, our OSB operation in Chile is included in this segment.

        The SmartSide® Products    Our SmartSide® products consist of a full line of OSB-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs.

        Hardboard Siding Product    Our hardboard siding product offerings include a number of lap and panel products in a variety of patterns and textures, as well as trim products.

        Specialty OSB Products    Our specialty OSB product offerings includes a number of development products that focus on the use of OSB substrates with a variety of overlay technologies.

        Other Hardboard Products    Our hardboard product offerings include raw hardboard products, such as doorskins, pegboard and industrial hardboard, and finished hardboard, such as decorative panels and tileboard.

Plastic Building Products

        Our Plastic Building Products segment is pursuing a strategy around a technology platform that uses various plastic raw materials, sometimes combined with wood fiber, to create attractive, affordable, low maintenance building products.

        Vinyl Siding Products.    We manufacture a variety of vinyl siding products and accessories. Our product line covers a broad spectrum of styles, colors and price points to satisfy customers' needs.

        Composite Decking Products.    We manufacture wood composite decking and accessories. We offer products in several colors and patterns. These products are attractive, durable and require lower maintenance compared to solid wood.

        Mouldings.    We manufacture extruded plastic decorative mouldings products. We offer products in several of colors, shapes and styles. These products are sold in the retail markets.

Structural Framing Products

        Our structural framing product segment manufactures and distributes lumber and engineered wood products (EWP), including I-joists and laminated veneer lumber (LVL). We believe that in North America we are one of the largest producers of both stud lumber and EWP.

        Lumber.    We produce lumber in a variety of standard and specialty grades and sizes. Stud lumber includes primarily 2" × 4" and 2" × 6" dimension lumber. Our strategy for lumber is to focus on studs and narrow dimension lumber. We believe we can leverage our strong presence in the do-it-yourself (DIY) sector to drive growth and capture the premium prices paid by DIYs for premium grades of lumber. Additionally, we are committed to improving overall mill efficiency through selective, high return capital investments and the sale, closure, or curtailment of production at under performing mills.

        Engineered Wood Products.    We believe that our engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter and straighter than conventional lumber joists. Our LVL is a high-grade, value-added structural product used in applications where extra strength is required, such as headers and beams. It is also used, together with OSB and lumber, in the manufacture of engineered I-joists. Our strategy is to strengthen our brand name recognition in the EWP industry by enhancing our product mix and quality, providing superior technical support for our customers and leveraging our sales and marketing relationships to cross-sell our EWP products. Additionally, we are seeking to drive costs down by rationalizing production capacity across geographic areas and improving operating efficiencies in our manufacturing facilities.

Other Products

        Our Other Products category includes plywood and industrial panel mills closed prior to January 1, 2002, wood chips, our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. In prior years, this category also included our cellulose insulation business (contributed to a joint venture in 2000).

Pulp Segment

        During 2002, we completed our exit of the pulp business through the sale of our remaining pulp mill located in Chetwynd, British Columbia, which had been indefinitely closed in 2001 (see Notes 1, 10 and 11 of the Notes to the financial statements in item 8 of this report). In 2001, we sold our controlling interest in a pulp mill located in Samoa, California (see Note 15 of the Notes to financial statements in item 8 of this report).

Sales, Marketing and Distribution

        Our sales and marketing efforts are primarily focused on traditional two-step distribution, professional dealers, home centers, third-party wholesale buying groups and other retailers. The wholesale distribution channel includes a variety of specialized and broad-line wholesale distributors and dealers focused primarily on the supply of products for use by professional builders and contractors. The retail distribution channel includes large retail chains catering to the DIY and repair and remodeling markets as well as smaller and independent retailers.

Customers

        We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2002, our top 10 customers accounted for approximately 40% of our revenues, with the largest customer accounting for no more than 9% of our revenues. Because a majority of our products, including OSB and lumber, are commodity products sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

  •
  Wholesale distribution companies, which supply building materials to retailers on a regional, state or local basis;

  •
  Two-step distributors who provide building materials to smaller retailers, contractors and others.

  •
  Building materials professional dealers, that specialize in sales to professional builders, remodeling firms and trade contractors that are involved in residential home construction and light commercial building;

  •
  Retail home centers, that provide access to consumer markets with a broad selection of home improvement materials and increasingly serve professional builders, remodelers and trade contractors;

  •
  Manufactured housing producers, who design, construct and distribute prefabricated residential and light commercial structures, including fully manufactured, modular and panelized structures, for consumer and professional markets; and

  •
  Industrial manufacturers, who produce residential, ready-to-assemble, office and institutional furniture; cabinets, displays and fixtures; windows and doors; molding and millwork; laminated flooring; packaging; transportation equipment; and numerous specialty products.

Competitors

        The building products industry is highly competitive. We compete internationally with several thousand forest and building products firms, ranging from very large, fully integrated firms to smaller firms that may manufacture only one or a few items. We also compete less directly with firms that manufacture substitutes for wood building products. Some competitors have substantially greater financial and other resources than we do that could, in some instances, give them a competitive advantage over us.

Raw Materials

        Wood fiber is the primary raw material used in our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the U.S. are manufacturers who supply: (1) the housing market where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; and (3) export markets. The supply of timber is limited by access to timber and by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including government forest management policies, alternate uses of land, and loss to urban or suburban real estate development.

        Our 799,700 acres of timberlands, primarily in the southern U.S., provided approximately 11% of our domestic wood fiber requirements in 2002 and an average of approximately 11% of our domestic wood fiber requirements over the past five years. This wood fiber was largely supplied to our plywood business that we divested in September 2002. We plan to divest our remaining fee-owned timberlands in 2003. In addition to our fee-owned timberlands, we have timber-cutting rights under long-term contracts (five years or longer) on approximately 118,000 acres, on government and privately owned timberlands in the U.S. In Canada, we harvest enough timber annually under long-term harvest rights with the Canadian government and other third parties to fully support our Canadian production facilities. The average remaining life of our Canadian timber rights is 20 years with provisions for renewal.

        We purchase approximately 57% of our wood fiber requirements on the open market. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Therefore, in areas where we do not own a significant amount of timberlands, our mills generally have the ability to procure wood fiber at competitive prices from third-party sources. We satisfy a portion of our wood fiber requirements by purchasing certain by-products, including wood chips, wood shavings and sawdust, from third parties. These by-products account for an insignificant portion of our wood fiber requirements.

        In addition to wood fiber, we use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as demand for resin products.

        While the majority of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to control our exposure to energy price changes through the use of long-term supply contracts.

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

        Our policy is to comply fully with all applicable environmental laws and regulations. In recent years, we have devoted increasing management attention to achieving this goal. In addition, from time to time, we undertake construction projects for environmental control facilities or incur other environmental costs that extend an asset's useful life, improve efficiency or improve the marketability of certain properties. We believe that our capital expenditures for environmental control facilities in 2003 and 2004 will not be material.

        Additional information concerning environmental matters is set forth under Item 3, Legal proceedings, and in Note 12 of the Notes to financial statements in item 8 contained in this report.

Employees

        We employ approximately 7,900 people, approximately 1,800 of whom are members of unions. We consider our relationship with our employees generally to be good. During 2002, work stoppages occurred at two facilities. The work stoppage at our Dawson Creek, British Columbia OSB facility occurred from March 1, 2002 through April 2, 2002. The work stoppage at our Chambord, Quebec OSB facility began in May 2002 and continued into 2003. It is unknown at this time when production will resume. There can be no assurance that additional work stoppages will not occur.

Available Information

        We will make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge through our internet website at http://www.lpcorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Segment and Price Trend Data

        The following table sets forth, for each of the last three years (1) production volumes, (2) the average wholesale price of selected building products in the United States, and (3) logs used in production by source. In addition, information concerning our (1) consolidated net sales by business segment, (2) our consolidated profit (loss) by business segment, (3) identifiable assets by segment, (4) depreciation, amortization and cost of timber harvested, (5) capital expenditures and (6) geographic segment information is included at Note 17 of the Notes to the financial statements included in item 8 of this report.

Product Information Summary
For Years Ended December 31

	2002	2001	2000
	(Dollar Amounts in Millions, Except Per Unit)
PRODUCTION VOLUMES
OSB, 3/8" basis, million square feet	5,123	5,240	5,396
Softwood plywood, 3/8" basis, million square feet	549	809	1,046
Lumber, million board feet	1,221	966	993
Wood-based siding, 3/8" basis, million square feet	786	733	651
Engineered I-Joists, million lineal feet	84	71	70
Laminated veneer lumber, thousand cubic feet	8,394	6,923	7,008
Composite decking, million lineal feet	21,991	7,605	9,087
Vinyl siding, squares(1)	2,419	2,246	2,274
INDUSTRY PRODUCT PRICE TRENDS(2)
OSB, MSF, 7/16" — 24/16" span rating (North Central price)	$160	$159	$206
Southern pine plywood, MSF, 1/2" CDX (3 ply)	253	268	229
Framing lumber, composite prices, MBF	299	312	323
% LOGS BY SOURCES(3)
Fee owned lands	11	11	10
Private cutting contracts	12	13	14
Government contracts	20	21	17
Purchased logs	57	55	59
Total volumes—million board feet	2,683	2,541	3,352

(1)
A square is defined as 100 square feet of material with an average weight of 42 pounds.

(2)
Prices represent yearly averages stated in dollars per thousand board feet (MBF) or thousand square feet (MSF). Source: Random Lengths.

(3)
Stated as a percentage of total log volume.

Executive Officers of LP

        Information regarding each of LP's executive officers as of March 14, 2003, including employment history for the past five years, is set forth below:

Name	Age	Title
Mark A. Suwyn	60	Chairman and Chief Executive Officer
Richard W. Frost	51	Executive Vice President, Commodity Products, Procurement and Engineering
Joseph B. Kastelic	39	Executive Vice President, Specialty Products and Sales
Curtis M. Stevens	50	Executive Vice President, Administration and Chief Financial Officer
F. Jeff Duncan, Jr.	48	Chief Information Officer, Vice President
W. Lee Kuhre	56	Vice President, Environmental Affairs

        Mark A. Suwyn has been Chairman and Chief Executive Officer since January 1996. Before joining LP, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Mr. Suwyn is also a director of LP.

        Richard W. Frost has been Executive Vice President, Commodity Products, Procurement and Engineering since March 2003 and Executive Vice President, OSB, Procurement and Engineering from May 2002 through February 2003. He previously was Vice President, Timberlands and Procurement from 1996 to April 2002. Mr. Frost was Vice President and Operational Manager for S.D. Warren Company from 1992 to 1996.

        Joseph B. Kastelic has been Executive Vice President, Specialty Products and Sales since May of 2002. He previously served as Vice President, Sales and Specialty Products since January 2001and as Director, Specialty Building Products from January 1999 to December 2000. From March 1997 to December 1998, Mr. Kastelic was Business Director, Siding/Exterior Products, and from September 1996 to March 1997 served as Marketing Development Manager for new construction and siding. Before joining LP in September 1996, Mr. Kastelic was the Marketing Development Manager at PPG Industries in Pittsburgh, Pennsylvania.

        Curtis M. Stevens has been Executive Vice President, Administration and Chief Financial Officer since May 2002. He previously served as Vice President, Treasurer and Chief Financial Officer since September 1997 to April 2002. Before joining LP, Mr. Stevens spent 13 years as the senior financial executive of Planar Systems, Inc., a leading manufacturer and supplier of electroluminescent flat panel displays, where he was named Executive Vice President and General Manager in 1996. He also served on the Board of Directors for Planar Systems.

        F. Jeff Duncan, Jr, has been Chief Information Officer of LP since October 1998 and Vice President since March 2001 and additionally, Director of Technology since February 2002. Mr. Duncan had been Director of Information Technology of LP since September 1996. He was previously employed by E.I. du Pont de Nemours & Co. for 19 years in a variety of positions, most recently as Systems Manager—New Business Development.

        W. Lee Kuhre joined LP in September 2001 as Vice President, Environmental Affairs. Mr. Kuhre was an Assistant Vice President for Science Applications International from 1997 to 2001.

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

Oriented Strand Board

ORIENTED STRAND BOARD PANEL PLANTS 14 plants—5,795 million square feet annual capacity, 3/8" basis 3 shifts per day, 7 days per week	Square Feet in Millions
Athens, GA	350
Carthage, TX	450
Chambord, Quebec, Canada	500
Dawson Creek, BC, Canada	350
Hanceville, AL	350
Hayward, WI	500
Houlton, ME	250
Jasper, TX	450
Maniwaki, Quebec, Canada	610
Roxboro, NC	450
Sagola, MI	350
St. Michel, Quebec, Canada	500
Swan Valley, Manitoba, Canada	450
Woodland, ME	235

Composite Wood Facilities

ORIENTED STRAND BOARD SIDING PLANTS 5 plants—880 million square feet annual capacity, 3/8" basis 3 shifts per day, 7 days per week	Square Feet in Millions
Newberry, MI	130
Silsbee, TX	345
Tomahawk, WI	135
Two Harbors, MN	140
Panguipulli, Chile	130
HARDBOARD PLANTS 3 plants—805 million square feet annual capacity, surface measure 3 shifts per day, 7 days per week	Square Feet in Millions
Roaring River, NC(1)	215
East River, Nova Scotia(2)	290
Alpena, MI	300
Toledo, OH(3)	—

Plastic Building Products

VINYL SIDING PLANTS 2 plants—3.2 million squares annual capacity 3 shifts per day, 7 days per week	Squares in Millions
Acton, Ontario, Canada	1.8
Holly Springs, MS	1.4

PLASTIC MOULDINGS PLANT 1 plant—290 million lineal feet annual capacity 3 shifts per day, 7 days per week	Lineal Feet in Millions
Middlebury, IN	290
WOOD COMPOSITE DECKING 2 plants—28 million lineal feet capacity 3 shifts per day, 7 days per week	Lineal Feet in Millions
Meridian, ID	9
Selma, AL	19

Structural Framing Products

LUMBER 10 plants—1.2 billion board feet annual capacity 1 to 3 shifts per day, 5 days per week	Board Feet in Millions
Belgrade, MT	90
Bonners Ferry, ID(4)	125
Chambord, Quebec, Canada	30
Chilco, ID	185
Deer Lodge, MT	140
Deer Lodge, MT (finger joint)	110
Gwinn, MI	170
Malakwa, BC, Canada	50
Moyie Springs, ID	180
Sandpoint, ID (drying and resurfacing)	—
St. Michel, Quebec, Canada	65
Tacoma, WA	70
I-JOIST PLANTS 2 plants—106 million lineal feet annual capacity 1 to 3 shifts per day, 5 days per week	Lineal Feet in Millions
Red Bluff, CA	60
Wilmington, NC	46
LVL PLANTS 3 plants—10,600 thousand cubic feet annual capacity 1 to 3 shifts per day, 5 days per week	Cubic Feet in Thousands
Hines, OR	3,000
Golden, BC, Canada	3,000
Wilmington, NC	4,600
OTHER
Chip mill	Cleveland, TX
Plywood	Golden, BC, Canada

(1)
The Roaring River, NC plant produces only hardboard siding products.

(2)
The East River, Nova Scotia plant produces both hardboard panel products and hardboard siding products.

(3)
Our finishing and tileboard plant in Toledo, OH takes production from the Alpena, MI plant to produce decorative panels and finished tileboard.

(4)
This facility is operated under a long-term operating lease.

Fee Timber Holdings:

Location / Type	Acres
Idaho / Fir, Pine	34,900
Louisiana / Pine, Hardwoods	59,800
Montana / Whitewoods	9,000
Texas / Pine, Hardwoods	693,300
Other / Whitewoods, Pine, Hardwoods	2,700

Total Fee Timber Holdings	799,700

Canadian Timberland License Agreements

Location	Acres
British Columbia	7,900,000
Manitoba	6,300,000
Nova Scotia	900,000
Quebec	30,600,000

Total Timberlands Under License Agreements in Canada	45,700,000

        Substantially all of our fee-owned timberlands are subject to mortgages securing borrowings under our $187 million revolving credit facility.

        In addition to fee-owned timberlands, we have timber cutting rights under long-term contracts (five years and longer) on approximately 118,000 acres on government and privately owned timberlands in the United States in the vicinities of certain of our manufacturing facilities.

        Our Canadian subsidiaries have arrangements with four Canadian provincial governments which give our subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and forest management agreements, long-term pulpwood agreements, and various other timber licenses. The acreage noted above is the gross amount of the licenses and is not reflective of the amount of timber acreage that we currently manage. These subsidiaries also obtain wood from private parties in certain cases where the provincial governments require us to obtain logs from private parties prior to harvesting from the licenses to meet our raw materials needs.

ITEM 3.    Legal Proceedings

        Certain environmental matters and legal proceedings are discussed below.

ENVIRONMENTAL MATTERS

        In November 2000, our subsidiary Ketchikan Pulp Company ("KPC") finalized a consent decree with the federal government to complete remediation activities at KPC's former pulp mill site and Ward Cove, a body of water adjacent to the mill site.

        In connection with the clean up of KPC's former log transfer facilities, the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent remediation standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted that previously closed-out facilities may need to be re-evaluated. We dispute the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate closed-out facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the remediation.

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

COLORADO CRIMINAL PROCEEDINGS

        In June 1995, a federal grand jury returned an indictment in the U.S. District Court for the District of Colorado against us arising out of alleged activities our Montrose (Olathe), Colorado OSB plant. In May 1998, pursuant to a guilty plea to certain criminal violations, we paid penalties and received a five-year term of probation. On January 8, 2003, the Chief Judge of the United States District Court for the District of Colorado, ordered an early termination of LP's probation.

        In December 1995, we received a notice of suspension from the United States Environmental Protection Agency stating, that because of the criminal proceedings pending against us in Colorado, the Montrose facility would be prohibited from purchasing timber directly from the United States Forest Service. The suspension was lifted in April 1998 when we entered into a Settlement and Compliance Agreement with the EPA that was to last five years and obligated us to develop and implement certain corporate policies and programs, conduct our business in accordance with federal laws and regulations, report significant violations of law to the EPA, and conduct at least two audits of our compliance with the agreement. On June 13, 2002, the EPA, on its own accord, terminated the Agreement nearly one year before its expiration.

SIDING MATTERS

        Settlement agreements relating to a nationwide class action suit involving OSB Siding manufactured by us and installed prior to January 1, 1996, a related class action in Florida and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by us in 1999 and installed prior to May 15, 2000, were approved by the applicable courts in 1996, 1995 and 2000. We continue to have payment and other obligations under the nationwide OSB and hardboard siding settlements, but have satisfied our obligations under the Florida OSB siding settlement. Additional information regarding these matters is set forth in Note 12 of the Notes to financial statements included in item 8 of this report.

        On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester's of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action referred to above permanently enjoined the Minnesota state court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester's has appealed this injunction to the Ninth Circuit Court of Appeals. Subsequently, on January 27, 2003, the Minnesota state court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. We believe that the verdict is erroneous in significant respects and have filed a Notice of Appeal in the Minnesota State Court of Appeals. Based upon the information currently available, we believe that any exposure related to this case is adequately covered under our reserves and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NATURE GUARD CEMENT SHAKES MATTERS

        We were named in four putative class actions filed in California and one putative class action filed in the state of Washington: Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001; Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001. The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court. The coordinated case was assigned to the Superior Court for Stanislaus County, California. On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases. The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint. As a result, the separate actions filed by those individuals have been dismissed. On November 5, 2002, the court granted plaintiffs' Motion for Class Certification. The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

        We no longer manufacture or sell fiber cement shakes. We believe that we have substantial defenses to the foregoing actions and intend to vigorously defend the matter. At the present time, we cannot predict the potential financial impact of this matter.

RETIREMENT PLAN MATTERS

        We and certain of our directors and officers, were named as defendants in a putative class action filed in United States District Court for the District of Oregon, captioned Frederick J. Darlington, et al. v. Louisiana-Pacific Corporation, et al. The action was filed on behalf of a purported class of persons who are participants and beneficiaries of the Louisiana-Pacific Corporation 401(k) and Profit Sharing Plan (the "Plan"). Plaintiffs generally alleged breaches of fiduciary duty and violations of disclosure requirements and obligations under the Employee Retirement Income Security Act ("ERISA") in relation to investments in our common stock acquired or held through the Plan. Plaintiffs seek compensatory damages, equitable and injunctive relief and a declaration that the defendants violated duties, obligations and responsibilities imposed upon them as fiduciaries and co-fiduciaries and the disclosure requirements under ERISA. The plaintiffs subsequently amended their Complaint and dismissed the directors but named the LP employees who served on the Pension Administration Committee. Further, the plaintiffs seek to represent all participants and beneficiaries of the Hourly 401(k) and Profit Sharing Plan as well as the Salary 401(k) and Profit Sharing Plan. The allegations made, and damages sought, are generally the same as in the original Complaint. We believe that the allegations are without merit and we intend to defend it vigorously. Based upon the information currently available, we believe that the resolution of this matter will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

OTHER PROCEEDINGS

        We are parties to other legal proceedings. Based on the information currently available, we believe that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

CONTINGENCY RESERVES

        We maintain reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts that could cause actual costs to vary materially from current estimates. Due to various uncertainties, we cannot predict to what degree actual payments will exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

        For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 12 of the Notes to financial statements included in item 8 in this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of LP's security holders during the fourth quarter of 2002.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The common stock of LP is listed on the New York Stock Exchange with the ticker symbol "LPX". The Dow-Jones newspaper quotations symbol for the common stock is "LaPac." Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2002 High	$11.83	$12.55	$10.58	$9.18
Low	7.15	9.10	5.97	5.35
2001 High	$12.29	$13.95	$11.84	$9.45
Low	9.29	8.55	5.46	6.05

        The following table sets forth additional information as of December 31, 2002, regarding shares of Common Stock that may be issued under LP's existing equity compensation plans and arrangements, divided between plans approved by LP's stockholders and plans or arrangements not submitted to the stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants, and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by stockholders(1)	6,840,397	$13.51	4,557,294
Equity compensation plans or arrangements not approved by stockholders(2)	0	N/A	153,805

Total	6,840,397		4,711,099

(1)
Equity compensation plans under which awards are currently outstanding and that were approved by stockholders include LP's 1991 Employee Stock Option Plan, 1997 Incentive Stock Award Plan (the "1997 Plan"), and 1992 Non-Employee Director Stock Option Plan. The number of shares shown in column (a) as shares subject to outstanding awards include 57,988 shares subject to performance-contingent stock awards granted under the 1997 Plan, which will vest and be issued if target performance goals are attained, and 409,950 shares subject to awards of incentive shares granted under the 1997 Plan, which will generally vest and be issued five years after the grant date if the recipient remains an employee of LP through the end of that period. These shares are not included in the calculation of weighted-average exercise price in column (b) because the price at the vesting date cannot be determined. The 1997 Plan also authorizes the grant of restricted stock awards with such terms and conditions as the Compensation Committee deems appropriate, including provisions that such awards will be forfeited upon termination of a participant's employment for specified reasons within a specified period of time or upon other conditions set forth in the award agreement.

(2)
Equity compensation plans or arrangements approved by the Board of Directors but not previously submitted for stockholder approval include the Plan, under which 43,134 shares have been issued pursuant to outstanding unvested restricted stock awards and 153,805 shares are available for grant of future awards, and a restricted stock award for 60,000 shares of Common Stock granted to Mark A. Suwyn in 1996 in connection with his employment as LP's Chief Executive Officer.

        As of March 7, 2003, there were approximately 13,826 holders of our common stock. Our board of directors suspended the payment of dividends on our common stock in November 2001, and our revolving credit facility prohibits the payment of such dividends. For the first, second and third quarters of 2001, we paid cash dividends on our common stock in the per share amounts of $0.14, $0.05 and $0.05, respectively.

ITEM 6.    Selected Financial Data

	Year Ended December 31
	2002(1)	2001	2000	1999	1998
	Dollar Amounts in Millions, Except Per Share
SUMMARY INCOME STATEMENT DATA
Net sales	$1,942.7	$1,868.7	$2,471.8	$2,542.7	$1,967.3
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(21.5)	(135.4)	6.6	197.7	9.1
Income (loss) from discontinued operations	(36.7)	(36.2)	(20.4)	19.1	(7.1)
Net income (loss)	$(62.0)	$(171.6)	$(13.8)	$216.8	$2.0
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic and diluted	$(0.21)	$(1.30)	$0.06	$1.86	$0.08
Net income (loss) per share—basic and diluted	$(0.59)	$(1.64)	$(0.13)	$2.04	$0.02
Average shares of common stock outstanding (millions)
Basic	104.6	104.4	104.1	106.2	108.4
Diluted	104.6	104.4	104.1	106.2	108.6
Total assets	$2,773.1	$3,014.0	$3,374.7	$3,488.2	$2,519.1
Long-term debt, excluding current portion	$1,070.1	$1,152.0	$1,183.8	$1,014.8	$459.8
Contingency reserves, excluding current portion	$106.1	$135.1	$126.6	$128.8	$228.0
Stockholders' equity	$1,006.0	$1,080.9	$1,295.2	$1,360.0	$1,222.8

(1)
As of January 1, 2002, LP adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

ITEM 7.    Management's Discussion and Analysis

CRITICAL ACCOUNTING POLICIES

        Presented in Note 1 of the notes to financial statements in item 8 of this report is a discussion of our significant accounting policies. The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas. While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

        Inventory valuation.    We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $35.1 million higher if the LIFO inventories were valued at average cost.

        Timber and timberlands.    We use an accounting method for fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as costs of reforestation and forest management, are expensed as incurred. Additionally, included in the balance of timber and timberlands, are values allocated to Canadian forest licenses in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products (Evans). The allocations were based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition.

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

        Legal contingencies.    Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. With respect to OSB siding claims subject to our nationwide class action settlement, these judgments and assumptions relate to, among other things: the magnitude (in terms of both the number of claims and the square footage of damaged siding) of valid claims that were filed but had not been processed at December 31, 2002; the extent to which claims may be resolved through means other than those provided for in the settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. In making judgments and assumptions regarding legal contingencies for class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates, information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date, the experience of third parties who have been subject to product-related claims judged to be comparable and our potential ability to resolve claims for less than their calculated value under the applicable settlement Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

        Environmental contingencies.    Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions, the specific nature of which varies in light of the particular facts and circumstances surrounding each such contingency. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. In making these judgments and assumptions we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.

        Impairment of Long-Lived Assets.    We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S.A., requires us to make judgments, assumptions and estimates. In general, on assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

        When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value that is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated sales costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which can be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require a write down of such assets. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we may hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

        Goodwill.    As discussed in Note 1 of the Notes to the financial statements included in item 8 of this report, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, these indefinite life assets will be tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In testing for potential impairment, the estimated fair value of the reporting unit as determined based upon cash flow forecasts, is compared to the book value of the reporting unit. We also consider our market capitalization (as adjusted for unallocated assets and liabilities, such as cash and cash equivalents and debt) in determining the fair value. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

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

        Deferred Taxes.    We record deferred tax assets, including net operating loss and other carryover amounts, and deferred tax liabilities. The amounts that we record for these assets, including any related valuation allowances, and liabilities are based upon various judgments, assumptions and estimates, including judgments regarding the tax rates that will be applicable to the deferred tax amounts, the likelihood that we will generate sufficient taxable income or gain to utilize deferred tax assets prior to their expiration, potential future tax liability relating to audits by taxing authorities and the indefinite reinvestment of foreign earnings. Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets and liabilities, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

        Pension Plans.    Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S.A., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. The amount of the additional minimum pension liability, recorded in Accumulated Comprehensive Loss on our consolidated balance sheet, is based on an annual comparison of the accumulated benefit obligation to the market value of plan assets on our valuation date of October 31.

RESULTS OF OPERATIONS

        We lost $62.0 million ($0.59 per diluted share) in 2002, which was comprised of a loss of $21.5 million from continuing operations ($0.21 per diluted share), a loss of $36.7 million from discontinued operations ($0.35 per diluted share) and a cumulative effect of a change in accounting principle of $3.8 million ($0.03 per diluted share). This compares to a loss of $171.6 million ($1.64 per diluted share) in 2001, that was comprised of a loss of $135.4 million from continuing operations ($1.30 per diluted share) and a loss of $36.2 million from discontinued operations ($0.34 per diluted share). We lost $13.8 million in 2000 that was comprised of income of $6.6 million from continuing operations ($0.06 per diluted share) and a loss of $20.4 million from discontinued operations ($0.19 per diluted share).

        Sales in 2002 were $1.94 billion, an increase of 4% from 2001 sales of $1.87 billion. Sales in 2001 were 24% lower than 2000 sales of $2.47 billion.

        We continued to focus on our core businesses and on May 8, 2002, we announced that our board of directors had approved a plan to sell selected businesses and assets (divesture plan) in order to improve operating results and reduce our debt. As revised in September 2002, the plan involves divesting LP's U.S. plywood, industrial panels, fee timber and timberlands, wholesale and distribution businesses and certain lumber mills. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we are required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, we have classified our plywood mills, certain lumber mills, commodity industrial panel product mills and wholesale and distribution businesses as discontinued operations. Although we plan to divest our remaining fee timber assets not directly associated with these businesses, the operations associated with these assets are not reported as discontinued operations due to the nature of these assets. These assets are being shown as assets held for sale on our consolidated balance sheet. Additionally, as a result of the planned divestitures, we modified our segment reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        We operate in five segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products, Structural Framing Products and Pulp. OSB is the most significant segment, accounting for more than 35% of sales during 2002, 2001 and 2000. Our results of operations are discussed below for each of these segments separately as well as for the "other" category which comprises other products that are not individually significant. See Note 17 of the Notes to the financial statements included in item 8 of this report.

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

OSB

        Our OSB segment manufactures and distributes OSB structural panels.

				Increase (decrease)
Year Ended December 31,
	2002	2001	2000	2002-2001	2001-2000
	(In Millions)
Sales	$714.9	$727.1	$937.3	(2)%	(22)%
Operating profits	$60.3	$27.1	$227.8	123%	(88)%
Depreciation, amortization and cost of timber harvested	$74.2	$95.8	$91.4
	2002 versus 2001		2001 versus 2000
	Average Net Selling Price	Units Shipments	Average Net Selling Price	Unit Shipments
OSB	(2)%	—%	(19)%	(3)%

        For the last two years, OSB prices were lower than previous cycle average prices due to an imbalance between the supply and demand of OSB products. During 2001 and 2000, we and several of our competitors had announced plans to construct new OSB plants or expand existing facilities, which would have added significantly to industry capacity in the next few years. Several of these planned facilities, including two of our planned facilities, have been delayed or cancelled. The anticipation of this additional capacity, combined with a slow-down in the U.S. economy that was forecasted to slow the pace of future housing starts and, therefore, the demand for building products, drove down the average pricing for OSB in 2001. In 2002, pricing showed a slight decline due to the continued sluggish U.S. economy, however the supply and demand are becoming more in line and housing remained stronger than expected. OSB sales volume remained flat with 2001 and showed a decline in 2001 compared to 2000 due to our market related downtime taken in both 2002 and 2001.

        In 2002, the profitability of this segment improved significantly from 2001 primarily due to improvements in operating efficiencies, slight reductions in labor costs with raw materials costs consistent between years and the discontinuance of the amortization of goodwill ($18.3 million per year). In 2001, the profitability of this segment declined significantly from 2000 due to significant price declines, which resulted in a reduction in operating profits of over $200 million.

Composite Wood Products

        Our composite wood products segment produces and markets wood siding and related accessories, interior hardboard products and specialty OSB.

				Increase (decrease)
Year Ended December 31,
	2002	2001	2000	2002-2001	2001-2000
	(In Millions)
Sales	$395.8	$354.6	$301.6	12%	18%
Operating profits	$46.7	$27.0	$32.6	73%	(17)%
Depreciation, amortization and cost of timber harvested	$19.5	$23.1	$22.6
	2002 versus 2001		2001 versus 2000
	Average Net Selling Price	Units Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	—%	17%	2%	12%
Commodity OSB	(2)%	(19)%	(27)%	(11)%
Hardboard siding	—%	6%	(7)%	14%
Interior hardboard (tileboard)	(3)%	25%	1%	(16)%

        For both 2002 compared to 2001 and 2001 compared to 2000, the increase in sales volumes of our hardboard siding and our OSB-based exterior products was primarily due to capturing additional sales as a result of mill closures by a key competitor in March 2001. Sales prices remained flat with 2001after suffering a reduction in 2001. Additionally, in 2002, we saw significant increases in our penetration of the manufactured home sector as well as increases in the home center markets.

        For 2002 compared to 2001, our interior hardboard business increased sales volumes due to a significant new customer, however, due to increasing product substitutions our pricing declined. For 2001 compared to 2000, we saw a significant decline in sales volumes due to our East River, Nova Scotia facility producing a lower percentage of interior hardboard and a higher percentage of hardboard siding. This facility produces both interior and exterior hardboard products. This change in product mix resulted from higher demand for hardboard siding as well as increased product substitutions that reduced the demand for interior hardboard.

        During 2002, 2001 and 2000, one of our specialty OSB facilities also produced commodity OSB. This commodity OSB volume has declined over the last three years primarily due to increasing utilization of this facility to produce OSB-based specialty products. See the discussion in OSB above for a discussion of changes in commodity OSB pricing.

        Overall, the results of operations for our composite wood products segment for 2002 compared to 2001 improved primarily due to increased volumes in OSB-based and hardboard siding. Significant cost savings were realized in raw materials as market prices for logs dropped from prior year levels and, additionally, cost efficiencies were realized due to increased production volumes and reductions in utility costs. For 2001 as compared to 2000, profitability in this segment was negatively impacted due to lower pricing on commodity OSB products and increased energy costs.

Plastic Building Products

        Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking.

				Increase (decrease)
Year Ended December 31,
	2002	2001	2000	2002-2001	2001-2000
	(In Millions)
Sales	$152.0	$131.0	$128.9	16%	1%
Operating profits (losses)	$5.0	$(5.8)	$(6.0)	186%	3%
Depreciation, amortization and cost of timber harvested	$6.3	$5.1	$4.4
	2002 versus 2001		2001 versus 2000
	Average Net Selling Price	Units Shipments	Average Net Selling Price	Unit Shipments
Vinyl siding	3%	5%	(6)%	6%
Moulding	—%	7%	—%	—%
Decking	9%	195%	(13)%	69%

        For both 2002 and 2001, our vinyl siding operations showed growth in sales volumes due to several new products that were launched during the latter half of 2001. The sales prices for both 2002 and 2001, remained relatively stable for individual products; however, in total sales increased in 2002 and decreased in 2001 due to changes in the product mix sold.

        In 2002 as compared to 2001, our mouldings product line experienced growth in unit shipments due to increased penetration in home centers as well as increased overall market share. Sales prices remained relatively flat between periods. For 2001as compared to 2000, sales price and shipments remained flat.

        We continue to develop our composite decking business. We saw a significant increase in sales volumes in both 2002 compared to 2001 and 2001 compared to 2000. For 2002 as compared to 2001, prices increased due to the introduction of several new product lines, including railings. For 2001 as compared to 2000, we reduced selling prices to capture market share.

        For 2002 as compared to 2001, the results of operations of this segment improved due to cost efficiencies from increased production volumes in the vinyl siding and mouldings products. These improvements offset the continued losses in our composite decking business. For 2001 compared to 2000, the results of operations of this segment remained relatively flat with vinyl operations realizing significant improvements due to lower resin pricing, which was offset by the losses in the composite decking business.

Structural Framing Products

        Our structural framing products segment manufactures and distributes structural lumber and engineered wood products (EWP), including laminated veneer lumber (LVL) and I-Joists.

				Increase (decrease)
Year Ended December 31,
	2002	2001	2000	2002-2001	2001-2000
	(In Millions)
Sales	$590.5	$484.0	$539.1	22%	(10)%
Operating profits	$0.9	$(10.6)	$(26.4)	108%	60%
Depreciation, amortization and cost of timber harvested	$26.6	$27.1	$31.4
	2002 versus 2001		2001 versus 2000
	Average Net Selling Price	Units Shipments	Average Net Selling Price	Unit Shipments
LVL	(5)%	12%	(6)%	9%
I-joist	(5)%	22%	(4)%	3%
Lumber	1%	25%	(6)%	(2)%

        For both 2002 and 2001, we increased sales volumes of LVL and I-Joists due to increasing market share through the addition of several new customers. However, in both 2002 and 2001, pricing declined due to increased industry capacity for LVL and due to pricing pressure resulting from lower prices of competing lumber products that can substitute for I-Joists.

        Our lumber volumes increased during 2002 as compared to 2001 because we operated several of our mills in 2001 on curtailed schedules due to weak market conditions. Lumber prices increased slightly in 2002 from 2001 after declining in 2001 as compared to 2000 due to increased imports, primarily from Canada.

        For both 2002 and 2001, the results of operations of our structural framing products segment improved primarily due to a reduction in raw material costs (veneer, OSB and lumber costs for EWP) and increased manufacturing efficiencies. These reductions offset the impact of reduced pricing on LVL and I-Joists.

Pulp

        During 2002, we completed our exit of the pulp market. In October of 2002, we sold our remaining pulp mill. This mill had been indefinitely closed during 2001. During 2002, the results of this segment were primarily for the our ongoing fixed costs for security, property tax and similar expenditures at the Chetwynd mill as well as transportation costs to move logs located at this mill to another facility. During 2001, we transferred a controlling interest in our pulp facility in Samoa, California to a third party (see discussion in Potential Impairments below), thereby reducing our pulp volumes in 2001 compared to 2000. Pulp pricing declined 25% between 2001 and 2000 due to the reduced demand for pulp in the worldwide market.

        Our pulp products represented the majority of our export sales. Therefore, the changes in pulp sales were the primary reason for the decreases in 2002 and 2001 of our export sales. Information regarding our geographic segments and export sales are provided in Note 17 of the Notes to the financial statements included in Item 8 of this report.

Other Products

        Our other products category includes plywood and industrial panel mills closed prior to January 1, 2002, wood chips, our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested, our cellulose insulation operations (contributed to a joint venture in August 2000) and other minor products and services. Sales were significantly lower, with improved operating results in each of the last two years. For both 2002 and 2001, the reduction in sales and improvement in operating results was primarily attributable to the divestiture, contribution or closure of mills that were operating at losses and the sale of the Ireland operation that was unprofitable in 2001. Under SFAS No. 144, mills that were closed prior to January 1, 2002 that are included in the businesses that we are divesting are included in the "Other Products" category.

GENERAL CORPORATE AND OTHER EXPENSE, NET

        Net general corporate expense was $81 million in 2002 as compared to $86 million in 2001 and $99 million in 2000. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance and other expenses. The declines in both 2002 and 2001 are primarily related to a continuing focus on cost reduction, including the elimination of numerous mid- to upper-level management positions and reductions in outside professional fees, travel, marketing expenses and other discretionary expenses.

OTHER OPERATING CREDITS AND CHARGES, NET

        For a discussion of other operating credits and charges, net, refer to Notes 1 and 10 of the Notes to the financial statements included in item 8 of this report.

GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS

        For a discussion of gain (loss) on sales of and impairments of long-lived assets, refer to Notes 1 and 11 of the Notes to the financial statements included in item 8 of this report

INTEREST, NET

        In 2002, 2001 and 2000, net interest expense was $63.0 million, $59.8 million and $43.1 million. The increase in interest expense in 2002 over 2001 was due to the higher rate of interest associated with the 10.875% senior subordinated notes outstanding for all of 2002 but only five months of 2001. This increase was partially offset by lower interest rates on our variable rate debt and a lower average amount of outstanding debt. The increase in interest expense in 2001 over 2000 was due to a higher average level of debt outstanding throughout 2001 compared to 2000 to fund operations as well as increased interest rates due to the addition of our senior subordinated notes.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

        Over the last three years, we have entered into several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Slocan Forest Products Ltd. to build an OSB mill in British Columbia; and (3) a joint venture with Abitibi-Consolidated to build an I-joist facility in Quebec. Neither the venture with Slocan nor Abitibi has commenced operations as of December 31, 2002.

        In August 2000, together with Casella Waste Management Systems, Inc., we each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. Subsequent to the formation of GreenFiber, it recorded a restructuring charge related to the closure of duplicate facilities and other activities associated with streamlining the combined business. Our share of this restructuring charge in 2000 was $5.3 million ($3.3 million after taxes, or $.03 per diluted share). GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. The amortization of goodwill resulting from our 1997 purchase of the contributed assets is reflected in this line item in 2001 and 2000. Additionally, under SFAS No. 142, this goodwill ceased to be amortized as of January 2002. GreenFiber's operations improved significantly in 2002 and 2001 due to lower raw material costs. The elimination of goodwill amortization also impacted this line item in 2002.

DISCONTINUED OPERATIONS

        Included in discontinued operations for 2002, 2001 and 2000 are the results of the operations of mills that have been or are to be divested under our divesture plan. These operations include our U.S. plywood and industrial panels mills, selected lumber mills, wholesale operations and distribution centers. The results of operations for these locations are as follows:

				Increase (decrease)
Year Ended December 31,
	2002	2001	2000	2002-2001	2001-2000
	(In Millions)
Sales	$325.5	$442.1	$441.3	(26)%	—%
Operating profits (losses)	$(60.0)	$(59.3)	$(33.4)	(1)%	(78)%

        Overall, sales for these operations declined significantly in 2002 as compared to 2001. This decline is primarily related to timing on the sale, transfer or permanent closure of locations as well as lower sales prices of these commodity products. During 2002, we completed the exchange of our Texas and Louisiana plywood mills and a medium density fiberboard mill to Georgia-Pacific Corporation. We also completed the sale of a particleboard facility in California and the permanent closure of another particleboard facility in Texas.

        Included in the operating losses of discontinued operations for 2002, we recorded impairments charges of $31.9 million to reduce the carrying values of these assets to their estimated fair value less estimated cost to sell; a loss of $7.6 million related to severance costs associated with these facilities; a loss of $4.4 million associated with a curtailment of a defined benefit pension plan as a result of expected divestures; and a loss of $4.5 million on a long-term contract associated with one of our divested plywood facilities. Additionally, we recorded a gain of $5.3 million on the sale of our distribution centers; a gain of $4.0 million associated with insurance recoveries for incidents that occurred in prior years at several of the locations being sold; and a gain of $7.4 million resulting from the mark-to-market adjustment and the subsequent cancellation of energy contracts associated with a mill that is held for sale.

        Included in the operating losses of discontinued operations for 2001, we recorded impairment charges of $5.2 million to reduce the carrying values of these assets to their estimated fair value and $0.6 million of severance costs associated with these facilities. Additionally, we were required to record a mark-to-market adjustment on several energy contracts of $6.1 million, as future physical delivery of the energy was no longer deemed probable.

        Included in the operating losses of discontinued operations for 2000, we recorded impairment charges of $1.6 million to reduce the carrying value of these assets to their estimated fair value.

INCOME TAXES

        In total, we recorded a tax benefit of $21.5 million in 2002, $112.4 million in 2001 and $8.1million in 2000. In 2002, our effective tax rate differed from the statutory rate primarily due to revisions to estimates recorded in prior years for state income taxes and the effects of non-deductible foreign exchange gains and losses. For 2001, our effective rate approximated the statutory rate. For 2000, the effective tax rate differed from the statutory rate primarily due to the effects of non-deductible goodwill, reductions in prior year provisions due to closure of prior year tax audits and an increase in the valuation allowance related to foreign tax credits due to expectation of lower future tax liabilities to absorb the credits before they expire.

DEFINED BENEFIT PENSION PLANS

        We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting and Settlement and Curtailments of Defined Benefit Plans" and for Termination Benefits" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits". Our total defined benefit pension expense for 2002 was approximately $18.9 million, including a $4.4 million curtailment expense due to divestiture activity, compared to pension expense in 2001 of $14.6 million. We estimate that our defined benefit pension expense for 2003 will be approximately $15 million. That estimate assumes that we have no curtailment or settlement expenses in 2003. If a curtailment or settlement does occur in 2003, this estimate may change significantly. We contributed $27.1 million to our defined benefit pension plans in 2002 compared to $19.0 million in 2001. We estimate that we will contribute approximately $36 million to these plans in 2003. A significant actuarial loss exists at the 2002 year-end. The amortization of this unrecognized loss will make up approximately 30% of our 2003 pension expense.

        The calculation of this pension plan expense is based on several actuarial assumptions, although the two most significant assumptions are the long-term rate of return assumption and the discount rate assumption.

        We used a long-term rate of return assumption of 8.75% to calculate the 2002 pension expense and we will use an 8.5% rate for 2003. This assumption is based on information supplied by the outside investment manager of our U.S. plans regarding the expected rate of return of the portfolio of assets currently in the U.S. pension plans that make up approximately 89% of the total assets in all of our defined benefit plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. Additionally, to reduce the impact of market value fluctuations on the pension expense, we use an asset smoothing method that recognizes annual investment gains and losses over four years. A change of 0.5% in the long-term rate of return assumption would change our 2003 estimated pension expense by approximately $1 million.

        We used a discount rate assumption of 6.75% at October 31, 2002, which is the measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized rating agency as an indicator of potential settlement rates. Approximately 92% of our total benefit obligations are from U.S. pension plans. The rate from the October 31, 2001 measurement of 7.0% was used in the determination of pension expense for 2002, as required under U.S. accounting standards. A change of 0.5% in the discount rate assumption would change our 2003 estimated pension expense by approximately $1 million.

LEGAL AND ENVIRONMENTAL MATTERS

        For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3 in this report as well as Note 12 in the Notes to the financial statements included in item 8 of this report.

OSB Siding Litigation Update

        The following discussion should be read in conjunction with the discussion of our OSB siding litigation set forth in Note 12 of Item 8 of this report.

        Cumulative statistics as of the dates stated below under the National and Florida Settlements are as follows:

Year Ended:	December 31, 2002	December 31, 2001	December 31, 2000
Requests for claims	331,000	314,000	299,000
Completed claims received	213,000	201,000	192,000
Completed claims pending	16,000	27,000	21,000
Claims dismissed	39,000	35,000	34,000
Claims settled	158,000	139,000	137,000

        The average payment amount for settled claims as of December 31, 2002 and December 31, 2001 was approximately $3,500 and $3,800. Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund and Alternative Payment Program, the average payment amount for settled claims as of December 31, 2002 and December 31, 2001 was $5,100. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

Hardboard Siding Litigation Update

        The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 12 of Item 8 of this report.

        Cumulative statistics as of December 31, 2002 under hardboard settlements are as follows (information for prior years is not available):

December 31, 2002
Requests for claims	25,600
Completed claims received	13,200
Completed claims pending	2,000
Claims dismissed	3,900
Claims settled	7,300

The average payment amount for settled claims as of December 31, 2002 was approximately $1,500. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations was $89 million in 2002, $149 million in 2001 and $83 million in 2000. In 2002, the decline in cash provided from operations was due to the increase in cash outflows for litigation contingencies, including settlements under the alternative payment program (see Note 11 in the Notes to the financial statements included in item 8 of this report). In 2001, the increase in cash provided from operations resulted primarily from declines in inventories, a reduction in the cash outflows for litigation contingencies and income tax refunds received. We paid out $52 million in 2002, $36 million in 2001 and $162 million in 2000 related to litigation settlements.

        Net cash provided by our investing activities was $72 million in 2002, including $149 million associated with asset sales and $44 million used for the purchase of capital equipment at existing mills. The cash received from asset sales included $103 million related to the sale of various timber and timberlands and $46 million associated with the sale of an OSB mill located in Ireland, several distribution centers, two industrial panels facilities and several non-operating facilities and other equipment. In 2001, net cash used by our investing activities was $50 million, including $69 million used for the purchase of capital equipment at existing mills. Our capital expenditures were partially offset by $48 million received from the sale or transfer of assets including several sawmills, several non-operating facilities, a pulp mill and other equipment. Additionally, we acquired the assets and assumed an operating lease on a sawmill in Northern Idaho. Also, during 2001, we loaned Samoa Pacific Cellulose LLC (SPC) $15.1 million under a secured line of credit (see discussion at Note 14 included in the Notes to the financial statements included in item 8 of this report). Net cash used by investing activities was $261 million in 2000 and was primarily used for acquisitions of capital equipment to improve the efficiencies of existing mills. Additionally, we used $55 million to acquire selected assets of Sawyer Lumber Company and assets of Hoff Companies, Inc. We received proceeds of $21 million in 2000 from the sale of several sawmills, a veneer plant and various land sites. Capital expenditures for 2003 are estimated to be approximately $80 million focused on projects to reduce our energy, raw materials and resin costs.

        In 2002, net cash used in financing activities was $85 million compared to $76 million in 2001, and net cash provided by financing activities of $101 million in 2000. In 2002, we reduced our borrowings under our revolving line of credit by $40 million and repaid $33 million in long-term debt. In 2001, we reduced our borrowings under our revolving line of credit by $101 million; we borrowed $275 million in long-term debt and repaid $208 million primarily associated with a public debt offering and the repayment of a term loan with a group of banks. The public debt offering consisted of $200 million of 10.875% senior subordinated notes due in 2008 and was completed on August 13, 2001. In 2000, we borrowed $560 million in long-term debt and $107 million on our revolving line of credit and repaid $502 million primarily associated with a public debt offering and the repayment of bridge loans associated with 1999 acquisitions. The public debt offering consisted of $200 million of 8.875% senior notes due 2010 and $190 million of 8.50% senior notes due 2005 and was completed on August 18, 2000. Additional borrowings financed the acquisitions of selected assets of Sawyer Lumber Company and Hoff Companies, Inc. and payments under the Second Settlement Fund.

        We expect to be able to meet the future cash requirements of our existing businesses through cash from operations, existing cash balances, existing credit facilities and other capital resources. Cash and cash equivalents totaled $137 million at December 31, 2002, $62 million at December 31, 2001 and $38 million at December 31, 2000. Additionally, at December 31, 2002 and 2001, we had $48 million and $15 million in restricted cash, respectively. A portion of the restricted cash is required in connection with our lines of credit as discussed below.

        We have a $187 million secured revolving credit facility with a syndicate of banks. This facility expires in January 2004. At December 31, 2002, no borrowings and $84 million of outstanding letters of credit were outstanding under this facility (available credit at December 31, 2002 was $103 million). Borrowings under this agreement bear interest at LIBOR plus 3% or specified alternative rates selected by us. Fees associated with this revolving credit facility include a facility fee of .75% per annum on the amount by which the aggregate commitments of the lenders exceed the outstanding borrowings, plus upfront fees and expenses totaling $3.9 million, which are being amortized over the term of the agreement. These rates and fees may be adjusted according to a rate grid based upon our long-term debt ratings. Our ability to borrow under this facility is conditional upon the total amount of borrowings and letters of credit outstanding thereunder, after giving effect to any requested additional borrowings, not exceeding a specified borrowing base value of the collateral securing the obligations under the facility. This revolving credit facility contains three specific financial covenants (at December 31, 2002), as follows:

  •
  Minimum required Shareholder's Equity, as defined, of approximately $1 billion;

  •
  Maximum debt to capitalization ratio, as defined, of 50.0% and;

  •
  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDDA), as defined, in total for the prior four consecutive quarters of $120 million;

        The maximum debt to capitalization ratio will decrease and the minimum EBITDDA amounts will increase in future reporting periods. We are also prohibited from certain transactions, including paying cash dividends on or purchasing shares of our common stock.

        In August 2002, we amended the secured revolving credit facility to facilitate our divestiture and debt reduction plan. Among other things, this amendment replaces the former collateral coverage requirements with requirements relating to the maintenance of a "borrowing base" comprised of various potential classes of collateral and requires us to establish a restricted cash account. In general, all net after tax proceeds from the sales of assets are to be deposited to this account. Subject to specified limitations, funds in this account can be used to reduce debt (including contingency reserves), make capital expenditures and fund acquisitions. Prior to using these funds for capital expenditures, at least $150 million of debt must be repaid. After $150 million of debt is repaid, up to 50% of the funds can be used to make capital expenditures and after $200 million of debt is repaid, funds may also be used for acquisitions. In any case, uses of these funds are limited if we are not in compliance with the terms of the loan agreement.

        In February 2003, we amended the secured revolving credit facility to better reflect current operating results. This amendment extended the maturity date to July 2004, amended the minimum EBITDDA financial covenant for future reporting periods and amended other items.

        We entered into an accounts receivable secured revolving credit facility providing for up to $100 million of borrowing capacity as of December 31, 2002. At December 31, 2002, approximately $30 million was outstanding under this facility. The structure of this facility required us to create a wholly-owned, non-qualifying special purpose entity, which is consolidated in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This entity then borrows from a third party using receivables as collateral. The transaction is treated as a secured borrowing because the Company has the right to terminate early any borrowings outstanding, allowing us to retain effective control over the receivables. The pledged receivables outstanding and the corresponding debt are included as Accounts Receivable and Long-term Debt on the accompanying balance sheet. At December 31, 2002, borrowings under this facility bore interest at commercial paper rates plus .55%. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility.

        Additionally, we have a $25 million (Canadian) secured credit facility. As most recently extended, this facility expires February 27, 2004. This facility is secured by Canadian receivables and inventory. At December 31, 2002, no borrowings and $3.2 million (Canadian) in letters of credit were outstanding (available credit at December 31, 2002 was $21.8 million (Canadian)). Borrowings under this facility bear interest at LIBOR plus 3% or specified alternative rates selected by LPC. This interest rate may be adjusted according to a rate grid based upon our long-term debt ratings. Fees associated with this facility include a facility fee of .5% per annum on the amount by which the aggregate commitment of the lender exceeds the outstanding borrowings. The facility contains certain restrictive financial covenants, including a requirement that LPC maintain a minimum current ratio, as defined, of 1.15 to 1.0. Additionally, LP, as guarantor, must comply with covenants substantially similar to those contained in the $187 million credit facility discussed above.

        As of December 31, 2002, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtedness, see the information in Outlook: Issues and

Uncertainties, under the captions "Our substantial debt could have important consequences" and "The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings".

        Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $126 million at December 31, 2002, of which $20 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 11 to the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

        The table below summarizes our contractual obligations as of December 31, 2002 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	Dollars Amounts in Millions
Long-term debt	$1,105.4	$35.3	$235.6	$69.7	$764.8
Operating leases	59.3	9.1	16.9	12.4	20.9
Purchase obligations	41.1	9.2	14.5	9.3	8.1
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,205.8	$53.6	$267.0	$91.4	$793.8

DIVIDEND

        On November 5, 2001, we announced that our Board of Directors has suspended the quarterly cash dividend. Our revolving credit facility prohibits the payment of dividends until the agreement expires or its earlier termination.

POTENTIAL IMPAIRMENTS

        We have a continuing financial interest in SPC (see discussion at Note 15 of the Notes to the financial statements included in item 8 of this report) in the form of various classes of preferred equity interests and secured and unsecured receivables and retained inventory. Due to weak pulp markets, SPC has incurred substantial losses from operations and the loss of a major customer. During 2001, we wrote off our remaining investment in SPC except for balances that were partially or wholly secured by underlying collateral. Since we have a continuing interest in SPC, the receivable is shown on our balance sheet as the difference between the Assets transferred under contractual arrangement ($29.1 million) and the Liabilities transferred under contractual arrangement ($15.3 million). While we currently believe that the receivable from SPC is recoverable, management continues to closely monitor SPC's operating results and financial condition and it is possible that we may be required to record further impairment charges related to SPC in the future. At December 31, 2002, the $13.8 million balance of the receivable exceeded the book value of the underlying collateral by $9 million. The collectibility of the receivable is dependent on a recovery in the market for commodity pulp products. Although we believe that recovery in pulp pricing will ultimately occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become our liabilities. We have not recorded an accrual for these liabilities, as we do not believe it is probable that these liabilities will be incurred. However it is possible that we may be required to record such an accrual in the future.

        We continue to monitor several mills and projects for potential impairments. We currently believe we have adequate support for the carrying value of each of these mills and projects based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, if the markets for our products deteriorate from December 31, 2002 levels or we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

        See Note 1 for discussion of prospective accounting pronouncement in the Notes to the financial statements included in item 8 of this report.

OUTLOOK: ISSUES AND UNCERTAINTIES

        Management does not provide public forecasts of future financial performance. However, we do believe that based upon information available from industry sources that we should see improved business conditions over the next several years. Factors that support this view include a favorable interest rate environment, trend of increasing home ownership rates, steady growth of repair and remodeling and the demographics that support more housing and increased sizes. While management is optimistic about our long-term prospects, the following issues and uncertainties should be considered in evaluating our Company.

        Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial conditions and results of operations.    Our operating results reflect the general cyclical pattern of the building products industry. Many of our products, including OSB and lumber, are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our building products is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principle products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and our principal on our debt.

        We have a high degree of product concentration.    OSB accounted for over 35% of our revenues during fiscal 2002, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

        Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.    According to the Resource Information Systems, Inc (RISI), an industry trade association, total North American OSB annual production capacity increased by about 1 billion square feet in 2002 on a 3/8-inch equivalent basis and is projected to increase by approximately 5.8 billion square feet in the 2003 to 2007 period. RISI has projected that total North American demand for OSB will increase by about 6.5 billion square feet during the same 2003 to 2007 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.

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

        Our results of operations may be harmed by increases in raw material costs.    The most significant raw material used in our operations is wood fiber. We currently obtain more than 60% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resins, primarily petroleum products, as well as demand for resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flow.

        Our operations require substantial capital and our capital resources may not be adequate to provide for all of our cash requirements.    Our operations require substantial capital. Although we have invested significantly in the past, and believe that capital expenditures related to our facilities will be less in the foreseeable future, capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. Based on our current operations, we believe our cash flow from operations and other capital resources will be adequate to meet our operating needs, capital expenditures and other cash requirements for the foreseeable future. However, we cannot assure you that our capital resources will be adequate for these purposes. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow.

        We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.    Our businesses are subject to many environmental laws and regulations, particularly with respect to the restoration and reforestation of timberlands, discharges of pollutants and other emissions on or into land, water and air, and the disposal and remediation of hazardous substances or other contaminants. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

        We are involved in various environmental matters and legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties.    We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. At December 31, 2002, the estimated approved but unpaid claims under the settlement agreement relating to the class action settlement of our national OSB siding litigation, exceeded the sum of the then-current balance of the related settlement fund and our remaining mandatory contributions to the related settlement fund by approximately $60 million. Consequently, the actual costs we ultimately incur may vary significantly from the estimated costs reflected in our contingency reserves depending on our ability to settle these liabilities at discounted amounts. Moreover, we may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

        Our substantial debt could have important consequences.    As of December 31, 2002, we had consolidated debt of approximately $1.1 billion of which $354 million is secured by notes receivable.

This level of indebtedness which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonable terms, if at all; and (4) increase our vulnerability to adverse economic and industry conditions.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2002, a 100 basis point interest change would impact pre-tax net income and cash flows by $1.2 million annually. Based upon our indebtedness at December 31, 2002, the fixed and variable portions of our debt and the expected maturity dates are as follows:

				Expected maturity date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	Dollar Amounts In Millions
Long-term debt:
Fixed rate debt	$3.1	—	$189.6	$69.7	—	$726.1	$988.5	$1,052.2
Average interest rate	7.0%	—	8.5%	7.0%	—	8.6%	8.5%
Variable rate debt	$32.2	$38.0	$8.0	—	—	$38.7	$116.9	$116.9
Average interest rate	4.1%	1.6%	2.9%	—	—	2.6%	2.7%

        Additionally, we have long-term notes receivable that contain fixed interest rates. Based upon these notes at December 31, 2002, the fixed portion of our receivables and the expected maturity dates are as follows:

				Expected maturity date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	Dollar Amounts In Millions
Long-term receivables:
Fixed rate receivables	—	—	—	$70.8	—	$333.0	$403.8	$438.0
Average interest rate	—	—	—	6.8%	—	7.1%	7.0%

        Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of our indebtedness, we historically have not entered into material currency rate hedges with respect to our exposure from operations (although we may do so in the future). At December 31, 2002, we had outstanding foreign exchange contracts with notional amounts of $25 million (Canadian) to hedge firm and anticipated purchase commitments, debt payments and firm sales commitments denominated in foreign currencies.

        Most of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. Significant commodity products we sell include OSB and lumber. For OSB, with an annual capacity volume of 5.8 billion square feet (3/8" basis) or 5.0 billion square feet (7/16" basis), a $1 change in the annual average price on 7/16" basis would change annual pre-tax profits by approximately $5.0 million. For lumber, with an annual volume of 1.2 billion board feet, a $1 change in the annual average price would change annual pre-tax profits by $1.2 million.

        We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31
	2002	2001
	Dollar Amounts in Millions
ASSETS
Current assets:
Cash and cash equivalents	$137.3	$61.6
Receivables	99.3	155.0
Inventories	198.7	183.9
Prepaid expenses	11.3	19.1
Deferred income taxes	38.6	41.4
Current assets of discontinued operations	6.1	29.3

Total current assets	491.3	490.3

Timber and timberlands:
Forest licenses intangible assets	98.5	121.3
Deposits and others	20.3	30.3
Timber and timberlands, held for sale	377.5	411.5

Total timber and timberlands	496.3	563.1

Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	122.7	134.5
Buildings	249.3	292.3
Machinery and equipment	1,507.6	1,610.7
Construction in progress	37.2	52.6

	1,916.8	2,090.1
Accumulated depreciation	(1,006.6)	(1,034.2)

Net property, plant and equipment	910.2	1,055.9

Goodwill, net of amortization	276.7	281.9
Other intangible assets, net of amortization	26.1	31.5
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	29.1	29.1
Restricted cash	48.1	14.9
Other assets	66.4	66.0
Long-term assets of discontinued operations	25.1	77.5

Total assets	$2,773.1	$3,014.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$35.3	$37.7
Accounts payable and accrued liabilities	218.0	249.0
Current portion of contingency reserves	20.0	20.0

Total current liabilities	273.3	306.7

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other debt	673.6	755.5

Total long-term debt	1,070.1	1,152.0

Deferred income taxes	216.1	235.6
Contingency reserves, excluding current portion	106.1	135.1
Other long-term liabilities and minority interest	86.2	89.7
Liabilities transferred under contractual arrangement	15.3	14.0
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value, 200,000,000 shares authorized, 116,937,022 shares issued	117.0	117.0
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	446.7	440.8
Retained earnings	745.6	807.6
Treasury stock, 12,353,013 shares and 12,358,920 shares, at cost	(230.2)	(230.6)
Accumulated comprehensive income (loss)	(73.1)	(53.9)

Total stockholders' equity	1,006.0	1,080.9

Total liabilities and stockholders' equity	$2,773.1	$3,014.0

See Notes to Financial Statements.

Consolidated Statements of Income

	Year Ended December 31
	2002	2001	2000
	Dollar Amounts in Millions, Except Per Share
Net sales	$1,942.7	$1,868.7	$2,471.8
Operating costs and expenses:
Cost of sales	1,619.7	1,618.1	1,913.1
Depreciation and amortization	131.9	157.9	172.6
Cost of timber harvested	13.8	18.3	31.8
Selling and administrative	138.1	151.2	220.6
Other operating credits and charges, net	29.5	15.7	13.9
(Gain) loss on sale of and impairment of long-lived assets, net	(35.6)	37.4	56.9
Loss related to assets and liabilities transferred under contractual arrangement	—	42.5	—

Total operating costs and expenses	1,897.4	2,041.1	2,408.9

Income (loss) from operations	45.3	(172.4)	62.9

Non-operating income (expense):
Interest expense, net of capitalized interest	(95.8)	(93.1)	(81.0)
Interest income	32.8	33.3	37.9
Foreign exchange gains (losses)	(3.2)	2.4	(1.2)

Total non-operating income (expense)	(66.2)	(57.4)	(44.3)

Income (loss) from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliates	(20.9)	(229.8)	18.6
Provision (benefit) for income taxes	4.3	(89.3)	4.9
Minority interest in net income (loss) of consolidated subsidiaries	(0.9)	(5.1)	—
Equity in (earnings) loss of unconsolidated affiliates	(2.8)	—	7.1

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(21.5)	(135.4)	6.6

Income (loss) from discontinued operations	(60.0)	(59.3)	(33.4)
Income tax provision (benefit)	(23.3)	(23.1)	(13.0)

Income (loss) from discontinued operations	(36.7)	(36.2)	(20.4)

Income (loss) before cumulative effect of change in accounting principle	(58.2)	(171.6)	(13.8)
Cumulative effect of change in accounting principle, net of tax	(3.8)	—	—

Net income (loss)	$(62.0)	$(171.6)	$(13.8)

Income (loss) per share from continuing operations—basic and diluted	$(0.21)	$(1.30)	$0.06

Income (loss) per share from discontinued operations—basic and diluted	$(0.35)	$(0.34)	$(0.19)

Cumulative effect of change in accounting principle per share—basic and diluted	$(0.03)	—	—

Net income (loss) per share—basic and diluted	$(0.59)	$(1.64)	$(0.13)

Cash dividends per share of common stock	—	$0.24	$0.56

Average shares of common stock outstanding (millions) basic and diluted	104.6	104.4	104.1

See Notes to Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2002	2001	2000
	Dollar Amounts in Millions
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(62.0)	$(171.6)	$(13.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	157.6	195.2	235.5
Minority interest in net income (loss) of consolidated subsidiaries	(0.9)	(5.1)	—
Earnings of unconsolidated affiliates	(2.8)	—	7.1
Other operating credits and charges, net	30.8	19.1	20.5
(Gain) loss on sale of and impairment of long lived assets	(10.7)	44.8	65.1
Cumulative effect of change in accounting principle	6.3	—	—
Cash settlements of contingencies	(52.3)	(36.4)	(162.4)
Cash received related to settlement of contingencies	—	18.8	—
Loss on assets and liabilities transferred under contractual arrangement	—	42.5	—
Other adjustments	(0.1)	(0.5)	7.4
Decrease (increase) in receivables	50.0	62.3	(24.0)
Decrease (increase) in inventories	2.1	97.0	(37.4)
Decrease (increase) in prepaid expenses	7.6	1.6	(3.0)
Increase (decrease) in accounts payable and accrued liabilities	(20.4)	(41.4)	(0.4)
Increase (decrease) in income taxes payable	—	—	(8.3)
Increase (decrease) in deferred income taxes	(16.7)	(77.6)	(3.8)

Net cash provided by operating activities	88.5	148.7	82.5

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(44.3)	(69.2)	(187.7)
Timber and timberland additions	(1.2)	(5.5)	(32.6)
Proceeds from timber and timberlands sales	103.3	8.0	—
Proceeds from asset sales	45.8	17.1	20.5
(Increase) decrease in restricted cash from asset sales	(37.1)	—	—
Proceeds from transfer of assets and liabilities under contractual arrangement	—	22.4	—
Cash collected (loaned) under credit facility related to assets and liabilities transferred under contractual arrangement	1.3	(15.1)	—
Acquisitions	(3.3)	(6.9)	(54.7)
Other investing activities, net	7.2	(.4)	(6.6)

Net cash provided by (used in) investing activities	71.7	(49.6)	(261.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under revolving credit lines	(40.0)	(100.9)	107.4
Long-term borrowings	—	274.9	560.2
Repayment of long-term debt	(32.6)	(207.5)	(502.4)
Cash dividends	—	(25.1)	(58.3)
Purchase of treasury stock	—	—	(11.3)
Other financing activities, net	(11.9)	(17.0)	5.1

Net cash provided by (used in) financing activities	(84.5)	(75.6)	100.7

Net increase (decrease) in cash and cash equivalents	75.7	23.5	(77.9)
Cash and cash equivalents at beginning of year	61.6	38.1	116.0

Cash and cash equivalents at end of year	$137.3	$61.6	$38.1

See Notes to Financial Statements.

Consolidated Statements of Stockholders' Equity
Dollar and Share Amounts in Millions, Except Per Share Amounts

	Common Stock		Treasury Stock
					Additional Paid In Capital	Retained Earnings	Loans to ESOTs	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 1999	116.9	$117.0	12.0	$(228.3)	$445.4	$1,076.4	$(6.9)	$(43.6)	$1,360.0
Net income (loss)	—	—	—	—	—	(13.8)	—	—	(13.8)
Cash dividends, $0.56 per share	—	—	—	—	—	(58.3)	—	—	(58.3)
Issuance of shares for employee stock plans and for other purposes	—	—	(0.3)	4.5	(5.2)	—	—	—	(0.7)
Purchase of treasury stock	—	—	0.9	(11.3)	—	—	—	—	(11.3)
Employee Stock Ownership Trust contribution	—	—	—	—	—	—	6.9	—	6.9
Other comprehensive income	—	—	—	—	—	—	—	12.4	12.4

BALANCE AS OF DECEMBER 31, 2000	116.9	117.0	12.6	(235.1)	440.2	1,004.3	—	(31.2)	1,295.2

Net income (loss)	—	—	—	—	—	(171.6)	—	—	(171.6)
Cash dividends, $0.24 per share	—	—	—	—	—	(25.0)	—	—	(25.0)
Issuance of shares for employee stock plans and for other purposes	—	—	(0.2)	4.5	0.6	—	—	—	5.1
Other comprehensive loss	—	—	—	—	—	—	—	(22.7)	(22.7)

BALANCE AS OF DECEMBER 31, 2001	116.9	117.0	12.4	(230.6)	440.8	807.6	—	(53.9)	$1,080.9

Net income (loss)	—	—	—	—	—	(62.0)	—	—	(62.0)
Issuance of shares for employee stock plans and for other purposes, and other items	—	—	—	.4	5.9	—	—	—	6.3
Other comprehensive loss	—	—	—	—	—	—	—	(19.2)	(19.2)

BALANCE AS OF DECEMBER 31, 2002	116.9	$117.0	12.4	$(230.2)	$446.7	$745.6	$—	$(73.1)	$1,006.0

See Notes to Financial Statements.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature Of Operations

        Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada and Chile through foreign subsidiaries and joint ventures. The principal customers for the Company's building products are retail home centers, builders, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia, Europe and South America.

        During 2001 and 2002, LP transferred ownership or sold its pulp operations. Prior to the completion of these divestures, LP marketed and manufactured pulp. The principle customers for its pulp products were brokers in Asia and Europe, with minor sales occurring in North America.

        On May 8, 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets (divesture plan) in order to focus operations in selected business segments and to significantly reduce LP's debt. As revised in September 2002, the plan involves divesting LP's plywood, industrial panels, fee timber and timberlands, wholesale and distribution businesses and certain lumber mills.

        See Note 17 below for further information regarding LP's products and segments.

Use Of Estimates In The Preparation Of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in the Notes entitled "Income Taxes," "Retirement Plans and Postretirement Benefits," "Stockholders' Equity," "Other Operating Credits and Charges, Net," "Gain (Loss) on Sale of and Impairment of Long-Lived Assets" and "Contingencies".

Consolidation

        The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Intercompany transactions and accounts are eliminated in consolidation. Investments in affiliates, owned 20% to 50% inclusive, are accounted for under the equity method. LP's share of earnings of such investments is shown in the income statement under the heading "Equity in (earnings) loss of unconsolidated affiliates".

Earnings Per Share

        Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding plus the effects of in-the-money outstanding stock options, computed under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) be excluded from the calculation of diluted earnings per share for the years in which losses are reported because the effect is anti-dilutive. As of December 31, 2002 and 2001, LP had 6,840,000 and 5,268,000 shares and stock options outstanding that were considered anti-dilutive for purpose of LP's earnings per share calculation.

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

Inventory

        Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work-in-process is not material):

December 31	2002	2001
	Dollar Amounts in Millions
Logs	$73.4	$60.5
Other raw materials	33.4	31.1
Finished products	111.4	108.5
Supplies	15.6	16.6
LIFO reserve	(35.1)	(32.8)

Total	$198.7	$183.9

Inventory included in current assets of discontinued operations
Logs	$1.2	$8.0
Other raw materials	.7	2.4
Finished products	3.3	18.8
Supplies	.9	2.1
LIFO reserve	—	(2.0)

Total	$6.1	$29.3

        A reduction in LIFO inventories in 2001 and 2000 resulted in a reduction of cost of sales of $5.7 million and $12.9 million. A reduction in LIFO inventories in 2002 included in current assets of discontinued operations resulted in a reduction to cost of sales included in income (loss) from discontinued operations of $2.0 million.

Timber And Timberlands

        LP follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Cost of timber harvested also includes the amortization of the timber licenses.

Property, Plant And Equipment

        LP principally uses the units of production method of depreciation for machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line lives for the principal classes of property range from three to twenty years.

        Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

        LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2002, 2001, and 2000 was $0.1 million, $1.1 million and $1.1 million.

Asset Impairments

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future net cash flows from the use and eventual disposition of the asset. These undiscounted cash flows are based upon management's estimate of future cash inflows and outflows. The key assumptions in estimating these cash flows are future pricing of commodity products and future estimates of expenses to be incurred. When impairment is indicated, the book values of the assets are written down to their estimated fair value. See Note 11 for a discussion of charges in 2002, 2001, and 2000 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales price less cost to sell.

Deferred Income Taxes

        Deferred income taxes, reflecting the impact of temporary differences between assets and liabilities recognized for financial reporting and tax purposes, are based upon tax laws enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 6 for further discussion of deferred taxes.

Stock-Based Compensation

        Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. See Note 8 for further discussion of LP's stock plans. The following table illustrates the effect on net income (loss) and loss per share if LP had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions, Except Per Share
Net income (loss), as reported	$(62.0)	$(171.6)	$(13.8)
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	2.2	0.5	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.6)	(4.2)	(4.4)

Pro forma net income (loss)	$(64.4)	$(175.3)	$(18.1)

Net income (loss) per share—basic and diluted, as reported	$(0.59)	$(1.64)	$(0.13)

Net income (loss) per share—basic and diluted, pro forma	$(0.62)	$(1.68)	$(0.17)

Derivative Financial Instruments

        To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments. LP has established procedures for risk assessment and approving, reporting and monitoring of derivative financial instrument activities. Gains and losses on forward exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on the hedged transactions are recorded in the income statement. In general, LP does not utilize financial instruments for trading or speculative purposes.

        In 2001 and 2002, LP utilized forward purchase contracts in the normal course of its operations as a means of managing price risks on the purchase of energy. These contracts generally met the definition of "normal purchases" under SFAS No. 133, as amended, and were therefore not required to be recorded at fair value. However, in the event that a contract did not meet the definition of a "normal purchase" as a result of LP's inability to use all of the energy under the contract, LP recorded such contracts at the estimated fair value with the corresponding gain or loss recorded in Cost of Sales (which resulted in a loss of $3.3 million for the year ended December 31, 2001). In the event that a contract did not meet the definition of a "normal purchase" as a result of unforeseen circumstances outside of LP's control, LP recorded such contracts at fair value with the corresponding gain or loss recorded in Other Operating Credits and Charges, net (which resulted in a loss of $6.1 million for the year ended December 31, 2001). These contracts were subsequently cancelled in 2002 and LP recorded a gain of $7.4 million for the year ended December 31, 2002. All of these charges are included in LP's loss from discontinued operations as they are associated with a mill that is currently held for sale.

        U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc., (accounted for under the equity method of accounting) entered into a swap contract for purchase of raw material inventory. As of December 31, 2002, GreenFiber recognized $2 million in other comprehensive income to adjust these contracts to fair market value, and accordingly, LP recorded its share ($1 million) in LP's other comprehensive income.

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

Goodwill

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer being amortized. However, these indefinite life assets will be tested for impairment on an annual basis, and when indicators of impairment are determined to exist, by applying a fair value based test. Also, under this statement, goodwill associated with an equity method investee should cease to be amortized, however the impairment of this investment (including goodwill) should be evaluated based upon Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock" which requires the investment (including goodwill) to be evaluated for impairment when factors indicate an impairment may exist. SFAS 142 was effective for LP beginning January 1, 2002. See Note 4 for discussion of the impact of LP's adoption of this statement. LP will perform the annual impairment test as of October 1 each year. LP completed testing on all reporting units as of October 1, 2002 and determined that no impairment charges were required with respect to reported goodwill as of that date.

        The following table sets forth the effects of goodwill amortization on net income (loss) and net income (loss) per share assuming that SFAS 142 was effective for LP for 2001 and 2000.

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions, Except Per Share
Net income (loss), as reported	$(62.0)	$(171.6)	$(13.8)
Add: Goodwill amortization	—	27.5	26.9

Adjusted net income (loss)	$(62.0)	$(144.1)	$13.1

Net income (loss) per share—basic and diluted, as reported	$(0.59)	$(1.64)	$(0.13)

Net income (loss) per share—basic and diluted, adjusted	$(0.59)	$(1.38)	$0.13

Notes Receivable From Asset Sales

        Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP's limited recourse notes payable (see Note 7). LP monitors the collectibility of these notes on a regular basis.

	Interest Rate at Dec. 31,	December 31,
	2002	2002	2001
	Dollar Amounts in Millions
Notes Receivable (unsecured), maturing 2008-2012, interest rates fixed	5.6-7.5%	$49.9	$49.9
Notes Receivable (secured by timber and timberlands), maturing 2006-2018, interest rates fixed	6.8-7.3%	353.9	353.9

		$403.8	$403.8

        The weighted average interest rate for all long-term notes receivable at December 31, 2002 and 2001 was approximately 7.0 percent. Long-term receivables at December 31, 2002 mature as follows:

Year Ended December 31
Dollar Amounts in Millions
2003	$—
2004	—
2005	—
2006	70.8
2007	—
2008 and after	333.0

Total	$403.8

        LP estimates the fair value of these notes at December 31, 2002 and 2001 was approximately $438 million and $392 million, respectively.

Restricted Cash

        In accordance with LP's credit facilities, discussed at Note 7, LP was required to establish restricted cash accounts. In general, all net after tax proceeds from the sales of assets are to be deposited to this account. Cash can be used from this account as specified under the agreement. Additionally, LP maintains other restricted cash accounts as compensating balances associated with various other agreements.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss), cumulative translation adjustments, gain (loss) on certain derivative instruments and additional minimum pension liability adjustments.

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Net income (loss)	$(62.0)	$(171.6)	$(13.8)
Foreign currency translation adjustments	(5.0)	(0.1)	1.5
Minimum pension liability adjustment	(15.2)	(22.6)	10.9
Net gain on derivative instruments designated and qualifying as cash flow hedge instrument	1.0	—	—

Comprehensive income (loss)	$(81.2)	$(194.3)	$(1.4)

Revenue Recognition

        Revenue is primarily recognized when customers receive products and title has passed. The following criteria establish these facts; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

Non-Cash Transactions

        During 2000, LP and Casella Waste Systems, Inc. contributed most of the assets of their respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. LP's contribution, which was transferred at book value (excluding goodwill), was approximately $28 million. See Note 5 for discussion of goodwill associated with these assets. LP accounts for GreenFiber under the equity method of accounting.

        During 2002, LP completed the exchange of its Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia-Pacific Corporation in exchange for Georgia-Pacific's oriented strand board (OSB) mill in Woodland, Maine. The book value of the assets exchanged was approximately $10 million. The transaction was accounted for as a nonmonetary exchange and no gain or loss was recognized on the transaction.

        During 2002, LP completed the sale of its Chetwynd, British Columbia pulp mill for a nominal amount. As a result of this transaction, LP reduced its assets by $10.0 million and its liabilities by $9.2 million.

Other Operating Credits And Charges, net

        LP classifies significant amounts that management considers to be unrelated to core operating activities as Other Operating Credits and Charges, Net in the income statement. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations but does not include gains (losses) on sales of and impairments of long-lived assets. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management's judgment. See Note 10 for a discussion of specific amounts in 2002, 2001, and 2000.

Prospective Accounting Pronouncements

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. LP adopted this standard as of October 1, 2002 and will apply it to debt extinguishments associated with its divestiture and debt reduction plan.

        In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the financial accounting and reporting issues associated with exit and disposal activities. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. The impact of this statement on LP will depend on what, if any, exit or disposal activities LP initiates after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation addresses the disclosures required to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation was effective for disclosure purposes as of December 31, 2002 and the recognition provisions are effective for all guarantees issued or modified after December 31, 2002. As of December 31, 2002, LP had no material guarantees for disclosure purposes.

        In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". This statement addresses the alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. As noted above, LP will continue to account for its stock options and other stock-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. This statement also amends the financial disclosure requirement in both annual and interim reporting. LP adopted the disclosure requirements as of December 31, 2002.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. As a result of LP's divestiture plan announcement in 2002, LP's previously reported consolidated financial statements have been restated to present the operations to be divested as discontinued operations separate from continuing operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Additionally, as a result of the divestiture plan, LP modified its segment reporting under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information."

2.    RECEIVABLES

December 31	2002	2001
	Dollar Amounts in Millions
Trade receivables	$76.5	$99.6
Income tax receivables	6.2	37.6
Interest receivables	3.2	5.0
Other receivables	15.7	16.0
Allowance for doubtful accounts	(2.3)	(3.2)

	$99.3	$155.0

3.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

December 31	2002	2001
	Dollar Amounts in Millions
Accounts payable	$123.9	$144.1
Salaries and wages payable	26.2	30.5
Taxes other than income taxes	8.7	9.8
Workers' compensation	13.3	13.8
Other accrued liabilities	45.9	50.8

	$218.0	$249.0

4.    GOODWILL

        Goodwill by operating segment is as follows:

	OSB	Composite Wood Products	Plastic Building Products	Structural Framing Products	Total
	Dollar Amounts in Millions
Balance as of December 31, 2001	$232.5	$32.5	$10.6	$6.3	$281.9
Goodwill acquired during the year	—	1.1	—	—	1.1
Impairment losses	—	—	—	(6.3)	(6.3)

Balance as of December 31, 2002	$232.5	$33.6	$10.6	—	$276.7

        As part of the initial impairment test required under SFAS 142, LP determined that $6.3 million of goodwill recorded in the Engineered Wood Products reporting unit (Structural Framing Products segment) was impaired as of January 1, 2002 based upon the net present value of estimated future cash flows. The resulting charge was recorded as a "cumulative effect of change in accounting principle, net of taxes" as of January 1, 2002.

        During 2002, LP purchased the 17.5% minority interest in its joint venture in Chile for $3.3 million. This venture, which is now substantially owned by LP, operates a specialty oriented strand board (OSB) plant located in the Municipality of Panguipulli, Chile. The purchase price was allocated to the fair market value of the venture's net assets with the remaining $1.1 million allocated to goodwill. This goodwill is included in the Composite Wood Products segment.

5.    INTANGIBLE ASSETS

        LP has recorded intangible assets (other than goodwill) in its Consolidated Balance Sheets, as follows:

December 31	2002	2001
	Dollar Amounts in Millions
Forest licenses (recorded as part of Timber and Timberlands)	$98.5	$121.3
Goodwill associated with equity investment in GreenFiber	16.6	16.6
SFAS No. 87 pension intangible asset	9.0	14.2
Other	0.5	0.7

Total other intangible assets	26.1	31.5
Total intangible assets	$124.6	$152.8

        Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the date of acquisition). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the original life of the license. Activity during 2002 was as follows:

	OSB	Structural Framing Products	Total
	Dollar Amounts in Millions
Balance as of December 31, 2001	$104.5	$16.8	$121.3
Amortization during the year	(3.8)	(1.0)	(4.8)
Impairment losses	(18.0)	—	(18.0)

Balance as of December 31, 2002	$82.7	$15.8	$98.5

        During 2002, LP recorded impairment losses of $14.5 million related to a timber license associated with an OSB project in Quebec that LP has cancelled and $3.5 million associated with timber licenses associated with a sawmill located in Quebec due to the reduction in the harvestable timber under this license. These impairment losses are recorded as part of the gain (loss) on sale of and impairment of long-lived assets which are recorded outside of the operating profits from the specific segment. See Note 11 for further discussion of impairments.

        Annual estimated amortization for each of the next five years is $4.8 million per year.

        Additionally, LP has goodwill of $16.6 million related to goodwill associated with GreenFiber, an equity method investee.

        See Note 8 for discussion of the SFAS No. 87, "Employers Accounting for Pension" intangible asset.

6.    INCOME TAXES

        Income (loss) before taxes was taxed in domestic and foreign jurisdictions, as follows:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Domestic	$7.0	$(271.4)	$(45.0)
Foreign	(90.5)	(12.6)	23.1

	$(83.5)	$(284.0)	$(21.9)

        Income (loss) before taxes is reflected in the Consolidated Statements of Income as follows:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Income (loss) from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	$(20.9)	$(229.8)	$18.6
Minority interest in net income (loss) of consolidated subsidiary	(0.9)	(5.1)	—
Equity in (income) loss of unconsolidated affiliates	(2.8)	—	7.1
Income (loss) from continuing operations	(17.2)	(224.7)	11.5
Income (loss) from discontinued operations	(60.0)	(59.3)	(33.4)
Cumulative effect of change in accounting principle	(6.3)	—	—

	$(83.5)	$(284.0)	$(21.9)

        Provision (benefit) for income taxes includes the following:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Current tax provision (benefit):
U.S. federal	$(4.2)	$(31.8)	$(22.4)
State and local	0.7	(2.2)	(5.9)
Foreign	11.2	(3.3)	18.5

Net current tax provision (benefit)	7.7	(37.3)	(9.8)

Deferred tax provision (benefit):
U.S. federal	(5.1)	(54.5)	4.6
State and local	(0.5)	(9.4)	0.5
Foreign	(23.6)	(11.2)	(3.4)

Net deferred tax provision (benefit)	(29.2)	(75.1)	1.7

Income tax provision (benefit)	$(21.5)	$(112.4)	$(8.1)

        The income tax provision (benefit) has been allocated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and has been recorded in the financial statements as follows:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Continuing operations	$4.3	$(89.3)	$4.9
Discontinued operations	(23.3)	(23.1)	(13.0)
Cumulative effect of accounting change	(2.5)	—	—

Total income tax provision (benefit)	$(21.5)	$(112.4)	$(8.1)

        Income tax paid (received) during 2002, 2001, and 2000 was $(41.6) million, $(85.6) million and $95.3 million.

        The income tax effects of LP's share of the income or loss of GreenFiber in 2002, 2001 and 2000 are recorded in the line item "Provision (benefit) for income taxes" in LP's consolidated income statement, while LP's share of the pre-tax income (loss) is recorded in the line item "Equity in earnings (loss) of unconsolidated affiliate."

        The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

December 31	2002	2001
	Dollar Amounts in Millions
Property, plant and equipment	$102.0	$109.1
Timber and timberlands	136.0	152.2
Inventories	(6.1)	(4.6)
Accrued liabilities	(79.7)	(97.4)
Contingency reserves	(10.6)	(24.0)
Benefit of capital loss and NOL carryovers	(156.8)	(79.6)
Benefit of foreign ITC carryover	(5.4)	(7.4)
Benefit of state tax credit carryover	(2.0)	—
Benefit of U.S. alternative minimum tax credit	—	(18.3)
Installment sale gain deferral	147.0	147.7
Tax on undistributed foreign income	38.8	21.3
Foreign exchange losses	(10.2)	(15.6)
Other	11.3	(2.4)
Valuation allowance	13.2	13.2

Net deferred tax liability	177.5	194.2
Net current deferred tax assets	(38.6)	(41.4)

Net non-current deferred tax liabilities	$216.1	$235.6

        A subsidiary of LP, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$15 million (Canadian dollars). These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$13 million in 2004 and C$2 million in 2005. The $157 million of capital loss and net operating loss (NOL) carryover amount included in the above table consists of $122 million of federal NOL carryovers, of which $42 million will expire in 2021 and $80 million will expire in 2022;

$22 million of state NOL carryovers and credits, net of federal tax, which will expire in various years through 2022; $1 million of Canadian NOL carryovers which will expire in 2005; and $12 million of Canadian capital loss carryovers which may be carried forward indefinitely. LP has recorded a valuation allowance against the entire Canadian capital loss carryover amount.

        U.S. taxes have not been provided on foreign subsidiaries' earnings of approximately $40.1 million which are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical.

        The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

Year Ended December 31	2002	2001	2000
Federal tax rate	(35)%	(35)%	(35)%
State and local income taxes	(1)	(4)	(9)
Nondeductible goodwill amortization	—	3	41
Revisions to estimates recorded in prior years	5	—	(67)
Effect of foreign exchange gain (loss)	3	(3)	—
Change in valuation reserve	—	—	29
Other, net	2	—	4

	(26)%	(39)%	(37)%

7.    LONG-TERM DEBT

		December 31,
	Interest Rate at Dec. 31, 2002
		2002	2001
	Dollar Amounts in Millions
Debentures:
Senior notes, maturing 2005, interest rates fixed	8.5%	$189.6	$189.5
Senior notes, maturing 2010, interest rates fixed	8.875	199.3	199.2
Senior subordinated notes, maturing 2008, interest rates fixed	10.875	200.0	200.0
Bank credit facilities:
Revolving credit facility, expiring in 2004, interest rate variable		—	—
Chilean revolving credit facility, expiring in 2005, interest rate variable	2.93	8.0	6.5
Canadian revolving credit facility, expiring in 2002, interest rates variable		—	—
Accounts receivable securitization, expiring in 2004, interest rate variable	1.57	30.0	70.0
Limited recourse notes payable:
Senior notes, payable 2008-2012, interest rates fixed	7.1 - 7.5	47.9	47.9
Senior notes, payable 2006-2018, interest rates fixed	6.8 - 7.3	348.6	348.6
Project bank financing:
Waterford, Ireland, OSB plant, payable in Irish pounds through 2002, interest rate variable	4.25	—	5.0
Project revenue bond financings, payable through 2022, interest rates variable	1.5 - 7.0	33.9	42.8
Other financings:
Notes payable to former Forex shareholders, payable in Canadian dollars annually through 2003, interest rate variable	4.1	32.2	63.6
Other, interest rates vary		15.9	16.6

Total		1,105.4	1,189.7
Current portion		(35.3)	(37.7)

Net long-term debt		$1,070.1	$1,152.0

        LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimates the limited recourse notes payable have a fair value of approximately $429 million and $378 million at December 31, 2002 and 2001. LP estimates the Senior notes maturing in 2005 and 2010 have a fair market value of $196.2 million and $214.0 million at December 31, 2002 and $188.1 million and $198.0 million at December 31, 2001 based upon market quotes. LP estimates the Senior subordinated notes have a fair market value of $213 million and $197 million at December 31, 2002 and December 31, 2001 based upon market quotes.

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

        LP issued $348.6 million of senior debt in June 1998 in a private placement to institutional investors. The notes mature in principal amounts of $69.7 million in 2006, $53.5 million in 2008, $113.4 million in 2010, $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $353.9 million of notes receivable from Simpson Timber Company. Pursuant to the terms of the notes payable, in the event of a default by Simpson, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.

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

        In December 2000, LP Chile entered into a five-year term credit facility with a Chilean bank. The facility is for an amount up to $10 million. At December 31, 2002, $8.0 million in borrowings were outstanding. The facility bears interest at LIBOR plus .9%. The proceeds from the facility will be used to fund working capital of an OSB plant in Chile. Borrowings under the facility are secured.

        In November 2001, LP entered into a $190 million secured revolving credit facility ($187 million as of December 31, 2002) with a syndicate of banks. This facility expires in January 2004. At December 31, 2002, no borrowings and $84 million of outstanding letters of credit were outstanding under this facility (available credit at December 31, 2002 was $103 million). Borrowings under this agreement bear interest at LIBOR plus 3% or specified alternative rates selected by LP. Fees associated with this revolving credit facility include a facility fee of .75% per annum on the amount by which the aggregate commitments of the lenders exceed the outstanding borrowings, plus upfront fees and expenses totaling $3.9 million, which are being amortized over the term of the agreement. These rates and fees may be adjusted according to a rate grid based upon LP's long-term debt ratings. LP's ability to borrow under this facility is conditional upon the total amount of borrowings and letters of credit outstanding thereunder, after giving effect to any requested additional borrowings, not exceeding a specified borrowing base value of the collateral securing the obligations under the facility. This revolving credit facility contains three specific financial covenants (at December 31, 2002), as follows:

  •
  Minimum required Shareholder's Equity, as defined, of approximately $1 billion;

  •
  Maximum debt to capitalization ratio, as defined, of 50.0% and;

  •
  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, in total for the prior four consecutive quarters of $120 million;

        The maximum debt to capitalization ratio will decrease and the minimum EBITDA amounts will increase in future reporting periods. LP is also prohibited from certain transactions, including paying cash dividends on or purchasing shares of LP's common stock.

        In August 2002, LP amended the secured revolving credit facility to facilitate the divestiture plan. Among other things, this amendment replaced the former collateral coverage requirements with requirements relating to the maintenance of a "borrowing base" comprised of various potential classes of collateral and required LP to establish a restricted cash account. In general, all net after tax proceeds from the sales of assets are to be deposited to this account. Subject to specified limitations, funds in this account can be used to reduce debt (including contingency reserves), make capital expenditures and fund acquisitions. Prior to using these funds for capital expenditures, at least $150 million of debt must be repaid. After $150 million of debt is repaid, up to 50% of the funds can be used to make capital expenditures and after $200 million of debt is repaid, funds may also be used for acquisitions. In any case, use of these funds are limited if LP is not in compliance with the terms of the loan agreement.

        In November 2001, LP entered into an accounts receivable secured revolving credit facility providing for up to $100 million at December 31, 2002 of borrowing capacity. At December 31, 2002, approximately $30 million was outstanding under this facility. The structure of this facility required LP to create a wholly-owned nonqualifying special purpose entity, which is consolidated in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This entity purchases accounts receivable from LP and then borrows from a third party using the receivables as collateral. The transaction is treated as a secured borrowing because the Company has the right to terminate early any borrowings outstanding, allowing LP to retain effective control over the receivables. The pledged receivables outstanding and the corresponding debt are included as Receivables and Long-term Debt on the accompanying balance sheet. At December 31, 2002, borrowings under this facility bore interest at commercial paper rates plus .55%. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The facility contains a provision under which specified downgrades of LP's long-term unsecured senior debt rating could cause an amortization event under this facility.

        In December 2001, LPC entered into a C$25 million secured credit facility. This facility is secured by Canadian receivables and inventory. At December 31, 2002, no borrowings and C$3.2 million in letters of credit were outstanding (available credit at December 31, 2002 was C$21.8 million). Borrowings under this facility bear interest at LIBOR plus 3% or specified alternative rates selected by LPC. This interest rate may be adjusted according to a rate grid based upon LP's long-term debt ratings. Fees associated with this facility include a facility fee of .5% per annum on the amount by which the aggregate commitment of the lender exceeds the outstanding borrowings. The facility contains certain restrictive financial covenants, including a requirement that LPC maintain a minimum current ratio, as defined, of 1.15 to 1.0. Additionally, LP, as guarantor, must comply with covenants substantially similar to those contained in the $187 million credit facility discussed above.

        In connection with the unsecured installment notes payable by LPC to former Forex shareholders, LP entered into a standby purchase and note support agreement with two banks. LP would become obligated to purchase the installment notes from the two banks upon the occurrence of a payment default under the installment notes or upon the occurrence of specified events of default that are generally comparable to those applicable to the $187 million credit facility described above. This contingent purchase obligation is secured by LP's inventories held in the U.S.

        LP has entered into forward contracts for the purchase of Canadian dollars to hedge fifty percent of LP's exposure to the Canadian currency for the notes payable to former Forex shareholders. These forward contracts, which are recorded at fair value of $1.3 million at December 31, 2002, are included in Other assets on the consolidated balance sheet. The payment terms of the forward contracts are the same as the related debt. Counterparties to the hedge agreements are major financial institutions who also participate in LP's bank credit facilities. Credit loss from counterparty nonperformance is not anticipated.

        The weighted average interest rate for all long-term debt at December 31, 2002 and 2001 was approximately 7.9 percent and 7.4 percent. Required repayment of principal for long-term debt is as follows:

Year Ended December 31
2003	$35.3
2004	38.0
2005	197.6
2006	69.7
2007	—
2008 and after	764.8

Total	$1,105.4

        Cash paid during 2002, 2001, and 2000 for interest (net of capitalized interest) was $100.1 million, $90.5 million and $67.4 million.

8.    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

        LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Vesting generally occurs after 3 to 5 years of service. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP's plans. LP contributes to multiple employer and multiemployer plans for certain employees covered by collective bargaining agreements.

Defined Benefit Plans

        Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging up to 20 years. Beginning in 2000, benefit accruals under the most significant plan, which accounts for approximately 89% of the assets and benefit obligations in the tables below, are credited at 5% of eligible compensation with an interest credit based on the 30-year U.S. Treasury rate. Prior to 2000, this plan was frozen. There is a variety of benefit formulas in the remaining defined benefit pension plans.

        LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP under certain circumstances and a separate executive deferred compensation (EDC) plan. The EDC plan was terminated late in 2001 and the participant contributions and Company matching contributions were distributed to participants in early 2002. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2002 and 2001, the trust assets were valued at $10.4 million and $17.4 million and are included in other assets in LP's consolidated balance sheet.

        The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and the amounts recognized in the consolidated balance sheet for LP sponsored plans:

December 31	2002	2001
	Dollar Amounts in Millions
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation—beginning of year	$224.4	$218.1
Service cost	11.3	13.7
Interest cost	15.2	15.5
Actuarial (gain) loss	2.8	11.4
Curtailments/settlements	(2.0)	(12.6)
Benefits paid	(20.1)	(21.7)

Benefit obligation—end of year	$231.6	$224.4

CHANGE IN ASSETS:
Fair value of assets—beginning of year	$146.8	$178.9
Actual return on plan assets	(8.4)	(15.2)
Employer contribution	27.1	19.0
Curtailments/settlements	—	(14.2)
Benefits paid	(20.1)	(21.7)

Fair value of assets—end of year	$145.4	$146.8

RECONCILIATION OF FUNDED STATUS:
Funded status	$(86.2)	$(77.6)
Unrecognized actuarial loss	88.9	67.4
Unrecognized prior service cost	9.2	14.4
Unrecognized asset at transition	0.3	(0.1)

Prepaid benefit cost	$12.2	$4.1

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefit cost	$1.0	$0.8
Accrued benefit liability	(71.9)	(60.0)
Intangible asset	9.0	14.2
Accumulated other comprehensive income (pre-tax)	74.1	49.1

Net amount recognized	$12.2	$4.1

ASSUMPTIONS FOR OBLIGATIONS AS OF OCTOBER 31 (MEASUREMENT DATE):
Discount rate for obligations	6.75%	7.00%
Rate of compensation increase	3.5% - 4.5%	3% - 4%

        Net periodic pension cost included the following components:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Service cost	$11.3	$13.7	$13.6
Interest cost	15.2	15.5	15.1
Expected return on plan assets	(15.5)	(15.5)	(15.4)
Amortization of prior service cost and net transition asset	1.3	0.1	0.2
Recognized net actuarial loss	2.2	0.8	1.2

Net periodic pension cost	$14.5	$14.6	$14.7

Loss due to curtailment	$4.4	$—	$—

ASSUMPTIONS FOR PERIODIC PENSION COST:
Discount rate for pension cost	7.00%	7.75%	7.50%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

Defined Contribution Plans

        In 2002 and 2001, these plans were primarily 401(k) plans for hourly and salaried employees in the U.S. which allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee's eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 6.5 million shares of LP common stock that represented approximately 35% of the total market value of plan assets at December 31, 2002. Expenses related to defined contribution plans and multi-employer plans in 2002, 2001 and 2000 were $6.8 million, $7.0 million and $12.1 million.

Postretirement Benefits

        LP has several plans that provide minimal postretirement benefits other than pensions, primarily for salaried employees in the US and certain groups of Canadian employees. The accrued postretirement benefit cost at December 31, 2002 was $6.4 million. Net expense related to these plans was not significant.

9.    STOCKHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2002, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

        Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase a number of additional shares of common stock of LP having a total market value of twice the exercise price of each right. The rights expire in June 2006, but may be redeemed by action of the Board of Directors prior to that time at $.01 per right.

Stock Compensation Plans

        LP grants options to key employees and directors to purchase LP common stock. The options are granted at 100 percent of market price at the date of grant. The options become exercisable over 3 years beginning one year after the grant date and expire 10 years after the date of grant. Option grants in 2002 were contingent upon subsequent shareholder approval of an increase in the available shares; therefore the financial reporting measurement date for these options was later than the date of grant. These options resulted in expense of $2.5 million due to the amortization of the difference between the market price on the measurement date and the option price. At December 31, 2002, 3,915,293 shares were available under the current stock award plan for future option grants and all other stock-based awards.

        Changes in options outstanding and exercisable and weighted average exercise price were as follows:

	Number of Shares
Year Ended December 31
	2002	2001	2000
	Share Amounts in Thousands
OUTSTANDING OPTIONS
Options outstanding at January 1	4,929	3,791	3,221
Options granted	1,888	1,730	1,124
Options exercised	—	(62)	(6)
Options cancelled	(445)	(530)	(548)

Options outstanding at December 31	6,372	4,929	3,791

Options exercisable at December 31	3,702	2,414	1,835

EXERCISE PRICE
Options granted	$8.11	$11.27	$12.29

Options exercised	$—	$10.76	$11.80

Options cancelled	$15.66	$16.39	$18.31

Options outstanding	$13.51	$15.77	$17.82

Options exercisable	$16.39	$19.14	$20.10

FAIR VALUE AT DATE OF GRANT
Options granted	$3.08	$3.42	$4.87

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the following assumptions: a 2.3 percent to

4.6 percent dividend yield; volatility of 45 percent in 2002, 42 percent in 2001 and 34 percent in 2000; and an average risk free interest rate of 5.4 percent in 2002, 5.3 percent in 2001 and 6.8 percent in 2000.

        Summary information about the Company's stock options outstanding at December 31, 2002, is as follows:

	OUTSTANDING			EXERCISABLE
Range of Exercise Prices	Outstanding December 31, 2002 (In Thousands)	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2002 (In Thousands)	Weighted Average Exercise Price
$6.01-$9.00	1,889	8.4	$8.07	290	$8.08
$9.01-$12.00	1,480	7.5	11.31	643	11.31
$12.01-$15.00	790	6.4	12.39	573	12.40
$15.01-$18.00	72	2.0	17.52	72	17.52
$18.01-$21.00	1,685	5.0	18.99	1,668	19.00
$21.01-$24.00	213	3.3	22.03	213	22.03
$24.00-$27.00	200	3.0	25.25	200	25.25
$27.00-$30.00	43.3		29.80	43	29.80

$6.01-$30.00	6,372	6.6	$13.51	3,702	$16.39

Performance-Contingent Stock Awards

        LP has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of LP common stock determined by comparing LP's cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the award. Awards are granted at a target share level. Depending on LP's four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target. LP did not record any compensation expense related to these awards in 2002, 2001, or 2000, based on the cumulative stockholders return for the applicable periods.

        Changes in performance-contingent stock awards were as follows:

	Number of Shares
Year Ended December 31
	2002	2001	2000
Target shares—awards outstanding at January 1	144,848	201,876	154,641
Target shares—awards granted	—	—	92,283
Target shares—awards cancelled or forfeited	(86,860)	(57,028)	(45,048)

Target shares—awards outstanding at December 31	57,988	144,848	201,876

Incentive Share Awards

        Beginning in 2001, LP has granted incentive share stock awards to selected senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. These awards vest over a five-year period. However, if LP's stock trades at or above $18.00 per share for at least five consecutive days prior to the end of the five-year period, fifty percent of the stock will automatically vest at that time. If

LP's stock trades at or above $22.00 per share for at least five consecutive days prior to the end of the five-year period, one hundred percent of the stock will automatically vest. LP recorded compensation expense related to these awards in 2002 and 2001 of $0.5 million and $0.4 million.

        Changes in incentive stock awards were as follows:

	Number of Shares
Year Ended December 31
	2002	2001
Incentive stock awards outstanding at January 1	193,550	—
Incentive stock awards granted	305,850	207,350
Incentive stock award shares issued	(7,550)	—
Incentive stock awards cancelled or forfeited	(81,900)	(13,800)

Incentive stock awards outstanding at December 31	409,950	193,550

Stock Purchase Plans

        LP has in the past offered employee stock purchase plans to most employees. Under each plan, employees could subscribe to purchase shares of LP stock over 12 months (24 months prior to January 1, 2001) at 85 percent of the market price. During 2001, LP issued 142,987 shares to employees at an average price of $7.49 under all Employee Stock Purchase Plans. No plans were open at December 31, 2002 and no shares were issued during 2002.

Executive Loan Program

        In November 1999, the subcommittee of the Compensation Committee approved an Executive Loan Program under which LP offered up to 1,700,000 shares of Common Stock for purchase prior to January 23, 2000, by LP's executive officers, and other executives designated by its chief executive officer. In November 2000, this subcommittee of the Compensation Committee authorized additional loans under the Executive Loan Program during the 60-day period which ended January 23, 2001. Subsequent to this time, there have been no additional loans made.

        Each loan is initially recorded as an offset to paid-in capital. In anticipation of loan forgiveness in 2004 through 2006 as described below, LP amortizes each loan and its accrued interest to expense over the period between its inception and the anticipated forgiveness dates. Therefore, the balance remaining in paid-in capital differs from the total amount outstanding on all loans discussed above. The following provides a summary of activity in paid-in capital related to the Executive Loan Program:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Beginning balance	$8.3	$10.8	$11.0
New loans	—	0.4	1.9
Charged to expense, net	(1.7)	(1.8)	(1.1)
Repayments	(1.9)	(1.1)	(1.0)

Ending balance	$4.7	$8.3	$10.8

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

        Interest and principal are due and payable at the earlier of January 23, 2006, or 30 days following the executive's resignation or involuntary termination of employment. The loans are unsecured. With respect to loans outstanding on or entered into after November 24, 2000, if the executive remains continuously employed by LP through the following dates, the loan balance at that date will be forgiven in the following percentages: January 23, 2004, 50% of the original principal; January 23, 2005, an additional 25% of the principal plus 50% of the accrued interest; and January 23, 2006, all remaining principal and accrued interest. If an executive's employment terminates before November 2, 2001 due to death, disability, or termination by LP without cause, his or her loan is forgiven in a prorated amount of the percentages specified above based on the amount of time elapsed since January 23, 2001. If an executive's employment is terminated after November 2, 2001, by reason of death, disability, involuntary termination by LP without cause or termination by the executive for good reason following a change in control of LP, an amount of original loan principal equal to the excess of the executive's cost basis in shares of Common Stock purchased under the program over the fair market value of such shares on the employment termination date (to the extent such amount exceeds loan forgiveness amounts under the program's other provisions plus any amounts paid as severance based on losses under the program), together with 100% of the executive's accrued loan interest, will be forgiven. In addition, if the Common Stock has traded on the NYSE for at least five consecutive trading days at specified price levels or above during the 12-month period immediately preceding January 23, 2004 or 2005 and the executive remains employed by LP, the following additional percentages of the loan balance will be forgiven: January 23, 2004, 25% of the principal and 50% of the accrued interest at a price level of $16.00 per share or 50% of the principal and 100% of the accrued interest at a price level of $20.00 per share; and January 23, 2005, all remaining principal and accrued interest at a price level of $18.00 per share. No amount of a loan will be forgiven if the executive does not still own, as of the applicable date, all shares purchased under the Executive Loan Program, except that participants who are not executive officers of LP are permitted to sell shares with a value equal to the total tax withholding and payroll taxes payable in connection with any loan forgiveness. As of December 31, 2002, loans under this program covered 751,087 shares. New loans are not permitted to be made to executive officers under provisions of the Sarbanes-Oxley Act of 2002 adopted by Congress in July 2002.

10.    OTHER OPERATING CREDITS AND CHARGES, NET

        The major components of "Other operating credits and charges, net" in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Additions to litigation reserves	$(2.0)	$(2.0)	$(5.4)
Additions to product related contingency reserves	(27.2)	—	—
Additions to environmental contingency reserves	(1.6)	(9.0)	(4.3)
Gain on sale of pollution credits	—	6.1	—
Gain on insurance recoveries	1.9	—	28.4
Gain on substantial liquidation of LP's investment in LP's Chetwynd, British Columbia pulp mill	3.1	—	—
Loss on contract settlement	—	—	(11.4)
Severance	(2.1)	(8.8)	(8.2)
Other	(1.6)	(2.0)	(13.0)

	$(29.5)	$(15.7)	$(13.9)

2002

        During 2002, LP recorded $29.5 million in other operating credits and charges, net. The components of the net charges include:

  •
  an increase to litigation reserves of $2 million;

  •
  an increase to product related contingency reserves of $27.2 million associated with the hardboard siding class action settlement (discussed further in Note 11);

  •
  an increase in environmental contingency reserves of $1.6 million associated with Ketchikan Pulp Company's former log transfer facilities;

  •
  a gain of $1.9 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years;

  •
  a gain of $3.1 million on the substantial liquidation of a LP's investment in LP's Chetwynd, British Columbia pulp mill;

  •
  a loss of $2.1 million due to severance incurred associated with the corporate restructuring that accompanied the divesture plan; and

  •
  a loss of $1.6 million associated with a sublease on LP's corporate headquarters.

2001

        During 2001, LP recorded $15.7 million in other operating credits and charges, net. The components of the net charges include:

  •
  an increase to litigation reserves of $2.0 million;

  •
  an increase to environmental contingency reserves of $9.0 million related to the indefinite closure of LP's Chetwynd, British Columbia pulp mill;

  •
  a gain of $6.1 million from the sale of pollution credits associated with closed mills;

  •
  a loss of $8.8 million on severance incurred with the closure of the Chetwynd, British Columbia pulp mill and certain corporate restructurings; and

  •
  a loss of $2.0 million associated with the write off of an equity investment associated with an e-commerce company that has ceased operations.

2000

        During 2000, LP recorded $13.9 million in other operating charges and credits, net. The components of the net charges include:

  •
  an increase in litigation reserves of $5.4 million;

  •
  an increase to environmental reserves of $4.3 million primarily for sites in Quebec which were acquired in 1999;

  •
  a gain of $28.4 million consisting of a gain from business interruption insurance recoveries related to a fire at LP's Athens Georgia facility that occurred in past years of $10.6 million and a gain of $17.2 million associated with insurance recoveries related to the OSB siding litigation;

  •
  a loss of $11.4 million on a interest rate hedge associated with LP's 2000 public debt offering;

  •
  a loss of $6.0 million on the liquidation of LP's investment in a Mexican subsidiary;

  •
  a loss of $8.2 million associated with severance related to closed mills and certain reorganizations within the corporate functions; and

  •
  a loss of $7.0 million associated with the write off of a note receivable associated with the sale of certain assets of Ketchikan Pulp Company.

  Severance

        Over the course of the last three years, LP has entered into several restructuring plans in an effort to reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Beginning balance	$6.4	$—	$—
Charged to expense, continuing operations	2.1	8.8	8.2
Charged to expense, discontinued operations	7.6	0.6	—
Payments	(11.4)	(3.0)	(8.2)

Ending balance	$4.7	$6.4	$—

        The balance of the accrued severance is included in the caption Accounts payable and accrued liabilities on the accompanying balance sheets. The balance as of December 31, 2002 is payable under contract through 2004.

  Restructuring Charges at GreenFiber

        In 2000, LP recognized a loss of $5.3 million associated with its share of restructuring charges at GreenFiber, the joint venture between LP and Casella Waste Systems, Inc. This loss is reported on the line item "Equity in earnings of unconsolidated affiliate" in LP's income statement and was recorded in the fourth quarter.

11.    GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS

        The major components of "Gain (loss) on sale of and impairment of long-lived assets" in the Consolidated Statements Of Income are reflected in the table below and are described in the paragraphs following the table:

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Impairment charges on long-lived assets	$(46.6)	$(39.4)	$(61.1)
Gain (loss) on sale of timber or other long-lived assets	82.2	2.0	4.2

	$35.6	$(37.4)	$(56.9)

2002

        During 2002, LP recorded a net gain on sale of and impairment of long-lived assets of $35.6 million. This net gain includes the following items:

  •
  a gain of $73.8 million on the sale of LP's timberlands as part of LP's divesture plan;

  •
  a gain of $4.1 million on the sale of certain corporate assets;

  •
  a gain of $4.3 million on the sale of various other assets;

  •
  an impairment charge of $22.5 million related to LP's decorative tileboard business. This charge was required due to an indication of impairment based upon review of future operating results and LP's continued decline in market share on these products given the increase in substitute products. The impairment was calculated based upon the difference between the projected discounted cash flows of this operation as compared to its current carrying value;

  •
  an impairment charge of $16.8 million on a timber license and other costs associated with a cancelled OSB project in Quebec. This impairment charge is equal to the amount that was originally allocated to this project as part of the purchase price allocation in connection with the purchase of LeGroupe Forex in 1999;

  •
  an impairment charge of $1.3 million based upon the anticipated sale of LP's Chetwynd British Columbia pulp mill. This impairment charge is based upon the difference between the carrying value of the assets minus the liabilities surrendered and the estimated sales price based upon a non-binding letter of intent;

  •
  an impairment charge of $4.5 million on a sawmill located in Quebec based the difference between the projected discounted cash flows of this operations as compared to its current carrying value for fixed assets as well as a reduction in the value of the timber license due to a reduction in the allowable harvest amount; and

  •
  an impairment charge of $1.5 million on a closed plywood location to reduce the carrying value to its estimated sales price less selling costs.

2001

        During 2001, LP recorded a net loss on sale of and impairment of long-lived assets of $37.4 million. This net loss includes the following items:

  •
  a gain of $2.0 million on the sale of various timberlands and other assets;

  •
  an impairment charge of $24.4 million on the permanent closure of LP's Chetwynd British Columbia pulp mill to reduce the carrying value to its estimated fair value as determined by an independent appraisal based upon specific assumptions as to expected future use of the facility;

  •
  an impairment charge of $4.9 million associated with the planned sale of LP's interest in an Ireland OSB facility to reduce the carrying value to the expected sale price less selling costs based upon a signed nonbinding letter of intent to sell the facility;

  •
  an impairment charge of $3.3 million associated with the permanent closure of a medium density fiberboard (MDF) manufacturing facility to reduce the carrying value of the of this facility to the estimated auction value of the equipment and property; and

  •
  an impairment charge of $6.8 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price.

2000

        During 2000, LP recorded a net loss on sale or impairment of long-lived assets of $56.9 million. This net loss includes the following items:

  •
  a gain of $2.7 million on the sale of a hardwood veneer facility;

  •
  a gain of $3.4 million on the sale of various non operating facilities;

  •
  a loss of $1.9 million on the sale of various other assets;

  •
  an impairment charge of $40 million related to the planned sale of the Samoa pulp mill (see Note 15 for further details); and

  •
  an impairment charge of $21.1 million associated with the permanent closure or disposition of a plywood plant, two MDF facilities and a hardboard facility based upon the estimated fair values of these facilities taking into account relevant factors such as the continuing decline in commodity price products, the fair value of the real estate and the numerous mills being offered for sale by others.

12.    CONTINGENCIES

        LP maintains reserves for various contingent liabilities as follows:

As of December 31	2002	2001
	Dollar Amounts in Millions
Environmental reserves	$25.7	$40.5
OSB siding reserves	39.0	78.2
Hardboard siding reserves	49.6	30.0
Other	11.8	6.4

Total contingencies	126.1	155.1
Current portion	(20.0)	(20.0)

Long-term portion	$106.1	$135.1

Environmental Proceedings

        In November 2000, LP's subsidiary Ketchikan Pulp Company ("KPC") finalized a consent decree with the federal government to complete remediation activities at KPC's former pulp mill site and Ward Cove, a body of water adjacent to the mill site.

        In connection with the remediation of KPC's former log transfer facilities, the United States Forest Service (the "USFS") has asserted that KPC is obligated to adhere to more stringent remediation standards than those imposed by the Alaska Department of Environmental Conservation. The USFS has also asserted that previously closed-out facilities may need to be re-evaluated. LP disputes the authority of the USFS to require KPC to adhere to the more stringent standards, or to re-evaluate closed-out facilities. Adherence to the more stringent standards and/or re-evaluation of closed-out facilities, if ultimately required, could substantially increase the cost of the remediation.

        LP is involved in a number of other environmental proceedings (including KPC matters discussed above) and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes. Based on the information currently available, management believes that any fines, penalties or other costs or losses resulting from these matters will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

        LP maintains a reserve for undiscounted estimated environmental loss contingencies. The balance of the reserve was $25.7 million and $40.5 million at December 31, 2002 and 2001, of which $7.2 million and $7.5 million related to matters associated with the operations formerly conducted by KPC. The remainder of these balances was primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company and closing and monitoring landfills. LP's estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time. LP's estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms. In those instances in which LP's estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties.

        The activity in LP's reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Beginning balance	$40.5	$40.1	$48.2
Accrued to expense during the year	1.5	8.4	10.0
Reversal of expense due to sales of operations	(11.2)	—	—
Liabilities of acquired companies	—	—	(1.0)
Payments made	(5.1)	(8.1)	(17.9)
Other	—	0.1	0.8

Ending balance	$25.7	$40.5	$40.1

        During 2002, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs. During the year, LP sold several of the sites that were previously reserved for and therefore the reserves were no longer required. Included in this amount was $9.2 million in reversals associated with LP's sale of the Chetwynd, British Columbia pulp mill.

        During 2001, LP adjusted its reserves to reflect the estimated remediation costs at manufacturing sites permanently closed during the year. This increase in reserves was primarily related to the indefinite closure of LP's Chetwynd, British Columbia pulp mill which was sold in 2002.

        During 2000, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs, including estimated remediation costs at manufacturing sites permanently closed during the year and newly identified contaminated sites requiring remediation. The most significant adjustment occurred at sites in Quebec that LP acquired in the Forex transaction in 1999. As the sites were cleaned up, initial liability estimates that were recorded in the Forex purchase price allocation proved inadequate due to the discovery of additional material requiring remediation and the determination that higher cost methods of remediation were required. LP therefore accrued an additional $3.6 million to reflect the updated estimated costs of remediation. The reserve adjustments at other sites were not individually significant.

OSB Siding Matters

        In 1994 and 1995, LP was named as a defendant in numerous class action and non-class action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or purchased or used OSB siding manufactured by LP. In general, the plaintiffs in these actions alleged unfair business practices, breach of warranty, misrepresentation, conspiracy to defraud and other theories related to alleged defects, deterioration or failure of OSB siding products.

        In June 1996, the U.S. District Court for the District of Oregon approved a settlement between LP and a nationwide class composed of all persons who own, have owned, or acquired property on which LP's OSB siding was installed prior to January 1, 1996, excluding persons who timely opted out of the settlement and persons who are members of the settlement class in the Florida litigation described below. Under the settlement agreement, an eligible claimant whose claim is filed prior to January 1, 2003 (or earlier in certain cases) and is approved by an independent claims administrator is entitled to receive from the settlement fund established under the agreement a payment equal to the replacement cost (determined by a third-party construction cost estimator and currently estimated to be in the range of $2.20 to $6.40 per square foot depending on the type of product and geographic location) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Class members who previously submitted or resolved claims under any other warranty or claims program of LP may be entitled to receive the difference between the amount payable under the settlement agreement and the amount previously paid. The extent of damage to OSB siding at each claimant's property is determined by an independent adjuster in accordance with a specified protocol. Settlement payments are not subject to adjustment for improper maintenance or installation.

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

        The settlement requires LP to contribute $275 million to the settlement fund. That obligation had been fully satisfied at December 31, 2002 through cash payments on a discounted basis of approximately $265 million. In addition to its mandatory contributions, at December 31, 2002, LP had made, on a discounted basis, two $50 million optional contributions, at a cost to LP of approximately $71 million. LP was entitled to make its mandatory and optional contributions to the settlement fund on a discounted basis as a result of a court-approved early payment program (the "Early Payment Program").

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

        In the second quarter of 2002, LP began offering eligible claimants the opportunity to receive a pro rata share of a court approved alternative payment program (the "Alternative Payment Program") in satisfaction of their claims. The Alternative Payment Program had been extended to all claimants who had valid completed claims filed as of December 16, 2002. As of December 31, 2002, LP had paid approximately $31 million under the Alternative Payment Program in satisfaction of approximately $86 million in claims. Claimants who accept payment from the Alternative Payment Program may not file additional claims under the settlement.

        From the inception of the settlement through December 31, 2002, LP paid a total of $482 million in satisfaction of $780 million in claims. The breakdown of payments is as follows (in millions):

	Paid	Satisfaction of Claim Amount
	Dollar Amounts in Millions
Original settlement	$265	$275
Optional contributions	71	100
Second payment program	115	319
Alternative payment program	31	86

Total	$482	$780

        At December 31, 2002, the estimated face amount of approved but unpaid claims under the settlement agreement was approximately $60 million. Approximately 12,000 new claims were filed during 2002.

        Based upon the payments that LP has made, the settlement will continue in effect until at least August 2003. Within 60 days after June 7, 2003, the Claims Administrator shall notify LP of the dollar value of all remaining unfunded and approved claims properly filed by December 31, 2002 (the last date to file a claim). LP shall then have 60 days to notify the Claims Administrator whether LP elects to fund all such remaining claims. If LP elects to fund those claims, then LP will pay by the end of the next 12-month period (2004) the greater of: (i) 50% of the aggregate sum of those claims (with the remaining 50% to be paid by 12 months thereafter in 2005); or (ii) 100% of the aggregate sum of those claims, up to a maximum of $50 million (with all remaining claims paid 12 months thereafter in 2005). If LP elects not to pay the unpaid claims pursuant to the settlement, the settlement will terminate with respect to such unpaid claims and all unpaid claimants will be free to pursue their individual remedies from and after the date of LP's election.

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

        A settlement of a related class action in Florida was approved by the Circuit Court for Lake County, Florida, on October 4, 1995. Under the settlement, LP established a claims procedure pursuant to which members of the settlement class could report problems with LP's OSB siding and have their properties inspected by an independent adjuster, who would measure the amount of damage and also determine the extent to which improper design, construction, installation, finishing, painting, and maintenance may have contributed to any damage. The maximum payment for damaged siding was $3.40 per square foot for lap siding and $2.82 per square foot for panel siding, subject to reduction by up to 75 percent for damage resulting from improper design, construction, installation, finishing, painting, or maintenance, and also subject to reduction for age of siding more than three years old. However, LP agreed that the deduction from the payment to a member of the Florida class would not be greater than the deduction computed for a similar claimant under the national settlement agreement described above. Class members were entitled to make claims until October 4, 2000. No further claims will be accepted or paid under this settlement.

        Throughout the period the above described settlements have been in effect, LP has recorded accruals which represent management's best estimates of amounts to be paid based on available information. The unusual nature of these settlements and the various alternatives available to LP makes the process of estimating these accruals difficult. In connection with the national settlement, the liability recorded at December 31, 2002 represents management's best estimate of the future liability related to eligible siding claims based upon the most current information available. These assumptions and judgments relate to, among other things: the timing and magnitude (in terms of both the number of claims and the square footage of damaged siding) of claims that were filed but not processed at December 31, 2002; the extent to which claims may be resolved through means other than those provided for in the applicable settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters. Inherent in the $39 million of reserve for these claims is the assumption that LP will resolve them for less than the calculated value. There can be no assurance that the ultimate liability will not significantly exceed the recorded liability.

        The activity in the portion of LP's loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table.

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Beginning balance	$78.2	$90.4	$226.5
Payments made	(39.2)	(12.2)	(136.1)

Ending balance	$39.0	$78.2	$90.4

ABT Hardboard Siding Matters

        Between 1995 and 1999, ABT Building Products Corporation ("ABT"), ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi- Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") were named as a defendant in numerous class action and non-class action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief.

        LP acquired ABT in February 1999 and ABT was merged into LP in January of 2001. On September 21, 2000, the Circuit Court of Choctaw County, Alabama, under the caption Foster, et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation (No. CV95-151-M), approved a settlement agreement among the defendants and attorneys representing a nationwide class composed of all persons who own or formerly owned homes or, subject to limited exceptions, other buildings or structures on which hardboard siding manufactured by the defendants was installed between May 15, 1975 and May 15, 2000. Except for approximately 30 persons who timely opted out, the settlement includes and binds all members of the settlement class and resolves all claims asserted in the various proceedings described above. Under the settlement agreement, class members will have twenty-five years after their siding was installed to file a claim.

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

        ABT and Abitibi were parties to an agreement of an allocation of liability with respect to claims related to siding sold prior to October 22, 1992. On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19 million which was received in July 2001, LPC, a wholly owned subsidiary of LP, agreed to accept a transfer of all of Abitibi's rights and obligations under the settlement agreement and the allocation agreement; and LP and LPC agreed to indemnify and hold harmless Abitibi from any cost or liability arising from its sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement. All of such rights, obligations and liabilities having been assigned to and accepted and assumed by LPC.

        During the fourth quarter of 2002, LP increased its reserves in connection with this class action settlement. The additional reserve reflects revised estimates of undiscounted future claim payments and related administrative costs developed by an independent third party which, prior to the fourth quarter of 2002, could not be calculated due to the fact that the limited claims history would not provide statistical valid results. The additional reserves taken in the fourth quarter, based upon revised estimates, are primarily due to a lower estimated rate of decline in settlement payments during the 25-year period. While payments through December 31, 2002 were lower than originally expected, the revised estimate of the undiscounted future payment claims in the later years of the claim period are higher than originally estimated. LP believes that the reserve balance, after the fourth quarter increase, will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

        The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table.

Year Ended December 31	2002	2001	2000
	Dollar Amounts in Millions
Beginning balance	$30.0	$17.8	$19.5
Accrued to expense during the year	27.2	—	—
Cash received	—	18.8	—
Payments made	(7.6)	(6.6)	(1.7)

Ending balance	$49.6	$30.0	$17.8

Additional Siding Matter

        On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester's of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action referred to above permanently enjoined the Minnesota state court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester's has appealed this injunction to the Ninth Circuit Court of Appeals. Subsequently, on January 27, 2003, the Minnesota state court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. LP believes that the verdict is erroneous in significant respects and has filed a Notice of Appeal in the Minnesota State Court of Appeals. Based upon the information currently available, LP believes that any exposure related to this case is adequately covered under its reserves and will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

Nature Guard Cement Shakes Matters

        LP was named in four putative class actions filed in California and one putative class action filed in the state of Washington: Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001; Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001. The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court. The coordinated case was assigned to the Superior Court for Stanislaus County, California. On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases. The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint. As a result, the separate actions filed by those individuals have been dismissed. On November 5, 2002, the court granted plaintiffs' Motion for Class Certification. The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

        LP no longer manufactures or sells fiber cement shakes. LP believes that it has substantial defenses to the foregoing actions and intends to vigorously defend the matter. At the present time, LP cannot predict the potential financial impact of this matter.

Retirement Plan Matters

        LP and certain of its directors and officers, were named as defendants in a putative class action filed in United States District Court for the District of Oregon, captioned Frederick J. Darlington, et al. v. Louisiana-Pacific Corporation, et al. The action was filed on behalf of a purported class of persons who are participants and beneficiaries of the Louisiana-Pacific Corporation 401(k) and Profit Sharing Plan (the "Plan"). Plaintiffs generally alleged breaches of fiduciary duty and violations of disclosure requirements and obligations under the Employee Retirement Income Security Act ("ERISA") in relation to investments in our common stock acquired or held through the Plan. Plaintiffs seek compensatory damages, equitable and injunctive relief and a declaration that the defendants violated duties, obligations and responsibilities imposed upon them as fiduciaries and co-fiduciaries and the disclosure requirements under ERISA. The plaintiffs subsequently amended their Complaint and dismissed the directors but named the LP employees who served on the Pension Administration Committee. Further, the plaintiffs seek to represent all participants and beneficiaries of the Hourly 401(k) and Profit Sharing Plan as well as the Salary 401(k) and Profit Sharing Plan. The allegations made, and damages sought, are generally the same as in the original Complaint. LP believes that the allegations are without merit and intends to defend this matter vigorously. Based upon the information currently available, LP believes that the resolution of this matter will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

Other Proceedings

        LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

Contingency Reserves

        LP's estimates of its loss contingencies are based on various assumptions and judgments. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that LP may ultimately pay in connection with these matters could materially exceed, in either the near term or the longer term, the amounts accrued to date. LP's estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a insurer's agreement to payment terms.

13.    COMMITMENTS

        LP is obligated to purchase timber under certain cutting contracts that extend to 2008. LP's best estimate of its commitment at current contract rates under these contracts at December 31, 2002 is approximately $41.1 million for approximately 218 million board feet of timber.

        The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.

        At December 31, 2002, future minimum annual rent commitments are as follows:

Year Ended December 31
Dollar Amounts in Millions
2003	$9.1
2004	9.4
2005	7.5
2006	6.3
2007	6.1
2008 and after	20.9

Total	$59.3

        As of December 31, 2002, LP entered into a non-cancelable sublease for a portion of its corporate headquarters. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $3.3 million (in total for all years) due in the future. Rental expense for operating leases amounted to $34.7 million, $36.3 million and $35.3 million in 2002, 2001 and 2000, respectively.

14.    ACQUISITIONS

2002

        During 2002, LP purchased the 17.5% minority interest in its joint venture in Chile for $3.3 million. This venture, which is now substantially owned by LP, operates a specialty oriented strand board (OSB) plant located in the Municipality of Panguipulli, Chile. The purchase price was allocated to the fair market value of the venture's net assets with the remaining $1.1 million allocated to goodwill. The results of operations of the acquired assets were included in LP's Consolidated Statements of Income from the date of acquisition. Prior to this acquisition, LP recorded an offset to income for the minority owner's share of the income (loss) from this operation.

        See Note 1 for discussion of the acquisition of an OSB facility as part of an asset swap.

2001

        During 2001, LP acquired a sawmill in Northern Idaho for approximately $7 million in cash and the assumption of an operating lease covering the majority of the assets related to this facility. This acquisition was accounted for as a purchase and assumption of an operating lease, and the results of operations of the acquired assets were included in LP's Consolidated Statements of Income from the date of acquisition. No goodwill was recorded in connection with this acquisition.

2000

        During 2000, LP acquired selected assets of Sawyer Lumber Company and assets of Hoff Companies for approximately $55 million in cash. These acquisitions were accounted for as purchases and the results of operations of the acquired assets were included in LP's Consolidated Statements of Income from the dates of acquisition. No goodwill was recorded in connection with these acquisitions.

        Proforma information for all transaction mentioned above are not required due to immateriality of the acquisitions to the consolidated assets and operations of LP.

15.    SIGNIFICANT DISPOSITIONS

        In April 2002, LP sold its controlling interest in an OSB facility located in Ireland. LP recorded a gain of $2.0 million on the sale of this facility and reduced its debt by $6.5 million.

        In February 2001, LP sold a controlling interest in Samoa Pacific Cellulose LLC (SPC), a company that owns a pulp mill and related assets in Samoa, California, for approximately book value. In this transaction, LP received approximately $22 million in cash, and promissory notes of SPC valued at a fair value of $29 million and retained preferred stock of SPC valued at a fair value of approximately $9 million. Management believed the fair value of the consideration received approximated the carrying value of the assets at that time. The preferred stock is pledged as collateral against SPC's senior borrowing. The term of the promissory notes is longer than five years. Additionally, LP has agreed to provide SPC a $14.5 million (at December 31, 2002) credit facility secured by working capital. At December 31, 2002, the $13.8 million balance of this receivable exceeded the book value of the underlying collateral by $9 million. If SPC defaults on this line of credit and the security does not cover the outstanding balance due to LP, additional losses could be incurred.

        Due to its continuing financial interest in SPC, LP did not record the transaction as a sale, for accounting purposes. In compliance with SEC Staff Accounting Bulletin No. 30—Accounting For Divestiture Of A Subsidiary Or Other Business Operation, LP recorded the assets and the liabilities of SPC on LP's balance sheet under the captions "Assets transferred under contractual arrangement" and "Liabilities transferred under contractual arrangement." The balance of the receivable mentioned above is shown on LP's balance sheet as the difference between the Assets transferred under contractual arrangement ($29.1 million) and the Liabilities transferred under contractual arrangement ($15.3 million). During 2001, LP recorded a valuation allowance equal to its non-secured, net investment in SPC due to SPC's substantial losses from operations due to weak pulp markets. This valuation allowance is reflected on LP's Consolidated Statements of Income under the caption "Loss related to assets and liabilities transferred under contractual arrangement." LP does not believe it is practicable to estimate the fair value of this receivable.

        In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become liabilities of LP. LP has not recorded an accrual for these liabilities, as it does not believe that any payment is likely to occur.

16.    DISCONTINUED OPERATIONS

        On May 8, 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, lumber, wholesale and distribution businesses. In September 2002, LP determined that due to market conditions it would not pursue the sale of most of the lumber business (nine of the twelve mills previously identified for sale). In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. Accordingly, LP has classified its plywood mills, three lumber mills, commodity industrial panel product mills and wholesale and distribution businesses as discontinued operations in all periods presented. LP has classified the assets and operations of the remaining nine lumber mills, along with engineered wood products (EWP), into a new Structural Framing Products segment. Additionally, as a result of the planned divestures, LP restructured its other segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Although LP also plans to divest its remaining fee timber assets, the operations associated with these assets are not reported as discontinued operations due to the nature of these assets.

        As part of the divesture plan, LP completed the transfer of its Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia-Pacific Corporation in exchange for Georgia-Pacific's oriented strand board (OSB) mill in Woodland, Maine. The transaction was accounted for as a non-monetary exchange and no gain or loss was recognized on the transaction. In addition, LP received a cash payment for working capital components. LP also recorded a gain of $2.0 million associated with the reduction in certain LIFO inventories associated with this sale. This gain is included in other operating credits and charges associated with discontinued operations included in income (loss) from discontinued operations.

        Revenues associated with the discontinued operations were $325.5 million, $442.1 million and $441.3 million for the years ended December 31, 2002, 2001 and 2000. Included in the loss on discontinued operations for the years ended December 31, 2002, 2001 and 2000 were impairment charges of $31.9 million, $5.2 million and $1.6 million based on the estimated fair value of the assets less estimated costs to sell. Additionally, during 2002, LP recorded a gain of $5.5 million on sale of a portion of these assets. LP also recorded a $4.4 million charge related to the curtailment expense on a defined benefit pension plan, a $7.6 million charge related to severance, a $4.5 million charge related to the loss on a long term timber contract and a $7.4 million gain associated with mark-to-market adjustments and the subsequent cancellation of an energy contract associated with a mill that is held for sale.

        See Note 18 for subsequent events concerning additional sales of assets that are currently being held for sale.

        Summarized balance sheet information for discontinued operations is as follows:

December 31	2002	2001
	Dollar Amounts in Millions
Inventory	$6.1	$29.3
Property, plant and equipment	84.4	265.2
Accumulated depreciation	(59.3)	(187.7)

Net property, plant and equipment	25.1	77.5

Total assets of discontinued operations	$31.2	$106.8

17.    SEGMENT INFORMATION

        LP operates in five segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products, Structural Framing Products and Pulp. LP's business units have been aggregated into these five segments based upon the similarity of economic characteristics, customers, distribution methods or manufacturing processes. LP's results of operations are discussed below for each of these segments separately as well as for the "other" category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, interest, equity in earnings of unconsolidated affiliates and income taxes.

        The OSB segment includes North America OSB produced products. The composite wood products segment includes (1) OSB—based siding products; (2) hardboard siding products; (3) specialty OSB products and (4) other hardboard products. The plastic building products segment includes (1) vinyl siding; (2) composite decking and (3) mouldings. The structural framing segment includes (1) engineered wood products (primarily laminated veneer lumber and I-joists) and (2) lumber. The pulp segment includes wood pulp products of LP's two pulp mills (controlling interest of one which was transferred in February 2001 as described in Note 15 and the sale of the other in September 2002 which was indefinitely shutdown in October 2001).

        Information about LP's product segments is as follows:

Year Ended December 31,	2002	2001	2000
	Dollar Amounts in Millions
SALES BY BUSINESS SEGMENT
OSB	$714.9	$727.1	$937.3
Composite Wood Products	395.8	354.6	301.6
Plastic Building Products	152.0	131.0	128.9
Structural Framing	590.5	484.0	539.1
Other products	88.2	124.0	413.4

Building products	1,941.4	1,820.7	2,320.3
Pulp	1.3	48.0	151.5

Total sales	$1,942.7	$1,868.7	$2,471.8

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$60.3	$27.1	$227.8
Composite Wood Products	46.7	27.0	32.6
Plastic Building Products	5.0	(5.8)	(6.0)
Structural Framing	0.9	(10.6)	(26.4)
Other products	6.5	1.3	(9.2)

Building products	119.4	39.0	218.8
Pulp	(2.0)	(27.3)	12.8
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	6.1	(53.1)	(70.8)
Loss related to assets and liabilities transferred under contractual arrangement	—	(42.5)	—
General corporate and other expense, net	(81.4)	(86.1)	(99.1)
Interest, net	(63.0)	(59.8)	(43.1)

Income (loss) from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliate	$(20.9)	$(229.8)	$18.6

DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$74.2	$95.8	$91.4
Composite Wood Products	19.5	23.1	22.6
Plastic Building Products	6.3	5.1	4.4
Structural Framing	26.6	27.1	31.4
Other products	8.4	11.4	34.4
Pulp	—	3.0	10.4
Non-segment related	10.7	10.7	9.8

Total depreciation, amortization and cost of timber harvested	$145.7	$176.2	$204.4

CAPITAL EXPENDITURES
OSB	$21.7	$19.2	$49.5
Composite Wood Products	8.7	10.8	23.3
Plastic Building Products	3.2	5.0	12.8
Structural Framing	6.3	6.7	27.8
Other products	3.3	18.9	60.4
Pulp	—	0.5	1.9
Non-segment related	1.3	4.2	16.4
Discontinued operations	1.0	9.4	28.2

Total capital expenditures	$45.5	$74.7	$220.3

        Information concerning identifiable assets by segment is

As of December 31,	2002	2001
	Dollar Amounts in Millions
IDENTIFIABLE ASSETS
OSB	$856.7	$927.2
Composite Wood Products	257.8	284.0
Plastic Building Products	116.8	116.0
Structural Framing	299.8	313.5
Other products	401.0	514.1
Pulp	2.8	16.2
Discontinued operations	31.2	106.7
Non-segment related	807.0	736.3

Total assets	$2,773.1	$3,014.0

        Non-segment related assets include long term notes receivable, cash and cash equivalents, corporate assets and other items.

        Export sales are primarily to customers in Asia and Europe. Information concerning LP's geographic segments is as follows:

Year Ended December 31,	2002	2001	2000
	Dollar Amounts in Millions
GEOGRAPHIC SEGMENTS:
TOTAL SALES—POINT OF ORIGIN
US	$1,642	$1,409	$1,870
Canada and other	584	700	832
Intersegment sales to US	(283)	(240)	(230)

Total Sales	$1,943	$1,869	$2,472

Export sales (included in above)	$10	$76	$152

OPERATING PROFIT (LOSS)
US	$67	$28	$158
Canada and other	50	(16)	74
Other operating credits and charges, net and gain (loss) on sales of and impairments of long lived assets	6	(53)	(71)
Loss related to assets and liabilities transferred under contractual arrangement	—	(43)	—
General corporate expense and interest, net	(144)	(146)	(142)

Income (loss) from continuing operations before taxes, minority interest, equity in earnings of unconsolidated affiliate and cumulative change in accounting principle	$(21)	$(230)	$19

IDENTIFIABLE ASSETS
U.S.	$1,856	$2,024	$2,274
Canada and other	917	990	1,101

Total assets	$2,773	$3,014	$3,375

        The amounts included in the tables above for Canada and other are primarily related to Canada.

18.    SUBSEQUENT EVENTS

        On February 18, 2003, LP announced it had signed a letter of intent to sell approximately 55,000 acres of timberland near Cleveland, Texas, to an undisclosed buyer for approximately $38 million. The transaction is expected to close before the end of LP's second fiscal quarter.

        On February 24, 2003, LP announced the sale of its Missoula, Montana, particleboard mill to Roseburg Forest Products for approximately $20 million, including inventories.

        On February 25, 2003, LP announced it had signed a definitive agreement to sell its two sawmills in Florida, located in Marianna and West Bay, to Grayson Lumber Corporation. Terms of the transactions were not disclosed.

        On February 25, 2003, LP amended its secured revolving credit facility to extend the expiration date to July 2004 from January 2004 and to amend the covenant requiring minimum levels of earnings, before interest, taxes, depreciation, depletion and amortization (EBITDDA), as defined and other items.

        On February 27, 2003, LP announced it had signed a letter of intent to sell approximately 27,000 acres of timberland in and around San Augustine County, Texas, to an undisclosed buyer for approximately $20 million.

Independent Auditors' Report

To the Board of Directors and Stockholders of Louisiana-Pacific Corporation:

        We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002.

Portland, Oregon
February 4, 2003 (February 27, 2003 as to Note 18)

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
	2002	2001	2002	2001	2002	2001	2002	2001
QUARTERLY DATA
Net sales	$474.5	$445.7	$531.3	$517.5	$505.3	$505.7	$431.6	$399.8
Gross profit (loss)(1)	53.4	(25.9)	64.9	63.7	39.4	43.5	19.6	(6.9)
Income (loss) from continuing operations before taxes, minority interest, equity in earnings of unconsolidated affiliate and cumulative effect of change in accounting principle	—	(96.6)	11.5	(8.7)	27.6	(11.7)	(60.0)	(112.8)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1.6)	(79.4)	7.6	(6.6)	18.5	4.4	(46.0)	(53.8)
Net income (loss)	(9.5)	(89.4)	(13.2)	(9.7)	3.3	(1.7)	(42.6)	(70.8)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic and diluted	(0.02)	(0.76)	0.07	(0.06)	0.18	0.04	(0.44)	(0.52)
Net income (loss) per share—basic and diluted	(0.09)	(0.86)	(0.13)	(0.09)	0.03	(0.02)	(0.41)	(0.68)
Cash dividends per share	—	0.14	—	0.05	—	0.05	—	—
SALES BY SEGMENT:
OSB	$185.1	$165.7	$190.8	$209.0	$170.1	$194.8	$168.9	$157.6
Composite wood products	98.4	76.1	111.2	107.4	97.9	98.8	88.3	72.3
Plastic building products	30.1	26.8	43.7	37.8	47.0	39.8	31.2	26.6
Structural framing	131.3	110.3	160.9	122.8	167.8	138.3	130.5	112.6
Other products	29.5	33.9	24.1	30.6	21.9	30.1	12.7	29.4
Pulp	0.1	32.9	0.6	9.9	0.6	3.9	—	1.3

Total net sales	$474.5	$445.7	$531.3	$517.5	$505.3	$505.7	$431.6	$399.8

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$22.9	$(14.4)	$24.8	$30.6	$7.8	$22.3	$4.8	$(11.4)
Composite wood products	11.5	0.8	19.0	13.9	10.1	8.3	6.1	4.0
Plastic building products	0.7	(2.7)	1.3	(0.3)	3.4	(0.4)	(0.4)	(2.4)
Structural framing	2.7	(7.1)	4.4	2.6	1.5	1.4	(7.7)	(7.5)
Other products	3.0	(3.2)	0.7	(0.4)	1.0	1.7	1.8	3.2
Pulp	(1.3)	(12.8)	(2.3)	(6.3)	1.4	(4.9)	0.2	(3.3)
Other operating credits and charges, net and gain (loss) on sale of and impairment of long-lived assets	(2.6)	(13.2)	2.3	(2.4)	38.2	2.9	(31.8)	(40.4)
Loss related to assets and liabilities transferred under contractual arrangement	—	(4.4)	—	(8.0)	—	(9.4)	—	(20.7)
General corporate and other expense, net	(21.0)	(24.5)	(22.1)	(24.8)	(20.2)	(18.0)	(18.1)	(18.8)
Interest, net	(15.9)	(15.1)	(16.6)	(13.6)	(15.6)	(15.6)	(14.9)	(15.5)

Income (loss) from continuing operations before taxes, minority interest, equity in earnings of unconsolidated affiliate and cumulative change in accounting principle	$—	$(96.6)	$11.5	$(8.7)	$27.6	$(11.7)	$(60.0)	$(112.8)

(1)
Gross profit is income before selling and administrative expenses, other operating credits and charges, gain (loss) on sale of or impairment of long-lived assets, taxes, minority interest, interest and equity in earnings of unconsolidated affiliate.

        Included in other operating credit and charges, net and gain (loss) on sale of and impairment of long-lived assets for continuing operations are the following:

        In the first quarter of 2001, LP recorded a net loss of $2.0 for additional reserves for non-product litigation. LP also recorded a loss of $10.2 million associated with impairment charges on assets held.

        In the second quarter of 2001, LP recorded a loss of $2.0 associated with the impairment of an equity investment.

        In the third quarter of 2001, LP recorded a gain of $1.5 million from the sale of pollution credits associated with closed mills and severance charges of $0.6 million associated with certain corporate restructurings.

        In the fourth quarter of 2001, LP recorded $8.2 million of severance charges related to certain corporate restructurings and the permanent closure of the Chetwynd pulp mill; a gain of $4.6 million from the sale of pollution credits associated with closed mills and a charge of $9.0 million associated with environmental expenses due to the permanent closure of the Chetwynd pulp mill. LP also recorded a loss of $24.4 million on impairment charges associated with the permanent closure of the Chetwynd pulp mill; an impairment charges of $4.8 million related to other assets held and a gain of $1.4 million on sale of various timberland and other assets.

        In the first quarter of 2002, LP recorded a net gain of $1.9 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years. LP also recorded a loss of $4.5 million associated with impairment charges on certain assets.

        In the second quarter of 2002, LP recorded a loss of $2.0 million on charges related to the curtailment expense on a defined benefit pension plan related to the planned divestiture of various lumber mills and a loss of $1.5 million on severance accrued as part of the divestiture plan. LP also recorded a loss of $1.3 million associated with impairment charges on certain assets and a gain of $6.0 million on the sale of certain assets.

        In the third quarter of 2002, LP recorded an increase in non-product litigation reserves of $2 million; a reversal of $2.0 million related to the pension curtailment expense associated with the decision not to pursue the sale of various lumber mills; and a loss of $0.6 million on severance accrued as part of the divestiture plan. LP also recorded a loss of $18.3 million associated with impairment charges on assets held as well as an impairment charge on the timber license associated with a cancelled OSB project; a loss of $0.3 million on the sale of certain assets; and a gain of $58.5 million on the sales of various timberlands and other assets.

        In the fourth quarter of 2002, LP recorded an increase in contingency reserves associated with an existing hardboard siding class action suit of $27.2 million; an increase in contingency reserves associated with environmental matters of $1.6 million; a loss on a long-term contract of $1.6 million; and a gain of $3.1 million due to substantial liquidation of LP investment in a Chetwynd, British Columbia pulp mill. LP also recorded a loss of $22.5 million associated with impairment charges on certain assets and a gain of $18.0 million on the sales of various timberlands and other assets.

        See Notes 10 and 11 for further discussion on the gains and losses noted above.

        Included in other operating credit and charges, net and gain (loss) on sale of and impairment of long-lived assets for discontinued operations are the following:

        In the fourth quarter of 2001, LP recorded an impairment charge of $5.2 million related to other assets held. LP also recorded $0.6 million of severance charges related to certain corporate restructurings. Due to the recent bankruptcy filing of Enron, a counterparty on several energy contract, LP was required to record a mark-to-market adjustment of $6.1 million on the contracts as future physical delivery of the energy was no longer deemed probable.

        In the first quarter of 2002, LP recorded a loss of $3.1 million associated with impairment charges on assets held for sale; and a net gain of $2.2 million from business interruption insurance recoveries related to accidents at facilities that occurred in past years. LP recorded a gain of $2.7 million to reflect the changes in the estimated fair value of several energy contracts since December 31, 2001.

        In the second quarter of 2002, LP recorded a loss of $19.6 million associated with impairment charges on assets held for sale; a loss of $3.9 million on severance accrued as part of the recently announced divestiture plan; a loss of $4.4 million related to curtailment expense on a defined benefit pension plan associated with the expected divestitures; a gain of $0.6 million to reflect the changes in the estimated fair value of several energy contracts since March 31, 2002; and a net gain of $0.4 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

        In the third quarter of 2002, LP recorded a loss of $9.2 million associated with impairment charges on assets held for sale; a loss of $4.2 million on severance accrued as part of the announced divestiture plan; a gain of $0.5 million to reflect the changes in the estimated fair value of several energy contracts since June 30, 2002; a net gain of $1.4 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years; and a loss of $4.5 million related to a timber contract associated with a sold mill.

        In the fourth quarter of 2002, LP recorded a gain on the sale of various assets held for sale of $5.5 million; a gain of $3.6 million due to the cancellation of a long term energy contract and $0.5 million related to severance accrued as part of the announced divestiture plan.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Information regarding LP's directors is incorporated herein by reference to the material included under the caption "Item 1—Election of Directors" in the definitive proxy statement filed by LP for its 2002 annual meeting of stockholders (the "2003 Proxy Statement"). Information regarding LP's executive officers is located in Item 1 of this report under the caption "Executive Officers of LP." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement.

ITEM 11.    Executive Compensation

        Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation," "Compensation of Executive Officers," "Retirement Benefits," "Directors' Compensation," and "Agreements with Executive Officers" in the 2003 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 2003 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

        Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation" and "Management Loans and Other Transactions" in the 2003 Proxy Statement.

ITEM 14.    Controls and Procedures

        LP's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of LP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that LP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by LP in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in LP's internal controls or, to management's knowledge, in other factors that could significantly affect its internal controls.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements and Financial Statement Schedules

        The following financial statements of LP are included in this report:

  Consolidated Balance Sheets—December 31, 2002, and 2001.
  Consolidated Statements of Income—years ended December 31, 2002, 2001, and 2000.
  Consolidated Statements of Cash Flows—years ended December 31, 2002, 2001, 2000.
  Consolidated Statements of Stockholders' Equity—years ended December 31, 2002, 2001 and 2000.
  Notes to Financial Statements.
  Independent Auditors' Report.
  Interim Financial Results (unaudited)

        No other financial statement schedules are required to be filed.

B. Reports on Form 8-K

        LP filed a Form 8-K on October 23, 2002 reporting certain matters under item 5 thereof.

C. Exhibits

        The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index. Each management contract or compensatory plan or arrangement is identified in the index by an asterisk (*).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific Corporation, a Delaware corporation (the "registrant"), has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2003	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ CURTIS M. STEVENS Curtis M. Stevens Executive Vice President, Administration and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 14, 2003	/s/ MARK A. SUWYN Mark A. Suwyn Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)
March 14, 2003	/s/ CURTIS M. STEVENS Curtis M. Stevens Executive Vice President, Administration and Chief Financial Officer (Principle Financial and Accounting Officer)
March 14, 2003	/s/ COLIN D. WATSON Colin D. Watson Director
March 14, 2003	/s/ WILLIAM C. BROOKS William C. Brooks Director
March 14, 2003	/s/ ARCHIE W. DUNHAM Archie W. Dunham Director

March 14, 2003	/s/ PAUL W. HANSEN Paul W. Hansen Director
March 14, 2003	/s/ BRENDA LAUDERBACK Brenda Lauderback Director
March 14, 2003	/s/ PATRICK F. MCCARTAN Patrick F. McCartan Director
March 14, 2003	/s/ DUSTAN E. MCCOY Dustan E. McCoy Director
March 14, 2003	/s/ E. GARY COOK E. Gary Cook Director
March 14, 2003	/s/ DANIEL K. FRIERSON Daniel K. Frierson Director
March 14, 2003	/s/ LEE C. SIMPSON Lee C. Simpson Director

CERTIFICATIONS

I, Mark A. Suwyn, Chief Executive Officer of Louisiana-Pacific Corporation, certify that:

        1.    I have reviewed this annual report on Form 10-K of Louisiana-Pacific Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003	/s/ MARK A. SUWYN Mark A. Suwyn

CERTIFICATIONS

I, Curtis M. Stevens, Chief Financial Officer of Louisiana-Pacific Corporation, certify that:

        1.    I have reviewed this annual report on Form 10-K of Louisiana-Pacific Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003	/s/ CURTIS M. STEVENS Curtis M. Stevens

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

        Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3(a) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
3.2	Bylaws of LP, as amended and restated effective February 1, 2003.
4.1
Rights Agreement, dated as of May 26, 1998, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 1 to LP's Registration Statement on Form 8-A filed May 26, 1998.
4.1(a)
Amendment to Rights Agreement, dated as of October 17, 2001, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 4.2 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
4.2
Indenture, dated as of September 14, 1999, among Louisiana-Pacific Acquisition Inc., LP and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.2(a)	First Supplemental Indenture, dated as of July 22, 2002, by and between Louisiana-Pacific Canada Ltd. and Laurentian Trust of Canada Inc.
4.3
Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A.). Incorporated herein by reference to Exhibit 4.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.3(a)
First Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.3(b)
Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.3(c)
Third Supplemental Indenture, dated August 13, 2001, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.1
Credit Agreement, dated November 15, 2001, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.1(a)	Consent and First Amendment, dated as of December 30, 2001, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto.

10.1(b)
Waiver and Second Amendment, dated as of July 23, 2002, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto. Incorporated by reference to Exhibit 10.3 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1(c)
Third Amendment, dated as of August 2, 2002, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto. Incorporated by reference to Exhibit 10.4 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1(d)
Fourth Amendment, dated as of September 28, 2002, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto. Incorporated by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.1(e)	Fifth Amendment, dated as of February 25, 2003, among LP, Bank of America, N.A. and other financial institutions that are parties thereto.
10.2
2001 LP Canada Credit Agreement, dated November 30, 2001, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.2(a)
Waiver and First Amendment, dated as of July 23, 2002, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated by reference to Exhibit 10.7 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.2(b)	Second Amendment to 2001 LP Canada Credit Agreement, dated November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada.
10.2(c)	Third Amendment to 2001 LP Canada Credit Agreement, dated March 14, 2004, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada.
10.3
Receivables Sale Agreement, dated as of November 15, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.3(a)	First Amendment to Receivables Sale Agreement, dated as of December 27, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation.
10.3(b)
Waiver of Credit and Security Agreement and Limited Waiver and Second Amendment to Receivables Sales Agreement, dated as of July 23, 2002, among LP Receivables Corporation, Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation. Incorporated by reference to Exhibit 10.5 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.3(c)	Fourth Amendment to Limited Waiver and Amendment to Credit Agreement, dated as of November 13, 2002, among LP Receivables Corporation, LP, Wachovia Bank, N.A. and Blue Ridge Asset Funding Corporation.
10.4
Credit and Security Agreement, dated as of November 15, 2001, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.4 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5
Standby Purchase and Note Support Agreement, dated August 16, 1999, as amended and as of July 18, 2001, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.5(a)
Second Amendment, dated November 15, 2001, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce. Incorporated herein by reference to Exhibit 10.6 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.5(b)	Consent and Third Amendment, dated December 30, 2001, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce.
10.5(c)	Waiver and Fourth Amendment, dated July 23, 2002, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce.
10.5(d)	Consent to Third Amendment to Credit Agreement, dated August 2, 2002, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce.
10.5(e)	Consent to Fourth Amendment to Credit Agreement, dated September 27, 2002, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce.
10.5(f)	Consent to Fifth Amendment to Credit Agreement, dated February 25, 2003, among LP, Bank of America, N.A. and Canadian Imperial Bank of Commerce.
10.6
Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC and the Purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.7
Settlement Agreement, dated October 18, 1995, between LP and counsel for plaintiffs in nationwide siding class action litigation. Incorporated herein by reference to Exhibit 10 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10.7(a)
Amendment to Settlement Agreement, dated April 26, 1996, between LP and counsel for plaintiffs in nationwide class action litigation. Incorporated herein by reference to Exhibit 10.A to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
10.7(b)
Supplemental Funding Agreement, dated October 26, 1998, between LP and counsel for plaintiffs in nationwide class action litigation. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.8
Settlement Agreement, dated May 3, 2000, among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hard board siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.
10.8(a)
Assignment, Assumption, Release and Indemnification Agreement, dated June 25, 2001, among LP, Louisiana-Pacific Canada Ltd., Abitibi-Price Corporation and Abitibi-Consolidated Inc. Incorporated herein by reference to Exhibit 10.12 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.9	1991 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.B to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.10
1992 Non-Employee Director Stock Option Plan (restated as of May 1, 2000) and Related Forms of Option Agreements. Incorporated herein by reference to Exhibit 10.3 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.*

10.11	1997 Incentive Stock Award Plan, as restated as of February 25, 2002. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
10.11(a)	Form of Award for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
10.11(b)	Form of Award Agreement for Incentive Shares. Incorporated herein by reference to Exhibit 10.3 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
10.12
Annual Cash Incentive Award Plan, as amended and restated as of January 1, 2002. Incorporated herein by reference to Exhibit 10.4 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
10.13
Supplemental Executive Retirement Plan, as amended and restated as of May 1, 2002. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*
10.14	Executive Loan Program, as amended and restated November 3, 2001. Incorporated herein by reference to Exhibit 10.21 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*
10.15
2000 Employee Stock Purchase Plan, as amended and restated effective October 1, 2001 (terminated effective February 7, 2003). Incorporated herein by reference to Exhibit 10.22 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.16	2000 Non-Employee Director Restricted Stock Plan. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.*
10.17
Employment Agreement, dated January 2, 1996, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.L to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.18
Restricted Stock Award Agreement, dated January 31, 1996, between LP and Mark A. Suwyn. Incorporated by reference to Exhibit 10.J to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.19
Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.20
Form of Change of Control Employment Agreement between LP and each of Mark A. Suwyn, Curtis M. Stevens, Richard W. Frost, Joseph B. Kastelic, J. Keith Matheney, Michael J. Tull, Walter M. Wirfs, Jeff Duncan, Jr., W. Lee Kuhre and M. Ward Hubbell. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.*
21	List of LP's subsidiaries.
23	Consent of Deloitte & Touche LLP.

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
Independent Auditors' Report
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX