Form 10-Q
period 2003-03-31
LOUISIANA PACIFIC CORP
filed 2003-05-02
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003
Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 SW Broadway, Suite 1200, Portland, Oregon 97205-3303
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (503) 821-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:  104,588,698 shares of Common Stock, $1 par value, outstanding as of April 24, 2003.

Except as otherwise specified and unless the context otherwise requires, references to “LP”, the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS

Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by us with the Securities and Exchange Commission may contain, forward-looking statements.  These statements are or will be based upon the beliefs and assumptions of, and on information available to, our management.

The following statements are or may constitute forward-looking statements:  (1) statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “potential,” “continue” or “future” or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, completion of anticipated asset sales and the adequacy of reserves for loss contingencies.

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended March 31,
	2003	2002
Net Sales	$498.5	$474.5

OPERATING COSTS AND EXPENSES
Cost of sales	421.9	381.8
Depreciation and amortization	32.3	35.0
Cost of timber harvested	2.9	4.3
Selling and administrative	37.6	34.6
(Gain) loss on sale or impairment of long lived assets	(12.3)	4.5
Other operating credits and charges, net	—	(1.9)
Total operating costs and expenses	482.4	458.3
Income (loss) from operations	16.1	16.2

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(1.9)	(0.3)
Interest expense	(22.9)	(23.8)
Interest income	7.8	7.9
Total non-operating income (expense)	(17.0)	(16.2)
Income (loss) before taxes, minority interest, and equity in earnings of unconsolidated affliates	(0.9)	—
Provision (benefit) for income taxes	(0.4)	3.0

Equity in (income) loss of unconsolidated affliates	—	(0.9)
Minority interest in net income (loss) of consolidated subsidiary	—	(0.5)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(0.5)	(1.6)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	3.1	(6.6)
Provision (benefit) for income taxes	1.2	(2.5)
Income (loss) from discontinued operations	1.9	(4.1)
Income (loss) before cumulative effect of change in accounting principle	1.4	(5.7)

Cumulative effect of change in accounting principle	0.1	(3.8)
Net income (loss)	$1.5	$(9.5)
Net income (loss) per share of common stock:
Income (loss) from continuing operations	$(0.01)	$(0.02)
Income (loss) from discontinued operations	0.02	(0.03)
Cumulative effect of change in accounting principle	—	(0.04)
Net Income (Loss) Per Share - Basic and Diluted	$0.01	$(0.09)

Average shares of common stock outstanding - Basic	104.6	104.6
- Diluted	104.7	104.6

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$67.3	$137.3
Receivables, net	144.8	99.3
Inventories	220.0	198.7
Prepaid expenses	7.1	11.3
Deferred income taxes	38.6	38.6
Current assets of discontinued operations	0.6	6.1
Total current assets	478.4	491.3

Timber and timberlands
Forest licenses	97.3	98.5
Deposits and other	22.8	20.3
Timber and timberlands held for sale	360.1	377.5
Total timber and timberlands	480.2	496.3

Property, plant and equipment	1,922.6	1,917.0
Accumulated depreciation	(1,034.3)	(1,006.7)
Net property, plant and equipment	888.3	910.3
Goodwill	276.7	276.7
Other intangible assets	29.9	29.9
Notes receivable from asset sales	403.9	403.9
Assets transferred under contractual arrangement	29.1	29.1
Restricted cash	83.8	46.8
Other assets	67.4	63.9
Long-term assets of discontinued operations	3.0	25.0
Total assets	$2,740.7	$2,773.2

LIABILITIES AND EQUITY
Current portion of long-term debt	$6.1	$35.3
Accounts payable and accrued liabilities	213.5	217.9
Current portion of contingency reserves	20.0	20.0
Total current liabilities	239.6	273.2

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	678.4	673.6
Total long-term debt, excluding current portion	1,074.9	1,070.1

Contingency reserves, excluding current portion	102.6	106.1
Liabilities transferred under contractual arrangement	14.6	15.3
Deferred income taxes and other	299.3	302.3
Commitments and contingencies
Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	447.7	446.8
Retained earnings	747.3	745.8
Treasury stock	(230.1)	(230.2)
Accumulated comprehensive loss	(72.1)	(73.1)
Total stockholders’ equity	1,009.7	1,006.2
Total liabilities and equity	$2,740.7	$2,773.2

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1.5	$(9.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	35.6	43.2
Minority share of subsidiary income	—	(0.5)
Earnings of unconsolidated affliates	—	(0.9)
(Gain) loss on sale or impairment on long-lived assets	(19.8)	4.5
Cash settlement of contingencies	(5.4)	(6.3)
Cumulative effect of change in accounting principle	(0.1)	3.8
Other adjustments	2.0	(5.6)
Increase in certain working capital components and deferred taxes	(61.9)	(85.3)
Net cash used in operating activities	(48.1)	(56.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(11.4)	(3.8)
Proceeds from timber & timberland sales	25.5	—
Proceeds from asset sales	29.1	0.9
Increase in restricted cash from asset sales	(36.1)	—
Cash loaned under credit facility related to assets and liabilities transferred under contractual arrangement	(0.7)	(0.7)
Other investing activities, net	(0.4)	7.4
Net cash provided by investing activities	6.0	3.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	4.0	45.0
Repayment of long-term debt	(31.6)	(0.6)
Other financing activities, net	(0.3)	(6.3)
Net cash provided by (used in) financing activities	(27.9)	38.1

Net decrease in cash and cash equivalents	(70.0)	(14.7)
Cash and cash equivalents at beginning of period	137.3	61.6

Cash and cash equivalents at end of period	$67.3	$46.9

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

NOTE 1 – BASIS FOR PRESENTATION

These accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments except other operating credits and charges, net and (gain) loss on sale or impairment of long lived assets referred to in Note 10), necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - RECLASSIFICATIONS

Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

NOTE 3 – EARNINGS PER SHARE

Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding plus the effects of in-the-money outstanding stock options, computed under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) be excluded from the calculation of diluted earnings per share for the years in which losses are reported because the effect is anti-dilutive. As of March 31, 2002, LP had 6,969,000 shares and stock options outstanding that were considered anti-dilutive for purpose of LP’s earnings per share calculation.

NOTE 4 – STOCK-BASED COMPENSATION

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 9 of the Notes to the financial statements included in item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of LP’s stock plans. The following table illustrates the effect on net income (loss) and loss per share if LP had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Quarter ended March 31,
(dollars in millions, except per share amount)	2003	2002

Net income (loss), as reported	$1.5	$(9.5)

Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	0.5	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(1.2)

Pro forma net income (loss)	$0.9	$(10.6)

Net income (loss) per share—basic and diluted, as reported	$0.01	$(0.09)

Net income (loss) per share—basic and diluted, pro forma	$0.01	$(0.10)

NOTE 5 – INVENTORIES

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

(dollars in millions)	March 31, 2003	December 31, 2002

Logs	$79.6	$73.4
Other raw materials	31.3	33.4
Finished products	128.9	111.4
Supplies	15.4	15.6
LIFO reserve	(35.1)	(35.1)
Total	$220.0	$198.7

The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining LIFO inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

NOTE 6 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses and included such businesses as discontinued operations. Although LP plans to divest its remaining fee timber assets, the operations associated with these assets are not reported as discontinued operations due to the nature of these assets.

Sales and operating income (loss) for these businesses are as follows:

	Quarter ended March 31,
(dollars in millions)	2003	2002

Sales	$16.3	$98.5

Operating income (loss)	$(3.9)	$(8.3)
Other operating charges and credits, net	(0.5)	4.9
Gain (loss) on sale or impairment of long lived assets	7.5	(3.2)
Income (loss) from discontinued operations	$3.1	$(6.6)

In the first quarter of 2002, LP recorded a loss of $3.2 million associated with impairment charges on assets held for sale and a net gain of $2.2 million from business interruption insurance recoveries related to incidence at facilities that occurred in past years. Additionally, LP recorded a gain of $2.7 million to reflect the changes in the estimated fair value of several energy contracts since December 31, 2001.

In the first quarter of 2003, LP recorded a gain of $7.5 million on various assets previously held for sale and a loss of $0.5 million related to severance charges.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002 are as follows:

(dollars in millions)	March 31, 2003	December 31, 2002

Inventories	$0.6	$6.1

Property, plant and equipment	13.6	84.4
Accumulated depreciation	(10.6)	(59.4)
Net, property, plant and equipment	3.0	25.0

Total assets of discontinued operations	$3.6	$31.1

NOTE 7 – INCOME TAXES

The preparation of interim financial statements requires the estimation of LP’s effective income tax rates based on estimated annual amounts of taxable income and expenses by income component for the year. This rate will be applied to year-to-date income or loss at the end of each quarter. For first quarter 2003, the primary differences between the statutory rate on continuing operations and the calculated rate relates to permanent differences associated with foreign currency exchange losses on certain inter-company debt that is denominated in Canadian dollars.

NOTE 8 – REVOLVING CREDIT AGREEMENTS

In February 2003, LP amended its secured revolving credit facility to facilitate its divestiture and debt reduction plan. Among other things, this amendment extended the expiration date to July 2004 from January 2004 and adjusted the covenant requiring minimum levels of earnings, before interest, taxes, depreciation, depletion and amortization (EBITDDA), as defined.

NOTE 9 – COMPREHENSIVE INCOME

Components of comprehensive income (loss) for the periods include:

	Quarter ended March 31,
(dollars in millions)	2003	2002
Net income (loss)	$1.5	$(9.5)
Foreign currency adjustments	(0.1)	(0.7)
Minimum pension liability adjustment	0.1	(0.1)
Net gain on derivative instrument designated and qualifying as a cash flow hedge instrument	1.0	—
Comprehensive income (loss)	$2.5	$(10.3)

NOTE 10 – OTHER INFORMATION

The information set forth in Item 2 “Management’s Discussion and Analysis and Results of Operations” under the captions “Selected Segment Data” and “Other Operating Credits and Charges, Net” of this report is incorporated herein by reference.

The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption “Legal Proceedings” is incorporated herein by reference.

NOTE 11 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for LP beginning January 1, 2003. As part of this implementation, LP recognized a gain of $0.2 million (before taxes). This change was primarily associated with the treatment of the monitoring costs on closed landfills and timber reforestation obligations associated with LP’s timber licenses in Canada.

During the first quarter of 2002, LP implemented SFAS No. 142, “Goodwill and other intangible assets”. As part of the initial implementation, LP determined that $6.3 million (before taxes) of goodwill reported in the Engineered Wood Products business (Structural Framing Products segment) was impaired as of January 1, 2002 based upon the net present value of the estimated future cash flows.

These charges were recorded in the line item “cumulative effect of change in accounting principle” as of January 1, 2003 and 2002.

NOTE 12 – POTENTIAL IMPAIRMENTS

LP has a continuing financial interest in Samoa Pacific Cellulose LLC  (SPC) in the form of various classes of preferred equity interests retained inventory.  Additionally, LP provides SPC a $14.5 million (at March 31, 2003) credit facility secured by working capital. At March 31, 2003, the $13.8 million balance of this receivable exceeded the book value of the underlying collateral by $11 million.  Due to weak pulp markets, SPC has incurred substantial losses from operations and the loss of a major customer.   While LP currently believes that amounts due to it from SPC are recoverable, management continues to closely monitor SPC’s operating results and financial condition and it is possible that LP may be required to record further impairment charges related to SPC in the future. The collectibility of the amounts due to LP from SPC is largely dependent on a recovery in the market for commodity pulp products. Although LP believes that recovery in pulp pricing will ultimately occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. SPC has recently notified us that they intend to implement a reorganization plan.  LP does not know all of the details of any such plan, but it is possible that such reorganization, if implemented, could be detrimental to LP’s ability to collect the amounts owed to it by SPC.  LP will continue to evaluate the collectibility of these amounts as it becomes aware of and evaluates further details of SPC’s plans and intentions.  In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become LP’s liabilities. LP has not recorded an accrual for these liabilities, as LP does not believe it is probable that these liabilities will be incurred. However it is possible that LP may be required to record such an accrual in the future.

LP continues to review several mills and projects for potential impairments. Management currently believes that it has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for LP’s products deteriorate from March 31, 2003 levels or should LP decide to invest capital in alternative projects, it is possible that LP will be required to record further impairment charges.

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

LP’s Canadian subsidiaries have arrangements with the Canadian provincial governments which give its subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber system. This will not affect LP’s softwood timber licenses associated with its OSB facilities in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, LP is unable to predict what effects these changes will have on future operations. The B.C. government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements (including roads and bridges).

As part of the acquisition of the assets of Evans Forest Products (Evans) in 1999, LP allocated a portion of the purchase price to these timber licenses based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition. As a result of the change in the enacted timber license structure and integral relationship between these licenses and the acquired operations, LP will be required to complete an impairment test, once the compensation has been determined, on these operations to determine what, if any, impairment is required.

NOTE 13 – CONTINGENCIES

LP has established reserves relating to certain liabilities associated with products manufactured which were the subjects of nationwide class action lawsuits. These settlement agreements relate to a nationwide class action suit involving OSB Siding manufactured by LP and installed prior to January 1, 1996 and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000, were approved by the applicable courts in 1996 and 2000, respectively.  LP continues to have payment and other obligations under the nationwide OSB and hardboard siding settlements.  These settlements are discussed in detail in Note 12 of the Notes to financial statements included in item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.   Management’s Discussion and Analysis

CRITICAL ACCOUNTING POLICIES

Presented in Note 1 of Notes to financial statements included in item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002 is the discussion of our significant accounting policies.  The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas.  While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

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

Stock options. We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or net loss would have been greater.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the selection and application of accounting principles and methods.  These judgments are primarily related to the assumptions used to arrive at various estimates.  For 2003, these significant accounting estimates and judgments include:

Legal contingencies.  Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. With respect to siding claims subject to our nationwide class action settlements, these judgments and assumptions primarily relate to the extent and terms on which claims may be resolved through means other than those provided for in the settlement; and the costs associated with the administration of the settlement and the resolution of disputes and other legal matters.  In making judgments and assumptions regarding legal contingencies for ongoing class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates, information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date, the experience of third parties who have been subject to product-related claims judged to be comparable and our potential ability to resolve claims for less than their calculated value under the applicable settlement. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

Environmental contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions, the specific nature of which varies in light of the particular facts and circumstances surrounding each such contingency. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities.  In making these judgments and assumptions we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.  At January 1, 2003, liabilities associated with closing, capping and monitoring landfills are accounted for as asset retirement obligations in accordance with SFAS No. 143.

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

Asset Retirement Obligations.  As required by SFAS 143, we changed our method of accounting for certain asset retirement obligations as of January 1, 2003.  The net impact of this change was not material.  We included the costs of closing, capping and monitoring landfills, the costs of reforestation associated with certain of our Canadian timber supply agreements and the costs of potential requirements to remove certain assets in our asset retirement obligations.  In certain cases, we used a weighted-average probability of various alternative scenarios].  We did not include costs to remediate unintentional environmental contamination, whether caused by third parties, or us as these liabilities are accounted for under SFAS 5 and SOP 96-1.

Goodwill. As discussed in Note 1 of the Notes to the financial statements included in item 8 of LP’s Annual Report on Form 10-K, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer amortized. However, these indefinite life assets are tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test.  The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis.  In testing for potential impairment, the estimated fair value of the reporting unit, as determined based upon cash flow forecasts, is compared to the book value of the reporting unit. We also consider our market capitalization (as adjusted for unallocated assets and liabilities, such as cash and cash equivalents and debt) in determining the fair value. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

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

Pension Plans.  Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP.  We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S.A., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary and wage levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions.  The amount of the additional minimum pension liability, recorded in Accumulated Comprehensive Loss on our consolidated balance sheet, is based on an annual comparison of the accumulated benefit obligation to the market value of plan assets on our valuation date of October 31.

RESULTS OF OPERATIONS

Our net income for the first quarter of 2003 was $1.5 million, or $0.01 per diluted share, on sales of $498.5 million, compared to the first quarter 2002 net loss of $9.5 million, or $0.09 per diluted share, on sales of $474.5 million. For the first quarter of 2003, the loss from continuing operations was $0.5 million, or $0.01 per share compared to a loss from continuing operations of $1.6 million, or $0.02 per share for the first quarter of 2002.

We operate in four segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products and Structural Framing Products.  In prior periods, we also operated a Pulp segment. OSB is the most significant segment, accounting for almost 40% of sales during the first three months of 2003 and 2002. Our results of operations are discussed below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant.

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

Selected Segment Data

	Quarter Ended March 31,
	2003	2002	% change

Net sales:
OSB	$192.6	$185.1	4
Composite Wood Products	101.3	98.4	3
Plastic Building Products	42.6	30.1	42
Structural Framing Products	148.0	131.3	13
Pulp	—	0.1	(100)
Other	14.0	29.5	(53)
	$498.5	$474.5	5

Operating profit (loss):
OSB	$13.7	$22.9	(40)
Composite Wood Products	10.2	11.5	(11)
Plastic Building Products	3.2	0.7	357
Structural Framing Products	(5.6)	2.7	(307)
Pulp	—	(1.3)	100
Other	3.7	3.0	23
Other operating credits and charges, net and gain (loss) on sale or impairment of long-lived assets	12.3	(2.6)	573
General corporate and other expenses, net	(23.3)	(21.0)	(11)
Interest income (expense), net	(15.1)	(15.9)	5
Income (loss) before taxes, minority interest and equity in earnings of unconsolidated subsidiary	$(0.9)	$—

Note: Transactions between segments, which are immaterial, are made on a basis intended to reflect the market values of the applicable products.

Depreciation, Amortization and Cost of Timber Harvested (continuing operations)

	Quarter Ended March 31,
	2003	2002
OSB	$18.7	$20.9
Composite Wood Products	4.3	4.9
Plastic Building Products	1.7	1.3
Structural Framing Products	6.5	6.2
Pulp	—	—
Other	1.5	3.2
Non-segment related	2.5	2.8
	$35.2	$39.3

OSB

Our OSB segment manufactures and distributes OSB structural panels.  Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 are as follows:

	Quarter to Quarter
	Average Net Selling Price	Unit Shipments
OSB	9%	-4%

OSB prices increased for the first quarter of 2003 compared to the corresponding periods of 2002  due to strengthening market demand, structural panel downtime taken by several market leaders during the first quarter of 2003 and slightly better weather in certain key construction markets in the country.

Compared to the first quarter of 2002, the primary factors for decreased operating profits were a 15% increase in operating costs due primarily to increased wood, resin and energy costs and a reduction in volume associated with the Chambord mill strike and log outages at several mills.  Additionally, because of the strengthening Canadian dollar, operating results at our Canadian OSB mills were negatively affected due to increased costs when translated into U.S. dollars. These increases were partially offset by the increase in the average sales price.

COMPOSITE WOOD PRODUCTS

Our composite wood products segment produces and markets wood siding and related accessories, interior hardboard products and specialty OSB. Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 are as follows:

	Quarter to Quarter
	Average Net Selling Price	Unit Shipments
OSB-based exterior products	2%	8%
Commodity OSB	9%	22%
Hardboard siding and doorskins	14%	-18%
Tileboard	-3%	-14%

For the first quarter of 2003, sales volume continued to increase in our OSB-based exterior products due to increased penetration and brand awareness. Volumes in our hardboard siding and doorskin business declined slightly due to reduced demand in one of our key markets. Volumes in our tileboard business declined due to slowness in the retail market that is the key outlet for this product line. Sales prices in the OSB-based exterior products remained relatively flat over the comparable period. Selling prices increased in the hardboard siding and doorskin business primarily due to changing product mixes.

During the first quarter of both 2003 and 2002, one of our specialty OSB facilities also produced commodity OSB. This commodity OSB volume increased over first quarter 2002 primarily due to increased utilization of our Chilean facility to produce OSB-based exterior products. See the discussion in OSB above for a discussion of changes in commodity OSB pricing.

Overall, the change in the results of operations for our composite wood products segment for the first quarter ended March 31, 2003 compared to the same period in the prior year are primarily due to increased volumes in OSB-based siding and increased pricing in our commodity OSB products which were more than offset by increases in operational costs due to increased wood, resin and energy costs.

PLASTIC BUILDING PRODUCTS

Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking. Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 are as follows:

	Quarter to Quarter
	Average Net Selling Price	Unit Shipments
Vinyl siding	8%	4%
Decking	29%	352%
Mouldings	-%	-6%

In our vinyl siding business, sales prices increased for the quarter ended March 31, 2003 as compared to the same period in the prior year due to a new program with a significant new customer that started in the later part of 2002 which impacted the overall mix and a general price increase implemented to offset a portion of the increased cost of certain raw materials. Sales volume increased for the period due to increased market share.

In our mouldings product line, we saw a slight decline in unit shipments for the quarter ended March 31, 2003 as compared to the same period of the prior year due to slower retail activity in the home centers. Sales prices remained relatively flat between periods.

Operating results for our composite decking business improved significantly for the quarter ended March 31, 2003 over the comparable period in the prior year. Sales prices increased as a result of a general price increase that we instituted as of January 1, 2003 for all our decking products.  Our sales and production volumes also increased significantly as a result of continued marketing efforts to gain new customers on our part that allowed us to run both our decking facilities in 2003, while our Meridian plant was shutdown in 2002.

The results of operations in this segment improved significantly due to improved selling price and volume in our composite decking products while the increased production volumes reduced our per unit costs. The resulting improvements were partially offset by increased resin costs, the primary raw material for many of the products in this segment, and increased energy costs.

STRUCTURAL FRAMING PRODUCTS

Our structural framing products segment manufactures and distributes structural lumber and engineered wood products (EWP), including laminated veneer lumber (LVL) and I-Joists. Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 are as follows:

	Quarter to Quarter
	Average Net Selling Price	Unit Shipments
LVL	-2%	9%
I-Joist	-2%	5%
Lumber	-5%	13%

Lumber volumes increased during the first quarter of 2003 over the comparable period in the prior year due to changes in operating schedules. In the first quarter of 2002, several mills were on curtailed operating schedules due to lack of economically priced raw materials. Lumber prices continued to decline in the first quarter of 2003 as compared to the same period in 2002 due to increased imports, primarily from Canada.

For the quarter ended March 31, 2003, as compared to the same period in 2002, LVL and I-Joists experienced a reduction in sales prices due to increased industry capacity. Sales volumes increased due to the addition of several new distributors and an expanded presence with large builders.

The results of operations of our structural framing products segment declined primarily due to a reductions in sales prices, slight increases in raw material and relatively flat operating costs.

PULP

During 2002, we completed our exit of the pulp market with the sale of our remaining pulp mill in October of 2002.

OTHER PRODUCTS

Our other products category includes sales associated with plywood operations, wood chips, our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. Sales were significantly lower, with flat operating results for the first quarter 2003 as compared to the first quarter of 2002. The reduction in sales was primarily attributable to the sale of the Ireland operation in first quarter of 2002 and the elimination of our plywood sales operations. Sales of logs from our timberlands increased significantly as we sold our logs to external customers that previously were transferred at market prices to our plywood operations that we divested in the third quarter of 2002.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the quarter ended March 31, 2003 as compared to the comparable period in 2002, general corporate expense increased 11%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance and other expenses. The increase in the first quarter of 2003 was primarily related to higher professional fees, insurance costs and increased marketing spending.

OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating charges and credits, net” in the Consolidated Statements Of Income are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
(dollars in millions)	2003		2002
	Pre-tax	After tax	Pre-tax	After tax
Gain on insurance recoveries	$—	$—	$1.9	$1.1
	$—	$—	$1.9	$1.1

In the first quarter of 2002, LP recorded a net gain of $1.9 million ($1.1 million after $0.8 million of taxes, or $0.01 per diluted share) from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

GAIN (LOSS) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of  “Gain (loss) on sale or impairment of long-lived assets” in the Consolidated Statements Of Income are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
	2003		2002
	Pre-tax	After tax	Pre-tax	After tax
Impairment charges on long-lived assets	—	—	(4.5)	(2.7)
Gain on sale of timber and other long-lived assets	12.3	7.6	—	—
	$12.3	$7.6	$(4.5)	$(2.7)

In the first quarter of 2002, LP recorded a loss of $4.5 million ($2.7 million after $1.8 million of taxes, or $0.03 per diluted share) associated with a sawmill located in Quebec as well as a reduction in the value of the associated timber licenses due to a reduction in the allowable harvest amount.

In the first quarter of 2003, LP recorded a gain of $12.5 million ($7.7 million after $4.8 million of taxes, or $0.07 per diluted share) associated with the sale of a portion of LP’s timberlands as part of our divestiture plan and a loss of $0.2 million ($0.1 million after $0.1 million of taxes, or $0.0 per diluted share) on the sale of various other assets.

INTEREST, NET

Interest expense in the first quarter of 2003 was slightly lower than the comparable period in 2002 due to lower interest rates on variable debt and a lower average amount of debt outstanding.

DISCONTINUED OPERATIONS

Included in discontinued operations for the first quarter of 2003 and 2002 are the results of the operations of mills that have been or are to be divested under our divesture plan. These operations include one remaining industrial panels facility, selected lumber mills and a veneer mill in the first quarter 2003.  For the first quarter of 2002, these operations included our U.S. plywood and industrial panels mills, selected lumber mills, wholesale operations and distribution facilities.

Overall, these operations improved significantly for the first quarter of 2003 as compared to the same period in 2002. This improvement is primarily related to timing of the sale, transfer or permanent closure of facilities that were largely unprofitable.

Included in the results of discontinued operations for the first quarter of 2003 was a gain of $7.5 million on the sale on various assets previously held for sale (primarily our Missoula particleboard facility) and a loss of $0.5 million related to severance charges.

Included in the operating losses of discontinued operations for first quarter of 2002, was a loss of $3.2 million associated with impairment charges on assets held for sale and a net gain of $2.2 million from business interruption insurance recoveries related to incidences at facilities that occurred in past years. We also recorded a gain of $2.7 million to reflect the changes in the estimated fair value of several energy contracts since December 31, 2001.

INCOME TAXES

Income (loss) before taxes for the quarter ended March 31, 2003 and 2002 were as follows:

	2003	2002
Continuing operations	$(0.9)	$1.4
Discontinued operations	3.1	(6.6)
Cumulative effect of accounting change	0.2	(6.3)
	2.4	(11.5)
Total tax provision (benefit)	0.9	(2.0)
Net income (loss)	$1.5	$(9.5)

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. The primary difference between the combined statutory federal, state and provincial rate (38%) on continuing operations and the calculated rate relates to a permanent difference associated with certain foreign currency exchange gains and losses on inter-company debt which is denominated in Canadian dollars.

The components and associated estimated effective income tax rates applied to the first quarter of 2003 are as follows:

	Tax Provision	Tax Rate
Continuing operations	$(0.4)	(45)%
Discontinued operations	1.2	38%
Cumulative effect of accounting change	0.1	(38)%
	$0.9	36%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

We adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, as of January 1, 2003. This statement addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires us to record both an initial asset and a liability for the fair value of estimated costs of legal obligations associated with the retirement of long-lived assets. The initial assets are depreciated over the expected useful life of the asset. Upon adoption of this statement, we changed our accounting for landfill closure and monitoring costs, reforestation obligations associated with certain timber licenses in Canada and other assets. Implementation of this standard resulted in income of $0.2 million (or $0.1 million after taxes of $0.1 million) as the fair value of the liabilities as calculated under SFAS No. 143 was lower than previously recorded liabilities. This impact was recorded as a  “cumulative effect of change in accounting principle” as of January 1, 2003.

LP adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets”, as of January 1, 2002. As of January 1, 2002, we discontinued amortization of goodwill. We determined that $6.3 million (or $3.8 million after taxes of $2.5 million) of goodwill recorded in the Engineered Wood Products business was impaired as of January 1, 2002 and this amount was recorded net of income tax effects as a “cumulative effect of change in accounting principle” as of January 1, 2002.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting and Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits”.  Our total defined benefit pension expense for 2002 was approximately $18.9 million, including a $4.4 million curtailment expense due to divestiture activity, compared to pension expense in 2001 of $14.6 million.  We estimate that our defined benefit pension expense for 2003 will be approximately $15 million.  That estimate assumes that we have no curtailment or settlement expenses in 2003.  If a curtailment or settlement does occur in 2003, this estimate may change significantly.  We contributed $27.1 million to our defined benefit pension plans in 2002.  We estimate that we will contribute approximately $30 million to these plans in 2003.  A significant actuarial loss exists at the 2002 year-end.  The amortization of this unrecognized loss will make up approximately 30% of our 2003 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3 and 7 in our Annual Report on Form 10-K for the year ended December 31, 2002, Note 13 to the financial statements contained therein which is incorporated herein by reference and Item 1, Legal Proceedings, in Part II of this report.

OSB SIDING LITIGATION UPDATE

The following discussion should be read in conjunction with the discussion of our OSB siding litigation set forth in Note 12 of Notes to the financial statements included in item 8 of LP’s  Annual Report on Form 10-K for the year ended December 31, 2002.

Cumulative statistics as of the dates stated below under the National and Florida Settlements are as follows:

	March 31, 2003	December 31, 2002
Requests for claims	331,000	331,000
Completed claims received	213,000	213,000
Completed claims pending	14,000	16,000
Claims dismissed	39,000	39,000
Claims settled	160,000	158,000

The average payment amount for settled claims as of March 31, 2003 and December 31, 2002 was approximately $3,500.  Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund and Alternative Payment Program, the average payment amount for settled claims as of March 31, 2003 and December 31, 2002 was $5,100. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. Claimants had through December 31, 2002 to submit claims and consequently no claims were submitted in the first quarter of 2003.

On April 3, 2003, we announced a program under which we invited each holder of a valid claim to submit, on a voluntary basis, an offer stating the amount (expressed as a percentage of the face amount of the claim) the claimant would be willing to accept, on a current basis, in satisfaction of his or her claim.  We committed to accept all valid offers up to 35.87%, and reserved the right to accept or reject offers in excess of 35.87%.  The deadline for offers to be submitted under the program (based upon postmark dates) was April 30, 2003.  As of the date of this report, we were not able to determine the aggregate amount of claims that would be settled for 35.87% or less, and had not made any decision as to the extent to which offers in excess of 35.87% would be accepted.  Payments in respect of accepted offers are to be mailed by us no later than June 30, 2003.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 12 of Item 8 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2003	December 31, 2002
Requests for claims	27,000	25,600
Completed claims received	15,000	13,200
Completed claims pending	2,300	2,000
Claims dismissed	4,700	3,900
Claims settled	8,000	7,300

The average payment amount for settled claims as of March 31, 2003 and December 31, 2002 was approximately $1,500. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $48.1 million in the first three months of 2003 compared to $56.6 million in the same period of 2002.  The decrease in cash used by operations resulted primarily from a less significant increase in working capital as compared to the same period of 2002.

Net cash provided by investing activities was $6.0 million in the first three months of 2003 compared to $3.8 million in the first three months of 2002. Capital expenditures for property, plant and equipment increased for the first three months of 2003 compared to the same period in 2002 primarily for necessary capital projects and capital required for our joint venture for an I-Joist facility in Eastern Canada. We estimate that capital expenditures for the full year ending December 31, 2003 of approximately $80 million will be focused primarily on projects to reduce our energy, raw material and resin costs. In addition, LP received, in the first quarter of 2003, proceeds of approximately $25.5 million from the sale of timberlands and $29.1 million on the sales of other assets. Under the terms of our revolving credit agreement, the net after-tax proceeds of these sales ($36 million) was required to be deposited in a restricted cash account.

Net cash used by financing activities was $27.9 million for the first three months of 2003 compared to net cash provided by financing activities of $38.1 million in the comparable period of 2002. For the three months ended March 31, 2003, we repaid $31.6 million of debt and for the comparable period in 2002, we repaid $0.6 million. Additionally, in the first three months of 2003, we borrowed $4.0 million under our revolving credit facilities as compared to $45.0 million in the comparable period of 2002. We paid no cash dividends in the first three months of 2003 or 2002.

We expect to meet the future cash requirements of our operations through cash generated from operations, existing cash balances, and existing credit facilities and other capital resources.  Cash and cash equivalents totaled $67.3 million at March 31, 2003 compared to $137.3 million at December 31, 2002. Additionally, at March 31, 2003, we had $83.8 million in a restricted cash account as compared to $46.8 million at December 31, 2002. Approximately $29 million of this restricted cash was available for withdrawal at March 31, 2003 due to the prepayment of the notes payable to former Forex shareholders.

At March 31, 2003, we had approximately $291 million in available liquidity, comprised of amounts available under revolving credit facilities (both in the U.S. and Canada) ($204 million available less letters of credit outstanding of $87 million), amounts available under our accounts receivable securitization facility ($57 million available less outstanding balance of $34 million), unrestricted cash on our balance sheet ($67 million) and restricted cash ($84 million). Certain covenants and restrictions affecting our ability to borrow under our credit facilities are described below.

We have a secured U.S. revolving credit facility of approximately $187 million under which no borrowings and $84 million in letters of credit were outstanding at March 31, 2003 (available credit at March 31, 2002 was approximately $100 million). Our ability to borrow under this facility is conditional upon the total amount of borrowings and letters of credit outstanding thereunder, after giving effect to any requested additional borrowings, not exceeding a specified borrowing base value of the collateral securing our obligations under the facility. At March 31, 2003, these conditions would not have limited out ability to borrow under this facility. The facility is available until July 2004, and contains three specific financial covenants (at March 31, 2003), as follows:

•                  Minimum required Shareholder’s Equity, as defined, of approximately $1 billion;

•                  Maximum debt to capitalization ratio, as defined, of 50% and;

•                  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDDA), as defined, for the prior four consecutive quarters of $160 million;

The covenant for maximum debt to capitalization ratio will decrease and the minimum EBITDDA will increase in future reporting periods. We are also prohibited from certain transactions, including paying cash dividends on or purchasing shares of our common stock.

We also have a $25 million (Canadian) secured revolving credit facility under which no borrowings and $3 million in letters of credit were outstanding at March 31, 2003. This facility is available until February 2004, subject to extension at the option of the lender. In addition, the Canadian credit facility contains certain restrictive covenants, including a requirement that Louisiana-Pacific Canada Ltd. and subsidiaries maintain a consolidated minimum current ratio, as defined, of 1.15 to 1.0.  Additionally, we, as guarantor, must comply with financial covenants substantially similar to those contained in the credit facility discussed above.

Additionally, we have an accounts receivable securitization facility of up to $100 million under which $34 million was outstanding as of March 31, 2003. This facility is available until November 2004. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our unsecured debt rating could cause an amortization event under this facility.

As of March 31, 2003, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtedness, see the information included in Outlook: Issues and Uncertainties, under the captions “Our substantial debt could have important consequences” and “The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings.”

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

Significant changes in our balance sheet from December 31, 2002 to March 31, 2003, include an increase of $45.5 million in accounts receivable due to typical seasonal increases in sales volume and prices; a increase of $21.3 million in inventories due to typical seasonal increases. Additionally, timber and timberlands declined due to the sale of certain timberlands associated with our divesture program. Long-term assets of discontinued operations decreased significantly due to the sale of several facilities.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $122.6 million at March 31, 2003, of which $20.0 million is estimated to be payable within one year.  As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates.  The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.  Contingency related payments totaled $5.4 million for the first three months of 2003.

POTENTIAL IMPAIRMENTS

We have a continuing financial interest in Samoa Pacific Cellulose LLC  (SPC) in the form of various classes of preferred equity interests retained inventory.  Additionally, we have agreed to provide SPC a $14.5 million (at March 31, 2003) credit facility secured by working capital. At March 31, 2003, the $13.8 million balance of this receivable exceeded the book value of the underlying collateral by $11 million.  Due to weak pulp markets, SPC has incurred substantial losses from operations and the loss of a major customer.   While we currently believe that amounts due to it from SPC are recoverable, management continues to closely monitor SPC’s operating results and financial condition and it is possible that we may be required to record further impairment charges related to SPC in the future. The collectibility of the amounts due to us from SPC is dependent in part on a recovery in the market for commodity pulp products. Although we believe that recovery in pulp pricing will ultimately occur, there can be no assurance that the timing or extent of a recovery would be sufficient to assure collection of these amounts. SPC has recently notified us that they intend to implement a reorganization plan.  We do not know all of the details of any such plan, but it is possible that such reorganization, if implemented, could be detrimental to our ability to collect the amounts owed to it by SPC.  We will continue to evaluate the collectibility of these amounts as it becomes aware of and evaluates further details of SPC’s plans and intentions.  In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become our liabilities. We have not recorded an accrual for these liabilities, as we do not believe it is probable that these liabilities will be incurred. However it is possible that we may be required to record such an accrual in the future.

We continue to review several mills and projects for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate from March 31, 2003 levels or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

Our Canadian subsidiaries have arrangements with the Canadian provincial governments which give its subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber system. This will not affect our softwood timber licenses associated with its OSB facilities in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, we are unable to predict what effects these changes will have on future operations. The B.C. government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements (including roads and bridges).

As part of the acquisition of the assets of Evans Forest Products (Evans) in 1999, we allocated a portion of the purchase price to these timber licenses based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition. As a result of the change in the enacted timber license structure and integral relationship between these licenses and the acquired operations, we will be required to complete an impairment test, once the compensation has been determined, on these operations to determine what, if any, impairment is required.

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

We have a high degree of product concentration. OSB accounted for almost 40% of our revenues during first quarter 2003, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future.  Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB and Structural Framing products could constrain our operating margins for the foreseeable future. According to the Resource Information Systems, Inc (RISI), an industry trade association, total North American OSB annual production capacity increased by about 1 billion square feet in 2002 on a 3/8-inch equivalent basis and is projected to increase by approximately 5.8 billion square feet in the 2003 to 2007 period.  RISI has projected that total North American demand for OSB will increase by about 6.5 billion square feet during the same 2003 to 2007 period.  If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.  Additionally, RISI reports in 2002, lumber capacity was 76.3 million board feet as compared to a demand for 65.4 million board feet. For LVL, reported capacity was 81 million cubic feet with demand of 68 million cubic feet. For I-Joist, reported capacity was 1.4 billion lineal feet with demand of 1 billion lineal feet. If future demand for LVL, I-joist and lumber do not increase to meet capacity, structural framing products could have constrained operating margins for the foreseeable future.

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

We are involved in various environmental matters and legal proceedings.  The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings.  These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs.  We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount.  However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties.  We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly.  However, no estimate of the range of any such change can be made at this time.  At March 31, 2003, the estimated approved but unpaid claims under the settlement agreement relating to the class action settlement of our national OSB siding litigation, exceeded the sum of the then-current balance of the related settlement fund and our remaining mandatory contributions to the related settlement fund by approximately $55 million.  Consequently, the actual costs we ultimately incur may vary significantly from the estimated costs reflected in our contingency reserves depending on our ability to settle these liabilities at discounted amounts.  Moreover, we may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established.  We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

We do not maintain insurance for losses to our standing timber from natural disasters or other causes. The volume and value of timber that can be harvested from our lands or that we may purchase from other sources may be limited by natural disasters such as fire, insect infestation, disease, ice storms, flooding and other weather conditions and other causes.  The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.  As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

Our substantial debt could have important consequences.  As of March 31, 2003, we had consolidated debt of approximately $1.1 billion of which $354 million is secured by notes receivable. This level of indebtedness which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonable terms, if at all; and (4) increase our vulnerability to adverse economic and industry conditions.

The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings. Among other things, the covenants require us to comply with or maintain certain financial tests and ratios and restrict our ability to: (1) incur debt; (2) incur liens; (3) redeem and/or prepay debt; (4) make acquisitions; (5) make investments, including loans and advances; (6) make capital expenditures; (7) engage in mergers, consolidations or sales of assets; (8) engage in transactions with affiliates; and (9) pay dividends or engage in stock redemptions. Our ability to comply with these covenants is subject to various risks and uncertainties, and events beyond our control that could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, a substantial portion of our debt. Even if we are able to comply with the applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. In addition, specified downgrades in our credit ratings could increase our costs of borrowing and, in the case of our accounts receivable securitization facility, a one-level downgrade by a particular rating agency could (after the passage of six months time or upon downgrade by another rating agency) result in an amortization event and trigger cross-defaults which could result in the acceleration of the maturity of a substantial portion of our debt.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2003, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.9 million annually.

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

As of March 31, 2003, we had $851 (Canadian) million in intercompany debt between our U.S. and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a permanent tax difference. For each  $.01 change in the exchange rate, our tax expense changes by $3.3 million.

Most of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. Significant commodity products we sell include OSB and lumber. For OSB, with an annual capacity volume of 5.8 billion square feet (3/8” basis) or 5.0 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.0 million. For lumber, with an annual volume of 1.2 billion board feet, a $1 change in the annual average price would change annual pre-tax profits by $1.2 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-14 (c) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

	Quarter Ended March 31,
	2003	2002

Oriented strand board, million square feet 3/8” basis	1,289	1,360

Lumber, million board feet	300	291

Composite wood siding, million square feet 3/8” basis	207	187

Engineered I-Joist, million lineal feet	21	18

Laminated veneer lumber (LVL), thousand cubic feet	2,204	2,016

Composite Decking, million lineal feet	7,982	2,676

Vinyl Siding, squares	555	483

(1)  Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet or, in the case of lumber, 1,000 board feet.

	OSB	Lumber
	N. Central 7/16” Basis	Framing Lumber Composite Prices
Annual Average
1993	$236	$394
1994	265	405
1995	245	337
1996	184	398
1997	142	417
1998	205	349
1999	260	401
2001	132	284
2002 1st Qtr Avg.	165	316
2003 1st Qtr Avg.	176	283

Source:  Random Lengths

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain environmental matters and legal proceedings involving us are discussed below. Additional environmental matters and legal proceedings involving us are discussed in Item 7, Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2002.

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

Siding Matters

Settlement agreements relating to a nationwide class action suit involving OSB Siding manufactured by us and installed prior to January 1, 1996 and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by us in 1999 and installed prior to May 15, 2000, were approved by the applicable courts in 1996 and 2000.  We continue to have payment and other obligations under the nationwide OSB and hardboard siding settlements.  Additional information regarding these matters is set for under the caption “Legal and Environmental Matters” in Item 2 of Part I of this report. Such additional information is incorporated herein by reference.

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action referred to above permanently enjoined the Minnesota state court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement.  Lester’s has appealed this injunction to the Ninth Circuit Court of Appeals.  Subsequently, on January 27,2003, the Minnesota state court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. We believe that the judgment is erroneous in significant respects and have filed a Notice of appeal in the Minnesota State Court of Appeals. Based upon the information currently available, we believe that any exposure related to this case is adequately covered under our reserves and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Nature Guard Cement Shakes Matters

We were named in four putative class actions filed in California and one putative class action filed in the state of Washington:  Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001;  Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001;  Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001;  Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001.  The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court.  The coordinated case was assigned to the Superior Court for Stanislaus County, California.  On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases.  The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint.   As a result, the separate actions filed by those individuals have been dismissed. On November 5, 2002, the court granted plaintiffs’ Motion for Class Certification.  The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing.  The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.  The Court dismissed plaintiffs claims for breach of implied warranty and violation of the Consumer Legal Remedies Act.

We no longer manufacture or sell fiber cement shakes. We believe that we have substantial defenses to the foregoing actions and intend to vigorously defend the matter. At the present time, we cannot predict the potential financial impact of this matter.

Retirement Plan Matters

We and certain of our officers, were named as defendants in a putative class action filed in United States District Court for the District of Oregon, captioned In re: Louisiana-Pacific Corporation ERISA litigation.  The action was filed on behalf of a purported class of persons who are participants and beneficiaries of the Louisiana-Pacific Corporation Hourly and Salaried 401(k) and Profit Sharing Plans (the “Plans”).  Plaintiffs generally allege breaches of fiduciary duty and violations of disclosure requirements and obligations under the Employee Retirement Income Security Act (“ERISA”) in relation to investments in our common stock acquired or held through the Plan.  Plaintiffs seek compensatory damages, equitable and injunctive relief and a declaration that the defendants violated duties, obligations and responsibilities imposed upon them as fiduciaries and co-fiduciaries and the disclosure requirements under ERISA. As of April 25, 2003, we were dismissed from this action so only certain officers and former officers remain defendants in this putative class action. We are obligated to indemnify the officers and former officers. We believe that the allegations are without merit and we intend to defend the matter vigorously.  Based upon the information currently available, we believe that the resolution of this matter will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 12 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data, in our annual report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)         Exhibits

10.21              Executive Loan Program, as amended and restated March 25, 2003.

99.1      Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter 2003.

SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: May 1, 2003	By: /s/ Mark A. Suwyn
Mark A. Suwyn
Chairman and Chief Executive Officer

Date: May 1, 2003	By: /s/ Curtis M. Stevens
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ Mark A. Suwyn
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ Curtis M. Stevens
Curtis M. Stevens