Form 10-Q
period 2003-06-30
LOUISIANA PACIFIC CORP
filed 2003-08-13
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-.2 of the Exchange Act).Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 104,607,444 shares of Common Stock,

$1 par value, outstanding as of July 26, 2003.

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

•                  changes in exchange rates between the US dollar and other currencies, particularly the Canadian dollar and the Chilean peso;

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

ABOUT THIRD PARTY INFORMATION

In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, US government sources and other third parties. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

Item 1.           Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Sales	$478.5	$432.3	$891.6	$821.5

OPERATING COSTS AND EXPENSES
Cost of sales	376.9	339.0	712.9	639.4
Depreciation, amortization and cost of timber harvested	32.1	32.4	65.0	68.7
Selling and administrative	39.9	36.7	76.5	70.5
(Gain) loss on sale or impairment of long lived assets	(29.2)	(5.8)	(41.7)	(4.2)
Other operating credits and charges, net	25.4	1.5	25.4	(0.4)
Total operating costs and expenses	445.1	403.8	838.1	774.0

Income (loss) from operations	33.4	28.5	53.5	47.5

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	0.2	(0.8)	(1.7)	(1.1)
Interest expense	(22.3)	(24.4)	(45.2)	(48.2)
Interest income	8.0	7.8	15.8	15.7
Total non-operating income (expense)	(14.1)	(17.4)	(31.1)	(33.6)

Income (loss) before taxes, minority interest, and equity in earnings of unconsolidated affliates	19.3	11.1	22.4	13.9
Provision (benefit) for income taxes	10.0	4.3	11.1	8.4

Equity in (income) loss of unconsolidated affliates	0.4	(0.5)	0.4	(1.4)
Minority interest in net income (loss) of consolidated subsidiary	—	(0.2)	—	(0.7)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	8.9	7.5	10.9	7.6

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(42.3)	(33.4)	(43.2)	(42.8)
Provision (benefit) for income taxes	(16.2)	(12.7)	(16.5)	(16.3)
Income (loss) from discontinued operations	(26.1)	(20.7)	(26.7)	(26.5)

Income (loss) before cumulative effect of change in accounting principle	(17.2)	(13.2)	(15.8)	(18.9)

Cumulative effect of change in accounting principle, net of tax	—	—	0.1	(3.8)

Net income (loss)	$(17.2)	$(13.2)	$(15.7)	$(22.7)

Net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.09	$0.07	$0.10	$0.07
Income (loss) from discontinued operations	(0.25)	(0.20)	(0.25)	(0.26)
Cumulative effect of change in accounting principle	—	—	—	(0.03)
Net Income (Loss) Per Share - Basic and Diluted	$(0.16)	$(0.13)	$(0.15)	$(0.22)

Average shares of common stock outstanding - Basic	104.6	104.6	104.6	104.6
- Diluted	105.1	104.7	104.9	104.6

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$158.0	$137.3
Receivables	139.3	99.3
Inventories	166.2	163.5
Prepaid expenses	14.4	11.3
Deferred income taxes	46.2	38.6
Current assets of discontinued operations	14.5	41.3
Total current assets	538.6	491.3

Timber and timberlands
Forest licenses intangible assets	95.3	97.3
Deposits and other	15.4	15.1
Timber and timberlands held for sale	278.1	377.5
Total timber and timberlands	388.8	489.9

Property, plant and equipment	1,786.7	1,770.1
Accumulated depreciation	(981.0)	(928.6)
Net property, plant and equipment	805.7	841.5
Goodwill	276.7	276.7
Other intangible assets, net of amortization	26.9	29.9
Notes receivable from asset sales	403.9	403.9
Assets transferred under contractual arrangement	—	29.1
Restricted cash	92.8	46.8
Other assets	120.3	63.9
Long-term assets of discontinued operations	54.8	100.2
Total assets	$2,708.5	$2,773.2

LIABILITIES AND EQUITY
Current portion of long-term debt	$1.1	$35.3
Accounts payable and accrued liabilities	215.7	211.1
Current portion of contingency reserves	40.0	20.0
Total current liabilities	256.8	266.4

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	643.8	673.6
Total long-term debt, excluding current portion	1,040.3	1,070.1

Contingency reserves, excluding current portion	85.3	106.1
Liabilities transferred under contractual arrangement	—	15.3
Deferred income taxes and other	342.6	309.1

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	447.8	446.8
Retained earnings	730.1	745.8
Treasury stock	(228.4)	(230.2)
Accumulated comprehensive loss	(82.9)	(73.1)
Total stockholders’ equity	983.5	1,006.2
Total liabilities and equity	$2,708.5	$2,773.2

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15.7)	$(22.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	69.9	83.9
(Gain) loss on sale or impairment on long-lived assets	(24.8)	23.2
Other operating credits and charges, net	35.4	3.1
Unrealized loss on foreign currency	10.0	3.7
Increase in contingency reserves	8.4	2.2
Cash settlements of contingencies	(8.0)	(24.8)
Cumulative effect of change in accounting principle	(0.1)	6.3
Other adjustments	(3.0)	(10.6)
Increase in certain working capital components and deferred taxes	(24.8)	(3.2)
Net cash provided by operating activities	47.3	61.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(25.9)	(15.5)
Proceeds from timber & timberland sales	54.1	1.1
Proceeds from asset sales	30.2	19.5
Increase in restricted cash from asset sales	(46.0)	—
Return of capital from unconsolidated subsidiary	27.1	—
Other investing activities, net	(1.8)	5.9
Net cash provided by investing activities	37.7	11.0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under revolving credit facilities	(30.0)	(32.0)
Long term borrowings	—	17.1
Repayment of long-term debt	(37.1)	(17.0)
Other financing activities, net	1.5	(4.2)
Net cash used in financing activities	(65.6)	(36.1)

EFFECT OF EXCHANGE RATE ON CASH:	1.3	0.1

Net increase in cash and cash equivalents	20.7	36.1
Cash and cash equivalents at beginning of period	137.3	61.6

Cash and cash equivalents at end of period	$158.0	$97.7

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

These accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments except other operating credits and charges, net and (gain) loss on sale or impairment of long lived assets referred to in Notes 13 and 14) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - RECLASSIFICATIONS

Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  Certain prior period amounts have been reclassified to conform to the current period presentation.  As a result of LP’s divestiture plan announced in 2002 and modified in 2003, LP’s previously reported consolidated financial statements have been restated to present the operations to be divested as discontinued operations separate from continuing operations in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additionally, as a result of the divestiture plan, LP modified its segment reporting under SFAS No. 131, “Disclosures about Segments of Enterprise and Related Information” to change structural framing products to engineered wood products (EWP) as a result of the presentation of a significant portion of the lumber operations as discontinued.

NOTE 3 – SECURITIZATION

LP sold timber and timberland during the second quarter of 2003 in various transactions for $25.4 million cash and $81.3 million notes receivable due in 2018 with variable interest rates.  The notes receivable and related letters of credit were contributed by LP to a Qualified Special Purpose Entity (QSPE) and accounted for under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The QSPE pledged the notes receivable as security for $27.7 million of QSPE borrowings prior to the end of the quarter and $45.3 million of borrowings subsequent to the end of the quarter.  The QSPE distributed $27.1 million of the borrowing proceeds to LP as a return of capital prior to the end of the quarter and $44.9 million after the end of the quarter. The principle amount of the QSPE’s borrowings is equal to approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE.  LP’s retained interest, in the form of an investment in the QSPE, is classified in “Other assets” in the non-current assets in the accompanying condensed consolidated balance sheet as of June 30, 2003. We estimate fair value of the retained interests based upon the present value of expected future cash flows, which are subject to the prepayment risks, expected credit losses and interest rate risks of the contributed financial assets.

In accordance with SFAS NO. 140, the QSPE is not included in LP’s consolidated financial statements and the assets pledged and liabilities of the QSPE are not reflected on LP’s condensed consolidated balance sheet. The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors (except to the extent of LP’s retained interest, if any, remaining after the claims of the QSPE’s creditors are satisfied.  In general, the creditors to the QSPE have no recourse to LP’s assets, other than LP’s retained interest.  However, under certain circumstances, LP may be liable for certain liabilities of the QSPE in a maximum amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities which were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) be excluded from the calculation of diluted earnings per share for the years in which losses from continuing operations are reported because the effect is anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

Dollar and share amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Income attributed to common shares:
Income from continuing operations	$8.9	$7.5	$10.9	$7.6
Income from discontinued operations	(26.1)	(20.7)	(26.7)	(26.5)
Cumulative effect of change in accounting principle	—	—	0.1	(3.8)
Net income (loss)	$(17.2)	$(13.2)	$(15.7)	$(22.7)

Denominator:
Basic - weighted average common shares outstanding	104.6	104.6	104.6	104.6
Dilutive effect of employee stock plans	0.5	0.1	0.3	—
Diluted shares outstanding	105.1	104.7	104.9	104.6

Basic earnings per share:
Income (loss) from continuing operations	$0.09	$0.07	$0.10	$0.07
Income (loss) from discontinued operations	(0.25)	(0.20)	(0.25)	(0.26)
Effect of change in accounting principle	—	—	—	(0.03)
Net income (loss)	$(0.16)	$(0.13)	$(0.15)	$(0.22)

Diluted earnings per share:
Income (loss) from continuing operations	$0.09	$0.07	$0.10	$0.07
Income (loss) from discontinued operations	(0.25)	(0.20)	(0.25)	(0.26)
Effect of change in accounting principle	—	—	—	(0.03)
Net income (loss)	$(0.16)	$(0.13)	$(0.15)	$(0.22)

Stock options to purchase approximately 5.9 million shares at June 30, 2003 and 6.3 million shares at June 30, 2002 were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts.

NOTE 5 – STOCK-BASED COMPENSATION

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 9 of the Notes to the financial statements included in Item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of LP’s stock plans. The following table illustrates the effect on net income (loss) and loss per share if LP had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Dollars amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(17.2)	$(13.2)	$(15.7)	$(22.7)

Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	0.7	0.3	1.1	0.4

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.3)	(1.3)	(2.6)	(2.5)
Pro forma net income (loss)	$(17.8)	$(14.2)	$(17.2)	$(24.8)
Net income (loss) per share—basic and diluted, as reported	$(0.16)	$(0.13)	$(0.15)	$(0.22)
Net income (loss) per share—basic and diluted, pro forma	$(0.17)	$(0.14)	$(0.16)	$(0.24)

NOTE 6 – INVENTORIES

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

Dollar amounts in millions
	June 30, 2003	December 31, 2002

Logs	$26.4	$29.3
Other raw materials	28.8	29.0
Finished products	102.0	94.3
Supplies	10.8	12.7
LIFO reserve	(1.8)	(1.8)
Total	$166.2	$163.5

Inventory included in current assets of discontinued operations
Logs	$18.1	$45.2
Other raw materials	3.2	5.1
Finished products	18.0	20.4
Supplies	2.3	3.9
LIFO reserve	(27.1)	(33.3)
Total	$14.5	$41.3

The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining LIFO inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year.

NOTE 7 - GOODWILL

Goodwill by operating segment is as follows:

Dollar amounts in millions

	OSB	Composite Wood Products	Plastic Building Products	Total
Balance as of December 31, 2002	$232.5	$33.6	$10.6	$276.7

Goodwill acquired	—	—	—	—
Impairments recorded	—	—	—	—

Balance as of June 30, 2003	$232.5	$33.6	$10.6	$276.7

NOTE 8 – INTANGIBLE ASSETS

LP has recorded intangible assets (other than goodwill) in its Condensed Consolidated Balance Sheets, as follows:

Dollar amounts in millions

	June 30, 2003	December 31, 2002
Forest licenses (recorded as part of Timber and Timberlands)	$95.3	$97.3

Forest licenses (recorded as part of Long-Term Assets of Discontinued Operations)	0.5	1.2

Goodwill associated with equity investment in GreenFiber	16.4	16.4
SFAS No. 87 pension intangible asset	7.5	9.0
Other intangible assets	3.0	4.5
	26.9	29.9

Total intangible assets	$122.7	$128.4

Included in the balance of timber and timberlands and long-term assets of discontinued operations are values allocated to Canadian forest licenses in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of the acquisitions). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the original life of the license. Activity during the first six months of 2003 was as follows:

Dollar amounts in millions	OSB	Engineered Wood Products	Other	Total
Balance as of December 31, 2002	$77.7	$15.8	$3.8	$97.3

Amortization during the year	(1.3)	(0.6)	(0.1)	(2.0)

Balance as of June 30, 2003	$76.4	$15.2	$3.7	95.30

Annual estimated amortization for each of the next five years is $4.8 million per year.

Additionally, LP has goodwill of $16.4 million associated with GreenFiber, an equity method investee. This amount is included in the line item “Other assets” on LP’s condensed consolidated balance sheet as of June 30, 2003 and December 31, 2002.

NOTE 9 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses, and included such businesses as discontinued operations. Although LP plans to divest its remaining fee timber assets, the operations associated with these assets are not reported as discontinued operations due to the nature of these assets.  In 2003, LP announced further divestures of its remaining lumber mills as well as an interior hardboard panel operation.

Sales and operating income (loss) for these businesses are as follows:

Dollar amounts in millions	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002

Sales	$87.5	$212.7	$189.1	$396.5

Income (loss) from discontinued operations	$(42.3)	$(33.4)	$(43.2)	$(42.8)

Included in income (loss) from discontinued operations for the quarter and six months ended June 30, 2003 is a gain of $6.2 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

In the first quarter of 2002, LP recorded a loss of $6.0 million associated with impairment charges on assets held for sale and a net gain of $2.2 million from business interruption insurance recoveries related to incidence at facilities that occurred in past years. Additionally, LP recorded a gain of $2.7 million to reflect the changes in the estimated fair value of several energy contracts since December 31, 2001.

In the second quarter of 2002, LP recorded a loss of $19.6 million associated with impairment charges on assets held for sale; a loss of $3.9 million on severance accrued as part of the recently announced divestiture plan; a loss of $6.4 million related to curtailment expense on a defined benefit pension plan associated with the expected divestitures; a gain of $0.6 million to reflect the changes in the estimated fair value of several energy contracts since March 31, 2002; and a net gain of $0.4 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

In the first quarter of 2003, LP recorded a gain of $7.5 million on the sale of various assets previously held for sale and a loss of $0.5 million related to severance charges.

In the second quarter of 2003, LP recorded a loss of $2.5 million related to curtailment expense on a defined benefit pension plan associated with the expected divestitures; a loss of $15.0 million related to an operating lease associated with a mill that has been permanently closed (in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”); a loss of $1.4 million related to a timber contract associated with a closed mill; and impairment charges of $24.4 million on assets held for sale.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002 are as follows:

Dollar amounts in millions	June 30, 2003	December 31, 2002

Inventories	$14.5	$41.3

Timber and Timberlands	6.8	6.3

Property, plant and equipment	140.1	231.3
Accumulated depreciation	(92.1)	(137.4)
Net, property, plant and equipment	48.0	93.9

Total long-term assets of discontinued operations	54.8	100.2

Total assets of discontinued operations	$69.3	$141.5

NOTE 10 – INCOME TAXES

The preparation of interim financial statements requires the estimation of LP’s effective income tax rates based on estimated annual amounts of taxable income and expenses by income component for the year. This rate is applied to year-to-date income or loss at the end of each quarter. For the six months ended June 30, 2003, the primary differences between the statutory rate on continuing operations and the calculated rate relates to differences associated with non-deductible foreign currency exchange losses on certain inter-company debt that is denominated in Canadian dollars.

The components and associated estimated effective income tax rates applied to each period are as follows:

Dollar amounts in millions	Quarter Ended June 30,
	2003		2002
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$10.0	53%	$4.3	36%
Discontinued operations	(16.2)	38%	(12.7)	38%
	$(6.2)	26%	$(8.4)	39%

	Six Months Ended June 30,
	2003		2002
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$11.1	50%	$8.4	53%
Discontinued operations	(16.5)	38%	(16.3)	38%
Cumulative effect of accounting change	0.1	38%	(2.5)	38%
	$(5.3)	26%	$(10.4)	31%

NOTE 11 – REVOLVING CREDIT AGREEMENTS

In February 2003, LP amended its secured revolving credit facility to facilitate its divestiture and debt reduction plan. Among other things, this amendment extended the expiration date to July 2004 from January 2004 and adjusted the covenant requiring minimum levels of earnings, before interest, taxes, depreciation, depletion and amortization (EBITDDA), as defined.

NOTE 12 – COMPREHENSIVE INCOME

Components of comprehensive income (loss) for the periods include:

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$(17.2)	$(13.2)	$(15.7)	$(22.7)

Foreign currency translation adjustment	0.8	(0.1)	0.7	(0.8)
Minimum pension liability adjustment	(11.2)	—	(11.2)	—
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedge instrument	(0.4)	—	0.6	—
Other	—	—	0.1	(0.1)
Change in accumulated comprehensive loss	(10.8)	(0.1)	(9.8)	(0.9)

Comprehensive income (loss)	$(28.0)	$(13.3)	$(25.5)	$(23.6)

NOTE 13 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Condensed Consolidated Statements Of Income for the quarter and six months ended June 30 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Additions to product related contingency reserves	$(6.7)	$—	$(6.7)	$—
Additions to environmental contingency reserves	(2.7)	—	(2.7)	—
Insurance recoveries	—	—	—	1.9
Loss related to assets and liabilities transferred under contractual arrangement	(16.0)	—	(16.0)	—
Severance charges	—	(1.5)	—	(1.5)
	$(25.4)	$(1.5)	$(25.4)	$0.4

In the first quarter of 2002, LP recorded a net gain of $1.9 million ($1.1 million after taxes, or $0.01 per diluted share) from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

In the second quarter of 2002, LP recorded a loss of  $1.5 million ($0.9 million after tax, or $.01 per share) on severance accrued as part of the divestiture plan.

In the second quarter of 2003, LP recorded a loss of $16.0 million ($9.8 million after taxes, or $0.15 per share) related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific Cellulose, LLC (see Footnote 18 for further discussion); a loss of $6.7 million ($4.1 million after taxes, or $0.04 per share) from increases in product related contingency reserves associated with the nationwide siding class action settlement and a loss of $2.7 million ($1.6 million after taxes, or $0.01 per diluted share) associated with  an increase in environmental reserves at our Ketchikan Pulp Company operations.

NOTE 14 – (GAINS) LOSSES ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of  “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements Of Income for the quarter and six months ended June30 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Gain on sales of timber	$29.3	$—	$41.8	$—
Gain (loss) on other long-lived assets	(0.1)	7.1	(0.1)	7.1
Impairment charges on fixed assets	—	(1.3)	—	(2.9)
	$29.2	$5.8	$41.7	$4.2

In the first quarter of 2002, LP recorded a loss of $1.6 million ($1.0 million after taxes, or $0.01 per diluted share) associated with impairment charges on assets held.

In the second quarter of 2002, LP recorded a loss of $1.3 million ($0.8 million after taxes, or $0.01 per diluted share) associated with impairment charges on assets held and a gain of $7.1 million ($4.3 million after taxes, or $0.04 per diluted share) on the sale of certain assets.

In the first quarter of 2003, LP recorded a gain of $12.5 million ($7.7 million after taxes, or $0.07 per diluted share) associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan.

In the second quarter of 2003, LP recorded a gain of $29.3 million ($17.9 million after taxes, or $0.17 per diluted share) associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan and a loss of $0.1 million ($0.1 million after taxes, or $0.00 per diluted share) associated with the sale of certain other assets.

NOTE 15 – OTHER INFORMATION

The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption “Legal Proceedings” is incorporated herein by reference.

NOTE 16 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for LP beginning January 1, 2003. As part of this implementation, LP recognized a gain of $0.2 million (before taxes). This change was primarily associated with the treatment of the monitoring costs on closed landfills and timber reforestation obligations associated with LP’s timber licenses in Canada.

During the first quarter of 2002, LP implemented SFAS No. 142, “Goodwill and other intangible assets.” As part of the initial implementation, LP determined that $6.3 million (before taxes) of goodwill reported in the Engineered Wood Products business was impaired as of January 1, 2002 based upon the net present value of the estimated future cash flows.

These charges were recorded in the line item “cumulative effect of change in accounting principles” as of January 1, 2003 and 2002.

NOTE 17 – SELECTED SEGMENT DATA

Operating Results:

Dollar amounts in millions	Quarter Ended June 30,			Six Months Ended June 30,
	2003	2002	% change	2003	2002	% change

Net sales:
OSB	$229.2	$194.8	18	$423.5	$383.6	10
Composite Wood Products	100.8	101.8	(1)	189.5	188.1	1
Plastic Building Products	57.6	43.7	32	100.2	73.8	36
Engineered Wood Products	72.8	67.8	7	137.3	121.3	13
Pulp	—	0.6	(100)	—	0.7	(100)
Other	25.6	40.1	(36)	52.4	84.0	(38)
Less: Intersegment sales	(7.5)	(16.5)	(55)	(11.3)	(30.0)	(62)
	$478.5	$432.3	11	$891.6	$821.5	9

Operating profit (loss):
OSB	$37.1	$25.0	48	$50.9	$48.1	6
Composite Wood Products	10.5	17.6	(40)	20.2	28.4	(29)
Plastic Building Products	6.1	1.3	369	9.3	2.0	365
Engineered Wood Products	(1.1)	2.0	(155)	(2.1)	4.3	(149)
Pulp	—	(2.3)	100	—	(3.6)	100
Other	(1.0)	1.9	(153)	2.3	5.7	(60)
Other operating credits and charges, net	(25.4)	(1.5)	(1593)	(25.4)	0.4	(6450)
Gain (loss) on sale or impairment of long-lived assets	29.2	5.8	403	41.7	4.2	893
General corporate and other expenses, net	(21.8)	(22.1)	1	(45.1)	(43.1)	(5)
Interest income (expense), net	(14.3)	(16.6)	14	(29.4)	(32.5)	10
Income (loss) before taxes, minority interest and equity in earnings of unconsolidated subsidiary	$19.3	$11.1	74	$22.4	$13.9	61

Depreciation, Amortization and Cost of Timber Harvested (continuing operations)

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

OSB	$17.3	$18.0	$36.0	$38.9
Composite Wood Products	4.3	4.1	8.4	8.1
Plastic Building Products	1.9	1.6	3.6	2.9
Engineered Wood Products	3.6	4.1	7.6	8.3
Pulp	—	—	—	—
Other	2.2	2.1	4.2	5.2
Non segment related	2.8	2.5	5.2	5.3
	$32.1	$32.4	$65.0	$68.7

NOTE 18 – POTENTIAL IMPAIRMENTS

LP continues to review several mills and projects for potential impairments. Management currently believes that it has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for LP’s products deteriorate from June 30, 2003 levels or should LP decide to invest capital in alternative projects, it is possible that LP will be required to record further impairment charges.

LP also reviews from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant circumstances. Because a determination to dispose of particular assets can require management to estimate the net sales proceeds and transaction structure expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, LP may be required to record impairment charges in connection with decisions to dispose of assets.

As part of the sale of LP’s Samoa, California pulp mill to Samoa Pacific Cellulose LLC (SPC), there are several contingent liabilities (primarily concerning environmental remediation) associated with these operations that, under certain circumstances, could become LP’s liabilities. LP has not fully recorded an accrual for these liabilities, as LP does not believe it is probable that these liabilities will be incurred. However it is possible that LP may be required to record such an accrual in the future.  SPC has continued to generate significant losses and is currently attempting to implement a reorganization plan.  Subsequent to quarter end, LP received a notice of foreclosure from one of SPC's significant creditors.  LP does not know all of the details of any such plan or foreclosure, but it is possible that such reorganization or foreclosure, if implemented, could be detrimental to LP’s position regarding these contingent liabilities.

LP’s Canadian subsidiaries have arrangements with various Canadian provincial governments which give its subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber system. This will not affect LP’s softwood timber licenses associated with its OSB facilities in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, LP is unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements (including roads and bridges).

As part of the acquisition of the assets of Evans Forest Products in 1999, LP allocated a portion of the purchase price to these timber licenses based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition. As a result of the change in the enacted timber license structure and integral relationship between these licenses and the acquired operations, LP will be required to complete an impairment test, once the compensation has been determined, on these operations to determine what, if any, impairment is required.

NOTE 19 – CONTINGENCIES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions that we operate. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions
	June 30, 2003	December 31, 2002

Environmental reserves	$22.8	$25.7
OSB siding reserves	41.6	39.0
Hardboard siding reserves	48.8	49.6
Other	12.1	11.8
Total contingencies	125.3	126.1
Current portion contingencies	(40.0)	(20.0)
Long term portion contingencies	$85.3	$106.1

OSB and Hardboard Siding Reserves

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

NOTE 20 – GUARANTEES AND INDEMNIFICATIONS

LP is party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability.

Additionally, in connection with certain sales of assets and divestures of businesses, LP has agreed to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer or such related parties with respect to 1) the representations and warranties made to the buyer by LP in connection with the sales and 2) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities and other liabilities not assumed by the buyer.

Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed at the time of the sale. These liabilities are accrued for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of the indemnity agreements summarized below, which resulted from significant asset sales and divestures in recent years.

•                  In connection with various sales of LP’s timberlands, LP has agreed to indemnify the various buyers with respect to losses resulting from breaches of limited representations and warranties contained in these agreements.  These indemnities, which LP believes are significantly narrow, generally are not capped at a maximum potential liability and do not expire.

•                  In connection with the exchange of LP’s Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia Pacific Corporation in 2002, LP agreed to indemnify Georgia Pacific Corporation for certain losses resulting from breaches of LP’s representations and warranties contained in the exchange agreement.  LP is not required to pay under this indemnification obligation until claims against LP, on a cumulative basis exceed $500,000.  Upon exceeding this $500,000 threshold, LP is generally required to provide indemnification for any losses in excess of $500,000, up to a limit of $15 million.  This indemnification expires in September of 2007.

•                  In connection with the sale of LP’s particleboard mill at Missoula, MT to Roseburg Forest Products Co., LP provided a five-year indemnity for unknown environmental claims, capped at the purchase price of $17.7 million with a $1,000,000 deductible.  This indemnification expires in February of 2008.

•                  In connection with the sale of LP’s particleboard mill in Arcata, CA to Hambro Forest Products, LP has provided a 7-year indemnity without a cap for any claims arising out of the bone yard and an uncapped 1-year indemnity for remediation in James Creek beginning upon receipt of a No Further Action Letter (NFA) from state regulators.  The remediation work has been completed and the NFA is expected shortly.  The 7-year bone yard indemnity will expire in July of 2009.

•                  In connection with LP Canada Pulp Ltd’s sale of its pulp mill in Chetwynd, BC, Canada to Tembec, Ltd, LP guaranteed the indemnity for breach of warranties and representations and liabilities arising out of pre-closing operations for an indefinite period for liabilities and for 2 years for breaches of representations and warranties with a cumulative cap of $20 million Canadian.  Environmental liabilities are excluded as insurance was procured and is in place.

•                  In connection with the sale of LP’s pulp mill in Samoa, California in 2001, LP agreed to indemnify SPC for certain environmental issues arising out of the pre-closing operations, certain third party claims and claims related to exposure to asbestos by third parties. This indemnification is without a dollar limit for an indefinite period of time. LP also agreed to indemnify SPC for six years related to potential government imposed requirements for changes to the waste treatment process that is limited to $4.6 million. For all other items, the indemnity is for 5 years (or 3 years for specific breach of representations and warranties of the agreement) with a deductible of $100,000 capped at the purchase price. Additionally, LP has guaranteed a contractual liability for lease payments and a potential restoration of the certain California tidelands, should this be required by various state agencies. Under certain circumstances, LP may have the ability to offset the amount owed under these indemnities against amounts owed to it by SPC.

LP will record a liability related to specific indemnification when future payment is probable and the amount is reasonably estimable.

NOTE 21 – PENSION CURTAILMENT

During the second quarter of 2003, LP recorded a $2.5 million curtailment expense on its US defined benefit pension plans related to the expected divestitures of the lumber and interior hardboard operations. During the second quarter of 2002, LP recorded a similar charge of  $6.4 million ($2.0 million of which was reversed in the third quarter of 2002) related to the expected divestitures of the lumber, plywood, industrial panels and other businesses.  The amount was estimated by the plan’s actuaries and is recorded in the discontinued operations section of LP’s consolidated statements of income.

The discount rate used to calculate the curtailment charge at June 30, 2003 was 5.75%, compared to a discount rate used at the date of our last annual valuation on October 31, 2002 of 6.75%.  The use of a lower discount rate caused an increase in the actuarial value of the obligations of the plans.  Therefore, LP was required to record an accumulated comprehensive loss of $18.3 million ($11.2 million after taxes) and a corresponding increase of $15.2 million in pension liabilities and a decrease of $3.1 million in the intangible pension asset.

It is also possible that LP will be required to record a pension settlement expense for the same pension plan.  LP will be required to record additional expense under the settlement provisions of SFAS No. 88  “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits,” only if lump sum payouts to participants exceed the service and interest costs of the plan.  LP cannot currently predict the timing and amounts of such lump sum payouts and therefore has not recorded additional settlement expense.  The plan’s actuaries have estimated that the expense related to a settlement could be $8 million or more. The actual expense will depend on the timing and amounts of lump sum payouts.

NOTE 22 – SUBSEQUENT EVENTS

On July 8, 2003, LP announced it had entered into a definitive agreement to sell approximately 465,000 acres of timberland located in southeastern Texas. Molpus Woodlands Group, a timberland investment management organization based in Jackson, Miss., on behalf of an institutional investor, will manage the timberland. The transaction has an estimated net sales price of $285 million, subject to adjustments prior to closing, and is expected to close in the fourth quarter of 2003.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

Presented in Note 1 of Notes to financial statements included in item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002 is the discussion of our significant accounting policies.  While it is important to review and understand all of these policies when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $28.9 million higher if the LIFO inventories were valued at average cost.

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

Stock options. We have chosen to report our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or net loss would have been greater.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant estimates and judgments in the selection and application of accounting principles and methods.  For 2003, these significant accounting estimates and judgments include:

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

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities.  In making these judgments and assumptions we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.  At January 1, 2003, liabilities associated with closing, capping and monitoring landfills are accounted for as asset retirement obligations in accordance with SFAS No. 143.

Impairment of Long-Lived Assets.  We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the US, requires us to make judgments, assumptions and estimates.  In general, on assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

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

Asset Retirement Obligations.  As required by SFAS No. 143, we changed our method of accounting for certain asset retirement obligations as of January 1, 2003.  The net impact of this change was not material.  We included the costs of closing, capping and monitoring landfills, the costs of reforestation associated with certain of our Canadian timber supply agreements and the costs of potential requirements to remove certain assets in our asset retirement obligations.  In certain cases, we used a weighted-average probability of several alternative scenarios.  We did not include costs to remediate unintentional environmental contamination, whether caused by third parties or us, as these liabilities are accounted for under SFAS No. 5 and SOP 96-1.

Goodwill. As discussed in Note 1 of the Notes to the financial statements included in item 8 of LP’s Annual Report on Form 10-K, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite-life are no longer amortized. However, these indefinite life assets are tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test.  The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis.  In testing for potential impairment, the estimated fair value of the reporting unit, as determined based upon cash flow forecasts, is compared to the book value of the reporting unit. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

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

Pension Plans.  Most of our US employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP.  We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the US, which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary and wage levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions.  The amount of the additional minimum pension liability, recorded in Accumulated Comprehensive Loss on our consolidated balance sheet, is based on a comparison of the accumulated benefit obligation to the market value of plan assets on our valuation date of October 31 or an interim valuation date, when applicable.

RESULTS OF OPERATIONS

Our net loss for the second quarter of 2003 was $17.2 million, or $0.16 per diluted share, on sales of $478.5 million, compared to the second quarter 2002 net loss of $13.2 million, or $0.13 per diluted share, on sales of $432.2 million. For the second quarter of 2003, income from continuing operations was $8.9 million, or $0.09 per share compared to income from continuing operations of $7.5 million, or $0.07 per share for the second quarter of 2002. For the six month ended June 30, 2003, our net loss was $15.7 million, or $0.15 per diluted share, on sales of $891.6 million, compared to the six month period ended June 30, 2002 net loss of $22.7 million, or $0.22 per diluted share, on sales of $821.5 million. For the six months ended June 30, 2003,  income from continuing operations before cumulative effect of change in accounting prinicple was $10.9 million, or $0.10 per share compared to income from continuing operations before cumulative effect of change in accounting principle of $7.6 million, or $0.07 per share for the six month period ended June 30, 2002. All sales figures are from continuing operations only.

We operate in four segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products and Engineered Wood Products.  In prior periods, we also operated a Pulp segment. OSB is the most significant segment, accounting for more than 40% of sales during the first six months of 2003 and 2002. Our results of operations are discussed below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant.

OSB is a commodity product for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of OSB products will remain at current levels, or will increase or decrease in the future, because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. We are not able to determine to what extent, if any, we will be able to pass any future increase in the price of raw materials on to customers through product price increases.

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

OSB

Our OSB segment manufactures and distributes commodity OSB structural panels.

	Quarter Ended June 30,			Six Months Ended June 30,
	2003	2002	Change	2003	2002	Change
Sales	$229.2	$194.8	18%	$423.5	$383.6	10%
Operating profits	$37.1	$25.0	48%	$50.9	$48.1	6%

	Quarter Ended June 30 2003 versus 2002		Six Months Ended June 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Commodity OSB	23%	(4)%	15%	(4)%

OSB prices increased for the second quarter and six months ended June 30, 2003 as compared to the corresponding periods of 2002 due to strengthening market demand, structural panel downtime taken by several competitors during the first quarter of 2003 and slightly better weather in certain key construction markets in the country.

Compared to the second quarter and the six months ended June 30, 2002, the primary factors for increased operating profits was the increase in sales prices, which was partially offset by an increase in operating costs of 18% for the quarter and 16% for the six month period of 2003. The increase in operating costs was primarily due to increased wood, resin and energy costs and reductions in volume associated with the Chambord, Quebec mill strike as well as weather-related log outages at several mills.  Additionally, because of the strengthening Canadian dollar, operating results at our Canadian OSB mills were negatively affected due to increased Canadian dollar denominated costs when translated into US dollars.

COMPOSITE WOOD PRODUCTS

Our composite wood products segment produces and markets wood siding and related accessories, specialty hardboard products and specialty OSB.

	Quarter Ended June 30,			Six Months Ended June 30,
	2003	2002	Change	2003	2002	Change
Sales	$100.8	$101.8	-1%	$189.5	$188.1	1%
Operating profits	$10.5	$17.6	-40%	$20.2	$28.4	-29%

	Quarter Ended June 30 2003 versus 2002		Six Months Ended June 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

OSB-based exterior products	0%	11%	0%	15%
Commodity OSB	26%	(7)%	15%	5%
Hardboard	(8)%	(4)%	8%	(11)%

For both the second quarter and the six month period ended June 30, 2003, sales volume continued to increase in our OSB-based exterior products due to increased market penetration and brand awareness. Volumes in our hardboard siding and doorskin business declined due to reduced demand in one of our key markets and slackening demand elsewhere. Sales prices in the OSB-based exterior products remained flat over the comparable period. Selling prices increased in the hardboard siding and doorskin business primarily due to changing product mixes for the six month period. However due to additional warranty reserves (deduction from sales) accrued in the second quarter of 2003, average net sales prices for the second quarter of 2003 as compared to the same period of 2002 were lower.

During the second quarter and six month period ended June 30 of both 2003 and 2002, one of our specialty OSB facilities also produced commodity OSB. This commodity OSB volume declined over the second quarter of 2002 due to increased capacity utilization to produce OSB-based exterior products as a result of higher demand, however, commodity OSB volume increased over the six month period ended June 30, 2002 primarily due to increased production from our Chilean facility to produce OSB-based exterior products. See the discussion in OSB above for a discussion of changes in commodity OSB pricing.

Overall, the decline in operating results for our composite wood products segment for the second quarter and six month period ended June 30, 2003 compared to the same periods in the prior year primarily due to increased operating costs including higher wood, resin and energy costs. Also, the higher warranty reserve required in our hardboard business negatively impacted profitability. These increases in costs were partially offset by an increase in sales volume of our OSB-based siding and increased pricing in our commodity OSB products.

PLASTIC BUILDING PRODUCTS

Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking.

	Quarter Ended June 30,			Six Months Ended June 30,
	2003	2002	Change	2003	2002	Change
Sales	$57.6	$43.7	32%	$100.2	$73.8	36%
Operating profits	$6.1	$1.3	369%	$9.3	$2.0	365%

	Quarter Ended June 30 2003 versus 2002		Six Months Ended June 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Vinyl	7%	13%	8%	10%
Moulding	(4)%	(3)%	(2)%	(5)%
Decking	26%	83%	26%	167%

In our vinyl siding business, sales prices increased for the quarter and six month period ended June 30, 2003 as compared to the same periods in the prior year due to a new sales program with a significant new customer that started in the later part of 2002 which positively impacted the sales mix and a general price increase implemented to offset a portion of the increased cost of certain raw materials. Sales volume increased for the period due to increased market share.

In our mouldings product line, we saw a slight decline in unit shipments for the quarter and six month period ended June 30, 2003 as compared to the same periods in the prior year due to slower retail activity in the home centers.  Sales prices declined slightly due to competitive pricing pressure.

Operating results for our composite decking business improved significantly for the quarter and six month period ended June 30, 2003 over comparable periods in the prior year. Sales prices increased as a result of a general price increase instituted as of January 1, 2003 for all our decking products.  Our sales and production volumes also increased significantly as a result of continued marketing efforts to gain new customers that allowed us to run both of our decking facilities in 2003, while our Meridian plant was shutdown for a portion of 2002.

The results of operations in this segment improved significantly for the quarter and the six month period ended June 30, 2003 as compared to the same periods of the prior year due to improved selling prices and volumes in our composite decking products, while the increased production volumes reduced our per unit costs. The resulting improvements were partially offset by increased resin costs, the primary raw material for many of the products in this segment, increased energy costs and the impact of the strengthening Canadian dollar.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

	Quarter Ended June 30,			Six Months Ended June 30,
	2003	2002	Change	2003	2002	Change
Sales	$72.8	$67.8	7%	$137.3	$121.3	13%
Operating profits (losses)	$(1.1)	$2.0	-155%	$(2.1)	$4.3	-149%

	Quarter Ended June 30 2003 versus 2002		Six Months Ended June 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

LVL	5%	36%	2%	33%
I-joists	(5)%	3%	(5)%	5%

For the quarter and six months ended June 30, 2003, as compared to the same periods in 2002, I-Joists experienced a reduction in sales prices due to increased industry capacity while LVL showed an slight increase. Sales volumes for both product lines showed an increase for all periods due to the addition of several new distributors and an expanded presence with large builders.

The results of operations of our EWP segment declined primarily due to increases in raw material and operating costs as well as the impact of the strengthening Canadian dollar on the Canadian dollar denominated operating costs of our EWP facilities in British Columbia.

PULP

During 2002, we completed our exit of the pulp market with the sale of our remaining pulp mill in October of 2002.

OTHER PRODUCTS

Our other products category includes sales associated with plywood operations, wood chips, our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. Sales were significantly lower, with lower operating results for the second quarter and six months ended June 30, 2003 as compared to the same periods of 2002. The reduction in sales was primarily attributable to the sale of the Ireland operation in first quarter of 2002 and the elimination of our plywood sales operations. Sales of logs from our timberlands increased significantly as we sold our logs to external customers that previously were transferred  to our plywood operations that we divested in the third quarter of 2002.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the second quarter of 2003 as compared to 2002, general corporate expenses were relatively flat. For the six month period ended June 30, 2003 as compared to the comparable period in 2002, general corporate expense increased 5%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance and other expenses. The increase in the first six months of 2003 was primarily related to higher professional fees, insurance costs and increased marketing spending.

INTEREST, NET

Interest expense in the second quarter and six month period ended June 30, 2003 was slightly lower than the comparable periods in 2002 due to lower interest rates on variable debt and a lower average amount of debt outstanding.

DISCONTINUED OPERATIONS

Included in discontinued operations for the second quarter and six months ended June 30, 2003 and 2002 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the second quarter of 2003, these operations include lumber mills, an interior hardboard operation and a veneer mill. For the six month period ended June 30, 2003, these operations also include one remaining industrial panels facility.  For the first and second quarters of 2002, these operations included our US plywood, lumber and industrial panels mills, interior hardboard operations, wholesale operations and distribution facilities.

Overall, these operations improved for the second quarter and six month period ended June 30, 2003 as compared to the same periods in 2002. This improvement is primarily related to timing of the sale, transfer or permanent closure of facilities that were unprofitable. Additionally, during the second quarter of 2003, we recognized a gain of $6.2 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

Included in the operating losses of discontinued operations for the second quarter of 2002, are $19.6 million of impairment charges on assets held for sale; a loss of $3.9 million on severance accrued as part of the divestiture plan; a loss of $6.4 million related to curtailment expense on a defined benefit pension plan associated with the expected divestitures; a gain of $0.6 million to reflect the changes in the estimated fair value of several energy contracts between June 30,2002 and March 31, 2002; and a net gain of $0.4 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

In addition to the above, during the six month period ended June 30, 2002, we recorded a loss of $6.0 million associated with impairment charges on assets held for sale and a net gain of $2.2 million from business interruption insurance recoveries related to incidence at facilities that occurred in past years. Additionally, we recorded a gain of $2.7 million to reflect the changes in the estimated fair value of several energy contracts since December 31, 2001.

Included in the operating losses of discontinued operations for the second quarter of 2003, are a loss of $2.5 million related to curtailment expense on defined benefit pension plans associated with the expected divestitures; a loss of $15.0 million related to an operating lease of a mill that has been permanently closed; a loss of $1.4 million related to a timber contract associated with a closed mill; and impairment charges of $24.4 million on assets held for sale.

In addition to the above, during the six month period ended June 30, 2003, we recorded a gain of $7.5 million on the sale of various assets previously held for sale (primarily our Missoula particleboard facility) and a loss of $0.5 million related to severance charges.

INCOME TAXES

Income (loss) before taxes for the quarter and six month periods ended June 30, 2003 and 2002 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Continuing operations	$18.9	$11.8	$22.0	$16.0
Discontinued operations	(42.3)	(33.4)	(43.2)	(42.8)
Cumulative effect of change in accounting principle	—	—	0.2	(6.3)
	(23.4)	(21.6)	(21.0)	(33.1)
Total tax provision (benefit)	(6.2)	(8.4)	(5.3)	(10.4)
Net income (loss)	$(17.2)	$(13.2)	$(15.7)	$(22.7)

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. The primary difference between the combined statutory federal, state and provincial rate (38%) on continuing operations and the calculated rate relates to a difference associated with certain non deductible foreign currency exchange gains and losses on inter-company debt which is denominated in Canadian dollars.

The components and associated estimated effective income tax rates applied to the second quarter and six month periods ended June 30, 2003 and 2002 are as follows:

	Quarter Ended June 30,
	2003		2002
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$10.0	53%	$4.3	36%
Discontinued operations	(16.2)	38%	(12.7)	38%
Cumulative effect of accounting change	—	—	—	—
	$(6.2)	26%	$(8.4)	39%

	Six Months Ended June 30,
	2003		2002
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$11.1	50%	$8.4	53%
Discontinued operations	(16.5)	38%	(16.3)	38%
Cumulative effect of accounting change	0.1	38%	(2.5)	38%
	$(5.3)	26%	$(10.4)	31%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

We adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003. This statement addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires us to record both an initial asset and a liability for the fair value of estimated costs of legal obligations associated with the retirement of long-lived assets. The initial assets are depreciated over the expected useful life of the asset. Upon adoption of this statement, we changed our accounting for landfill closure and monitoring costs, reforestation obligations associated with certain timber licenses in Canada and other assets. Implementation of this standard resulted in income of $0.2 million (or $0.1 million after taxes of $0.1 million) as the fair value of the liabilities as calculated under SFAS No. 143 was lower than previously recorded liabilities. This impact was recorded as a  “cumulative effect of change in accounting principle” as of January 1, 2003.

LP adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” as of January 1, 2002. As of January 1, 2002, we discontinued amortization of goodwill. We determined that $6.3 million (or $3.8 million after taxes of $2.5 million) of goodwill recorded in the Engineered Wood Products business was impaired as of January 1, 2002 and this amount was recorded net of income tax effects as a “cumulative effect of change in accounting principle” as of January 1, 2002.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the US and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting and Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits”.  Our total defined benefit pension expense for 2002 was approximately $18.9 million, including a $4.4 million curtailment expense due to divestiture activity, compared to pension expense in 2001 of $14.6 million.  We estimate that our defined benefit pension expense for 2003 will be approximately $17 million including a $2.5 million curtailment charge. We contributed $27.1 million to our defined benefit pension plans in 2002.  We estimate that we will contribute approximately $30 million to these plans in 2003. As of June 30, 2003, we have contributed $16.1 million to these plans.  A significant actuarial loss existed at the end of 2002.  The amortization of this unrecognized loss will make up approximately 30% of our 2003 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3 and 7 in our Annual Report on Form 10-K for the year ended December 31, 2002, Note 12 to the financial statements contained therein which is incorporated herein by reference and Item 1, Legal Proceedings, in Part II of this report.

OSB SIDING LITIGATION UPDATE

The following discussion should be read in conjunction with the discussion of our OSB siding litigation set forth in Note 12 of Notes to the financial statements included in item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

Cumulative statistics as of the dates stated below under the National and Florida Settlements are as follows:

	June 30, 2003	December 31, 2002
Requests for claims forms	331,000	331,000
Completed claims received	213,000	213,000
Completed claims pending	14,000	16,000
Claims dismissed	39,000	39,000
Claims settled	160,000	158,000

The average payment amount for settled claims as of June 30, 2003 and December 31, 2002 was approximately $3,500.  Excluding claims satisfied on a discounted basis pursuant to the Second Settlement Fund and Alternative Payment Program, the average payment amount for settled claims as of June 30, 2003 and December 31, 2002 was $5,100. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. Claimants had through December 31, 2002 to submit claims and consequently no claims were submitted in the first six months of 2003.

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

On June 27, 2003, we made the decision to accept all offers made to us for 80% or less of the face amount of the claim.  In accordance with this decision, we sent acceptance letters and a check to those who responded under this program.  For those who responded with an offer greater than 80%, we rejected their offer but alternatively enclosed a check equal to 80% of the face value of the claim.  Should a claimant choose to cash the check, this action will discharge all future liability to LP for such claim.  Additionally, we made the decision to send a letter and a check equal to 80% of the face value of the claim to all claimants who failed to respond to our April offer.  As of the date of this report, we are not in a position to determine, with certainty, the aggregate amount of claims that will be settled by these actions.  However, based on our best estimates, we accrued an additional $6.7 million to cover our estimate of all future costs associated with the National Settlement.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 12 of Item 8 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

Cumulative statistics under hardboard settlements are as follows:

	June 30, 2003	December 31, 2002
Requests for claims	29,000	25,600
Completed claims received	16,500	13,200
Completed claims pending	2,600	2,000
Claims dismissed	4,900	3,900
Claims settled	9,000	7,300

The average payment amount for settled claims as of June 30, 2003 and December 31, 2002 was approximately $1,400 and $1,500. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $47.3 million in the first six months of 2003 compared to $61.1 million in the same period of 2002.  The decrease in cash provided by operations resulted primarily from increases in working capital during 2003 as compared to the same period of 2002.

Net cash provided by investing activities was $37. 7 million in the first six months of 2003 compared to $11.0 million in the first six months of 2002. Capital expenditures for property, plant and equipment increased for the first six months of 2003 compared to the same period in 2002 primarily for necessary capital projects and capital required by our joint venture established for an I-Joist facility in Eastern Canada. We estimate that capital expenditures for the full year ending December 31, 2003 will be approximately $85 million and will focus primarily on projects to reduce our energy, raw material and resin costs. In addition, we received, in the first six months of 2003, proceeds of approximately $54.1 million from the sale of timberlands, $30.2 million on the sales of other assets and $27.1 million as a return of capital from an unconsolidated subsidiary representing a portion of the proceeds received by such subsidiary in connection with borrowing indirectly secured by pledges of certain notes receivable received through the sale of timber and timberlands (see Note 3 for an explanation of these transactions and “Off Balance Sheet Arrangement” which follows). Under the terms of our revolving credit agreement, the net after-tax proceeds of these sales ($85.9 million) was required to be deposited in a restricted cash account.

Net cash used by financing activities was $65.6 million for the first six months of 2003 compared to $36.1 million in the comparable period of 2002. For the six months ended June 30, 2003, we repaid $67.1 million of debt (revolving credit facilities and long term borrowings) and for the comparable period in 2002, we repaid $31.9 million. We paid no cash dividends in the first six months of 2003 or 2002.

We expect to meet the future cash requirements of our operations through cash generated from operations, existing cash balances, existing credit facilities and other capital resources.  Cash and cash equivalents totaled $158.0 million at June 30, 2003 compared to $137.3 million at December 31, 2002. Additionally, at June 30, 2003, we had $92.8 million in a restricted cash account as compared to $46.8 million at December 31, 2002.

At June 30, 2003, we had approximately $433 million in available liquidity as compared to $328 million as of December 31, 2002, which is comprised as follows:

	June 30, 2003	December 31, 2002

Cash and cash equivalents	$158	$137
Restricted cash	93	47
US and Canadian revolving facilities	206	202
less outstanding balance	—	—
less letters of credit outstanding	(90)	(86)
Accounts receivable securitization facility	66	58
less outstanding balance	—	(30)
Total liquidity available	$433	$328

Certain covenants and restrictions affecting our ability to borrow under our credit facilities are described below. The US credit facility is available until July 2004; the Canadian credit facility is available until February 2004, subject to the extension at the options of the lender; and the accounts receivable securitization is available until November 2004.

We have a secured US revolving credit facility. Our ability to borrow under this facility is conditional upon the total amount of borrowings and letters of credit outstanding thereunder, after giving effect to any requested additional borrowings, not exceeding a specified borrowing base value of the collateral securing our obligations under the facility. This borrowing base is comprised of various potential classes of collateral and required us to establish a restricted cash account. In general, all after tax proceeds from the asset sales are to be deposited to this restricted cash account. Subject to specific limitations, funds in this account can be used to reduce debt (including contingency reserves), make capital expenditures and fund acquisitions. Prior to using these funds for capital expenditures, at least $150 million of debt must be repaid.  After $150 million of debt is repaid, up to 50% of the funds can be used to make capital expenditures and after $200 million of debt is repaid, funds may also be used for acquisitions.  In any case, uses of these funds are limited if we are not in compliance with the terms of the loan agreement.  As of June 30, 2003, we had paid approximately $84 million in debt and contingencies from this account.

At June 30, 2003, these conditions would not have limited our ability to borrow under this facility. The facility contains three specific financial covenants (at June 30, 2003), as follows:

•                  Minimum required Shareholder’s Equity, as defined, of approximately $1 billion;

•                  Maximum debt to capitalization ratio, as defined, of 50% and;

•                  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDDA), as defined, for the prior four consecutive quarters of $184 million;

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

At the current time, we are working with our banking group to amend the revolving credit agreement to provide additional flexibility. This amendment may include modification or elimination of covenants, further extensions of time, reduction in the overall commitment, reduction in pricing and changes in other terms.

The accounts receivable securitization facility provides for an available maximum of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our unsecured debt rating could cause an amortization event under this facility.

As of June 30, 2003, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtedness, see the information included in Outlook: Issues and Uncertainties, under the captions “Our substantial debt could have important consequences” and “The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings.”

In connection with our divestiture plan, we plan to reduce our overall level of indebtness using net proceeds realized from dispositions. In addition to mandatory or voluntary prepayments under our credit facilities, means of reducing our indebtedness may include, among others, purchasing our senior and/or senior subordinated notes in the open market, in privately negotiated transactions or otherwise, or redeeming, defeasing or otherwise discharging the indebtness.  Subject to compliance with the provisions of our credit facilities and other debt instruments (as the same may be amended or waived from time to time) and any applicable legal requirements, any such purchases or other actions may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such purchases or other actions may be changed, at any time or from time to time without notice.

Significant changes in our balance sheet from December 31, 2002 to June 30, 2003, include an increase of $40.0 million in accounts receivable due to seasonal increases in sales volume and prices. Timber and timberlands declined due to the sale of certain timberlands associated with our divesture program. Long-term assets of discontinued operations decreased significantly due to the sale of several facilities. Additionally, other assets increased by $56.4 million primarily related to notes receivable associated with the sale of timber and timberlands that occurred during the later portion of the second quarter of 2003. These notes were contributed to an unconsolidated subsidiary in June 2003. In July 2003, the notes were pledged to secure $44.9 million of borrowings of the unconsolidated subsidiary which distributed most of the cash to LP as a return of capital.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $125.3 million at June 30, 2003, of which $40.0 million is estimated to be payable within one year.  As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates.  The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.  Contingency related payments totaled $8.0 million for the first six months of 2003.

OFF-BALANCE SHEET ARRANGEMENT

In connection with the sale of certain timber and timberlands, LP received notes receivable from the purchasers of such timber and timberlands.  In order to borrow funds in a cost-effective manner:  (i) the notes receivable were contributed by LP to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit and the QSPE’s reimbursement obligations which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds.  Because the QSPE has no sources of liquidity other than the notes receivable, generally the cash flow generated by the notes receivable will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE’s creditors generally will have no recourse to LP for the QSPE’s obligations (subject to the limited exception described below), LP believes that reporting the foregoing arrangement on a non-consolidated basis provides a more realistic view of LP’s rights and obligations under the arrangement.

During the second quarter of 2003, LP sold timber and timberland in various transactions for a total of $25.4 million of cash and $81.3 million in notes receivable.  Pursuant to the arrangement described above, during the second quarter of 2003, LP contributed $81.3 million of the notes receivable to the QSPE, which issued $27.7 million of its bonds to unrelated third parties and distributed $27.1 million to LP as a return of capital, and between the end of the second quarter of 2003 and the date of this report, LP contributed $50.5 million of the notes receivable to the QSPE, which issued an additional $45.3 million of its bonds to unrelated third parties and distributed $44.9 million to LP as a return of capital.  LP expects to receive a portion of the purchase price for the sales of the remaining timber and timberlands subject to its divestiture plan in the form of notes receivable and to obtain liquidity from such notes receivable in the manner described above.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE.  LP’s retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $3.7 million of the “Other assets” reflected on LP’s condensed consolidated balance sheet as of June 30, 2003. Additionally, included in LP’s condensed consolidated balance sheet as of June 30, 2003 was $50.5 million in investment in the QSPE for notes which had not yet been pledged.

In accordance with SFAS NO. 140, the QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on LP’s condensed consolidated balance sheet.  The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors (except to the extent of LP’s retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied).  In general, the creditors of the QSPE have no recourse to LP’s assets, other than LP’s retained interest.  However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE.  LP’s maximum exposure in this regard was approximately $3.1 million as of the end of the second quarter of 2003 and approximately $8.1 million as of the date of this report.

POTENTIAL IMPAIRMENTS

We continue to review several mills and projects for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate from June30, 2003 levels or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

As part of the sale of our Samoa, California pulp mill to Samoa Pacific Cellulose LLC (SPC), there are several contingent liabilities (primarily concerning environmental remediation) associated with these operations that, under certain circumstances, could become our liabilities. We have not fully recorded an accrual for these liabilities, as we do not believe it is probable that these liabilities will be incurred. However it is possible that we may be required to record such an accrual in the future.  SPC has continued to generate significant losses and is currently attempting to implement a reorganization plan.  Subsequent to quarter end, LP received a notice of foreclosure from one of SPC's significant creditors. We do not know all of the details of any such plan or foreclosure, but it is possible that such reorganization or foreclosure, if implemented, could be detrimental to our position regarding these contingent liabilities.

Our Canadian subsidiaries have arrangements with the Canadian provincial governments which give its subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber system. This will not affect our softwood timber licenses associated with our OSB facilities in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, we are unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements (including roads and bridges).

As part of the acquisition of the assets of Evans Forest Products in 1999, we allocated a portion of the purchase price to these timber licenses based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition. As a result of the change in the enacted timber license structure and integral relationship between these licenses and the acquired operations, we will be required to complete an impairment test, once the compensation has been determined, on these operations to determine what, if any, impairment is required.

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial conditions and results of operations. Our operating results reflect the general cyclical pattern of the building products industry.  OSB is globally traded as a commodity product.  In addition, our products are subject to competition from manufacturers worldwide.  Historical prices for OSB products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our product.  Product pricing is significantly affected by the relationship between supply and demand in the building products industry.  Product supply is influenced primarily by fluctuations in available manufacturing capacity.  Demand is affected by the state of the economy in general and a variety of other factors.  The demand for our building products is primarily affected by the level of new residential construction activity and home repair and remodeling activity.  Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors.  We are not able to predict with certainty market conditions and selling prices for our products.  We cannot assure you that prices for our products will not decline from current levels.  A prolonged and severe weakness in the markets for one or more of our principle products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for over 40% of our revenues during the first six months of 2003, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future.  Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB and Engineered Wood products could constrain our operating margins for the foreseeable future. According to the Resource Information Systems, Inc. (RISI), an industry trade association, total North American OSB annual production capacity increased by about 1 billion square feet in 2002 on a 3/8-inch equivalent basis and is projected to increase by approximately 5.8 billion square feet in the 2003 to 2007 period.  RISI has projected that total North American demand for OSB will increase by about 6.5 billion square feet during the same 2003 to 2007 period.  If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.  For LVL, reported capacity was 81 million cubic feet with demand of 68 million cubic feet. For I-Joists, reported capacity was 1.4 billion lineal feet with demand of 1 billion lineal feet. If future demand for LVL and I-Joist do not increase to meet capacity, engineered wood products could have constrained operating margins for the foreseeable future.

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

Our results of operations may be harmed by increases in raw material costs. The most significant raw material used in our operations is wood fiber.  We currently obtain more than 60% of our wood fiber requirements in the open market.  Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control.  In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions.  In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes.  Resin product costs are influenced by changes in the prices of raw materials used to produce resins, primarily petroleum products, as well as demand for resin products.  We also use energy, primarily natural gas, in our manufacturing processes. Selling prices of our products have not always increased in response to raw material cost increases.  We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases.  Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We are involved in various environmental matters and legal proceedings.  The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including proceedings relating to our products.  These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs.  We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount.  However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties.  We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly.  However, no estimate of the range of any such change can be made at this time.  Moreover, we may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established.  We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

Our substantial debt could have important consequences.  As of June 30, 2003, we had consolidated debt of approximately $1.0 billion of which $354 million is secured by notes receivable. This level of indebtedness which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonable terms, if at all; and (4) increase our vulnerability to adverse economic and industry conditions.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2003, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.6 million annually.

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

As of June 30, 2003, we had $870 (Canadian) million in intercompany debt between our US and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into US dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each  $.01 change in the exchange rate, our tax expense (benefit) changes by $3.3 million.

Our OSB products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. OSB accounted for over 40% of our sales in the first six months of 2003. With an annual capacity of 5.8 billion square feet (3/8” basis) or 5.0 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.0 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2003, with the participation of the company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in the company’s internal controls over financial reporting that occurred during the company’s most recently completed fiscal quarter that materially affect, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Oriented strand board, million square feet 3/8” basis	1,298	1,363	2,587	2,723

Wood-based siding, million square feet 3/8” basis	213	202	420	389

Engineered I-Joist, million lineal feet	21	23	43	41

Laminated veneer lumber (LVL), thousand cubic feet	2,551	2,277	4,755	4,293

Composite Decking, thousand lineal feet	8,462	5,773	16,444	8,449

Vinyl Siding, squares	747	722	1,302	1,205

(1) Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	132
2002 1st Qtr Avg.	165
2003 1st Qtr Avg.	176
2002 2nd Qtr Avg.	159
2003 2nd Qtr Avg	218

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

Siding Matters

Settlement agreements relating to a nationwide class action suit involving OSB Siding manufactured by us and installed prior to January 1, 1996 and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by us in 1999 and installed prior to May 15, 2000, were approved by the applicable courts in 1996 and 2000.  We continue to have payment and other obligations under the nationwide OSB and hardboard siding settlements.  Additional information regarding these matters is set forth under the caption “Legal and Environmental Matters” in Item 2 of Part I of this report. Such additional information is incorporated herein by reference.

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

Contingency Reserves

We maintain reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts that could cause actual costs to vary materially from current estimates. Due to various uncertainties, we cannot predict to what degree, if any, actual payments (including payments under the OSB siding litigation settlements or any alternative strategies adopted by us with respect to OSB siding claims) will materially exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 19 in this report and Note 12 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data, in our annual report on Form 10-K for the year ended December 31, 2002.

Item 4. Submission Of Matters To A Vote Of Security Holders

LP held its annual meeting on May 5, 2003, at which the stockholders of LP voted on the following:

The election of three Class II directors for LP with terms expiring at the Annual Meeting of Stockholders in 2006 and approval of the 2000 Non-employee Director Stock Option Plan.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld

Archie W. Dunham	80,006,118	8,314,330

Daniel Frierson	79,920,344	8,400,104

Mark A. Suwyn	79,406,901	8,913,547

2. APPROVAL OF 2002 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

	FOR	AGAINST	ABSTAIN

SHARES	76,459,172	10,920,827	940,449

Item 6. Exhibits and Reports on Form 8-K.

(a)                           Exhibits

3.2                          Bylaws of LP, as amended and restated effective May 9, 2003

10.1(f) Sixth Amendment, dated May 15, 2003, among LP, Bank of America, N.A. and other financial institutions that are party thereto.

10.1(g) Seventh Amendment dated June 19, 2003, among LP, Bank of America, N.A. and other financial institutions that are party thereto.

10.2 (d) Fourth Amendment to 2001 LP Canada Credit Agreement, dated June 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada.

10.3(c) Third Amendment to the Receivables Sale Agreement, dated as of April 25, 2003, among LP and LP Receivables Corporation

10.4 (a) Second Amendment to the Credit and Security Agreement, dated April 25, 2003, among LP, LP Receivables Corporation, Blue Ridge Funding Corporation, Wachovia Bank, N.A., and the other financial intuitions that are parties thereto.

10.14(b) Executive Loan Program, as amended and restated as of July 27, 2003.

10.17(a) Amendment to Employment Agreement with Mark A. Swuyn, dated February 1, 2003.

10.21              Purchase and Sale Agreement between LP and ETT Acquisition Company, LLC, dated July 2, 2003. (Schedules and Exhibits to this agreement, which are identified in the Table of Contents thereof, have been omitted.  LP hereby agrees to furnish the same supplementally to the SEC upon request by the SEC.)

10.22              Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003.

31.1                    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2                    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1                    Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601 (b)(4)(iii) of Regulation S-K.

(b)                          Reports on Form 8-K

We filed a Form 8-K on April 23, 2003 reporting certain matters under items 7 and 12 thereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: August 12, 2003	BY:/S/ MARK A. SUWYN
Mark A. Suwyn
Chairman and Chief Executive Officer

Date: August 12, 2003	BY:/S/ CURTIS M. STEVENS
Curtis M. Stevens
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)