Form 10-Q
period 2003-09-30
LOUISIANA PACIFIC CORP
filed 2003-11-07
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 105,888,573 shares of Common Stock, $1 par value, outstanding as of October 26, 2003.

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

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002

Net Sales	$674.8	$415.3	$1,566.4	$1,236.8

OPERATING COSTS AND EXPENSES
Cost of sales	403.8	344.1	1,116.7	983.5
Depreciation, amortization and cost of timber harvested	33.8	31.9	98.8	100.6
Selling and administrative	42.5	32.9	119.0	103.4
(Gain) loss on sale or impairment of long lived assets	(22.5)	(38.8)	(64.2)	(43.0)
Other operating credits and charges, net	5.7	2.6	31.1	2.2
Total operating costs and expenses	463.3	372.7	1,301.4	1,146.7

Income (loss) from operations	211.5	42.6	265.0	90.1

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	0.9	(0.5)	(0.8)	(1.6)
Gain (loss) on early extinguishment of debt	(1.5)	—	(1.5)	—
Interest expense	(22.0)	(23.9)	(67.2)	(72.1)
Interest income	8.1	8.3	23.9	24.0
Total non-operating income (expense)	(14.5)	(16.1)	(45.6)	(49.7)

Income (loss) before taxes, minority interest, and equity in earnings of unconsolidated affliates	197.0	26.5	219.4	40.4
Provision for income taxes	87.8	9.8	98.9	18.2

Equity in (income) loss of unconsolidated affliates	(0.7)	(0.2)	(0.3)	(0.9)
Minority interest in net income (loss) of consolidated subsidiary	—	(0.9)	—	(2.3)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	109.9	17.8	120.8	25.4

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	23.6	(23.5)	(19.6)	(66.3)
Provision (benefit) for income taxes	9.0	(9.0)	(7.5)	(25.3)
Income (loss) from discontinued operations	14.6	(14.5)	(12.1)	(41.0)

Income (loss) before cumulative effect of change in accounting principle	124.5	3.3	108.7	(15.6)

Cumulative effect of change in accounting principle, net of tax	—	—	0.1	(3.8)

Net income (loss)	$124.5	$3.3	$108.8	$(19.4)

Net income (loss) per share of common stock:
Income (loss) from continuing operations	$1.04	$0.17	$1.15	$0.24
Income (loss) from discontinued operations	0.14	(0.14)	(0.11)	(0.40)
Cumulative effect of change in accounting principle	—	—	—	(0.03)
Net income (loss) per share - Basic	$1.18	$0.03	$1.04	$(0.19)

Net income (loss) per share of common stock:
Income (loss) from continuing operations	$1.03	$0.17	$1.14	$0.24
Income (loss) from discontinued operations	0.14	(0.14)	(0.11)	(0.40)
Cumulative effect of change in accounting principle	—	—	—	(0.03)
Net income (loss) per share - Diluted	$1.17	$0.03	$1.03	$(0.19)

Average shares of common stock outstanding
- Basic	105.1	104.6	105.1	104.6
- Diluted	106.3	104.7	105.5	104.6

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED BALANCE SHEET
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$381.8	$137.3
Receivables, net	180.0	99.3
Inventories	158.1	163.5
Prepaid expenses	14.9	11.3
Deferred income taxes	33.6	38.6
Current assets of discontinued operations	20.4	41.3
Total current assets	788.8	491.3

Timber and timberlands
Forest licenses	94.0	97.3
Deposits and other	13.4	15.1
Timber and timberlands held for sale	227.9	377.5
Total timber and timberlands	335.3	489.9

Property, plant and equipment	1,811.7	1,770.1
Accumulated depreciation	(1,014.9)	(928.6)
Net property, plant and equipment	796.8	841.5

Goodwill	276.7	276.7
Other intangible assets	26.9	29.9
Notes receivable from asset sales	403.9	403.9
Assets transferred under contractual arrangement	—	29.1
Restricted cash	108.1	46.8
Other assets	108.9	63.9
Long-term assets of discontinued operations	41.2	100.2
Total assets	$2,886.6	$2,773.2

LIABILITIES AND EQUITY
Current portion of long-term debt	$8.1	$35.3
Accounts payable and accrued liabilities	238.6	211.1
Current portion of contingency reserves	30.0	20.0
Total current liabilities	276.7	266.4

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	618.7	673.6
Total long-term debt, excluding current portion	1,015.2	1,070.1

Contingency reserves, excluding current portion	63.2	106.1
Liabilities transferred under contractual arrangement	—	15.3
Deferred income taxes	291.0	216.1
Other long term liabilities	120.3	93.0

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	442.2	446.8
Retained earnings	854.6	745.8
Treasury stock	(212.2)	(230.2)
Accumulated comprehensive loss	(81.3)	(73.1)
Total stockholders’ equity	1,120.2	1,006.2
Total liabilities and equity	$2,886.6	$2,773.2

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$108.8	$(19.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	104.5	121.0
(Gain) loss on sale or impairment on long-lived assets	(46.5)	(13.8)
Other operating charges and credits	37.7	7.2
Exchange loss on remeasurement	9.4	1.2
Increase in contingency reserves	7.9	3.8
Cash settlement of contingencies	(43.7)	(48.3)
Cumulative effect of change in accounting principle	(0.1)	6.3
Other adjustments	(9.4)	(10.2)
Increase in certain working capital components and deferred taxes	58.7	33.9
Net cash provided by operating activities	227.3	81.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(49.4)	(25.3)
Proceeds from timber & timberland sales	67.7	70.9
Proceeds from asset sales	31.9	32.5
(Increase) decrease in restricted cash from asset sales	37.1	(47.8)
Return of capital from unconsolidated subsidiary	102.8	—
Acquisition	—	(3.3)
Other investing activities, net	0.2	12.1
Net cash provided by investing activities	190.3	39.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under revolving credit facilities	(31.0)	(40.0)
Long term borrowings	0.2	17.1
Repayment of long-term debt	(53.9)	(49.5)
Sale of common stock under equity plans	9.2	—
Increase in restricted cash under LOCs	(99.4)	—
Other financing activities, net	0.6	(9.8)
Net cash used in financing activities	(174.3)	(82.2)

EFFECT OF EXCHANGE RATE ON CASH:	1.2	—

Net increase in cash and cash equivalents	244.5	38.6
Cash and cash equivalents at beginning of period	137.3	61.6

Cash and cash equivalents at end of period	$381.8	$100.2

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

These accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments except other operating credits and charges, net and (gain) loss on sale or impairment of long lived assets referred to in Notes 12 and 13) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 3 – SECURITIZATION

LP sold certain timber and timberland during the second and third quarters of 2003 in various transactions for $9.3 million cash and $143.4 million notes receivable due in 2018 with variable interest rates.  LP contributed the notes receivable and related letters of credit to a Qualified Special Purpose Entity (QSPE) accounted for under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The QSPE pledged the notes receivable as security for $103.9 million of QSPE borrowings prior to the end of the third quarter and $24.9 million of borrowings subsequent to the end of the quarter.  The QSPE distributed $102.8 million of the borrowing proceeds to LP as a return of capital prior to the end of the third quarter and $24.7 million after the end of the quarter. The principal amount of the QSPE’s borrowings is equal to approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE.  LP’s retained interest, in the form of an investment in the QSPE, is classified in “Other assets” in the non-current assets in the accompanying condensed consolidated balance sheet as of September 30, 2003. LP estimates the fair value of the retained interests based upon the present value of expected future cash flows, which are subject to the prepayment, credit and interest rate risks associated with the QSPE’s assets and liabilities. The fair value of these retained interests approximates the carrying value.

In accordance with SFAS No. 140, the QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on LP’s condensed consolidated balance sheet. The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors (except to the extent of LP’s retained interest, if any, remaining after the claims of the QSPE’s creditors are satisfied).  In general, the creditors to the QSPE have no recourse to LP’s assets, other than LP’s retained interest.  However, under certain circumstances, LP may be liable for certain liabilities of the QSPE in a maximum amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. The estimated fair value of this guarantee is not material.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities which were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

Dollar and share amounts in millions, except per share amounts	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Income attributed to common shares:
Income from continuing operations	$109.9	$17.8	$120.8	$25.4
Income (loss) from discontinued operations	14.6	(14.5)	(12.1)	(41.0)
Cumulative effect of change in accounting principle	—	—	0.1	(3.8)
Net income (loss)	$124.5	$3.3	$108.8	$(19.4)

Denominator:
Basic - weighted average common shares outstanding	105.1	104.6	105.1	104.6
Dilutive effect of employee stock plans	1.2	0.1	0.4	—
Diluted shares outstanding	106.3	104.7	105.5	104.6

Basic earnings per share:
Income (loss) from continuing operations	$1.04	$0.17	$1.15	$0.24
Income (loss) from discontinued operations	0.14	(0.14)	(0.11)	(0.40)
Effect of change in accounting principle	—	—	—	(0.03)
Net income (loss) per share	$1.18	$0.03	$1.04	$(0.19)

Diluted earnings per share:
Income (loss) from continuing operations	$1.03	$0.17	$1.14	$0.24
Income (loss) from discontinued operations	0.14	(0.14)	(0.11)	(0.40)
Effect of change in accounting principle	—	—	—	(0.03)
Net income (loss) per share	$1.17	$0.03	$1.03	$(0.19)

Stock options to purchase approximately 2.0 million shares at September 30, 2003 and 6.4 million shares at September 30, 2002 were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts.

NOTE 5 – STOCK-BASED COMPENSATION

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 9 of the Notes to the financial statements included in Item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of LP’s stock plans. The following table illustrates the effect on net income (loss) per share if LP had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollars amounts in millions, except per share amounts	2003	2002	2003	2002

Net income (loss), as reported	$124.5	$3.3	$108.8	$(19.4)
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	1.4	0.2	2.6	0.7

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(1.1)	(4.6)	(3.3)
Pro forma net income (loss)	$124.0	$2.4	$106.8	$(22.0)

Net income (loss) per share—basic, as reported	$1.18	$0.03	$1.04	$(0.19)
Net income (loss) per share—diluted, as reported	$1.17	$0.03	$1.03	$(0.19)

Net income (loss) per share—basic, proforma	$1.18	$0.02	$1.02	$(0.21)
Net income (loss) per share—diluted, proforma	$1.17	$0.02	$1.01	$(0.21)

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

Dollar amounts in millions	September 30, 2003	December 31, 2002

Logs	$32.1	$29.3
Other raw materials	26.4	29.0
Finished products	90.5	94.3
Supplies	11.0	12.7
LIFO reserve	(1.9)	(1.8)
Total	$158.1	$163.5

Inventory included in current assets of discontinued operations
Logs	$7.4	$45.2
Other raw materials	4.1	5.1
Finished products	12.4	20.4
Supplies	2.5	3.9
LIFO reserve	(6.0)	(33.3)
Total	$20.4	$41.3

The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining LIFO inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is expensed over the remainder of the year, except that the LIFO inventory reserve associated with divested operations is adjusted as of the date of the divestiture.

NOTE 7 – INTANGIBLE ASSETS

LP has recorded intangible assets (other than goodwill) in its Condensed Consolidated Balance Sheets, as follows:

Dollar amounts in millions	September 30, 2003	December 31, 2002
Forest licenses (recorded as part of Timber and timberlands)	$94.0	$97.3

Forest licenses (recorded as part of Long-term assets of discontinued operations)	—	1.2

Goodwill associated with equity investment in GreenFiber	16.4	16.4
SFAS No. 87 pension intangible asset	7.6	9.0
Other intangible assets	2.9	4.5
	26.9	29.9

Total intangible assets	$120.9	$128.4

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of the acquisitions). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the original life of the license. Activity during the first nine months of 2003 was as follows:

Dollar amounts in millions	OSB	Engineered Wood Products	Other	Total
Balance as of December 31, 2002	$77.7	$15.8	$3.8	$97.3

Amortization during the year	(2.4)	(0.8)	(0.1)	(3.3)

Balance as of September 30, 2003	$75.3	$15.0	$3.7	$94.0

Annual estimated amortization for each of the next five years is $4.8 million per year.

Additionally, LP has goodwill of $16.4 million associated with GreenFiber, an equity method investee. This amount is included in the line item “Other intangible assets” on LP’s condensed consolidated balance sheet as of September 30, 2003 and December 31, 2002.

NOTE 8 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses, and included such businesses as discontinued operations. Although LP plans to divest its remaining fee timber assets, the operations associated with these assets are not reported as discontinued operations due to the nature of these assets, as this assets do not met the criteria to be classified as a separate business.  In 2003, LP announced further divestures of most of its remaining lumber mills as well as an interior hardboard panel operation.  At September 30, 2003, LP has three lumber operations and an interior hardboard panel operation classified as discontinued.

Sales and income (loss) for these businesses are as follows:

	Quarter ended Sept. 30,		Nine Months ended Sept. 30,
Dollar amounts in millions	2003	2002	2003	2002

Sales	$80.7	$171.7	$269.8	$568.2

Income (loss) from discontinued operations	$14.6	$(14.5)	$(12.1)	$(41.0)

Included in income (loss) from discontinued operations for the quarter ended September 30, 2003 is income of $20.9 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed. For the nine month period ended September 30, 2003, the LIFO liquidation income is $27.1 million.  During the third quarter of 2002, LP recorded similar LIFO liquidation income of $2 million.

In the first quarter of 2002, LP recorded a loss of $6.0 million associated with impairment charges on assets held for sale and a net gain of $2.2 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years. Additionally, LP recorded a gain of $2.7 million to reflect the changes in the estimated fair value of several energy contracts since December 31, 2001.

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

In the third quarter of 2002, LP recorded a loss of $9.6 million associated with assets held for sale; a loss of $4.2 million on severance accrued as part of the announced divesture plan; a gain of $0.5 million to reflect the changes in the estimated fair value of several energy contracts since June 30, 2002; a gain of $1.4 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years; a loss of $4.5 million related to a retained timber contract associated with a sold mill as the timber harvest will likely not be used by us and will likely be sold at less than the contract price; and a gain of $2.0 million related to the reversal of curtailment expense taken in the second quarter of 2002 on a defined benefit pension plan associated with the expected divestitures.

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

In the third quarter of 2003, LP recorded a loss of  $1.7 million related to timber contracts associated with closed or sold mills; a loss of $0.9 million related to severance charges and a gain of $0.5 million on the sale of various assets previously held for sale.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002 are as follows:

Dollar amounts in millions	September 30, 2003	December 31, 2002

Inventories	$20.4	$41.3

Timber and timberlands	5.4	6.3

Property, plant and equipment	87.2	231.3
Accumulated depreciation	(51.4)	(137.4)
Net, property, plant and equipment	35.8	93.9

Total long-term assets of discontinued operations	41.2	100.2

Total assets of discontinued operations	$61.6	$141.5

NOTE 9 – INCOME TAXES

The preparation of interim financial statements requires the estimation of LP’s effective income tax rates based on estimated annual amounts of taxable income and expenses by income component for the year. This rate is applied to year-to-date income or loss at the end of each quarter. For the nine months ended September 30, 2003, the primary differences between the statutory rate on continuing operations and the calculated rate relates to differences associated with non-deductible foreign currency exchange losses on certain intercompany debt that is denominated in Canadian dollars.

The components and associated estimated effective income tax rates applied to each period are as follows:

	Quarter Ended September 30,
	2003		2002
Dollar amounts in millions	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$87.8	44%	$9.8	36%
Discontinued operations	9.0	38%	(9.0)	38%
	$96.8	44%	$0.8	20%

	Nine Months Ended September 30,
	2003		2002
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$98.9	45%	$18.2	42%
Discontinued operations	(7.5)	38%	(25.3)	38%
Cumulative effect of accounting change	0.1	38%	(2.5)	40%
	$91.5	46%	$(9.6)	33%

NOTE 10 – REVOLVING CREDIT AGREEMENTS

In September 2003, LP further amended this facility to convert it to a secured letter of credit facility.  As so amended, the facility expires in January 2005 and provides for (i) no revolving credit borrowing, (ii) up to $125 million in face amount of letters of credit outstanding at any time, and (iii) the pledge by LP, as security for its reimbursement obligations under the facility, of cash collateral in an amount equal to 100% of the face amount of the letters of credit outstanding under the facility at any time.

NOTE 11 – COMPREHENSIVE INCOME

Components of comprehensive income (loss) for the periods include:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollar amounts in millions	2003	2002	2003	2002

Net income (loss)	$124.5	$3.3	$108.8	$(19.4)

Foreign currency translation adjustment	0.7	(0.1)	1.4	(1.1)
Minimum pension liability adjustment	—	—	(11.2)	—
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedge instrument	0.8	—	1.4	—
Other	0.1	—	0.2	0.1
Change in accumulated comprehensive loss	1.6	(0.1)	(8.2)	(1.0)

Comprehensive income (loss)	$126.1	$3.2	$100.6	$(20.4)

NOTE 12 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollar amounts in millions	2003	2002	2003	2002

Additions to product related contingency reserves	$—	$—	$(6.7)	$—
Additions to environmental contingency reserves	—	—	(2.7)	—
Additions to litigation reserves	—	(2.0)	(2.0)
Insurance recoveries	—	—	—	1.9
Loss on energy contract	(5.0)	—	(5.0)	—
Loss related to assets and liabilities transferred under contractual arrangement	—	—	(16.0)	—
Severance charges	(0.7)	(0.6)	(0.7)	(2.1)
	$(5.7)	$(2.6)	$(31.1)	$(2.2)

In the first quarter of 2002, LP recorded a net gain of $1.9 million ($1.2 million after taxes, or $0.01 per diluted share) from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

In the second quarter of 2002, LP recorded a loss of  $1.5 million ($0.9 million after tax, or $.01 per diluted share) on severance accrued as part of the divestiture plan.

In the third quarter of 2002, LP recorded a loss of  $0.6 million ($0.4 million after taxes, or $.00 per diluted share) on severance recorded as part of the divesture plan and a loss of $2.0 million ($1.2 million after taxes, or $.01 per diluted share) due to increase in litigation reserves.

In the second quarter of 2003, LP recorded a loss of $16.0 million ($9.8 million after taxes, or $0.09 per diluted share) related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific Cellulose, LLC (see Footnote 17 for further discussion); a loss of $6.7 million ($4.1 million after taxes, or $0.04 per diluted share) from increases in product related contingency reserves associated with the nationwide siding class action settlement and a loss of $2.7 million ($1.7 million after taxes, or $0.01 per diluted share) associated with an increase in environmental reserves at our Ketchikan Pulp Company operations.

In the third quarter of 2003, LP recorded a loss a loss of $5.0 million ($3.1 million after taxes, or $0.03 per diluted share) related to an energy contract associated with Samoa Pacific and a loss of  $0.7 million ($0.4 million after taxes, or $.00 per diluted share) on severance recorded as part of the divesture plan.

NOTE 13 – (GAINS) LOSSES ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of  “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements Of Income for the quarter and nine months ended September 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollar amounts in millions	2003	2002	2003	2002

Gain on sales of timber	$22.1	$57.6	$63.9	$57.6
Gain (loss) on other long-lived assets	0.4	(0.5)	0.3	6.6
Impairment charges on long term assets	—	(18.3)	—	(21.2)
	$22.5	$38.8	$64.2	$43.0

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

In the third quarter of 2002, LP recorded a loss of $18.3 million ($11.2 million after taxes, or $0.11 per diluted share) associated with an impairment charge of $16.7 million of the purchase price of Forex allocated to a timber license associated with an OSB project in Quebec that was cancellation in September of 2002 as well as other associated assets; a gain of $57.6 million ($35.3 million, or $0.34 per diluted share) on the sale of various timberlands and a loss of $0.5 million ($0.4 million after taxes, or $0.0 per diluted share) on the sales of other assets.

In the first quarter of 2003, LP recorded a gain of $12.5 million ($7.7 million after taxes, or $0.07 per diluted share) associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan.

In the second quarter of 2003, LP recorded a gain of $29.3 million ($18.0 million after taxes, or $0.17 per diluted share) associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan and a loss of $0.1 million ($0.1 million after taxes, or $0.00 per diluted share) associated with the sale of certain other assets.

In the third quarter of 2003, LP recorded a gain of $22.1 million  ($13.5 million after taxes, or $0.13 per diluted share) associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan and a gain of $0.4 million ($0.2 million after taxes, or $0.00 per diluted share) associated with the sale of certain other assets.

NOTE 14 – LEGAL AND ENVIRONMENTAL MATTERS

The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption “Legal Proceedings” is incorporated herein by reference.

NOTE 15 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

NOTE 16 – SELECTED SEGMENT DATA

See Note 2 for discussion of reclassification of prior year segment data.

Operating Results:

	Quarter Ended September 30,			Nine Months Ended September 30,
Dollar amounts in millions	2003	2002	% change	2003	2002	% change

Net sales:
OSB	$403.2	$173.0	133	$826.7	$556.6	49
Composite Wood Products	121.7	90.0	35	311.2	278.1	12
Plastic Building Products	56.3	47.0	20	156.5	120.8	30
Engineered Wood Products	82.2	81.6	1	219.6	202.9	8
Pulp	—	0.6	(100)	—	1.3	(100)
Other	23.8	36.7	(35)	76.2	120.7	(37)
Less: Intersegment sales	(12.4)	(13.6)	(9)	(23.8)	(43.6)	(45)
	$674.8	$415.3	62	$1,566.4	$1,236.8	27

Operating profit (loss):
OSB	$197.8	$8.0	2373	$248.7	$56.1	343
Composite Wood Products	23.3	9.6	143	43.5	38.0	14
Plastic Building Products	4.0	3.4	18	13.2	5.4	144
Engineered Wood Products	(1.6)	2.6	(162)	(3.7)	6.9	(154)
Pulp	—	1.4	(100)	—	(2.2)	100
Other	(1.7)	1.1	(255)	0.6	6.8	(91)
Other operating credits and charges, net	(5.7)	(2.6)	(119)	(31.1)	(2.2)	(1314)
Gain (loss) on sale or impairment of long-lived assets	22.5	38.8	(42)	64.2	43.0	49
General corporate and other expenses, net	(26.2)	(20.2)	(30)	(71.2)	(63.3)	(12)
Gain (loss) on early debt extinguishment	(1.5)	—		(1.5)
Interest income (expense), net	(13.9)	(15.6)	11	(43.3)	(48.1)	10
Income (loss) before taxes, minority interest and equity in earnings of unconsolidated subsidiaries	$197.0	$26.5	643	$219.4	$40.4	443

Depreciation, Amortization and Cost of Timber Harvested (continuing operations)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollar amounts in millions	2003	2002	2003	2002

OSB	$19.7	$17.5	$55.7	$56.4
Composite Wood Products	4.1	4.2	12.5	12.3
Plastic Building Products	2.0	1.7	5.6	4.6
Engineered Wood Products	3.7	4.2	11.3	12.5
Pulp	—	—	—	—
Other	1.4	1.6	5.6	6.8
Non segment related	2.9	2.7	8.1	8.0
	$33.8	$31.9	$98.8	$100.6

NOTE 17 – POTENTIAL IMPAIRMENTS

LP continues to review several mills and projects for potential impairments. Management currently believes that it has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for LP’s products deteriorate from September 30, 2003 levels or should LP decide to invest capital in alternative projects, it is possible that LP will be required to record further impairment charges.

LP also reviews from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant circumstances. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure for the disposition and to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, LP may be required to record impairment charges in connection with decisions to dispose of assets.

As part of the sale of LP’s Samoa, California pulp mill to Samoa Pacific Cellulose LLC (SPC), there are several contingent liabilities (primarily concerning environmental remediation) associated with these operations that, under certain circumstances, could become LP’s liabilities. LP has not fully recorded an accrual for these liabilities, as LP does not believe that payment is likely to occur.

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

NOTE 18 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions that we operate. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2003	December 31, 2002

Environmental reserves	$21.3	$25.7
OSB siding reserves	17.7	39.0
Hardboard siding reserves	46.6	49.6
Other	7.6	11.8
Total contingencies	93.2	126.1
Current portion contingencies	(30.0)	(20.0)
Long term portion contingencies	$63.2	$106.1

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

NOTE 19 – GUARANTEES AND INDEMNIFICATIONS

LP is party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. LP records accruals for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of the indemnity agreements summarized below, which resulted from significant asset sales and divestures in recent years. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others”, LP is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 31, 2002.

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

•                  In connection with the sale of LP’s particleboard mill at Missoula, MT to Roseburg Forest Products Co. in early 2003, LP provided a 5-year indemnity for unknown environmental claims, capped at the purchase price of $17.7 million with a $1,000,000 deductible.  This indemnification expires in February of 2008. The fair value of this guarantee is not material.

•                  In connection with the sale of LP’s particleboard mill in Arcata, CA to Hambro Forest Products in 2002, LP provided an uncapped 7-year indemnity for any claims arising out of the excess equipment yard and an uncapped 1-year indemnity for remediation at a specific site beginning upon receipt of a No Further Action Letter (NFA) from state regulators.  The remediation work has been completed and the NFA is expected shortly.  The 7-year excess equipment yard indemnity will expire in July of 2009.

•                  In connection with the sale by LP Canada Pulp Ltd’s (“LPCP”) of its pulp mill in Chetwynd, BC, Canada to Tembec, Ltd in October 2002, LP guaranteed a 2-year indemnity provided by LPCP for breach of warranties and representations and an indemnity of unspecified duration provided by LPCP for liabilities arising out of pre-closing operations. These indemnities, which do not extend to environmental liabilities, are capped at $20 million Canadian in the aggregate.

•                  In connection with the sale of LP’s pulp mill in Samoa, California in 2001, LP agreed to indemnify SPC for certain environmental issues and third party and personal injury claims arising out of pre-closing operations. This indemnification is without a dollar limit and is for an unspecified period. LP also agreed to indemnify SPC for nine years for potential government-imposed changes to the waste water treatment process capped at $4.6 million. LP also agreed to indemnify SPC for various other matters for periods ranging from 3 to 5 years capped at the purchase price. Additionally, LP has guaranteed a contractual liability for lease payments and a potential restoration of certain California tidelands, should this be required by various state agencies. Under certain circumstances, LP may have the ability to offset the amount owed under these indemnities against amounts owed to it by SPC.

LP will record a liability related to specific indemnification when future payment is probable and the amount is reasonably estimable.

Additionally, LP provides warranties on product sales. These reserves for these warranties are determined by applying the provision of SFAS No. 5, Accounting for Contingencies. The liability was approximately $20.2 million at September 30, 2003 and $16.0 million at December 31, 2002.

NOTE 20 – HEADQUARTERS RELOCATION

On September 30, 2003, LP announced that it would relocate its corporate headquarters to Nashville, Tennessee. The transition associated with this relocation is expected to occur over the next 12 to 24 months, and will involve the consolidation of most of LP’s management and leadership positions from several offices to its new headquarters. The move will also result in LP’s corporate headquarters being closer to the company’s production facilities, customers and shareholders. As of September 30, 2003, no liability had been recognized because the events triggering recognition of such liabilities had not yet occurred.  Additionally, the total estimated liability is not known because LP does not currently know how many employees will accept relocation, thereby incurring relocation costs, and how many will not accept relocation and thereby incurring severance costs. LP is refining its estimate of other expenses as well.  Based upon its most current information, LP believes that expenses will range from $13 to $15 million that will be recognized over the next 12 to 24 months.  Additionally, LP expects approximately $9 to $11 million in capital expenditures related to the relocation of the headquarters and related facilities. The expense estimates do not reflect expected incentives provided by various agencies to help partially offset the expenses of the relocation nor the potential gains on the sale of current facilities.

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

The discount rate used to calculate the curtailment charge at June 30, 2003 was 5.75%, compared to a discount rate used at the date of our last annual valuation on October 31, 2002 of 6.75%.  The use of a lower discount rate caused an increase in the actuarial value of the obligations of the plans.  Therefore, LP was required to record an adjustment to the minimum pension liability which is a component of accumulated comprehensive loss of $18.3 million ($11.2 million after taxes) and a corresponding increase of $15.2 million in pension liabilities and a decrease of $3.1 million in the intangible pension asset.

NOTE 22 – PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. Management is currently evaluating the impact of this statement.

NOTE 23 - EARLY DEBT EXTINGUISHMENT

During the third quarter ended September 30, 2003, LP repurchased $15.7 million of its publicly traded debt obligations. These obligations were purchased at a premium of $1.5 million, including commissions.

NOTE 24 – SUBSEQUENT EVENTS

On October 20, 2003, LP announced it had completed the sale of approximately 464,000 acres of timberland located in southeastern Texas. The sale price was approximately $290 million; less transaction costs fees and expenses. LP received approximately $23 million of cash upon the completion of the sale, together with a note receivable in the principal mount of $267 million.  LP expects to contribute the note receivable to the QSPE, and to receive approximately $257 million of borrowing proceeds from the QSPE as a return of capital, in the fourth quarter of 2003 in the manner described in Note 3. LP expects to recognize a pre tax gain of approximately $50 to $55 million on the sale.

On November 1, 2003, LP’s Board of Directors authorized, subject to contractual restrictions in any of LP’s debt facilities, LP’s management to purchase from time to time up to 20,000,000 shares of its outstanding common stock in the open market or in privately negotiated transactions.

Item 2.        Management’s Discussion and Analysis

CRITICAL ACCOUNTING POLICIES

Presented in Note 1 of Notes to financial statements included in item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002 is a discussion of our significant accounting policies.    While it is important to review and understand all of these policies when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $7.9 million higher if the LIFO inventories were valued at average cost.

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

Legal Contingencies.  Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. In making judgments and assumptions regarding legal contingencies for ongoing class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates, information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date, the experience of third parties who have been subject to product-related claims judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities.  In making these judgments and assumptions we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.  Commencing January 1, 2003, liabilities associated with closing, capping and monitoring landfills are accounted for as asset retirement obligations in accordance with SFAS No. 143.

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

Income Taxes. The determination of the provision for income taxes, and the resulting deferred tax assets and liabilities, involves significant management judgment, and is based upon information available to management at the time of such determination. The final income tax liability to any taxing jurisdiction with respect to any calendar year will ultimately be determined long after our financial statements have been published for that year. We maintain reserves for estimated tax exposures in federal, state and international jurisdictions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities, and the use of the installment sale method of accounting for tax purposes and other matters. These exposures are settled primarily through the closure of audits by these taxing jurisdictions and, on occasion, through the judicial process, any of which may produce a result inconsistent with past estimates. We believe that we have appropriate liabilities established for estimated exposures; however, actual results may differ materially from our estimates.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2003, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign net operating loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income, and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record an additional valuation allowance.

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

RESULTS OF OPERATIONS

Our net income for the third quarter of 2003 was $124.5 million, or $1.17 per diluted share, on sales of $674.8 million, compared to the third quarter 2002 net income of $3.3 million, or $0.03 per diluted share, on sales of $415.3 million. For the third quarter of 2003, income from continuing operations was $109.9 million, or $1.03 per diluted share compared to income from continuing operations of $17.8 million, or $0.17 per diluted share for the third quarter of 2002. For the nine months ended September 30, 2003, our net income was $108.8 million, or $1.03 per diluted share, on sales of $1.6 billion, compared a net loss of $19.4 million, or $0.19 per diluted share, for the nine month period ended September 30, 2002 on sales of $1.2 billion. For the first nine months ended September 30, 2003, income from continuing operations before cumulative effect of change in accounting principle was $120.8 million, or $1.14 per diluted share compared to income from continuing operations before cumulative effect of change in accounting principle of $25.4 million, or $0.24 per share for the first nine months of 2002. All sales figures reflect sales from continuing operations only.

We operate in four segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products and Engineered Wood Products.  In prior periods, we also operated a Pulp segment. OSB is the most significant segment, accounting for more than 45% of sales during the first nine months of 2003 and 2002. Our results of operations are discussed below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant.

OSB is a commodity product for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of OSB products will remain at current levels which were at historic highs at September 30, 2003, or will increase or decrease in the future, because supply and demand are influenced by many factors, only two of which are the cost and availability of raw materials. In addition, we are not able to determine to what extent, if any, we will be able to pass any future increase in the price of raw materials on to customers through product price increases.

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

OSB

Our OSB segment manufactures and distributes commodity OSB structural panels.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change	2003	2002	Change
Sales	$403.2	$173.0	133%	$826.7	$556.6	49%
Operating profits	$197.8	$8.0	2373%	$248.7	$56.1	343%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002 are as follows:

	Quarter Ended September 30 2003 versus 2002		Nine Months Ended September 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Commodity OSB	114%	19%	50%	(1)%

OSB prices increased significantly for the third quarter and nine months ended September 30, 2003 as compared to the corresponding periods of 2002 due to strong market demand which resulted from poor weather conditions that had delayed the start of the 2003 building season. This delay resulted in an increased demand in a shortened time span, which industry producers and existing product inventories could not satisfy demand. Additionally, poor weather in several area resulted in log outages for several producers of structural panels. These circumstances caused OSB market prices to rise steadily from early June 2003. Additionally, limited additional industry capacity has been put into service over the last year. During the third quarter of 2003, all of our mills were running, including our Chambord, Quebec mill, which was on strike during the third quarter of 2002 and our Woodland, Maine mill, which we acquired through an exchange with Georgia Pacific in September of 2002.

Compared to the third quarter and the nine months ended September 30, 2002, the primary factors for increased operating profits was the significant increase in sales prices, which was partially offset by an increase in operating costs of 5% for the quarter and 14% for comparable nine month period of 2003. The increase in operating costs was primarily due to increased wood, resin and energy costs.  Additionally, because of the strengthening Canadian dollar, operating results at our Canadian OSB mills were negatively affected due to increased Canadian dollar denominated costs when translated into US dollars.

COMPOSITE WOOD PRODUCTS

Our composite wood products segment produces and markets wood siding and related accessories, specialty hardboard products and specialty OSB.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change	2003	2002	Change
Sales	$121.7	$90.0	35%	$311.2	$278.1	12%
Operating profits	$23.3	$9.6	143%	$43.5	$38.0	14%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002 are as follows:

	Quarter Ended September 30 2003 versus 2002		Nine Months Ended September 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

OSB-based exterior products	2%	12%	0%	15%
Commodity OSB	114%	75%	50%	26%
Hardboard	(23)%	(15)%	6%	—

For both the third quarter and the nine month period ended September 30, 2003, sales volume continued to increase over the comparable periods in the prior year in our OSB-based exterior products due to increased market penetration and brand awareness. Volumes and sales prices in our hardboard siding and doorskin business declined due to reduced demand in one of our key markets and slackening demand elsewhere. Sales prices in the OSB-based exterior products remained relatively flat over the comparable period.

During the third quarter and nine month period ended September 30 of both 2003 and 2002, two of our specialty OSB facilities also produced commodity OSB. The commodity OSB volume increase over both the third quarter and the nine month period ended September 30, 2002 primarily due to increased commodity OSB production from our Silsbee Texas specialty OSB facility which in prior quarters had produced OSB-based exterior products. See the discussion in OSB above for a discussion of changes in commodity OSB pricing.

Overall, the improvement in operating results for our composite wood products segment for the third quarter and nine month period ended September 30, 2003 compared to the same periods in the prior year was primarily due to significantly increased commodity OSB pricing, which was slightly offset by increases in operating costs including higher wood, resin and energy costs.

PLASTIC BUILDING PRODUCTS

Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change	2003	2002	Change
Sales	$56.3	$47.0	20%	$156.5	$120.8	30%
Operating profits	$4.0	$3.4	18%	$13.2	$5.4	144%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002 are as follows:

	Quarter Ended September 30 2003 versus 2002		Nine Months Ended September 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Vinyl	5%	9%	6%	9%
Moulding	0%	9%	(1)%	(1)%
Decking	13%	8%	20%	92%

In our vinyl siding business, sales prices increased for the quarter and nine month period ended September 30, 2003 as compared to the same periods in the prior year due partially to an increase in sales for our premium siding product (30% increase in the quarter and 52% increase for the nine month period). Additionally, we implemented a general price increase to offset a portion of the increased cost of the primary raw material. Sales volume increased for the periods due to increased market share.

In our mouldings product line, we saw a slight decline in unit shipments for the quarter and nine month period ended September 30, 2003 as compared to the same periods in the prior year due to slower retail activity in the home centers.  Sales prices remained flat for the quarter and declined slightly for the nine month period ended September 30, 2003 due to competitive pricing pressure.

Operating results for our composite decking business improved significantly for the quarter and nine month period ended September 30, 2003 over comparable periods in the prior year. Sales prices increased as a result of a general price increase instituted as of January 1, 2003 for all our decking products.  Our sales and production volumes also increased significantly as a result of continued marketing efforts to gain new customers that allowed us to run both of our decking facilities in 2003, while our Meridian plant was shutdown for a portion of 2002.

The results of operations in this segment improved significantly for the quarter and the nine month period ended September 30, 2003 as compared to the same periods of the prior year due to improved selling prices and volumes in our composite decking products, while the increased production volumes reduced our per unit costs. The resulting improvements were partially offset by increased resin costs, the primary raw material for many of the products in this segment, increased energy costs and the impact of the strengthening Canadian dollar.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change	2003	2002	Change
Sales	$82.2	$81.6	1%	$219.6	$202.9	8%
Operating profits (losses)	$(1.6)	$2.6	-162%	$(3.7)	$6.9	-154%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002 are as follows:

	Quarter Ended September 30 2003 versus 2002		Nine Months Ended September 30 2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

LVL	3%	6%	(2)%	28%
I-joists	3%	17%	0%	16%

For the quarter ended September 30, 2003, both LVL and I-Joists experienced slight increases in sales prices after several quarters of declines.  For the nine month period ended September 30, 2003, LVL sales prices experienced a slight decline and I-Joist prices remained flat. Sales volumes for both product lines showed an increase for all periods due to the addition of several new distributors and an expanded presence with large builders. Additionally, included in this segments are related products which all showed significant declines in volumes due to the continued focus on LVL and I-Joist products.

The results of operations of our EWP segment declined primarily due to increases in raw material costs (primarily veneer, OSB and lumber) and operating costs as well as the impact of the strengthening Canadian dollar on the Canadian dollar denominated operating costs of our EWP facilities in British Columbia.

PULP

During 2002, we completed our exit of the pulp market with the sale of our remaining pulp mill in October of 2002.

OTHER PRODUCTS

Our other products category includes sales associated with lumber and plywood sales offices, wood chips, our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. Sales were significantly lower, with lower operating profits for the third quarter and nine months ended September 30, 2003 as compared to the same periods of 2002. The reduction in sales was primarily attributable to the sale of the Ireland operation in first quarter of 2002 and the elimination of our plywood sales operations. Sales and profits of logs from our timberlands increased significantly as we sold our logs to external customers that previously were transferred to our plywood operations that we divested in the third quarter of 2002.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the third quarter of 2003 as compared to 2002, general corporate expenses increased 30%. For the nine month period ended September 30, 2003 as compared to the comparable period in 2002, general corporate expenses increased 12%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance and other expenses. The increases in both the quarter and nine month period ended September 30, 2003 was primarily related to higher professional fees, higher management bonuses and stock compensation accruals due to improved operating and stock performance, higher insurance costs and increased marketing spending.

INTEREST, NET

Interest expense in the third quarter and nine month period ended September 30, 2003 was lower than the comparable periods in 2002 due to lower interest rates on variable debt and a lower average amount of debt outstanding.

DISCONTINUED OPERATIONS

Included in discontinued operations for the third quarter and nine months ended September 30, 2003 and 2002 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the third quarter of 2003, these operations include lumber mills, an interior hardboard operation and a veneer mill. For the nine month period ended September 30, 2003, these operations also include one industrial panels facility that was sold in the first quarter of 2003.  For the first three quarters of 2002, these operations included our US plywood, lumber and industrial panels mills, interior hardboard operations, wholesale operations and distribution facilities.

Overall, these operations improved for the third quarter and nine month period ended September 30, 2003 as compared to the same periods in 2002. This improvement is primarily related to the recognition of $20.9 million in the third quarter of 2003 and $27.1 for the first nine months of 2003 associated with the liquidation of certain LIFO inventories due to reduced log and lumber inventories at sites sold or closed. A similar gain of $2 million was recognized in the third quarter of 2002. Additionally, results improved due to timing of the sale, transfer or permanent closure of facilities that were unprofitable.

Included in the operating losses of discontinued operations for the third quarter of 2002, are a loss of $9.6 million associated with assets held for sale; a loss of $4.2 million on severance accrued as part of the announced divesture plan; a gain of $0.5 million to reflect the changes in the estimated fair value of several energy contracts since June 30, 2002; a gain of $1.4 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years; a loss of $4.5 million related to a retained timber contract associated with a sold mill as we expect to sell the timber at a loss; and a gain of $2.0 million related to the reversal of curtailment expense recorded in the second quarter of 2002 on a defined benefit pension plan associated with the expected divestitures.

In addition to the above, during the nine month period ended September 30, 2002, we recorded a loss of $25.6 million associated with impairment charges on assets held for sale and a net gain of $2.6 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years; a loss of $3.9 million on severance accrued as part of the divestiture plan; a loss of $6.4 million related to curtailment expense with respect to a defined benefit pension plan associated with the expected divestitures. Additionally, we recorded a gain of $3.3 million to reflect the changes in the estimated fair value of several energy contracts since December 31, 2001.

Included in the operating losses of discontinued operations for the third quarter of 2003, are a loss of  $1.7 million related to timber contracts associated with closed or sold mills; a loss of $0.9 million related to severance charges and a gain of $0.5 million on the sale of various assets previously held for sale.

In addition to the above, during the nine month period ended September 30, 2003, we recorded a gain of $7.5 million on the sale of various assets previously held for sale (primarily our Missoula particleboard facility) and a loss of $0.5 million related to severance charges; a loss of $2.5 million related to curtailment expense on defined benefit pension plans associated with the expected divestitures; a loss of $15.0 million related to an operating lease of a mill that has been permanently closed; a loss of $1.4 million related to a timber contract associated with a closed mill; and impairment charges of $24.4 million on assets held for sale.

INCOME TAXES

Income (loss) before taxes for the quarter and nine month period ended September 30, 2003 and 2002 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Continuing operations	$197.7	$27.6	$219.7	$43.6
Discontinued operations	23.6	(23.5)	(19.6)	(66.3)
Cumulative effect of change in accounting principle	—	—	0.2	(6.3)
	221.3	4.1	200.3	(29.0)
Total tax provision (benefit)	96.8	0.8	91.5	(9.6)
Net income (loss)	$124.5	$3.3	$108.8	$(19.4)

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

The components and associated estimated effective income tax rates applied to the third quarter and nine month periods ended September 30, 2003 and 2002 are as follows:

	Quarter Ended September 30,
	2003		2002
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$87.8	44%	$9.8	36%
Discontinued operations	9.0	38%	(9.0)	38%
	$96.8	44%	$0.8	20%

	Nine Months Ended September 30,
	2003		2002
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$98.9	45%	$18.2	42%
Discontinued operations	(7.5)	38%	(25.3)	38%
Cumulative effect of accounting change	0.1	38%	(2.5)	40%
	$91.5	46%	$(9.6)	33%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

LP adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003. This statement addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires us to record both an initial asset and a liability for the fair value of estimated costs of legal obligations associated with the retirement of long-lived assets. The initial assets are depreciated over the expected useful life of the asset. Upon adoption of this statement, we changed our accounting for landfill closure and monitoring costs, reforestation obligations associated with certain timber licenses in Canada and other assets. Implementation of this standard resulted in income of $0.2 million (or $0.1 million after taxes of $0.1 million) as the fair value of the liabilities as calculated under SFAS No. 143 was lower than previously recorded liabilities. This impact was recorded as a  “cumulative effect of change in accounting principle” as of January 1, 2003.

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

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the US and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting and Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits”.  Our total defined benefit pension expense for 2002 was approximately $18.9 million, including a $4.4 million curtailment expense due to divestiture activity, compared to pension expense in 2001 of $14.6 million.  We estimate that our defined benefit pension expense for 2003 will be approximately $17 million, including a $2.5 million curtailment charge. We contributed $27.1 million to our defined benefit pension plans in 2002.  We have contributed approximately $30 million to these plans in 2003. A significant actuarial loss existed at the end of 2002.  The amortization of this unrecognized loss is expected to account for approximately 30% of our 2003 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3 and 7 in our Annual Report on Form 10-K for the year ended December 31, 2002, Note 12 to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

OSB SIDING LITIGATION UPDATE

The following discussion should be read in conjunction with the discussion of our OSB siding litigation set forth in Note 12 of Notes to the financial statements included in item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

Cumulative statistics as of the dates stated below under the nationwide and Florida Settlements are as follows:

	September 30, 2003	December 31, 2002
Requests for claims forms	331,000	331,000
Completed claims received	213,000	213,000
Completed claims pending	4,000	16,000
Claims dismissed	39,000	39,000
Claims settled	170,000	158,000

The average payment amount for settled claims as of September 30, 2003 and December 31, 2002 was approximately $3,500.  Excluding claims satisfied on a discounted basis under various alternative payment programs, the average payment amount for settled claims as of September 30, 2003 and December 31, 2002 was $5,100. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies. Claimants had through December 31, 2002 to submit claims and consequently no claims were submitted in the first nine months of 2003.

On April 3, 2003, we announced a program under which we invited each holder of a valid claim to submit, on a voluntary basis, an offer stating the amount (expressed as a percentage of the face amount of the claim) the claimant would be willing to accept, on a current basis, in satisfaction of his or her claim.  We committed to accept all valid offers up to 35.87%, and reserved the right to accept or reject offers in excess of 35.87%.  The deadline for offers to be submitted under the program (based upon postmark dates) was April 30, 2003.  On June 27, 2003, we made the decision to accept all offers made to us for 80% or less of the face amount of the claim.  In accordance with this decision, we sent acceptance letters and a check to those who responded under this program.  For those who responded with an offer greater than 80%, we rejected their offer but nonetheless enclosed a check equal to 80% of the face value of the claim.  Should a claimant choose to cash the check, this action will discharge all future liability to LP for such claim.  Additionally, we made the decision to send a letter and a check equal to 80% of the face value of the claim to all claimants who failed to respond to our April offer.

From the inception of the settlement through September 30, 2003, we have paid a total of $510 million in satisfaction of $823 million in claims. The breakdown of the payments is as follows (in millions):

Dollar amounts in millions	Paid	Satisfaction of Claim Amount

Original settlement	$265	$275
Optional contributions	71	100
Second fund program	115	319
Alternative payment program	32	91
Claimant offer program	27	38
	$510	$823

Additionally, as of October 6, 2003, we announced that we will fund the remaining claims under the nationwide OSB siding class-action settlement in the fall of 2004 as provided under the settlement agreement.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 12 of Item 8 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2002.

Cumulative statistics under hardboard settlements are as follows:

	September 30, 2003	December 31, 2002
Requests for claims	30,800	25,600
Completed claims received	17,600	13,200
Completed claims pending	2,500	2,000
Claims dismissed	5,100	3,900
Claims settled	10,000	7,300

The average payment amount for settled claims as of September 30, 2003 and December 31, 2002 was approximately $1,400 and $1,500. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $227.3 million in the first nine months of 2003 compared to $81.7 million in the same period of 2002.  The increase in cash provided by operations resulted primarily from improvements in operating results during 2003 as compared to the same period of 2002.

Net cash provided by investing activities was $190.3 million in the first nine months of 2003 compared to $39.1 million in the first nine months of 2002. Capital expenditures for property, plant and equipment increased for the first nine months of 2003 compared to the same period in 2002 primarily for capital projects to reduce production costs in certain OSB facilities and capital required by our joint venture established for an I-Joist facility in Eastern Canada. We estimate that capital expenditures for the full year ending December 31, 2003 will be approximately $85 million and will focus primarily on projects to reduce our energy, raw material and resin costs. In addition, we received, in the first nine months of 2003, proceeds of approximately $67.7 million from the sale of timberlands, $31.9 million on the sales of other assets and $102.8 million as a return of capital from an unconsolidated subsidiary (see Note 3 to the financial statements included in this report and “Off Balance Sheet Arrangement” below). As a result of the conversion of our secured revolving credit facility into a secured letter of credit facility (see Note 10 to the financial statements included in this report), we are required to maintain pledges of cash collateral in an amount equal to 100% of the face amount of the letters of credit outstanding under the facility, but are no longer required to deposit or retain net after-tax proceeds of asset sales in restricted cash account.

Net cash used by financing activities was $174.3 million for the first nine months of 2003 compared to $82.2 million in the comparable period of 2002. For the nine months ended September 30, 2003, we repaid $84.9 million of debt (revolving credit facilities, publicly traded debt obligations and other long term borrowings) and for the comparable period in 2002, we repaid $89.5 million. We paid no cash dividends in the first nine months of 2003 or 2002. Additionally, in connection with the conversion of our revolving credit agreement into a letter of credit facility, we were required to cash collateralize all outstanding letters of credit. At September 30, 2003, this required a restricted cash account of $99.4 million.

We expect to meet the future cash requirements of our operations through cash generated from operations, existing cash balances, existing credit facilities and other capital resources.  Cash and cash equivalents totaled $381.8 million at September 30, 2003 compared to $137.3 million at December 31, 2002. Additionally, at September 30, 2003, we had $108.1 million in a restricted cash account as compared to $46.8 million at December 31, 2002.

Our secured US letter of credit facility, which expires in February 2005, provides for up to $125 million of letters of credit outstanding at any time and requires us to pledge cash as security for our reimbursement obligations under the facility in an amount equal to 110% of the face amount of the letters of credit outstanding from time to time.  At September 30, 2003, $87 million of letters of credit were outstanding under this facility.

We also have a $25 million (Canadian) secured revolving credit facility under which no borrowings and $3 million in letters of credit were outstanding at September 30, 2003. This facility is available until February 2004, subject to extension at the option of the lender. In addition, the Canadian credit facility contains certain restrictive covenants, including a requirement that Louisiana-Pacific Canada Ltd. and subsidiaries maintain a consolidated minimum current ratio, as defined, of 1.15 to 1.0.

As of October 10, 2003, we converted our secured Canadian facility into a letter of credit facility, which expires in February 2006. This amended facility provides for up to $10 million Canadian of letters of credit outstanding at any time and requires us to pledge cash as security for our reimbursement obligations under the facility in an amount equal to 110% of the face amount of the letters of credit outstanding from time to time.

The accounts receivable securitization facility, which expires in November 2004, provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our unsecured debt rating could cause an amortization event under this facility.  At September 30, 2003, we had no borrowings outstanding under this facility

As of September 30, 2003, we were in compliance with all of our debt covenants. For a discussion of various risks associated with our indebtedness, see the information included in Outlook: Issues and Uncertainties, under the captions “Our substantial debt could have important consequences” and “The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings.”

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

Significant changes in our balance sheet from December 31, 2002 to September 30, 2003, include an increase of $80.7 million in accounts receivable primarily due to seasonal increases (including record high OSB prices) in sales volume and prices. Timber and timberlands declined due to the sale of certain timberlands associated with our divesture program. Long-term assets of discontinued operations decreased significantly due to the sale of several facilities. Additionally, other assets increased by $45.0 million primarily related to notes receivable associated with the sale of timber and timberlands that occurred during the later portion of the third quarter of 2003. These notes were contributed to an unconsolidated subsidiary in September 2003. In October 2003, the notes were pledged to secure $24.9 million of borrowings of the unconsolidated subsidiary which distributed most of the cash to LP as a return of capital.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (primarily payments for siding litigation settlements), totaled $93.2 million at September 30, 2003, of which $30.0 million is estimated to be payable within one year.  As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of these estimates.  The amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.  Contingency related payments totaled $43.7 million for the first nine months of 2003.

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

During the second and third quarters of 2003, LP sold timber and timberland in various transactions for a total of $9.3 million of cash and $143.4 million in notes receivable.  Pursuant to the arrangement described above, during the second and third quarters of 2003, LP contributed $143.4 million of the notes receivable to the QSPE, the QSPE issued $103.9 million of its bonds to unrelated third parties and distributed $102.8 million to LP as a return of capital, and between the end of the third quarter of 2003 and the date of this report, the QSPE, issued an additional $24.9 million of bonds to unrelated third parties and distributed $24.7 million to LP as a return of capital.  LP expects to receive a portion of the purchase price for the sales of the remaining timber and timberlands subject to its divestiture plan in the form of notes receivable and to obtain liquidity from such notes receivable in the manner described above.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE.  LP’s retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $13.0 million of the “Other assets” reflected on LP’s condensed consolidated balance sheet as of September 30, 2003. Additionally, included in LP’s condensed consolidated balance sheet as of September 30, 2003 was $27.7 million of investment in the QSPE with respect to notes receivable which had not yet been pledged by the QSPE to secure additional borrowings.

In accordance with SFAS NO. 140, the QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on LP’s condensed consolidated balance sheet.  The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors (except to the extent of LP’s retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied).  In general, the creditors of the QSPE have no recourse to LP’s assets, other than LP’s retained interest.  However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE.  LP’s maximum exposure in this regard was approximately $13.0 million as of the end of the third quarter of 2003 and approximately $15.9 million as of the date of this report.  The estimated fair value of this guarantee is not material.

POTENTIAL IMPAIRMENTS

We continue to review several mills and projects for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate from September 30, 2003 levels or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

We also review from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant circumstances. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, we may be required to record impairment charges in connection with decisions to dispose of assets.

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

We have a high degree of product concentration. OSB accounted for over 50% of our revenues during the first nine months of 2003, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future.  Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by increases in raw material costs. The most significant raw material used in our operations is wood fiber.  We currently obtain more than 65% of our wood fiber requirements in the open market.  Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control.  In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions.  In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes.  Resin product costs are influenced by changes in the prices of raw materials used to produce resins, primarily petroleum products, as well as demand for resin products.  We also use energy (primarily natural gas) in our manufacturing processes, the cost of which can fluctuate significantly. Selling prices of our products have not always increased in response to raw material cost increases.  We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases.  Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flow.

We are subject to taxation by federal, state and international jurisdictions.  The quarterly and annual provisions for income taxes and determination of the resulting deferred tax assets and liabilities involve a signification amount of management judgment. We currently are, and in the future will be, involved in a number of audits by various taxing authorities. Audits, changes in the interpretations and application of tax laws by taxing authorities and the courts, changes in our business activities within a taxing jurisdiction or other factors, may necessitate substantial revision of past estimates.  We have established appropriate liabilities in our consolidated financial statements with respect to the estimated costs of potential tax exposures to the extent that we have determined that such costs will occur and are reasonably estimable.  However, the amounts ultimately paid to settle these liabilities will be dependent upon the completion of audits by taxing authorities, the interpretation of the tax laws and other factors, all of which are subject to inherent uncertainties.  We regularly monitor our exposure to these events and, as additional information becomes known, may change our estimates significantly.

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

Our substantial debt could have important consequences.  As of September 30, 2003, we had consolidated debt of approximately $1.0 billion, of which $354 million is secured by notes receivable. This level of indebtedness which could increase in the future, could (1) require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements; (2) limit our flexibility in planning for, or reacting to, changes and opportunities in, the building products industry, which may place us at a competitive disadvantage compared to our competitors; (3) limit our ability to incur additional debt on commercially reasonable terms, if at all; and (4) increase our vulnerability to adverse economic and industry conditions.

The instruments governing our debt contain restrictive covenants, events of default and consequences of downgrades in our credit ratings. Among other things, the covenants require us to comply with or maintain certain financial tests and ratios and restrict our ability to: (1) incur debt; (2) incur liens; (3) redeem and/or prepay debt; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) engage in transactions with affiliates; and (7) pay dividends or engage in stock redemptions. Our ability to comply with these covenants is subject to various risks and uncertainties, and events beyond our control that could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, a substantial portion of our debt. Even if we are able to comply with the applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. In addition, specified downgrades in our credit ratings could increase our costs of borrowing and, in the case of our accounts receivable securitization facility, a two-level downgrade by either rating agency could result in an amortization event and trigger cross-defaults which could result in the acceleration of the maturity of a substantial portion of our debt.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2003, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have entered into foreign exchange contracts to manage a portion of the foreign currency rate risk associated with certain of our indebtedness, we historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

As of September 30, 2003, we had $888 (Canadian) million in intercompany debt between our US and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of US dollars. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into US dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each  $.01 change in the exchange rate, our annual tax expense (benefit) changes by $3.4 million.

Our OSB products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. OSB accounted for over 50% of our sales in the first nine months of 2003. With an annual capacity of 5.8 billion square feet (3/8” basis) or 5.0 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.0 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2003, with the participation of the company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in the company’s internal controls over financial reporting that occurred during the company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Oriented strand board, million square feet 3/8” basis	1,452	1,191	4,039	3,914

Wood-based siding, million square feet 3/8” basis	183	203	599	592

Engineered I-Joist, million lineal feet	24	24	66	65

Laminated veneer lumber (LVL), thousand cubic feet	2,593	2,116	7,349	6,409

Composite Decking, thousand lineal feet	6,943	6,660	23,387	15,109

Vinyl Siding, squares	759	708	2,061	1,913

(1) Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	132
2002 1st Qtr. Avg.	165
2002 2nd Qtr. Avg.	159
2002 3rd Qtr. Avg.	160
2003 1st Qtr. Avg.	176
2003 2nd Qtr. Avg.	218
2003 3rd Qtr. Avg.	386

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

Nature Guard Cement Shakes Matters

We were named in four putative class actions filed in California and one putative class action filed in the state of Washington:  Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001;  Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001.  The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court.  The coordinated case was assigned to the Superior Court for Stanislaus County, California.  On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases.  The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint.   As a result, the separate actions filed by those individuals have been dismissed. On November 5, 2002, the court granted plaintiffs’ Motion for Class Certification.  The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing.  The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.  The Court dismissed plaintiffs claims for breach of implied warranty and violation of the Consumer Legal Remedies Act. .  The Court dismissed plaintiffs’ claims for breach of implied warranty and violation of the Consumer Legal Remedies Act. Plaintiffs subsequently filed and Amended Complaint attempting to reintroduce the Consumer Legal Remedies Act claim by naming an additional plaintiff, Stephen Redmond.

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

Contingency Reserves

We maintain reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts that could cause actual costs to vary materially from current estimates. Due to various uncertainties, we cannot predict to what degree, if any, actual payments will materially exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 18 to the financial statements included in this report and Note 12 of the Notes to financial statements included in Item 8, Financial Statements and Supplementary Data, in our annual report on Form 10-K for the year ended December 31, 2002.

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

2.1

Purchase and Sale Agreement between LP and ETT Acquisition Company, LLC, dated July 2, 2003. Incorporated by reference to Exhibit 10.21 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.1(h)	Eighth Amendment dated September 3, 2003, among LP, Bank of America, NA and other financial institutions that are party thereto

10.2 (e)	Fifth Amendment to 2001 LP Canadian Credit Agreement dated September 15, 2003, among Louisiana Pacific Canada LTD., LP and Royal Bank of Canada.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601 (b)(4)(iii) of Regulation S-K.

(b)	Reports on Form 8-K

We filed a Form 8-K on July 29, 2003 reporting certain matters under items 12 thereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: November 5, 2003	BY: /s/ MARK A. SUWYN
Mark A. Suwyn
Chairman and Chief Executive Officer

Date: November 5, 2003	BY: /s/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)