Form 10-K
period 2003-12-31
LOUISIANA PACIFIC CORP
filed 2004-03-11
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission File Number 1-7107

Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	93-0609074 (I.R.S. Employer Identification No.)
805 S.W. Broadway, Suite 1200 Portland, Oregon 97205-3303 (Address of principal executive offices)	Registrant's telephone number (including area code) 503-821-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,660,600,000 as of March 5, 2004.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock: 108,602,809 of Common Stock, $1 par value, outstanding as of March 5, 2004.

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

  •
  changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, EURO and the Chilean peso;

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

PART I

ITEM 1. Business

General

        Our company, headquartered in Portland, Oregon, is a leading manufacturer and distributor of building materials. As of December 31, 2003, we had approximately 7,100 employees and operated 39 facilities in the U.S. and Canada and one facility in Chile. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments

        We operate in four segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products and Engineered Wood Products (EWP). In the past, we also operated a market pulp segment. The OSB and EWP segments are generally represented as our "commodity" products, while the Composite Wood and Plastic Building products represent our "specialty" products. In general, our businesses are affected by the level of housing starts; the level of home repairs; the availability and cost of financing; changes in industry capacity; changes in the prices we pay for raw materials and energy; and other operating costs.

OSB

        Our OSB segment manufactures and distributes OSB structural panel products.

        OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated that OSB accounts for approximately 60% of the structural panel consumption with plywood accounting for the remainder. We estimate that the overall North American structural panel market is almost 40 billion square feet with the OSB market comprising an estimated 23.5 billion square feet of this market. Based upon our production of 5.5 billion square feet, we account for 23% of the OSB market and 15% of the overall North American structural panel market. We believe we are the largest and one of the most efficient producers of OSB in North America.

Composite Wood Products

        Our composite wood product offerings fall into three categories: (1) SmartSide® siding products and related accessories; (2) hardboard siding and accessory products; and (3) specialty OSB products. Additionally, our OSB operation in Chile is included in this segment.

        The SmartSide® Products    Our SmartSide® products consist of a full line of OSB-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs.

        Hardboard Siding Products    Our hardboard siding product offerings include a number of lap and panel products in a variety of patterns and textures, as well as trim products.

        Specialty OSB Products    Our specialty OSB product offerings include a number of development products that focus on the use of OSB substrates with a variety of overlay technologies for wood, such as concrete forms and project panels.

        Additionally, as market demand warrants, minor amounts of commodity OSB are produced and sold in this segment.

Plastic Building Products

        Our plastic building products offerings fall into three categories: (1) vinyl siding products and related accessories; (2) composite decking and accessory products; and (3) moulding products.

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

        Mouldings.    We manufacture extruded plastic decorative moulding products. We offer products in several colors, shapes and styles. These products are sold almost entirely in the retail home improvement markets.

Engineered Wood Products

        Our Engineered Wood Products (EWP) product segment manufactures and distributes I-joists and laminated veneer lumber (LVL) and other related products. We believe that in North America we are one of the top four producers of I-joists and LVL. A plywood mill and a cedar lumber mill associated with our LVL operations in British Columbia are also included in this segment.

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

Other Products

        Our other products category includes our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other minor products and services and other operations closed prior to January 1, 2002.

Pulp Segment

        During 2002, we completed our exit of the pulp business through the sale of our remaining pulp mill located in Chetwynd, British Columbia, which had been indefinitely closed in 2001 (see Notes 1, 13 and 14 of the Notes to the financial statements in item 8 of this report). In 2001, we sold our controlling interest in a pulp mill located in Samoa, California (see Note 18 of the Notes to financial statements in item 8 of this report).

Sales, Marketing and Distribution

        Our sales and marketing efforts are primarily focused on traditional two-step distribution, professional building products dealers, home centers, third-party wholesale buying groups and other retailers. The wholesale distribution channel includes a variety of specialized and broad-line wholesale distributors and dealers focused primarily on the supply of products for use by professional builders and contractors. The retail distribution channel includes large retail chains catering to the do-it-yourself (DIY) and repair and remodeling markets as well as smaller independent retailers.

Customers

        We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2003, our top 10 customers accounted for approximately 43% of our continuing sales, with the largest customer accounting for no more than 9% of our revenues. Because a significant portion of our sales are from OSB that is a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

  •
  Wholesale distribution companies, which supply building materials to retailers on a regional, state or local basis;

  •
  Two-step distributors who provide building materials to smaller retailers, contractors and others;

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

  •
  Manufactured housing producers, who design, construct and distribute prefabricated residential and light commercial structures, including fully manufactured, modular and panelized structures, for consumer and professional markets.

Competitors

        The building products industry is highly competitive. We compete internationally with several thousand forest and building products firms, ranging from very large, fully integrated firms to smaller enterprises that may manufacture only one or a few items. We also compete less directly with firms that manufacture substitutes for wood building products. Some competitors have substantially greater financial and other resources than we do that could, in some instances, give them a competitive advantage over us.

Raw Materials

        Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the U.S. are manufacturers who supply: (1) the housing market where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; and (3) export markets. The supply of timber is limited by access to timber and by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including forest management policies, alternate uses of land, and loss to urban or suburban real estate development.

        During 2003, we sold our remaining timberland. Our timberlands, primarily in the southern U.S., provided approximately 5% of our domestic wood fiber requirements in 2003 and an average of approximately 10% of our domestic wood fiber requirements over the past five years. This wood fiber was largely supplied to our plywood business that we divested in September 2002. In Canada, we harvest enough timber annually under long-term harvest rights with various Canadian governments and other third parties to support our Canadian production facilities. The average remaining life of our Canadian timber rights is 20 years with provisions for regular renewal.

        We purchase approximately 73% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood contracts. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources. We satisfy a portion of our wood fiber requirements by purchasing certain by-products, including wood chips, wood shavings and sawdust, from third parties. These by-products account for an insignificant portion of our wood fiber requirements.

        In addition to wood fiber, we use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as demand for resin products.

        While the majority of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to control our exposure to energy price changes through the use of long-term supply contracts agreements.

Environmental Compliance

        Our operations are subject to many environmental laws and regulations governing, among other things, discharges of pollutants and other emissions on or into land, water and air, the disposal of hazardous substances or other contaminants, the remediation of contamination and the restoration and reforestation of timberlands. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of our operations and otherwise result in significant costs and expenses. In some cases, plant closures can result in more onerous compliance requirements becoming applicable to a facility or a site. Violations of environmental laws and regulations can subject us to additional costs and expenses, including defense costs and expenses and civil and criminal penalties. We cannot assure you that the environmental laws and regulations to which we are subject will not become more stringent, or be more stringently implemented or enforced, in the future.

        Our policy is to comply fully with all applicable environmental laws and regulations. In recent years, we have devoted increasing management attention to achieving this goal. In addition, from time to time, we undertake construction projects for environmental control facilities or incur other environmental costs that extend an asset's useful life, improve efficiency or improve the marketability of certain properties. We believe that our capital expenditures for environmental control facilities in 2004 and 2005 will not be material.

        Additional information concerning environmental matters is set forth under Item 3, Legal proceedings, and in Note 14 of the Notes to financial statements in item 8 contained in this report.

Employees

        We employ approximately 7,100 people, approximately 1,800 of whom are members of unions. We consider our relationship with our employees generally to be good. During 2002, work stoppages occurred at two facilities. A work stoppage at our Dawson Creek, British Columbia OSB facility occurred from March 2002 through April 2002 when it was settled. A work stoppage at our Chambord, Quebec OSB facility began in May 2002 and continued through June 2003. There can be no assurance that additional work stoppages will not occur. During 2004, union contracts expire at five of our manufacturing facilities in continuing operations (four in Canada and one in the U.S.).

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

Segment and Price Trend Data

        The following table sets forth, for each of the last three years: (1) production volumes; (2) the average wholesale price of selected building products in the United States; and (3) logs used in production by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) our consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 20 of the Notes to the financial statements included in item 8 of this report and information concerning our sale by product line is included in item 7. Management Discussion and Analysis.

Product Information Summary
For Years Ended December 31 (Dollar amounts in millions, except per unit)

	2003	2002	2001
PRODUCTION VOLUMES
OSB, 3/8" basis, million square feet	5,525	5,123	5,240
Softwood plywood, 3/8" basis, million square feet	61	549	809
Lumber, million board feet	938	1,221	966
Wood-based siding, 3/8" basis, million square feet	807	786	733
Engineered I-Joists, million lineal feet	91	84	71
Laminated veneer lumber, thousand cubic feet	10,069	8,394	6,923
Composite decking, thousand lineal feet	32,119	21,991	7,605
Vinyl siding, squares(1)	2,792	2,419	2,246
INDUSTRY PRODUCT PRICE TRENDS(2)
OSB, MSF, 7/16" - 24/16" span rating (North Central price)	$294	$160	$159
Southern pine plywood, MSF, 1/2" CDX (3 ply)	337	253	268
Framing lumber, composite prices, MBF	311	299	312
% LOGS BY SOURCES(3)
Fee owned lands	5	11	11
Private cutting contracts	18	12	13
Government contracts	22	20	21
Purchased logs	55	57	55
Total volumes—million board feet	2,490	2,683	2,541

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

COMPOSITE WOOD PRODUCTS
 Oriented Strand Board Siding and Specialty Plants
5 plants—880 million square feet annual capacity, 3/8" basis
3 shifts per day, 7 days per week

Square feet in millions
Newberry, MI	130
Silsbee, TX(1)	345
Tomahawk, WI	135
Two Harbors, MN	140
Panguipulli, Chile(2)	130

(1)
The Silsbee TX OSB siding facility produces both commodity OSB as well as OSB siding.
(2)
The Panguipulli, Chile OSB siding facility produces both commodity OSB as well as OSB siding.
(3)
The Roaring River, NC plant produces only hardboard siding products.
(4)
The East River, Nova Scotia plant produces both hardboard panel products and hardboard siding products.
(5)
We sell an additional 60 million lineal feet of I-Joist which is produced by our joint venture with Abitibi-Consolidated.
(6)
Our finishing and tileboard plant in Toledo, OH takes production from the Alpena, MI plant to produce decorative panels and finished tileboard.

Hardboard plants
2 plants—505 million squares feet capacity, surface measure
3 shifts per day, 7 days per week

Square feet in millions
Roaring River, NC(3)	215
East River, Nova Scotia(4)	290

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
1 shifts per day, 7 days per week

Lineal feet in millions
Meridian, ID	9
Selma, AL	19

ENGINEERED WOOD PRODUCTS
 I-Joist Plants(5)
2 plants—106 million lineal feet annual capacity
1 to 3 shifts per day, 5 days per week

Lineal feet in millions
Red Bluff, CA	60
Wilmington, NC	46

LVL Plants
3 plants—10,600 thousand cubic feet annual capacity
1 to 3 shifts per day, 5 days per week

Cubic feet in thousands
Hines, OR	3,000
Golden, BC, Canada	3,000
Wilmington, NC	4,600

OTHER

Chip mill	Cleveland, TX
Plywood	Golden, BC, Canada
Lumber	St. Michel, Quebec, Canada
Cedar	Malakwa, BC, Canada

MILLS HELD FOR SALE
Lumber
 1 to 3 shifts per day, 5 days per week

Board feet in millions
Deer Lodge, MT	140
Deer Lodge, MT (finger joint)	110
Gwinn, MI	170
Tacoma, WA	70

Decorative hardboard
3 shifts per day, 7 days per week

Square feet in millions
Alpena, MI	300
Toledo, OH(6)	—

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	7,900,000
Manitoba	6,300,000
Nova Scotia	900,000
Quebec	28,900,000

Total timberlands under license agreements in Canada	44,000,000

        We also have timber-cutting rights under long-term contracts (five years or longer) on approximately 550,000 acres and approximately 140,000 acres on short-term contracts (less than one year), on government and privately owned timberlands in the U.S.

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

SIDING MATTERS

        Settlement agreements relating to a nationwide class action suit involving OSB Siding manufactured by us and installed prior to January 1, 1996, a related class action in Florida and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by us in 1999 and installed prior to May 15, 2000, were approved by the applicable courts in 1996, 1995 and 2000, respectively. We continue to have payment and other obligations under the nationwide OSB and hardboard siding settlements, but have satisfied all of our obligations under the Florida OSB siding settlement. Additional information regarding these matters is set forth in Note 14 of the Notes to financial statements included in item 8 of this report.

        On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester's' of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action referred to above permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester appealed this injunction to the Ninth Circuit Court of Appeals.

Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. We believe that the judgment is erroneous in significant respects and filed a Notice of Appeal in the Minnesota State Court of Appeals. On February 17, 2004, the Minnesota State Court of Appeals affirmed the judgment entered by the trial court. We believe that the Court of Appeals failed to address many of our arguments and, accordingly, we intend to file a Petition for Review with the Minnesota State Supreme Court. If the Minnesota State Supreme Court declines to hear our appeal, or ultimately affirms the decision of the Minnesota State Court of Appeals, the trial court's judgment would become final and the judgment amount plus interest would become due. Based upon the information currently available, we have recorded reserves based upon our best estimate of the final outcome of this matter. While the amount ultimately paid may exceed recorded reserves, we do not believe any additional amounts will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NATURE GUARD CEMENT SHAKES MATTERS

        We were named in four putative class actions filed in California and one putative class action filed in the state of Washington: Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001; Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001. The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court. The coordinated case was assigned to the Superior Court for Stanislaus County, California. On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases. The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint. As a result, the separate actions filed by those individuals were dismissed. On November 5, 2002, the court granted plaintiffs' Motion for Class Certification. The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members. The Court dismissed plaintiffs' claims for breach of implied warranty and violation of the Consumer Legal Remedies Act. Plaintiffs subsequently filed an Amended Complaint to reintroduce the Consumer Legal Remedies Act claim by naming an additional plaintiff representative, Stephen Redmond. The Court allowed the amendment and denied our Motion for a determination that the Consumer Legal Remedies Act lacks merit, but certified that decision for appeal, and LP subsequently filed a writ of mandamus with the California State Court of Appeals.

        We no longer manufacture or sell fiber cement shakes. The dollar amount of the referenced claims cannot presently be determined. The complaint in this action does not quantify the relief sought by the plaintiffs individually or on behalf of the class, discovery in this action has not been completed, no determination of liability has been made and no process for the submission of individual claims in connection with this action has been established.

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

        For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 14 of the Notes to financial statements included in item 8 in this report.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of LP's security holders during the fourth quarter of 2003.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The common stock of LP is listed on the New York Stock Exchange with the ticker symbol "LPX". The Dow-Jones newspaper quotations symbol for the common stock is "LaPac." Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2003 High	$9.11	$11.43	$15.35	$19.25
Low	7.10	7.88	10.80	13.70
2002 High	$11.83	$12.55	$10.58	$9.18
Low	7.15	9.10	5.97	5.35

        As of March 5, 2004, there were approximately 12,805 holders of our common stock. We did not pay any dividends on our common stock in 2002 or 2003. In February 2004, LP's Board of Director's reinstated a quarterly dividend of $0.05 per share.

ITEM 6. Selected Financial Data

	Year ended December 31
	2003(2)	2002(1)	2001	2000	1999
	Dollar amounts in millions, except per share
SUMMARY INCOME STATEMENT DATA
Net sales	$2,300.2	$1,600.1	$1,591.6	$2,197.4	$2,321.2
Income (loss) from continuing operations before cumulative effect of change in accounting principle	284.0	(2.9)	(128.8)	12.9	183.4
Income (loss) from discontinued operations	(11.6)	(55.3)	(42.8)	(26.7)	33.4
Net income (loss)	272.5	(62.0)	(171.6)	(13.8)	216.8
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$2.69	$(0.03)	$(1.23)	$0.12	$1.73
Net income (loss) per share—basic	$2.58	$(0.59)	$(1.64)	$(0.13)	$2.04
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$2.67	$(0.03)	$(1.23)	$0.12	$1.73
Net income (loss) per share—diluted	$2.56	$(0.59)	$(1.64)	$(0.13)	$2.04
Average shares of common stock outstanding (millions)
Basic	105.5	104.6	104.4	104.1	106.2
Diluted	106.5	104.6	104.4	104.1	106.2
SUMMARY BALANCE SHEET INFORMATION
Total assets	$3,204.4	$2,780.0	$3,014.0	$3,374.7	$3,488.2
Long-term debt, excluding current portion	$1,020.7	$1,077.0	$1,152.0	$1,183.8	$1,014.8
Contingency reserves, excluding current portion	$55.6	$106.1	$135.1	$126.6	$128.8
Stockholders' equity	$1,310.9	$1,006.2	$1,080.9	$1,295.2	$1,360.0

(1)
As of January 1, 2002, LP adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

(2)
As of January 1, 2003, LP adopted the Statement of Financial Accounting Standards (SFAS) No. 143, "Asset Retirement Obligations". See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

ITEM 7. Management's Discussion and Analysis

OVERVIEW

General

        Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction, have a modest export business for some of our specialty building products, and operate a facility in Chile.

        To serve these markets, we operate in four segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products, and Engineered Wood Products (EWP). In the past, we also operated a market pulp segment. OSB is the most significant segment, accounting for 57% of continuing sales in 2003 and 46% in 2002 and 2001. In 2002, we completed our exit from the pulp business and no longer operate any facilities in this segment.

        In 2002 and 2003, we adopted and implemented a plan to sell selected businesses and assets in order to improve our operating results, reduce our debt and increase our financial flexibility. The plan involved divesting LP's U.S. plywood, industrial panel and lumber businesses, fee timber and timberlands, wholesale operations and distribution businesses. We believe that these divestitures, which had been substantially completed at December 31, 2003, will enable us to focus our attention on our retained businesses, and to develop strategies to make them stronger through cost reductions, increased efficiencies and appropriate capacity expansions. Our retained businesses have several common characteristics that include significant scale in the categories in which they compete, strong growth potential in the future and competitive cost structures.

        During 2003, we saw significant improvement in our operating results primarily driven by the strength of OSB pricing, as well as continued penetration in exterior siding and other market areas. Additionally, we continue to focus on improving efficiency and reducing our product costs.

        Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future. During 2003, OSB prices reached record levels driven by product demand outstripping the industry's ability to supply the product during the peak building season. This imbalance was caused by increased housing starts, which created more demand, coupled with limited new capacity coming on line.

Factors Affecting Our Results

Revenues and Operating Costs.

        We derive our revenues from sales of our products. The amount of our revenues is determined by the unit volumes of products sold and the prices at which sales are made. These volumes and prices are affected by the overall level of demand for, and supply of, products of the type we sell and comparable or substitute products, and by competitive conditions in our industry.

        Our operating results reflect the relationship between the amount of our revenues and our costs of production and other operating costs and expenses. Our costs of production are affected by, among other factors, costs of raw materials (primarily wood fiber and various petroleum-based resins) and energy costs, which in turn are affected by the overall market supply of and demand for these manufacturing inputs.

Demand for Building Products.

        Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This activity can be further delineated into three areas: (1) new home construction; (2) repair and remodeling; and (3) manufactured housing.

        New Home Construction.    During the last three years, there has been significant housing activity driven by a combination of increased demand due to the demographics of the U.S. population and a very low interest rate environment. The chart below provides a graphical summary of new housing starts in the U.S. since 1960. Several conclusions can be drawn from this data. First, it is clear that the level of volatility in housing starts has moderated in recent years. We believe that this is largely due to the continued consolidation among the big homebuilders, shortage of construction laborers and more lengthy processes to obtain appropriate zoning. Second, the line of the chart that depicts a rolling five-year average housing starts clearly shows an upward trend in the number of homes being built.

Source: Resource International Systems, Inc. (RISI)

        Repair and Remodeling.    Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America. As can be seen from the chart above, the early 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of 20-30 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. We believe that the growth rate over the last three years has been in the 4-6% range, and has been driven by increased store-to-store sales and the addition of new stores.

        Manufactured Housing.    While new home construction activity has been robust in the last three years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to switch to site-built starter homes and financial difficulties at some of the larger manufactured housing producers.

Supply of Building Products.

        OSB is a commodity product, and all of our products are subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity. According to the RISI—Resource International Systems Inc, an industry trade association, total North American OSB annual production increased by approximately 4 billion square feet during the period from 1998 to 2002 on a 3/8 inch equivalent basis, and is projected to increase by approximately 3.5 billion square feet in the period from 2004 to 2007.

Product Pricing.

        Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. According to Random Lengths, an industry publication, the average North Central wholesale price for OSB (per thousand square feet 7/16" basis) for the last ten years is presented below. Additionally, according to RISI (as of February 2004), the forecast for average North Central wholesale price for OSB (per thousand square feet 7/16" basis) through 2008 is also included.

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

        Inventory valuation.    We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $7.7 million higher if the LIFO inventories were valued at average cost as of December 31, 2003.

        Property, plant and equipment.    We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

        Stock options.    We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or net loss would have been greater. For 2003, had we recorded this compensation expense, our net income would have been lower by $3.2 million.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

        Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2003, these significant accounting estimates and judgments include:

        Legal Contingencies.    Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. In making judgments and assumptions regarding legal contingencies for ongoing class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates, information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date and, the experience of third parties who have been subject to product-related claims judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

        Environmental Contingencies.    Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2003, we excluded from our estimates $6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements. Commencing January 1, 2003, liabilities associated with closing, capping and monitoring landfills are accounted for as asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations".

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

        When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value that is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated sales costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which can be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require a write down of such assets. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

        Asset Retirement Obligations.    As required by SFAS No. 143, we changed our method of accounting for certain asset retirement obligations as of January 1, 2003. The net impact of this change was not material. We included the costs of closing, capping and monitoring landfills, the costs of reforestation associated with certain of our Canadian timber supply agreements and the costs of potential requirements to remove certain assets in our asset retirement obligations. In certain cases, we used a weighted-average probability of several alternative scenarios. We did not include costs to remediate unintentional environmental contamination, whether caused by third parties or us, as these liabilities are accounted for under SFAS No. 5, "Accounting for Contingencies" and SOP 96-1, "Environmental Remediation Liabilities".

        Income Taxes.    The determination of the provision for income taxes, and the resulting current and deferred tax assets and liabilities, involves significant management judgment, and is based upon information available to management at the time of such determination. The final income tax liability to any taxing jurisdiction with respect to any calendar year will ultimately be determined long after our financial statements have been published for that year. We maintain reserves for estimated tax exposures in federal, state and international jurisdictions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities, and the use of the installment sale method of accounting for tax purposes and other matters. These exposures are settled primarily through the closure of audits by these taxing jurisdictions and, on occasion, through the judicial process, any of which may produce a result inconsistent with past estimates. We believe that we have appropriate liabilities established for estimated exposures; however, actual results may differ materially from our estimates.

        Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2003, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign, capital and net operating loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

        Goodwill.    We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer amortized. However, these indefinite life assets are tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In testing for potential impairment, the estimated fair value of the reporting unit, as determined based upon cash flow forecasts, is compared to the book value of the reporting unit. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

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

        Pension Plans.    Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. The amount of the additional minimum pension liability, recorded in Accumulated Comprehensive Loss on our consolidated balance sheet, is based on an annual comparison of the accumulated benefit obligation to the market value of plan assets on our most recent valuation date of October 31, 2003. See further discussion related to pension plans below under the heading "Defined Benefit Pension Plans" and in Note 9 of the Notes to the financial statements.

RESULTS OF OPERATIONS

        We earned net income of $272.5 million ($2.56 per diluted share) in 2003, which was comprised of income from continuing operations of $284.0 million ($2.67 per diluted share), a loss from discontinued operations of $11.6 million ($0.11 per diluted share) and a cumulative effect of a change in accounting principle of $0.1 million. This compares to a net loss of $62.0 million ($0.59 per diluted share) in 2002, which was comprised of a loss from continuing operations of $2.9 million ($0.03 per diluted share), a loss from discontinued operations of $55.3 million ($0.53 per diluted share) and a cumulative effect of a change in accounting principle of $3.8 million ($0.03 per diluted share). We lost $171.6 million in 2001 that was comprised of a loss from continuing operations of $128.8 million ($1.23 per diluted share) and a loss from discontinued operations of $42.8 million ($0.41 per diluted share).

        Sales in 2003 were $2.3 billion, an increase of 44% from 2002 sales of $1.6 billion. Sales in 2002 were relatively flat with 2001.

        Our results of operations for each of our segments are discussed below as well as for the "other" category which comprises other products that are not individually significant. See Note 21 of the Notes to the financial statements included in item 8 of this report.

OSB

        Our OSB segment manufactures and distributes OSB structural panels.

        Our strategy to continue to enhance our industry leading position in OSB business involves: (1) increasing investment in our existing facilities in order to reduce costs and improve throughput and recovery by continuing to focus on efficiency; (2) improving net realizations relative to weighted-average OSB regional pricing; (3) leveraging our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; and (4) expanding capacity to meet growing OSB demand, but do so through internal growth at existing facilities, selected acquisitions that meet specific criteria and by building new, low-cost manufacturing facilities to serve particular markets.

        OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages include wood (35%), resin and wax (14%), labor and burden (15%), utilities (7%) and manufacturing and other (29%).

        Segment profits and related depreciation, amortization and cost of timber harvested for this segment is as follows:

	Year ended December 31,
				Increase (decrease)
	2003	2002	2001	2003-2002	2002-2001
	(in millions)
Sales	$1,318.2	$727.3	$732.2	81%	-1%
Operating profits	$502.9	$61.1	$28.2	723%	116%
Depreciation, amortization and cost of timber harvested	$76.8	$74.2	$95.8

        Percent changes in average sales prices and unit shipments for the year ended 2003 compared to 2002 and 2002 compared to 2001 are as follows:

	2003 versus 2002		2002 versus 2001
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	70%	7%	(2)%	—%

2003 compared to 2002

        OSB prices increased significantly during 2003 compared to 2002 due to strong market demand and a shortage of available product in the second half of the year. An important factor in 2003 was the weather. In the spring, unusually poor weather conditions in much of the U.S. delayed the start of the building season. Additionally, these conditions limited logging activities in many regions with the result that several producers had to curtail operations of their structural panel facilities due to log outages. The result of these factors was increased demand within a shorted time span when inventories were low and industry capacity was limited. During 2003, all of our OSB mills were operating including our Woodland, Maine mill that was acquired through an exchange in September 2002.

        While the profitability of our OSB segment did increase significantly due to higher sales prices in 2003, both the industry and us generally experienced increases in cost of sales. As mentioned above, weather conditions limited logging activity that had the effect of increasing the cost of available logs. Other cost increases were related to petroleum-based raw materials (resins) and energy. Finally, because of the strengthening of the Canadian dollar against the U.S. dollar, the operating results of our Canadian OSB mills were negatively affected as the input costs were in Canadian dollars and the majority of the sales were in U.S. dollars.

2002 compared to 2001

        In 2002, OSB prices were lower than previous cycle average prices due to an expected imbalance between the supply and demand of OSB products. During 2001, we and several of our competitors had announced plans to construct new OSB plants or expand existing facilities, which would have added significantly to industry capacity in the next few years. Several of these planned facilities, including two of our planned facilities, have been delayed or cancelled. The anticipation of this additional capacity, combined with a slow-down in the U.S. economy that was forecasted to slow the pace of future housing starts and, therefore, the demand for building products, drove down the average pricing for OSB in 2001. In 2002, pricing showed a slight decline due to the continued sluggish U.S. economy; however, supply and demand was becoming more in line and housing remained stronger than expected. OSB sales volume remained flat with 2001 due to our market related downtime taken in 2002.

        In 2002, the profitability of this segment improved significantly from 2001 primarily due to improvements in operating efficiencies, slight reductions in labor costs and the discontinuance of the amortization of goodwill ($18.3 million per year) in accordance with the adoption of SFAS No. 142. Additionally, raw materials costs remained consistent between years

Composite Wood Products

        Our composite wood products segment produces and markets wood siding and related accessories, interior hardboard products and specialty OSB products.

        Our composite wood products segment is following a strategy that revolves around a technology platform that uses composite wood substrates and adds "value" through the application of other materials (overlays, etc). We believe that we are the leading wood composite exterior cladding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.

        We are seeking to be the "one stop" supplier of choice for all segments of these markets: new home construction, repair and remodeling, and manufactured housing markets. Our strategy is to drive product innovation by utilizing our technological expertise in wood and wood composites to better address the needs of our customers. We intend to increase our product offerings and production capacity of higher margin, value-added products through the addition of lower cost plants or the conversion of OSB plants from commodity structural panel production to OSB-based exterior composite products.

        Segment profits and related depreciation, amortization and cost of timber harvested for this segment is as follows:

	Year ended December 31,
				Increase (decrease)
	2003	2002	2001	2003-2002	2002-2001
	(in millions)
Sales	$423.2	$355.3	$319.0	19%	11%
Operating profits	$61.3	$45.1	$27.5	36%	64%
Depreciation, amortization and cost of timber harvested	$16.8	$16.0	$20.2

        Sales in this segment are broken down as follows:

	Year ended December 31,
	2003	2002	2001
	(in millions)
OSB-based exterior products (includes commodity OSB)	$261.8	$201.4	$181.6
Hardboard siding	145.8	142.4	132.0
Chile	15.6	11.5	5.4

Total	$423.2	$355.3	$319.0

        Percent changes in average sales prices and unit shipments for the year ended 2003 compared to 2002 and 2002 compared to 2001 are as follows:

	2003 versus 2002		2002 versus 2001
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	1%	11%	-%	17%
Commodity OSB	70%	22%	(2)%	(19)%
Hardboard siding	8%	(3)%	-%	6%

2003 compared to 2002

        Sales volume in 2003 continued to increase over 2002 in our OSB-based exterior products due to increased market penetration and brand awareness. Sales prices in the OSB-based exterior products remained relatively flat with the comparable period. Volumes in our hardboard siding and doorskin business declined due to reduced demand in one of our key markets and slackening demand elsewhere. Sales prices in our hardboard business increased over 2002 due to a higher mix of hardboard siding versus doorskins.

        During both 2003 and 2002, two of our specialty OSB facilities (Silsbee, Texas and Panguipulli, Chile) also produced commodity OSB. The commodity OSB volume increase experienced in 2003 over 2002 was primarily due to increased commodity OSB production from our Silsbee, Texas facility, which in prior periods had produced OSB-based exterior products. See the discussion of our OSB segment above for a discussion of changes in commodity OSB pricing.

        Overall, the improvement in 2003 operating results for our composite wood products segment compared to 2002 was primarily due to the significant increase in commodity OSB pricing, which was slightly offset by increases in operating costs, including higher wood fiber, resin and energy costs.

2002 compared to 2001

        For 2002 compared to 2001, the increase in sales volumes of our hardboard siding and our OSB-based exterior products was primarily due to capturing additional sales as a result of mill closures by a key competitor in March 2001. Sales prices remained flat with 2001. Additionally, in 2002, we saw significant increases in our penetration of the manufactured home sector as well as increased volumes to the home center markets.

        During 2002 and 2001, our Silsbee Texas facilities also produced commodity OSB. This commodity OSB volume declined in 2002 primarily due to increasing utilization of this facility to produce OSB-based specialty products. See the discussion of our OSB segment for a discussion of changes in commodity OSB pricing.

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

        Segment profits (losses) and related depreciation, amortization and cost of timber harvested for this segment is as follows:

	Year ended December 31,
				Increase (decrease)
	2003	2002	2001	2003-2002	2002-2001
	(in millions)
Sales	$196.5	$152.0	$131.0	29%	16%
Operating profits (losses)	$12.7	$5.0	$(5.8)	154%	186%
Depreciation, amortization and cost of timber harvested	$7.6	$6.3	$5.1

        Sales in this segment are broken down as follows:

	Year ended December 31,
	2003	2002	2001
	(in millions)
Vinyl siding	$116.4	$96.6	$91.3
Mouldings	38.7	37.8	35.0
Decking	41.4	17.6	4.7

Total	$196.5	$152.0	$131.0

        Percent changes in average sales prices and unit shipments for the year ended 2003 compared to 2002 and 2002 compared to 2001 are as follows:

	2003 versus 2002		2002 versus 2001
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Vinyl siding	6%	13%	3%	5%
Mouldings	(1)%	2%	—%	7%
Decking	32%	58%	9%	195%

2003 compared to 2002

        In our vinyl siding business, sales prices increased in 2003 over 2002 due partially to an increase in sales volumes for our premium siding product (56% increase for the year). Additionally, we implemented a general price increase to offset a portion of the increased cost of the primary raw material. Sales volume increased for the periods due to increased market share.

        In our mouldings product line, we saw a slight increase in unit shipments for 2003 as compared to 2002 due to increased retail activity in the home centers. Sales prices declined slightly for 2003 as compared to 2002 due to competitive pricing pressure.

        Operating results for our composite decking business improved significantly in 2003 as compared to 2002. Sales prices increased as a result of a general price increase instituted as of January 1, 2003 for all our decking products. Our sales and production volumes also increased significantly as a result of continued marketing efforts to gain new customers that allowed us to run both of our decking facilities in 2003, while our Meridian plant was shut down for a portion of 2002.

        The results of operations in this segment improved significantly in 2003 as compared to 2002 due to improved selling prices and volumes in our composite decking products, while the increased production volumes reduced our per unit costs. The resulting improvements were partially offset by increased resin costs, the primary raw material for many of the products in this segment, increased energy costs and the impact of the strengthening Canadian dollar.

2002 compared to 2001

        For 2002, our vinyl siding operations showed growth in sales volumes due to several new products that were launched during the latter half of 2001. The sales prices for 2002 remained relatively stable as compared to 2001 for individual products; however, in total sales increased in 2002 due to changes in the product mix sold.

        In 2002 as compared to 2001, our mouldings product line experienced growth in unit shipments due to increased penetration in home centers as well as increased overall market share. Sales prices remained relatively flat between periods.

        During 2002, we continued to develop our composite decking business. We saw a significant increase in sales volumes and prices due to the introduction of several new product lines, including railings in 2002 as compared to 2001. Unfortunately, we did not see the same improvement in profitability due to continued expenses associated with market development.

        For 2002 as compared to 2001, the results of operations of this segment improved due to cost efficiencies from increased production volumes in the vinyl siding and mouldings products. These improvements offset the continued losses in our composite decking business.

Engineered Wood Products

        Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists and other related products.

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

        Segment profits (losses) and related depreciation, amortization and cost of timber harvested for this segment is as follows:

	Year ended December 31,
				Increase (decrease)
	2003	2002	2001	2003-2002	2002-2001
	(in millions)
Sales	$302.2	$263.0	$237.5	15%	11%
Operating profits	$(2.7)	$5.2	$(0.4)	-152%	1400%
Depreciation, amortization and cost of timber harvested	$16.1	$15.5	$15.7

        Sales in this segment are broken down as follows:

	Year ended December 31,
	2003	2002	2001
	(in millions)
LVL	$115.2	$90.3	$79.2
I-joist	134.2	118.7	101.0
Related products	52.8	54.0	57.3

Total	$302.2	$263.0	$237.5

        Percent changes in average sales prices and unit shipments for the year ended 2003 compared to 2002 and 2002 compared to 2001 are as follows:

	2003 versus 2002		2002 versus 2001
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	(1)%	43%	(6%)	12%
I-joist	1%	21%	(4%)	22%

2003 compared to 2002

        During 2003, we continued to grow our engineered wood products segment. We saw significant growth in both LVL and I-joist with the addition of several new distributors and expanded presence with large production builders. Sales prices were relatively flat with 2002 with a small decline in LVL prices and a small increase in I-joist prices. Our focus continues to be on relentless reductions in costs, better geographic manufacturing and distribution, and maintaining customer relationships. In addition to focusing on maximizing the potential of our existing facilities, we continue to look for alliance opportunities. Included in this segment are related products which all showed significant declines in volumes due to our continued focus on LVL and I-Joist products.

        The results of operations of our EWP segment declined primarily due to increases in raw material costs (primarily veneer, OSB and lumber) and operating costs, as well as the impact of the strengthening Canadian dollar on the Canadian dollar denominated operating costs of our EWP facilities in British Columbia.

2002 compared to 2001

        For 2002, sales volumes of LVL and I-Joists increased due to increasing market share through the addition of several new customers. However, in 2002 as compared to 2001, pricing declined due to increased industry capacity for LVL and pricing pressure resulting from lower prices of competing lumber products that can be substituted for I-Joists.

        For 2002, the results of operations of our EWP segment improved primarily due to a reduction in raw material costs (veneer, OSB and lumber costs for EWP) and increased manufacturing efficiencies. These reductions offset the impact of reduced pricing for LVL and I-Joists.

Pulp

        During 2002, we completed our exit of the pulp market. In October of 2002, we sold our remaining pulp mill. This mill had been indefinitely closed during 2001. During 2002, the results of this segment were primarily for our ongoing fixed costs for security, property tax and similar expenditures at the Chetwynd mill as well as transportation costs to move logs located at this mill to another facility.

During 2001, we transferred a controlling interest in our pulp facility in Samoa, California to a third party (see discussion in Potential Impairments below and note 18 to the Notes to the financial statements included in item 8 of this report).

        Our pulp products represented the majority of our export sales. Therefore, the reduction in pulp sales was the primary reason for the decreases in 2002 and 2001 of our export sales. Information regarding our geographic segments and export sales are provided in Note 20 of the Notes to the financial statements included in Item 8 of this report.

Other Products

        Our other products category includes our OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested and other minor products and services and other operations closed prior to January 1, 2002. Sales were significantly lower, with improved operating results, in each of the last two years. For both 2003 and 2002, the reduction in sales and improvement in operating results was primarily attributable to the divestiture, contribution or closure of mills that were operating at losses and the sale of our unprofitable Ireland operation in 2001. Under SFAS No. 144, mills that were closed prior to January 1, 2002 that are included in the businesses that we are divesting are included in the "Other Products" category.

GENERAL CORPORATE AND OTHER EXPENSE, NET

        Net general corporate expense was $102 million in 2003 as compared to $81 million in 2002 and $86 million in 2001. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, non-product specific marketing and other expenses. The increase in 2003 as compared to 2002 was primarily attributed to increased expense associated with triggering vesting accelerators and meeting performance targets on several stock compensation programs (see discussion at Note 10 of the notes to the financial statements included in item 8 of this report), management compensation bonuses tied to significantly improved financial performance as well as increases in legal, professional fees and insurance. The decline in 2002 was primarily related to a continuing focus on cost reduction, including the elimination of numerous mid- to upper-level management positions and reductions in outside professional fees, travel, marketing and other discretionary expenses.

OTHER OPERATING CREDITS AND CHARGES, NET

        For a discussion of other operating credits and charges, net, refer to Notes 1 and 12 of the Notes to the financial statements included in item 8 of this report.

GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS

        For a discussion of gain (loss) on sales of and impairments of long-lived assets, refer to Notes 1 and 13 of the Notes to the financial statements included in item 8 of this report

INTEREST, NET

        In 2003, 2002 and 2001, net interest expense was $54.6 million, $63.0 million and $59.8 million. The decline in interest expense in 2003 as compared to 2002 was due to significantly higher cash balances as well as lower outstanding debt. The increase in interest expense in 2002 over 2001 was due to the higher rate of interest associated with the 10.875% senior subordinated notes being outstanding for all of 2002 versus five months of 2001. This increase was partially offset by lower interest rates in 2002 on our variable rate debt and a lower average amount of outstanding debt.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

        Over the last three years, we have entered into several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Slocan Forest Products Ltd. to construct and operate an OSB mill in British Columbia; and (3) a joint venture with Abitibi-Consolidated to build an I-joist facility in Quebec. The joint venture with Slocan had not commenced operations as of December 31, 2003.

        In August 2000, together with Casella Waste Management Systems, Inc., we each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. The amortization of goodwill resulting from our 1997 purchase of the contributed assets is reflected in this line item in 2001. Additionally, under SFAS No. 142, this goodwill ceased to be amortized as of January 2002. GreenFiber's operations improved significantly in 2003, 2002 and 2001 due to lower raw material costs and increased market penetration.

        In November 2002, we sold our I-ioist manufacturing equipment to our joint venture with Abitibi-Consolidated to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. During 2003, this venture commenced operations.

DISCONTINUED OPERATIONS

        Included in discontinued operations for 2003, 2002 and 2001 are the results of the operations of mills that have been or are anticipated to be divested under our divesture plan. These operations include our U.S. plywood, lumber and industrial panels mills, wholesale operations and distribution centers. The results of operations for these locations are as follows:

	Year ended December 31,
				Increase (decrease)
	2003	2002	2001	2003-2002	2002-2001
	(in millions)
Sales	$330.3	$673.0	$719.2	(51%)	(6%)
Operating profits (losses)	$(18.9)	$(90.3)	$(70.1)	79%	(29%)

2003 compared to 2002

        Overall, sales for these operations declined significantly in 2003 as compared to 2002. This decline is primarily related to timing on the sale, transfer or permanent closure of locations as well as lower sales prices for these commodity products, primarily lumber. During 2003, we sold six lumber mills, a veneer facility and an industrial panel facility.

        Included in the operating losses of discontinued operations for 2003, we recorded impairment charges of $27.9 million to reduce the carrying values of these assets to their estimated fair value less estimated cost to sell; a loss of $2.5 million related to severance costs associated with these facilities; a loss of $2.5 million associated with a curtailment of a defined benefit pension plan as a result of expected divestures; a loss of $15.0 million associated with an operating lease on one of our facilities and a loss of $0.9 million on long-term timber contracts associated with two of our divested facilities. Additionally, we recorded a gain of $8.4 million on the sale of these assets including an industrial panel facility, a veneer facility and six lumber mills. We recognized a $30 million gain associated with the liquidation of certain LIFO inventories due to reduced log and lumber inventories at sites sold or closed.

2002 compared to 2001

        Sales for these operations declined in 2002 as compared to 2001. This decline is primarily related to timing on the sale, transfer or permanent closure of locations as well as lower sales prices of these commodity products.

        During 2002, we completed the exchange of our Texas and Louisiana plywood mills and a medium density fiberboard mill to Georgia-Pacific Corporation for an OSB mill. We also completed the sale of a particleboard facility in California and the permanent closure of another particleboard facility in Texas.

        Included in the operating losses of discontinued operations for 2002, we recorded impairments charges of $57.0 million to reduce the carrying values of these assets to their estimated fair value less estimated selling costs; a loss of $7.6 million related to severance costs associated with these facilities; a loss of $4.4 million associated with a curtailment of a defined benefit pension plan as a result of expected divestures; and a loss of $4.5 million on a long-term contract associated with one of our divested plywood facilities. Additionally, we recorded a gain of $5.5 million on the sale of our distribution centers and other various assets; a gain of $4.0 million associated with insurance recoveries for incidents that occurred in prior years at several of the locations being sold; and a gain of $7.4 million resulting from the mark-to-market adjustment and the subsequent cancellation of energy contracts associated with a mill that is held for sale.

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

INCOME TAXES

        In total, we recorded a tax provision of $225.9 million in 2003, a tax benefit of $21.5 million in 2002 and a tax benefit of $112.4 million in 2001. In 2003, our effective tax rate differed from the statutory rate primarily due to revisions to estimates recorded in prior years for state income taxes and the effects of non-deductible foreign exchange gains and losses. In 2002, our effective tax rate differed from the statutory rate primarily due to revisions to estimates recorded in prior years for state income taxes and the effects of non-deductible foreign exchange gains and losses. For 2001, our effective rate approximated the statutory rate. We anticipate that we will pay or have paid approximately $52 million in cash taxes for 2003.

DEFINED BENEFIT PENSION PLANS

        We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting and Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits (revised 2003)". See Note 9 of the notes to the financial statements included in item 8 of this report. We estimate that our defined benefit pension expense for 2004 will be approximately $17 million. That estimate assumes that we have no curtailment or settlement expenses in 2004. If a curtailment or settlement does occur in 2004, this estimate may change significantly. We estimate that we will contribute approximately $36 million to these plans in 2004. At December 31, 2003, we have an unrecognized loss of $92 million associated with our defined benefit pension plan. The amortization of this unrecognized loss will account for approximately 40% of our 2004 pension expense.

        The calculation of this pension plan expense is based on several actuarial assumptions, although the two most significant assumptions are the long-term rate of return assumption and the discount rate assumption.

        For our U.S. plans, which account for more than 85% of the total assets of our defined benefit plans, we used a long-term rate of return assumption of 8.5% to calculate the 2003 pension expense and we will use an 8.0% rate for 2004. This assumption is based on information supplied by our investment advisors for our U.S. plans based on the expected portfolio of assets currently in those plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. Additionally, to reduce the impact of market value fluctuations on the pension expense, we use an asset smoothing method that recognizes annual investment gains and losses over four years. A change of 0.5% in the long-term rate of return assumption would change our 2004 estimated pension expense by approximately $1 million.

        We used a discount rate assumption of 6.0% at October 31, 2003, which is our measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized rating agency as an indicator of potential settlement rates. More than 85% of our total benefit obligations are related to our U.S. pension plans. The rate from the October 31, 2002 measurement of 6.75% was used in the determination of pension expense through June 2003, as required under U.S. accounting standards. In June, a curtailment occurred, as defined in SFAS No. 88, which caused an interim measurement date to occur on June 30, 2003, at which time we used a 5.75% discount rate for determining pension expense for the remainder of the year. A change of 0.5% in the discount rate assumption would change our 2004 estimated pension expense by approximately $1.5 million.

LEGAL AND ENVIRONMENTAL MATTERS

        For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Item 3 in this report as well as Note 14 in the Notes to the financial statements included in item 8 of this report.

OSB Siding Litigation Update

        The following discussion should be read in conjunction with the discussion of our OSB siding litigation set forth in Note 14 to the notes to the financial statement included in Item 8 of this report.

        Cumulative statistics as of the dates stated below under the National and Florida Settlements are as follows:

	Year ended:
	December 31, 2003	December 31, 2002	December 31, 2001
Requests for claims	331,000	331,000	314,000
Completed claims received	213,000	213,000	201,000
Completed claims pending	4,000	16,000	27,000
Claims dismissed	39,000	39,000	35,000
Claims settled	170,000	158,000	139,000

        The average payment amount for settled claims as of December 31, 2003 and December 31, 2002 was approximately $3,500. Excluding claims satisfied on a discounted basis pursuant to the Second

Settlement Fund, Alternative Payment Program and Claimant Offer Program, the average payment amount for settled claims as of December 31, 2003 and December 31, 2002 was $5,100. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

Hardboard Siding Litigation Update

        The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 14 of notes to the financial statements included in Item 8 of this report.

        Cumulative statistics as of December 31, 2003 and December 21, 2002 under hardboard settlements are as follows (information for prior years is not available):

	December 31, 2003	December 31, 2002
Requests for claims	31,700	25,600
Completed claims received	18,800	13,200
Completed claims pending	2,700	2,000
Claims dismissed	5,300	3,900
Claims settled	10,800	7,300

        The average payment amount for settled claims as of December 31, 2003 and 2002 was approximately $1,400 and $1,500. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Our principal sources of liquidity are existing cash balances, cash generated by our operations and our ability to borrow under credit facilities. In recent months, we have sold significant assets pursuant to a divestiture plan that had been substantially completed at December 31, 2003. We may also from time to time issue and sell equity or debt securities or engage in other capital market transactions.

        Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing our outstanding indebtedness, making capital expenditures and paying dividends to our stockholders. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations. We will likely repurchase or otherwise retire the $200 million of senior subordinated notes in 2004, although the timing of any such repurchase or other retirement has not been determined. We estimate that should any repurchase or other retirement occur, fees and expenses (including the premium paid to retire the debt) will be approximately $40 million.

        During 2003, we significantly increased our cash position through both operations and our asset divesture program. We expect to be able to meet the future cash requirements of our existing businesses through existing cash balances of approximately $926 million, existing credit facilities that provide additional liquidity of up to $100 million and cash expected to be generated from operations. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

        During 2003, we generated $509 million from operating activities compared to $89 million in 2002. The increase in cash provided by operations in 2003 was primarily a result of improved operating results in our OSB business.

        During 2002, we generated $89 million in cash from operating activities as compared to $149 million in 2001. The decline in cash provided from operations in 2002 as compared to 2001 was partially due to the increase in cash outflows, net of cash received to settle litigation contingencies, including payments under the alternative payment program (see Note 14 in the Notes to the financial statements included in item 8 of this report) as well as a smaller liquidation of working capital in 2002 as compared to 2001.

        We paid out $52 million in each of 2003 and 2002, and $36 million in 2001 related to litigation settlements. Additionally, in 2001, we received $18 million related to cash settlements of contingencies.

Investing Activities

        During 2003, we generated $443 million in cash from investing activities which primarily consisted of the sale of our timber and timberlands as compared to $72 million in 2002. The cash associated with asset sales in 2003 was $129 million which is comprised of $85 million on the sale of timber and timberlands and $44 million on the sale of various other assets including six lumber mills, a veneer and an industry panel facility. Additionally, we received $366 million as a return of capital from an unconsolidated subsidiary (see Note 8 of the notes to the financial statements included in item 8 of this report and "Off Balance Sheet and Other Financing Arrangements" below) in connection with the timber sales transactions. This compares to $149 million of cash associated with asset sales in 2002. Capital expenditures for property, plant and equipment increased for 2003 to $84 million and were primarily used for capital projects to reduce production costs in certain OSB facilities and to fund capital for our joint venture in Eastern Canada. Additionally, as explained below, we converted our secured line of credit facility in 2003 to a cash collateralized letter of credit facility. As a result of this conversion, we no longer were required to deposit the net proceeds of our asset sales into a restricted cash account and therefore reclassified this cash to an unrestricted cash account, ($37 million).

        During 2002, we generated $72 million from investing activities as compared to net cash used by investing activities in 2001 of $50 million. The cash associated with asset sales in 2002 was $149 million, which is comprised of $103 million on the sale of timber and timberlands and $46 million on the sale of various other assets and facilities (sale of an OSB mill located in Ireland, several distribution centers, two industrial panels facilities and several non-operating facilities and other equipment). Capital expenditures for property, plant and equipment declined in 2002 to $41 million and were primarily for the purchase of capital equipment at existing mills.

        In 2001, net cash used by our investing activities was $50 million. Our capital expenditures were $69 million used for the purchase of capital equipment at existing mills. These capital expenditures were partially offset by $48 million received from the sale or transfer of assets including several sawmills, several non-operating facilities, a pulp mill and other equipment. Additionally, we acquired the assets and assumed an operating lease on a sawmill in Northern Idaho. Also, during 2001, we loaned Samoa Pacific Cellulose LLC (SPC) $15.1 million under a secured line of credit (see discussion at Note 18 included in the notes to the financial statements included in item 8 of this report).

        Capital expenditures for 2004 are expected to be about $135 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills as well as expansion projects in our decking and siding operations. Additionally, we expect to investment of $35-40 million in our JV project with Slocan Forest Products to build an OSB mill in British Columbia, Canada.

Financing Activities

        In 2003, net cash used in financing activities was $165 million as compared to $85 million in 2002. In 2003, we reduced our borrowing under our secured revolving credit facility by $32 million and repaid $53 million in other long-term debt. Additionally, we generated $19 million in proceeds from the sale of common stock under our various equity compensation plans. During 2003, we converted our secured revolving credit facility into a secured letter of credit facility. Benefits from the conversion included the elimination of $187 million of unneeded committed borrowing capacity (and the obligation to pay related fees), a $37 million reduction in cash collateral (as discussed above) and a more favorable rate for letters of credit (which are cash collateralized under the facility).

        At December 31, 2003, restricted cash associated with the cash collateralization of letters of credit under this facility were of $102.9 million.

        In 2002, net cash used in financing activities was $85 million compared to $76 million in 2001. In 2002, we reduced our borrowings under our revolving line of credit by $40 million and repaid $33 million in long-term debt.

        In 2001, we reduced our borrowings under our revolving line of credit by $101million; we borrowed $275 million in long-term debt and repaid $208 million of debt primarily associated with a public debt offering and the repayment of a term loan with a group of banks. The public debt offering consisted of $200 million of 10.875% senior subordinated notes due in 2008.

Financing Obligations

        Our secured U.S. letter of credit facility, which expires in February 2005, provides for up to $125 million of letters of credit to be outstanding at any time and requires us to pledge cash as security for our reimbursement obligations under the facility in an amount equal to 110% of the face amount of the letters of credit outstanding. At December 31, 2003, $91 million of letters of credit were outstanding under this facility ($102.9 million in restricted cash as of December 31, 2003).

        We also have a $10 million (Canadian) letter of credit facility under which $3 million of letters of credit were outstanding at December 31, 2003. Our ability to obtain letters of credit under this facility ends in January 2005, and the facility expires in January 2006. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 110% of the face amount of the letters of credit outstanding under the facility at any time.

        Additionally, we have an accounts receivable securitization facility, which expires in November 2004 that provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility. At December 31, 2003, we had no borrowings outstanding under this facility.

        The indenture under which our senior subordinated notes were issued restricts our ability and our restricted subsidiaries (as defined in the indenture) to, among other things: (1) incur debt; (2) incur liens; (3) make acquisitions; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) enter into sale and leaseback transactions; (7) engage in transactions with affiliates; and (8) pay dividends or engage in stock redemptions. In particular, this indenture restricts our ability to incur debt unless we have a pro forma fixed charge coverage ratio (calculated as provided in the indenture) of at least 2.00 to 1.00 (although we are permitted to incur specific types and amounts of debt without satisfying this fixed charge coverage ratio). The indenture also restricts or limits our ability to make investments, including investing our cash balances, and other restricted payments (although we are permitted to make specific types and amounts of investments and other payments without restriction). In addition, we generally must apply the net proceeds of specific assets sales repaying senior debt, acquiring permitted businesses or long-term assets or making capital expenditures. Additionally, under the terms of the indenture, should these bonds be rated by both rating agencies as investment grade, the restrictions on the indenture are eliminated. See the table below for current debt ratings. These bonds also contain a provision that allows us to call the bonds at approximately 105 on or after November 15, 2005. The indentures under which our senior notes were issued contain covenants that are generally less restrictive than those applicable to our senior subordinated notes.

        As of December 31, 2003, we were in compliance with all of the covenants contained in the indentures.

        The following details our current debt ratings as of March 1, 2004:

	Moody's Investor Service	Standard & Poor's
Senior Notes	Ba1	BB+
Senior Subordinated Notes	Ba2	BB-
Overall Rating	—	BB+ / stable

        Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $99 million at December 31, 2003, of which $43 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 14 to the notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

        The table below summarizes our contractual obligations as of December 31, 2003 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

	Payments due by period
Contractual obligations
	2004	2005	2006	2007	2008
	Dollars amounts in millions
Long-term debt	$8.3	$182.7	$72.3	$56.1	$222.6
Operating leases	8.2	6.4	6.2	6.1	6.1
Purchase obligations(1)	44.2	21.5	6.9	5.9	5.4
Other long-term obligations(2)	84.0	70.3	18.1	16.0	15.0

Total contractual cash obligations	$144.7	$280.9	$103.5	$84.1	$249.1

(1)
The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw materials and utility contracts. Other significant items included in the table as purchase obligations are commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table because LP does not believe that it is practical to accurately determine the aggregate amount of all such purchase orders as of December 31, 2003 without unreasonable effort and expense. Purchase orders of the type excluded from the table tend to be recurring, short-term commitments of LP relating primarily to the acquisition of raw materials (other than wood fiber), supplies, capital equipment and services required in the ordinary course of LP's operations, which ordinarily would be acquired by LP irrespective of the existence at any particular time of a binding commitment to do so.

(2)
Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams. Payments include: pension contributions, payments a long term lease (accrued due to discontinued operations status) scheduled payments under the National class OSB siding action, and commitments relating to our investment in our joint venture with Slocan.

Off-balance sheet and other financing arrangements

        In connection with the sale of certain timber and timberlands, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner: (i) the notes receivable were contributed by us to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit and the QSPE's reimbursement obligations which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable, generally the cash flow generated by the notes receivable will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE's creditors generally will have no recourse to us for the QSPE's obligations (subject to the limited exception described below).

        Pursuant to the arrangement described above, during 2003, we contributed the notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

        The principal amount of the QSPE's borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. We retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.2 million of the "Other assets" reflected on our condensed consolidated balance sheet as of December 31, 2003.

        In accordance with SFAS NO. 140, the QSPE is not included in our consolidated financial statements and the assets and liabilities of the QSPE are not reflected on our condensed consolidated balance sheet. The QSPE's assets have been removed from our control and are not available to satisfy claims of our creditors (except to the extent of our retained interest, if any, remaining after the claims of QSPE's creditors are satisfied). In general, the creditors of the QSPE have no recourse to our assets, other than our retained interest. However, under certain circumstances, we may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. Our maximum exposure in this regard was approximately [$41] million as of December 31, 2003.

        As discussed previously, we have an accounts receivable secured borrowing program. L-P Receivables Corporation (LPRC) is our wholly owed subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. LPRC, in turn, sells an interest in the receivables to various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt, if any, are included as both Receivables and Long-term debt in our financial statements included in item 8 of this report. Accordingly, there were no amounts associated with this program that were off balance sheet during the three years ended December 31, 2003. As collections reduce previously pledged interest, new receivables may be pledged.

        In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of note payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers will be used to fund payments required for the notes payable. The notes receivable are classified as "Notes receivable from asset sales" and the notes payable are classified as "Limited recourse notes payable" on the financial statements included in item 8 of this report.

DEBT REDUCTION PLAN

        We plan to reduce our overall level of indebtedness using net proceeds realized from dispositions made pursuant to our divestiture plan. Means of reducing our indebtedness may include, among others, purchasing our senior and/or senior subordinated notes in the open market, in privately negotiated transactions or otherwise, or redeeming, defeasing or otherwise discharging the indebtedness. Subject to compliance with the provisions of our credit facilities and other debt instruments (as the same may be amended or waived from time to time) and any applicable legal requirements, any such purchases or other actions may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such purchases or other actions may be changed, at any time or from time to time without notice.

COMMON STOCK REPURCHASE PLAN

        On November 1, 2003, LP's Board of Directors authorized, subject to contractual restrictions in any of our debt facilities, us to purchase from time to time up to 20,000,000 shares of our outstanding common stock in the open market or in privately negotiated transactions.

DIVIDEND

        On November 5, 2001, we announced that our Board of Directors had suspended the quarterly cash dividend. In February 2004, LP announced that our Board of Directors had reinstated a quarterly cash dividend of $0.05 per share.

POTENTIAL IMPAIRMENTS

        We continue to review several mills and projects for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate to levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

        We also review from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant circumstances. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.

        As part of the sale of our Samoa, California pulp mill to Samoa Pacific Cellulose LLC (SPC), there are several contingent liabilities, primarily concerning environmental remediation, associated with these operations that, under certain circumstances, could become our liabilities. We have not fully recorded an accrual for these liabilities, as we do not believe it is probable that these liabilities will be incurred. However it is possible that we may be required to record such an accrual in the future.

        Our Canadian subsidiaries have arrangements with the Canadian provincial governments which give these subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber sale system. This will not affect our softwood timber licenses associated with our OSB facilities in BC however it will affect our timber allocations associated with our LVL, plywood and cedar operations in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, we are unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements (including roads and bridges).

        As part of the acquisition of the assets of Evans Forest Products in 1999, we allocated a portion of the purchase price to these timber licenses based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition. As a result of the change in the enacted timber license structure and integral relationship between these licenses and the acquired operations, we will be required to complete an impairment test, once the compensation referred to above has been determined, on these operations to determine what, if any, impairment is required.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

        See Note 1 for discussion of prospective accounting pronouncement in the Notes to the financial statements included in item 8 of this report.

OUTLOOK: ISSUES AND UNCERTAINTIES

        While management is optimistic about our long-term prospects, the following issues and uncertainties should be considered in evaluating our Company.

        Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial conditions and results of operations.    Our operating results reflect the general cyclical pattern of the building products industry. Many of our products and raw materials, including OSB and lumber, are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our building products is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principle products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

        We have a high degree of product concentration.    OSB accounted for over 57% of sales during fiscal 2003 and 46% of our revenues during fiscal 2002, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Additionally, during 2003, OSB commodity prices reached record highs and have continued at record levels into 2004. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

        Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.    According to the Resource Information Systems, Inc (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 4 billion square feet from 1998 to 2002 on a 3/8-inch equivalent basis and is projected to increase by approximately 6.0 billion square feet in the 2004 to 2008 period. RISI has projected that total North American demand for OSB will increase by about 5.8 billion square feet during the same 2004 to 2008 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins in the foreseeable future.

        Intense competition in the building products industry could prevent us from increasing or sustaining our net sales and from sustaining profitability.    The markets for our products are highly competitive. Our competitors range from very large, fully integrated forest and building products firms to smaller firms that may manufacture only one or a few types of products. We also compete less directly with firms that manufacture substitutes for wood building products. Many of our competitors have greater financial and other resources than we do, and certain of the mills operated by our competitors may be lower-cost producers than the mills operated by us.

        Our results of operations may be harmed by increases in raw material costs.    The most significant raw material used in our operations is wood fiber. We currently obtain more than 70% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resins, primarily petroleum products, as well as demand for resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flow.

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

        We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.    Our businesses are subject to many environmental laws and regulations, particularly with respect to discharges of pollutants and other emissions on or into land, water and air, and the disposal, remediation of hazardous substances or other contaminants and, in the past, the restoration and reforestation of timberlands. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2003, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.5 million annually. Based upon our indebtedness at December 31, 2003, the fixed and variable portions of our debt and the expected maturity dates are as follows:

	Expected maturity date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	in millions
Long-term debt:
Fixed rate debt	$0.2	$175.6	$71.2	$55.0	$221.5	$453.4	$977.0	$1,095.0
Average interest rate	5.6%	8.5%	7.0%	7.0%	10.5%	7.8%	8.5%
Variable rate debt	$8.1	$7.1	$1.1	$1.1	$1.1	$33.5	$52.0	$52.0
Average interest rate	1.2%	2.4%	3.6%	3.8%	3.8%	2.1%	2.1%

        Additionally, we have long-term notes receivable that contain fixed interest rates. Based upon these notes at December 31, 2003, the fixed portion of our receivables and the expected maturity dates are as follows:

	Expected maturity date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	in millions
Long-term receivables:
Fixed rate receivables	—	—	$70.8	—	74.4	$258.6	$403.8	$442.0
Average interest rate	—	—	6.8%	—	7.0%	7.1%	7.0%

        Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. We historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

        As of December 31, 2003, we had $907 (Canadian) million in intercompany debt between our U.S. and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of U.S. dollars. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each $.01 increase in the exchange rate, our annual tax expense increases by $3.4 million and the converse would be true.

        Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 5.8 billion square feet (3/8" basis) or 5.0 billion square feet (7/16" basis), a $1 change in the annual average price on 7/16" basis would change annual pre-tax profits by approximately $5.0 million.

        We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets
Dollar amounts in millions

	December 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$925.9	$137.3
Receivables, net	136.1	99.3
Inventories	183.0	163.5
Prepaid expenses	11.1	11.3
Deferred income taxes	51.7	38.6
Current assets of discontinued operations	17.4	41.3

Total current assets	1,325.2	491.3

Timber and timberlands:
Forest license intangible assets	92.5	97.3
Deposits and other	11.5	15.1
Timber and timberlands, held for sale	—	377.5

Total timber and timberlands	104.0	489.9

Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	107.5	108.3
Buildings	233.5	231.3
Machinery and equipment	1,396.5	1,402.1
Construction in progress	55.5	35.2

	1,793.0	1,776.9
Accumulated depreciation	(990.7)	(928.6)

Net property, plant and equipment	802.3	848.3

Goodwill, net of amortization	276.7	276.7
Other intangible assets, net of amortization	26.6	29.9
Notes receivable from asset sales	403.8	403.8
Assets transferred under contractual arrangement	—	29.1
Restricted cash	110.7	46.8
Other assets	121.2	64.0
Long-term assets of discontinued operations	33.9	100.2

Total assets	$3,204.4	$2,780.0

See Notes to Financial Statements

Consolidated Balance Sheets (Continued)
Dollar amounts in millions, except per share

	December 31
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8.3	$35.3
Accounts payable and accrued liabilities	251.3	211.1
Current portion of contingency reserves	43.0	20.0

Total current liabilities	289.6	266.4

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other debt	624.2	680.5

Total long-term debt	1,020.7	1,077.0

Deferred income taxes	407.7	216.1
Contingency reserves, excluding current portion	55.6	106.1
Other long-term liabilities	106.9	92.9
Liabilities transferred under contractual arrangement	—	15.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 116,937,022 shares issued	116.9	116.9
Additional paid-in capital	442.3	447.0
Retained earnings	1,018.1	745.6
Treasury stock, 10,474,514 shares and 12,353,013 shares, at cost	(195.2)	(230.2)
Accumulated comprehensive loss	(71.2)	(73.1)

Total stockholders' equity	1,310.9	1,006.2

Total liabilities and stockholders' equity	$3,204.4	$2,780.0

See Notes to Financial Statements.

Consolidated Statements of Income
Amounts in millions, except per share

	Year ended December 31
	2003	2002	2001
Net sales	$2,300.2	$1,600.1	$1,591.6

Operating costs and expenses:
Cost of sales	1,530.7	1,283.5	1,348.1
Depreciation, amortization and cost of timber harvested	135.0	138.9	163.4
Selling and administrative	167.2	133.9	146.7
Other operating credits and charges, net	15.2	29.5	57.8
(Gain) loss on sale of and impairment of long-lived assets, net	(118.2)	(61.3)	37.2

Total operating costs and expenses	1,729.9	1,524.5	1,753.2

Income (loss) from operations	570.3	75.6	(161.6)

Non-operating income (expense):
Interest expense, net of capitalized interest	(88.5)	(95.8)	(93.1)
Interest income	33.9	32.8	33.3
Gain (loss) on early extinguishment of debt	(1.5)	—	—
Foreign exchange gains (losses)	1.0	(3.2)	2.4

Total non-operating income (expense)	(55.1)	(66.2)	(57.4)

Income (loss) from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliates	515.2	9.4	(219.0)
Provision (benefit) for income taxes	233.1	16.0	(85.1)
Minority interest in net income (loss) of consolidated subsidiaries	—	(0.9)	(5.1)
Equity in earnings of unconsolidated affiliates	(1.9)	(2.8)	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle	284.0	(2.9)	(128.8)

Income (loss) from discontinued operations	(18.9)	(90.3)	(70.1)
Income tax provision (benefit)	(7.3)	(35.0)	(27.3)

Income (loss) from discontinued operations	(11.6)	(55.3)	(42.8)

Income (loss) before cumulative effect of change in accounting principle	272.4	(58.2)	(171.6)
Cumulative effect of change in accounting principle, net of tax	0.1	(3.8)	—

Net income (loss)	$272.5	$(62.0)	$(171.6)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$2.69	$(0.03)	$(1.23)

Cumulative effect of change in accounting principle per share	$—	$(0.03)	$—

Net income (loss) per share	$2.58	$(0.59)	$(1.64)

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$2.67	$(0.03)	$(1.23)

Cumulative effect of change in accounting principle per share	$—	$(0.03)	$—

Net income (loss) per share	$2.56	$(0.59)	$(1.64)

Cash dividends per share of common stock	$—	$—	$0.24

Average shares of common stock used to compute net income (loss) per share:
Basic	105.5	104.6	104.4

Diluted	106.5	104.6	104.4

See Notes to Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$272.5	$(62.0)	$(171.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	141.3	157.6	195.2
Minority interest in net loss of consolidated subsidiaries	—	(0.9)	(5.1)
Earnings of unconsolidated affiliates	(1.9)	(2.8)	—
Other operating credits and charges, net	6.6	3.6	19.1
(Gain) loss on sale of and impairment of long-lived assets	(98.7)	(10.7)	44.8
Exchange loss on remeasurement	6.9	1.0	—
Cumulative effect of change in accounting principle	(0.1)	6.3	—
Cash settlements of contingencies	(52.4)	(52.3)	(36.4)
Increase in contingency reserves	30.0	27.2	—
Cash received related to settlement of contingencies	—	—	18.8
Loss on assets and liabilities transferred under contractual arrangement	—	—	42.5
Other adjustments	(13.8)	(1.1)	(0.5)
Decrease (increase) in receivables	4.5	50.0	62.3
Decrease (increase) in inventories	0.4	2.1	97.0
Decrease (increase) in prepaid expenses	0.5	7.6	1.6
Increase (decrease) in accounts payable and accrued liabilities	33.7	(20.4)	(41.4)
Increase (decrease) in deferred income taxes	179.8	(16.7)	(77.6)

Net cash provided by operating activities	509.4	88.5	148.7

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(83.6)	(40.6)	(69.2)
Timber and timberland additions	(3.0)	(1.2)	(5.5)
Proceeds from timber and timberlands sales	84.5	103.3	8.0
Proceeds from asset sales	44.0	45.8	17.1
Return of capital from unconsolidated subsidiary	365.8	—	—
(Increase) decrease in restricted cash from asset sales	37.1	(37.1)	—
Proceeds from transfer of assets and liabilities under contractual arrangement	—	—	22.4
Acquisitions	—	(3.3)	(6.9)
Other investing activities, net	(1.8)	4.8	(15.5)

Net cash provided by (used in) investing activities	443.0	71.7	(49.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under revolving credit lines	(32.0)	(40.0)	(100.9)
Long-term borrowings	0.4	—	274.9
Repayment of long-term debt	(53.0)	(32.6)	(207.5)
Cash dividends	—	—	(25.1)
Sale of common stock under equity plans	19.2	—	—
Increase in restricted cash under letters of credit	(102.9)	—	—
Other financing activities, net	2.9	(11.9)	(17.0)

Net cash used in financing activities	(165.4)	(84.5)	(75.6)

EFFECT OF EXCHANGE RATE ON CASH	1.6	—	—
Net increase in cash and cash equivalents	788.6	75.7	23.5
Cash and cash equivalents at beginning of year	137.3	61.6	38.1

Cash and cash equivalents at end of year	$925.9	$137.3	$61.6

See Notes to Financial Statements.

Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock
					Additional Paid In Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2000	116.9	$116.9	12.6	$(235.1)	$440.3	$1,004.3	$(31.2)	$1,295.2

Net income (loss)	—	—	—	—	—	(171.6)	—	(171.6)
Cash dividends, $0.24 per share	—	—	—	—	—	(25.0)	—	(25.0)
Issuance of shares for employee stock plans and for other purposes	—	—	(0.2)	4.5	0.6	—	—	5.1

Other comprehensive loss	—	—	—	—	—	—	(22.7)	(22.7)

BALANCE AS OF DECEMBER 31, 2001	116.9	116.9	12.4	(230.6)	440.9	807.6	(53.9)	1,080.9

Net income (loss)	—	—	—	—	—	(62.0)	—	(62.0)
Issuance of shares for employee stock plans and for other purposes, and other items	—	—	—	0.4	6.1	—	—	6.5
Other comprehensive loss	—	—	—	—	—	—	(19.2)	(19.2)

BALANCE AS OF DECEMBER 31, 2002	116.9	116.9	12.4	(230.2)	447.0	745.6	(73.1)	1,006.2

Net income (loss)	—	—	—	—	—	272.5	—	272.5
Issuance of shares for employee stock plans and for other purposes, and other items	—	—	(1.9)	35.0	(4.7)	—	—	30.3
Other comprehensive income	—	—	—	—	—	—	1.9	1.9

BALANCE AS OF DECEMBER 31, 2003	116.9	$116.9	10.5	$(195.2)	$442.3	$1,018.1	$(71.2)	$1,310.9

See Notes to Financial Statements.

Consolidated Statements of Comprehensive Income
Amounts in millions

	Year ended December 31
	2003	2002	2001
Net income (loss)	$272.5	$(62.0)	$(171.6)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	4.4	(5.2)	(0.3)
Minimum pension liability adjustments	(2.7)	(15.2)	(22.6)
Unrealized gain on derivative instruments	0.1	1.0	—
Other	0.1	0.2	0.2

Other comprehensive loss, net of tax	1.9	(19.2)	(22.7)

Comprehensive income (loss)	$274.4	$(81.2)	$(194.3)

See Notes to Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS

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

        During 2001 and 2002, LP transferred ownership or sold its pulp operations. Prior to the completion of these divestures, LP manufactured and marketed pulp. The principal customers for its pulp products were brokers in Asia and Europe, with minor sales occurring in North America.

        On May 8, 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets (the divesture plan) in order to focus operations in selected business segments and to significantly reduce LP's debt. In July 2003, LP announced further divestures. See Note 19 for further discussion on divestitures.

        See Note 21 below for further information regarding LP's products and segments.

Use Of Estimates In The Preparation Of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in the Notes entitled "Income Taxes," "Retirement Plans and Postretirement Benefits," "Stockholders' Equity," "Other Operating Credits and Charges, Net," "Gain (Loss) on Sale of and Impairment of Long-Lived Assets" and "Contingencies."

Consolidation

        The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Intercompany transactions and accounts are eliminated in consolidation. Investments in affiliates, owned 20% to 50% inclusive, are accounted for under the equity method. LP's share of earnings of such investments is shown in the income statement under the heading "Equity in (earnings) loss of unconsolidated affiliates."

Earnings Per Share

        Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and purchase plans) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2003	2002	2001
	Dollar and share amounts in millions, except per share amounts
Numerator:
Income attributed to common shares:
Income from continuing operations	$284.0	$(2.9)	$(128.8)
Loss from discontinued operations	(11.6)	(55.3)	(42.8)
Cumulative effect of change in accounting principle	0.1	(3.8)	—

Net income (loss)	$272.5	$(62.0)	$(171.6)

Denominator:
Basic—weighted average common shares outstanding	105.5	104.6	104.4
Dilutive effect of employee stock plans	1.0	—	—

Diluted shares outstanding	106.5	104.6	104.4

Basic earnings per share:
Income (loss) from continuing operations	$2.69	$(0.03)	$(1.23)
Loss from discontinued operations	(0.11)	(0.53)	(0.41)
Effect of change in accounting principle	—	(0.03)	—

Net income (loss) per share	$2.58	$(0.59)	$(1.64)

Diluted earnings per share:
Income (loss) from continuing operations	$2.67	$(0.03)	$(1.23)
Loss from discontinued operations	(0.11)	(0.53)	(0.41)
Effect of change in accounting principle	—	(0.03)	—

Net income (loss) per share	$2.56	$(0.59)	$(1.64)

        As of December 31, 2003, 2002 and 2001, LP had 2,720,000, 6,840,000 and 5,268,000 shares and stock options outstanding that were considered anti-dilutive or not in-the-money for purpose of LP's earnings per share calculation.

Cash And Cash Equivalents

        LP considers all highly liquid securities with maturities of three months or less at the time of purchase to be cash equivalents.

        LP invests its excess cash with high quality financial institutions and, by policy, limits the amount of credit exposure at any one financial institution. Additionally, as required by the public bond indenture (see Note 7 for further discussion), LP is required to deposit cash in high quality investments, generally domestic, with a short duration. LP generally holds its cash investments until maturity and is therefore not subject to significant market risk.

Inventory

        Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work-in-process is not material):

	December 31
	2003	2002
	Dollar amounts in millions
Logs	$43.3	$29.3
Other raw materials	23.5	29.0
Finished products	107.4	94.3
Supplies	12.8	12.7
LIFO reserve	(4.0)	(1.8)

Total	$183.0	$163.5

Inventory included in current assets of discontinued operations
Logs	$5.8	$45.3
Other raw materials	3.7	5.1
Finished products	9.6	20.3
Supplies	2.0	3.9
LIFO reserve	(3.7)	(33.3)

Total	$17.4	$41.3

        A reduction in LIFO inventories in 2002 resulted in a reduction of cost of sales of $5.7 million. A reduction in LIFO inventories in 2003 and 2002 included in current assets of discontinued operations resulted in a reduction to cost of sales included in income (loss) from discontinued operations of $30 million for year ended December 31, 2003 and $2.0 million for the year ended December 31, 2002.

Timber And Timberlands

        LP follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle as volume is harvested. Timber carrying costs, such as reforestation and forest management, are expensed as incurred. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Cost of timber harvested also includes the amortization of the timber licenses. See Note 5 for further discussion of LP's timber licenses. As of December 31, 2003, LP had sold substantially all of its fee timber.

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

        LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2003, 2002, and 2001 was $0.4 million, $0.1 million and $1.1 million.

Asset Impairments

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which LP adopted in January 2002, long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future net cash flows from the use and eventual disposition of the asset. These undiscounted cash flows are based upon management's estimate of future cash inflows and outflows. The key assumptions in estimating these cash flows include future pricing of commodity products and future estimates of expenses to be incurred. When impairment is indicated, the book values of the assets are written down to their estimated fair value. See Note 13 for a discussion of charges in 2003, 2002, and 2001 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales price less cost to sell.

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

Stock-Based Compensation

        Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. See Note 10 for further discussion of LP's stock plans. The following table illustrates the effect on net income (loss) and net income (loss) per share that would have resulted if LP had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions, except per share amounts
Net income (loss), as reported	$272.5	$(62.0)	$(171.6)
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	5.2	2.2	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.4)	(4.2)	(3.2)

Pro forma net income (loss)	$269.3	$(64.0)	$(174.3)

Net income (loss) per share—basic, as reported	$2.58	$(0.59)	$(1.64)

Net income (loss) per share—diluted, as reported	$2.56	$(0.59)	$(1.64)

Net income (loss) per share—basic, pro forma	$2.55	$(0.61)	$(1.67)

Net income (loss) per share—diluted, pro forma	$2.53	$(0.61)	$(1.67)

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

        For all periods presented, LP utilized forward purchase contracts in the normal course of its operations as a means of managing price risks on the purchase of energy. These contracts generally meet the definition of "normal purchases" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and are therefore not required to be recorded at fair value. In the event that a contract does not meet the definition of a "normal purchase" as a result of LP's inability to use all of the energy under the contract, LP records such contracts at the estimated fair value with the corresponding gain or loss recorded in Cost of Sales (which resulted in a loss of $3.3 million for the year ended December 31, 2001 and a loss of $2.6 million for the year ended December 31, 2003). In the event that a contract does not meet the definition of a "normal purchase" as a result of unforeseen circumstances outside of LP's control, LP records such contracts at their fair value with the corresponding gain or loss recorded in Other Operating Credits and Charges, net (which resulted in a loss of $6.1 million for the year ended December 31, 2001). One such contract was subsequently cancelled in 2002 and LP recorded a gain of $7.4 million for the year ended December 31, 2002.

        U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc., (accounted for under the equity method of accounting) entered into a swap contract for the purchase of raw material inventory. As of December 31, 2003, GreenFiber recognized $1.6 million in other comprehensive income to adjust these contracts to fair market value and, accordingly, LP recorded its share ($0.8 million) in LP's other comprehensive income. Additionally to date, LP has provided deferred taxes of $0.7 million associated with this hedge.

Foreign Currency Translation

        The functional currency for the majority of the Company's foreign subsidiaries is the U.S. dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. For foreign subsidiaries whose local currency is the functional currency, translation adjustments (which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement) are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders' Equity.

Goodwill

        In June 2001, the Financial Accounting Standards Board (FASB) SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer being amortized. However, these indefinite life assets are tested for impairment on an annual basis, and when indicators of impairment are determined to exist, by applying a fair value based test. Also, under this statement, goodwill associated with an equity method investee is no longer amortized; however impairment of the investment (including goodwill) should be evaluated based upon Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock" which requires an impairment test when factors indicate an impairment may exist. SFAS No. 142 was effective for LP beginning January 1, 2002. See Note 4 for discussion of the impact of LP's adoption of this statement. LP performs the annual impairment test as of October 1 each year. LP completed testing on all reporting units as of October 1, 2003 and determined that no impairment charges were required with respect to reported goodwill as of that date.

        The following table sets forth the effects of goodwill amortization on net income (loss) and net income (loss) per share that would have resulted if SFAS 142 had been effective for LP for 2001.

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions, except per share amounts
Net income (loss), as reported	$272.5	$(62.0)	$(171.6)
Add: Goodwill amortization	—	—	27.5

Adjusted net income (loss)	$272.5	$(62.0)	$(144.1)

Net income (loss) per share—basic, as reported	$2.58	$(0.59)	$(1.64)

Net income (loss) per share—diluted, as reported	$2.56	$(0.59)	$(1.64)

Net income (loss) per share—basic, adjusted	$2.58	$(0.59)	$(1.38)

Net income (loss) per share—diluted, adjusted	$2.56	$(0.59)	$(1.38)

Notes Receivable From Asset Sales

        Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP's limited recourse notes payable (see Note 7). LP monitors the collectibility of these notes on a regular basis.

	Interest Rate at Dec. 31,	December 31,
	2003	2003	2002
	Dollar amounts in millions
Notes Receivable (unsecured), maturing 2008 - 2012, interest rates fixed	5.6 - 7.5%	$49.9	$49.9
Notes Receivable (secured by timber and timberlands), maturing 2006 - 2018, interest rates fixed	6.8 - 7.3%	353.9	353.9

		$403.8	$403.8

        The weighted average interest rate for all notes receivable from asset sales at December 31, 2003 and 2002 was approximately 7.0 percent. The notes mature as follows:

Year ended December 31	Dollar amounts in millions
2003	$—
2004	—
2005	—
2006	70.8
2007	—
2008	74.4
2009 and after	258.6

Total	$403.8

        LP estimates that the fair value of these notes at December 31, 2003 and 2002 was approximately $442 million and $438 million, respectively.

Restricted Cash

        In accordance with LP's credit facilities, discussed at Note 7, LP was required to establish restricted cash accounts. As of December 31, 2003, a majority of the restricted cash secures LP's letter of credit facility, which requires 110% cash collateral of all outstanding letters of credit. In prior years, restricted cash was the net after-tax proceeds from the sales of assets less payments to reduce debt and contingencies as required by a credit facility. Additionally, LP maintains other restricted cash accounts as compensating balances, associated with various other agreements.

Revenue Recognition

        Revenue is recognized when customers receive products and title has passed. The following criteria establish these facts: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

Asset Retirement Obligations

        As of January 1, 2003, LP adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that LP records future asset retirement obligations, which consist primarily of monitoring costs on closed landfills and timber reforestation obligations associated with LP's timber licenses in Canada, in the period in which the obligation is incurred. These costs are recorded at fair value. When the related liability is initially recorded, LP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, LP recognizes a gain or loss for any difference between the settlement amount and the liability recorded. See Note 11 for further discussion.

Non-Cash Transactions

        During 2002, LP completed the exchange of its Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill for Georgia-Pacific's oriented strand board (OSB) mill in Woodland, Maine. The book value and fair value of the assets exchanged was approximately $10 million and thus no gain or loss was recognized on the transaction.

        During 2002, LP completed the sale of its Chetwynd, British Columbia pulp mill for a nominal amount. As a result of this transaction, LP reduced its assets by $10.0 million and its liabilities by $9.2 million.

        During 2003, in connection with the sale of various timberlands, LP received $410.0 million in notes receivable from the purchasers of such timber and timberlands. In a subsequent transaction, these notes were contributed to a Qualified Special Purpose Entity (QSPE) in an off-balance sheet transaction. See Note 8 for further discussion of this off balance sheet transaction.

Other Operating Credits And Charges, Net

        LP classifies significant amounts that management considers unrelated to core operating activities as Other Operating Credits and Charges, Net in the income statement. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management's judgment. See Note 12 for a discussion of specific amounts in 2003, 2002, and 2001.

Prospective Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 (FIN46), Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 must be adopted with respect to Special Purpose Entities (SPEs) as of December 31, 2003 and with respect to other entities in the first quarter of 2004. The Company has no SPEs as of December 31, 2003 subject to the requirements of FIN46. Management is currently evaluating the impact of this statement on its other entities and transactions entered into after December 31, 2003.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. As a result of LP's divestiture plan announced in 2002, as modified in 2003, LP's previously reported consolidated financial statements have been restated to present the operations to be divested as discontinued operations separate from continuing operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Additionally, as a result of the divestiture plan, LP modified its segment reporting under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information" to change Structural Framing Products to Engineered Wood Products (EWP) as a result of the presentation of a significant portion of the lumber operations as discontinued.

2.     RECEIVABLES

	December 31
	2003	2002
	Dollar amounts in millions
Trade receivables	$89.5	$76.5
Income tax receivables	—	6.2
Interest receivables	3.9	3.2
Other receivables	45.0	15.7
Allowance for doubtful accounts	(2.3)	(2.3)

	$136.1	$99.3

        As described in Note 7, LP's trade receivables secure borrowings under a revolving credit facility.

3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31
	2003	2002
	Dollar amounts in millions
Accounts payable	$122.5	$120.1
Salaries and wages payable	36.1	26.1
Taxes other than income taxes	11.8	11.1
Workers' compensation	11.7	13.3
Accrued interest	16.2	17.5
Other accrued liabilities	34.0	23.0
Income taxes payable	19.0	—

	$251.3	$211.1

4.     GOODWILL

        Goodwill by operating segment is as follows:

	OSB	Composite Wood Products	Plastic Building Products	Structural Framing Products	Total
	Dollar amounts in millions
Balance as of December 31, 2001	$232.5	$32.5	$10.6	$6.3	$281.9
Goodwill acquired during the year	—	1.1	—	—	1.1
Impairment losses	—	—	—	(6.3)	(6.3)

Balance as of December 31, 2002	$232.5	$33.6	$10.6	—	$276.7

Goodwill acquired during the year	—	—	—	—	—
Impairment losses	—	—	—	—	—

Balance as of December 31, 2003	$232.5	$33.6	$10.6	$—	$276.7

        As part of the initial impairment test required under SFAS No. 142, LP determined that $6.3 million of goodwill recorded in the Engineered Wood Products segment was impaired as of January 1, 2002 based upon the net present value of estimated future cash flows. The resulting charge was recorded as a "cumulative effect of change in accounting principle, net of taxes" as of January 1, 2002 of $3.8 million.

        During 2002, LP purchased the 17.5% minority interest in its joint venture in Chile for $3.3 million. This venture, which is now substantially wholly owned by LP, operates a specialty oriented strand board (OSB) plant located in the Municipality of Panguipulli, Chile. The purchase price was allocated to the fair market value of the venture's net assets with the remaining $1.1 million allocated to goodwill. This goodwill is included in the Composite Wood Products segment.

5.     INTANGIBLE ASSETS

        LP has recorded intangible assets (other than goodwill) in its Consolidated Balance Sheets, as follows:

	December 31
	2003	2002
	Dollar amounts in millions
Forest licenses (recorded in Timber and Timberlands)	$92.5	$97.3
Goodwill associated with equity investment in GreenFiber	16.6	16.6
SFAS No. 87 pension intangible asset	7.4	10.4
Other	2.6	2.9

Total other intangible assets	26.6	29.9

Total intangible assets	$119.1	$127.2

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

        Activity during 2003 and 2002 was as follows:

	OSB	EWP	Other	Total
	Dollar amounts in millions
Balance as of December 31, 2001	$96.1	$16.8	$4.0	$116.9
Amortization during the year	(3.9)	(1.0)	(0.2)	(5.1)
Impairment losses	(14.5)	—	—	(14.5)

Balance as of December 31, 2002	77.7	15.8	3.8	97.3
Amortization during the year	(3.5)	(1.1)	(0.2)	(4.8)
Impairment losses	—	—	—	—

Balance as of December 31, 2003	$74.2	$14.7	$3.6	$92.5

        During 2002, LP recorded impairment losses of $14.5 million related to a timber license associated with an OSB project in Quebec that LP cancelled. This impairment loss is recorded as part of the gain (loss) on sale of and impairment of long-lived assets which are recorded outside of the operating profits from the specific segment. See Note 13 for further discussion of impairments.

        Annual estimated amortization for each of the next five years is $4.8 million per year.

        See Note 9 for discussion of the SFAS No. 87, "Employers Accounting for Pension" intangible asset.

6.     INCOME TAXES

        Income (loss) before taxes was taxed in domestic and foreign jurisdictions, as follows:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Domestic	$481.7	$7.0	$(271.4)
Foreign	16.7	(90.5)	(12.6)

	$498.4	$(83.5)	$(284.0)

        Income (loss) before taxes is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Income (loss) from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliates	$515.2	$9.4	$(219.0)
Minority interest in net income (loss) of consolidated subsidiary	—	(0.9)	(5.1)
Equity in (earnings) loss of unconsolidated affiliates	(1.9)	(2.8)	—

Income (loss) from continuing operations	517.1	13.1	(213.9)

Income (loss) from discontinued operations	(18.9)	(90.3)	(70.1)
Cumulative effect of change in accounting principle	0.2	(6.3)	—

	$498.4	$(83.5)	$(284.0)

        Provision (benefit) for income taxes includes the following:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Current tax provision (benefit):
U.S. federal	$40.4	$(4.2)	$(31.8)
State and local	2.4	0.7	(2.2)
Foreign	9.2	11.2	(3.3)

Net current tax provision (benefit)	52.0	7.7	(37.3)

Deferred tax provision (benefit):
U.S. federal	130.6	(5.1)	(54.5)
State and local	13.8	(0.5)	(9.4)
Foreign	29.5	(23.6)	(11.2)

Net deferred tax provision (benefit)	173.9	(29.2)	(75.1)

Income tax provision (benefit)	$225.9	$(21.5)	$(112.4)

        The income tax provision (benefit) has been allocated in accordance with SFAS No. 109, "Accounting for Income Taxes," and has been recorded in the financial statements as follows:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Continuing operations	$233.1	$16.0	$(85.1)
Discontinued operations	(7.3)	(35.0)	(27.3)
Cumulative effect of accounting change	0.1	(2.5)	—

Total income tax provision (benefit)	$225.9	$(21.5)	$(112.4)

        Income tax paid (received) during 2003, 2002, and 2001 was $29.9 million, $(41.6) million and $(85.6) million, respectively.

        The income tax effects of LP's share of the income or loss of GreenFiber in 2003, 2002 and 2001 are recorded in the line item "Provision (benefit) for income taxes" in LP's consolidated income statement, while LP's share of the pre-tax income (loss) is recorded in the line item "Equity in (earnings) loss of unconsolidated affiliate."

        The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31
	2003	2002
	Dollar amounts in millions
Property, plant and equipment	$121.3	$102.0
Timber and timberlands	41.2	136.0
Inventories	(7.0)	(6.1)
Accrued liabilities	(86.5)	(79.7)
Contingency reserves	(1.0)	(10.6)
Benefit of capital loss and NOL carryovers	(61.2)	(156.8)
Benefit of foreign ITC carryover	(1.4)	(5.4)
Benefit of state tax credit carryover	(1.7)	(2.0)
Benefit of U.S. alternative minimum tax credit	(41.5)	—
Installment sale gain deferral	268.1	147.0
Tax on undistributed foreign income	95.1	28.6
Deferred financial income	17.8	—
Other	4.5	11.3
Valuation allowance	8.3	13.2

Net deferred tax liability	356.0	177.5
Net current deferred tax assets	(51.7)	(38.6)

Net non-current deferred tax liabilities	$407.7	$216.1

        A subsidiary of LP, Louisiana-Pacific Canada Ltd. (LPC), has unrealized foreign investment tax credits (ITC) of approximately C$2.9 million (Canadian dollars). These credits can be carried forward to offset future tax of LPC and reduce LPC's basis in the related property, plant and equipment. The credits expire C$1.2 million in 2005 and C$1.7 million between 2006 and 2012. The $61 million of capital loss and net operating loss (NOL) carryover included in the above table consists of $27 million of federal NOL carryovers, of which $27 million will expire in 2022; $13 million of state NOL carryovers, net of federal tax, which will expire in various years through 2022; $14 million of Canadian NOL carryovers of which $12 million will expire in 2008 and $2 million will expire in 2010; and $7 million of Canadian capital loss carryovers which may be carried forward indefinitely. LP has recorded a valuation allowance against the entire Canadian capital loss carryover amount and $1 million of the Canadian NOL carryovers.

        U.S. taxes have not been provided on foreign subsidiaries' earnings of approximately $168.1 million which are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical.

        The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31
	2003	2002	2001
Federal tax rate	35%	(35)%	(35)%
State and local income taxes	4	(1)	(4)
Nondeductible goodwill amortization	—	—	3
Revisions to estimates recorded in prior years	—	5	—
Effect of foreign exchange gain (loss)	6	3	(3)
Other, net	—	2	—

	45%	(26)%	(39)%

7.     LONG-TERM DEBT

	Interest Rate at Dec. 31, 2003	December 31,
		2003	2002
	Dollar amounts in millions
Debentures:
Senior notes, maturing 2005, interest rates fixed	8.5%	$174.1	$189.6
Senior notes, maturing 2010, interest rates fixed	8.875	199.4	199.3
Senior subordinated notes, maturing 2008, interest rates fixed	10.875	200.0	200.0
Bank credit facilities:
Chilean revolving credit facility, expiring in 2005, interest rate variable	2.13	6.0	8.0
Accounts receivable securitization, expiring in 2004, interest rate variable		—	30.0
Limited recourse notes payable:
Senior notes, payable 2008 - 2012, interest rates fixed	7.1 - 7.5	47.9	47.9
Senior notes, payable 2006 - 2018, interest rates fixed	6.8 - 7.3	348.6	348.6
Project revenue financing:
Project revenue bond financings, payable through 2022, interest rates variable	1.23 - 1.25	30.8	33.9
Other financings:
Notes payable to former Forex shareholders, interest rate variable		—	32.2
Other, interest rates vary		22.2	22.8

Total		1,029.0	1,112.3
Current portion		(8.3)	(35.3)

Net long-term debt		$1,020.7	$1,077.0

        LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimates the limited recourse notes payable have a fair value of approximately $436 million and $429 million at December 31, 2003 and 2002. LP estimates the Senior notes maturing in 2005 and 2010 have a fair market value of $187 million and $235 million at December 31, 2003 and $196.2 million and $214.0 million at December 31, 2002 based upon market quotes. LP estimates the senior subordinated notes have a fair market value of $237 million and $213 million at December 31, 2003 and December 31, 2002 based upon market quotes.

        The underlying assets of the related manufacturing facility typically secure project revenue financings.

        In 1997, LP issued $47.9 million of senior notes in a private placement to institutional investors. The notes mature in principal amounts of $20 million in 2008, $20 million in 2009, and $7.9 million in 2012. They are secured by $49.9 million in notes receivable from Sierra Pacific Industries. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.

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

        LP's borrowing arrangements and, in particular, the indenture associated with the $200 million of 10.875% senior subordinated notes due 2008, contain a number of covenants, which restrict LP's activities. In addition, most of LP's debt agreements contain cross-default or cross-acceleration clauses to LP's other significant debt agreements.

        In December 2000, LP Chile entered into a five-year term credit facility with a Chilean bank. The facility is for an amount up to $10 million. At December 31, 2003, $6.0 million in borrowings were outstanding. The facility bears interest at LIBOR plus .9%. The proceeds from the facility are used to fund working capital of an OSB plant in Chile. The facility requires us to maintain a funded debt to capitalization ratio, each as defined, of not more than .55 to 1.0. Borrowings under the facility are secured.

        The indenture associated with the $200 million of 10.875% senior subordinated notes due 2008 contains various covenants. This indenture restricts LP's and LP's restricted subsidiaries' (as defined in the indenture) ability to, among other things: (1) incur debt; (2) incur liens; (3) make acquisitions; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) enter into sale and leaseback transactions; (7) engage in transactions with affiliates; and (8) pay dividends or engage in stock redemptions.

        In particular, this indenture restricts LP's ability to incur debt unless LP has a pro forma fixed charge coverage ratio (calculated as provided by the indenture) of at least 2.00 to 1.00 although LP is permitted to incur specified types and amounts of debt without satisfying this fixed charge coverage ratio test. The indenture also restricts LP's ability to make investments, including investing its cash balances, and other restricted payments, although LP is permitted to make specified types and amounts without restriction. In addition, LP generally must apply the net proceeds of specific types of asset sales, within 360 days, towards repaying senior debt, acquiring permitted businesses or long-term assets or making capital expenditures. If LP does not apply the proceeds in this manner, it must offer to repurchase the senior subordinated notes at a price of 100% of the principal amount of the notes, together with accrued and unpaid interest.

        The indentures associated with the $190 million of 8.5% senior notes due 2005 and the $200 million of 8.875% senior notes due 2010 restrict LP and LP's restricted subsidiaries' (as defined in the indentures) ability to sell and leaseback or grant liens with respect to LP's U.S. mills, converting plants, manufacturing facilities and timberlands having a specified minimum gross value.

        LP will likely repurchase or otherwise retire the $200 million of senior subordinated notes in 2004, although the timing of any such redemption or other retirement has not been determined. LP estimates that should any repurchase or other retirement occur, fees and expenses (including the premium paid to retire the debt) will be approximately $40 million.

        In November 2001, LP entered into a $190 million secured revolving credit facility ($187 million as of December 31, 2002) with a syndicate of banks. This facility was secured by timberlands and US inventory. Borrowings under this agreement bore interest at LIBOR plus 3% or specified alternative rates selected by LP. Fees associated with this revolving credit facility included a facility fee of .75% per annum on the amount by which the aggregate commitments of the lenders exceed the outstanding borrowings. These rates and fees were adjustable according to a rate grid based upon LP's long-term debt ratings. Until September 2003, this revolving credit facility contained three specific financial covenants, as follows:

  •
  Minimum required Shareholder's Equity, as defined;

  •
  Maximum debt to capitalization ratio, as defined, and;

  •
  Minimum earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined;

        In August 2002, LP amended the secured revolving credit facility to facilitate the divestiture plan. Among other things, this amendment required LP to establish a restricted cash account and deposit all net after tax proceeds from the sales of assets to this account. Subject to specified limitations, LP could use the funds in this account to reduce debt (including contingency reserves), make capital expenditures and fund acquisitions.

        In September 2003, LP further amended this facility to convert it to a secured letter of credit facility. Under this amendment, all financial covenants were removed. As amended, the facility provides for (i) no revolving credit borrowing, (ii) up to $125 million of letters of credit outstanding at any time, and (iii) the pledge by LP, as security for its reimbursement obligations under the facility, of cash collateral in an amount equal to 110% of the face amount of the letters of credit outstanding under the facility at any time. Fees associated with this amended facility include a facility fee of .20% per annum on the aggregate commitments of the lenders that exceed the outstanding face amount of letters of credit issued under the facility. LP's ability to obtain letters of credit under this facility ends in January 2005, and the facility expires in January 2006. As of December 31, 2003, $91 million in letters of credit were outstanding under this facility.

        In November 2001, LP entered into an accounts receivable secured revolving credit facility providing for up to $100 million (at December 31, 2003) of borrowing capacity. At December 31, 2003, there were no outstanding borrowings under this facility. The structure of this facility required LP to create a wholly owned non-qualifying special purpose entity, which is consolidated in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This entity purchases accounts receivable from LP and borrows from a third party using the receivables as collateral. The transaction is treated as a secured borrowing because the Company has the right to terminate early any borrowings outstanding, allowing LP to retain effective control over the receivables. The pledged receivables outstanding and the corresponding debt are included as Receivables and Long-term Debt on LP's Consolidated Balance Sheet. At December 31, 2003, borrowings under this facility bore interest at commercial paper rates plus .55%. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The facility contains a provision under which specified downgrades of LP's long-term unsecured senior debt rating could cause an amortization event under this facility.

        In December 2001, LPC entered into a C$25 million secured credit facility. This facility was secured by Canadian receivables and inventory. Borrowings under this facility bore interest at LIBOR plus 3% or specified alternative rates selected by LPC. This interest rate was adjusted according to a rate grid based upon LP's long-term debt ratings. Fees associated with this facility included a facility fee of .5% per annum on the amount by which the aggregate commitment of the lender exceeds the outstanding borrowings. This facility contained the same three financial covenants that were included in the U.S. secured revolving credit facility.

        In October 2003, LPC amended this facility to convert it to a secured letter of credit facility. Under this amendment, all financial covenants were removed. As amended, the facility provides for (i) no revolving credit borrowing, (ii) up to C$10 million of letters of credit outstanding at any time, and (iii) the pledge by LP, as security for its reimbursement obligations under the facility, of cash collateral in an amount equal to 110% of the face amount of the letters of credit outstanding under the facility at any time. Fees associated with this facility include a facility fee of .20% per annum on the amount by which the aggregate commitment of the lender exceeds the outstanding face amount of letters of credit issued under the facility. LPC's ability to obtain letters of credit under this facility ends in January 2005, and the facility expires in January 2006. At December 31, 2003, C$3.4 million in letters of credit were outstanding.

        The weighted average interest rate for all long-term debt at December 31, 2003 and 2002 was approximately 8.1 percent and 7.9 percent. Required repayment of principal for long-term debt is as follows:

Year ended December 31	Dollar amounts in millions
2004	$8.3
2005	182.7
2006	72.3
2007	56.1
2008	222.6
2009 and after	487.0

Total	$1,029.0

        Cash paid during 2003, 2002, and 2001 for interest (net of capitalized interest) was $89.8 million, $100.1 million and $90.5 million.

        During the year ended December 31, 2003, LP repurchased $15.7 million of its publicly traded debt obligations. These obligations were purchased at a premium of $1.5 million, including commissions.

8.     OFF-BALANCE SHEET ARRANGEMENT

        In connection with the sale of certain timber and timberlands in 2003, LP received cash of $26.4 million and notes receivable of $410.0 million from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner: (i) LP contributed the notes receivable to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140 (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit and the QSPE's reimbursement obligations which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable, the cash flow generated by the notes receivable generally will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE's creditors generally will have no recourse to LP for the QSPE's obligations (subject to the limited exception described below).

        Pursuant to the arrangement described above, during 2003, LP contributed the notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

        The principal amount of the QSPE's borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. LP's retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.2 million of the "Other assets" reflected on LP's Consolidated Balance Sheet as of December 31, 2003. The book value of this investment approximates market value, as the interest rates on the notes receivable are variable.

        In accordance with SFAS No. 140, the QSPE is not included in LP's consolidated financial statements and the assets and liabilities of the QSPE are not reflected on LP's consolidated balance sheet. The QSPE's assets have been removed from LP's control and are not available to satisfy claims of LP's creditors except to the extent of LP's retained interest, if any, remaining after the claims of QSPE's creditors are satisfied. In general, the creditors of the QSPE have no recourse to LP's assets, other than LP's retained interest. However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. LP's maximum exposure in this regard was approximately $41 million as of December 31, 2003. The estimated fair value of this guarantee is not material.

9.     RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

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

Defined Benefit Plans

        Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging up to 20 years. Benefit accruals under the two most significant plans, which account for approximately 85% of the assets and benefit obligations in the tables below, are credited at a rate of 5% of eligible compensation with an interest credit based on the 30-year U.S. Treasury rate. The remaining defined benefit pension plans contain a variety of benefit formulas.

        LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2003 and 2002, the trust assets were valued at $13.5 million and $10.4 million and are included in other assets in LP's Consolidated Balance Sheet. LP contributed $1.6 million to this trust during each of 2003, 2002 and 2001.

        The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and the amounts recognized in the consolidated balance sheet for LP sponsored plans:

	December 31
	2003	2002
	Dollar amounts in millions
Change in benefit obligation:
Benefit obligation—beginning of year	$231.6	$224.4
Service cost	10.6	11.3
Interest cost	15.0	15.2
Actuarial (gain) loss	19.1	2.8
Curtailments/settlements	(1.3)	(2.0)
Foreign exchange rate changes	4.3	—
Benefits paid	(28.1)	(20.1)

Benefit obligation—end of year	$251.2	$231.6

Change in assets:
Fair value of assets—beginning of year	$145.4	$146.8
Actual return on plan assets	25.1	(8.4)
Employer contribution	33.1	27.1
Foreign exchange rate changes	3.5	—
Benefits paid	(28.1)	(20.1)

Fair value of assets—end of year	$179.0	$145.4

Reconciliation of funded status:
Funded status	$(72.2)	$(86.2)
Unrecognized actuarial loss	92.0	88.9
Unrecognized prior service cost	5.7	9.2
Unrecognized asset at transition	0.2	0.3

Prepaid benefit cost	$25.7	$12.2

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$1.6	$1.0
Accrued benefit liability	(60.3)	(71.9)
Intangible asset	5.6	9.0
Accumulated other comprehensive income (pre-tax)	78.8	74.1

Net amount recognized	$25.7	$12.2

Increase (decrease) in minimum liability included in other comprehensive income (net of income taxes):	$(2.7)	$15.2

Weighted-average assumptions for obligations as of October 31(measurement date):
Discount rate for obligations	6.05%	6.75%
Rate of compensation increase	4.08%	4.06%

The accumulated benefit obligation for all defined benefit plans was $221.7 at October 31, 2003. There were no significant plans with plan assets in excess of benefit obligations at December 31, 2003.

        Net periodic pension cost included the following components:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Service cost	$10.6	$11.3	$13.7
Interest cost	15.0	15.2	15.5
Expected return on plan assets	(14.9)	(15.5)	(15.5)
Amortization of prior service cost and net transition asset	1.1	1.3	0.1
Recognized net actuarial loss	5.3	2.2	0.8

Net periodic pension cost	$17.1	$14.5	$14.6

Loss due to curtailment	$2.5	$4.4	$—

Weighted-average assumptions for periodic pension cost:
Discount rate for pension cost	6.25%	6.96%	7.75%
Expected long-term rate of return on plan assets	8.32%	8.62%	8.75%

        The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future. The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plans changes significantly.

Plan Assets

        The following table presents the weighted average asset allocations as of the measurement dates of LP's plans:

	2003	2002
	Dollar amounts in millions
Asset category
Equity securities	59.3%	59.0%
Debt securities	39.4	40.7
Other, including cash and cash equivalents	1.3	0.3

Total	100.0%	100.0%

        LP's investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. Target allocations for the US plans, which represent more than 85% of the assets of LP's defined benefit plans were changed subsequent to the valuation date to 70% in equity securities and 30% in debt securities. LP's plans do not currently invest in real estate, hedge fund or derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility.

Cash Flows

        LP expects to contribute approximately $35.6 million to its defined benefit plans in 2004.

        The following table reflects the expected benefit payments from the plans:

Pension Benefits
Dollar amounts in millions
Year
2004	$14.4
2005	15.9
2006	17.6
2007	19.0
2008	19.7
2009 - 2013	114.7

Defined Contribution Plans

        In 2003 and 2002, these plans were primarily 401(k) plans for hourly and salaried employees in the U.S. which allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee's eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 4.4 million shares of LP common stock that represented approximately 39% of the total market value of plan assets at December 31, 2003. Expenses related to defined contribution plans and multi-employer plans in 2003, 2002 and 2001 were $10.5 million, $6.8 million and $7.0 million.

Postretirement Benefits

        LP has several plans that provide minimal postretirement benefits other than pensions, primarily for salaried employees in the US and certain groups of Canadian employees. The accrued postretirement benefit cost at December 31, 2003 was $6.6 million. Net expense related to these plans was not significant.

10.   STOCKHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2003, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

Stock Compensation Plans

        LP grants options to key employees and directors to purchase LP common stock. The options are granted at 100 percent of market price at the date of grant. The options become exercisable over 3 years beginning one year after the grant date and expire 10 years after the date of grant. At December 31, 2003, 4,187,607 shares were available under the current stock award plan for future option grants and all other stock-based awards.

        Changes in options outstanding and exercisable and weighted average exercise price were as follows:

	Number of Shares
	Year ended December 31
	2003	2002	2001
	Share amounts in thousands
Outstanding options
Options outstanding at January 1	6,372	4,929	3,791
Options granted	1,771	1,888	1,730
Options exercised	(1,856)	—	(62)
Options cancelled	(427)	(445)	(530)

Options outstanding at December 31	5,860	6,372	4,929

Options exercisable at December 31	2,897	3,702	2,414

Exercise price
Options granted	$7.52	$8.11	$11.27

Options exercised	$10.25	$—	$10.76

Options cancelled	$16.12	$15.66	$16.39

Options outstanding	$12.52	$13.51	$15.77

Options exercisable	$16.99	$16.39	$19.14

Fair value at date of grant
Options granted	$2.67	$3.08	$3.42

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the following assumptions: a 2.3 percent to 3.5 percent dividend yield; volatility of 45 percent in 2003, 45 percent in 2002 and 42 percent in 2001; and an average risk free interest rate of 3.9 percent in 2003, 5.4 percent in 2002 and 5.3 percent in 2001.

        Summary information about the Company's stock options outstanding at December 31, 2003, is as follows:

	OUTSTANDING			EXERCISABLE
Range of exercise prices	Outstanding December 31, 2003 (in thousands)	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2003 (in thousands)	Weighted Average Exercise Price
$ 6.25 - $ 8.00	1,645	9.08	$7.30	18	$7.34
$ 8.01 - $11.00	1,145	8.09	8.27	180	8.73
$11.01 - $12.00	802	7.00	11.34	457	11.34
$12.01 - $17.00	318	5.46	12.45	310	12.42
$17.01 - $19.00	477	4.28	18.49	459	18.48
$19.01 - $21.75	1,154	4.41	19.32	1,153	19.32
$21.76 - $26.00	320	2.46	24.13	320	24.13

$ 6.25 - $26.00	5,860	6.62	$12.52	2,897	$16.99

Performance-Contingent Stock Awards

        LP has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of LP common stock determined by comparing LP's cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the award. Awards were initially granted at a target share level. No awards have been granted since 2000. Depending on LP's four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target. LP did not record any compensation expense related to these awards in 2002 or before based on the cumulative stockholders return for the applicable periods however due to the disability of one of the participants, LP was required to issue 23,102 shares in 2002 and recorded $0.2 million in expense. During 2003, due to LP's stockholder return compared to the mean total stockholder return of four other forest products, LP recorded compensation expense of $1.6 million. Subsequent to year-end, the Compensation Committee of the Board of Directors approved the stock award at the 200% level. LP issued fifty percent of these shares on an unrestricted basis in early 2004 with the remaining award being issued as restricted stock with a vesting period of two years.

        Changes in performance-contingent stock awards were as follows:

	Number of Shares
	Year ended December 31
	2003	2002	2001
Target shares—awards outstanding at January 1	57,988	144,848	201,876
Target shares—awards granted	—	—	—
Target shares—awards issued	—	(23,012)	—
Target shares—awards cancelled or forfeited	(7,402)	(65,954)	(57,028)
Target shares—adjustment for dividends	7,744	2,106	—
Target shares—adjustment for performance	50,586	—	—

Target shares—awards outstanding at December 31	108,916	57,988	144,848

Incentive Share Awards

        Beginning in 2001, LP has granted incentive share stock awards to selected senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. These awards vest over a five-year period. However, for the shares granted in 2001 and 2002, if LP's stock trades at or above $18.00 per share for at least five consecutive days prior to the end of the five-year period, fifty percent of the stock will automatically vest at that time at the next anniversary date of the applicable award. For the 2001 and 2002 awards, if LP's stock trades at or above $22.00 per share for at least a five consecutive day period, the remaining 50% will automatically vest at the next anniversary date of the applicable awards. For the shares granted in 2003, if LP's stock trades at or above $10.95 per share prior to the end of the five-year period, fifty percent of the stock will automatically vest at that time. If LP's stock trades at or above $14.60 per share prior to the end of the five-year period, one hundred percent of the stock will automatically vest. LP recorded compensation expense related to these awards in 2003, 2002 and 2001 of $2.0 million, $0.5 million and $0.4 million. During 2003, LP's stock traded above $18.00 for five consecutive days and therefore one hundred percent of the 2003 award was vested and fifty percent of the 2002 and 2001 awards also vested. These shares were issued in early 2004 based upon the anniversary of the applicable awards. In early February 2004, the stock traded above the $22.00 price target for five consecutive days, which resulted in acceleration of the vesting of the remaining 2002 and 2001 awards. These awards will be issued in early 2005 on the anniversary of the applicable awards.

        Changes in incentive stock awards were as follows:

	Number of Shares
	Year ended December 31
	2003	2002	2001
Incentive stock awards outstanding at January 1	409,950	193,550	—
Incentive stock awards granted	316,259	305,850	207,350
Incentive stock award shares issued	—	(7,550)	—
Incentive stock awards cancelled or forfeited	(50,900)	(81,900)	(13,800)

Incentive stock awards outstanding at December 31	675,309	409,950	193,550

Stock Purchase Plans

        LP has in the past offered employee stock purchase plans to most employees. Under each plan, employees could subscribe to purchase shares of LP stock over 12 months (24 months prior to January 1, 2001) at 85 percent of the market price. During 2001, LP issued 142,987 shares to employees at an average price of $7.49 under all Employee Stock Purchase Plans. No plans were open at December 31, 2003 or December 31, 2002 and no shares were issued during 2003 or 2002.

Executive Loan Program

        In November 1999, the subcommittee of the Compensation Committee approved an Executive Loan Program under which LP offered up to 1,700,000 shares of LP's common stock for purchase prior to January 23, 2000, by LP's executive officers, and other executives designated by its chief executive officer. In November 2000, this subcommittee of the Compensation Committee authorized additional loans under the Executive Loan Program during the 60-day period which ended January 23, 2001. Subsequent to this time, there have been no additional loans made.

        Each loan was initially recorded as an offset to paid-in capital. In anticipation of loan forgiveness in 2004 through 2006 as described below, LP amortizes each loan and its accrued interest to expense over the period between its inception and the anticipated forgiveness dates. Therefore, the balance remaining in paid-in capital differs from the total amount outstanding on all loans discussed above. The following provides a summary of activity in paid-in capital related to the Executive Loan Program:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Beginning balance	$4.7	$8.3	$10.8
New loans	—	—	0.4
Charged to expense, net	(1.7)	(1.7)	(1.8)
Repayments	(0.4)	(1.9)	(1.1)

Ending balance	$2.6	$4.7	$8.3

        Participants were permitted to borrow up to 100 percent of the purchase price of the shares to be purchased, which was equal to the closing price of LP's common stock on the New York Stock Exchange (NYSE) on the date of delivery to LP of a participant's election to participate times the number of shares. The maximum amount an individual was permitted to borrow was three times his or her annual base pay. The loans bear interest originally at the annual rate of 6.02 percent. During 2003, the interest rate was reduced to 1.46 percent except for loans made to executive officers.

        Interest and principal are due and payable at the earlier of January 23, 2006, or 30 days following the executive's resignation or involuntary termination of employment. The loans are unsecured. With respect to loans outstanding on or entered into after November 24, 2000, if the executive remains continuously employed by LP through the following dates, the loan balance at that date will be forgiven in the following percentages: January 23, 2004, 50% of the original principal; January 23, 2005, an additional 25% of the principal plus 50% of the accrued interest; and January 23, 2006, all remaining principal and accrued interest. If an executive's employment is terminated, by reason of death, disability, involuntary termination by LP without cause or termination by the executive for good reason following a change in control of LP, an amount of original loan principal equal to the excess of the executive's cost basis in shares of LP's common stock purchased under the program over the fair market value of such shares on the employment termination date (to the extent such amount exceeds loan forgiveness amounts under the program's other provisions plus any amounts paid as severance based on losses under the program), together with 100% of the executive's accrued loan interest, will be forgiven. In addition, if LP's common stock has traded on the NYSE for at least five consecutive trading days at specified price levels or above during the 12-month period immediately preceding January 23, 2004 or 2005 and the executive remains employed by LP, the following additional percentages of the loan balance will be forgiven: January 23, 2004, 25% of the principal and 50% of the accrued interest at a price level of $16.00 per share or 50% of the principal and 100% of the accrued interest at a price level of $20.00 per share; and January 23, 2005, all remaining principal and accrued interest at a price level of $18.00 per share. No amount of a loan will be forgiven if the executive does not still own, as of the applicable date, all shares purchased under the Executive Loan Program, except that participants who are not executive officers of LP are permitted to sell shares with a value equal to the total tax withholding and payroll taxes payable in connection with any loan forgiveness. As of December 31, 2002, loans under this program covered 751,087 shares.

        New loans are not permitted to be made to executive officers under provisions of the Sarbanes-Oxley Act of 2002 adopted by Congress in July 2002.

        In January 2004, LP's stock traded above $20.00 for five consecutive days and therefore as of January 23, 2004, the outstanding balance of the loans will be completely forgiven. As a result, LP will record additional compensation expense of $2.6 million in the first quarter of 2004.

11.   ASSET RETIREMENT OBLIGATIONS

        In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for LP beginning January 1, 2003. As part of this implementation, LP recognized a gain of $0.2 million (before taxes). This change was primarily associated with the treatment of the monitoring costs on closed landfills and timber reforestation obligations associated with LP's timber licenses in Canada.

        The activity in LP's asset retirement obligation liability for 2003 is summarized in the following table.

Year ended December 31 2003
Dollar amounts in millions
Beginning balance	$4.3
Accretion expense	0.2
Reversal of expense due to sales of operations	(1.0)
Payments made	(1.0)
Other	0.1

Ending balance	$2.6

12.   OTHER OPERATING CREDITS AND CHARGES, NET

        The major components of "Other operating credits and charges, net" in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Additions to litigation reserves	$(13.0)	$(2.0)	$(2.0)
Additions to product related contingency reserves	(6.7)	(27.2)	—
Additions to environmental contingency reserves	(2.7)	(1.6)	(9.0)
Gain on sale of pollution credits	—	—	6.1
Gain on insurance recoveries	29.3	1.9	—
Gain on substantial liquidation of LP's investment in LP's Chetwynd, British Columbia pulp mill	—	3.1	—
Loss on contract	(4.4)	—	—
Loss related to assets and liabilities transferred under contractual obligation	(16.0)	—	(42.5)
Severance	(1.7)	(2.1)	(8.4)
Other	—	(1.6)	(2.0)

	$(15.2)	$(29.5)	$(57.8)

2003

        During 2003, LP recorded $15.2 million in Other operating credits and changes, net. The components of the net charges include:

  •
  an increase to litigation reserves of $13.0 million;

  •
  a loss of $16.0 million related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific Cellulose (SPC) (see note 18 for further discussion);

  •
  a loss of $6.7 million from increases in product related contingency reserves associated with the National OSB class action settlement (see note 14 for further discussion);

  •
  a loss of $2.7 million associated with environmental reserves at LP's Ketchikan Pulp Company (KPC) operations;

  •
  a loss of $4.4 million related to an energy contract associated with SPC

  •
  a gain of $29.3 million related to insurance recoveries for environmental costs incurred in prior years; and

  •
  a loss of $1.7 million due to severance incurred associated with the corporate restructuring that accompanied the divesture plan and the corporate relocation.

2002

        During 2002, LP recorded $29.5 million in Other operating credits and charges, net. The components of the net charges include:

  •
  an increase to litigation reserves of $2 million;

  •
  an increase to product related contingency reserves of $27.2 million associated with the hardboard siding class action settlement (discussed further in Note 14);

  •
  an increase in environmental contingency reserves of $1.6 million associated with KPC's former log transfer facilities;

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

2001

        During 2001, LP recorded $57.8 million in Other operating credits and charges, net. The components of the net charges include:

  •
  an increase to litigation reserves of $2.0 million;

  •
  an increase to environmental contingency reserves of $9.0 million related to the indefinite closure of LP's Chetwynd, British Columbia pulp mill;

  •
  a gain of $6.1 million from the sale of pollution credits associated with closed mills;

  •
  a loss of $8.4 million on severance incurred with the closure of the Chetwynd, British Columbia pulp mill and certain corporate restructurings;

  •
  a loss of $2.0 million associated with the write off of an equity investment associated with an e-commerce company that has ceased operations; and

  •
  a loss of $42.5 million due to a valuation allowance equal to LP's non-secured investment in SPC (see footnote 18 for further discussion).

Severance

        Over the course of the last three years, LP has entered into several restructuring plans in an effort to reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Beginning balance	$4.7	$6.4	$—
Charged to expense, continuing operations	3.3	2.1	8.4
Charged to expense, discontinued operations	2.5	7.6	1.0
Payments	(7.4)	(11.4)	(3.0)

Ending balance	$3.1	$4.7	$6.4

        The balance of the accrued severance is included in the caption Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The balance as of December 31, 2003 is payable under contract through 2005. The majority of the severance expense is non-segment related.

13.   GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS, NET

        The major components of "Gain (loss) on sale of and impairment of long-lived assets, net" in the Consolidated Statements of Income are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Impairment charges on long-lived assets	$(1.6)	$(19.6)	$(39.4)
Gain on sale of timber	117.9	73.8	—
Gain on sale of other long-lived assets	1.9	7.1	2.2

	$118.2	$61.3	$(37.2)

2003

        During 2003, LP recorded a net gain on sale of and impairment of long-lived assets of $118.2 million. This net gain includes the following items:

  •
  a gain of $117.9 million on the sale of LP's timberlands as part of LP's divesture plan;

  •
  an impairment charge of $1.6 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price; and

  •
  a gain of $1.9 million on the sale of various other assets.

2002

        During 2002, LP recorded a net gain on sale of and impairment of long-lived assets of $61.3 million. This net gain includes the following items:

  •
  a gain of $73.8 million on the sale of LP's timberlands as part of LP's divesture plan;

  •
  a gain of $4.1 million on the sale of certain corporate assets;

  •
  a gain of $3.0 million on the sale of various other assets;

  •
  an impairment charge of $16.8 million on a timber license and other costs associated with a cancelled OSB project in Quebec. This impairment charge is equal to the amount that was originally allocated to this project as part of the purchase price allocation in connection with the purchase of LeGroupe Forex in 1999;

  •
  an impairment charge of $1.3 million based upon the then anticipated sale of LP's Chetwynd British Columbia pulp mill. This impairment charge was based upon the difference between the carrying value of the assets minus the liabilities assumed by the buyer and the estimated sales price based upon a non-binding letter of intent; and

  •
  an impairment charge of $1.5 million on a closed plywood location to reduce the carrying value to its estimated sales price less selling costs.

2001

        During 2001, LP recorded a net loss on sale of and impairment of long-lived assets of $37.2 million. This net loss includes the following items:

  •
  a gain of $2.2 million on the sale of various assets;

  •
  an impairment charge of $24.4 million on the permanent closure of LP's Chetwynd British Columbia pulp mill to reduce the carrying value to its estimated fair value as determined by an independent appraisal based upon specific assumptions as to expected future use of the facility;

  •
  an impairment charge of $4.9 million associated with the planned sale of LP's interest in an Ireland OSB facility to reduce the carrying value to the expected sale price less selling costs based upon a signed non-binding letter of intent to sell the facility;

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

14.   CONTINGENCIES

        LP maintains reserves for various contingent liabilities as follows:

	As of December 31
	2003	2002
	Dollar amounts in millions
Environmental reserves	$17.9	$25.7
OSB siding reserves	16.7	39.0
Hardboard siding reserves	43.7	49.6
Other	20.3	11.8

Total contingencies	98.6	126.1
Current portion	(43.0)	(20.0)

Long-term portion	$55.6	$106.1

Environmental Proceedings

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

        LP maintains a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. LP's estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time.

        In those instances in which LP's estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP's environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

  •
  Approximately $2 million of costs, relating to three sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

  •
  Approximately $4 million of costs, related to four transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset

  •
  Approximately $.2 million of costs, related to one site undergoing cleanup pursuant to federal or state environmental laws where multiple parties are involved.

        LP considers the financial condition of third parties subject to the cost sharing arrangements discussed above in determining the amounts to be reflected in LP's environmental reserves. In addition, LP is a party to clean-up activities at two additional sites for which LP does not believe that the failure of a third party to discharge its allocated responsibility would significantly increase LP's financial responsibility based on the manner in which financial responsibility has been, or is expected to be, allocated

        LP's estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms.

        The activity in LP's reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Beginning balance	$25.7	$40.5	$40.1
Accrued to expense during the year	1.2	1.5	8.4
Reversal of liability due to sales of operations	—	(11.2)	—
Reclassification of reserves related to asset retirement obligations	(2.4)	—	—
Payments made	(6.6)	(5.1)	(8.1)
Other	—	—	0.1

Ending balance	$17.9	$25.7	$40.5

        During 2003, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

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

        In the second quarter of 2002, LP began offering eligible claimants the opportunity to receive a pro rata share of a court approved alternative payment program (the "Alternative Payment Program") in satisfaction of their claims. The Alternative Payment Program had been extended to all claimants who had valid completed claims filed as of December 16, 2002. As of December 31, 2003, LP had paid approximately $32 million under the Alternative Payment Program in satisfaction of approximately $91 million in claims. Claimants who accept payment from the Alternative Payment Program may not file additional claims under the settlement.

        In the second quarter of 2003, LP announced a program under which it invited each holder of a valid claim to submit, on a voluntary basis, an offer stating the amount (expressed as a percentage of the face amount of the claim) the claimant would be willing to accept, on a current basis, in satisfaction of his or her claim. LP committed to accept all valid offers up to 35.87%, and reserved the right to accept or reject offers in excess of 35.87%. The deadline for offers to be submitted under the program (based upon postmark dates) was April 30, 2003. On June 27, 2003, LP made the decision to accept all offers made for 80% or less of the face amount of the claim. In accordance with this decision, LP sent acceptance letters and a check to those who responded under this program. For those who responded with an offer greater than 80%, LP rejected their offer but nonetheless enclosed a check equal to 80% of the face value of the claim. Additionally, LP made the decision to send a letter and a check equal to 80% of the face value of the claim to all claimants who failed to respond to the April offer. As of December 31, 2003, LP had paid approximately $27 million under the Claimant Offer Program in satisfaction of approximately $38 million in claims. Claimants who accept payment from the claimant offer program may not file additional claims under the settlement.

        From the inception of the settlement through December 31, 2003, we have paid a total of $510 million in satisfaction of $823 million in claims. The breakdown of the payments is as follows (in millions):

	Paid	Satisfaction of Claim Amount
	Dollar amounts in millions
Original settlement	$265	$275
Optional contributions	71	100
Second fund program	115	319
Alternative payment program	32	91
Claimant offer program	27	38

	$510	$823

        Additionally, in October 2003, LP announced that it would fund the remaining claims under the nationwide OSB siding class-action settlement in the fall of 2004 as provided under the settlement agreement.

        Throughout the period the above described settlements have been in effect, LP has recorded accruals which represent management's best estimates of amounts to be paid based on available information. In connection with the national settlement, the liability recorded at December 31, 2003 represents management's best estimate of the future liability related to eligible siding claims based.

        The activity in the portion of LP's loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table.

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Beginning balance	$39.0	$78.2	$90.4
Accrued to expense in the current year	6.7	—	—
Payments made	(29.0)	(39.2)	(12.2)

Ending balance	$16.7	$39.0	$78.2

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

        ABT and Abitibi were parties to an agreement of an allocation of liability with respect to claims related to siding sold prior to October 22, 1992. On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19 million which was received in July 2001, LPC, a wholly owned subsidiary of LP, agreed to accept a transfer of all of Abitibi's rights and obligations under the settlement agreement and the allocation agreement; and LP and LPC agreed to indemnify and hold harmless Abitibi from any cost or liability arising from its sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement. All such rights, obligations and liabilities having been assigned to and accepted and assumed by LPC.

        During the fourth quarter of 2002, LP increased its reserves in connection with this class action settlement. The additional reserve reflects revised estimates of undiscounted future claim payments and related administrative costs, which prior to the fourth quarter of 2002, could not be calculated due to the fact that the limited claims history would not provide statistically valid results. The additional reserves taken in the fourth quarter, based upon revised estimates, are primarily due to a lower estimated rate of decline in settlement payments during the 25-year period. While payments through December 31, 2002 were lower than originally expected, the revised estimate of the undiscounted future payment claims in the later years of the claim period are higher than originally estimated. LP believes that the reserve balance, after the fourth quarter increase, will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

        The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table.

	Year ended December 31
	2003	2002	2001
	Dollar amounts in millions
Beginning balance	$49.6	$30.0	$17.8
Accrued to expense for claims	—	15.5	—
Accrued to expense for administrative costs	—	11.7	—
Cash payments received	—	18.8	18.8
Payments made for claims	(4.5)	(6.0)	(3.4)
Payments made for administrative costs	(1.4)	(1.6)	(3.2)

Ending balance	$43.7	$49.6	$30.0

Additional Siding Matter

        On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester's' of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action referred to above permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester appealed this injunction to the Ninth Circuit Court of Appeals. Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. LP believes that the judgment is erroneous in significant respects and filed a Notice of Appeal in the Minnesota State Court of Appeals. On February 17, 2004, the Minnesota State Court of Appeals affirmed the judgment entered by the trial court. LP believes that the Court of Appeals failed to address many of LP's arguments and, accordingly, LP intends to file a Petition for Review with the Minnesota State Supreme Court. If the Minnesota State Supreme Court declines to hear LP's appeal, or ultimately affirms the decision of the Minnesota State Court of Appeals, the trial court's judgment would become final and the judgment amount plus interest would become due. Based upon the information currently available, LP has recorded reserves based upon its best estimate of the final outcome of this matter. While the amount ultimately paid may exceed recorded reserves, LP does not believe any additional amounts will have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Nature Guard Cement Shakes Matters

        LP was named in four putative class actions filed in California and one putative class action filed in the state of Washington: Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001; Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001; Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001; Keith Oguro v. Louisiana-Pacific

Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001. The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court. The coordinated case was assigned to the Superior Court for Stanislaus County, California. On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases. The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint. As a result, the separate actions filed by those individuals have been dismissed. On November 5, 2002, the court granted plaintiffs' Motion for Class Certification. The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members. The Court dismissed plaintiffs' claims for breach of implied warranty and violation of the Consumer Legal Remedies Act. Plaintiffs subsequently filed an Amended Complaint to reintroduce the Consumer Legal Remedies Act claim by naming an additional plaintiff representative, Stephen Redmond. The Court allowed the amendment and denied our Motion for a determination that the Consumer Legal Remedies Act lacks merit, but certified that decision for appeal, and LP subsequently filed a writ of mandamuswith the California State Court of Appeals.

        LP no longer manufactures or sells fiber cement shakes. The dollar amount of the referenced claims cannot presently be determined. The complaint in this action does not quantify the relief sought by the plaintiffs individually or on behalf of the class, discovery in this action has not been completed, no determination of liability has been made and no process for the submission of individual claims in connection with this action has been established. LP believes that it has substantial defenses to this action and is unable to predict the potential financial impact of this action.

Other Proceedings

        LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

Contingency Reserves

        LP's estimates of its loss contingencies are based on various assumptions and judgments. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that LP may ultimately pay in connection with these matters could materially exceed, in either the near term or the longer term, the amounts accrued to date. LP's estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of an insurer's agreement to payment terms.

15.   COMMITMENTS

        LP is obligated to purchase timber under certain cutting contracts that extend to 2009. LP's best estimate of its commitment at current contract rates under these contracts at December 31, 2003 is approximately $39.5 million for approximately 376 million board feet of timber.

        The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.

        At December 31, 2003, future minimum annual rent commitments are as follows:

Year ended December 31
Dollar amounts in millions
2004	$8.2
2005	6.4
2006	6.2
2007	6.1
2008	6.1
2009 and after	36.4

Total	$69.4

        As of December 31, 2002, LP entered into a non-cancelable sublease for a portion of its corporate headquarters. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $3.3 million (in total for all years) due in the future. Rental expense for operating leases amounted to $28.1 million, $34.7 million and $36.3 million in 2003, 2002 and 2001, respectively.

        In September 2003, LP announced its intent to move its corporate headquarters to Nashville, Tennessee in 2004 (see Note 21 for further discussion). In November of 2003, LP signed a lease for office space in Nashville. LP intends to sublease a portion of the current facilities, however as of December 31, 2003, no sublease had been entered into, therefore the above table includes rent commitments on both the current headquarters building as well as the future headquarters.

16.   GUARANTEES AND INDEMNIFICATIONS

        LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability.

        Additionally, in connection with certain sales of assets and divestures of businesses, LP has agreed to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) the representations and warranties made to the buyer by LP in connection with the sales and (2) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities and other liabilities not assumed by the buyer.

        Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. LP records accruals for those pre-closing obligations that are considered probable and reasonably estimable. Under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others", LP is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 31, 2002. LP has not accrued any additional amounts as a result of the indemnity agreements summarized below as LP believes the fair value of the guarantees entered into after December 31, 2002 is not material.

  •
  In connection with various sales of LP's timberlands, LP has agreed to indemnify the various buyers with respect to losses resulting from breaches of limited representations and warranties contained in these agreements. These indemnities, which LP believes are significantly narrow, generally are not capped at a maximum potential liability and have an unspecified duration.

  •
  In connection with the exchange of LP's Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia-Pacific Corporation in exchange for Georgia- Pacific's OSB mill in Woodland Maine in 2002, LP agreed to indemnify Georgia-Pacific Corporation for certain losses resulting from breaches of LP's representations and warranties contained in the exchange agreement. LP is not required to pay under this indemnification obligation until claims against LP, on a cumulative basis, exceed $500,000. Upon exceeding this $500,000 threshold, LP is generally required to provide indemnification for any losses in excess of $500,000, up to a limit of $15 million. This indemnification expires in September of 2007.

  •
  In connection with the sale of LP's particleboard mill at Missoula, Montana to Roseburg Forest Products Co. in early 2003, LP provided a 5-year indemnity for unknown environmental claims, capped at the purchase price of $17.7 million with a $1 million deductible. This indemnification expires in February of 2008.

  •
  In connection with the sale of LP's particleboard mill in Arcata, CA to Hambro Forest Products in 2002, LP provided an uncapped 7-year indemnity for any claims arising out of the excess equipment yard and an uncapped 1-year indemnity for remediation at a specific site beginning upon receipt of a No Further Action Letter (NFA) from state regulators. The remediation work has been completed and the NFA is expected shortly. The 7-year excess equipment yard indemnity will expire in July of 2009.

  •
  In connection with the sale by LP Canada Pulp Ltd ("LPCP") of its pulp mill in Chetwynd, BC, Canada to Tembec, Ltd in October 2002, LP guaranteed a 2-year indemnity provided by LPCP for breach of warranties and representations and an indemnity of unspecified duration provided by LPCP for liabilities arising out of pre-closing operations. These indemnities, which do not extend to environmental liabilities, are capped at C$20 million in the aggregate.

  •
  In connection with the sale of LP's pulp mill in Samoa, California in 2001, LP agreed to indemnify SPC for certain environmental issues and third party and personal injury claims arising out of pre-closing operations. This indemnification is without a dollar limit and is for an unspecified period. LP also agreed to indemnify SPC for nine years for potential government-imposed changes to the wastewater treatment process capped at $4.6 million. LP also agreed to indemnify SPC for various other matters for periods ranging from 3 to 5 years capped at the purchase price. Additionally, LP has guaranteed a contractual liability for lease payments and a potential restoration of certain California tidelands, should this be required by various state agencies. Under certain circumstances, LP may have the ability to offset the amount owed under these indemnities against amounts owed to it by SPC.

  •
  In connection with the sale of various LP's saw mills located in Idaho to Riley Creek Lumber Company, LP provided a 3 year indemnity for unknown environmental claims capped at the purchase price with a $200,000 deductible. This indemnification expires in September 2006.

  •
  LP also has various other indemnities that are individually and in the aggregate immaterial.

        LP will record a liability related to specific indemnification when future payment is probable and the amount is reasonably estimable.

        Additionally, LP provides warranties on product sales. The reserves for these warranties are determined by applying the provisions of SFAS No. 5, "Accounting for Contingencies". The activity in warranty reserves for the last year is summarized in the following table.

Year ended December 31 2003
Dollar amounts in millions
Beginning balance	$15.7
Accrued to expense during the year	10.6
Payments made	(5.5)

Total warranty reserves	20.8
Current portion	(7.0)

Long term portion	$13.8

        The current portion of the warranty reserve is included in the caption accounts payable and accrued liabilities on LP's balance sheet and the long-term portion is included in the caption other long-term liabilities.

17.   ACQUISITIONS

2002

        During 2002, LP purchased the 17.5% minority interest in its joint venture in Chile for $3.3 million. This venture, which is now substantially owned by LP, operates a specialty oriented strand board (OSB) plant located in the Municipality of Panguipulli, Chile. The purchase price was allocated to the fair market value of the venture's net assets with the remaining $1.1 million allocated to goodwill. The results of operations of the acquired assets are included in LP's Consolidated Statements of Income from the date of acquisition. Prior to this acquisition, LP recorded an offset to income for the minority owner's share of the income (loss) from this operation.

        See Note 1 for discussion of the acquisition of an OSB facility as part of an asset swap.

2001

        During 2001, LP acquired a sawmill in Northern Idaho for approximately $7 million in cash and the assumption of an operating lease covering the majority of the assets related to this facility. This acquisition was accounted for as a purchase and assumption of an operating lease, and the results of operations of the acquired assets are included in LP's Consolidated Statements of Income from the date of acquisition. No goodwill was recorded in connection with this acquisition. This mill is currently held for sale and the results of its operations for all years presented are included in discontinued operations.

18.   SIGNIFICANT DISPOSITIONS

        In April 2002, LP sold its controlling interest in an OSB facility located in Ireland. LP recorded a gain of $2.0 million on the sale of this facility and reduced its debt by $6.5 million.

        In February 2001, LP sold a controlling interest in Samoa Pacific Cellulose LLC (SPC), a company that owns a pulp mill and related assets in Samoa, California, for approximately book value. In this transaction, LP received approximately $22 million in cash, and promissory notes of SPC valued at a fair value of $29 million and retained preferred stock of SPC valued at a fair value of approximately $9 million. Management believed the fair value of the consideration received approximated the carrying value of the assets at that time. The preferred stock was pledged as collateral against SPC's senior borrowing. The term of the promissory notes was longer than five years. Additionally, LP had agreed to provide SPC with a $14.5 million (at December 31, 2002) credit facility secured by working capital.

        Due to its continuing financial interest in SPC, LP did not initially record the transaction as a sale, for accounting purposes. In compliance with SEC Staff Accounting Bulletin No. 30—Accounting For Divestiture Of A Subsidiary Or Other Business Operation, LP recorded the assets and the liabilities of SPC on LP's balance sheet under the captions "Assets transferred under contractual arrangement" and "Liabilities transferred under contractual arrangement." During 2001, LP recorded a valuation allowance equal to its non-secured, net investment in SPC due to SPC's substantial losses from operations due to weak pulp markets. This valuation allowance is reflected on LP's Consolidated Statements of Income under the caption "Other operating credits and charges, net". During 2003, due to significant changes in circumstance, LP recorded the sale and de-recognized these assets and liabilities under contractual obligation. Additionally, during 2003, SPC was forced into foreclosure by a significant creditor and subsequently was sold to another company. Due to this foreclosure, LP deemed the line of credit uncollectable and recorded a reserve for the then outstanding line of credit above the estimated value of the collateral. See Note 12 for further discussion. In addition, there are several contingent liabilities (primarily environmental in nature) associated with these operations that, under certain circumstances, could become liabilities of LP. LP has not fully recorded an accrual for these liabilities, as it does not believe that any payment is likely to occur.

        During 2003 and 2002, LP substantially sold its fee timberlands in various transactions. During 2003 and 2002, LP recognized $118 million and $74 million in gains on these sales. See Note 13 for discussion of these gains and Note 8 for a discussion of the associated off balance sheet transaction.

        Other significant dispositions, which LP recorded as discontinued operations, are discussed in Note 19 below.

19.   DISCONTINUED OPERATIONS

        During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses, and included such businesses as discontinued operations. The operations associated with the timber and timberlands are not reported as discontinued operations due to the nature of these assets, as these assets did not met the criteria to be classified as a separate business. In 2003, LP announced further divestures of most of its remaining lumber mills as well as an interior hardboard panel operation. At December 31, 2003, LP has three lumber operations and an interior hardboard panel operation classified as discontinued.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. Additionally, as a result of the planned divestures, LP restructured its other segments in accordance with SFAS No. 131.

        In 2003, LP completed the sale of six lumber facilities, an industrial panel facility and a veneer facility.

        In 2002, LP completed the transfer of its Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia-Pacific Corporation in exchange for Georgia-Pacific's oriented strand board (OSB) mill in Woodland, Maine. No gain or loss was recognized on the transaction as the book value equaled the fair value. In addition, LP received a cash payment for working capital components. LP also recorded a gain of $2.0 million associated with the reduction in certain LIFO inventories associated with this sale. This gain is included in income (loss) from discontinued operations.

        Revenues associated with the discontinued operations were $330.3 million, $673.0 million and $719.2 million for the years ended December 31, 2003, 2002 and 2001. Included in the loss on discontinued operations for the years ended December 31, 2003, 2002 and 2001 were impairment charges of $27.9 million, $57.0 million and $5.2 million based on the estimated fair value of the assets less estimated costs to sell. Additionally, during 2003, LP recorded a gain of $8.4 million on sale of a portion of these assets including an industrial panel facility, veneer facility as well as five lumber mills. LP also recorded a $2.5 million charge related to the curtailment expense on a defined benefit pension plan, a $2.5 million charge related to severance, a $0.9 million loss related to long term timber contracts and a $15.0 million loss related to an operating lease associated with a mill that is held for sale. During 2002, LP recorded a gain of $5.5 million on sale of a portion of these assets. LP also recorded a $4.4 million charge related to the curtailment expense on a defined benefit pension plan, a $7.6 million charge related to severance, a $4.5 million charge related to the loss on a long term timber contract, a $3.5 million loss associated with the impairment of timber rights associated with a mill that was held for sale and a $7.4 million gain associated with mark-to-market adjustments and the subsequent cancellation of an energy contract associated with a mill that is held for sale. During 2001, LP recorded $0.6 million of severance costs associated with these facilities and a mark-to-market adjustment on several energy contracts of $6.1 million.

        Summarized balance sheet information for discontinued operations is as follows:

	December 31
	2003	2002
	(Dollar amounts in millions)
Inventory	$17.4	$41.3

Timber and timberlands	3.3	6.4
Property, plant and equipment	72.7	231.3
Accumulated depreciation	(42.1)	(137.5)

Net property, plant and equipment	30.6	93.8

Long-term assets of discontinued operations	33.9	100.2

Total assets of discontinued operations	$51.3	$141.5

20.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        Accumulated comprehensive loss consists of cumulative translation adjustments; gain (loss) on certain derivative instruments and additional minimum pension liability adjustments. The table below breaks down these balances, net of tax:

	Foreign currency translation adjustments	Minimum pension liability adjustment	Unrealized gain on derivative instruments	Other	Total
	(Dollar amounts in millions)
Balance at December 31, 2000	$(23.2)	$(7.4)	$—	$(0.6)	$(31.2)
Activity	(0.3)	(22.6)	—	0.2	(22.7)

Balance, December 31, 2001	(23.5)	(30.0)	—	(0.4)	(53.9)
Activity	(5.2)	(15.2)	1.0	0.2	(19.2)

Balance at December 31, 2002	(28.7)	(45.2)	1.0	(0.2)	(73.1)
Activity	4.4	(2.7)	0.1	0.1	1.9

Balance at December 31, 2003	$(24.3)	$(47.9)	$1.1	$(0.1)	$(71.2)

        Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of the assets into the functional currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The income tax benefit associated with the minimum pension liability adjustment was $1.8 million in 2003, $9.7 million in 2002 and $14.5 million in 2001. The income tax benefit associated with the unrealized gain on derivatives was $0.7 million in 2003.

21.   SEGMENT INFORMATION

        LP operates in four segments: Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products and Engineered Wood Products (EWP). In previous periods, LP operated a market pulp segment. LP's business units have been aggregated into these five segments based upon the similarity of economic characteristics, customers, distribution methods or manufacturing processes. LP's results of operations are discussed below for each of these segments separately as well as for the "other" category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, interest, equity in earnings of unconsolidated affiliates and income taxes.

        The OSB segment includes OSB products produced in North America. The composite wood products segment includes (1) OSB—based siding products; (2) hardboard siding products; (3) specialty OSB products; and (4) other hardboard products. The plastic building products segment includes (1) vinyl siding; (2) composite decking and (3) mouldings. The engineered wood products segment includes (1) laminated veneer lumber (2) I-joists and (3) other related products. LP formerly operated a pulp segment which included wood pulp products of two pulp mills (controlling interest of one which was transferred in February 2001 as described in Note 18 and the sale of the other in September 2002 which was indefinitely shutdown in October 2001).

        Information about LP's product segments is as follows:

	Year Ended December 31,
	2003	2002	2001
	Dollar amounts in millions
SALES BY BUSINESS SEGMENT
OSB	$1,318.2	$727.3	$732.2
Composite Wood Products	423.2	355.3	319.0
Plastic Building Products	196.5	152.0	131.0
Engineered Wood Products	302.2	263.0	237.5
Other products	93.6	152.3	163.4
Less: Intersegment sales	(33.5)	(51.1)	(39.5)

Building products	2,300.2	1,598.8	1,543.6
Pulp	—	1.3	48.0

Total sales	$2,300.2	$1,600.1	$1,591.6

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$502.9	$61.1	$28.2
Composite Wood Products	61.3	45.1	27.5
Plastic Building Products	12.7	5.0	(5.8)
Engineered Wood Products	(2.7)	5.2	(0.4)
Other products	(3.8)	7.6	(0.3)

Building products	570.4	124.0	49.2
Pulp	(0.1)	(2.0)	(27.2)
Other operating credits and charges, net	(15.2)	(29.5)	(57.8)
Gain (loss) on sales of and impairments of long-lived assets	118.2	61.3	(37.2)
General corporate and other expense, net	(102.0)	(81.4)	(86.1)
Gain (loss) on early extinguishment of debt	(1.5)	—	—
Interest, net	(54.6)	(63.0)	(59.8)

Income (loss) from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliate	$515.2	$9.4	$(219.0)

DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$76.8	$74.2	$95.8
Composite Wood Products	16.8	16.0	20.2
Plastic Building Products	7.6	6.3	5.1
Engineered Wood Products	16.1	15.5	15.7
Other products	6.7	16.2	12.7
Pulp	—	—	3.0
Non-segment related	11.0	10.7	10.9

Total depreciation, amortization and cost of timber harvested	$135.0	$138.9	$163.4

CAPITAL EXPENDITURES
OSB	$57.9	$20.3	$19.2
Composite Wood Products	10.8	6.6	10.8
Plastic Building Products	2.3	3.2	5.0
Engineered Wood Products	1.1	6.3	6.7
Other products	6.8	4.1	18.9
Pulp	—	—	0.5
Non-segment related	1.5	0.3	4.2
Discontinued operations	6.2	1.0	9.4

Total capital expenditures	$86.6	$41.8	$74.7

        Information concerning identifiable assets by segment is

	As of December 31,
	2003	2002
	Dollar amounts in millions
IDENTIFIABLE ASSETS
OSB	$828.6	$834.1
Composite Wood Products	222.2	223.2
Plastic Building Products	122.7	116.5
Engineered Wood Products	157.2	168.6
Other products	560.0	935.2
Pulp	2.8	3.5
Discontinued operations	51.3	141.5
Non-segment related	1,259.6	357.3

Total assets	$3,204.4	$2,780.0

        Non-segment related assets include long-term notes receivable, cash and cash equivalents, corporate assets and other items.

        Export sales are primarily to customers in Asia and Europe. Information concerning LP's geographic segments is as follows:

	Year Ended December 31,
	2003	2002	2001
	Dollar amounts in millions
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
US	$1,929	$1,300	$1,133
Canada and other	771	587	699
Intersegment sales to US	(400)	(287)	(240)

Total Sales	$2,300	$1,600	$1,592

Export sales (included in above)	$13	$10	$76

Operating profit (loss)
US	$379	$96	$90
Canada and other	191	25	(25)
Other operating credits and charges, net and gain (loss) on sales of and impairments of long lived assets	103	32	(138)
General corporate expense and interest, net	(158)	(144)	(146)

Income (loss) from continuing operations before taxes, minority interest, equity in earnings of unconsolidated affiliate and cumulative change in accounting principle	$515	$9	$(219)

Identifiable assets
U.S.	$2,120	$1,863	$2,024
Canada and other	1,804	917	990

Total assets	$3,204	$2,780	$3,014

        The amounts included in the tables above for Canada and other are primarily related to Canada.

NOTE 22—HEADQUARTERS RELOCATION

        On September 30, 2003, LP announced that it would relocate its corporate headquarters to Nashville, Tennessee. The transition associated with this relocation is expected to occur over the succeeding 12 to 24 months, and will involve the consolidation of most of LP's management and leadership positions from several offices to its new headquarters. The move will also result in LP's corporate headquarters being closer to the company's production facilities, customers and shareholders. Based upon its most current information, LP believes that expenses, primarily consisting of severance, relocation, moving expenses and recruitment, will range from $10 to $12 million which will be recognized primarily in 2004 and 2005. Additionally, LP expects approximately $14 to $16 million in capital expenditures related to the relocation of the headquarters and related facilities. The expense estimates do not reflect expected incentives provided by various agencies to partially offset the expenses of the relocation nor the potential gains on the sale of current facilities.

Independent Auditors' Report

To the Board of Directors and Stockholders of Louisiana-Pacific Corporation:

        We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002, and No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 8, 2004

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions, except per share)
QUARTERLY DATA
Net sales	$413.1	$389.2	$478.5	$432.3	$674.8	$415.3	$733.8	$358.4
Gross profit (loss)(1)	44.2	52.5	69.5	60.9	237.2	39.3	283.6	25.3
Income (loss) from continuing operations before taxes, minority interest, equity in earnings of unconsolidated affiliate and cumulative effect of change in accounting principle	3.1	2.8	19.3	11.1	197.0	26.5	295.8	(30.7)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	2.0	0.1	8.9	7.5	109.9	17.8	163.2	(28.1)
Net income (loss)	$1.5	$(9.5)	$(17.2)	$(13.2)	124.5	$3.3	163.7	$(42.6)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$0.02	$—	$0.09	$0.07	$1.04	$0.17	$1.54	$(0.27)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$0.02	$—	$0.09	$0.07	$1.03	$$0.17	$1.52	$(0.27)
Net income (loss) per share—basic	$0.01	$(0.09)	$(0.16)	$(0.13)	$1.18	$0.03	$1.54	$(0.41)
Net income (loss) per share—diluted	$0.01	$(0.09)	$(0.16)	$(0.13)	$1.17	$0.03	$1.52	$(0.41)
Cash dividends per share	$—	$—	$—	$—	$—	$—	$—	$—
SALES BY SEGMENT:
OSB	$194.5	$188.8	$229.2	$194.8	$402.9	$173.0	$491.6	$170.7
Composite wood products	88.7	86.3	100.8	101.8	121.7	90.0	112.0	77.2
Plastic building products	42.6	30.1	57.6	43.7	56.3	47.0	40.0	31.2
Engineered wood products	64.5	53.5	72.8	67.8	82.3	81.6	82.6	60.1
Other products	26.7	43.9	25.6	40.1	24.0	36.7	17.3	26.7
Pulp	—	0.1	—	0.6	—	0.6	—	—
Less intersegment sales	(3.9)	(13.5)	(7.5)	(16.5)	(12.4)	(13.6)	(9.7)	(7.5)

Total net sales	$413.1	$389.2	$478.5	$432.3	$674.8	$415.3	$733.8	$358.4

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$13.8	$23.1	$37.1	$25.0	$197.7	$8.0	$254.3	$5.0
Composite wood products	9.7	10.8	10.5	17.6	23.3	9.6	17.8	7.1
Plastic building products	3.2	0.7	6.1	1.3	3.9	3.4	(0.5)	(0.4)
Engineered wood products	(1.0)	2.3	(1.1)	2.0	(1.7)	2.6	1.1	(1.7)
Other products	3.3	3.8	(1.0)	1.9	(1.5)	1.1	(4.6)	1.1
Pulp	—	(1.3)	—	(2.3)	—	1.4	(0.1)	0.2
Other operating credits and charges, net	—	1.9	(25.4)	(1.5)	(5.7)	(2.6)	15.9	(27.3)
Gain (loss) on sale of and impairment of long-lived assets	12.5	(1.6)	29.2	5.8	22.5	38.8	54.0	18.3
General corporate and other expense, net	(23.3)	(21.0)	(21.8)	(22.1)	(26.1)	(20.2)	(30.8)	(18.1)
Gain (loss) on early debt extinguishment	—	—	—	—	(1.5)	—	—	—
Interest, net	(15.1)	(15.9)	(14.3)	(16.6)	(13.9)	(15.6)	(11.3)	(14.9)

Income (loss) from continuing operations before taxes, minority interest, equity in earnings of unconsolidated affiliate and cumulative change in accounting principle	$3.1	$2.8	$19.3	$11.1	$197.0	$26.5	$295.8	$(30.7)

(1)
Gross profit is income before selling and administrative expenses, other operating credits and charges, net, gain (loss) on sale of or impairment of long-lived assets, net, taxes, minority interest, interest and equity in earnings of unconsolidated affiliate.

        Included in Other operating credit and charges, net for continuing operations are the following:

  •
  In the first quarter of 2002, LP recorded a net gain of $1.9 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years.

  •
  In the second quarter of 2002, LP recorded a loss of $1.5 million on severance accrued as part of the divestiture plan.

  •
  In the third quarter of 2002, LP recorded a loss of $0.6 million on severance recorded as part of the divesture plan and a loss of $2.0 million due to increase in litigation reserves.

  •
  In the fourth quarter of 2002, LP recorded an increase of $27.2 million in contingency reserves associated with an existing hardboard siding class action suit; an increase of $1.6 million in contingency reserves associated with environmental matters; a loss of $1.6 million associated with a sublease on LP's corporate headquarters and a gain of $3.1 million due to substantial liquidation of LP investment in a Chetwynd, British Columbia pulp mill.

  •
  In the second quarter of 2003, LP recorded a loss of $16.0 million related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific; a loss of $6.7 million from increases in product related contingency reserves associated with the National OSB class action settlement and a loss of $2.7 million associated with environmental reserves at our Ketchikan Pulp Company operations.

  •
  In the third quarter of 2003, LP recorded a loss of $5.0 million related to an energy contract associated with Samoa Pacific and a loss of $0.7 million on severance recorded as part of the divesture plan.

  •
  In the fourth quarter of 2003, LP recorded a gain of $29.3 million related to insurance recoveries for environmental costs incurred in prior years, a gain of $0.6 million related to an energy contract associated with Samoa Pacific, an increase of $13.0 million in litigation reserves and a loss of $1.0 million on severance recorded as part of the divesture and corporate relocation plans.

        See Note 12 for further discussion on the credits and charges mentioned above.

        Included in gain (loss) on sale of and impairment of long-lived assets for continuing operations are the following:

  •
  In the first quarter of 2002, LP recorded a loss of $1.6 million associated with impairment charges on assets held.

  •
  In the second quarter of 2002, LP recorded a loss of $1.3 million associated with impairment charges on assets held and a gain of $7.1 million on the sale of certain assets.

  •
  In the third quarter of 2002, LP recorded a loss of $18.3 million associated with an impairment charge of $16.7 million of the purchase price of Forex allocated to a timber license associated with an OSB project in Quebec that LP announced cancellation of in September of 2002 as well as other associated assets; a gain of $57.6 million on the sale of various timberlands and a loss of $0.5 million on the sales of other assets.

  •
  In the fourth quarter of 2002, LP recorded a gain of $16.2 million on the sales of various timberlands and a gain of $2.1 million on the sale of other assets.

  •
  In the first quarter of 2003, LP recorded a gain of $12.5 million associated with the sale of a portion of LP's timberlands as part of LP's divestiture plan.

  •
  In the second quarter of 2003, LP recorded a gain of $29.3 million associated with the sale of a portion of LP's timberlands as part of LP's divestiture plan and a loss of $0.1 million associated with the sale of certain other assets.

  •
  In the third quarter of 2003, LP recorded a gain of $22.1 million associated with the sale of a portion of LP's timberlands as part of LP's divestiture plan and a gain of $0.4 million associated with the sale of certain other assets.

  •
  In the fourth quarter of 2003, LP recorded a gain of $54.0 million associated with the sale of a portion of LP's timberlands as part of LP's divestiture plan; a loss of $1.6 million associated with impairment charges on certain assets and a gain of $1.6 million associated with the sale of certain other assets.

        See Notes 13 for further discussion on gains and losses on sale of and impairment of long-lived assets.

ITEM 9A. Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have carried out, as of December 31, 2003, with the participation of LP's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of LP on a timely basis in order to comply with the company's disclosure obligations under the Act and the SEC rules thereunder.

        There were no changes in LP's internal controls over financial reporting that occurred during the company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, LP's internal control over financial reporting.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information regarding LP's directors is incorporated herein by reference to the material included under the caption "Item 1—Election of Directors" in the definitive proxy statement filed by LP for its 2004 annual meeting of stockholders (the "2004 Proxy Statement"). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement.

        Information regarding each of LP's executive officers as of March 14, 2004, including employment history for the past five years, is set forth below:

Name	Age	Title
Mark A. Suwyn	61	Chairman and Chief Executive Officer
Richard W. Frost	52	Executive Vice President, Commodity Products, Procurement and Engineering
Joseph B. Kastelic	40	Executive Vice President, Specialty Products and Sales
Curtis M. Stevens	51	Executive Vice President, Administration and Chief Financial Officer

        Mark A. Suwyn has been Chairman and Chief Executive Officer since January 1996. Before joining LP, Mr. Suwyn was Executive Vice President of International Paper Company from 1992 through 1995. Mr. Suwyn is also a director of LP.

        Richard W. Frost has been Executive Vice President, Commodity Products, Engineered Wood, Procurement and Engineering since March 2003 and Executive Vice President, OSB, Procurement and Engineering from May 2002 through February 2003. He previously was Vice President, Timberlands and Procurement from 1996 to April 2002. Mr. Frost was Vice President and Operational Manager for S.D. Warren Company from 1992 to 1996.

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

        In January 2004, the Board adopted a Code of Ethics applicable to LP's principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is disclosed at LP's website at www.lpcorp.com.

        In January 2004, the Board adopted revised charters for the Nominating Committee and the Compensation Committee and also adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, each of which is disclosed at LP's website at www.lpcorp.com.

ITEM 11. Executive Compensation

        Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation," "Compensation of Executive Officers," "Retirement Benefits," "Directors' Compensation," and "Agreements with Executive Officers" in the 2004 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Holders of Common Stock" in the 2004 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

        Information regarding management transactions is incorporated herein by reference to the material under the captions "Compensation Committee—Interlocks and Insider Participation" and "Management Loans and Other Transactions" in the 2004 Proxy Statement.

ITEM 14. Principle Accountant Fees and Services

        Information regarding fees and services provided by LP's principal accountant and the LP Audit Committee's pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption "Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2004 Proxy Statement. In January 2004, the Board adopted a revised charter for the Audit Committee which is disclosed at LP's website at www.lpcorp.com.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements and Financial Statement Schedules

        The following financial statements of LP are included in this report:

Consolidated Balance Sheets—December 31, 2003, and 2002.
Consolidated Statements of Income—years ended December 31, 2003, 2002, and 2001.
Consolidated Statements of Cash Flows—years ended December 31, 2003, 2002, 2001.
Consolidated Statements of Stockholders' Equity—years ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Comprehensive Income—years ended December 31, 2003, 2002 and 2001.
Notes to Financial Statements.
Independent Auditors' Report.
Interim Financial Results (unaudited)

        No other financial statement schedules are required to be filed.

B. Reports on Form 8-K

        The following report were filed by LP during the quarter ended December 31, 2003,

Current Report on Form 8-K dated October 22, 2003 reporting certain matters under item 12 thereof.
Current Report on Form 8-K dated October 23, 2003 reporting certain matters under item 2 thereof.
Current Report on Form 8-K dated November 17, 2003, December 4, 2003 and December 17, 2003 reporting certain matters under item 5 thereof.

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

Date: March 8, 2004	LOUISIANA-PACIFIC CORPORATION (Registrant)
/s/ CURTIS M. STEVENS Curtis M. Stevens Executive Vice President, Administration and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 8, 2004	/s/ MARK A. SUWYN Mark A. Suwyn Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)
March 8, 2004	/s/ CURTIS M. STEVENS Curtis M. Stevens Executive Vice President, Administration and Chief Financial Officer (Principle Financial Officer)
March 8, 2004	/s/ RUSSELL S. PATTEE Russell S. Pattee Corporate Controller and Assistant Treasurer (Principle Accounting Officer)
March 8, 2004	/s/ COLIN D.WATSON Colin D.Watson Director
March 8, 2004	/s/ ARCHIE W. DUNHAM Archie W. Dunham Director

March 8, 2004	/s/ PAUL W. HANSEN Paul W. Hansen Director
March 8, 2004	/s/ BRENDA LAUDERBACK Brenda Lauderback Director
March 8, 2004	/s/ DUSTAN E. MCCOY Dustan E. McCoy Director
March 8, 2004	/s/ E. GARY COOK E. Gary Cook Director
March 8, 2004	/s/ DANIEL K. FRIERSON Daniel K. Frierson Director
March 8, 2004	/s/ LEE C. SIMPSON Lee C. Simpson Director

EXHIBIT INDEX

        On written request, Louisiana-Pacific Corporation (LP) will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP's costs of copying such exhibit plus postage. Any such request should be sent to: Louisiana-Pacific Corporation, 805 SW Broadway, Suite 700, Portland, Oregon 97005-3303.

        Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3(a) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
3.2	Bylaws of LP, as amended and restated effective May 9, 2003. Incorporated herein by reference to Exhibit 3.2 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
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
4.2(a)
First Supplemental Indenture, dated as of July 22, 2002, by and between Louisiana-Pacific Canada Ltd. and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.2 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
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
10.1
Credit Agreement, dated November 15, 2001, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(a)
Consent and First Amendment, dated as of December 30, 2001, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1(a) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
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
10.1(d)
Fourth Amendment, dated as of September 27, 2002, among LP, Bank of America, N.A. and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.1(e)
Fifth Amendment, dated February 25, 2003, among LP, Bank of America, N.A. and other financial institutions that are party thereto. Incorporated herein by reference to Exhibit 10.1(e) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.1(f)
Sixth Amendment, dated May 15, 2003, among LP, Bank of America, N.A. and other financial institutions that are party thereto. Incorporated herein by reference to Exhibit 10.1(f) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.1(g)
Seventh Amendment dated June 19, 2003, among LP, Bank of America, N.A. and other financial institutions that are party thereto. Incorporated herein by reference to Exhibit 10.1(g) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.1(h)
Eighth Amendment dated September 3, 2003, among LP, Bank of America, NA and other financial institutions that are party thereto. Incorporated herein by reference to Exhibit 10.1(h) to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2
2001 LP Canada Credit Agreement, dated for reference November 30, 2001, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.2(a)
Waiver and First Amendment, dated as of July 23, 2002, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.7 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.2(b)
Second Amendment to 2001 LP Canada Credit Agreement, dated for reference November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2(b) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.2(f)
Third Amendment to 2001 LP Canada Credit Agreement dated for reference March 14, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated by reference to Exhibit 10.2c to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.2(g)
Fourth Amendment to 2001 LP Canada Credit Agreement dated June 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 (d) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.2(h)
Amended and Restated Credit Agreement dated for reference September 15, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 (e) to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.3
Receivables Sale Agreement, dated as of November 15, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.3(a)
First Amendment to Receivables Sale Agreement, dated as of December 27, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3(a) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.3(b)
Waiver of Credit and Security Agreement and Limited Waiver and Second Amendment to Receivables Sales Agreement, dated as of July 23, 2002, among LP Receivables Corporation, Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation. Incorporated herein by reference to Exhibit 10.5 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.3(c)
Third Amendment to the Receivables Sale Agreement, dated as of April 25, 2003, among LP and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3(c) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4
Credit and Security Agreement, dated as of November 15, 2001, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.4 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.4(a)
Fourth Amendment to Limited Waiver and Amendment to Credit Agreement, dated as of November 13, 2002, among LP Receivables Corporation, LP, Wachovia Bank, N.A. and Blue Ridge Asset Funding Corporation. Incorporated herein by reference to Exhibit 10.3(c) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.4(b)
Second Amendment to the Credit and Security Agreement, dated April 25, 2003, among LP, LP Receivables Corporation, Blue Ridge Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.4(a) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4(c)
Third Amendment to the Credit and Security Agreement, dated November 12, 2003, among LP, LP Receivables Corporation, Blue Ridge Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto.
10.4(d)
Fourth Amendment to the Credit and Security Agreement, dated November 14, 2003, among LP, LP Receivables Corporation, Blue Ridge Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto.
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
10.11	1997 Incentive Stock Award Plan, as restated as of February 25, 2002. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
10.11(a)	Form of Award for Non-Qualified Stock Options*
10.11(b)	Form of Award Agreement for Incentive Shares*
10.12
Annual Cash Incentive Award Plan, as amended and restated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.4 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
10.13
Supplemental Executive Retirement Plan, as amended and restated as of May 1, 2002. | Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*
10.14	Executive Loan Program, as amended and restated November 3, 2001. Incorporated herein by reference to Exhibit 10.21 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*
10.14(a)	Executive Loan Program, as amended and restated March 25, 2003. Incorporated herein by reference to Exhibit 10.21 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*
10.14(b)	Executive Loan Program, as amended and restated July 27, 2003. Incorporated herein by reference to Exhibit 10.14(b) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10.15	2000 Non-Employee Director Restricted Stock Plan, as amended and restated March 1, 2003.*
10.16
Employment Agreement, dated January 2, 1996, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.L to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.16(a)
Amendment to Employment Agreement dated February 1, 2003, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.17(a) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10.17
Restricted Stock Award Agreement, dated January 31, 1996, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.J to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.18
Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.19
Form of Change of Control Employment Agreement between LP and each of Mark A. Suwyn, Curtis M. Stevens, Richard W. Frost, Joseph B. Kastelic, J. Keith Matheney, Michael J. Tull, Walter M. Wirfs, Jeff Duncan, Jr., W. Lee Kuhre and M. Ward Hubbell. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.*
10.20
Purchase and Sale Agreement between LP and ETT Acquisition Company, LLC, dated July 2, 2003. (Schedules and Exhibits to this agreement, which are identified in the Table of Contents thereof, have been omitted. LP hereby agrees to furnish the same supplementally to the SEC upon request by the SEC.) Incorporated herein by reference to Exhibit 10.21 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003. Incorporated herein by reference to Exhibit 10.22 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
21	List of LP's subsidiaries. Incorporated herein by reference to Exhibit 21 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
23	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601 (b)(4)(iii) of Regulation S-K.

QuickLinks

ABOUT FORWARD-LOOKING STATEMENTS
ABOUT THIRD PARTY INFORMATION
PART I
  ITEM 1. Business
Product Information Summary For Years Ended December 31 (Dollar amounts in millions, except per unit)
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets Dollar amounts in millions
Consolidated Balance Sheets (Continued) Dollar amounts in millions, except per share
Consolidated Statements of Income Amounts in millions, except per share
Consolidated Statements of Cash Flows Dollar amounts in millions
Consolidated Statements of Stockholders' Equity Dollar and share amounts in millions, except per share amounts
Consolidated Statements of Comprehensive Income Amounts in millions
Independent Auditors' Report
Interim Financial Results (unaudited)
  ITEM 9A. Disclosure Controls and Procedures
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principle Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX