Form 10-Q
period 2004-03-31
LOUISIANA PACIFIC CORP
filed 2004-05-07
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 108,801,575 shares of Common Stock, $1 par value, outstanding as of April 28, 2004.

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

Item 1.    Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended March 31,
	2004	2003

Net Sales	$695.3	$406.7

OPERATING COSTS AND EXPENSES
Cost of sales	376.6	330.6
Depreciation, amortization and cost of timber harvested	33.3	31.9
Selling and administrative	42.9	36.6
(Gain) loss on sale or impairment of long-lived assets	9.6	(12.5)
Other operating credits and charges, net	6.7	—
Total operating costs and expenses	469.1	386.6

Income from operations	226.2	20.1

NON-OPERATING INCOME (EXPENSE)
Interest expense, net of capitalized interest	(20.0)	(22.9)
Interest income	10.3	7.8
Foreign currency exchange gains (losses)	(0.3)	(1.9)
Gain (loss) on early extinguishment of debt	(40.0)	—
Total non-operating income (expense)	(50.0)	(17.0)

Income before taxes, minority interest, and equity in earnings of unconsolidated affliates	176.2	3.1
Provision for income taxes	64.4	1.1

Equity in earnings of unconsolidated affliates	(0.5)	—

Income from continuing operations before cumulative effect of change in accounting principle	112.3	2.0

DISCONTINUED OPERATIONS
Loss from discontinued operations	(9.5)	(0.9)
Benefit for income taxes	(3.7)	(0.3)
Loss from discontinued operations	(5.8)	(0.6)

Income before cumulative effect of change in accounting principle	106.5	1.4

Cumulative effect of change in accounting principle, net of tax	—	0.1

Net income	$106.5	$1.5

Net income per share of common stock:
Income from continuing operations	$1.04	$0.02
Income from discontinued operations	(0.05)	(0.01)
Cumulative effect of change in accounting principle	—	—
Net Income Per Share - Basic	$0.99	$0.01

Net income per share of common stock:
Income from continuing operations	$1.03	$0.02
Income from discontinued operations	(0.05)	(0.01)
Cumulative effect of change in accounting principle	—	—
Net Income Per Share - Diluted	$0.98	$0.01

Average shares of common stock outstanding (in millions) - Basic	107.6	104.6
- Diluted	109.2	104.6

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$539.1	$925.9
Marketable securities	235.7	—
Receivables, net	198.3	136.1
Inventories	223.1	177.5
Prepaid expenses	6.8	11.1
Deferred income taxes	51.7	51.7
Current assets of discontinued operations	22.3	22.8
Total current assets	1,277.0	1,325.1

Timber and timberlands
Forest licenses intangible assets	81.9	83.3
Deposits and other	12.0	11.5
Total timber and timberlands	93.9	94.8

Property, plant and equipment, at cost	1,792.4	1,778.3
Accumulated depreciation	(1,014.1)	(988.1)
Net property, plant and equipment	778.3	790.2
Goodwill	276.7	276.7
Other intangible assets, net of amortization	27.0	26.6
Notes receivable from asset sales	403.8	403.8
Restricted cash	111.1	110.7
Other assets	114.1	121.2
Long-term assets of discontinued operations	38.5	55.3
Total assets	$3,120.4	$3,204.4

LIABILITIES AND EQUITY
Current portion of long-term debt	$9.2	$8.3
Accounts payable and accrued liabilities	244.3	251.3
Current portion of contingency reserves	49.0	43.0
Total current liabilities	302.5	302.6

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	431.4	624.2
Total long-term debt, excluding current portion	827.9	1,020.7

Contingency reserves, excluding current portion	50.1	55.6
Deferred income taxes	423.8	407.7
Other long-term liabilities	76.1	106.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	116.9	116.9
Additional paid-in capital	425.4	442.3
Retained earnings	1,119.3	1,018.1
Treasury stock	(151.6)	(195.2)
Accumulated comprehensive loss	(70.0)	(71.2)
Total stockholders’ equity	1,440.0	1,310.9
Total liabilities and equity	$3,120.4	$3,204.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106.5	$1.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	34.3	35.6
(Gain) loss on sale or impairment on long-lived assets	21.7	(19.8)
Other operating charges and credits	3.0	—
Loss on early extingushment of debt	40.0	—
Exchange loss on remeasurement	(1.5)	5.8
Cash settlement of contingencies	(4.3)	(5.4)
Cumulative effect of change in accounting principle	—	(0.1)
Pension payments	(32.4)	(9.7)
Other adjustments	8.4	5.6
Increase in receivables	(56.9)	(42.5)
Increase in inventories	(45.1)	(16.5)
Decrease in prepaid expenses	4.3	4.2
Decrease in accounts payable and accrued liabilities	(8.2)	(7.3)
Increase in deferred taxes	16.6	—
Net cash provided by (used in) operating activities	86.4	(48.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(28.3)	(11.4)
Proceeds from timber & timberland sales, net	—	25.5
Proceeds from asset sales	3.7	29.1
Increase in restricted cash from asset sales	—	(36.1)
Increase in short term investments	(235.4)	—
Other investing activities, net	(1.1)	(1.1)
Net cash provided by (used in) investing activities	(261.1)	6.0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	4.0
Repayment of long-term debt	(228.1)	(31.6)
Sale of common stock under equity plans	22.7	—
Payment of cash dividend	(5.3)	—
Increase in restricted cash under LOCs	(1.4)	—
Other financing activities, net	—	(0.3)
Net cash used in financing activities	(212.1)	(27.9)

EFFECT OF EXCHANGE RATE ON CASH:	—	0.5

Net decrease in cash and cash equivalents	(386.8)	(70.0)
Cash and cash equivalents at beginning of period	925.9	137.3

Cash and cash equivalents at end of period	$539.1	$67.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2004	2003

Net income	$106.5	$1.5

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	—	(0.1)
Unrealized gain (loss) on marketable securities	0.3	—
Minimum pension liability adjustments	—	0.1
Unrealized gain on derivative instruments	0.9	1.0
Other comprehensive income, net of tax	1.2	1.0

Comprehensive income	$107.7	$2.5

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net and (gain) loss on sale or impairment of long lived assets referred to in Notes 11 and 12) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities which were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and incentive shares) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Quarter Ended March 31,
Dollar and share amounts in millions, except per share amounts	2004	2003

Numerator:
Income attributed to common shares:
Income from continuing operations	$112.3	$2.0
Income (loss) from discontinued operations	(5.8)	(0.6)
Cumulative effect of change in accounting principle	—	0.1
Net income	$106.5	$1.5

Denominator:
Basic - weighted average common shares outstanding	107.6	104.6
Dilutive effect of employee stock plans	1.6	—
Diluted shares outstanding	109.2	104.6

Basic earnings per share:
Income from continuing operations	$1.04	$0.02
Income (loss) from discontinued operations	(0.05)	(0.01)
Effect of change in accounting principle	—	—
Net income per share	$0.99	$0.01

Diluted earnings per share:
Income from continuing operations	$1.03	$0.02
Income (loss) from discontinued operations	(0.05)	(0.01)
Effect of change in accounting principle	—	—
Net income per share	$0.98	$0.01

Stock options to purchase approximately 0.2 million shares at March 31, 2004 and 5.9 million shares at March 31, 2003 were considered anti-dilutive or not in-the-money for purpose of LP’s earnings per share calculation.

NOTE 4 – STOCK-BASED COMPENSATION

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 10 of the Notes to the financial statements included in Item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of LP’s stock plans. The following table illustrates the effect on net income per share as if LP had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended March 31,
Dollars amounts in millions, except per share amounts	2004	2003

Net income, as reported	$106.5	$1.5
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	1.3	0.5

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)	(1.2)
Pro forma net income	$105.7	$0.8

Net income per share—basic, as reported	$0.99	$0.01
Net income per share— diluted, as reported	$0.98	$0.01

Net income per share—basic, proforma	$0.98	$0.01
Net income per share— diluted, proforma	$0.97	$0.01

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

Dollar amounts in millions

	March 31, 2004	December 31, 2003

Logs	$61.5	$39.7
Other raw materials	28.6	23.4
Finished products	124.3	105.7
Supplies	12.8	12.8
LIFO reserve	(4.1)	(4.1)
Total	$223.1	$177.5

Inventory included in current assets of discontinued operations
Logs	$5.5	$9.6
Other raw materials	2.7	3.6
Finished products	13.3	11.3
Supplies	1.9	2.0
LIFO reserve	(1.1)	(3.7)
Total	$22.3	$22.8

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

NOTE 7 – INTANGIBLE ASSETS

LP has recorded intangible assets (other than goodwill) in its Consolidated Balance Sheets, as follows:

Dollar amounts in millions

	March 31, 2004	December 31, 2003
Forest licenses (recorded as part of Timber and timberlands)	$81.9	$83.3

Forest licenses (recorded as part of Long-term assets of discontinued operations)	5.9	9.3

Goodwill associated with equity investment in GreenFiber	16.6	16.6
SFAS No. 87 pension intangible asset	7.8	7.4
Other intangible assets	2.6	2.6
	27.0	26.6

Total intangible assets	$114.8	$119.2

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of the acquisitions). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the original life of the license. Activity during the first three months of 2004 was as follows:

Dollar amounts in millions	OSB	Engineered Wood Products	Other	Total
Balance as of December 31, 2003	$74.2	$5.5	$3.6	$83.3

Amortization during the quarter	(1.1)	(0.3)	—	(1.4)

Balance as of March 31, 2004	$73.1	$5.2	$3.6	$81.9

Annual estimated amortization for each of the next five years is $4.8 million per year.

NOTE 8 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses, and included such businesses as discontinued operations. In 2003, LP announced further divestures of most of its remaining lumber mills as well as an interior hardboard panel operation. In 2004, LP announced that it intended to also sell its cedar lumber operation in British Columbia, Canada.  At March 31, 2004, LP has three lumber operations and an interior hardboard panel operation classified as discontinued.

Sales and income (loss) for these businesses are as follows:

	Quarter ended March 31,
Dollar amounts in millions	2004	2003

Sales	$56.4	$109.6

Income (loss) from discontinued operations	$(9.5)	$(0.9)

Included in income (loss) from discontinued operations for the quarter ended March 31, 2004 is income of $2.6 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

In the first quarter of 2003, LP recorded a gain of $7.5 million on the sale of various assets previously held for sale and a loss of $0.5 million related to severance charges.

In the first quarter of 2004, LP recorded a loss of $9.9 million associated with impairment charges on assets held for sale including associated intangible timber rights. Additionally, LP recorded a loss of $2.1 million on the sale of a lumber facility in Idaho, a loss of $0.2 million related to severance charges and a loss of $0.4 million a timber contract associated with previously sold or close facilities.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 are as follows:

Dollar amounts in millions	March 31, 2004	December 31, 2003

Inventories	$22.3	$22.8

Timber and timberlands	6.4	12.6

Property, plant and equipment	69.5	87.3
Accumulated depreciation	(37.4)	(44.6)
Net, property, plant and equipment	32.1	42.7

Total long-term assets of discontinued operations	38.5	55.3

Total assets of discontinued operations	$60.8	$78.1

NOTE 9 – INCOME TAXES

The preparation of interim financial statements requires the estimation of LP’s effective income tax rates based on estimated annual amounts of taxable income and expenses by income component for the year. This rate is applied to year-to-date income or loss at the end of each quarter. For the three months ended March 31, 2004, the primary differences between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars and a significant portion of income estimated to be taxable in foreign jurisdictions at lower tax rates.

The components and associated estimated effective income tax rates applied to each period are as follows:

	Quarter Ended March 31,
	2004		2003
Dollar amounts in millions	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$64.4	37%	$1.1	35%
Discontinued operations	(3.7)	39%	(0.3)	39%
	$60.7	36%	$0.8	36%

NOTE 10 – MARKETABLE SECURITIES

LP’s marketable securities are classified as available-for-sale as defined by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are stated at estimated fair value. Unrealized gains and losses, net of tax, on these securities are reported as a separate component of accumulated comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses are recorded within the statements of income under the caption other income or expense. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments consist primarily of commercial paper and certificates of deposit.

NOTE 11 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter ended March 31 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2004	2003

Reductions to environmental contingency reserves	$1.7	$—
Charges associated with corporate relocation	(1.7)	—
Increase in litigation reserves	(6.0)
Other	(0.7)	—
	$(6.7)	$—

In the first quarter of 2004, LP recorded a gain of $1.7 million associated with a reduction in its estimate of required environmental reserves at its former Alaska operations, a charge of  $1.7 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee, a charge of $6.0 million for the increase in litigation reserves due to an adverse court ruling and other items.

NOTE 12 –GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of  “Gain (loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the quarter ended March 31 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2004	2003

Gain on sales of timber	$—	$12.5
Gain on other long-lived assets	0.1	—
Impairment charges on long-term assets	(9.7)	—
	$(9.6)	$12.5

In the first quarter of 2003, LP recorded a gain of $12.5 million associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan.

In the first quarter of 2004, LP recorded a loss of $9.7 million associated with cancellation of a capital project to build a veneer mill in British Columbia and a gain of $0.1 million associated with the sale of other assets.

NOTE 13 – LEGAL AND ENVIRONMENTAL MATTERS

The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption “Legal Proceedings” is incorporated herein by reference.

NOTE 14 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES

In June of 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for LP beginning January 1, 2003. As part of this implementation, LP recognized a gain of $0.2 million (before taxes). This change was primarily associated with the treatment of the monitoring costs on closed landfills and timber reforestation obligations associated with LP’s timber licenses in Canada.

NOTE 15 – SELECTED SEGMENT DATA

Operating Results:

	Quarter Ended March 31,
Dollar amounts in millions	2004	2003	% change

Net sales:
OSB	$455.3	$194.5	134
Composite Wood Products	104.1	88.7	17
Plastic Building Products	53.3	42.6	25
Engineered Wood Products	77.9	60.1	30
Other	8.5	24.7	(66)
Less: Intersegment sales	(3.8)	(3.9)	(3)
	$695.3	$406.7	71

Operating profit (loss):
OSB	$254.1	$16.6	1431
Composite Wood Products	14.1	9.1	55
Plastic Building Products	2.7	3.0	(10)
Engineered Wood Products	(1.1)	(1.0)	(10)
Other	(1.3)	3.2	(141)
Other operating credits and charges, net	(0.7)	—	—
Gain (loss) on sale or impairment of long-lived assets	(9.6)	12.5	(177)
General corporate and other expenses, net	(26.0)	(23.3)	(12)
Foreign currency exchange gain (loss)	(0.3)	(1.9)	84
Gain (loss) on early debt extinguishment	(40.0)	—	—
Interest income (expense), net	(9.7)	(15.1)	36
Income before taxes, minority interest and equity in earnings of unconsolidated subsidiaries	$182.2	$3.1	5777

NOTE 16 – POTENTIAL IMPAIRMENTS

LP continues to review several mills for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for the products deteriorate to levels significantly below cycle average pricing or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

LP also reviews from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, its strategic plan and other relevant circumstances. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, LP may be required to record impairment charges in connection with decisions to dispose of assets.

As part of the sale of the Samoa, California pulp mill to Samoa Pacific Cellulose LLC, there are several contingent liabilities, primarily concerning environmental remediation, associated with these operations that, under certain circumstances, could become LP’s liabilities. LP has not fully recorded an accrual for these liabilities, as it does not believe payment is likely to occur.

LP’s Canadian subsidiaries have arrangements with the Canadian provincial governments which give these subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber sale system. This will not affect LP’s softwood timber licenses associated with our OSB facilities in BC; however, it will affect our timber allocations associated with our LVL, plywood and cedar operations in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, we are unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements, including roads and bridges.

As part of the acquisition of the assets of Evans Forest Products in 1999, LP allocated a portion of the purchase price to these timber licenses based upon the present value of the difference between the cost of the timber under licenses and the timber purchased on the open market as of the date of acquisition. As a result of the change in the enacted timber license structure and integral relationship between these licenses and the acquired operations, LP will be required to complete an impairment test, once the compensation referred to above has been determined, on these operations to determine what, if any, impairment is required.

NOTE 17 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions that we operate. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	March 31, 2004	December 31, 2003

Environmental reserves	$14.9	$17.9
OSB siding reserves	16.1	16.7
Hardboard siding reserves	41.9	43.7
Other	26.2	20.3
Total contingencies	99.1	98.6
Current portion contingencies	(49.0)	(43.0)
Long-term portion contingencies	$50.1	$55.6

OSB and Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with products manufactured which were the subjects of nationwide class action lawsuits. These settlement agreements relate to a nationwide class action suit involving OSB Siding manufactured by LP and installed prior to January 1, 1996 and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 and were approved by the applicable courts in 1996 and 2000, respectively.  LP continues to have payment and other obligations under the nationwide OSB and hardboard siding settlements.  These settlements are discussed in detail in the Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 18 - EARLY DEBT EXTINGUISHMENT

During the first quarter ended March 31, 2004, LP repurchased $190.6 million of its publicly traded debt obligations ($186.8 million of the 10.875% Subordinated Notes and $3.8 million of the 8.5% Senior Notes). In connection with the repurchase, LP recorded a charge of $40 million to reflect the premiums paid and certain transaction costs.

NOTE 19 – DEFINED BENEFIT PENSION PLANS

The follow table sets forth the net periodic pension cost for our U.S. defined benefit pension plans during the first quarters of 2004 and 2003 included the following components:

	Quarter Ended
Dollar amounts in millions	March 31, 2004	March 31, 2003

Sevice cost	$2.4	$2.4
Interest cost	3.1	3.4
Expected return on plan assets	(3.5)	(3.5)
Amortization of prior service cost and transition assets	0.2	0.3
Recognized net actuarial loss	1.4	1.1
Net periodic pension cost	$3.6	$3.7

Through March 31, 2004, LP recognized $4.3 of pension expense for all of LP’s defined benefit plans. We anticipate recording an additional $12.7 million of pension expense in the remainder of 2004 for a total of $17 million.

Through March 31, 2004, LP made $32.4 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates contributing an additional $3.6 million to fund our pension plans in the remainder of 2004 for a total of $36 million.

NOTE 20 - RECENT ACCOUNTING PROUNCEMENTS

LP adopted FASB issued Interpretation No. 46 (FIN46), Consolidation of Variable Interest Entities at December 31, 2003. This interpretation requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities that are not consolidated.

Item 2.                                     Management’s Discussion and Analysis

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.  We also market and sell our products in light industrial and commercial construction, have a modest export business for some of our specialty building products, and operate a facility in Chile.

To serve these markets, we operate in four segments:  Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for more than 65% of sales during the first quarter of 2004 and more than 45% in the first quarter of 2003.

During the first quarter of 2004, compared to the first quarter of 2003, we saw significant improvement in our operating results primarily driven by the strength of OSB pricing, as well as the continued market penetration of our exterior siding products.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  During the first quarter of 2004, OSB prices reached record levels driven by product demand outstripping the industry’s ability to supply the product.  This imbalance was caused by increased housing starts, which created more demand, coupled with limited new capacity coming on line and low inventory in the distribution channels.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Presented in Note 1 of Notes to financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003 is a discussion of our significant accounting policies.  While it is important to review and understand all of these policies when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $5.2 million higher if the LIFO inventories were valued at average cost as of March 31, 2004.

Property, plant and equipment.  We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Stock options. We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or net loss would have been greater. For the first quarter of 2004, had we recorded this compensation expense, our net income would have been lower by $0.8 million.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods.  These judgments are primarily related to the assumptions used to arrive at various estimates.  For 2004, these significant accounting estimates and judgments include:

Legal Contingencies.  Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. In making judgments and assumptions regarding legal contingencies for ongoing class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates, information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date and the experience of third parties who have been subject to product-related claims judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2004, we excluded from our estimates $6.3 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.  Commencing January 1, 2003, liabilities associated with closing, capping and monitoring landfills are accounted for as asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2004, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign, capital and net operating loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Pension Plans.  Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP.  We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions.  The amount of the additional minimum pension liability, recorded in Accumulated Comprehensive Loss on our consolidated balance sheet, is based on an annual comparison of the accumulated benefit obligation to the market value of plan assets on our most recent valuation date of October 31, 2003.  See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 9 of the Notes to the financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003

RESULTS OF OPERATIONS

Our net income for the first quarter of 2004 was $106.5 million, or $0.98 per diluted share, on sales of $695.3 million, compared to the first quarter 2003 net income of $1.5 million, or $0.01 per diluted share, on sales of $406.7 million. For the first quarter of 2004, income from continuing operations was $112.3 million, or $1.03 per diluted share compared to income from continuing operations of $2.0 million, or $0.02 per diluted share for the first quarter of 2003.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises other products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	2004	2003	Change
Net sales	$455.3	$194.5	134%
Operating profits	$254.1	$16.6	1431%
Depreciation, amortization and cost of timber harvested	$20.9	$18.7

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 are as follows:

	Quarter Ended March 31, 2004 versus 2003
	Average Net Selling Price	Unit Shipments

Commodity OSB	114%	10%

OSB prices increased significantly for the first quarter of 2004 as compared to the corresponding period of 2003 due to continued strong market demand. The above change in average net selling price compares net selling price including freight between periods. Excluding freight from the calculation, average net selling prices increased 129% from the prior period. Additionally, limited additional industry capacity has been put into service over the last year. The increase in price accounted for an increase in net sales and operating profits of approximately $220 million.

Compared to the first quarter of 2003, the primary factor for increased operating profits was the significant increase in sales prices, which was partially offset by an increase in operating costs of 10% for the quarter. The increase in operating costs at the mills was primarily due to higher wood, resin and energy costs.  Approximately half of our cost increases was related to the strengthened Canadian dollar compared to first quarter of 2003 as our operating results at our Canadian OSB mills were negatively affected due to increased Canadian dollar denominated costs when translated into US dollars. Approximately 40% of our OSB segment costs are denominated in Canadian dollars.

COMPOSITE WOOD PRODUCTS

Our composite wood products segment produces and markets wood siding and related accessories, specialty hardboard products and specialty OSB.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended March 31,
	2004	2003	Change
Net sales	$104.1	$88.7	17%
Operating profits	$14.1	$9.1	55%
Depreciation, amortization and cost of timber harvested	$4.3	$4.0

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2004	2003	Change
OSB-based exterior products	$59.3	$52.7	13%
Hardboard siding	38.2	32.2	19%
Chile	6.6	3.8	74%
Total	$104.1	$88.7	17%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 are as follows:

	Quarter Ended March 31, 2004 versus 2003
	Average Net Selling Price	Unit Shipments

OSB-based exterior products	1%	32%
Commodity OSB	114%	(92)%
Hardboard	1%	16%

For the first quarter of 2004, sales volume continued to increase over the comparable period in the prior year in our OSB-based exterior products due to increased market penetration and brand awareness. Volumes also increased in our hardboard siding and doorskin business due to the addition of several new customers as one of our competitors exited the business. Sales prices in the OSB-based exterior products and hardboard remained relatively flat over the comparable period.

During the first quarter of both 2004 and 2003, two of our specialty OSB facilities also produced commodity OSB. The commodity OSB volume declined significantly during the first quarter of 2004 due to the increase in market demand for OSB-based exterior products. See the discussion in OSB above related to changes in commodity OSB pricing.

Overall, the improvement in operating results for our composite wood products segment for the first quarter of 2004 compared to the same period in the prior year was primarily due to increased volumes in both OSB-based exterior products and hardboard siding, which was slightly offset by increases in operating costs including higher wood, resin and energy costs.

PLASTIC BUILDING PRODUCTS

Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	2004	2003	Change
Net sales	$53.3	$42.6	25%
Operating profits	$2.7	$3.0	-10%

Depreciation, amortization and cost of timber harvested	$2.0	$1.7

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2004	2003	Change
Vinyl siding	$23.1	$19.5	18%
Decking	19.2	13.3	44%
Mouldings	11.0	9.8	12%
Total	$53.3	$42.6	25%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 are as follows:

	Quarter Ended March 31 2004 versus 2003
	Average Net Selling Price	Unit Shipments

Vinyl siding	10%	7%
Decking	9%	33%
Mouldings	(1)%	14%

In our vinyl siding business, sales prices increased for the first quarter of 2004 as compared to the same period in the prior year due partially to an increase in sales of our premium siding product (168% increase in the quarter) and a general price increase to offset a portion of the higher cost of the primary raw material.

In our mouldings product line, we saw an increase in unit shipments for the quarter as compared to the same period in the prior year due to increased retail activity in the home centers.  Sales prices declined slightly for the first quarter of 2004 due to competitive pricing pressure.

Operating results for our composite decking business declined for the first quarter of 2004 over the comparable period in the prior year primarily due to increased product costs. We implemented sales prices increases in the later portion of 2003 for all our decking products in an effort to partially offsetting increasing raw material costs.  Our sales and production volumes increased significantly as a result of continued marketing efforts to gain new customers.

The results of operations in this segment declined slightly for the first quarter of 2004 as compared to the same period of the prior year due to increased resin costs, the primary raw material for many of the products in this segment, increased energy costs and the impact of the strengthened Canadian dollar. Additionally, marketing costs increase as we continue to expand our presence in these markets.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	2004	2003	Change
Net sales	$77.9	$60.1	30%
Operating profits (losses)	$(1.1)	$(1.0)	-10%

Depreciation, amortization and cost of timber harvested	$3.6	$3.0

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2004	2003	Change
LVL	$33.8	$23.7	43%
I-Joist	32.2	25.7	25%
Other	11.9	10.7	11%
Total	$77.9	$60.1	30%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 are as follows:

	Quarter Ended March 31 2004 versus 2003
	Average Net Selling Price	Unit Shipments

LVL	5%	37%
I-Joists	4%	22%

During the first quarter of 2004, we continued to grow our engineered wood products segment.  We saw significant growth in both LVL and I-Joist sales with the addition of several new distributors and expanded presence with large production builders.  Sales prices increased during the first quarter of 2004 as we instituted general price increases to offset the higher raw material costs. Our focus continues to be on relentless reductions in costs, better geographic manufacturing and distribution, and maintaining customer relationships.  In addition to focusing on maximizing the potential of our existing facilities, we continue to look for alliance opportunities.

The results of operations of our EWP segment declined primarily due to increases in raw material costs (primarily veneer, OSB and lumber) as well as the impact of the strengthened Canadian dollar. The price increase partially offset the impact of higher costs.

OTHER PRODUCTS

Our other products category includes sales associated with lumber sales offices, timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. Sales were significantly lower, with lower operating profits for the first quarter of 2004 as compared to the same period of 2003. The reduction in sales was primarily attributable to the divesture of most of our lumber facilities. Additionally, sales and profits of logs sold to third parties from our timberlands declined significantly with the sale of our remaining fee timberlands in October of 2003.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2004 as compared to 2003, general corporate expenses increased 12%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increases in the first quarter of 2004 were primarily related to stock compensation accruals due to improved operating and stock performance, higher insurance costs and increased marketing spending.

INTEREST, NET

Interest expense in the first quarter of 2004 was lower than the comparable period in 2003 due to lower interest rates on variable debt and a lower average amount of debt outstanding. Interest income in the first quarter of 2004 was higher than the comparable period in 2003 due to the significantly increased cash and cash equivalent and investment balances.

DISCONTINUED OPERATIONS

Included in discontinued operations for the first quarter of 2004 and 2003 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the first quarter of 2004, these operations include three lumber mills and an interior hardboard operation. For the first quarter of 2003, these operations included our lumber and industrial panels mills, interior hardboard operations and a distribution facility.

Included in the operating losses of discontinued operations for the first quarter of 2004, are a charge of $9.9 million to reduce the book value associated with assets held for sale to the estimated sales price; a charge of $2.1 million on the sale of a lumber facility in Idaho and a charge of $0.4 million on long-term timber contracts associated with previously closed or sold facilities. Additionally, during the first quarter of 2004, we recognized $2.6 million in income associated with the liquidation of certain LIFO inventories due to the reduced log inventories at sites to be sold or closed.

Included in operating losses of discontinued operations for the first quarter of 2003, are gains of $7.5 million on the sale of various assets previously held for sale and a loss of $0.5 million related to severance charges.

INCOME TAXES

Income (loss) before taxes for the quarter ended March 31, 2004 and 2003 were as follows:

	Quarter Ended March 31,
	2004	2003
Continuing operations	$176.7	$3.1
Discontinued operations	(9.5)	(0.9)
Cumulative effect of change in accounting principle	—	0.1
	167.2	2.3
Total tax provision (benefit)	60.7	0.8
Net income (loss)	$106.5	$1.5

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. The primary difference between differences between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars and a significant portion of income estimated to be taxable in foreign jurisdictions at lower tax rates. The components and associated estimated effective income tax rates applied to the first quarter of 2004 and 2003 are as follows:

	Quarter Ended March 31,
	2004		2003
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$64.4	37%	$1.1	35%
Discontinued operations	(3.7)	39%	(0.3)	39%
	$60.7	36%	$0.8	35%

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

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003)”.  See Note 9 of the notes to the financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003.  We estimate that our defined benefit pension expense for 2004 will be approximately $17 million.  That estimate assumes that we have no curtailment or settlement expenses in 2004.  If a curtailment or settlement does occur in 2004, this estimate may change significantly.  We estimate that we will contribute approximately $36 million to these plans in 2004.  As of March 31, 2004, we had contributed approximately $32 million to these plans. At December 31, 2003, we had an unrecognized loss of $92 million associated with our defined benefit pension plan.  The amortization of this unrecognized loss will account for approximately 40% of our 2004 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2003, Note 16 to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 12 of Item 8 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2004	December 31, 2003
Requests for claims	33,100	31,700
Completed claims received	20,000	18,800
Completed claims pending	2,500	2,700
Claims dismissed	5,400	5,300
Claims settled	12,100	10,800

The average payment amount for settled claims as of March 31, 2004 and December 31, 2003 was approximately $1,400 and $1,400. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

During the first quarter of 2004, we generated $86 million of cash from operating activities compared to a use of $49 million in the first quarter of 2003. The increase in cash provided by operations in the first quarter of 2004 was primarily a result of improved operating results in our OSB business. This was offset by an increase in payments to our pension plans as well as an increase in working capital above the increase in the first quarter of 2003.

We paid out $4 million in the first quarter of 2004 as compared to $5 million in the same period of 2003 related to litigation settlements.

INVESTING ACTIVITIES

During the first quarter of 2004, we used approximately $261 million in cash in investing activities. We used approximately $235 million to purchase investments with maturities in excess of 90 days to increase the returns on our short-term investments. Capital expenditures for property, plant and equipment increased for the first quarter of 2004 to $28 million and were primarily used for capital projects to reduce production costs and increase capacity in certain OSB facilities, purchase a research and development facility and expansion of our decking production capacities.

Net cash provided by investing activities was $6.0 million in the first three months of 2003. Capital expenditures for property, plant and equipment in the first three months of 2003 and related primarily to non-discretionary capital projects and capital required for our joint venture for an I-Joist facility in Eastern Canada. In addition, LP received, in the first quarter of 2003, proceeds of approximately $25.5 million from the sale of timberlands and $29.1 million on the sales of other assets. Under the terms of our prior revolving credit agreement, the net after-tax proceeds of these sales ($36 million) was required to be deposited in a restricted cash account.

Capital expenditures for 2004 are expected to be about $135 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills as well as expansion projects in our decking and siding operations. Additionally, we expect to invest $35-40 million in our joint venture project with Canfor Corporation (previously Slocan Forest Products) to construct and operate an OSB mill in British Columbia, Canada (of which at March 31, 2004 the joint venture had committed $51 million, of which LP’s portion is $25.5 million, to purchase equipment).

FINANCING ACTIVITIES

In the first quarter of 2004, net cash used in financing activities was $212 million as compared to $28 million in the first quarter of 2003. In the first quarter of 2004, we repaid $228 million of our long-term debt. These payments included a premium on the early extinguishment of the Senior and Subordinated notes of approximately $40 million. Additionally, we generated $23 million in proceeds from the sale of common stock under our various equity compensation plans and paid a cash dividend of $5.3 million.

In the first quarter of 2003, we repaid $32 million in long-term debt and increased the borrowings under our revolving credit facility by $4 million. During 2003, we converted our secured revolving credit facility into a secured letter of credit facility.  Benefits from the conversion included the elimination of $187 million of unneeded committed borrowing capacity (and the obligation to pay related fees), a $37 million reduction in cash collateral and a more favorable rate for letters of credit (which are cash collateralized under the facility).

FINANCING OBLIGATIONS

Our secured U.S. letter of credit facility, which expires in February 2005, provides for up to $125 million of letters of credit to be outstanding at any time and requires us to pledge cash as security for our reimbursement obligations under the facility in an amount equal to 110% of the face amount of the letters of credit outstanding.  At March 31, 2004, $92 million of letters of credit were outstanding under this facility ($102 million in restricted cash as of March 31, 2004).

We also have a $10 million (Canadian) letter of credit facility under which $3 million (Canadian) of letters of credit were outstanding at March 31, 2004. Our ability to obtain letters of credit under this facility ends in January 2005, and the facility expires in January 2006. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 110% of the face amount of the letters of credit outstanding under the facility at any time.

Additionally, we have an accounts receivable securitization facility, which expires in November 2004 that provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility.  At March 31, 2004, we had no borrowings outstanding under this facility.

The following details our current debt ratings as of April 28, 2004:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Ba1	BBB -
Overall Rating	—	BBB - / stable

The indenture under which our senior subordinated notes were issued restricted our ability and our restricted subsidiaries (as defined in the indenture) to, among other things: (1) incur debt; (2) incur liens; (3) make acquisitions; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) enter into sale and leaseback transactions; (7) engage in transactions with affiliates; and (8) pay dividends or engage in stock redemptions.  With our successful repurchase of a majority of these notes, substantially all of the restrictive covenants contained in the indenture were suspended.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $99 million at March 31, 2004, of which $49 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates.

POTENTIAL IMPAIRMENTS

We continue to review several mills for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate to levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

As part of the sale of our Samoa, California pulp mill to Samoa Pacific Cellulose LLC, there are several contingent liabilities, primarily concerning environmental remediation, associated with these operations that, under certain circumstances, could become our liabilities. We have not fully recorded an accrual for these liabilities, as we do not believe payment is likely to occur.

Our Canadian subsidiaries have arrangements with the Canadian provincial governments which give these subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber sale system. This will not affect our softwood timber licenses associated with our OSB facilities in BC; however, it will affect our timber allocations associated with our LVL, plywood and cedar operations in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, we are unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements (including roads and bridges).

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

We have a high degree of product concentration. OSB accounted for more than 65% of our sales during the first quarter of 2004 and 57% of sales during fiscal 2003, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Additionally, during first quarter of 2004 and the later portion of 2003, OSB commodity prices reached record highs and have continued at record levels into the second quarter of 2004. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future. According to the Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 4 billion square feet from 1998 to 2002 on a 3/8-inch equivalent basis and is projected to increase by approximately 6 billion square feet in the 2004 to 2008 period.  RISI has projected that total North American demand for OSB will increase by about 5.8 billion square feet during the same 2004 to 2008 period.  If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins in the foreseeable future.

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

Our operations require substantial capital and our capital resources may not be adequate to provide for all of our cash requirements. Our operations require substantial capital.  Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. The US government has enacted Maximum Achievable Control Technology (MACT). We anticipate, based upon our current facilities, that we will be required to spend between $7 million and $30 million over the next several years to comply with these regulations. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance.  The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow.  Based on our current operations, we believe our cash flow from operations and other capital resources will be adequate to meet our operating needs, capital expenditures and other cash requirements for the foreseeable future.  However, we cannot assure you that our capital resources will be adequate for these purposes.  If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2004, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have entered into foreign exchange contracts in the past to manage a portion of the foreign currency rate risk associated with certain of our indebtedness, we historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

As of March 31, 2004, we had $927 (Canadian) million in intercompany debt between our US and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of US dollars. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into US dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each  $.01 change in the exchange rate, our annual tax expense (benefit) changes by $3.6 million.

Our OSB products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. OSB accounted for over 65% of our sales in the first quarter of 2004. With an annual capacity of 5.8 billion square feet (3/8” basis) or 5.0 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.0 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2004, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of LP on a timely basis in order to comply with the company’s disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in LP’s internal controls over financial reporting that occurred during the company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, LP’s internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

	Quarter Ended March 31,
	2004	2003

Oriented strand board, million square feet 3/8” basis	1,364	1,232

Oriented strand board, million square feet 3/8” basis (produced at wood-based siding mills)	5	57

Wood-based siding, million square feet 3/8” basis	260	207

Engineered I-Joist, million lineal feet	22	21

Laminated veneer lumber (LVL), thousand cubic feet	2,835	2,204

Composite Decking, thousand lineal feet	6,681	7,982

Vinyl Siding, squares	702	555

(1) Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003 1st Qtr. Avg.	176
2004 1st Qtr. Avg.	428

Source:  Random Lengths

PART II -OTHER INFORMATION

Item 1.           Legal Proceedings.

Certain environmental matters and legal proceedings involving us are discussed below. Additional environmental matters and legal proceedings involving us are discussed in Item 7, Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2003.

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

Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s’ of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action referred to above permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement.  Lester’s has appealed this injunction to the Ninth Circuit Court of Appeals.  Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. We believe that the judgment is erroneous in significant respects and filed a Notice of Appeal in the Minnesota State Court of Appeals. On February 17, 2004, the Minnesota State Court of Appeals affirmed the judgment entered by the trial court.  We filed a Petition for Review with the Minnesota State Supreme Court.  On April 28, 2004, the Minnesota State Supreme Court denied our petition for review and the trial court’s judgment will become final.  Based upon the information currently available, we believe that any liability related to this case is adequately provided for in the financial statements and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Nature Guard Cement Shakes Matters

We were named in four putative class actions filed in California and one putative class action filed in the state of Washington:  Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001;  Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001;  Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001;  Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001.  The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court.  The coordinated case was assigned to the Superior Court for Stanislaus County, California.  On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases.  The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint.  As a result, the separate actions filed by those individuals were dismissed. On November 5, 2002, the court granted plaintiffs’ Motion for Class Certification.  The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing.  The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members. The Court dismissed plaintiffs’ claims for breach of implied warranty and violation of the Consumer Legal

Remedies Act. Plaintiffs subsequently filed an Amended Complaint to reintroduce the Consumer Legal Remedies Act claim by naming an additional plaintiff representative, Stephen Redmond.  The Court allowed the amendment and despite our motion and appeal to remove the claim under California’s Consumer Legal Remedies Act, that claim remains in the case.

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

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 14 of the Notes to financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K.

(a)                           Exhibits

4.1                         Fourth Supplemental Trust Indenture dated as of March 25, 2004 between LP and J.P. Morgan Trust Company, National Association.

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

(b)                          Reports on Form 8-K

The following reports were filed by LP during the quarter ended March 31, 2004,

Current Report on Form 8-K dated February 5, 2004 reporting certain matters under items 5 and 12 thereof.

Current Report on Form 8-K dated March 4, 2004 reporting certain matters under item 12 thereof.

Current Report on Form 8-K dated March 15, 2004 and March 26, 2004 reporting certain matters under item 5 thereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: May 7, 2004	BY:	MARK A. SUWYN
Mark A. Suwyn
Chairman and Chief Executive Officer

Date: May 7, 2004	BY:	CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)