Form 10-Q
period 2004-06-30
LOUISIANA-PACIFIC CORP
filed 2004-08-06
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004

Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

414 Union Street, Suite 2000, Nashville, TN 37219-1700

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (615) 986-5600

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 109,277,939 shares of Common Stock, $1 par value, outstanding as of July 28, 2004.

Except as otherwise specified and unless the context otherwise requires, references to “LP”, the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS

Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by us with the Securities and Exchange Commission (“the Commission”) may contain, forward-looking statements.  These statements are or will be based upon the beliefs and assumptions of, and on information available to, our management.

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

Item 1.             Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	$825.3	$473.0	$1,520.6	$879.7

OPERATING COSTS AND EXPENSES
Cost of sales	447.2	371.6	823.8	702.2
Depreciation, amortization and cost of timber harvested	32.2	31.6	65.5	63.5
Selling and administrative	42.3	39.9	85.2	76.5
(Gain) loss on sale or impairment of long-lived assets	0.2	(29.2)	9.8	(41.7)
Other operating credits and charges, net	2.4	25.4	9.1	25.4
Total operating costs and expenses	524.3	439.3	993.4	825.9

Income from operations	301.0	33.7	527.2	53.8

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	1.4	0.2	1.1	(1.7)
Loss on early extinguishment of debt	(1.3)	—	(41.3)	—
Interest expense	(15.4)	(22.3)	(35.4)	(45.2)
Interest income	9.0	8.0	19.3	15.8
Total non-operating income (expense)	(6.3)	(14.1)	(56.3)	(31.1)

Income before taxes, minority interest, and equity in earnings of unconsolidated affliates	294.7	19.6	470.9	22.7
Provision for income taxes	106.2	10.1	170.6	11.2

Equity in (income) loss of unconsolidated affliates	(0.8)	0.4	(1.3)	0.4

Income from continuing operations before cumulative effect of change in accounting principle	189.3	9.1	301.6	11.1

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	5.1	(42.6)	(4.4)	(43.5)
Provision (benefit) for income taxes	2.0	(16.3)	(1.7)	(16.6)
Income (loss) from discontinued operations	3.1	(26.3)	(2.7)	(26.9)

Income (loss) before cumulative effect of change in accounting principle	192.4	(17.2)	298.9	(15.8)

Cumulative effect of change in accounting principle, net of tax		—	—	0.1

Net income (loss)	$192.4	$(17.2)	$298.9	$(15.7)

Net income (loss) per share of common stock:
Income from continuing operations	$1.74	$0.09	$2.80	$0.11
Income (loss) from discontinued operations	0.03	(0.25)	(0.03)	(0.26)
Cumulative effect of change in accounting principle	—	—	—	—
Net Income (Loss) Per Share - Basic	$1.77	$(0.16)	$2.77	$(0.15)

Net income (loss) per share of common stock:
Income from continuing operations	$1.72	$0.09	$2.76	$0.11
Income (loss) from discontinued operations	0.03	(0.25)	(0.03)	(0.26)
Cumulative effect of change in accounting principle	—	—	—	—
Net Income (Loss) Per Share - Diluted	$1.75	$(0.16)	$2.73	$(0.15)

Average shares of common stock outstanding (in millions) • Basic	109.0	104.6	107.9	104.6
• Diluted	110.2	105.1	109.3	104.9

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$917.0	$925.9
Short term investments	113.3	—
Receivables, net	168.9	136.2
Inventories	187.3	177.5
Prepaid expenses	14.8	11.1
Deferred income taxes	42.1	51.7
Current assets of discontinued operations	14.6	22.8
Total current assets	1,458.0	1,325.2
Timber and timberlands
Forest licenses	81.4	83.3
Deposits and other	11.7	11.5
Total timber and timberlands	93.1	94.8

Property, plant and equipment, at cost	1,790.1	1,778.3
Accumulated depreciation	(1,017.5)	(988.2)
Net property, plant and equipment	772.6	790.1
Goodwill	276.7	276.7
Other intangible assets, net of amortization	27.1	26.6
Notes receivable from asset sales	403.9	403.9
Long-term investments	33.5	—
Restricted cash	81.7	110.7
Other assets	120.1	121.1
Long-term assets of discontinued operations	33.3	55.3
Total assets	$3,300.0	$3,204.4

LIABILITIES AND EQUITY
Current portion of long-term debt	$9.3	$8.3
Accounts payable and accrued liabilities	226.6	251.3
Current portion of contingency reserves	27.0	43.0
Total current liabilities	262.9	302.6

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	423.6	624.2
Total long-term debt, excluding current portion	820.1	1,020.7

Contingency reserves, excluding current portion	46.7	55.6
Other long-term liabilities	78.6	106.9
Deferred income taxes	463.3	407.7

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	423.6	442.3
Retained earnings	1,303.6	1,018.1
Treasury stock	(142.8)	(195.2)
Accumulated comprehensive loss	(72.9)	(71.2)
Total stockholders’ equity	1,628.4	1,310.9
Total liabilities and equity	$3,300.0	$3,204.4

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$298.9	$(15.7)
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation, amortization and cost of timber harvested	67.0	69.9
(Gain) loss on sale or impairment on long-lived assets	20.6	(24.8)
Loss on early debt extinguishment	41.3	—
Exchange loss on remeasurement	(2.4)	10.0
Increase in contingency reserves	4.6	8.4
Cash settlement of contingencies	(29.4)	(8.0)
Cumulative effect of change in accounting principle	—	(0.1)
Pension payments	(33.0)	(16.1)
Pension expense	8.5	8.1
Other adjustments	0.9	40.4
Increase in receivables	(27.8)	(33.9)
Increase (decrease) in inventories	(1.5)	23.7
Increase in prepaid expenses	(3.7)	(3.4)
Decrease in accounts payable and accrued liabilities	(20.7)	(1.8)
Increase (decrease) in deferred income taxes	66.3	(9.4)
Net cash provided by operating activities	389.6	47.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(55.4)	(25.9)
Proceeds from timber & timberland sales, net	—	54.1
Proceeds from asset sales	12.1	30.2
Investment in joint ventures	(6.7)	(1.6)
Increase in restricted cash from asset sales	—	(46.0)
Increase in investments	(147.1)	—
Return of capital from unconsolidated subsidiary	—	29.1
Other investing activities, net	(0.5)	(2.2)
Net cash provided by (used in) investing activities	(197.6)	37.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facilities	(1.5)	(30.0)
Repayment of long-term debt	(244.9)	(37.1)
Sale of common stock under equity plans	29.6	—
Payment of cash dividends	(13.4)	—
Decrease in restricted cash under LOCs	29.1	—
Other financing activities, net	0.2	1.5
Net cash used in financing activities	(200.9)	(65.6)

EFFECT OF EXCHANGE RATE ON CASH:	—	1.3

Net increase in cash and cash equivalents	(8.9)	20.7
Cash and cash equivalents at beginning of period	925.9	137.3

Cash and cash equivalents at end of period	$917.0	$158.0

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

			Paid in Capital	Retained Earnings			Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount

Balance, December 31, 2003	116.9	$116.9	$442.3	$1,018.1	10.5	$(195.2)	$(71.2)	$1,310.9

Net income	—	—	—	298.9	—	—	—	298.9
Issuance of shares for employee stock plans and other purposes	—	—	(18.7)	—	(2.8)	52.4	—	33.7
Dividends	—	—	—	(13.4)	—	—	—	(13.4)
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)

Balance, June 30, 2004	116.9	$116.9	$423.6	$1,303.6	7.7	$(142.8)	$(72.9)	$1,628.4

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Income (Loss)	$192.4	$(17.2)	$298.9	$(15.7)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1.7)	0.8	(1.7)	0.7
Unrealized gains (loss) on marketable securities	(0.5)	—	(0.2)	(11.2)
Minimum pension liabilities	—	(11.2)	—	0.6
Unrealized gain (loss) on derivative instruments	(0.7)	(0.4)	0.2	0.1
Other comprehensive income (loss), net of tax	(2.9)	(10.8)	(1.7)	(9.8)

Comprehensive income (loss), net of tax	$189.5	$(28.0)	$297.2	$(25.5)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net and (gain) loss on sale or impairment of long-lived assets referred to in Notes 9 and 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Month Ended June 30,
	2004	2003	2004	2003

Numerator:
Income attributed to common shares:
Income from continuing operations	$189.3	$9.1	$301.6	$11.1
Income (loss) from discontinued operations	3.1	(26.3)	(2.7)	(26.9)
Cumulative effect of change in accounting principle	—	—	—	0.1
Net income (loss)	$192.4	$(17.2)	$298.9	$(15.7)

Denominator:
Basic - weighted average common shares outstanding	109.0	104.6	107.9	104.6
Dilutive effect of employee stock plans	1.2	—	1.4	—
Diluted shares outstanding	110.2	104.6	109.3	104.6

Basic earnings per share:
Income from continuing operations	$1.74	$0.09	$2.80	$0.11
Income (loss) from discontinued operations	0.03	(0.25)	(0.03)	(0.26)
Effect of change in accounting principle	—	—	—	—
Net income (loss) per share	$1.77	$(0.16)	$2.77	$(0.15)

Diluted earnings per share:
Income from continuing operations	$1.72	$0.09	$2.76	$0.11
Income (loss) from discontinued operations	0.03	(0.25)	(0.03)	(0.26)
Effect of change in accounting principle	—	—	—	—
Net income (loss) per share	$1.75	$(0.16)	$2.73	$(0.15)

Stock options to purchase approximately 0.2 million shares at June 30, 2004 and 5.9 million shares at June 30, 2003 were considered anti-dilutive or not in-the-money for purpose of LP’s earnings per share calculation.

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

Dollars amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$192.4	$(17.2)	$298.9	$(15.7)
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	0.8	0.7	2.1	1.1

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(1.5)	(3.7)	(2.7)
Pro forma net income	$191.6	$(18.0)	$297.3	$(17.3)

Net income per share—basic, as reported	$1.77	$(0.16)	$2.77	$(0.15)
Net income per share— diluted, as reported	$1.75	$(0.16)	$2.73	$(0.15)

Net income per share—basic, proforma	$1.76	$(0.17)	$2.76	$(0.17)
Net income per share— diluted, proforma	$1.74	$(0.17)	$2.72	$(0.17)

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

Dollar amounts in millions	June 30, 2004	December 31, 2003

Logs	$32.6	$39.7
Other raw materials	32.5	23.4
Finished products	115.9	105.7
Supplies	10.4	12.8
LIFO reserve	(4.1)	(4.1)
Total	$187.3	$177.5

Inventory included in current assets of discontinued operations
Logs	$8.7	$9.6
Other raw materials	—	3.6
Finished products	5.8	11.3
Supplies	0.1	2.0
LIFO reserve	—	(3.7)
Total	$14.6	$22.8

The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining LIFO inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is recognized over the remainder of the year, except that the LIFO inventory reserve associated with divested operations is adjusted as of the date of the divestiture.

NOTE 6 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses, and included such businesses as discontinued operations. In 2003, LP announced further divestures of most of its remaining lumber mills as well as an interior hardboard panel operation. In 2004, LP announced that it intended to also sell its cedar lumber operation in British Columbia, Canada.  At June 30, 2004, LP had two lumber operations classified as discontinued.

Sales and income (loss) for these businesses are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2004	2003	2004	2003

Sales	$40.9	$94.0	$97.3	$203.4

Income (loss) from discontinued operations, net of tax	$3.1	$(26.3)	$(2.7)	$(26.9)

Included in income (loss) from discontinued operations for the six months ended June 30, 2004 is income of $3.7 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

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

In the first quarter of 2004, LP recorded a loss of $9.9 million associated with impairment charges on assets held for sale including associated intangible timber rights. Additionally, LP recorded a loss of $2.1 million on the sale of a lumber facility in Montana, a loss of $0.2 million related to severance charges and a loss of $0.4 million a timber contract associated with previously sold or closed facilities.

In the second quarter of 2004, LP recorded a gain of $1.3 million associated with the settlement of a contingency regarding the sale of a lumber facility in Idaho.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 are as follows:

Dollar amounts in millions	June 30, 2004	December 31, 2003

Inventories	$14.6	$22.8

Timber and timberlands	6.7	12.6

Property, plant and equipment	53.4	87.3
Accumulated depreciation	(26.8)	(44.6)
Net, property, plant and equipment	26.6	42.7

Total long-term assets of discontinued operations	33.3	55.3

Total assets of discontinued operations	$47.9	$78.1

NOTE 7 – INCOME TAXES

 The preparation of interim financial statements requires the estimation of LP’s effective income tax rates based on estimated annual amounts of taxable income and expenses by income component for the year. This rate is applied to year-to-date income or loss at the end of each quarter. For the six months ended June 30, 2004, the primary differences between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relate to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars and a significant portion of income estimated to be taxable in foreign jurisdictions (primarily Canada) at lower tax rates.

The components and associated estimated effective income tax rates applied to the six-month period are as follows:

	Six Months Ended June 30,
	2004		2003
Dollar amounts in millions	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$170.6	36%	$11.2	50%
Discontinued operations	(1.7)	39%	(16.6)	38%
	$168.9	36%	$(5.4)	26%

NOTE 8 – INVESTMENTS

LP’s marketable securities are classified as available-for-sale as defined by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are stated at estimated fair value. Unrealized gains and losses, net of tax, on these securities are reported as a separate component of accumulated comprehensive loss in shareholders’ equity until realized. Realized gains and losses are recorded within the statements of income under the caption “interest income” or “interest expense”. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments consist primarily of commercial paper and certificates of deposit.

NOTE 9 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarter and six months ended June 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2004	2003	2004	2003

Change in environmental contingency reserves	$—	$(2.7)	$1.7	$(2.7)
Charges associated with corporate relocation	(2.4)	—	(4.4)	—
Additions to product related contingency reserves	—	(6.7)	—	(6.7)
Increase in litigation reserves	—	—	(6.0)	—
Loss related to assets and liabilities transferred under contractual arrangement	—	(16.0)	—	(16.0)
Other	—	—	(0.4)	—
	$(2.4)	$(25.4)	$(9.1)	$(25.4)

In the second quarter of 2003, LP recorded a loss of $16.0 million related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific Cellulose, LLC (see Footnote 18 of the Notes to the financial statements include in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion); a loss of $6.7 million from increases in product related contingency reserves associated with the nationwide siding class action settlement and a loss of $2.7 million associated with an increase in environmental reserves at our Ketchikan Pulp Company operations.

In the first quarter of 2004, LP recorded a gain of $1.7 million associated with a reduction in its estimate of required environmental reserves at its former Alaska operations, a charge of  $2.0 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee, and a charge of $6.0 million for the increase in litigation reserves due to an adverse court ruling and other items.

In the second quarter of 2004, LP recorded a charge of $2.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

NOTE 10 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of  “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements of Income for the quarter and six months ended June 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2004	2003	2004	2003

Gain on sales of timber	$—	$29.3	$—	$41.8
Loss on other long-lived assets	(0.2)	(0.1)	(0.1)	(0.1)
Impairment charges on long-term assets	—	—	(9.7)	—
	$(0.2)	$29.2	$(9.8)	$41.7

In the first quarter of 2003, LP recorded a gain of $12.5 million associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan.

In the second quarter of 2003, LP recorded a gain of $29.3 million associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan.

In the first quarter of 2004, LP recorded a loss of $9.7 million associated with cancellation of a capital project to build a veneer mill in British Columbia.

NOTE 11 – LEGAL AND ENVIRONMENTAL MATTERS

The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption “Legal Proceedings” is incorporated herein by reference.

NOTE 12 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

NOTE 13 – SELECTED SEGMENT DATA

Operating Results:

	Quarter Ended June 30,			Six Months Ended June 30,
Dollar amounts in millions	2004	2003	% change	2004	2003	% change

Net sales:
OSB	$531.0	$229.2	132	$986.4	$423.7	133
Composite Wood Products	119.4	100.8	18	223.4	189.5	18
Plastic Building Products	62.1	57.6	8	115.5	100.2	15
Engineered Wood Products	103.0	69.6	48	180.8	129.7	39
Other	10.5	23.3	(55)	19.0	48.0	(60)
Less: Intersegment sales	(0.7)	(7.5)	(91)	(4.5)	(11.4)	(61)
	$825.3	$473.0	74	$1,520.6	$879.7	73

Operating profit (loss):
OSB	$308.7	$34.6	792	$562.8	$51.2	999
Composite Wood Products	19.2	11.5	67	33.4	20.6	62
Plastic Building Products	3.0	6.5	(54)	5.6	9.5	(41)
Engineered Wood Products	0.1	0.2	(50)	(1.0)	(0.8)	(25)
Other	(0.6)	(1.1)	45	(2.1)	2.1	(200)
Other operating credits and charges, net	(2.4)	(25.4)	91	(9.1)	(25.4)	64
Gain (loss) on sale or impairment of long-lived assets	(0.2)	29.2	(101)	(9.8)	41.7	(124)
General corporate and other expenses, net	(26.8)	(21.8)	(23)	(52.6)	(45.1)	(17)
Foreign currency exchange gain (loss)	1.4	0.2	600	1.1	(1.7)	165
Loss on early debt extinguishment	(1.3)	—	—	(41.3)	—	—
Interest income (expense), net	(6.4)	(14.3)	55	(16.1)	(29.4)	45
Income before taxes, minority interest and equity in earnings of unconsolidated subsidiaries	$294.7	$19.6	1404	$470.9	$22.7	1974

NOTE 14 – POTENTIAL IMPAIRMENTS

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

LP’s Canadian operations have arrangements with the Canadian provincial governments which give them the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber sale system. This will not affect LP’s softwood timber licenses associated with our OSB facilities in BC; however, it will affect our timber allocations associated with our LVL, plywood and cedar operations in BC. Although this legislation has been enacted, the regulations that will establish the new timber pricing system and basis for the 20% timber license reduction have not yet been published. As a result, we are unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements, including roads and bridges.

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

NOTE 15 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	June 30, 2004	December 31, 2003

Environmental reserves	$14.3	$17.9
OSB siding reserves	16.0	16.7
Hardboard siding reserves	39.9	43.7
Other	3.5	20.3
Total contingency reserves	73.7	98.6
Current portion of contingency reserves	(27.0)	(43.0)
Long-term portion of contingency reserves	$46.7	$55.6

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

NOTE 16 - EARLY DEBT EXTINGUISHMENT

During the first six months of 2004, LP repurchased $197.4 million of its publicly traded debt obligations ($193.6 million of the 10.875% Subordinated Notes and $3.8 million of the 8.5% Senior Notes). In connection with the repurchase, LP recorded a charge of $41 million to reflect the premiums paid and certain transaction costs.

NOTE 17 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for our defined benefit pension plans during the second quarter and six-month period ended June 30, 2004 and 2003. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2004	2003	2004	2003

Service cost	$1.7	$2.4	$4.1	$4.8
Interest cost	2.6	3.4	5.8	6.8
Expected return on plan assets	(2.8)	(3.5)	(6.3)	(7.0)
Amortization of prior service cost and transition assets	0.2	0.3	0.4	0.6
Recognized net actuarial loss	1.1	1.1	2.5	2.1
Net periodic pension cost	$2.8	$3.7	$6.5	$7.3

Through June 30, 2004, LP recognized $6.5 of pension expense for all of LP’s defined benefit plans. We anticipate recording an additional $5.5 million of pension expense in the remainder of 2004 for a total of $12 million.

Through June 30, 2004, LP made $33 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates contributing an additional $3 million to fund our pension plans in the remainder of 2004 for a total of $36 million.

NOTE 18 - RECENT ACCOUNTING PROUNCEMENTS

LP adopted FASB issued Interpretation No. 46 (FIN46), “Consolidation of Variable Interest Entities” at December 31, 2003. This interpretation requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in variable interest entities that are not consolidated.

NOTE 19 - GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Footnote 19 of the Notes to the financial statements include in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of LP’s guarantees and indemnifications.

Additionally,  LP provides warranties on product sales. The reserves for these warranties are determined by applying the provisions of SFAS No. 5, “Accounting for Contingencies”. The activity in warranty reserves for the first six months of 2004 is summarized in the following table.

Dollar amounts in millions

Balance as of December 31, 2003	$20.8
Accrued to expense during first six months	3.5
Payments made	(4.9)

Balance as of June 30, 2004	19.4
Current portion	(7.0)
Long term portion	$12.4

The current portion of the warranty reserve is included in the caption accounts payable and accrued liabilities on LP’s balance sheet and the long-term portion is included in the caption other long-term liabilities.

Item 2.             Management’s Discussion and Analysis

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.  We also market and sell our products in light industrial and commercial construction, have a modest export business for some of our specialty building products, and operate a facility in Chile.

To serve these markets, we operate in four segments:  Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for almost 65% of sales during the first six months of 2004 and more than 45% in the first six months of 2003.

During both the second quarter and six months ended June 30, 2004, compared to the comparable periods of 2003, we saw significant improvement in our operating results primarily driven by the strength of OSB pricing, as well as the continued market penetration of our exterior siding products.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  During the first six months of 2004, OSB prices reached record levels driven by product demand outstripping the industry’s ability to supply the product. This imbalance was caused by increased housing starts, which created more demand, coupled with limited new capacity coming on line and low inventory in the distribution channels. Although OSB prices declined significantly during the second quarter, they remained above prior year averages at June 30, 2004.

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

Inventory valuation.  We use the LIFO (last-in, first-out) method for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $4.1 million higher if the LIFO inventories were valued at average cost as of June 30, 2004.

Property, plant and equipment.  We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life, generally ten years.

Stock options. We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or net loss would have been greater. For the first six months of 2004, had we recorded this compensation expense, our net income would have been lower by $1.6 million.

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

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2004, we excluded from our estimates $6.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

Impairment of Long-Lived Assets.  We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S., requires us to make judgments, assumptions and estimates.  In general, on assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2004, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign, capital and net operating loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

Our net income for the second quarter of 2004 was $192 million, or $1.75 per diluted share, on sales of $825 million, compared to the second quarter 2003 net loss of $17 million, or $0.16 per diluted share, on sales of $473 million. For the second quarter of 2004, income from continuing operations was $189 million, or $1.72 per diluted share compared to income from continuing operations of $9 million, or $0.09 per diluted share for the second quarter of 2003.

Our net income for the six months ended June 30, 2004 was $299 million, or $2.73 per diluted share, on sales of $1.5 billion, compared to the six months ended June 30, 2003 net loss of $16 million, or $0.15 per diluted share, on sales of $880 million. For the six months ended June 30, 2004, income from continuing operations was $302 million, or $2.76 per diluted share compared to income from continuing operations of $11.0 million, or $0.11 per diluted share for the six months ended June 30, 2003.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises other products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended June 30,			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Net sales	$531	$229	132%	$986	$424	133%
Operating profits	$309	$35	783%	$563	$51	1004%
Depreciation, amortization and cost of timber harvested	$20	$17		$41	$36

 Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003 are as follows:

	Quarter Ended June 30, 2004 versus 2003		Six Months Ended June 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Commodity OSB	107%	10%	154%	8%

OSB prices were significantly higher for both the second quarter and the six-month period ended June 30, 2004 as compared to the corresponding periods of 2003 due to strong market demand. The above change in average net selling price compares net selling price including freight between periods. Excluding freight from the calculation, average net selling prices for the quarter and the six months ended June 30, 2004 were 111% and 141% higher than the comparable periods of 2003. Higher average selling prices accounted for an increase in net sales and operating profits of approximately $270 million for the second quarter of 2004 and $520 million for the first six months of 2004 compared to the comparable periods of 2003. Increased demand coupled with limited additional industry capacity that has been put into service over the last year drove this price increase.

Compared to both the second quarter and six-month period ended June 30, 2003, the primary factor for increased operating profits was the significant higher average selling prices, which was partially offset by an increase in operating costs of 6% for the quarter and the six-month period ended June 30, 2004. The increase in operating costs at the mills was primarily due to higher wood, resin and energy costs.

COMPOSITE WOOD PRODUCTS

Our composite wood products segment produces and markets wood siding and related accessories and specialty hardboard products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Net sales	$119	$101	18%	$223	$190	17%
Operating profits	$19	$12	58%	$33	$21	57%
Depreciation, amortization and cost of timber harvested	$4	$4		$9	$8

Sales in this segment are broken down as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
OSB-based exterior products(1)	$67	$60	12%	$126	$113	12%
Hardboard products	47	38	24%	85	70	21%
Chile	5	3	67%	12	7	71%
Total	$119	$101	18%	$223	$190	17%

(1) Includes commodity OSB

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003 are as follows:

	Quarter Ended June 30, 2004 versus 2003		Six Months Ended June 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

OSB-based exterior products	2%	31%	2%	32%
Commodity OSB	107%	-98%	154%	-94%
Hardboard products	2%	20%	8%	11%

For both the second quarter and six months ended June 30, 2004, sales volume continued to increase over the comparable periods for the prior year in our OSB-based exterior products due to increased market penetration and brand awareness. Volumes also increased in our hardboard siding and doorskin business due to the addition of several new customers as one of our competitors exited the business. Sales prices in the OSB-based exterior products and hardboard remained relatively flat over the comparable period.

During both the second quarter and six-month period ended June 30, 2004 and 2003, two of our specialty OSB facilities also produced commodity OSB. The commodity OSB volume declined significantly during both the second quarter and six months ended June 30, 2004 due to the increase in market demand for OSB-based exterior products. See the discussion in OSB above related to changes in commodity OSB pricing.

Overall, the improvement in operating results for our composite wood products segment for both the second quarter and the six months ended June 30, 2004 compared to the same period in the prior year was primarily due to increased volumes in both OSB-based exterior products and hardboard siding, which was slightly offset by increases in operating costs including higher wood, resin and energy costs.

PLASTIC BUILDING PRODUCTS

Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended June 30,			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Net sales	$62	$58	7%	$116	$100	16%
Operating profits	$3	$7	(57)%	$6	$10	(40)%
Depreciation, amortization and cost of timber harvested	$2	$2		$4	$4

Sales in this segment are broken down as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Vinyl	$36	$35	3%	$59	$55	7%
Moulding	9	10	(10)%	21	19	11%
Decking	17	13	31%	36	26	38%
Total	$62	$58	7%	$116	$100	16%

 Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003 are as follows:

	Quarter Ended June 30, 2004 versus 2003		Six Months Ended June 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Vinyl	2%	(1)%	12%	2%
Moulding	1%	(7)%	2%	4%
Decking	3%	23%	1%	32%

In our vinyl siding business, sales prices increased for both the second quarter and the six month period ended June 30, 2004 as compared to the same periods in the prior year due partially to an increase in sales of our premium siding product (143% increase in the first six months) and a general price increase to offset a portion of the higher cost of the primary raw material. Unit shipments remained relatively flat.

In our mouldings product line, we saw a decline in the unit shipments for the quarter as compared to the same period. However, due to a very strong first quarter of 2004 in terms of retail activity in the home centers, six month volumes were up 4%.  Sales prices remained relatively flat for both the quarter and six-month period ended June 30, 2004 and 2003.

Operating results for our composite decking business for both the second quarter as well as the six-month period ended June 30, 2004 improved over the comparable periods of 2003. We implemented sales price increases in the later portion of 2003 for all our decking products in an effort to partially offset increasing raw material costs.  Our sales and production volumes increased significantly as a result of continued marketing efforts to gain new customers.

Operating profits for this segment declined significantly for the second quarter and six-month period ended June 30, 2004 as compared to the same periods in the prior year due to increased resin costs, the primary raw material for many of the products in this segment and increased energy costs. Additionally, marketing costs increased as we continued to expand our presence in these markets.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Net sales	$103	$70	47%	$181	$130	39%
Operating profits	$—	$—		$(1)	$(1)	0%
Depreciation, amortization and cost of timber harvested	$4	$3		$7	$6

Sales in this segment are broken down as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
LVL	$42	$29	45%	$76	$52	46%
I-Joist	47	33	42%	80	59	36%
Other	14	8	75%	25	19	32%
Total	$103	$70	47%	$181	$130	39%

 Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003 are as follows:

	Quarter Ended June 30, 2004 versus 2003		Six Months Ended June 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

LVL	8%	37%	7%	27%
I-Joist	12%	31%	7%	33%

During both the second quarter and the six-month period ended June 30, 2004, we continued to grow our EWP segment.  We saw significant growth in both LVL and I-Joist sales with the addition of several new distributors and expanded presence with large production builders.  Sales prices increased during both the second quarter and the six-month period ended June 30, 2004 as we instituted general price increases to partially offset higher raw material costs. Our focus continues to be on reductions in costs, better geographic rationalization in our manufacturing and distribution, and maintaining customer relationships.  In addition to focusing on maximizing the potential of our existing facilities, we continue to look for alliance opportunities.

Despite higher volumes, operating profits for our EWP segment remained relatively flat for both the second quarter and first six months of 2004 as compared to the comparable periods in 2003 primarily due to increases in raw material costs (primarily veneer, OSB and lumber), which were offset by higher selling prices.

OTHER PRODUCTS

Our other products category includes sales associated with lumber sales offices, timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. Sales were significantly lower, with lower operating profits for both the second quarter and six month period ended June 30,

2004 as compared to the same periods of 2003. The reduction in sales was primarily attributable to the divesture of most of our lumber facilities which in prior periods, sales offices associated with this business were included in other products. Additionally, sales and profits of logs sold to third parties from our timberlands declined significantly with the sale of our remaining fee timberlands in October of 2003.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For both the second quarter and six months ended June 30, 2004 as compared to the comparable periods of 2003, general corporate expenses increased. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increases in the second quarter and the first six months ended June 30, 2004 were primarily related to stock compensation accruals due to improved operating performance as well as anticipated higher management bonuses.

INTEREST, NET

Interest expense in the second quarter and first six months of 2004 was lower than the comparable periods in 2003 due to a lower average amount of debt outstanding. Interest income in the second quarter and first six months of 2004 was higher than the comparable period in 2003 due to significantly increased cash and cash equivalent and investment balances.

DISCONTINUED OPERATIONS

Included in discontinued operations for the first six months of 2004 and 2003 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the first six months of 2004, these operations include three lumber mills and an interior hardboard operation. For the first six months of 2003, these operations included our lumber and industrial panels mills, interior hardboard operations and a distribution facility.

Included in the operating profits of discontinued operations for the second quarter of 2004, are a net gain of $1.3 million associated with the sale of land and buildings which was formerly an LP distribution center, the sale of a lumber facility and an interior hardboard operation as well as the settlement of a contingent gain associated with a previously sold facility. Additionally, during the second quarter of 2004, we recognized $1.1 million in income associated with the liquidation of certain LIFO inventories due to the reduced log inventories at sites to be sold or closed.

In addition to the above, during the six month period ended June 30, 2004, we recorded a charge of $9.9 million to reduce the book value associated with assets held for sale to the estimated sales price; a charge of $2.1 million on the sale of a lumber facility in Montana and a charge of $0.4 million on long-term timber contracts associated with previously closed or sold facilities. Additionally, during the first quarter of 2004, we recognized $2.6 million in income associated with the liquidation of certain LIFO inventories due to the reduced log inventories at sites to be sold or closed.

Included in the operating losses of discontinued operations for the second quarter of 2003 are a loss of $2.5 million related to curtailment expense on defined benefit pension plans associated with the expected divestitures; a loss of $15.0 million related to an operating lease of a mill that has been permanently closed; a loss of $1.4 million related to a timber contract associated with a closed mill; and impairment charges of $24.4 million on assets held for sale.

In addition to the above, during the six-month period ended June 30, 2003 we recorded a gain of $7.5 million on the sale of various assets previously held for sale (primarily our Missoula particleboard facility) and a loss of $0.5 million related to severance charges.

INCOME TAXES

Income (loss) before taxes for the periods presented were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Continuing operations	$295.5	$19.2	$472.2	$22.3
Discontinued operations	5.1	(42.6)	(4.4)	(43.5)
Cumulative effect of change in accounting principle	—	—	—	0.1
	300.6	(23.4)	467.8	(21.1)
Total tax provision (benefit)	108.2	(6.2)	168.9	(5.4)
Net income (loss)	$192.4	$(17.2)	$298.9	$(15.7)

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. The primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to the non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars and a significant portion of income estimated to be taxable in foreign jurisdictions at lower tax rates. The components and associated estimated effective income tax rates applied to the first six months of 2004 and 2003 are as follows:

	Six Months Ended June 30,
	2004		2003
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$170.6	36%	$11.2	50%
Discontinued operations	(1.7)	39%	(16.6)	38%
	$168.9	36%	$(5.4)	26%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003. This statement addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires us to record both an initial asset and a liability for the fair value of estimated costs of legal obligations associated with the retirement of long-lived assets. The initial assets are depreciated over the expected useful life of the asset. Upon adoption of this statement, we changed our accounting for landfill closure and monitoring costs, reforestation obligations associated with certain timber licenses in Canada and other assets. Implementation of this standard resulted in income of $0.2 million (or $0.1 million after taxes of $0.1 million) as the fair value of the liabilities as calculated under SFAS No. 143 was lower than previously recorded liabilities. This impact was recorded as a  “cumulative effect of change in accounting principle” as of January 1, 2003.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003)”.  See Note 9 of the notes to the financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003.  We estimate that our defined benefit pension expense for 2004 will be approximately $17 million.  That estimate assumes that we have no curtailment or settlement expenses in 2004.  If a curtailment or settlement does occur in 2004, this estimate may change significantly.  We estimate that we will contribute approximately $36 million to these plans in 2004.  As of June 30, 2004, we had contributed approximately $33 million to these plans. At December 31, 2003, we had an unrecognized loss of $92 million associated with our defined benefit pension plan.  The amortization of this unrecognized loss will account for approximately 40% of our 2004 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2003, Note 15 to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 14 of Item 8 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

Cumulative statistics under hardboard settlements are as follows:

	June 30, 2004	March 31, 2004	December 31, 2003
Requests for claims	34,800	33,100	31,700
Completed claims received	21,700	20,000	18,800
Completed claims pending	2,700	2,500	2,700
Claims dismissed	5,600	5,400	5,300
Claims settled	13,400	12,100	10,800

The average payment amount for settled claims as of June 30, 2004 and December 31, 2003 was approximately $1,400. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

During the first six months of 2004, we generated $390 million of cash from operating activities compared to $47 million in the first six months of 2003. The increase in cash provided by operations in the first six months of 2004 was primarily a result of improved operating results in our OSB business. This was offset by an increase in payments to our pension plans and cash settlements of contingencies as well as an increase in working capital above the increase in the first six months of 2003.

We paid out $29 million in the first six months of 2004 as compared to $8 million in the same period of 2003 related to litigation settlements.

INVESTING ACTIVITIES

During the first six months of 2004, we used approximately $198 million in cash of investing activities. We used approximately $147 million to purchase investments with maturities in excess of 90 days to increase the returns on our short-term and long-term investments. Capital expenditures for property, plant and equipment increased for the first six months of 2004 to $55 million and were primarily used for capital projects to reduce production costs and increase capacity in certain OSB facilities, purchase a research and development facility and expansion of our decking production capacities. Additionally, we invested $7 million in our joint venture with Canfor to construct an OSB facility in British Columbia, Canada.

Net cash provided by investing activities was $38 million in the first six months of 2003. Capital expenditures for property, plant and equipment in the first six months of 2003 was $26 million and related primarily to non-discretionary capital projects and capital required for our joint venture for an I-Joist facility in Eastern Canada. In addition, LP received, in the first six months of 2003, proceeds of approximately $54 million from the sale of timberlands and $30 million on the sales of other assets. Under the terms of our prior revolving credit agreement, the net after-tax proceeds of these sales ($46 million) was required to be deposited in a restricted cash account.

Capital expenditures for 2004 are expected to be about $135 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills as well as expansion projects in our decking and siding operations, including our investment in our joint venture project with Canfor (of which at June 30, 2004 the joint venture had committed $98 million, of which LP’s portion is $49 million, to purchase equipment).

FINANCING ACTIVITIES

In the first six months of 2004, net cash used in financing activities was $201 million as compared to $66 million in the first six months of 2003. In the first six months of 2004, we repaid $245 million of our long-term debt. These payments included a premium on the early extinguishment of senior and subordinated notes of approximately $41 million. Additionally, we generated $30 million in proceeds from the sale of common stock under our various equity compensation plans and paid a cash dividend of $13 million.

In the first six months of 2003, we repaid $67 million of debt. During 2003, we converted our secured revolving credit facility into a secured letter of credit facility.  Benefits from the conversion included the elimination of $187 million of unneeded committed borrowing capacity (and the obligation to pay related fees), a $37 million reduction in cash collateral and a more favorable rate for letters of credit (which are cash collateralized under the facility).

FINANCING OBLIGATIONS

Our secured U.S. letter of credit facility, which expires in February 2005, provides for up to $125 million of letters of credit to be outstanding at any time and requires us to pledge cash as security for our reimbursement obligations under the facility in an amount equal to 110% of the face amount of the letters of credit outstanding.  At June 30, 2004, $68 million of letters of credit were outstanding under this facility ($74 million in restricted cash as of June 30, 2004).

We also have a $10 million (Canadian) letter of credit facility under which $3 million (Canadian) of letters of credit were outstanding at June 30, 2004. Our ability to obtain letters of credit under this facility ends in January 2005, and the facility expires in January 2006. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 110% of the face amount of the letters of credit outstanding under the facility at any time.

Additionally, we have an accounts receivable securitization facility, which expires in November 2004 that provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility.  At June 30, 2004, we had no borrowings outstanding under this facility.

We are currently in the process of renegotiating the U.S. letter credit of facility as well as the accounts receivable securitization facility. We anticipate that these will be renegotiated with similar or improved terms and conditions as compared to the current facilities.

 The following details our current debt ratings as of July 29, 2004:

	Moody’s Investor Service	Standard & Poor’s

Senior Notes	Ba1	BBB -
Overall Rating	—	BBB - / stable

The indenture under which our senior subordinated notes were issued restricted our ability and the ability of our restricted subsidiaries (as defined in the indenture) to, among other things: (1) incur debt; (2) incur liens; (3) make acquisitions; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) enter into sale and leaseback transactions; (7) engage in transactions with affiliates; and (8) pay dividends or engage in stock redemptions.  In connection with our repurchase of a majority of these notes, substantially all of the restrictive covenants contained in the indenture are suspended so long as the company maintains a credit rating of BB- or above with S&P and Ba3 or above with Moody’s, which suspension will become permanent if such credit ratings are maintained for twelve consecutive months from March 25, 2004.

 Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $74 million at June 30, 2004, of which $27 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates.

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

We have a high degree of product concentration. OSB accounted for almost 65% of our sales during the first six months of 2004 and 57% of sales during fiscal 2003, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Additionally, OSB commodity prices reached record highs during the first six months of 2004, but declined during the later part of the second quarter of 2004. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our operations require substantial capital and our capital resources may not be adequate to provide for all of our cash requirements. Our operations require substantial capital.  Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. The U.S. government has enacted regulations related to Maximum Achievable Control Technology (MACT). We anticipate, based upon our current facilities, that we will be required to spend between $7 million and $30 million over the next several years to comply with these regulations. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance.  The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow.  Based on our current operations, we believe our cash flow from operations and other capital resources will be adequate to meet our operating needs, capital expenditures and other cash requirements for the foreseeable future.  However, we cannot assure you that our capital resources will be adequate for these purposes.  If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2004, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

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

As of June 30, 2004, we had $946 (Canadian) million in intercompany debt between our U.S. and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of U.S. dollars. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each  $.01 change in the exchange rate, our annual tax expense (benefit) changes by $3.6 million.

Our OSB products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. OSB accounted for almost 65% of our sales in the first six months of 2004. With an annual capacity of 5.8 billion square feet (3/8” basis) or 5.0 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.0 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2004, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of LP on a timely basis in order to comply with the company’s disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in LP’s internal controls over financial reporting that occurred during the company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, LP’s internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Oriented strand board, million square feet 3/8” basis	1,396	1,240	2,791	2,473

Wood-based siding, million square feet 3/8” basis	254	214	514	420

Engineered I-Joist, million lineal feet	23	21	45	42

Laminated veneer lumber (LVL), thousand cubic feet	3,054	2,551	5,890	4,755

Composite Decking, thousand lineal feet	9,771	8,462	16,452	16,444

Vinyl Siding, squares	701	747	1,403	1,301

(1) Amounts shown above include production that is consumed within LP as well as production that are available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003 1st Qtr. Avg.	176
2003 2nd Qtr. Avg.	218
2004 1st Qtr. Avg.	428
2004 2nd Qtr. Avg.	437

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

Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s’ of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action  permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement.  Lester’s had appealed this injunction to the Ninth Circuit Court of Appeals.  Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. That judgment became final and LP satisfied that judgment during the second quarter of 2004. The enjoined amount was not paid as part of that satisfaction of judgment because the injunction remains in place pending the appeal by Lester’s.  Based upon the information currently available, we believe that any liability related to this case is adequately provided for in the financial statements and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Nature Guard Cement Shakes Matters

We were named in four putative class actions filed in California and one putative class action filed in the state of Washington:  Virginia L. Davis v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on January 9, 2001;  Mahleon R. Oyster and George Sousa v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on July 30, 2001;  Angel H. Jasso and Angela Jasso v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of Stanislaus, on September 7, 2001;  Keith Oguro v. Louisiana-Pacific Corporation, filed in the Superior Court of California, County of San Francisco, on March 12, 2002; and, Nick P. Marassi, M.D. and Debra Marassi v. Louisiana-Pacific Corporation, filed in the Superior Court for the State of Washington, Snohomish County, on June 13, 2001.  The plaintiffs in the Davis, Oyster/Sousa and Jasso cases sought and were granted coordination in California State Court.  The coordinated case was assigned to the Superior Court for Stanislaus County, California.  On April 2, 2002, class counsel filed a Master Complaint captioned as Nature Guard Cement Roofing Shingle Cases.  The plaintiffs in the Davis, Oyster/Sousa, Jasso and Marassi cases as well as a plaintiff from Oregon named Karl E. Von Tagen were named as putative class representatives in the Master Complaint.   As a result, the separate actions filed by those individuals were dismissed. On November 5, 2002, the court granted plaintiffs’ Motion for Class Certification.  The plaintiffs now represent the class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing.  The Master Complaint asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members. The Court dismissed plaintiffs’ claims for breach of implied warranty and violation of the Consumer Legal Remedies Act. Plaintiffs subsequently filed an Amended Complaint to reintroduce the Consumer Legal Remedies Act claim by naming an additional plaintiff representative, Stephen Redmond.  The Court allowed the amendment and, despite our motion and appeal to remove the claim under California’s Consumer Legal Remedies Act, that claim remains in the case.

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

Contingency Reserves

We maintain reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, there is uncertainty of predicting the outcomes of claims and litigation and environmental investigations and remediation efforts that could cause actual costs to vary materially from current estimates. Due to various uncertainties, we cannot predict to what degree, if any, actual payments will materially exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities. LP’s estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of an insurer’s agreement to payment terms.

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 14 of the Notes to financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.           Submission Of Matters To A Vote Of Security Holders

LP held its annual meeting on May 3, 2004, at which the stockholders of LP voted on the following:

The election of three Class II directors for LP with terms expiring at the Annual Meeting of Stockholders in 2007, approval of the 1997 Incentive Stock Award Plan, 2000 Non-employee Director Restricted Stock Plan, 1992 Non-employee Director Stock Option Plan and Performance Goals under Cash Incentive Award Plan, ratification of independent auditors, and shareholder proposals for the separation of Offices of Chairman and CEO and Environmental Matters.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld

Dustan E. McCoy	86,893,500	6,136,579

Lee C. Simpson	53,176,807	39,853,272

Colin D. Watson	85,329,017	7,701,062

2. APPROVAL OF 1997 INCENTIVE STOCK AWARD PLAN

	FOR	AGAINST	ABSTAIN

SHARES	60,046,841	16,677,605	792,002

3. APPROVAL OF 2000 NON-EMPLOYEE DIRECTOR RESTRICTED STOCK PLAN

	FOR	AGAINST	ABSTAIN

SHARES	64,067,666	12,653,849	794,933

4. APPROVAL OF 1992 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

	FOR	AGAINST	ABSTAIN

SHARES	64,611,698	12,108,940	795,810

5. APPROVAL OF PERFORMANCE GOALS UNDER CASH INCENTIVE AWARD PLAN

	FOR	AGAINST	ABSTAIN

SHARES	87,843,570	4,436,389	750,120

6. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN

SHARES	90,549,193	1,838,456	642,430

7. STOCKHOLDER PROPOSAL: SEPARATION OF OFFICES OF CHAIRMAN AND CEO

	FOR	AGAINST	ABSTAIN

SHARES	31,616,562	44,024,997	1,874,889

8.  STOCKHOLDER PROPOSAL: ENVIRONMENTAL MATTERS

	FOR	AGAINST	ABSTAIN

SHARES	6,317,803	62,823,516	8,375,129

Item 6. Exhibits and Reports on Form 8-K.

(a)                           Exhibits

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

(b)                          Reports on Form 8-K

The following reports were filed by LP during the quarter ended June 30, 2004,

Current report on Form 8-K dated April 28,2004 reporting certain matters under item 7 and 12 thereof.

Current report on Form 8-K/A dated April 28, 2004 reporting certain matters under item 7 and 12 thereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: August 6, 2004	BY: MARK A. SUWYN
Mark A. Suwyn
Chairman and Chief Executive Officer

Date: August 6, 2004	BY: CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)