Form 10-Q
period 2004-09-30
LOUISIANA-PACIFIC CORP
filed 2004-11-09
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2004

Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

414 Union Street, Suite 2000, Nashville, TN 37219
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 110,052,745shares of Common Stock, $1 par value, outstanding as of October 31, 2004.

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

•                  changes in tax laws, and interpretations thereof;

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

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Sales	$740.5	$670.7	$2,261.1	$1,550.4

OPERATING COSTS AND EXPENSES
Cost of sales	462.3	399.4	1,286.1	1,101.6
Depreciation, amortization and cost of timber harvested	39.9	33.3	105.4	96.8
Selling and administrative	39.6	42.5	124.8	119.0
(Gain) loss on sale or impairment of long-lived assets	2.7	(22.5)	12.5	(64.2)
Other operating credits and charges, net	15.5	5.7	24.6	31.1
Total operating costs and expenses	560.0	458.4	1,553.4	1,284.3

Income from operations	180.5	212.3	707.7	266.1

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	1.8	0.9	2.9	(0.8)
Loss on early extinguishment of debt	(0.2)	(1.5)	(41.5)	(1.5)
Interest expense	(14.4)	(22.0)	(49.8)	(67.2)
Interest income	11.3	8.1	30.6	23.9
Total non-operating income (expense)	(1.5)	(14.5)	(57.8)	(45.6)

Income before taxes, minority interest, and equity in earnings of unconsolidated affliates	179.0	197.8	649.9	220.5
Provision for income taxes	73.2	88.1	243.8	99.3
Equity in (income) loss of unconsolidated affliates	(0.5)	(0.7)	(1.8)	(0.3)

Income from continuing operations before cumulative effect of change in accounting principle	106.3	110.4	407.9	121.5

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	3.0	22.8	(1.4)	(20.7)
Provision (benefit) for income taxes	1.2	8.7	(0.5)	(7.8)
Income (loss) from discontinued operations	1.8	14.1	(0.9)	(12.9)

Income (loss) before cumulative effect of change in accounting principle	108.1	124.5	407.0	108.6
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.1
Net income (loss)	$108.1	$124.5	$407.0	$108.7

Net income (loss) per share of common stock:
Income from continuing operations	$0.97	$1.05	$3.77	$1.16
Income (loss) from discontinued operations	0.02	0.13	(0.01)	(0.12)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss) per share - basic	$0.99	$1.18	$3.76	$1.04

Net income (loss) per share of common stock:
Income from continuing operations	$0.96	$1.04	$3.72	$1.15
Income (loss) from discontinued operations	0.02	0.13	—	(0.12)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss) per share - diluted	$0.98	$1.17	$3.72	$1.03

Average shares of common stock outstanding (in millions) - basic	109.6	105.1	108.2	105.1
- diluted	110.7	106.3	109.5	105.5

Cash dividends declared per share	$0.075	$—	$0.20	$—

The accompanying notes are an integral part of these unaudited financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$843.1	$925.9
Short term investments	303.6	—
Receivables, net	175.6	136.2
Inventories	197.7	177.5
Prepaid expenses	15.7	11.1
Deferred income taxes	35.3	51.7
Current assets of discontinued operations	11.0	22.8
Total current assets	1,582.0	1,325.2

Timber and timberlands	92.4	94.8

Property, plant and equipment, at cost	1,805.1	1,778.3
Accumulated depreciation	(1,044.0)	(988.2)
Net property, plant and equipment	761.1	790.1

Goodwill	276.7	276.7
Other intangible assets, net of amortization	24.5	26.6
Notes receivable from asset sales	403.9	403.9
Long-term investments	35.4	—
Restricted cash	66.7	110.7
Other assets	128.6	121.1
Long-term assets of discontinued operations	35.2	55.3
Total assets	$3,406.5	$3,204.4

LIABILITIES AND EQUITY
Current portion of long-term debt	$171.1	$8.3
Accounts payable and accrued liabilities	246.9	251.3
Current portion of contingency reserves	15.0	43.0
Total current liabilities	433.0	302.6

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	237.8	624.2
Total long-term debt, excluding current portion	634.3	1,020.7

Contingency reserves, excluding current portion	41.3	55.6
Other long-term liabilities	79.5	106.9
Deferred income taxes	474.2	407.7
Commitments and contingencies
Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	426.3	442.3
Retained earnings	1,403.3	1,018.1
Treasury stock	(130.0)	(195.2)
Accumulated comprehensive loss	(72.3)	(71.2)
Total stockholders’ equity	1,744.2	1,310.9
Total liabilities and equity	$3,406.5	$3,204.4

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$407.0	$108.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	107.0	104.5
Loss (gain) on sale or impairment on long-lived assets	22.7	(46.5)
Loss on early debt extinguishment	41.5	1.5
Exchange (gain) loss on remeasurement	(4.4)	9.4
Other operating charges and credits	14.2	37.7
Increase in contingency reserves	5.1	7.9
Cash settlement of contingencies	(47.6)	(43.7)
Cumulative effect of change in accounting principle	—	0.1
Pension payments	(41.1)	(26.8)
Pension expense	12.2	10.3
Other adjustments	5.5	6.7
Increase in receivables	(35.3)	(62.5)
(Increase) decrease in inventories	(8.3)	22.3
Increase in prepaid expenses	(4.7)	(3.3)
Increase (decrease) in accounts payable and accrued liabilities	(13.6)	21.4
Increase in deferred income taxes	84.3	81.1
Net cash provided by operating activities	544.5	228.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(91.2)	(46.6)
Proceeds from timber & timberland sales, net	—	66.5
Proceeds from asset sales	16.1	31.9
Investment in joint ventures	(12.7)	(1.6)
Decrease in restricted cash from asset sales	—	37.1
Proceeds of sales of investments	185.0	—
Cash paid for purchase of investments	(523.5)	—
Return of capital from unconsolidated subsidiary	—	104.8
Other investing activities, net	(0.2)	(1.8)
Net cash provided by (used in) investing activities	(426.5)	190.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	(4.5)	(31.0)
Repayment of long-term debt	(259.2)	(55.2)
Sale of common stock under equity plans	40.0	9.2
Payment of cash dividends	(21.8)	—
Purchase of treasury shares	(2.0)	—
Decrease (increase) in restricted cash under letters of credit	44.0	(99.4)
Other financing activities, net	0.5	0.6
Net cash used in financing activities	(203.0)	(175.8)

EFFECT OF EXCHANGE RATE ON CASH:	2.2	1.2

Net increase (decrease) in cash and cash equivalents	(82.8)	244.5
Cash and cash equivalents at beginning of period	925.9	137.3

Cash and cash equivalents at end of period	$843.1	$381.8

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

							Accumulated	Total
	Common Stock		Paid in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance, December 31, 2003	116.9	$116.9	$442.3	$1,018.1	10.5	$(195.2)	$(71.2)	$1,310.9

Net income	—	—	—	407.0	—	—	—	407.0
Issuance of shares for employee stock plans and other purposes	—	—	(16.0)	—	(3.6)	67.2	—	51.2
Purchase of treasury stock	—	—	—	—	0.1	(2.0)	—	(2.0)
Dividends	—	—	—	(21.8)	—	—	—	(21.8)
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)

Balance, September 30, 2004	116.9	$116.9	$426.3	$1,403.3	7.0	$(130.0)	$(72.3)	$1,744.2

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income	$108.1	$124.5	$407.0	$108.7

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	0.5	0.7	(1.2)	1.4
Unrealized gains (loss) on marketable securities	0.1	—	(0.1)	—
Minimum pension liabilities	—	0.1	—	(11.1)
Unrealized gain (loss) on derivative instruments	—	0.8	0.2	1.5
Other comprehensive income (loss), net of tax	0.6	1.6	(1.1)	(8.2)

Comprehensive income, net of tax	$108.7	$126.1	$405.9	$100.5

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

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities which were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options and incentive shares) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar and share amounts in millions, except per share amounts	2004	2003	2004	2003

Numerator:
Income attributed to common shares:
Income from continuing operations	$106.3	$110.4	$407.9	$121.5
Income (loss) from discontinued operations	1.8	14.1	(0.9)	(12.9)
Cumulative effect of change in accounting principle	—	—	—	0.1
Net income (loss)	$108.1	$124.5	$407.0	$108.7

Denominator:
Basic - weighted average common shares outstanding	109.6	105.1	108.2	105.1
Dilutive effect of employee stock plans	1.1	1.2	1.3	0.4
Diluted shares outstanding	110.7	106.3	109.5	105.5

Basic earnings per share:
Income from continuing operations	$0.97	$1.05	$3.77	$1.16
Income (loss) from discontinued operations	0.02	0.13	(0.01)	(0.12)
Effect of change in accounting principle	—	—	—	—
Net income (loss) per share	$0.99	$1.18	$3.76	$1.04

Diluted earnings per share:
Income from continuing operations	$0.96	$1.04	$3.72	$1.15
Income (loss) from discontinued operations	0.02	0.13	—	(0.12)
Effect of change in accounting principle	—	—	—	—
Net income (loss) per share	$0.98	$1.17	$3.72	$1.03

Stock options to purchase approximately 0.2 million shares at September 30, 2004 and 2.0 million shares at September 30, 2003 were considered anti-dilutive or not in-the-money for purpose of LP’s earnings per share calculation.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollars amounts in millions, except per share amounts	2004	2003	2004	2003

Net income, as reported	$108.1	$124.5	$407.0	$108.7
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	7.0	1.4	9.2	2.6

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.6)	(2.3)	(10.3)	(5.0)
Pro forma net income	$108.5	$123.6	$405.9	$106.3

Net income per share—basic, as reported	$0.99	$1.18	$3.76	$1.04
Net income per share— diluted, as reported	$0.98	$1.17	$3.72	$1.03

Net income per share—basic, proforma	$0.99	$1.18	$3.75	$1.01
Net income per share— diluted, proforma	$0.98	$1.16	$3.71	$1.01

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

Dollar amounts in millions	September 30, 2004	December 31, 2003

Logs	$42.7	$39.7
Other raw materials	33.1	23.4
Finished products	115.0	105.7
Supplies	11.0	12.8
LIFO reserve	(4.1)	(4.1)
Total	$197.7	$177.5

Inventory included in current assets of discontinued operations
Logs	$6.7	$9.6
Other raw materials	—	3.6
Finished products	4.2	11.3
Supplies	0.1	2.0
LIFO reserve	—	(3.7)
Total	$11.0	$22.8

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

NOTE 6 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses, and included such businesses as discontinued operations. In 2003, LP announced further divestures of most of its remaining lumber mills as well as an interior hardboard panel operation. In 2004, LP announced that it intended to also sell its cedar lumber operation in British Columbia, Canada.  At September 30, 2004, LP had two lumber operations classified as discontinued.

Sales and income (loss) for these businesses are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2004	2003	2004	2003

Sales	$27.2	$87.0	$123.8	$290.9

Income (loss) from discontinued operations, net of tax	$1.8	$14.1	$(0.9)	$(12.9)

Included in income (loss) from discontinued operations for the nine months ended September 30, 2004 is income of $3.7 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

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

In the third quarter of 2003, LP recorded a loss of  $1.7 million related to timber contracts associated with closed or sold mills; a loss of $0.9 million related to severance charges; and a gain of $0.5 million on the sale of various assets previously held for sale.

In the first quarter of 2004, LP recorded a loss of $9.9 million associated with impairment charges on assets held for sale including associated intangible timber rights. Additionally, LP recorded a loss of $2.1 million on the sale of a lumber facility in Montana; a loss of $0.2 million related to severance charges; and a loss of $0.4 million on a timber contract associated with previously sold or closed facilities.

In the second quarter of 2004, LP recorded a gain of $1.3 million associated with the settlement of a contingency regarding the sale of a lumber facility in Idaho.

In the third quarter of 2004, LP recorded a gain of $0.6 million associated with the partial settlement of a contingency related to the sale of a lumber facility in Washington.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 are as follows:

Dollar amounts in millions	September 30, 2004	December 31, 2003

Inventories	$11.0	$22.8

Timber and timberlands	6.8	12.6

Property, plant and equipment	46.6	87.3
Accumulated depreciation	(18.2)	(44.6)
Net, property, plant and equipment	28.4	42.7

Total long-term assets of discontinued operations	35.2	55.3

Total assets of discontinued operations	$46.2	$78.1

NOTE 7 – INCOME TAXES

 The preparation of interim financial statements requires the estimation of LP’s effective income tax rates based on estimated annual amounts of taxable income and expenses by income component for the year. This rate is applied to year-to-date income or loss at the end of each quarter. For both the nine months ended September 30, 2004 and September 30, 2003, the primary differences between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to a significant portion of income estimated to be taxable in foreign jurisdictions (primarily Canada) at lower tax rates offset by a significant non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars

The components and associated estimated effective income tax rates applied to the nine month period are as follows:

	Nine Months Ended September 30,
	2004		2003
Dollar amounts in millions	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$243.8	37%	$99.3	45%
Discontinued operations	(0.5)	36%	(7.8)	38%
	$243.3	37%	$91.5	42%

NOTE 8 – INVESTMENTS

LP’s marketable securities are classified as available-for-sale as defined by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are stated at estimated fair value. Unrealized gains and losses, net of tax, on these securities are reported as a separate component of accumulated comprehensive loss in shareholders’ equity until realized. Realized gains and losses are recorded within the statements of income under the caption “interest income” or “interest expense.” For purposes of computing realized gains and losses, cost is identified on a specific identification basis. Investments consist primarily of commercial paper and certificates of deposit.

NOTE 9 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2004	2003	2004	2003

Change in environmental contingency reserves	$0.4	$—	$2.1	$(2.7)
Charges associated with corporate relocation	(5.1)	—	(9.5)	—
Additions to product related contingency reserves	—	—	—	(6.7)
Increase in litigation reserves	—	—	(6.0)	—
Loss related to assets and liabilities transferred under contractual arrangement	—	—	—	(16.0)
Charges associated with CEO retirement	(10.7)	—	(10.7)	—
Loss on energy contract	—	(5.0)	—	(5.0)
Other	(0.1)	(0.7)	(0.5)	(0.7)
	$(15.5)	$(5.7)	$(24.6)	$(31.1)

In the second quarter of 2003, LP recorded a loss of $16.0 million related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific Cellulose, LLC (see Note 18 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion); a loss of $6.7 million from increases in product related contingency reserves associated with a nationwide siding class action settlement and a loss of $2.7 million associated with an increase in environmental reserves at our former Alaska operations.

In the third quarter of 2003, LP recorded a loss of $5.0 million related to an energy contract associated with Samoa Pacific and a loss of  $0.7 million related to severance recorded as part of the divesture plan.

In the first quarter of 2004, LP recorded a gain of $1.7 million associated with a reduction in its estimate of required environmental reserves at its former Alaska operations; a charge of  $2.0 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee; and a charge of $6.0 million for the increase in litigation reserves due to an adverse court ruling and other items.

In the second quarter of 2004, LP recorded a charge of $2.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the third quarter of 2004, LP recorded a charge of  $5.1 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee; a charge of $10.7 million associated with certain compensation arrangements impacted by the retirement of LP’s former chief executive officer, Mark Suwyn; and a gain of $0.4 million associated with a reduction in environmental reserves related to our former Alaska operations.

NOTE 10 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of  “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2004	2003	2004	2003

Gain on sales of timber	$—	$22.1	$—	$63.9
Gain on other long-lived assets	0.6	0.4	0.5	0.3
Impairment charges on long-term assets	(3.3)	—	(13.0)	—
	$(2.7)	$22.5	$(12.5)	$64.2

In the first quarter of 2003, LP recorded a gain of $12.5 million associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan.

In the second quarter of 2003, LP recorded a gain of $29.3 million associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan.

In the third quarter of 2003, LP recorded a gain of $22.1 million associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan and a gain of $0.4 million associated with the sale of certain other assets.

In the first quarter of 2004, LP recorded an impairment charge of $9.7 million associated with the cancellation of a capital project to build a veneer mill in British Columbia.

In the third quarter of 2004, LP recorded an impairment charge of $2.8 million on a non-operating OSB mill and $0.5 million additional impairment associated with the cancellation of a capital project to build a veneer mill in British Columbia and a gain of $0.6 million associated with the sale of certain other assets.

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

NOTE 13 – SELECTED SEGMENT DATA

Operating Results:

	Quarter Ended September 30,			Nine Months Ended September 30,
Dollar amounts in millions	2004	2003	% change	2004	2003	% change

Net sales:
OSB	$430.2	$402.9	7	$1,416.6	$826.6	71
Composite Wood Products	122.0	121.7	0	345.4	311.2	11
Plastic Building Products	67.2	56.3	19	182.6	156.5	17
Engineered Wood Products	112.4	80.4	40	293.3	210.1	40
Other	12.6	21.8	(42)	31.6	69.8	(55)
Less: Intersegment sales	(3.9)	(12.4)	(69)	(8.5)	(23.8)	(64)
	$740.5	$670.7	10	$2,261.0	$1,550.4	46

Operating profit (loss):
OSB	$198.4	$196.6	1	$761.2	$247.8	207
Composite Wood Products	19.8	23.4	(15)	53.1	44.0	21
Plastic Building Products	2.3	4.0	(43)	7.9	13.5	(41)
Engineered Wood Products	3.0	(0.7)	529	2.0	(1.5)	233
Other	0.8	(1.6)	150	(1.6)	0.5	(420)
Other operating credits and charges, net	(15.5)	(5.7)	(172)	(24.6)	(31.1)	21
Gain (loss) on sale or impairment of long-lived assets	(2.7)	22.5	(112)	(12.5)	64.2	(119)
General corporate and other expenses, net	(25.6)	(26.2)	2	(77.8)	(71.3)	(9)
Foreign currency exchange gain (loss)	1.8	0.9	100	2.9	(0.8)	463
Loss on early debt extinguishment	(0.2)	(1.5)	—	(41.5)	(1.5)	—
Interest income (expense), net	(3.1)	(13.9)	78	(19.2)	(43.3)	56
Income before taxes, minority interest and equity in earnings of unconsolidated subsidiaries	$179.0	$197.8	(10)	$649.9	$220.5	195

NOTE 14 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for the products deteriorate to levels significantly below cycle average pricing or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

LP’s primary Canadian subsidiary has arrangements with the Canadian provincial governments which gives this subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber sale system. This will not affect LP’s timber licenses associated with our OSB facilities in BC; however, it will affect our timber allocations associated with our LVL and plywood operations in BC. Although this legislation has been enacted and the regulations have been finalized that will establish the new timber pricing system and basis for the 20% timber license reduction, we continue to work with the BC government to finalize the implications on LP’s operations. As a result, we are unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements, including roads and bridges.

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

NOTE 15 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2004	December 31, 2003

Environmental reserves	$13.9	$17.9
OSB siding reserves	0.4	16.7
Hardboard siding reserves	38.5	43.7
Other	3.5	20.3
Total contingency reserves	56.3	98.6
Current portion of contingency reserves	(15.0)	(43.0)
Long-term portion of contingency reserves	$41.3	$55.6

OSB and Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with products manufactured which were the subjects of nationwide class action lawsuits. These settlement agreements relate to a nationwide class action suit involving OSB siding manufactured by LP and installed prior to January 1, 1996 and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 and were approved by the applicable courts in 1996 and 2000, respectively.  LP continues to have payment and other obligations under the hardboard siding settlements.  During the third quarter of 2004, LP made the final payment on the OSB siding nationwide class action suit. These settlements are discussed in detail in the Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

Other Contingencies

During the third quarter of 2004, LP received a letter from a law firm purporting to represent a number of people who allegedly experienced non-specified personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998.  The letter is characterized as a “pre-litigation settlement demand” to LP and Pactiv Corporation, from whom we acquired the facility in 1983.  LP is not presently able to quantify our financial exposure, if any, relating to the matters alleged in the letter.  The letter does not specify the amount of compensation sought and, as of the date of this report, LP had not received notice of the commencement of a legal proceeding.

NOTE 16 - EARLY DEBT EXTINGUISHMENT

During the first nine months of 2004, LP repurchased $197.4 million of its publicly traded debt obligations ($193.6 million of the 10.875% Subordinated Notes and $3.8 million of the 8.5% Senior Notes). In connection with these repurchases, LP recorded charges of $42 million to reflect the premiums paid and certain transaction costs.

NOTE 17 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for our defined benefit pension plans during the third quarter and nine month period ended September 30, 2004 and 2003. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2004	2003	2004	2003

Service cost	$3.4	$2.4	$7.5	$7.2
Interest cost	3.2	3.4	9.0	10.2
Expected return on plan assets	(3.5)	(3.5)	(9.8)	(10.5)
Amortization of prior service cost and transition assets	0.4	0.3	0.8	0.9
Recognized net actuarial loss	2.3	1.1	4.8	3.2
Net periodic pension cost	$5.7	$3.7	$12.2	$11.0

Through September 30, 2004, LP recognized $12.2 million of pension expense for all of LP’s defined benefit plans. We anticipate recording an additional $5.8 million of pension expense in the remainder of 2004 for a total of $18 million.

Through September 30, 2004, LP made $40 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates contributing an additional $9 million to fund our pension plans in the remainder of 2004 for a total of $49 million.

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

NOTE 19 - GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 16 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of LP’s guarantees and indemnifications.

Additionally,  LP provides warranties on product sales. The reserves for these warranties are determined by applying the provisions of SFAS No. 5, “Accounting for Contingencies.” The activity in warranty reserves for the first nine months of 2004 is summarized in the following table:

Dollar amounts in millions

Balance as of December 31, 2003	$20.8
Accrued to expense during first nine months	4.2
Payments made	(3.8)

Balance as of September 30, 2004	21.2
Current portion	(7.0)
Long-term portion	$14.2

The current portion of the warranty reserve is included in the caption “accounts payable and accrued liabilities” on LP’s balance sheet and the long-term portion is included in the caption “other long-term liabilities”.

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.  We also market and sell our products in light industrial and commercial construction, have a modest export business for some of our specialty building products, and operate a facility in Chile.

To serve these markets, we operate in four segments:  Oriented Strand Board (OSB), Composite Wood Products, Plastic Building Products, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for almost 63% of sales during the first nine months of 2004 and more than 53% in the first nine months of 2003.

During the nine months ended September 30, 2004, compared to the comparable period of 2003, we saw significant improvement in our operating results primarily driven by the strength of OSB pricing, as well as the continued market penetration of our exterior siding products.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  During the first nine months of 2004, commodity OSB prices reached record levels driven by product demand outstripping the industry’s ability to supply the product. This imbalance was caused by increased housing starts, which created more demand, coupled with limited new capacity coming on line and low inventory in the distribution channels. OSB commodity prices declined significantly during the later portion of the second quarter of 2004.  In the third quarter of 2004, OSB commodity prices increased until late in the third quarter when they again declined.  Following these price fluctuations, average OSB commodity prices for the third quarter of 2004 were slightly lower than for the third quarter of 2003, and for the first nine months of 2004 were significantly higher than for the first nine months of 2003.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in LP’s Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Presented in Note 1 of the Notes to the financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003 is a discussion of our significant accounting policies.  While it is important to review and understand all of these policies when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $4.1 million higher if the LIFO inventories were valued at average cost as of September 30, 2004.

Property, plant and equipment.  We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life, generally ten years.

Stock options. We have chosen to report our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have changed. For the first nine months of 2004, had we recorded this compensation expense, our net income would have decreased by $1.1 million, although for the third quarter of 2004 our net income would have increased by $0.4 million.

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

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2004, we excluded from our estimates $6.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2004, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign, capital and net operating loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

Our net income for the third quarter of 2004 was $108 million, or $0.98 per diluted share, on sales of $741 million, compared to the third quarter 2003 net income of $125 million, or $1.17 per diluted share, on sales of $671 million. For the third quarter of 2004, income from continuing operations was $106 million, or $0.96 per diluted share compared to income from continuing operations of $110 million, or $1.04 per diluted share for the third quarter of 2003.

Our net income for the nine months ended September 30, 2004 was $407 million, or $3.72 per diluted share, on sales of $2.26 billion, compared to the nine months ended September 30, 2003 net income of $109 million, or $1.03 per diluted share, on sales of $1.55 billion. For the nine months ended September 30, 2004, income from continuing operations was $408 million, or $3.72 per diluted share compared to income from continuing operations of $122 million, or $1.15 per diluted share for the nine months ended September 30, 2003.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises other products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended September 30,			Nine Months Ended September 30
	2004	2003	Change	2004	2003	Change
Net sales	$430	$403	7%	$1,417	$827	71%
Operating profits	$198	$197	1%	$761	$248	207%
Depreciation, amortization and cost of timber harvested	$26	$20		$67	$56

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003 are as follows:

	Quarter Ended September 30, 2004 versus 2003		Nine Months Ended September 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Commodity OSB	4%	3%	61%	6%

Average selling prices for OSB were higher for both the third quarter and the nine month period ended September 30, 2004 as compared to the corresponding periods of 2003 due to strong market demand. The above change in average net selling price compares net selling price including freight between periods. Excluding freight from the calculation, average net selling prices for the quarter and the nine months ended September 30, 2004 were 4% and 70% higher than the comparable periods of 2003. Higher average selling prices accounted for an increase in net sales and operating profits of approximately $15 million for the third quarter of 2004 and $504 million for the first nine months of 2004 compared to the comparable periods of 2003. Increased demand coupled with limited additional industry capacity that has been put into service over the last year drove this price increase.

Compared to both the third quarter and nine month period ended September 30, 2003, the primary factor for increased operating profits was the higher average selling prices and volumes, which was fully offset by an increase operating costs for the third quarter (a 14% increase) and partially offset for the nine month period by an increase in operating costs (an 8% increase). The increase in operating costs at the mills was primarily due to higher wood, resin and energy costs.  Additionally, because of the strengthening Canadian dollar, operating costs at our Canadian OSB mills were negatively affected when Canadian dollar denominated costs were translated into US dollars.

COMPOSITE WOOD PRODUCTS

Our composite wood products segment produces and markets wood siding and related accessories and specialty hardboard products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Net sales	$122	$122	0%	$346	$311	11%
Operating profits	$20	$23	-13%	$53	$44	20%
Depreciation, amortization and cost of timber harvested	$4	$4		$13	$13

Sales in this segment are broken down as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
OSB-based exterior products(1)	$68	$79	-14%	$195	$191	2%
Hardboard products	47	39	21%	132	109	21%
Chile	7	4	75%	19	11	73%
Total	$122	$122	0%	$346	$311	11%

(1) Includes commodity OSB products produced at certain facilities in this segment

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003 are as follows:

	Quarter Ended September 30, 2004 versus 2003		Nine Months Ended September 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

OSB-based exterior products	11%	12%	5%	25%
Commodity OSB	4%	-86%	61%	-90%
Hardboard products	10%	8%	8%	11%

For both the third quarter and nine months ended September 30, 2004, sales volume continued to increase over the comparable periods for the prior year in our OSB-based exterior products due to increased market penetration and brand awareness. Volumes also increased in our hardboard siding and doorskin business due to the addition of several new customers as one of our competitors exited the business. Sales prices in the OSB-based exterior products and hardboard showed increases in price due to both changes in product mix as well as general price increases implemented to help offset higher raw material costs in both of these lines of business.

During both the third quarter and nine month period ended September 30, 2004 and 2003, two of our specialty OSB facilities also produced commodity OSB. The commodity OSB volume declined significantly during both the third quarter and nine months ended September 30, 2004 due to the increase in market demand for OSB-based exterior products.

For the quarter ended September 30, 2004 operating results for our composite wood product segment compared to the same period of the prior year showed a slight decline. This decline was driven by the reduction in the commodity OSB volume produced and sold during the third quarter of 2004 compared to 2003. The OSB commodity product had very high margins due to pricing in the third quarters of 2004 and 2003. Increases in operating costs in the OSB-based exterior and hardboard businesses also contributed to lower operating profits. These declines where partially offset by volume and price increases in both the OSB-based and the hardboard product businesses. See the discussion in OSB above related to changes in commodity OSB pricing.

Overall, for the nine months ended September 30, 2004 compared to the same period of the prior year, the improvement in operating results for our composite wood products segment was primarily due to increased volumes in both OSB-based exterior products and hardboard siding and price increases, which were partially offset by increases in operating costs including higher wood, resin and energy costs.

PLASTIC BUILDING PRODUCTS

Our plastic building products segment produces and markets vinyl siding and related accessories, plastic mouldings and composite decking.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended September 30,			Nine Months Ended September 30
	2004	2003	Change	2004	2003	Change
Net sales	$67	$56	20%	$183	$157	17%
Operating profits	$2	$4	(50)%	$8	$14	(43)%
Depreciation, amortization and cost of timber harvested	$2	$2		$6	$6

Sales in this segment are broken down as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Vinyl	$39	$36	8%	$98	$90	9%
Moulding	17	11	55%	54	38	42%
Decking	11	9	22%	31	29	7%
Total	$67	$56	20%	$183	$157	17%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003 are as follows:

	Quarter Ended September 30, 2004 versus 2003		Nine Months Ended September 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Vinyl	0%	4%	5%	3%
Moulding	5%	8%	2%	5%
Decking	5%	73%	3%	43%

In our vinyl siding business, sales prices for the third quarter of 2004 as compared to the same period of the prior year were flat; however, sales prices for the nine month period ended September 30, 2004 as compared to the same periods in the prior year increased partially to a higher proportion of sales of our premium siding product (90% increase in the first nine months) and a general price increase to offset a portion of the higher cost associated with primary raw material. Unit shipments showed a slight increase as we continued to gain additional market share for both the quarter and nine month period ended September 30, 2004.

In our mouldings product line, we continued to see increases in both unit shipments and sales prices for the quarter and the nine month period ended September 30, 2004 as compared to the same periods in the prior year due to continued strength in retail activity in home centers.  Product-specific sales prices remained flat for both the quarter and nine month periods ended September 30, 2004 as compared to the same periods in the prior year, however, due to changes in product mix, we recognized an overall increase.

Operating results for our composite decking business for both the third quarter as well as the nine month period ended September 30, 2004 improved over the comparable periods of 2003. We implemented sales price increases in the later portion of 2003 for all our decking products in an effort to partially offset increasing raw material costs.  Our sales and production volumes increased significantly as a result of continued marketing efforts to gain new customers and increased production capacity due to a capital project at one of our facilities.

Operating profits for this segment declined significantly for the third quarter and nine month period ended September 30, 2004 as compared to the same periods in the prior year due to increased costs of resin, the primary raw material for many of the products in this segment. Resin prices in this segment increase as the prices of crude oil increase. Additionally, marketing costs increased as we continued to expand our presence in these markets.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment is as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Net sales	$112	$80	40%	$293	$210	40%
Operating profits	$3	$(1)	400%	$2	$(2)	400%
Depreciation, amortization and cost of timber harvested	$4	$3		$11	$9

Sales in this segment are broken down as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
LVL	$45	$31	45%	$120	$83	45%
I-Joist	51	39	31%	131	98	34%
Other	16	10	60%	42	29	45%
Total	$112	$80	40%	$293	$210	40%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003 are as follows:

	Quarter Ended September 30, 2004 versus 2003		Nine Months Ended September 30, 2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

LVL	16%	24%	10%	31%
I-Joist	18%	8%	12%	19%

During both the third quarter and the nine month period ended September 30, 2004, we continued to grow our EWP segment.  We saw significant growth in both LVL and I-Joist sales with the addition of several new distributors and expanded presence with large production builders.  Sales prices increased during both the third quarter and the nine month period ended September 30, 2004 as we instituted general price increases to offset higher raw material costs. Our focus continues to be on reductions in costs, better geographic manufacturing and distribution, and maintaining customer relationships.  In addition to focusing on maximizing the potential of our existing facilities, we continue to look for alliance opportunities.

Operating profits for our EWP segment slightly increased for both the third quarter and first nine months of 2004 as compared to the comparable periods in 2003 primarily due to significant price increases which were partially offset by increases in raw material costs (primarily veneer, OSB and lumber).

OTHER PRODUCTS

Our other products category includes lumber sales associated with multi-product vendor-managed inventory (VMI) and product reload locations, timber and timberlands not associated with other segments or businesses to be divested and other minor products and services. For the third quarter ended September 30, 2004 as compared to the same period of 2003, sales were significantly lower, however; operating profits increased due to an increase in sales prices at a lumber mill, which is included in this segment. For the nine month period ended September 30, 2004 as compared to the same period of 2003, both sales and operating profits were lower due to the reduction in sales primarily attributable to the divesture of most of our lumber facilities thus reducing the sales through VMI and reload locations. Additionally, sales and profits of logs sold to third parties from our timberlands declined significantly with the sale of our remaining fee timberlands in October of 2003.

OTHER OPERATING CREDITS AND CHARGES, NET AND GAIN (LOSS) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The information set forth in Item 1 “Financial Statements” under Note 9 “Other operating credits and charges, net” and under Note 10 “Gains (Losses) on sales or impairment of long-lived assets” of this report is incorporated herein by reference.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the third quarter ended September 30, 2004 as compared to the comparable periods of 2003, general corporate expenses remained relatively flat. For the nine months ended September 30, 2004 as compared to the comparable periods of 2003, general corporate expenses increased primarily related to higher stock compensation expenses due to improved operating performance, higher management bonuses, and costs associated with compliance, notably Sarbanes-Oxley implementation. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses.

INTEREST, NET

Interest expense in the third quarter and first nine months of 2004 was lower than the comparable periods in 2003 due to a lower average amount of debt outstanding. Interest income in the third quarter and first nine months of 2004 was higher than the comparable period in 2003 due to significantly increased cash and cash equivalents and investment balances.

DISCONTINUED OPERATIONS

Included in discontinued operations for the first nine months of 2004 and 2003 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the first nine months of 2004, these operations include three lumber mills and an interior hardboard operation. For the first nine months of 2003, these operations included our lumber and industrial panels mills, interior hardboard operations and a distribution facility.

Included in the operating profits of discontinued operations for the third quarter of 2004, is a net gain of $0.6 million associated with the partial settlement of a contingent asset sale proceeds associated with a previously sold facility.

In addition to the above, during the nine month period ended September 30, 2004, we recorded a loss of $9.9 million to reduce the carrying value of assets held for sale to their estimated net realizable value; a net loss of $0.8 million associated with the sale of land and buildings which was formerly an LP distribution center, the sale of two lumber facilities and an interior hardboard operation as well as the settlement of a contingent gain associated with a previously sold facility and a loss of $0.4 million on long-term timber contracts associated with previously closed or sold facilities. Additionally, during the first nine months of 2004, we recognized $3.7 million in income associated with the liquidation of certain LIFO inventories due to the reduced log inventories at sites to be sold or closed.

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

Overall, operating results increased for the third quarter ended September 30, 2004 as compared to the same period in 2003. This increase was primarily related to the increase in lumber prices at one of our remaining lumber operations. Additionally, results improved due to timing of the sale, transfer or permanent closure of facilities that were unprofitable.

Overall, operating results declined for the nine month period ended September 30, 2004 as compared to the same period in 2003. This decline was primarily related to the recognition of $27.1 million for the first nine months of 2003 associated with the liquidation of certain LIFO inventories due to reduced log and lumber inventories at sites sold or closed. Additionally, results improved due to timing of the sale, transfer or permanent closure of facilities that were unprofitable

INCOME TAXES

Income (loss) before taxes for the periods presented were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Continuing operations	$179.5	$198.5	$651.7	$220.8
Discontinued operations	3.0	22.8	(1.4)	(20.7)
Cumulative effect of change in accounting principle	—	—	—	0.1
	182.5	221.3	650.3	200.2
Total tax provision	74.4	96.8	243.3	91.5
Net income	$108.1	$124.5	$407.0	$108.7

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. The primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to the non-taxable foreign currency exchange losses on certain intercompany debt that is denominated in Canadian dollars (increasing rate) and a significant portion of income estimated to be taxable in foreign jurisdictions at lower tax rates (lowering rate). The components and associated estimated effective income tax rates applied to the first nine months of 2004 and 2003 are as follows:

	Nine Months Ended September 30,
	2004		2003
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$243.8	37%	$99.3	45%
Discontinued operations	(0.5)	36%	(7.8)	38%
	$243.3	37%	$91.5	42%

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004.  This act may have a significant impact on future tax liabilities and future tax provisions reported in our financial statements.  We are currently in the process of evaluating the impact of this act on our tax rate for U.S. based manufacturing income as well as our U.S. tax liability on income earned in foreign taxing jurisdictions and the impacts of other provisions of the act.  In addition, we understand that the Financial Accounting Standards Board is currently studying how companies should report the impacts of this act in their financial statements and will likely issue guidance in the near future.

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

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003)”.  See Note 9 of the Notes to the financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003.  We estimate that our defined benefit pension expense for 2004 will be approximately $18 million.  That estimate assumes that we have no curtailment or settlement expenses in 2004 other than as discussed in the paragraph below.  If a curtailment or settlement does occur in 2004, this estimate may change significantly.  We estimate that we will contribute approximately $49 million to these plans in 2004 including the contribution to our SERP related to the retirement of the former chief executive officer.  As of September 30, 2004, we had contributed approximately $40 million to these plans. At December 31, 2003, we had an unrecognized loss of $92 million associated with our defined benefit pension plan.  The amortization of this unrecognized loss will account for approximately 40% of our 2004 pension expense.

Additionally, due to the retirement of our former chief executive officer, Mark Suwyn, we will be required to record an additional charge of approximately $1.5 million in the fourth quarter for 2004. This amount is included in the above expense figure.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2003, Note 15 of the Notes to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 14 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cumulative statistics under hardboard settlements are as follows:

	September 30, 2004	June 30, 2004	December 31, 2003
Requests for claims	36,800	34,800	31,700
Completed claims received	23,800	21,700	18,800
Completed claims pending	3,300	2,700	2,700
Claims dismissed	6,000	5,600	5,300
Claims settled	14,500	13,400	10,800

The average payment amount for settled claims as of September 30, 2004 and December 31, 2003 was approximately $1,300 and $1,400, respectively. Dismissal of claims is typically the result of claims for products not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

During the first nine months of 2004, we generated $545 million of cash from operating activities compared to $229 million in the first nine months of 2003. The increase in cash provided by operations in the first nine months of 2004 was primarily a result of improved operating results in our OSB business. This was offset by an increase in payments to our pension plans and cash settlements of contingencies as well as an increase in working capital above the increase in the first nine months of 2003.

We paid out $48 million in the first nine months of 2004 as compared to $44 million in the same period of 2003 related to litigation settlements.

INVESTING ACTIVITIES

During the first nine months of 2004, we used approximately $427 million in cash for investing activities. We purchased approximately $524 million in marketable security investments with maturities in excess of 90 days and received approximately $185 million in proceeds from the sales of those investments. Capital expenditures for property, plant and equipment increased for the first nine months of 2004 to $91 million and were primarily used for capital projects to reduce production costs and increase capacity in certain OSB facilities, purchase a research and development facility near our new Nashville headquarters and expand our decking production capacities. Additionally, we invested $13 million in our joint venture with Canfor to construct an OSB facility in British Columbia, Canada.

Net cash provided by investing activities was $190 million in the first nine months of 2003. Capital expenditures for property, plant and equipment in the first nine months of 2003 was $47 million and related primarily to non-discretionary capital projects and capital required for our joint venture for an I-Joist facility in Eastern Canada. In addition, LP received, in the first nine months of 2003, proceeds of approximately $67 million from the sale of timberlands and $32 million on the sales of other assets. Under the terms of our prior revolving credit agreement, the net after-tax proceeds of these sales ($46 million) was required to be deposited in a restricted cash account.

Capital expenditures for 2004 are expected to be about $135 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills as well as expansion projects in our decking and siding operations. We also plan to invest in our joint venture project with Canfor (at September 30, 2004 the joint venture had committed $143 million, of which LP’s portion is $71.5 million, to purchase equipment).

FINANCING ACTIVITIES

In the first nine months of 2004, net cash used in financing activities was $203 million as compared to $176 million in the first nine months of 2003. In the first nine months of 2004, we repaid $259 million of our long-term debt. These payments included a premium on the early extinguishment of senior and subordinated notes of approximately $41 million. Additionally, we generated $40 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $22 million.

In the first nine months of 2003, we repaid $55 million of debt. During 2003, we converted our secured revolving credit facility into a secured letter of credit facility.  Benefits from the conversion included the elimination of $187 million of unneeded committed borrowing capacity (and the obligation to pay related fees), a $37 million reduction in cash collateral and a more favorable rate for letters of credit (which are cash collateralized under the facility).

FINANCING OBLIGATIONS

During the third quarter 2004, we entered into a new five-year revolving credit facility and terminated our former secured letter of credit facility.   The new facility, which will expire in September 2009, provides for committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. At September 30, 2004, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $82 million as September 30, 2004 and were fully cash collaterialized.

LP Canada has a $10 million (Canadian) letter of credit facility under which approximately $3 million (Canadian) of letters of credit were outstanding at September 30, 2004. Our ability to obtain letters of credit under this facility ends in January 2005, and the facility expires in January 2006. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 110% of the face amount of the letters of credit outstanding under the facility at any time. We expect to renew this facility prior to its expiration.

Additionally, we have an accounts receivable securitization facility which, as extended in October 2004,  is set to expire in November 2007. The facility provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility.  At September 30, 2004, we had no borrowings outstanding under this facility.

The following details our current debt ratings as of October 28, 2004:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Baa3	BB -

The indenture, under which our senior subordinated notes were issued restricted our ability and the ability of our restricted subsidiaries (as defined in the indenture) to, among other things: (1) incur debt; (2) incur liens; (3) make acquisitions; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) enter into sale and leaseback transactions; (7) engage in transactions with affiliates; and (8) pay dividends or engage in stock redemptions.  In connection with our repurchase of a majority of these notes, substantially all of the restrictive covenants contained in the indenture are suspended so long we maintain a credit rating of BB- or above with S&P and Ba3 or above with Moody’s, which suspension will become permanent if such credit ratings are maintained for twelve consecutive months from March 25, 2004.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $56 million at September 30, 2004, of which $15 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates.

POTENTIAL IMPAIRMENTS

We continue to review certain operations for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate to levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

Our Canadian subsidiaries have arrangements with the Canadian provincial governments which give these subsidiaries the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. Total timber under license in British Columbia (BC) is located on 7,900,000 acres. In March of 2003, the BC government announced major changes to the provincial timber license structure. These included a 20% reduction in the harvesting rights for holders of long-term licenses and the introduction of an auction based timber sale system. This will not affect our timber licenses associated with our OSB facilities in BC; however, it will affect our timber allocations associated with our LVL, plywood and cedar operations in BC. Although this legislation has been enacted and the regulations have been finalized that will establish the new timber pricing system and basis for the 20% timber license reduction, we continue to work with the BC government to finalize the implications on LP’s operations.  As a result, we are unable to predict what effects these changes will have on future operations. The BC government has acknowledged that licensees will be fairly compensated for the reduction in harvesting rights and the costs associated with the related improvements (including roads and bridges).

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

OUTLOOK: ISSUES AND UNCERTAINTIES

Management is optimistic about our long-term prospects. Management does not provide public forecasts of future financial performance. Factors that support this view include a favorable interest rate environment, trend of increasing home ownership rates, steady growth of repair and remodeling and the demographics that support more housing and increased sizes. However, the following issues and uncertainties should be considered in evaluating our Company.

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial conditions and results of operations. Our operating results reflect the general cyclical pattern of the building products industry.  Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products.  In addition, our products are subject to competition from manufacturers worldwide.  Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products.  Product pricing is significantly affected by the relationship between supply and demand in the building products industry.  Product supply is influenced primarily by fluctuations in available manufacturing capacity.  Demand is affected by the state of the economy in general and a variety of other factors.  The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products.  Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors.  We are not able to predict with certainty market conditions and selling prices for our products.  We cannot assure you that prices for our products will not decline from current levels.  A prolonged and severe weakness in the markets for one or more of our principle products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for almost 63% of our sales during the first nine months of 2004 and 57% of sales during fiscal 2003, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Additionally, OSB commodity prices reached record highs during the second quarter of 2004, but fluctuated significantly thereafter. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future. According to Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 4 billion square feet from 1998 to 2002 on a 3/8-inch equivalent basis and is projected to increase by approximately 6 billion square feet in the 2004 to 2008 period.  RISI has projected that total North American demand for OSB will increase by about 5.8 billion square feet during the same 2004 to 2008 period.  If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins in the foreseeable future.

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

We are involved in various environmental matters and legal proceedings.  The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants.  In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving warranty or non-warranty products liability claims. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs.  We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount.  However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject of inherent uncertainties.  We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly.  However, no estimate of the range of any such change can be made at this time.  We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established.  We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Oriented strand board, million square feet 3/8” basis	1,424	1,367	4,186	3,840

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	16	86	24	201

Wood-based siding, million square feet 3/8” basis	269	183	784	604

Engineered I-Joist, million lineal feet	25	24	70	66

Laminated veneer lumber (LVL), thousand cubic feet	3,131	2,593	9,021	7,349

Composite Decking, thousand lineal feet	12,709	6,943	29,161	23,387

Vinyl Siding, squares	816	759	2,219	2,061

(1) Amounts shown above include production that is consumed within LP as well as production that are available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis

Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003 1st Qtr. Avg.	176
2003 2nd Qtr. Avg.	218
2003 3rd Qtr. Avg.	386
2004 1st Qtr. Avg.	428
2004 2nd Qtr. Avg.	437
2004 3rd Qtr. Avg.	353

Source:  Random Lengths

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2004, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

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

As of September 30, 2004, we had $xxx (Canadian) million in intercompany debt between our U.S. and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of U.S. dollars. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each  $.01 change in the exchange rate, our annual tax expense (benefit) changes by $3.3 million.

Our OSB products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. OSB accounted for almost 63% of our sales in the first nine months of 2004. With an annual capacity of 5.8 billion square feet (3/8” basis) or 5.0 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.0 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2004, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of LP on a timely basis in order to comply with the company’s disclosure obligations under the Act and the SEC rules thereunder.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)                           Exhibits

3.3	Bylaws of LP, as amended and restated effective August 16, 2004.

10.1

Credit Agreement, dated September 1, 2004, among LP, as borrower, Wachovia Bank National Association, Bank of America, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated September 2, 2004.

10.2

Fifth Amendment to Credit and Security Agreement, dated October 25, 2004, among LP Receivables Corporation, as borrower, Louisiana-Pacific Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as lender and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated November 1, 2004.

10.3	2004 Executive Deferred Compensation Plan, as of August 16, 2004

10.4	Supplemental executive retirement plan, as amended and restated as of September 1, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601 (b)(4)(iii) of Regulation S-K.

(b)                          Reports on Form 8-K

The following reports were filed by LP during the quarter ended September 30, 2004,

Current report on Form 8-K dated August 17, 2004 reporting certain matters under items thereof.

Current report on Form 8-K dated September 2, 2004 reporting certain matters under item 2.01 and 8.01 thereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: November 5, 2004	BY:	RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: November 5, 2004	BY:	CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)