Form 10-K
period 2004-12-31
LOUISIANA-PACIFIC CORP
filed 2005-03-11
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-7107

Louisiana-Pacific Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)
414 Union Street, Suite 2000 Nashville, TN 37219	Registrant’s telephone number (including area code)
(Address of principal executive offices)	615-986-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,831,900,000 as of March 3, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 110,763,517 of Common Stock, $1 par value, outstanding as of March 3, 2005.

Documents Incorporated by Reference

Definitive Proxy Statement for 2004 Annual Meeting: Part III

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

PART I

ITEM 1.   Business

General

Our company, headquartered in Nashville, TN, is a leading manufacturer and distributor of building products. As of December 31, 2004, we had approximately 6,500 employees and operated 34 facilities in the U.S. and Canada and one facility in Chile. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments

We operate in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). In general, our businesses are affected by the level of housing starts; the level of home repairs; the availability and cost of financing; changes in industry capacity; changes in the prices we pay for raw materials and energy; and other operating costs.

OSB

Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated that OSB accounts for approximately 60% of the structural panel consumption with plywood accounting for the remainder. We estimate that the overall North American structural panel market is 44 billion square feet with the OSB market comprising an estimated 26 billion square feet of this market. Based upon our production capacity of 6.1 billion square feet, we account for 23% of the OSB market and 14% of the overall North American structural panel market. We believe we are the largest and one of the most efficient producers of OSB in North America.

Siding

Our siding offerings fall into three categories: (1) SmartSide® siding products and related accessories; (2) hardboard siding and accessory products; and (3) vinyl siding products and accessories.

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

Vinyl Siding Products.   We manufacture a variety of vinyl siding products and accessories. Our product line covers a broad spectrum of styles, colors and price points to satisfy customers’ needs.

Additionally, as market demand warrants, minor amounts of commodity OSB are produced and sold in this segment.

Engineered Wood Products

Our Engineered Wood Products (EWP) segment manufactures and distributes I-joists and laminated veneer lumber (LVL) and other related products. We believe that in North America we are one of the top four producers of I-joists and LVL. A plywood mill associated with our LVL operations in British Columbia is also included in this segment.

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

Other Products

Our other products category includes our composite decking, decorative moulding and Chilean OSB operations. Additionally, our other products category includes timber and timberlands not associated with other segments or businesses to be divested, an OSB operation in Ireland (which we sold in April 2002), and other minor products and services and other operations closed prior to January 1, 2002.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2004, our top 10 customers accounted for approximately 37% of our continuing sales, with the largest customer accounting for no more than 8% of our revenues. Because a significant portion of our sales are from OSB that is a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

Seasonality

Our business is subject to seasonal variances, with demand for many of our products tending to be greater during the building season in the second and third quarters. From time to time, we engage in promotional activities designed to stimulate demand for our products, such as reducing our selling prices and providing extended payment terms, particularly at times when demand is otherwise relatively soft. We do this in an effort to better balance supply with demand, manage our inventory levels and allow our production facilities to run efficiently.

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

During 2003, we sold our remaining fee timberland. This wood fiber largely supplied our plywood business that we divested in September 2002. In Canada, we harvest enough timber annually under long-term harvest rights with various Canadian governments and other third parties to support our Canadian production facilities. The average remaining life of our Canadian timber rights is 20 years with provisions for regular renewal.

We purchase approximately 69% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (31%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

In addition to wood fiber, we use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as demand for resin products.

While the majority of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to control our exposure to energy price changes through the use of long-term supply contract agreements.

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

Our policy is to comply fully with all applicable environmental laws and regulations. In recent years, we have devoted increasing management attention to achieving this goal. In addition, from time to time, we undertake construction projects for environmental control facilities or incur other environmental costs that extend an asset’s useful life, improve efficiency or improve the marketability of certain properties.

The U.S. government has enacted regulations related to Maximum Achievable Control Technology (MACT). We anticipate, based upon our current facilities, that we will be required to spend between $7 million and $15 million over the next several years to comply with these regulations.

Additional information concerning environmental matters is set forth under Item 3, Legal proceedings, and in Note 18 of the Notes to the financial statements included in item 8 of this report.

Employees

We employ approximately 6,500 people, approximately 1,800 of whom are members of unions. We consider our relationship with our employees generally to be good. During 2002, work stoppages occurred at two facilities. A work stoppage at our Dawson Creek, British Columbia OSB facility occurred from March 2002 through April 2002 when it was settled. A work stoppage at our Chambord, Quebec OSB facility began in May 2002 and continued through June 2003. There can be no assurance that additional work stoppages will not occur. During 2005, union contracts relating to two manufacturing facilities in Canada will expire.

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

Segment and Price Trend Data

The following table sets forth, for each of the last three years: (1) production volumes; (2) the average wholesale price of selected building products in the United States; and (3) logs used in production by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) our consolidated profit (loss) by business segment; (3) identifiable assets by segment;  (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 24 of the Notes to the financial statements included in item 8 of this report and information concerning our sale by product line is included in item 7. Management Discussion and Analysis.

Product Information Summary

For Years Ended December 31

	2004	2003	2002
PRODUCTION VOLUMES
OSB, 3/8” basis, million square feet	5,548	5,526	5,123
Wood-based siding, 3/8” basis, million square feet	1,033	871	786
Engineered I-joists, million lineal feet	89	91	84
Laminated veneer lumber, thousand cubic feet	11,860	10,070	8,394
Composite decking, thousand lineal feet	40,044	32,119	21,991
Vinyl siding, squares(1)	2,882	2,792	2,419
INDUSTRY PRODUCT PRICE TRENDS(2)
OSB, MSF, 7/16” - 24/16” span rating (North Central price)	$370	$293	$160
% LOGS BY SOURCES(3)
Fee owned lands	—	5	11
Private cutting contracts	11	18	12
Government contracts	31	22	20
Purchased logs	58	55	57
Total volumes - million board feet	2,367	2,490	2,683

(1)          A square is defined as 100 square feet of material with an average weight of 42 pounds.

(2)          Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

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

ORIENTED STRAND BOARD Oriented Strand Board Panel Plants 14 plants—6,065 million square feet annual capacity, 3/8” basis 3 shifts per day, 7 days per week	Square feet in millions
Athens, GA	390
Carthage, TX	450
Chambord, Quebec, Canada	470
Dawson Creek, BC, Canada	390
Hanceville, AL	390
Hayward, WI	520
Houlton, ME	280
Jasper, TX	450
Maniwaki, Quebec, Canada	600
Roxboro, NC	450
Sagola, MI	390
St. Michel, Quebec, Canada	500
Swan Valley, Manitoba, Canada	525
Woodland, ME	260

SIDING Oriented Strand Board Siding and Specialty Plants 4 plants—715 million square feet annual capacity, 3/8” basis 3 shifts per day, 7 days per week	Square feet in millions
Newberry, MI	135
Silsbee, TX	300
Tomahawk, WI	135
Two Harbors, MN	145

Hardboard plants 2 plants—545 million squares feet capacity, surface measure 3 shifts per day, 7 days per week	Square feet in millions
Roaring River, NC	245
East River, Nova Scotia	300

Vinyl Siding Plants 2 plants—3.5 million squares annual capacity 2 shifts per day, 7 days per week	Squares in millions
Acton, Ontario, Canada	2.0
Holly Springs, MS	1.5

(1)    The Silsbee TX OSB siding facility produces both commodity OSB as well as OSB siding.

(2)    The Roaring River, NC plant produces only hardboard siding products.

(3)    The East River, Nova Scotia plant produces both hardboard panel products and hardboard siding products.

ENGINEERED WOOD PRODUCTS I-joist Plants 2 plants—100 million lineal feet annual capacity 1 to 3 shifts per day, 5 days per week	Lineal feet in millions
Red Bluff, CA	80
Wilmington, NC	20

LVL Plants 3 plants—12,100 thousand cubic feet annual capacity 1 to 3 shifts per day, 5 days per week	Cubic feet in thousands
Hines, OR	4,000
Golden, BC, Canada	3,500
Wilmington, NC	4,600

OTHER Plastic Mouldings Plant 1 plant—290 million lineal feet annual capacity 3 shifts per day, 7 days per week	Lineal feet in millions
Middlebury, IN	290

Wood Composite Decking 2 plants—61 million lineal feet capacity 1 shift per day, 7 days per week	Lineal feet in millions
Meridian, ID	37
Selma, AL	24

OSB	Panguipulli, Chile
Plywood	Golden, BC, Canada
Lumber	St. Michel, Quebec, Canada

MILLS HELD FOR SALE Lumber 1 to 3 shifts per day, 5 days per week	Board feet in millions
Gwinn, MI	170
Malakwa, BC (cedar)

(4)    We sell an additional 60 million lineal feet of I-Joist which is produced by our joint venture with Abitibi-Consolidated.

CANADIAN TIMBERLAND LICENSE AGREEMENTS Location	Acres
British Columbia	7,900,000
Manitoba	6,300,000
Nova Scotia	900,000
Quebec	28,900,000
Total timberlands under license agreements in Canada	44,000,000

We also have timber-cutting rights under long-term contracts (five years or longer) on approximately 11,000 acres and approximately 118,000 acres on short-term contracts (less than one year), on government and privately owned timberlands in the U.S.

Our Canadian subsidiary has arrangements with four Canadian provincial governments which give our subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and forest management agreements, long-term pulpwood agreements, and various other timber licenses. The acreage noted above is the gross amount of the licenses and is not reflective of the amount of timber acreage that we currently manage. This subsidiary also obtains wood from private parties in certain cases where the provincial governments require us to obtain logs from private parties prior to harvesting from the licenses to meet our raw materials needs.

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

SIDING MATTERS

Settlement agreements relating to a nationwide class action suit involving OSB Siding manufactured by us and installed prior to January 1, 1996, a related class action in Florida and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by us in 1999 and installed prior to May 15, 2000, were approved by the applicable courts in 1996, 1995 and 2000, respectively. We continue to have payment and other obligations related to the hardboard siding settlement, but have satisfied all of our obligations under the under the nationwide and Florida OSB siding settlements. Additional information regarding these matters is set forth in Note 18 of the Notes to the financial statements included in item 8 of this report.

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester’s had appealed this injunction to the Ninth Circuit Court of Appeals. Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against us in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. That judgment became final and we satisfied that judgment during the second quarter of 2004. The enjoined amount was not paid as part of that satisfaction of judgment because the injunction remains in place pending the appeal by Lester’s. Based upon the information currently available, we believe that any further liability related to this case is remote and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NATURE GUARD CEMENT SHAKES MATTERS

We are a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that is pending in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The complaint in this action asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

We no longer manufacture or sell fiber cement shakes. The dollar amount of the referenced claims cannot presently be determined. The complaint in this action does not quantify the relief sought by the plaintiffs individually or on behalf of the class, discovery in this action has not been completed, no determination of liability has been made and no process for the submission of individual claims in connection with this action has been established. We believe that we have substantial defenses to this action and are unable to predict the potential financial impact of this action.

OTHER PROCEEDINGS

During the third quarter of 2004, we received a letter from a law firm purporting to represent more than 1,400  potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter is characterized as a “pre-litigation settlement demand” to us and Pactiv Corporation, from whom we acquired the facility in 1983. We intend to defend vigorously any legal proceedings that may be commenced against us by the potential plaintiffs. As of the date of this report, we and the potential plaintiffs have agreed to refrain from commencing any legal proceedings in respect of the potential plaintiffs’ allegations and to the tolling of applicable statutes of limitations. These agreements are terminable by either party upon 30 days notice. We are not currently able to quantify its financial exposure, if any, relating to the matters alleged in the letter, and the potential plaintiffs have not specified the amount of compensation sought.

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

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 18 of the Notes to financial statements included in item 8 in this report.

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of LP’s security holders during the fourth quarter of 2004.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2004 High	$25.92	$26.93	$26.71	$28.31
Low	17.96	21.25	21.05	23.34
2003 High	$9.11	$11.43	$15.35	$19.25
Low	7.10	7.88	10.80	13.70

As of March 7, 2005, there were approximately 11,661 holders of our common stock. We did not pay any dividends on our common stock in 2003. In February 2004, LP’s Board of Director’s reinstated a quarterly dividend. For the year ended December 31, 2004, LP paid cash dividends of $0.30 per share.

The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2004:

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased Under Program	Open Authorization Remaining Shares (1)
	(thousands)		(thousands)	(millions)
October 1, 2004 - October 31, 2004	—		—
November 1, 2004 - November 30, 2004	63	$24.01	63	19,853
December 1, 2004 - December 31, 2004	—		—	—
Total:	63	$24.01

(1)  On November 1, 2003, LP’s Board of Directors authorized LP’s management to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately negotiated transactions.

ITEM 6.   Selected Financial Data

Dollar amounts in millions, except per share

Year ended December 31	2004	2003(2)	2002(1)	2001	2000
SUMMARY INCOME STATEMENT DATA
Net sales	$2,849.4	$2,280.7	$1,576.2	$1,591.6	$2,197.4
Income (loss) from continuing operations before cumulative effect of change in accounting principle	423.5	284.9	(3.8)	(128.8)	12.9
Income (loss) from discontinued operations	(2.8)	(12.5)	(54.4)	(42.8)	(26.7)
Net income (loss)	420.7	272.5	(62.0)	(171.6)	(13.8)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$3.91	$2.70	$(0.03)	$(1.23)	$0.12
Net income (loss) per share—basic	$3.88	$2.58	$(0.59)	$(1.64)	$(0.13)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$3.87	$2.68	$(0.03)	$(1.23)	$0.12
Net income (loss) per share—diluted	$3.84	$2.56	$(0.59)	$(1.64)	$(0.13)
Average shares of common stock outstanding (millions)
Basic	108.3	105.5	104.6	104.4	104.1
Diluted	109.6	106.5	104.6	104.4	104.1
SUMMARY BALANCE SHEET INFORMATION
Total assets	$3,450.6	$3,204.4	$2,780.0	$3,014.0	$3,374.7
Long-term debt, excluding current portion	$622.5	$1,020.7	$1,077.0	$1,152.0	$1,183.8
Contingency reserves, excluding current portion	$42.1	$55.6	$106.1	$135.1	$126.6
Stockholders’ equity	$1,767.8	$1,310.9	$1,006.2	$1,080.9	$1,295.2

1                    As of January 1, 2002, LP adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

2                    As of January 1, 2003, LP adopted SFAS No. 143, “Asset Retirement Obligations”. See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

ITEM 7.   Management’s Discussion and Analysis

OVERVIEW

General

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction, have a modest export business for some of our specialty building products, and operate a facility in Chile.

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 61% of continuing sales in 2004, 59% in 2003 and 47% in 2002.

In 2002 and 2003, we adopted and implemented a plan to sell selected businesses and assets in order to improve our operating results, reduce our debt and increase our financial flexibility. The plan involved divesting LP’s U.S. plywood, industrial panel and lumber businesses, fee timber and timberlands, wholesale operations and distribution businesses. We believe that these divestitures, which had been substantially completed at December 31, 2003, enable us to focus our attention exclusively on our retained businesses, and to develop strategies to make them stronger through cost reductions, increased efficiencies and appropriate capacity expansions. Our retained businesses have several common characteristics that include significant scale in the categories in which they compete, strong growth potential in the future and competitive cost structures.

During 2004, we saw significant improvement in our operating results primarily driven by the continued strength of OSB pricing, as well as continued penetration in EWP and other market areas. Additionally, we continue to focus on improving efficiency and reducing our product costs.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future. During 2004, OSB prices reached record levels driven by product demand outstripping the industry’s ability to supply the product during the peak building season. This imbalance was caused by increased housing starts, which created more demand, coupled with limited new capacity coming on line.

Factors Affecting Our Results

Revenues and Operating Costs.

We derive our revenues from sales of our products. The unit volumes of products sold and the prices at which sales are made determine the amount of our revenues. These volumes and prices are affected by the overall level of demand for, and supply of, products of the type we sell and comparable or substitute products, and by competitive conditions in our industry.

Our operating results reflect the relationship between the amount of our revenues and our costs of production and other operating costs and expenses. Our costs of production are affected by, among other factors, costs of raw materials (primarily wood fiber and various petroleum-based resins) and energy costs, which in turn are affected by the overall market supply of and demand for these manufacturing inputs. The Canadian dollar strengthened significantly against the U.S. dollar in 2004, causing our costs, as reported in U.S. dollars, to rise.

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

Source: Resource International Systems, Inc. (RISI)

Repair and Remodeling.   Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America. As can be seen from the chart above, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of 25-35 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. We believe that the growth rate over the last three years has been in the 4-6% range, and has been driven by increased store-to-store sales and the addition of new stores.

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

Supply of Building Products.

OSB is a commodity product, and all of our products are subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity. According to Resource International Systems Inc. (RISI), an economic consulting firm, total North

American OSB annual production is projected to increase by approximately 7.5 billion square feet in the period from 2004 to 2007.

Product Pricing.

Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. According to Random Lengths, an industry publication, the average North Central wholesale price for OSB (per thousand square feet 7/16 ” basis) for the last ten years is presented below. Additionally, according to RISI (as of February 2005), the forecast for average North Central wholesale price for OSB (per thousand square feet 7/16 ” basis) through 2009 is also included.

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

Inventory valuation.   We use the LIFO (last-in, first-out) method for some of  our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.7 million higher if the LIFO inventories were valued at average cost as of December 31, 2004.

Property, plant and equipment.   We principally use the units of production method of depreciation for machinery and equipment that amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Stock options.   We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower or our net loss would have been greater. For 2004, had we recorded this compensation expense, our net income would have been lower by $1.6 million. During 2004, the FASB issued SFAS No. 123R, which will require us to use the fair value method beginning in mid-2005.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2004, these significant accounting estimates and judgments include:

Legal Contingencies.   Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. In making judgments and assumptions regarding legal contingencies for ongoing class action settlement we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates, information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date and the experience of third parties who have been subject to product-related claims judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

Environmental Contingencies.   Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2004, we excluded from our estimates approximately $6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value that is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated sales costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require an impairment charge. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

Income Taxes.   The determination of the provision for income taxes, and the resulting current and deferred tax assets and liabilities, involves significant management judgment, and is based upon information available to management at the time of such determination. The final income tax liability to any taxing jurisdiction with respect to any calendar year will ultimately be determined long after our financial statements have been published for that year. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions; however, actual results may differ materially from our estimates.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2004, we had established valuation allowances against certain deferred tax assets, primarily related to state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

Goodwill.   Goodwill and other intangible assets that are deemed to have an indefinite life are no longer amortized. However, these indefinite life assets are tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In testing for potential impairment, the estimated fair value of the reporting unit, as determined based upon cash flow forecasts, is compared to the book value of the reporting unit. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will reduce product costs that will offset inflationary impacts.

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

Pension Plans.   Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Plans” and in Note 13 of the Notes to the financial statements included in item 8 of this report.

RESULTS OF OPERATIONS

We earned net income of $420.7 million ($3.84 per diluted share) in 2004, which was comprised of income from continuing operations of $423.5 million ($3.87 per diluted share) and a loss from discontinued operations of $2.8 million ($0.03 per diluted share). This compares to a net income of $272.5 million ($2.56 per diluted share) in 2003, which was comprised of income from continuing operations of $284.9 million ($2.68 per diluted share), a loss from discontinued operations of $12.5 million ($0.12 per diluted share) and a cumulative effect of a change in accounting principle of $0.1 million. We lost $62.0 million ($0.59 per diluted share) in 2002 that was comprised of a loss from continuing operations of $3.8 million ($0.03 per diluted share), a loss from discontinued operations of $54.4 million ($0.53 per diluted share) and a cumulative effect of a change in accounting principle of $3.8 million ($0.03 per diluted share).

Sales in 2004 were $2.8 billion, an increase of 25% from 2003 sales of $2.3 billion. Sales in 2003 as compared to 2002 were higher by 45%.

Our results of operations for each of our segments are discussed below as  our results of operations for the “other” category which is comprised of other product lines that are not individually significant. See Note 24 of the Notes to the financial statements included in item 8 of this report for further information regarding our segments.

OSB

Our OSB segment manufactures and distributes OSB structural panels.

Our strategy to continue to enhance our industry leading position in the OSB business involves: (1) increasing investment in our existing facilities in order to reduce costs and improve throughput and recovery by continuing to focus on efficiency; (2) improving net realizations relative to weighted-average OSB regional pricing; (3) leveraging our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; and (4) expanding capacity to meet growing OSB demand through internal growth at existing facilities, selected acquisitions that meet specific criteria and by building new, low-cost manufacturing facilities to serve particular markets.

OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages include wood (36%), resin and wax (15%), labor and burden (15%), utilities (7%) and manufacturing and other (27%).

Segment profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

	Year ended December 31,			Increase (decrease)
	2004	2003	2002	2004-2003	2003-2002
	(in millions)
Sales	$1,749.0	$1,335.6	$740.4	31%	80%
Operating profits	$829.7	$503.4	61.6	65%	717%
Depreciation, amortization and cost of timber harvested	$94.0	$78.4	$75.7

Percent changes in average sales prices and unit shipments for the year ended 2004 compared to 2003 and 2003 compared to 2002 are as follows:

	2004 versus 2003		2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	27%	3%	70%	7%

2004 compared to 2003

OSB prices increased during 2004 compared to 2003 due to strong market demand. Higher average selling prices accounted for substantial increases in net sales and operating profits of approximately $350 million for the year ended December 31, 2004 compared to 2003. Increased demand coupled with limited additional industry capacity that has been put into service over the last year were largely responsible for this price increase.

Compared to prior year, the primary factor for increased operating profits was the higher average selling prices and volumes, which were partially offset by an increase in operating costs for the year. The increase in operating costs at the mills was primarily due to higher wood, resin and energy costs. Additionally, because of the strengthening Canadian dollar, operating costs at our Canadian OSB mills were negatively affected when Canadian dollar denominated costs were translated into US dollars.

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

While the profitability of our OSB segment did increase significantly due to higher sales prices in 2003, both the industry and us generally experienced increases in cost of sales. As mentioned above, weather conditions limited logging activity that had the effect of increasing the cost of available logs. Other cost increases were related to petroleum-based raw materials (resins) and energy. Finally, because of the strengthening of the Canadian dollar against the U.S. dollar, the operating results of our Canadian OSB mills were negatively affected because the input costs were in Canadian dollars and the majority of the sales were in U.S. dollars.

Siding

Our siding segment produces and markets siding (both wood and vinyl based) and related accessories, interior hardboard products and specialty OSB products.

Our siding segment is following a strategy based upon multiple product offerings to be the “one stop” supplier of choice for most segments of these markets: new home construction, repair and remodeling, and manufactured housing markets. We believe that we are the leading wood composite exterior cladding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.

Our strategy is to drive product innovation by utilizing our technological expertise in wood, wood composites and plastics to better address the needs of our customers. We intend to increase our product offerings and production capacity of higher margin, value-added products through the addition of lower cost plants or the conversion of OSB plants from commodity structural panel production to OSB-based exterior siding products.

Segment profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2004	2003	2002	2004-2003	2003-2002
	(in millions)
Sales	$554.1	$523.9	$430.9	6%	22%
Operating profits	$54.2	$61.0	$44.5	-11%	37%
Depreciation, amortization and cost of timber harvested	$18.9	$18.7	$18.6

Sales in this segment are broken down as follows:

Year ended December 31,	2004	2003	2002
	(in millions)
OSB-based exterior products (includes commodity OSB)	$260.5	$261.7	$191.9
Vinyl siding	123.4	116.4	96.6
Hardboard siding	170.2	145.8	142.4
Total	$554.1	$523.9	$430.9

Percent changes in average sales prices and unit shipments for the year ended 2004 compared to 2003 and 2003 compared to 2002 are as follows:

	2004 versus 2003		2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	5%	21%	1%	11%
Commodity OSB	27%	-80%	70%	22%
Vinyl siding	6%	-%	6%	13%
Hardboard siding	8%	7%	8%	-3%

2004 compared to 2003

Sales volume continued to increase over the prior year in our OSB-based exterior products due to continued market penetration and brand awareness. Volumes also increased in our hardboard siding and doorskin business due to the addition of several new customers as one of our competitors exited the business. Sales volumes in our vinyl business remained flat. Sales prices in the OSB-based exterior products, hardboard and vinyl siding businesses showed increases in price due to both changes in product mix as well as general price increases implemented to help offset higher raw material costs in all of these lines of business.

During the three-year period ended December 31, 2004, one of our specialty OSB facilities (Silsbee, Texas) also produced commodity OSB. The commodity OSB volume declined significantly in 2004 as market demand for OSB-based exterior products increased. See the discussion of our OSB segment above for a discussion of changes in commodity OSB pricing.

Overall, the decline in 2004 operating results for our siding segment compared to 2003 was primarily due to the reduction in commodity OSB sales and profits, which were sold at a higher margin than our OSB-based exterior products during this period and increases in operating costs, (including higher wood fiber, resin and energy costs) not offset by price increases.

2003 compared to 2002

Sales volume in 2003 increased over 2002 in our OSB-based exterior products and vinyl siding due to increased market penetration and brand awareness. Sales prices in the OSB-based exterior products remained relatively flat with the comparable period. Volumes in our hardboard siding and doorskin business declined due to reduced demand in one of our key markets and slackening demand elsewhere. Sales prices in our hardboard business increased over 2002 due to a higher mix of hardboard siding versus doorskins. In our vinyl siding business, sales prices increased in 2003 over 2002 due partially to an increase in sales volumes for our premium siding product (56% increase for the year) that “richened” the mix. Additionally, we implemented a general price increase to offset a portion of the increased cost of the primary raw material.

Overall, the improvement in 2003 operating results for our siding segment compared to 2002 was primarily due to the significant increase in commodity OSB pricing, which was slightly offset by increases in operating costs, including higher wood fiber, resin and energy costs. During 2003 as compared to 2002, volumes of commodity OSB increased due to productivity improvements.

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

Segment profits (losses) and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2004	2003	2002	2004-2003	2003-2002
	(in millions)
Sales	$394.7	$290.6	$225.7	36%	29%
Operating profits	7.2	$(1.5)	$7.3	580%	-121%
Depreciation, amortization and cost of timber harvested	$15.1	$13.5	$12.6

Sales in this segment are broken down as follows:

Year ended December 31,	2004	2003	2002
	(in millions)
LVL	$164.7	$115.2	$82.4
I-joist	174.7	134.2	109.9
Plywood	28.7	18.1	13.7
Related products	26.6	23.1	19.7
Total	$394.7	$290.6	$225.7

Percent changes in average sales prices and unit shipments for the year ended 2004 compared to 2003 and 2003 compared to 2002 are as follows:

	2004 versus 2003		2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	12%	27%	-1%	43%
I-joist	13%	15%	1%	21%

2004 compared to 2003

During 2004, we continued to grow our engineered wood products segment. We saw significant growth in both LVL and I-joist with the addition of several new distributors and expanded our presence with large production builders. During the later half of 2004, we implemented several significant price increases to offset the increased raw material costs. Our focus continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining customer relationships. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. Given the significant price increase in plywood (which typically follows OSB) we operated this facility at higher levels during 2004.

The results of operations of our EWP segment improved primarily due to significant price increases which were necessary to mitigate increases in raw material costs (primarily veneer, OSB and lumber).

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

Other Products

Our other products category includes our moulding, composite decking business and Chilean operations which are not individually material. Additionally, this category includes our former OSB operation in Ireland (which we sold in April 2002), timber and timberlands not associated with other segments or businesses to be divested, pulp and other minor products and services and other operations closed prior to January 1, 2002. Mills that were closed prior to January 1, 2002 that are included in the businesses that we are divesting are included in the “Other Products” category.

Profits (losses) for this category and related depreciation, amortization and cost of timber harvested for this category are as follows:

				Increase (decrease)
Year ended December 31,	2004	2003	2002	2004-2003	2003-2002
	(in millions)
Sales	$161.6	$164.1	$198.1	-2%	-17%
Operating profits (losses)	$14.7	$9.7	$13.8	52%	-30%
Depreciation, amortization and cost of timber harvested	$7.4	$10.7	$18.4

Sales in this category are broken down as follows:

Year ended December 31,	2004	2003	2002
	(in millions)
Mouldings	$ 42.2	$ 38.6	$ 37.8
Chilean operation	26.5	15.7	11.5
Decking	67.1	41.4	17.6
Other	25.8	68.4	131.2
Total	$ 161.6	$ 164.1	$ 198.1

For decking and moulding, percent changes in average sales prices and unit shipments for the year ended 2004 compared to 2003 and 2003 compared to 2002 are as follows:

	2004 versus 2003		2003 versus 2002
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Moulding	6%	4%	-1%	2%
Decking	6%	58%	32%	58%

2004 compared to 2003

During 2004, we continued to grow our moulding, decking and Chilean businesses while our other businesses in this category all showed a decline. In our mouldings product line, we continued to see increases in both unit shipments and sales prices due to continued strength in retail activity in home centers. In our composite decking business, we saw increased volumes as a result of continued marketing efforts to gain new customers as well as increased production due to capital expansion at one of our facilities. In our Chilean operation, we continued to see increased sales due to both increases in commodity OSB pricing as well as increased volumes through increased acceptance of OSB in the local markets. The declines in our other businesses are primarily due to the reduction in sales primarily attributable to the divesture of most of our lumber facilities thus reducing the sales through VMI and reload locations. Additionally, sales of logs sold to third parties from our timberlands or related timber contracts declined significantly with the sale of our remaining fee timberlands in October of 2003. Overall, the results of this category improved due to the improved profitability of our moulding and decking businesses.

2003 compared to 2002

During 2003, our mouldings product line, we saw a slight increase in unit shipments due to increased retail activity in the home centers; however sales prices declined slightly due to competitive pricing pressure. In our composite decking business sales prices increased significantly as a result of a general price increase instituted as of January 1, 2003 for all our decking products. Additionally, our sales and production volumes increased significantly as a result of continued marketing efforts to gain new customers that allowed us to run both of our decking facilities in 2003, while our Meridian plant was shut down for a portion of 2002. In our Chilean operation, we saw increased sales volume due to improved productivity and increases in commodity OSB pricing (see OSB pricing discussion in the OSB segment). Offsetting this, was a reduction in sales attributable to the divestiture, contribution or closure of mills as well as lower lumber sales through VMI and reloads due to these divestures. Overall, the results of this category declined from 2002 due to the significantly lower lumber sales as well as reduced log sales as we completed the divesture of our fee timberlands.

GENERAL CORPORATE AND OTHER EXPENSE, NET

Net general corporate expense was $104 million in 2004 as compared to $102 million in 2003 and  $81 million in 2002. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, non-product specific marketing and other expenses. The increase in 2004 as compared to 2003 was primary related to higher stock compensation expenses due to meeting vesting acceleration targets for some awards, higher management bonuses due to improved operating results, and costs associated with compliance, notably Sarbanes-Oxley implementation. The increase in 2003 as compared to 2002 was primarily attributed to increased expense associated with triggering vesting accelerators and meeting performance targets on several stock compensation programs (see discussion at Note 14 of the notes to the financial statements included in item 8 of this report), management compensation bonuses tied to significantly improved financial performance as well as increases in legal, professional fees and insurance.

OTHER OPERATING CREDITS AND CHARGES, NET

For a discussion of other operating credits and charges, net, refer to Notes 1 and 16 of the Notes to the financial statements included in item 8 of this report.

GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS

For a discussion of gain (loss) on sales of and impairments of long-lived assets, refer to Notes 1 and 17 of the Notes to the financial statements included in item 8 of this report

INTEREST, NET

In 2004, 2003 and 2002, net interest expense was $19.7 million, $54.6 million and $63.0 million. The decline in net interest expense in 2004 as compared to 2003 and 2003 compared to 2002 was due to significantly higher cash balances as well as lower outstanding debt.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

Over the last three years, we have entered into several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Canfor Corporation to construct and operate an OSB mill in British Columbia; and (3) a joint venture with Abitibi-Consolidated to construct and operate an I-joist facilities in Quebec. The joint venture with Canfor had not commenced operations as of December 31, 2004.

In August 2000, together with Casella Waste Management Systems, Inc., we each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. GreenFiber’s operations improved significantly in 2004 and 2003 due to lower raw material costs and increased market penetration.

In November 2002, we sold some of our I-joist manufacturing equipment to our joint venture with Abitibi-Consolidated to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. During 2003, this venture commenced operations. The operating results of this venture improved in 2004. In 2004, we initiated the construction of a second I-joist facility with Abitibi-Consolidated that at December 31, 2004 had not commenced operations.

DISCONTINUED OPERATIONS

Included in discontinued operations for 2004, 2003 and 2002 are the results of the operations of mills that have been or are anticipated to be divested under our divesture plan. These operations include our

U.S. plywood, lumber and industrial panels mills, wholesale operations and distribution centers. The results of operations for these locations are as follows:

				Increase (decrease)
Year ended December 31,	2004	2003	2002	2004 - 2003	2003 - 2002
	(in millions)
Sales	$ 144.9	$ 351.9	$ 691.9	(59)%	(49)%
Operating profits (losses)	$ (4.6)	$ (20.6)	$ (88.7)	78%	77%

2004 compared to 2003

Overall, sales for these operations declined significantly in 2004 as compared to 2003. This decline is primarily related to timing on the sale, transfer or permanent closure of locations. During 2004, we sold two lumber mills, and two related interior industrial panel facilities.

Included in the operating losses of discontinued operations for 2004, we recorded impairment charges of $9.9 million to reduce the carrying values of these assets to their estimated fair value less estimated cost to sell; a loss of $2.3 million associated with the settlement of an existing liability related to an operating lease on one of our facilities and a gain of $1.2 million on long-term timber contracts associated with our divested facilities. Additionally, we recorded a loss of $3.8 million on the sale of these assets including two related industrial panel facilities and an interior industrial panel facility. We recognized a $3.7 million gain associated with the liquidation of certain LIFO inventories due to reduced log and lumber inventories at sites sold or closed.

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

INCOME TAXES

In total, we recorded a tax provision of $277.9 million in 2004,  $225.8 million in 2003 and a tax benefit of $21.5 million in 2002. Our effective tax rate was 40 percent for 2004; 45 percent for 2003 and (26) percent for 2002. These rates are affected primarily by state income taxes, the effects of foreign exchange gains, and revisions to estimates recorded in prior years. We have paid approximately $184 million in cash taxes for 2004 and expect a refund of $29 million for 2004.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87

“Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting and Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003)”. See Note 13 of the Notes to the financial statements included in item 8 of this report. We estimate that our defined benefit pension expense for 2005 will be approximately $14 million. That estimate assumes that we have no curtailment or settlement expenses in 2005. If a curtailment or settlement does occur in 2005, this estimate may change significantly. We estimate that we will contribute approximately $15 million to $20 million to these plans in 2005. At December 31, 2004, we have an unrecognized loss of $93 million associated with our defined benefit pension plans. The amortization of this unrecognized loss will account for approximately 48% of our 2005 pension expense.

The calculation of defined benefit pension plan expense is based on numerous actuarial assumptions. Our pension expense is most sensitive to changes in our assumptions regarding the long-term rate of return on assets and the discount rate.

For our U.S. plans, which account for more than 85% of the total assets of our defined benefit plans, we used a long-term rate of return assumption of 8.0% to calculate the 2004 pension expense. This assumption is based on information supplied by our investment advisors for our U.S. plans based on the expected returns on the portfolio of assets in those plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. We recently added real return and absolute return investments to the portfolio and expect to add real estate investments in the near future. Additionally, to reduce the impact of market value fluctuations on the pension expense, we use an asset smoothing method that recognizes annual investment gains and losses over four years. A change of 0.5% in the long-term rate of return assumption would change our 2005 estimated pension expense by approximately $1.0 million.

For our U.S. plans, we used a discount rate assumption of 5.5% at October 31, 2004, which is our measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized financial institution as an indicator of potential settlement rates. More than 85% of our total benefit obligations are related to our U.S. pension plans. The rate from the October 31, 2003 measurement date of 6.0% was used in the determination of the 2004 pension expense. A change of 0.5% in the discount rate assumption would change our 2005 estimated pension expense by approximately $1.3 million.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Item 3 in this report as well as Note 18 in the Notes to the financial statements included in item 8 of this report.

Hardboard Siding Litigation Update

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 in the Notes to the financial statements included in item 8 of this report.

Cumulative statistics as of December 31, 2004, 2003 and 2002 under hardboard settlements are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Requests for claims	39,300	31,700	25,600
Completed claims received	24,400	18,800	13,200
Completed claims pending	2,600	2,700	2,000
Claims dismissed	6,600	5,300	3,900
Claims settled	15,200	10,800	7,300

The average payment amount for settled claims as of December 31, 2004, 2003 and 2002 was approximately $1,300, $1,400 and $1,500. Dismissal of claims is typically the result of claims for product not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are existing cash and investment balances (including cash and cash equivalents, short- term and long term-investments), cash generated by our operations and our ability to borrow under credit facilities. During 2003, we sold significant assets pursuant to a divestiture plan that had been substantially completed at December 31, 2003. We may also from time to time issue and sell equity or debt securities or engage in other capital market transactions.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends to our stockholders. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations.

During 2004, we increased our cash position through operations. We expect to be able to meet the future cash requirements of our existing businesses through existing cash balances (including short-term and long-term investments and restricted cash) of approximately $1.2 billion, existing credit facilities that could provide additional liquidity of up to $250 million and cash expected to be generated from operations. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

During 2004, we generated $602 million from operating activities compared to $509 million in 2003. The increase in cash provided by operations in 2004 was primarily a result of continued improved operating results in our OSB business.

During 2003, we generated $509 million from operating activities compared to $89 million in 2002. The increase in cash provided by operations in 2003 was primarily a result of improved operating results in our OSB business.

We paid out $50 million in 2004 and $52 million in each of 2003 and 2002 related to litigation settlements.

Investing Activities

During 2004, we used $774 million in cash in investing activities as compared to cash provided by investing activities of $443 million in 2003. The use of cash in 2004 consisted of the purchase of short-term and long-term marketable security investments of $638 million, net of sales. Additionally, we invested $148 million in capital expenditures for property, plant and equipment, which were primarily used for capital projects to reduce production costs in certain OSB facilities and expand our composite decking capacities. We also invested $32 million to fund capital for our joint venture in British Columbia to build an OSB mill. Additionally, we received $40 million from the sale of various assets including the sales of three lumber mills and two related industrial hardboard facilities.

During 2003, we generated $443 million in cash from investing activities which primarily consisted of the sale of our timber and timberlands. The cash associated with asset sales in 2003 was $129 million which is comprised of $85 million on the sale of timber and timberlands and $44 million on the sale of various other assets and six lumber mills, a veneer and an industry panel facility. Additionally, we received  $366 million as a return of capital from an unconsolidated subsidiary (see Note 12 of the notes to the financial statements included in item 8 of this report and “Off Balance Sheet and Other Financing Arrangements” below) in connection with the timber sales transactions. Capital expenditures for property, plant and equipment increased for 2003 to $87 million and were primarily used for capital projects to reduce production costs in certain OSB facilities and to fund capital for our joint venture in Eastern Canada. Additionally, as explained below in 2003, we converted our secured line of credit facility to a cash collateralized letter of credit facility. As a result of this conversion, we no longer were required to deposit the net proceeds of our asset sales into a restricted cash account and therefore reclassified this cash as unrestricted cash.

During 2002, we generated $72 million from investing activities. The cash associated with asset sales in 2002 was $149 million, which is comprised of $103 million on the sale of timber and timberlands and $46 million on the sale of various other assets and facilities (sale of an OSB mill located in Ireland, several distribution centers, two industrial panels facilities and several non-operating facilities and other equipment). Capital expenditures for property, plant and equipment were $42 million in 2002 and were primarily for the purchase and installation of capital equipment at existing mills.

Capital expenditures in 2005 are expected to be about $170 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills as well as expansion projects in our decking and siding operations. Additionally, we expect to invest $60 million in our JV project with Canfor Corporation to complete construction of an OSB mill in British Columbia, Canada.

Financing Activities

In 2004, net cash used in financing activities was $216 million as compared to $165 million in 2003. In 2004, we repaid $6 million under our revolving credit facility associated with our Chilean operations and $260 million of our long-term debt. These long-term debt payments included a premium on the early extinguishment of senior and subordinated notes of approximately $42 million. Additionally, we generated $41 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $33 million. Additionally, we reduced our restricted cash associated with secured letters of credit by $45 million.

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

In 2002, net cash used in financing activities was $85 million. In 2002, we reduced our borrowings under our revolving line of credit by $40 million and repaid $33 million in long-term debt.

Financing Obligations

During 2004, we entered into a new five-year revolving credit facility and terminated our former secured letter of credit facility. The new facility, which will expire in September 2009, provides for committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. At December 31, 2004, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $59 million as December 31, 2004 and were cash collaterialized with $62 million.

We also have a $10 million (Canadian) revolving credit facility under which $3 million of letters of credit were outstanding at December 31, 2004. This facility matures in September 2005, and letters of credit can extend up to September 2006. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time.

Additionally, we have an accounts receivable securitization facility which, as extended in October 2004, will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility. At December 31, 2004, we had no borrowings outstanding under this facility.

The indenture under which our senior subordinated notes were issued restricts our ability and our restricted subsidiaries (as defined in the indenture) to, among other things: (1) incur debt; (2) incur liens; (3) make acquisitions; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) enter into sale and leaseback transactions; (7) engage in transactions with affiliates; and (8) pay dividends or engage in stock redemptions. In particular, this indenture restricts our ability to incur debt unless we have a pro forma fixed charge coverage ratio (calculated as provided in the indenture) of at least 2.00 to 1.00 (although we are permitted to incur specific types and amounts of debt without satisfying this fixed charge coverage ratio). The indenture also restricts or limits our ability to make investments, including investing our cash balances, and other restricted payments (although we are permitted to make specific types and amounts of investments and other payments without restriction). In connection with our repurchase of a majority of these notes, substantially all of the restrictive covenants contained in the indenture are suspended so long we maintain a credit rating of BB- or above with S&P and Ba3 or above with Moody’s, which suspension will become permanent if such credit ratings are maintained for twelve consecutive months from March 25, 2004. See the table below for current debt ratings.

The following details our current debt ratings as of March 1, 2005:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Baa3	BBB-

As of December 31, 2004, we were in compliance with all of the covenants contained in the indentures.

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $54 million at December 31, 2004, of which $12 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

The table below summarizes our contractual obligations as of December 31, 2004 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

	Payments due by period
Contractual obligations	2005	2006	2007	2008	2009
	Dollars amounts in millions
Long-term debt(1)	$233.4	$114.5	$42.1	$113.1	$63.7
Operating leases	6.9	6.4	5.6	5.2	5.2
Purchase obligations(2)	23.7	6.3	5.8	5.9	5.4
Other long-term obligations(3)	83.9	15.3	16.6	17.7	18.7
Total contractual cash obligations	$347.9	$142.5	$70.1	$141.9	$93.0

(1)   Includes expected interest payments as well as debt maturities.

(2)   The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw materials and utility contracts. Other significant items included in the above table reflect                        purchase obligations related to legally binding commitments for capital projects and our investment in our joint venture with Canfor. Purchase orders made in the ordinary course of business are excluded from the   above table and are cancelable without significant penalty.

(3)   Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions.

Off-balance sheet and other financing arrangements

In connection with the sale of southern timber and timberlands, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner: (i) the notes receivable were contributed by us to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit and the QSPE’s reimbursement obligations which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable. Generally the cash flow generated by the notes receivable will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE’s creditors generally will have no recourse to us for the QSPE’s obligations (subject to the limited exception described below).

Pursuant to the arrangement described above, during 2003, we contributed the $410.0 million of the notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. Our retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the “Investments in and advances to affiliates” reflected on our consolidated balance sheet as of December 31, 2004.

In accordance with SFAS No. 140, the QSPE is not included in our consolidated financial statements and the assets and liabilities of the QSPE are not reflected on our consolidated balance sheet. The QSPE’s assets have been removed from our control and are not available to satisfy claims of our creditors (except to the extent of our retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied).

In general, the creditors of the QSPE have no recourse to our assets, other than our retained interest. However, under certain circumstances, we may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. Our maximum exposure in this regard was approximately $41 million as of December 31, 2004.

As discussed previously, we have an accounts receivable secured borrowing program. L-P Receivables Corporation (LPRC) is our wholly owed subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. LPRC, in turn, sells an interest in the receivables to various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt, if any, are included as both Receivables and Long-term debt in our financial statements included in item 8 of this report. Accordingly, there were no amounts associated with this program that were off balance sheet during the three years ended December 31, 2004. As collections reduce previously pledged interest, new receivables may be pledged.

In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of note payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers will be used to fund payments required for the notes payable. The notes receivable are classified as “Notes receivable from asset sales” and the notes payable are classified as “Limited recourse notes payable” on the financial statements included in item 8 of this report.

DIVIDEND

On November 5, 2001, we announced that our Board of Directors had suspended the quarterly cash dividend. LP resumed paying quarterly dividends in 2004, with dividends of $0.05, $0.075, $0.075 and $0.10 per share being declared in February, May, August and November, respectively, and dividends for the year totaling $32.6 million.

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

As part of the sale of our Samoa, California pulp mill to Samoa Pacific Cellulose LLC, there are several contingent liabilities, primarily concerning environmental remediation, associated with these operations that, under certain circumstances, could become our liabilities. We have not fully recorded an accrual for these liabilities, as we do not believe payment is likely to occur. Subsequent to year-end, we entered into multi-party agreements whereby we were released from remaining liabilities associated with the pulp mill with the exception of a tidelands lease.

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

We have a high degree of product concentration.   OSB accounted for about 61% of our sales in 2004, 59% in 2003 and 47% in 2002, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Additionally, OSB commodity prices reached record highs during the second quarter of 2004, but fluctuated significantly thereafter. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.   According to Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 4 billion square feet from 1998 to 2002 on a 3/8-inch equivalent basis and is projected to increase by approximately 9 billion square feet in the 2004 to 2009 period. RISI has projected that total North American demand for OSB will increase by about 6.3 billion square feet during the same 2004 to 2009 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins in the foreseeable future.

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

Our results of operations may be harmed by increases in raw material costs.   The most significant raw material used in our operations is wood fiber. We currently obtain about 70% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resins, primarily petroleum products, as well as demand for resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flow.

Our operations require substantial capital and our capital resources may not be adequate to provide for all of our cash requirements.   Our operations require substantial capital. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. Based on our current operations, we believe our cash flow from operations and other capital resources will be adequate to meet our operating needs, capital expenditures and other cash requirements for the foreseeable future. If for any reason we are unable to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We are involved in various environmental matters and legal proceedings.   The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving warranty or non-warranty product liability claims. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subjec of inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

Settlements of tax exposures may exceed the amounts we have reserved for known estimated tax exposures.   We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities, and the use of the installment sale method of accounting for tax purposes and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have appropriate liabilities established for known estimated exposures, however, if actual results differ materially from our estimates we could experience a material adverse affect on our financial condition, results of operation and cash flow.

Fluctuations in foreign currency exchange rates could result in currency exchange losses .   A significant portion of the Company’s operations are conducted through foreign subsidiaries. The functional currency for the Company’s Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary is remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of LP’s Chilean subsidiary is the Chilean Peso. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, a strengthening of the Canadian dollar or the Chilean Peso relative to the U.S. dollar may have a material adverse affect the Company’s financial condition and results of operations.

Changes in foreign currency exchange rates could result in a greater than expected tax expense.   We have intercompany debt between our U.S. and Canadian subsidiary which is denominated in Canadian dollars. Because this debt is denominated in Canadian dollars, it is subject to translation gains and losses in terms of U.S. dollars. While the gains and loss due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. If exchange rates increase in the future, it could result in our tax expense being higher than expected, and the converse would be true.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2004, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.2 million annually. Based upon our indebtedness at December 31, 2004, the fixed and variable portions of our debt and the expected maturity dates are as follows:

	Expected maturity date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	in millions
Long-term debt:
Fixed rate debt	$178.0	$70.6	$0.7	$74.3	$20.8	$433.3	$777.7	$800.0
Average interest rate	8.6%	7.0%	5.6%	7.1%	7.3%	7.9%	7.9%
Variable rate debt	—	—	—	—	$7.6	$15.2	$22.8	$22.8
Average interest rate	—	—	—	—	2.0%	2.5%	2.3%

Additionally, we have long-term notes receivable that contain fixed interest rates. Based upon these notes at December 31, 2004, the fixed portion of our receivables and the expected maturity dates are as follows:

	Expected maturity date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	in millions
Long-term receivables:
Fixed rate receivables	—	$70.8	—	74.4	20.0	$238.6	$403.8	$433.0
Average interest rate	—	6.8%	—	7.0%	7.0%	7.1%	7.0%

Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. We historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

As of December 31, 2004, we had $988 (Canadian) million in intercompany debt between our U.S. and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of U.S. dollars. While the gains and losses due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each $.01 increase in the exchange rate, our annual tax expense increases by $3.9 million and the converse would be true.

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 6.1 billion square feet (3/8” basis) or 5.2 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.2 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, and No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002 and No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 9, 2005

Consolidated Balance Sheets
Dollar amounts in millions

	December 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$544.7	$925.9
Short-term investments	608.2	—
Receivables, net	185.5	136.1
Inventories	215.7	177.5
Prepaid expenses and other current assets	15.9	11.1
Deferred income taxes	26.7	51.7
Current assets of discontinued operations	7.4	22.8
Total current assets	1,604.1	1,325.1
Timber and timberlands	91.8	94.8
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	101.4	102.1
Buildings	229.3	230.5
Machinery and equipment	1,430.6	1,390.2
Construction in progress	42.1	55.5
	1,803.4	1,778.3
Accumulated depreciation	(1,027.8)	(988.2)
Net property, plant and equipment	775.6	790.1
Goodwill, net of amortization	276.7	276.7
Other intangible assets, net of amortization	6.9	10.0
Notes receivable from asset sales	403.8	403.8
Investments in and advances to affiliates	132.7	98.8
Long-term investments	30.2	—
Restricted cash	65.5	110.7
Other assets	30.7	39.1
Long-term assets of discontinued operations	32.6	55.3
Total assets	$3,450.6	$3,204.4

See Notes to Financial Statements

Consolidated Balance Sheets (Continued)
Dollar amounts in millions, except per share

	December 31
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$178.0	$8.3
Accounts payable and accrued liabilities	250.0	251.3
Current portion of contingency reserves	12.0	43.0
Total current liabilities	440.0	302.6
Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other debt	226.0	624.2
Total long-term debt	622.5	1,020.7
Deferred income taxes	517.5	407.7
Contingency reserves, excluding current portion	42.1	55.6
Other long-term liabilities	60.7	106.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 116,937,022 shares issued	116.9	116.9
Additional paid-in capital	440.0	442.3
Retained earnings	1,406.2	1,018.1
Treasury stock, 6,795,867 shares and 10,474,514 shares, at cost	(127.4)	(195.2)
Accumulated comprehensive loss	(67.9)	(71.2)
Total stockholders’ equity	1,767.8	1,310.9
Total liabilities and stockholders’ equity	$3,450.6	$3,204.4

See Notes to Financial Statements

Consolidated Statements of Income

Amounts in millions, except per share

	Year ended December 31
	2004	2003	2002
Net sales	$2,849.4	$2,280.7	$1,576.2
Operating costs and expenses:
Cost of sales	1,741.7	1,512.2	1,264.0
Depreciation, amortization and cost of timber harvested	143.6	132.3	136.0
Selling and administrative	166.2	167.2	134.1
Other operating credits and charges, net	28.7	15.2	29.5
(Gain) loss on sale of and impairment of long-lived assets, net	18.3	(118.2)	(61.3)
Total operating costs and expenses	2,098.5	1,708.7	1,502.3
Income from operations	750.9	572.0	73.9
Non-operating income (expense):
Interest expense, net of capitalized interest	(65.3)	(88.5)	(95.8)
Interest income	45.6	33.8	32.8
Loss on early extinguishment of debt	(41.5)	(1.5)	—
Foreign exchange gains (losses)	9.7	1.0	(3.2)
Total non-operating income (expense)	(51.5)	(55.2)	(66.2)
Income from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliates	699.4	516.8	7.7
Provision for income taxes	279.7	233.8	15.2
Minority interest in net loss of consolidated subsidiaries	—	—	(0.9)
Equity in (earnings) of unconsolidated affiliates	(3.8)	(1.9)	(2.8)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	423.5	284.9	(3.8)
Loss from discontinued operations before taxes	(4.6)	(20.6)	(88.7)
Income tax benefit	(1.8)	(8.1)	(34.3)
Loss from discontinued operations	(2.8)	(12.5)	(54.4)
Income (loss) before cumulative effect of change in accounting principle	420.7	272.4	(58.2)
Cumulative effect of change in accounting principle, net of tax	—	0.1	(3.8)
Net income (loss)	$420.7	$272.5	$(62.0)
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$3.91	$2.70	$(0.03)
Income (loss) per share from discontinued operations	(0.03)	(0.12)	(0.53)
Cumulative effect of change in accounting principle per share	—	—	(0.03)
Net income (loss) per share	$3.88	$2.58	$(0.59)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$3.87	$2.68	$(0.03)
Income (loss) per share from discontinued operations	(0.03)	(0.12)	(0.53)
Cumulative effect of change in accounting principle per share	—	—	(0.03)
Net income (loss) per share	$3.84	$2.56	$(0.59)
Cash dividends per share of common stock	$0.30	$—	$—
Average shares of common stock used to compute net income (loss) per share:
Basic	108.3	105.5	104.6
Diluted	109.6	106.5	104.6

See Notes to Financial Statements.

Consolidated Statements of Cash Flows

Dollar amounts in millions

	Year ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$420.7	$272.5	$(62.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	145.1	141.3	157.6
Minority interest in net loss of consolidated subsidiaries	—	—	(0.9)
Earnings of unconsolidated affiliates	(4.3)	(1.9)	(2.8)
Other operating credits and charges, net	15.2	6.6	3.6
(Gain) loss on sale of and impairment of long-lived assets	12.3	(98.7)	(10.7)
Exchange (gain) loss on remeasurement	(13.9)	6.9	1.0
Loss on early extinguishment of debt	41.5	1.5	—
Tax effect of exercise of stock options	13.7	2.7	—
Cumulative effect of change in accounting principle	—	(0.1)	6.3
Cash settlements of contingencies	(50.4)	(52.4)	(52.3)
Increase in contingency reserves	5.6	30.0	27.2
Other adjustments	(46.2)	(17.9)	(1.1)
Decrease (increase) in receivables	(47.0)	4.5	50.0
Decrease (increase) in inventories	(26.0)	0.4	2.1
Decrease (increase) in prepaid expenses	(5.0)	0.5	7.6
Increase (decrease) in accounts payable and accrued liabilities	(0.3)	33.7	(20.4)
Increase (decrease) in deferred income taxes	140.5	179.8	(16.7)
Net cash provided by operating activities	601.5	509.4	88.5
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment and timber additions	(147.7)	(86.6)	(41.8)
Proceeds from timber and timberlands sales	—	84.5	103.3
Proceeds from asset sales	40.4	44.0	45.8
Return of capital from unconsolidated subsidiary	—	365.8	—
(Increase) decrease in restricted cash from asset sales	—	37.1	(37.1)
Cash paid for purchase of investments	(2,598.1)	—	—
Proceeds from sale of investments	1,960.4	—	—
Acquisitions	—	—	(3.3)
Investments in and advances to affiliates	(32.0)	(1.6)	—
Other investing activities, net	3.4	(0.2)	4.8
Net cash provided by (used in) investing activities	(773.6)	443.0	71.7
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under revolving credit lines	(6.0)	(32.0)	(40.0)
Long-term borrowings	—	0.4	—
Repayment of long-term debt	(260.0)	(53.0)	(32.6)
Cash dividends	(32.6)	—	—
Sale of common stock under equity plans	41.2	19.2	—
Increase (decrease) in restricted cash under letters of credit	45.2	(102.9)	—
Other financing activities, net	(3.6)	2.9	(11.9)
Net cash used in financing activities	(215.8)	(165.4)	(84.5)
EFFECT OF EXCHANGE RATE ON CASH	6.7	1.6	—
Net increase (decrease) in cash and cash equivalents	(381.2)	788.6	75.7
Cash and cash equivalents at beginning of year	925.9	137.3	61.6
Cash and cash equivalents at end of year	$544.7	$925.9	$137.3

See Notes to Financial Statements.

Consolidated Statements of Stockholders’ Equity

Dollar and share amounts in millions, except per share amounts

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
BALANCE AS OF DECEMBER 31, 2001	116.9	$116.9	12.4	$(230.6)	440.9	$807.6	$(53.9)	$1,080.9
Net loss	—	—	—	—	—	(62.0)	—	(62.0)
Issuance of shares for employee stock plans and for other purposes	—	—	—	0.4	6.1	—	—	6.5
Other comprehensive loss	—	—	—	—	—	—	(19.2)	(19.2)
BALANCE AS OF DECEMBER 31, 2002	116.9	116.9	12.4	(230.2)	447.0	745.6	(73.1)	1,006.2
Net income	—	—	—	—	—	272.5	—	272.5
Issuance of shares for employee stock plans and for other purposes, and other transactions	—	—	(1.9)	35.0	(4.7)	—	—	30.3
Other comprehensive income	—	—	—	—	—	—	1.9	1.9
BALANCE AS OF DECEMBER 31, 2003	116.9	116.9	10.5	(195.2)	442.3	1,018.1	(71.2)	1,310.9
Net income	—	—	—	—	—	420.7	—	420.7
Issuance of shares for employee stock plans and for other purposes, and other transactions	—	—	(3.8)	71.3	(16.0)	—	—	55.3
Cash dividends, $0.30 per share	—	—	—	—	—	(32.6)	—	(32.6)
Purchase of shares for treasury	—	—	0.1	(3.5)	—	—	—	(3.5)
Tax benefit of employee stock plan transactions	—	—	—	—	13.7	—	—	13.7
Other comprehensive income	—	—	—	—	—	—	3.3	3.3
BALANCE AS OF DECEMBER 31, 2004	116.9	$116.9	6.8	$(127.4)	$440.0	$1,406.2	$(67.9)	$1,767.8

See Notes to Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31
	2004	2003	2002
Net income (loss)	$420.7	$272.5	$(62.0)
Other comprehensive income (loss), net of tax (see Note 23)
Foreign currency translation adjustments	2.2	4.4	(5.2)
Minimum pension liability and intangible asset adjustments	0.6	(2.7)	(15.2)
Unrealized gain on derivative financial instruments	0.7	0.1	1.0
Other	(0.2)	0.1	0.2
Other comprehensive income (loss), net of tax	3.3	1.9	(19.2)
Comprehensive income (loss)	$424.0	$274.4	$(81.2)

See Notes to Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature Of Operations

Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to our U.S. operations, the Company also maintains manufacturing facilities in Canada and Chile through foreign subsidiaries and joint ventures. The principal customers for the Company’s building products are retail home centers, builders, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia, Europe and South America.

On May 8, 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets (the divesture plan) in order to focus operations in selected business segments and to significantly reduce LP’s debt. In July 2003, LP announced further divestures. See Note 22 for further discussion on divestitures.

See Note 24 below for further information regarding LP’s products and segments.

Use Of Estimates In The Preparation Of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in the Notes entitled “Income Taxes,” “Retirement Plans and Postretirement Benefits,” “Stockholders’ Equity,” “Other Operating Credits and Charges, Net,” “Gain (Loss) on Sale of and Impairment of Long-Lived Assets, Net” and “Contingencies.”

Consolidation

The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries. Intercompany transactions are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interest. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have effective control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20% and 50%. The cost method of accounting is used for investments when LP has less than 20% ownership interest or the Company does not have the ability to exercise significant influence, and for investments in Qualified Special Purpose Entities. Those investments are carried at cost and are adjusted only for other-than temporary declines in their fair value. The carrying value of these investments is on LP’s Consolidated Balance Sheet under the heading “Investments in and advances to affiliates”. LP’s equity in the income and losses of these investments is shown in the income statement under the heading “Equity in (earnings) loss of unconsolidated affiliates.” See Note 8 for further discussion of these investments and advances. LP does not consolidate Qualified Special Purpose Entities, as defined in SFAS 140 (see Note 12 for further discussion).

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock compensation plans) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2004	2003	2002
	Dollar and share amounts in millions, except per share amounts
Numerator:
Income attributed to common shares:
Income from continuing operations	$423.5	$284.9	$(3.8)
Income (loss) from discontinued operations	(2.8)	(12.5)	(54.4)
Cumulative effect of change in accounting principle	—	0.1	(3.8)
Net income (loss)	$420.7	$272.5	$(62.0)
Denominator:
Basic—weighted average common shares outstanding	108.3	105.5	104.6
Dilutive effect of employee stock plans	1.3	1.0	—
Diluted shares outstanding	109.6	106.5	104.6
Basic earnings per share:
Income (loss) from continuing operations	$3.91	$2.70	$(0.03)
Income (loss) from discontinued operations	(0.03)	(0.12)	(0.53)
Effect of change in accounting principle	—	—	(0.03)
Net income (loss) per share	$3.88	$2.58	$(0.59)
Diluted earnings per share:
Income (loss) from continuing operations	$3.87	$2.68	$(0.03)
Income (loss) from discontinued operations	(0.03)	(0.12)	(0.53)
Effect of change in accounting principle	—	—	(0.03)
Net income (loss) per share	$3.84	$2.56	$(0.59)

As of December 31, 2004, 2003 and 2002, LP had 208,000, 2,720,000 and 6,840,000 shares and stock options outstanding that were considered anti-dilutive or not in-the-money for the purpose of LP’s earnings per share calculation.

Cash And Cash Equivalents

LP considers all highly liquid securities with maturities of three months or less at the time of purchase to be cash equivalents.

Investments

LP’s short-term and long-term investments are classified as available-for-sale as defined by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are stated at estimated fair value. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses are recorded within the consolidated statements of income under the caption non-operating income or expense. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 2 for further discussion.

Fair Value of Financial Instruments

LP has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flow. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. When these estimates approximate carrying value, no separate disclosure is shown.

Inventory

Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for most log and lumber inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost.

Timber And Timberlands

Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harveting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of acquisition). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the original life of the license. Cost of timber harvested also includes the amortization of the timber licenses.

Property, Plant And Equipment

Property, plant and equipment, including capitalized interest, are recorded at cost. Depreciation for financial statement purposes is provided principally using the units of production method for machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings, land improvements and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line lives for the principal classes of property range from three to twenty years.

Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2004, 2003, and 2002 was $4.2 million, $0.4 million and $0.1 million.

Asset Impairments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which LP adopted in January 2002, long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future net cash flows from the use and eventual disposition of the asset. These undiscounted cash flows are based upon management’s estimate of future cash inflows and outflows. The key assumptions in estimating these cash flows include future pricing of commodity products and future estimates of expenses to be incurred. When impairment is indicated, the book values of the assets are written down to their estimated fair value. See Note 17 for a discussion of charges in 2004, 2003, and 2002 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

Deferred Income Taxes

Deferred income taxes, reflecting the impact of temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes, are based upon tax laws enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 10 for further discussion of deferred taxes.

Stock-Based Compensation

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 14 for further discussion of LP’s stock plans. The following table illustrates the effect on net income (loss) and net income (loss) per share that would have resulted if LP had applied the fair value recognition provisions of SFAS  No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. See additional discussion below under the heading “Recent and Prospective Accounting Pronouncements.”

	Year Ended December 31,
	2004	2003	2002
	Dollar amounts in millions, except per share amounts
Net income (loss), as reported	$420.7	$272.5	$(62.0)
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	9.5	5.2	2.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.1)	(8.4)	(4.2)
Pro forma net income (loss)	$419.1	$269.3	$(64.0)
Net income (loss) per share—basic, as reported	$3.88	$2.58	$(0.59)
Net income (loss) per share—diluted, as reported	$3.84	$2.56	$(0.59)
Net income (loss) per share—basic, pro forma	$3.87	$2.55	$(0.61)
Net income (loss) per share—diluted, pro forma	$3.82	$2.53	$(0.61)

Treasury Stock

LP records treasury stock purchased at cost. In August and November 2004, LP repurchased 83,824 shares and 63,000 shares of common stock at $23.62 and $24.01 per share for its treasury at an aggregate cost of $3.5 million.

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

For all periods presented, LP utilized forward purchase contracts in the normal course of its operations as a means of managing price risks on the purchase of energy. These contracts generally meet the definition of “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and

Hedging Activities,” as amended, and are therefore not required to be recorded at fair value. In the event that a contract does not meet the definition of a “normal purchase” as a result of LP’s inability to use all of the energy under the contract, LP records such contracts at the estimated fair value with the corresponding gain or loss recorded in cost of sales (which resulted in a loss of  $2.6 million for the year ended December 31, 2003). In the event that a contract does not meet the definition of a “normal purchase” as a result of unforeseen circumstances outside of LP’s control, LP records such contracts at their fair value with the corresponding gain or loss recorded in other operating credits and charges, net. One such contract was subsequently cancelled in 2002 and LP recorded a gain of $7.4 million for the year ended December 31, 2002.

U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw material inventory. As of December 31, 2004, GreenFiber recognized $5.5 million in other comprehensive income to adjust these contracts to fair market value and, accordingly, LP has recorded its share ($2.75 million) in LP’s other comprehensive income. Additionally to date, LP has provided deferred taxes of  $0.9 million associated with this hedge.

Foreign Currency Translation

The functional currency for the Company’s Canadian subsidiaries is the U.S. dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of LP’s Chilean subsidiary is the Chilean Peso. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer being amortized. However, these indefinite life assets are tested for impairment on an annual basis, and when indicators of impairment are determined to exist, by applying a fair value based test. Also, under this statement, goodwill associated with an equity method investee is no longer amortized; however impairment of the investment (including goodwill) should be evaluated based upon Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” which requires an impairment test when factors indicate an impairment may exist. SFAS No. 142 was effective for LP beginning January 1, 2002. See Note 6 for discussion of the impact of LP’s adoption of this statement. LP performs the annual goodwill impairment test as of October 1 each year. LP completed its testing on all reporting units as of October 1, 2004 and determined that no impairment charges were required with respect to reported goodwill as of that date.

Restricted Cash

In accordance with LP’s credit facilities, discussed at Note 11, LP established restricted cash accounts. As of December 31, 2004, a majority of the restricted cash secures  letter of credit under LP’s revolving credit facility. Under this facility, LP may use cash in an amount equal to 105% of the outstanding letters of credit as collateral for such letters of credit in exchange for lower fees.

Revenue Recognition

Revenue is recognized when customers receive products and title has passed. The following criteria establish these facts: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

Asset Retirement Obligations

As of January 1, 2003, LP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that LP record future asset retirement obligations, which consist primarily of monitoring costs on closed landfills and timber reforestation obligations associated with LP’s timber licenses in Canada, in the period in which the obligation is incurred. These costs are recorded at fair value. When the related liability is initially recorded, LP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, LP recognizes a gain or loss for any difference between the settlement amount and the liability recorded. See Note 15 for further discussion.

Non-Cash Transactions

During 2003, in connection with the sale of various timberlands, LP received $410.0 million in notes receivable from the purchasers of such timber and timberlands. In a subsequent transaction, these notes were contributed to a Qualified Special Purpose Entity (QSPE) in an off-balance sheet transaction. See Note 12 for further discussion of this off-balance sheet transaction.

Other Operating Credits And Charges, Net

LP classifies significant amounts that management considers unrelated to core operating activities as Other operating credits and charges, net in the income statement. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2004, 2003, and 2002.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 states that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability and related intangible adjustments, and unrealized gains and losses on financial instruments qualifying for hedge accounting, and is presented in the accompanying Consolidated Statement of Comprehensive Income in accordance with SFAS No. 130. See Note 23 for further discussion.

Recent and Prospective Accounting Pronouncements

The FASB issued Interpretation No. 46 (FIN46), “Consolidation of Variable Interest Entities” effective December 31, 2003. This interpretation requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities were required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. LP does not have interests in any variable interest entities that are covered by FIN 46.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The adoption of this accounting principle is not expected to have a significant impact on LP’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for LP beginning in 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for LP beginning with the third quarter of 2005. LP has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. As a result of change in management organization structure in November of 2004, LP modified its segment reporting under SFAS No. 131, “Disclosures about Segments of Enterprise and Related Information.”

2. INVESTMENTS

Short-term and long-term investments held by LP are debt securities classified as available-for-sale. LP invests in publicly traded, highly liquid securities including U.S. treasuries, bank obligations, corporate obligations, auction rate securities and commercial paper. Under LP’s investment criteria, bank and corporate obligations carry a rating of at least A-1 and commercial paper must have the highest rating obtainable from one or more rating agencies. As of December 31, 2003, LP had no short-term or long-term cash investments in marketable securities. The following is a summary of the available for sale securities as of December 31, 2004:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	Dollar amounts in millions
At December 31, 2004
U.S. treasury and government agency securities	$126.7	$—	$0.1	$126.6
Commercial paper	131.6	—	—	131.6
Corporate obligations	99.1	—	0.3	98.8
Auction rate securities	281.4	—	—	281.4
Total marketable securities	$638.8	$—	$0.4	$638.4

All of these securities are available for immediate sale. The amortized cost and fair value of investments at December 31, 2004, by contractual maturity are shown below:

	Amortized	Fair
	Cost	Value
	Dollar amounts in millions
At December 31, 2004
Due in one year or less	$608.4	$608.2
Due in one to five years	30.4	30.2
Total marketable securities	$638.8	$638.4

Proceeds from sales and maturities of short-term investments totaled $2.0 billion for 2004 with $1.7 billion resulting from auction rate securities which effectively mature on a 28 or 35 day cycle. The gross realized gains and losses related to the sales of short-term investments were not material for the year ended December 31, 2004. Net unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.

The following table provides a summary of the securities in a gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in an unrealized loss position at December 31, 2004:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	Dollar amounts in millions
At December 31, 2004
U.S. treasury and government agency securities	$109.6	$0.1	$—	$—	$109.6	$0.1
Commercial paper	108.4	—	—	—	108.4	—
Corporate obligations	91.5	0.3	—	—	91.5	0.3
Total marketable securities	$309.5	$0.4	$—	$—	$309.5	$0.4

LP believes that the unrealized losses above are minor, resulting from differences in market value and amortized cost of the securities. These unrealized losses are considered temporary, as LP expects to recover substantially all of its costs related to these investments prior to sale or maturity.

3. RECEIVABLES

	December 31,
	2004	2003
	Dollar amounts in millions
Trade receivables	$118.5	$89.5
Income tax receivables	29.0	—
Interest receivables	4.4	3.9
Other receivables	35.8	45.0
Allowance for doubtful accounts	(2.2)	(2.3)
	$185.5	$136.1

As described in Note 11, the majority of LP’s trade receivables secure borrowings under a revolving credit facility. Other receivables at December 31, 2004 and 2003, primarily consist of insurance settlements, short term notes receivable, Canadian sales tax receivables and other items.

4. INVENTORIES

Inventories consisted of the following (work-in-process is not material):

	December 31,
	2004	2003
	Dollar amounts in millions
Logs	$56.7	$39.5
Other raw materials	40.2	23.5
Finished products	113.7	105.7
Supplies	7.8	12.9
LIFO reserve	(2.7)	(4.1)
Total	$215.7	$177.5
Inventory included in current assets of discontinued operations
Logs	$3.4	$9.6
Other raw materials	—	11.3
Finished products	3.8	4.0
Supplies	0.2	1.6
LIFO reserve	—	(3.7)
Total	$7.4	$22.8

A reduction in LIFO inventories in 2004 resulted in a reduction in cost of sales of $1.1 million. Additionally, a reduction in LIFO inventories included in current assets of discontinued operations resulted in a reduction to cost of sales included in income (loss) from discontinued operations of  $3.7 million for the year ended December 31, 2004 and $30 million for year ended December 31, 2003.

5. NOTES RECEIVABLE FROM ASSET SALES

Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP’s limited recourse notes payable (see Note 11). LP monitors the collectibility of these notes on a regular basis.

	Interest Rate	December 31,
	2004	2004	2003
	Dollar amounts in millions
Notes Receivable (unsecured), maturing 2008 - 2012, interest rates fixed	5.6 - 7.5%	$49.9	$49.9
Notes Receivable (secured), maturing 2006 - 2018, interest rates fixed	6.8 - 7.3%	353.9	353.9
		$403.8	$403.8

The weighted average interest rate for all notes receivable from asset sales at December 31, 2004 and 2003 was approximately 7.0 percent. The notes mature as follows:

Dollar amounts in millions
Year ended December 31
2005	$—
2006	70.8
2007	—
2008	74.4
2009	20.0
2010 and after	238.6
Total	$403.8

LP estimates that the fair value of these notes at December 31, 2004 and 2003 was approximately $433 million and $442 million, respectively.

6. GOODWILL

Goodwill by operating segment is as follows:

	December 31,
	2004	2003
	Dollar amounts in millions
OSB	$232.5	$232.5
Siding	35.6	35.6
Other	8.6	8.6
	$276.7	$276.7

As part of the initial impairment test required under SFAS No. 142, LP determined that $6.3 million of goodwill recorded in the Engineered Wood Products segment was impaired as of January 1, 2002 based upon the net present value of estimated future cash flows. The resulting charge of $3.8 million was recorded as a “cumulative effect of change in accounting principle, net of taxes” as of January 1, 2002.

7. OTHER INTANGIBLE ASSETS

LP has recorded intangible assets (other than goodwill) in its Consolidated Balance Sheets, as follows:

	December 31,
	2004	2003
	Dollar amounts in millions
Goodwill associated with equity investment in GreenFiber (recorded in Investments in and advances to affiliates)	$16.6	$16.6
SFAS No. 87 pension intangible asset	4.7	7.4
Other	2.2	2.6
Total other intangible assets	6.9	10.0
Total intangible assets	$23.5	$26.6

See Note 13 for discussion of the SFAS No. 87, “Employers Accounting for Pension” intangible asset.

8. INVESTMENTS IN AND ADVANCES TO AFFLIATES

LP has investments in affiliates that are accounted for under both the equity method and the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

	December 31,
	2004	2003
	Dollar amounts in millions
Investments accounted for under the equity method	$59.1	$52.9
Investments accounted for under the cost method (see Note 12)	44.5	44.5
Advances to equity method investees	29.1	1.4
	$132.7	$98.8

At December 31, 2004, LP’s significant equity method investees, its approximate ownership interest and principle business activity in each investee were as follows:

	Ownership%
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products
Abitibi—LP	50%	Established to construct and operate jointly owned I-Joist facilities in Eastern Canada.
Canfor—LP	50%	Established to construct and jointly operate an OSB facility in British Columbia, Canada.

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to these entities as well as purchases products for resale. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the year ended December 31, 2004, LP sold $22.1 million of OSB to Abitibi-LP and purchased $62.5 million of I-joist from Abitibi-LP.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2004	2003
	Dollar amounts in millions
Accounts payable	$139.5	$118.9
Salaries and wages payable	44.1	46.9
Taxes other than income taxes	9.0	11.7
Workers’ compensation	12.8	11.7
Accrued interest	13.2	16.2
Other accrued liabilities	27.2	26.9
Income taxes payable	4.2	19.0
	$250.0	$251.3

Other accrued liabilities at December 31, 2004 and 2003 primarily consist of accrued rent, timber liabilities, current portion of warranty liabilities and other items.

10. INCOME TAXES

Income (loss) before taxes was taxed in domestic and foreign jurisdictions, as follows:

	Year Ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Domestic	$482.0	$481.7	$7.0
Foreign	216.6	16.6	(90.5)
	$698.6	$498.3	$(83.5)

Income (loss) before taxes is reflected in the Consolidated Statements of Income as follows:

	Year Ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Income from continuing operations before taxes, minority interest and equity in earnings of unconsolidated affiliates	$699.4	$516.8	$7.7
Minority interest in net income (loss) of consolidated subsidiary	—	—	(0.9)
Equity in earnings of unconsolidated affiliates	(3.8)	(1.9)	(2.8)
Income (loss) from continuing operations	703.2	518.7	11.4
Income (loss) from discontinued operations	(4.6)	(20.6)	(88.7)
Cumulative effect of change in accounting principle	—	0.2	(6.2)
	$698.6	$498.3	$(83.5)

Provision (benefit) for income taxes includes the following:

	Year Ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Current tax provision (benefit):
U.S. federal	$46.8	$40.4	$(4.2)
State and local	5.1	2.4	0.7
Foreign	92.3	9.2	11.2
Net current tax provision (benefit)	144.2	52.0	7.7
Deferred tax provision (benefit):
U.S. federal	123.5	130.6	(5.1)
State and local	13.0	13.8	(0.5)
Foreign	(2.8)	29.4	(23.6)
Net deferred tax provision (benefit)	133.7	173.8	(29.2)
Total income tax provision (benefit)	$277.9	$225.8	$(21.5)

The income tax provision (benefit) has been allocated in accordance with SFAS No. 109, “Accounting for Income Taxes,” and has been recorded in the financial statements as follows:

	Year Ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Continuing operations	$279.7	$233.8	$15.2
Discontinued operations	(1.8)	(8.1)	(34.3)
Cumulative effect of accounting change	—	0.1	(2.4)
Total income tax provision (benefit)	$277.9	$225.8	$(21.5)

Income tax paid (received) during 2004, 2003, and 2002 was $183.5 million, $29.9 million and $(41.6) million, respectively. Additionally, included in LP’s Consolidated Balance Sheet at December 31, 2004 is an income tax receivable of $29 million.

The income tax effects of LP’s share of the income or loss of GreenFiber and Canfor-LP OSB Limited Partnership in 2004, 2003 and 2002 are recorded in the line item “Provision (benefit) for income taxes” in LP’s consolidated income statement, while LP’s share of the pre-tax income (loss) is recorded in the line item “Equity in (earnings) loss of unconsolidated affiliate.”

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
	2004	2003
	Dollar amounts in millions
Property, plant and equipment	$123.8	$121.3
Timber and timberlands	41.7	41.2
Inventories	(7.5)	(7.0)
Accrued liabilities	(64.2)	(86.5)
Contingency reserves	(.8)	(1.0)
Benefit of capital loss and NOL carryovers	(18.0)	(61.2)
Benefit of foreign ITC carryover	—	(1.4)
Benefit of state tax credit carryover	(1.9)	(1.7)
Benefit of U.S. alternative minimum tax credit	(25.6)	(41.5)
Installment sale gain deferral	268.1	268.1
Tax on undistributed foreign income	144.3	95.1
Deferred financial income	16.6	17.8
Other	1.0	4.5
Valuation allowance	13.3	8.3
Net deferred tax liability	490.8	356.0
Net current deferred tax assets	(26.7)	(51.7)
Net non-current deferred tax liabilities	$517.5	$407.7

The $18 million of capital loss and net operating loss (NOL) carryovers included in the above table consists of $7 million of state NOL carryovers, net of federal tax, which will expire in various years through 2022 and $11 million of Canadian capital loss carryovers which may be carried forward indefinitely. LP has recorded a valuation allowance against the entire Canadian capital loss carryover; $1 million of the state NOL carryover; and $1 million of the state tax credit carryover.

U.S. taxes have not been provided on approximately $396.0 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law, are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in its foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

Management is currently evaluating recent tax law changes under the American Jobs Creation Act of 2004, which created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations as well as uncertainty as to how to interpret numerous provisions in the Act. As of this time, LP has not concluded its analysis to determine whether, and to what extent, it might repatriate these unremitted foreign earnings. Based on LP’s analysis to date, it is possible that it may repatriate funds of $0 to $400 million, with a respective tax liability ranging from $0 to $50 million. LP has recognized a deferred tax liability for some of its prior and current years’ unremitted foreign earnings that it has determined are not to be indefinitely reinvested in its foreign operations, and shall continue doing so during the period in which it evaluates the effect of the Act. Until its analysis is complete, LP is not able to determine what impact, if any, repatriation of unremitted foreign earnings would have on its deferred tax liability. It is possible that a repatriation of foreign earnings would result in a net decrease to LP’s recorded deferred tax liabilities. LP expects to be able to finalize its assessment by the quarter ending September 30, 2005.

LP’s reserve for tax contingencies related to issues in the United States and foreign locations was $6.0 million at December 31, 2004 and $7.6 million at December 31, 2003. This balance is the Company’s best estimate of the potential liability for known tax contingencies. The decline in the tax contingency reserve was primarily due to the closure of audits in the United States, partially offset by current year requirements for asserted and unasserted items. Inherent uncertainties exist in the process of estimating tax contingencies for various reasons, including, but not limited to, the complexity of tax laws and regulations and changing interpretations of such laws and regulations through administrative processes and the tax court systems of the various taxing jurisdictions. Based upon information currently available, management believes that resolution of tax contingencies will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31
	2004	2003	2002
Federal tax rate	35%	35%	(35)%
State and local income taxes	3	4	(1)
Revisions to estimates recorded in prior years	—	—	5
Effect of foreign exchange gain (loss)	3	6	3
Other, net	(1)	—	2
	40%	45%	(26)%

11. LONG-TERM DEBT

	Interest Rate	December 31,
	2004	2004	2003
		Dollar amounts in millions
Debentures:
Senior notes, maturing 2005, interest rates fixed	8.5%	$170.4	$174.1
Senior notes, maturing 2010, interest rates fixed	8.875	199.5	199.4
Senior subordinated notes, maturing 2008, interest rates fixed (callable November 2005)	10.875	6.4	200.0
Bank credit facilities:
Chilean term credit facility, repaid in 2004, interest rate variable	—	—	6.0
Accounts receivable securitization, expiring in 2007, interest rate variable	—	—	—
U.S. revolving credit facility, expiring in 2009, interest rates variable	—	—	—
Canadian revolving credit facility, expiring in 2006, interest rates variable	—	—	—
Limited recourse notes payable:
Senior notes, payable 2008-2012, interest rates fixed	7.1 - 7.5	47.9	47.9
Senior notes, payable 2006-2018, interest rates fixed	6.8 - 7.3	348.6	348.6
Project revenue financing:
Project revenue bond financings, payable through 2022, interest rates variable	1.23 - 1.25	22.8	30.8
Other financings:
Other, interest rates vary		4.9	22.2
Total		800.5	1,029.0
Current portion		(178.0)	(8.3)
Net long-term debt		$622.5	$1,020.7

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimates the limited recourse notes payable have a fair value of approximately $431 million and $436 million at December 31, 2004 and 2003. LP estimates the Senior notes maturing in 2005 and 2010 have a fair market value of $175 million and $238 million at December 31, 2004 and $187 million and $235 million at December 31, 2003 based upon market indications. LP estimates the senior subordinated notes have a fair market value of $7 million and $237 million at December 31, 2004 and December 31, 2003 based upon market quotes.

The underlying assets of the related manufacturing facility typically secure project revenue financings.

In 1997, LP issued $47.9 million of senior notes in a private placement to institutional investors. The notes mature in principal amounts of $20 million in 2008, $20 million in 2009, and $7.9 million in 2012. They are secured by $50 million in notes receivable from Sierra Pacific Industries. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.

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

LP’s borrowing arrangements and, in particular, the indenture associated with the $200 million ($6.4 million outstanding at December 31, 2004) of 10.875% senior subordinated notes due 2008, contain a number of covenants, which restrict LP’s activities. In addition, most of LP’s debt agreements contain cross-default or cross-acceleration clauses to LP’s other significant debt agreements.

In connection with LP’s issuance of senior subordinated notes, LP entered into an indenture that restricts LP’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to, among other things: (1) incur debt; (2) incur liens; (3) make acquisitions; (4) make investments, including loans and advances; (5) engage in mergers, consolidations or sales of assets; (6) enter into sale and leaseback transactions; (7) engage in transactions with affiliates; and (8) pay dividends or engage in stock redemptions. In connection with the repurchase of a majority of these notes, substantially all of the restrictive covenants contained in the indenture are suspended so long as LP maintains a credit rating of BB- or above with S&P and Ba3 or above with Moody’s, which suspension will become permanent if such credit ratings are maintained for twelve consecutive months from March 25, 2004. As of December 31, 2004, LP’s credit rating were

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Baa3	BBB -

In September 2004, LP entered into a new five-year revolving credit facility and terminated its former secured letter of credit facility. The new facility, which will expire in September 2009, provides for committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, LP may increase its borrowing capacity under the facility by up to an additional $100 million. The facility allows LP to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2004, LP had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $58.9 million as December 31, 2004 and were cash collateralized with approximately $62.1 million.

In November 2004, LP renewed an accounts receivable secured revolving credit facility providing for up to $100 million (at December 31, 2004) of borrowing capacity. At December 31, 2004, there were no outstanding borrowings under this facility. The structure of this facility required LP to maintain a wholly owned non-qualifying special purpose entity, which is consolidated in accordance with SFASNo. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This entity purchases accounts receivable from LP and borrows from a third party using the receivables as collateral. The transaction is treated as a secured borrowing because the Company has the right to terminate early any borrowings outstanding, allowing LP to retain effective control over the receivables. The pledged receivables outstanding and the corresponding debt are included as Receivables and Long-term Debt on LP’s Consolidated Balance Sheet. At December 31, 2004, borrowings under this facility bore interest at approximately commercial paper rates plus 0.5%. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The facility contains a provision under which specified downgrades of LP’s long-term unsecured senior debt rating could cause an amortization event under this facility.

Louisiana Pacific Canada Ltd (LP Canada) has a $10 million (Canadian) unsecured revolving credit facility. LP’s ability to obtain letters of credit under this facility ends in January 2006, and the facility expires in January 2007. The facility allows LP Canada to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2004, LP Canada had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $3.2 million as December 31, 2004 and were cash collateralized with $3.3 million.

In December 2000, Louisiana Pacific Chile SA entered into a five-year term credit facility with a Chilean bank. The facility is for an amount up to $10 million. At December 31, 2004, no borrowings were outstanding. The facility bears interest at LIBOR plus .9%. The proceeds from the facility were used to fund working capital of an OSB plant in Chile. The facility required us to maintain a funded debt to capitalization ratio, each as defined, of not more than .55 to 1.0. Borrowings under the facility were secured.

The weighted average interest rate for all long-term debt at December 31, 2004 and 2003 was approximately 7.7 percent and 8.1 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31
2005	$178.0
2006	70.6
2007	0.7
2008	74.3
2009	28.4
2010 and after	448.5
Total	$800.5

Cash paid during 2004 and 2003 for interest (net of capitalized interest) was $68.3 million and $89.8 million.

During the years ended December 31, 2004 and 2003, LP repurchased $197.4 million of its publicly traded debt obligations ($193.6 million of the 10.875% Subordinated Notes and $3.8 million of the 8.5% Senior Notes) and $15.7 million ($15.7 million of the 8.5% Senior Notes). In connection with these repurchases, LP recorded charges of $41.5 million and $1.5 million to reflect the premiums paid and certain transaction costs for the years ended December 31, 2004 and 2003.

12. OFF-BALANCE SHEET ARRANGEMENT

In connection with the sale of LP’s southern timber and timberlands in 2003, LP received cash of $26.4 million and notes receivable of $410.0 million from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner: (i) LP contributed the notes receivable to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140, (ii) the QSPE issued to unrelated third parties bonds and supported by a bank letter of credit which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable, the cash flow generated by the notes receivable generally will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE’s creditors generally will have no recourse to LP for the QSPE’s obligations (subject to the limited exception described below).

Pursuant to the arrangement described above, during 2003, LP contributed the $410.0 million of notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. LP’s retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the “Investments in and Advances to Affiliates” reflected on LP’s Consolidated Balance Sheet as of December 31, 2004. Management believes the book value of this investment approximates market value, as the interest rates on the notes receivable are variable.

In accordance with SFAS No. 140, the QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on LP’s consolidated balance sheet. The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors except to the extent of LP’s retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied. In general, the creditors of the QSPE have no recourse to LP’s assets, other than LP’s retained interest. However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2004. The estimated fair value of this guarantee is not material.

13. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Vesting generally occurs after 3 to 5 years of service. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP’s plans. LP contributes to multiple employer and multiemployer plans for certain employees covered by collective bargaining agreements.

Defined Benefit Plans

Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging up to 20 years. Benefit accruals under the two most significant plans, which account for more than 85% of the assets and benefit obligations in the tables below, are credited at a rate of 5% of eligible compensation with an interest credit based on the 30-year U.S. Treasury rate. The remaining defined benefit pension plans use a variety of benefit formulas.

LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2004 and 2003, the trust assets were valued at $14.4 million and $13.5 million and are included in other assets in LP’s Consolidated Balance Sheet. LP did not contribute to this trust in 2004 and contributed $1.6 million in 2003.

The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and the amounts recognized in the consolidated balance sheet for LP sponsored plans:

	December 31,
	2004	2003
	Dollar amounts in millions
Change in benefit obligation:
Benefit obligation—beginning of year	$251.2	$231.6
Service cost	10.0	10.6
Interest cost	14.6	15.0
Actuarial (gain) loss	8.3	19.1
Curtailments/settlements	.5	(1.3)
Foreign exchange rate changes	2.4	4.3
Benefits paid	(28.7)	(28.1)
Benefit obligation—end of year	$258.3	$251.2
Change in assets:
Fair value of assets—beginning of year	$179.0	$145.4
Actual return on plan assets	16.0	25.1
Employer contribution	48.6	33.1
Foreign exchange rate changes	2.0	3.5
Benefits paid	(28.7)	(28.1)
Fair value of assets—end of year	$216.9	$179.0
Reconciliation of funded status:
Funded status	$(41.4)	$(72.2)
Unrecognized actuarial loss	92.7	92.0
Unrecognized prior service cost	5.4	5.7
Unrecognized asset at transition	0.2	0.2
Prepaid benefit cost	$56.9	$25.7
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$3.1	$1.6
Accrued benefit liability	(28.4)	(60.3)
Intangible asset	4.7	5.6
Accumulated other comprehensive income (pre-tax)	77.5	78.8
Net amount recognized	$56.9	$25.7
Increase (decrease) in minimum liability included in other comprehensive income (net of income taxes):	$(2.1)	$(2.7)
Weighted-average assumptions for obligations as of October 31(measurement date):
Discount rate for obligations	5.59%	6.05%
Rate of compensation increase	4.06%	4.08%

The accumulated benefit obligation for all defined benefit plans was $243.4 million at October 31, 2004. There were no significant plans with plan assets in excess of benefit obligations at December 31, 2004.

Net periodic pension cost included the following components:

	Year Ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Service cost	$10.0	$10.6	$11.3
Interest cost	14.6	15.0	15.2
Expected return on plan assets	(15.5)	(14.9)	(15.5)
Amortization of prior service cost and net transition asset	0.9	1.1	1.3
Recognized net actuarial loss	5.6	5.3	2.2
Net periodic pension cost	$15.6	$17.1	$14.5
Loss due to curtailment	$2.4	$2.5	$4.4
Weighted-average assumptions for periodic pension cost:
Discount rate for pension cost	6.06%	6.25%	6.96%
Expected long-term rate of return on plan assets	7.86%	8.32%	8.62%

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

Plan Assets

The following table presents the weighted-average asset allocations as of the measurement dates of LP’s plans:

	2004	2003
	Dollar amounts in millions
Asset category
Equity securities	65.4%	59.3%
Debt securities	25.5	39.4
Other, including cash and cash equivalents	9.1	1.3
Total	100.0%	100.0%

LP’s investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. LP’s U.S. plans have recently added hedge funds and real return investment strategies to increase returns and reduce volatility and plan to invest in real estate in the future for the same reasons. LP’s plans do not currently invest in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility.

Cash Flows

LP expects to contribute $15 million to $20 million to its defined benefit plans in 2005.

The following table reflects the expected benefit payments from the plans:

Pension Benefits
Dollar amounts in millions
Year
2005	$13.7
2006	15.3
2007	16.6
2008	17.7
2009	18.7
2010 - 2014	106.4

Defined Contribution Plans

LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 2.9 million shares of LP common stock that represented approximately 34% of the total market value of plan assets at December 31, 2004.

In Canada, these plans are both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings for most employees and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).

Expenses related to defined contribution plans and multi-employer plans in 2004, 2003 and 2002 were $11.9 million, $10.9 million and $6.8 million.

Postretirement Benefits

LP has several plans that provide minimal postretirement benefits other than pensions, primarily for salaried employees in the US and certain groups of Canadian employees. The accrued postretirement benefit cost at December 31, 2004 was $8.7 million. Net expense related to these plans was not significant.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2004, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Shareholder Rights Plan

In May 1998, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one hundredth of a share of Preferred Stock, at an exercise price of $100.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock.

Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase a number of additional shares of common stock of LP having a total market value of twice the exercise price of each right. The rights expire in June 2008, but may be redeemed by action of the Board of Directors prior to that time at $.01 per right.

Stock Compensation Plans

LP grants options to key employees and directors to purchase LP common stock. The options are granted at 100 percent of market price at the date of grant. The options become exercisable over 3 years beginning one year after the grant date and expire 10 years after the date of grant. At December 31, 2004, 8,935,641 shares were available under the current stock award plan for future option grants and all other stock-based awards.

Changes in options outstanding and exercisable and weighted average exercise price were as follows:

	Number of Shares
	For the Year Ended December 31,
	2004	2003	2002
	Share amounts in thousands
Outstanding options
Options outstanding at January 1	5,860	6,372	4,929
Options granted	529	1,771	1,888
Options exercised	(3,326)	(1,856)	—
Options cancelled	(309)	(427)	(445)
Options outstanding at December 31	2,754	5,860	6,372
Options exercisable at December 31	1,511	2,897	3,702
Exercise price
Options granted	$21.36	$7.52	$8.11
Options exercised	$12.39	$10.25	—
Options cancelled	$13.32	$16.12	$15.66
Options outstanding	$14.35	$12.52	$13.51
Options exercisable	$16.94	$16.99	$16.39
Fair value at date of grant
Options granted	$9.46	$2.67	$3.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the actual option terms with the following assumptions: 1.1 percent to 3.5 percent dividend yield; volatility of 46 percent in 2004, 45 percent in 2003 and 45 percent in 2002; and an average risk free interest rate of 3.9 percent in 2004, 3.9 percent in 2003 and 5.4 percent in 2002.

Summary information about the Company’s stock options outstanding at December 31, 2004, is as follows:

	OUTSTANDING			EXERCISABLE
	Outstanding December 31, 2004	Weighted Average Contractual	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
Range of exercise prices	(in thousands)	Periods in Years		(in thousands)
$6.75 - $7.50	678	8.08	$7.29	29	$7.16
$7.51 - $8.10	463	7.09	8.10	218	8.09
$8.11 - $12.00	121	7.02	10.61	98	10.80
$12.01 - $14.00	216	5.17	12.40	211	12.37
$14.01 - $22.00	997	6.13	20.05	712	19.58
$22.01 - $28.00	279	2.51	24.65	243	24.74
$6.75 - $28.00	2,754	6.37	$14.35	1,511	$16.94

Performance-Contingent Stock Awards

LP has granted performance-contingent stock awards to senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a number of shares of LP common stock determined by comparing LP’s cumulative total stockholder return to the mean total stockholder return of five other forest products companies for the four-year period beginning in the year of the award. Awards were initially granted at a target share level. No awards have been granted since 2000. Depending on LP’s four-year total stockholder return, the actual number of shares issued at the end of the four-year period could range from zero to 200 percent of this target. LP did not record any compensation expense related to these awards in 2002 or before based on the cumulative stockholders return for the applicable periods, however due to the disability of one of the participants, LP was required to issue 23,102 shares in 2002 and recorded $0.2 million in expense. During 2003, due to LP’s stockholder return compared to the mean total stockholder return of four other forest products, LP recorded compensation expense of $1.6 million and $0.7 million in 2004. In 2004, the Compensation Committee of the Board of Directors approved the stock award at the 200% level. LP issued fifty percent of these shares (54,458 shares) on an unrestricted basis in early 2004 with the remaining award (54,458 shares) being issued as restricted stock with a vesting period of two years. Under the terms of the retirement of LP’s former Chief Executive Officer, 39,146 of these shares were further accelerated and restrictions on these shares were eliminated.

Incentive Share Awards

Beginning in 2001, LP has granted incentive share stock awards to selected senior executives as allowed under the current stock award plan. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. These awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants. Of these shares, 643,628 were issued in 2004 and 131,560 shares will vest and be issued on the anniversary of the original grant in January 2005. For the remaining awards related to 2004, if LP’s stock trades at or above $29.78 per share for five consecutive days prior to the end of the five-year period, the remaining awards will automatically vest. LP recorded compensation expense related to these awards in 2004, 2003 and 2002 of $2.9 million, $2.0 million and $0.5 million.

Changes in incentive stock awards were as follows:

	Number of Shares
	Year Ended December 31,
	2004	2003	2002
Incentive stock awards outstanding at January 1	675,309	409,950	193,550
Incentive stock awards granted	196,829	316,259	305,850
Incentive stock award shares issued	(643,628)	—	(7,550)
Incentive stock awards cancelled or forfeited	(41,246)	(50,900)	(81,900)
Incentive stock awards outstanding at December 31	187,264	675,309	409,950

Executive Loan Program

In November 1999, the subcommittee of the Compensation Committee approved an Executive Loan Program under which LP offered up to 1,700,000 shares of LP’s common stock for purchase prior to January 23, 2000, by LP’s executive officers, and other executives designated by its chief executive officer. In November 2000, this subcommittee of the Compensation Committee authorized additional loans under the Executive Loan Program during the 60-day period which ended January 23, 2001. Subsequent to this time, there have been no additional loans made. New loans are not permitted to be made to executive officers under provisions of the Sarbanes-Oxley Act of 2002.

Each loan was initially recorded as an offset to paid-in capital. In anticipation of loan forgiveness in 2004 through 2006 as described below, LP amortizes each loan and its accrued interest to expense over the period between its inception and the anticipated forgiveness dates. Under the terms of the agreement, if the executive remains continuously employed by LP through the following dates, the loan balance at that date will be forgiven in the following percentages:  January 23, 2004, 50% of the original principal; January 23, 2005, an additional 25% of the principal plus 50% of the accrued interest; and January 23, 2006, all remaining principal and accrued interest. In addition, if LP’s common stock has traded on the NYSE for at least five consecutive trading days at specified price levels or above during the 12-month period immediately preceding January 23, 2004 or 2005 and the executive remains employed by LP, the following additional percentages of the loan balance will be forgiven:  January 23, 2004, 25% of the principal and 50% of the accrued interest at a price level of $16.00 per share or 50% of the principal and 100% of the accrued interest at a price level of $20.00 per share; and January 23, 2005, all remaining principal and accrued interest at a price level of $18.00 per share. In January 2004, LP’s stock traded above $20.00 for five consecutive days and therefore as of January 23, 2004, the outstanding balance of the loans were completely forgiven. As a result, LP recorded compensation expense of $2.6 million in the 2004.

15.   ASSET RETIREMENT OBLIGATIONS

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

The activity in LP’s asset retirement obligation liability for 2004 and 2003 is summarized in the following table.

	Year ended December 31,
	2004	2003
	Dollar amounts in millions
Beginning balance	$ 2.6	$ 4.3
Accretion expense	0.1	0.2
Reversal of liability due to asset sales	—	(1.0)
Payments made	(0.5)	(1.0)
Other	—	0.1

Ending balance	$ 2.2	$ 2.6

16.   OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Year ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Additions to litigation reserves	$ (6.0)	$ (13.0)	$ (2.0)
Additions to product related contingency reserves	—	(6.7)	(27.2)
Revisions to environmental contingency reserves	2.8	(2.7)	(1.6)
Gain on insurance recoveries	—	29.3	1.9
Gain on substantial liquidation of LP’s investment in LP’s Chetwynd, British Columbia pulp mill	—	—	3.1
Loss on contract	—	(4.4)	—
Charges associated with corporate relocation	(12.5)	(1.7)	—
Charges associated CEO retirement	(13.1)	—	—
Loss related to assets and liabilities transferred under contractual obligation	—	(16.0)	—
Severance	—	—	(2.1)
Other	0.1	—	(1.6)
	$ (28.7)	$ (15.2)	$ (29.5)

2004

During 2004, LP recorded $28.7 million in Other operating credits and charges, net. The components of the net charges include:

•       an increase to litigation reserves of $6.0 million;

•       a gain of $2.8 million associated with the reversal of previously recorded environmental reserves;

•       a loss of $13.1 million associated with certain compensation arrangements impacted by the retirement  of LP’s Chief Executive Officer; and

•       a loss of $12.5 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

2003

During 2003, LP recorded $15.2 million in Other operating credits and charges, net. The components of the net charges include:

•       an increase to litigation reserves of $13.0 million;

•       a loss of $16.0 million related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific Cellulose (SPC) (see Note 18 for further discussion);

•       a loss of $6.7 million from increases in product related contingency reserves associated with the National OSB class action settlement (see Note 18 for further discussion);

•       a loss of $2.7 million associated with environmental reserves at LP’s Ketchikan Pulp Company (KPC) operations;

•       a loss of $4.4 million related to an energy contract associated with SPC

•       a gain of $29.3 million related to insurance recoveries for environmental costs incurred in prior years; and

•       a loss of $1.7 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

2002

During 2002, LP recorded $29.5 million in Other operating credits and charges, net. The components of the net charges include:

•       an increase to litigation reserves of $2 million;

•       an increase to product related contingency reserves of $27.2 million associated with the hardboard siding class action settlement (see in Note 18 for further discussion);

•       an increase in environmental contingency reserves of $1.6 million associated with KPC’s former log transfer facilities;

•       a gain of $1.9 million from business interruption insurance recoveries related to incidents at facilities that occurred in past years;

•       a gain of $3.1 million on the substantial liquidation of a LP’s investment in LP’s Chetwynd, British Columbia pulp mill;

•       a loss of $2.1 million due to severance incurred associated with the corporate restructuring that accompanied the divesture plan; and

•       a loss of $1.6 million associated with a sublease on LP’s corporate headquarters.

Severance

Over the course of the last three years, LP has entered into several restructuring plans in an effort to reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

	Year ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Beginning balance	$ 3.1	$ 4.7	$ 6.4
Charged to expense, continuing operations	3.1	3.3	2.1
Charged to expense, discontinued operations	0.3	2.5	7.6
Payments	(4.7)	(7.4)	(11.4)
Ending balance	$ 1.8	$ 3.1	$ 4.7

The balance of the accrued severance is included in the caption Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The balance as of December 31, 2004 is payable under contract through 2005. The majority of the severance expense is non-segment related.

17.   GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET

The major components of  “Gain (loss) on sale of and impairment of long-lived assets, net” in the Consolidated Statements of Income are reflected in the table below and are described in the paragraphs following the table.

	Year ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Impairment charges on long-lived assets	$ (17.7)	$ (1.6)	$ (19.6)
Gain on sale of timber	—	117.9	73.8
Gain (loss) on sale of other long-lived assets	(0.6)	1.9	7.1
	$ (18.3)	$ 118.2	$ 61.3

2004

During 2004, LP recorded a net loss on sale of and impairment of long-lived assets of $18.3 million. This net loss includes the following items:

•       an impairment charge of $13.0 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses, and $4.7 million on the write off of capitalized interest associated with facilities which were closed or sold in prior years; and

•       a net loss of  $0.6 million on the sale of various other assets.

2003

During 2003, LP recorded a net gain on sale of and impairment of long-lived assets of $118.2 million. This net gain includes the following items:

•       a gain of $117.9 million on the sale of LP’s timberlands as part of LP’s divesture plan;

•       an impairment charge of $1.6 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price; and

•       a gain of  $1.9 million on the sale of various other assets.

2002

During 2002, LP recorded a net gain on sale of and impairment of long-lived assets of $61.3 million. This net gain includes the following items:

•       a gain of $73.8 million on the sale of LP’s timberlands as part of LP’s divesture plan;

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

•       an impairment charge of $1.3 million based upon the then anticipated sale of LP’s Chetwynd British Columbia pulp mill. This impairment charge was based upon the difference between the carrying value of the assets minus the liabilities assumed by the buyer and the estimated sales price based upon a non-binding letter of intent; and

•       an impairment charge of $1.5 million on a closed plywood location to reduce the carrying value to its estimated sales price less selling costs.

18.   CONTINGENCIES

LP maintains reserves for various contingent liabilities as follows:

	As of December 31,
	2004	2003
	Dollar amounts in millions
Environmental reserves	$ 11.4	$ 17.9
OSB siding reserves	0.6	16.7
Hardboard siding reserves	37.2	43.7
Other	4.9	20.3
Total contingencies	54.1	98.6
Current portion	(12.0)	(43.0)
Long-term portion	$ 42.1	$ 55.6

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

LP maintains a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. LP’s estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time.

In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties.  There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•       Approximately $2 million of costs, relating to three sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

•       Approximately $4 million of costs, related to four transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

•       Approximately $0.2 million of costs, related to one site undergoing cleanup pursuant to federal or state environmental laws, where multiple parties are involved.

LP considers the financial condition of third parties subject to the cost sharing arrangements discussed above in determining the amounts to be reflected in LP’s environmental reserves. In addition, LP is a party to clean-up activities at two additional sites for which LP does not believe that the failure of a third party to discharge its allocated responsibility would significantly increase LP’s financial responsibility based on the manner in which financial responsibility has been, or is expected to be, allocated.

LP’s estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms.

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
	2004	2003	2002
	Dollar amounts in millions
Beginning balance	$ 17.9	$ 25.7	$ 40.5
Adjusted to expense (income) during the year	(3.1)	1.2	1.5
Reversal of liability due to sales of operations	—	—	(11.2)
Reclassification of reserves related to asset retirement obligations	—	(2.4)	—
Payments made	(3.4)	(6.6)	(5.1)
Ending balance	$ 11.4	$ 17.9	$ 25.7

During 2004 and 2003, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

During 2002, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs. During the year, LP sold several of the sites that were previously reserved for and therefore the reserves were no longer required. Included in this amount was $9.2 million in reversals associated with LP’s sale of the Chetwynd, British Columbia pulp mill.

OSB Siding Matters

In June 1996, the U.S. District Court for the District of Oregon approved a settlement between LP and a nationwide class generally composed of persons who owned property on which LP’s OSB siding was installed prior to January 1, 1996. Under the settlement agreement, an eligible claimant whose claim was timely filed approved by an independent claims administrator was entitled to receive a payment equal to the replacement cost (determined by a third-party construction cost estimator) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Subsequent to the original settlement, LP undertook several initiatives which allowed it to satisfy claims on a discounted basis.

During 2004, LP made the final payment on the OSB siding nationwide class action suit as provided under the settlement agreement. From the inception of the settlement through December 31, 2004, LP paid a total of $525 million in satisfaction of $838 million in claims. The breakdown of the payments is as follows (in millions):

	Paid	Satisfaction of Claim Amount
	Dollar amounts in millions
Original settlement	$ 280	$ 290
Optional contributions	71	100
Second fund program	115	319
Alternative payment program	32	91
Claimant offer program	27	38
	$ 525	$ 838

Throughout the period the above described settlements have been in effect, LP recorded accruals which represented management’s best estimates of amounts to be paid based on available information.

The activity in the portion of LP’s loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table.

	Year ended December 31.
	2004	2003	2002
	Dollar amounts in millions
Beginning balance	$ 16.7	$ 39.0	$ 78.2
Accrued to expense in the current year	—	6.7	—
Payments made	(16.3)	(29.0)	(39.2)
Ending balance	$ 0.4	$ 16.7	$ 39.0

ABT Hardboard Siding Matters

Between 1995 and 1999, ABT Building Products Corporation (“ABT”), ABTco, Inc., a wholly owned subsidiary of ABT (“ABTco” and, together with ABT, the “ABT Entities”), Abitibi- Price Corporation (“Abitibi”), a predecessor of ABT, and certain affiliates of Abitibi (the “Abitibi Affiliates” and, together with Abitibi, the “Abitibi Entities”)  were named as defendants in numerous class action and non-class action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys’ fees and other relief.

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

ABT and Abitibi were parties to an agreement of an allocation of liability with respect to claims related to siding sold prior to October 22, 1992. On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19 million which was received in July 2001, LPC, a wholly owned subsidiary of LP, agreed to accept a transfer of all of Abitibi’s rights and obligations under the settlement agreement and the allocation agreement; and LP and LPC agreed to indemnify and hold harmless Abitibi from any cost or liability arising from its sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement. All such rights, obligations and liabilities having been assigned to and accepted and assumed by LPC.

During the fourth quarter of 2002, LP increased its reserves in connection with this class action settlement. The additional reserve reflects revised estimates of undiscounted future claim payments and related administrative costs, which prior to the fourth quarter of 2002, could not be calculated due to the fact that the limited claims history would not provide statistically valid results. The additional reserves taken in the fourth quarter, based upon revised estimates, are primarily due to a lower estimated rate of decline in settlement payments during the 25-year period. While payments through December 31, 2002 were lower than originally expected, the revised estimate of the undiscounted future payment claims in the later years of the claim period are higher than originally estimated. LP believes that the reserve balance at December 31, 2004 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table.

	Year ended December 31.
	2004	2003	2002
	Dollar amounts in millions
Beginning balance	$ 43.7	$ 49.6	$ 11.2
Accrued to expense for claims	—	—	15.5
Accrued to expense for administrative costs	—	—	11.7
Cash payments received	—	—	18.8
Payments made for claims	(5.0)	(4.5)	(6.0)
Payments made for administrative costs	(1.5)	(1.4)	(1.6)
Ending balance	$ 37.2	$ 43.7	$ 49.6

Additional Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester’s had appealed this injunction to the Ninth Circuit Court of Appeals. Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. That judgment became final and LP satisfied that judgment during the second quarter of 2004. The enjoined amount was not paid as part of that satisfaction of judgment because the injunction remains in place pending the appeal by Lester’s. Based upon the information currently available, LP believes that any further liability related to this case is remote and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Nature Guard Cement Shakes Matters

LP is a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that is pending in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The complaint in this action asserts claims for breach of express and implied warranties, unfair business practices, and violation of the Consumer Legal Remedies Act and seeks general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

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

Other Proceedings

During the third quarter of 2004, LP received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart,

Alabama during the period from 1953 to 1998. The letter is characterized as a “pre-litigation settlement demand” to LP and Pactiv Corporation, from whom we acquired the facility in 1983. As of the date of this report, LP and the potential plaintiffs had agreed to refrain from commencing any legal proceedings in respect of the potential plaintiffs’ allegations and to the tolling of applicable statutes of limitations. These agreements are terminable by either party upon 30 days notice. LP is not presently able to quantify its financial exposure, if any, relating to the matters alleged in the letter, and the potential plaintiffs have not specified the amount of compensation sought. LP intends to defend vigorously any legal proceedings that may be commenced against it by the potential plaintiffs.

LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

Contingency Reserves

LP’s estimates of its loss contingencies are based on various assumptions and judgments. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that LP may ultimately pay in connection with these matters could materially exceed, in either the near term or the longer term, the amounts accrued to date. LP’s estimates of its loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of an insurer’s agreement to payment terms.

19.   COMMITMENTS AND CONTINGENT LIABILTIES

LP is obligated to purchase timber under certain cutting contracts that extend to 2009. LP’s best estimate of its commitment at current contract rates under these contracts at December 31, 2004 is approximately $24.6 million for approximately 291,700 million board feet of timber.

LP is primarily self-insured for worker compensation and employee health care liability costs. Self insurance liabilities are determined actuarially based upon claims filed and estimates claims incurred but not yet reported. These claims are not discounted.

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.

At December 31, 2004, future minimum annual rent commitments are as follows:

Year ended December 31	Dollar amounts in millions
2005	$ 6.9
2006	6.4
2007	5.6
2008	5.2
2009	5.2
2010 and after	17.2
Total	$ 46.5

As of December 31, 2004, LP entered into several non-cancelable subleases for a portion of its previous corporate headquarters in Portland, Oregon. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $8.8 million (in total for all years) due in the future. Rental expense for operating leases amounted to $26.8 million, $30.6 million and $34.7 million in 2004, 2003 and 2002, respectively.

20.   GUARANTEES AND INDEMNIFICATIONS

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

Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. LP records accruals for those pre-closing obligations that are considered probable and reasonably estimable. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others,” LP is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 31, 2002. LP has not accrued any additional amounts as a result of the indemnity agreements summarized below as LP believes the fair value of the guarantees entered into after December 31, 2002 is not material.

•       In connection with various sales of LP’s timberlands, LP has agreed to indemnify the various buyers with respect to losses resulting from breaches of limited representations and warranties contained in these agreements. These indemnities generally are capped at a maximum potential liability and have an unspecified duration.

•       In connection with the exchange of LP’s Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia-Pacific Corporation in exchange for Georgia-Pacific’s OSB mill in Woodland, Maine in 2002, LP agreed to indemnify Georgia-Pacific Corporation for certain losses resulting from breaches of LP’s representations and warranties contained in the exchange agreement. LP is not required to pay under this indemnification obligation until claims against LP, on a cumulative basis, exceed $500,000. Upon exceeding this $500,000 threshold, LP is generally required to provide indemnification for any losses in excess of $500,000, up to a limit of $15 million. This indemnification expires in September of 2007.

•       In connection with the sale of LP’s particleboard mill at Missoula, Montana to Roseburg Forest Products Co. in early 2003, LP provided a 5-year indemnity for unknown environmental claims, capped at the purchase price of $17.7 million with a $1 million deductible. This indemnification expires in February of 2008.

•       In connection with the sale of LP’s particleboard mill in Arcata, California to Hambro Forest Products in 2002, LP provided an uncapped 7-year indemnity for any claims arising out of the excess equipment. This indemnity will expire in July of 2009.

•       In connection with the sale of LP’s two related interior hardboard facilities to Decorative Panels International Inc. in 2004, LP provided a 10-year indemnity for unknown environmental claims, capped at $4 million with a $0.3 million deductible. This indemnity will expire in May of 2014.

•       In connection with the sale by LP Canada Pulp Ltd (“LPCP”) of its pulp mill in Chetwynd, BC, Canada to Tembec, Ltd in October 2002, LP provided an indemnity of unspecified duration provided by LPCP for liabilities arising out of pre-closing operations. These indemnities, which do not extend to environmental liabilities, are capped at C$15 million in the aggregate.

•       LP also has various other indemnities that are individually and in the aggregate immaterial.

LP will record a liability related to specific indemnification when future payment is probable and the amount is reasonably estimable.

Additionally, LP offers warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the last two years is summarized in the following table.

	Year ended December 31,
	2004	2003
	Dollar amounts in millions
Beginning balance	$ 21.0	$ 15.7
Accrued to expense during the year	7.4	10.9
Payments made	(6.2)	(5.6)
Total warranty reserves	22.2	21.0
Current portion	(7.0)	(7.0)
Long term portion	$ 15.2	$ 14.0

The current portion of the warranty reserve is included in the caption accounts payable and accrued liabilities on LP’s balance sheet and the long-term portion is included in the caption other long-term liabilities.

21.   SIGNIFICANT DISPOSITIONS

In April 2002, LP sold its controlling interest in an OSB facility located in Ireland. LP recorded a gain of $2.0 million on the sale of this facility and reduced its debt by $6.5 million.

In February 2001, LP sold a controlling interest in Samoa Pacific Cellulose LLC (SPC), a company that owns a pulp mill and related assets in Samoa, California, for approximately book value. In this transaction, LP received approximately $22 million in cash, and promissory notes of SPC valued at a fair value of  $29 million and retained preferred stock of SPC valued at a fair value of approximately $9 million. Management believed the fair value of the consideration received approximated the carrying value of the assets at that time. The preferred stock was pledged as collateral against SPC’s senior borrowing. The term of the promissory notes was longer than five years. Additionally, LP had agreed to provide SPC with a $14.5 million (at December 31, 2002) credit facility secured by working capital.

Due to its continuing financial interest in SPC, LP did not initially record the transaction as a sale, for accounting purposes. In compliance with SEC Staff Accounting Bulletin No. 30—Accounting For Divestiture Of A Subsidiary Or Other Business Operation, LP recorded the assets and the liabilities of SPC on LP’s balance sheet under the captions “Assets transferred under contractual arrangement” and “Liabilities transferred under contractual arrangement.” During 2003, due to significant changes in circumstance, LP recorded the sale and de-recognized these assets and liabilities under contractual obligation. Additionally, during 2003, SPC was forced into foreclosure by a significant creditor and subsequently was sold to another company. Due to this foreclosure, LP deemed the line of credit uncollectable and recorded a reserve for the then outstanding line of credit above the estimated value of the collateral. See Note 16 for further discussion. LP has been released from liabilities associated with the pulp mill other than potential liabilities for restoration of certain California tidelands, should this be required by various state agencies.

During 2003 and 2002, LP sold all its fee timberlands in various transactions. During 2003 and 2002, LP recognized $118 million and $74 million in gains on these sales. See Note 17 for discussion of these gains and Note 12 for a discussion of the associated off balance sheet transaction.

Other significant dispositions, which LP recorded as discontinued operations, are discussed in Note 22 below.

22.   DISCONTINUED OPERATIONS

During 2002, LP announced that its board of directors had approved a plan to sell selected businesses and assets, including its plywood, commodity industrial panels, timber and timberlands, certain lumber mills, wholesale and distribution businesses, and included such businesses as discontinued operations. The operations associated with these timber and timberlands are not reported as discontinued operations due to the nature of these assets, as these assets did not met the criteria to be classified as a separate business. In 2003, LP announced further divestures of most of its remaining lumber mills as well as an interior hardboard panel operation. At December 31, 2004, LP has two lumber operations classified as discontinued. LP is attempting to sell both of these facilities, however one of these facilities in Canada currently does not have any interested parties. Should LP decide to close rather than sell this facility, LP would be required to record approximately $4.4 million in the first quarter of 2005 in severance associated with the closure as well as potentially other post closing liabilities.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. In 2004, LP completed the sale of two lumber facilities and two related interior hardboard facilities. In 2003, LP completed the sale of six lumber facilities, an industrial panel facility and a veneer facility.

In 2002, LP completed the transfer of its Texas and Louisiana plywood mills and a medium density fiberboard (MDF) mill to Georgia-Pacific Corporation in exchange for Georgia-Pacific’s oriented strand board (OSB) mill in Woodland, Maine. No gain or loss was recognized on the transaction as the book value equaled the fair value. In addition, LP received a cash payment for working capital components. LP also recorded a gain of $2.0 million associated with the reduction in certain LIFO inventories associated with this sale. This gain is included in income (loss) from discontinued operations.

Revenues associated with the discontinued operations were $144.9 million, $351.9 million and $691.9 million for the years ended December 31, 2004, 2003 and 2002. Included in the loss on discontinued operations for the years ended December 31, 2004, 2003 and 2002 were impairment charges of $9.9 million, $27.9 million and $57.0 million based on the estimated fair value of the assets less estimated costs to sell. Additionally, during 2004, LP recorded a loss of $3.8 million on the sale of a lumber mill and two related interior panel facilities, a loss of $2.3 million associated with the settlement of a operating lease associated with a mill held for sale and a gain of $1.2 million related to long term timber contracts. During 2003, LP recorded a gain of $ 8.4 million on sale of a portion of these assets including an industrial panel facility, veneer facility as well as five lumber mills. LP also recorded a $2.5 million charge related to the curtailment expense on a defined benefit pension plan, a $2.5 million charge related to severance, a $0.9 million loss related to long term timber contracts and a $15.0 million loss related to an operating lease associated with a mill that is held for sale. During 2002, LP recorded a gain of $5.5 million on sale of a portion of these assets. LP also recorded a $4.4 million charge related to the curtailment expense on a defined benefit pension plan, a $7.6 million charge related to severance, a $4.5 million charge related to the loss on a long term timber contract, a $3.5 million loss associated with the impairment of timber rights associated with a mill that was held for sale and a $7.4 million gain associated with mark-to-market adjustments and the subsequent cancellation of an energy contract associated with a mill that was sold in 2003.

Summarized balance sheet information for discontinued operations is as follows:

	As of December 31,
	2004	2003
	Dollar amounts in millions
Inventory	$ 7.4	$ 22.8
Timber and timberlands	6.6	12.6
Property, plant and equipment	39.7	87.3
Accumulated depreciation	(13.7)	(44.6)
Net property, plant and equipment	26.0	42.7
Long-term assets of discontinued operations	32.6	55.3
Total assets of discontinued operations	$ 40.0	$ 78.1

23.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated comprehensive loss consists of cumulative translation adjustments; gain (loss) on certain derivative instruments and additional minimum pension liability adjustments. The table below breaks down these balances, net of tax:

	Foreign currency translation adjustments	Minimum pension liability adjustment	Unrealized gain on derivative instruments	Other	Total
	(Dollar amounts in millions)
Balance, December 31, 2001	$ (23.5)	$ (30.0)	$ —	$ (0.4)	$ (53.9)
Activity	(5.2)	(15.2)	1.0	0.2	(19.2)
Balance at December 31, 2002	(28.7)	(45.2)	1.0	(0.2)	(73.1)
Activity	4.4	(2.7)	0.1	0.1	1.9
Balance at December 31, 2003	(24.3)	(47.9)	1.1	(0.1)	(71.2)
Activity	2.2	0.6	0.7	(0.2)	3.3
Balance at December 31, 2004	$ (22.1)	$ (47.3)	$ 1.8	$ (0.3)	$ (67.9)

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of the assets into the functional currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The income tax benefit associated with the minimum pension liability adjustment was $0.4 million in 2004, $1.8 million in 2003 and $9.7 million in 2002. The income tax benefit associated with the unrealized gain on derivatives was $0.2 million in 2004.

24.   SEGMENT INFORMATION

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, translation gains and losses, interest and income taxes.

The OSB segment includes commodity OSB products produced in North America. The siding segment includes (1) OSB—based siding products; (2) hardboard siding products; (3) vinyl siding; and (4) other hardboard products. The engineered wood products segment includes (1) laminated veneer lumber; (2) I-joists; (3) plywood and (4) other related products.

Information about LP’s product segments is as follows:

	Year ended December 31,
	2004	2003	2002
	Dollar amounts in millions
SALES BY BUSINESS SEGMENT
OSB	$ 1,749.0	$ 1,335.6	$ 740.4
Siding	554.1	523.9	430.9
Engineered Wood Products	394.7	290.6	225.7
Other products	161.6	164.1	198.1
Less: Intersegment sales	(10.0)	(33.5)	(18.9)
Total sales	$ 2,849.4	$ 2,280.7	$ 1,576.2
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$ 829.7	$ 503.4	$ 61.6
Siding	54.2	61.0	44.5
Engineered Wood Products	7.2	(1.5)	7.3
Other products	14.7	9.7	13.8
Other operating credits and charges, net	(28.7)	(15.2)	(29.5)
Gain (loss) on sales of and impairments of long-lived assets	(18.3)	118.2	61.3
General corporate and other expense, net	(104.1)	(101.8)	(81.4)
Gain (loss) on early extinguishment of debt	(41.5)	(1.5)	—
Translation gains (losses)	9.7	1.0	(3.2)
Interest, net	(19.7)	(54.6)	(63.0)
Income (loss) from continuing operations before taxes	703.2	518.7	11.4
Provision (benefit) for income taxes	279.7	233.8	15.2
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$ 423.5	$ 284.9	$ (3.8)
DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$ 94.0	$ 78.4	$ 75.7
Siding	18.9	18.7	18.6
Engineered Wood Products	15.1	13.5	12.6
Other products	7.4	10.7	18.4
Non-segment related	8.2	11.0	10.7
Total depreciation, amortization and cost of timber harvested	$ 143.6	$ 132.3	$ 136.0

	Year ended December 31,
	2004	2003	2002
	Dollar amounts in millions
CAPITAL EXPENDITURES
OSB	$83.5	$54.9	$20.3
Siding	22.2	10.7	5.8
Engineered Wood Products	3.8	1.1	6.3
Other products	17.5	12.2	8.1
Non-segment related	20.6	1.5	0.3
Discontinued operations	0.1	6.2	1.0
Total capital expenditures	$147.7	$86.6	$41.8

Information concerning identifiable assets by segment is

	As of December 31,
	2004	2003
	Dollar amounts in millions
IDENTIFIABLE ASSETS
OSB	$953.7	$878.4
Siding	285.6	263.3
Engineered Wood Products	143.2	148.3
Other products	205.8	207.2
Discontinued operations	40.0	78.1
Non-segment related	1,822.3	1,629.1
Total assets	$3,450.6	$3,204.4

Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets and other items.

Export sales are primarily to customers in Asia and Europe. Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
	2004	2003	2002
	Dollar amounts in millions
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
US	$2,361	$1,907	$1,272
Canada and other	1,032	774	584
Intersegment sales to US	(544)	(400)	(280)
Total Sales	$2,849	$2,281	$1,576
Export sales (included in above)	$25	$13	$10
Operating profit (loss)
US	$546	$383	$96
Canada and other	357	191	25
Other operating credits and charges, net and gain (loss) on sales of and impairments of long lived assets	(47)	103	32
General corporate expense, loss on extinguishment of debt, translation gains (losses) and interest, net	(152)	(158)	(142)
	704	519	11
Provision (benefit) for income taxes	280	234	15
Income (loss) from continuing operations before cumulative change in accounting principle	$424	$285	$(4)
Identifiable tangible long-lived assets
U.S.	$434	$435	$907
Canada and other	467	508	525
Total assets	$901	$943	$1,432

The amounts included in the tables above for Canada and other are primarily related to Canada.

NOTE 25—HEADQUARTERS RELOCATION

On September 30, 2003, LP announced that it would relocate its corporate headquarters to Nashville, Tennessee. The transition associated with this relocation is expected to occur through mid-2005, and involve the consolidation of most of LP’s management and leadership positions from several offices to its new headquarters. The move has resulted in LP’s corporate headquarters being closer to the company’s production facilities, customers and shareholders. During 2004, LP incurred $12.5 million in severance, relocation, moving expenses and recruitment. LP expects to spend an additional $2 to $4 million in 2005. Additionally, LP spent $10.9 million in 2004 and expects to spend an additional $4 to $5 million in capital expenditures related to the relocation of the headquarters and related facilities. The expense estimates do not reflect expected incentives provided by various agencies to partially offset the expenses of the relocation nor the potential gains on the sale of current facilities.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
	2004	2003	2004	2003	2004	2003	2004	2003
	(Dollar amounts in millions, except per share)
QUARTERLY DATA
Net sales	$ 695.3	$ 406.7	825.3	$ 473.0	$ 740.5	$ 670.7	$ 588.3	$ 730.3
Gross profit (loss)(1)	285.4	44.2	345.9	69.8	238.3	238.0	94.5	284.2
Income (loss) from continuing operations before taxes, minority interest, equity in earnings of unconsolidated affiliate and cumulative effect of change in accounting principle	176.2	3.1	294.7	19.6	179.0	197.8	49.5	296.3
Income (loss) from continuing operations before cumulative effect of change in accounting principle	112.3	2.0	189.3	9.1	106.3	110.4	15.6	163.4
Net income (loss)	$ 106.5	$ 1.5	192.4	$ (17.2)	$ 108.1	124.5	13.7	$ 163.7
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$ 1.04	$ 0.02	$ 1.74	$ 0.09	$ 0.97	$ 1.05	$ 0.16	$ 1.54
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$ 1.03	$ 0.02	$ 1.72	$ 0.09	$ 0.96	$ 1.04	$ 0.16	$ 1.53
Net income (loss) per share—basic	$ 0.99	$ 0.01	$ 1.77	$ (0.16)	$ 0.99	$ 1.18	$ 0.13	$ 1.55
Net income (loss) per share—diluted	$ 0.98	$ 0.01	$ 1.75	$ (0.16)	$ 0.98	$ 1.17	$ 0.13	$ 1.54
Cash dividends per share	$ 0.05	$ —	$ 0.075	$ —	$ 0.075	$ —	$ 0.10	$ —
SALES BY SEGMENT:
OSB	$ 456.6	$ 198.5	$ 535.9	$ 233.5	$ 436.3	$ 407.4	$ 320.2	$ 496.2
Siding	120.6	104.4	149.5	132.2	154.4	153.9	129.6	133.4
Engineered wood products	77.9	60.1	103.0	69.6	112.4	80.4	101.4	80.5
Other products	44.0	47.6	37.6	45.2	41.4	41.4	38.6	29.9
Less intersegment sales	(3.8)	(3.9)	(0.7)	(7.5)	(4.0)	(12.4)	(1.5)	(9.7)
Total net sales	$ 695.3	$ 406.7	$ 825.3	$ 473.0	$ 740.5	$ 670.7	$ 588.3	$ 730.3
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$ 253.6	$ 16.1	$ 309.1	$ 34.0	$ 199.1	$ 194.5	$ 67.9	$ 258.8
Siding	12.8	8.9	18.3	15.2	18.3	26.1	4.8	10.8
Engineered wood products	(0.9)	(1.0)	0.7	0.2	3.6	(0.5)	3.8	0.2
Other products	3.5	6.9	3.1	1.9	3.4	2.2	4.7	(1.3)
Other operating credits and charges, net	(6.7)	—	(2.4)	(25.4)	(15.5)	(5.7)	(4.1)	15.9
Gain (loss) on sale of and impairment of long-lived assets	(9.6)	12.5	(0.2)	29.2	(2.7)	22.5	(5.8)	54.0
General corporate and other expense, net	(26.0)	(23.3)	(26.8)	(21.8)	(25.2)	(26.2)	(26.1)	(30.5)
Gain (loss) on early debt extinguishment	(40.0)	—	(1.3)	—	(0.2)	(1.5)	—	—
Translation gains (losses)	(0.3)	1.9	1.4	0.2	1.8	0.9	6.8	1.8
Interest, net	(9.7)	(15.1)	(6.4)	(14.3)	(3.1)	(13.8)	(0.5)	(11.4)
	176.7	3.1	295.5	19.2	179.5	198.5	51.5	297.9
Provision for income taxes	64.4	1.1	106.2	10.1	73.2	88.1	35.9	134.5
Income (loss) from continuing operations before cumulative change in accounting principle	$ 112.3	$ 2.0	$ 189.3	$ 9.1	$ 106.3	$ 110.4	$ 15.6	$ 163.4

(1)             Gross profit is income before selling and administrative expenses, other operating credits and charges, net, gain (loss) on sale of or impairment of long-lived assets, net, taxes, minority interest, interest and equity in earnings of unconsolidated affiliate.

Included in Other operating credits and charges, net for continuing operations are the following:

In the second quarter of 2003, LP recorded a loss of $16.0 million related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific, a loss of $6.7 million from increases in product related contingency reserves associated with the National OSB class action settlement and a loss of $2.7 million associated with environmental reserves in relation to our former Alaska operations.

In the third quarter of 2003, LP recorded a loss of $5.0 million related to an energy contract associated with Samoa Pacific and a loss of $0.7 million on severance recorded as part of the divesture plan.

In the fourth quarter of 2003, LP recorded a gain of $29.3 million related to insurance recoveries for environmental costs incurred in prior years; a gain of $0.7 million related to an energy contract associated with Samoa Pacific; a loss of $13.0 million associated with an increase in litigation reserves and a loss of $1.1 million on severance recorded as part of the divesture and corporate relocation plans.

In the first quarter of 2004, LP recorded a gain of $1.7 million associated with a reduction in environmental reserves in relation to our former Alaska operations, a charge of $6.0 million for an increase in litigation reserves due to an adverse court ruling and a charge of $2.0 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the second quarter of 2004, LP recorded a charge of $2.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the third quarter of 2004, LP recorded a charge of $4.5 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee, a charge of $10.7 million associated with certain compensation arrangements impacted by Mr. Suwyn’s retirement and a gain of $0.3 million associated with a reduction in previously recorded environmental reserves.

In the fourth quarter of 2004, LP recorded a charge of $2.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee, a charge of $2.4 million associated with certain compensation arrangements impacted by Mr. Suwyn’s retirement and a gain of $0.6 million associated with a reduction in environmental reserves in relation to our former Alaska operations.

See Note 16 for further discussion on the credits and charges mentioned above.

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

In the fourth quarter of 2003, LP recorded a gain of $54.7 million associated with the sale of a portion of LP’s timberlands as part of LP’s divestiture plan and a gain of $0.9 million associated with the sale of certain other assets. Additionally, LP recorded an impairment loss of $1.6 million.

In the first quarter of 2004, LP recorded a loss of $9.7 million on the cancellation of a capital project to build a veneer mill in British Columbia.

In the third quarter of 2004, LP recorded a loss of $2.8 million on a non-operating OSB mill and $0.5 million additional expense associated with the cancellation of a capital project to build a veneer mill in British Columbia to reduce the values to the net realizable sale price for these assets and a gain of $0.6 million associated with the sale of certain other assets.

In the fourth quarter of 2004, LP recorded a loss of $4.7 million on write off of capitalized interest associated with facilities which were sold or closed in prior years and a loss of $1.1 million associated with the sale of certain other assets.

See Note 17 for further discussion on the gains and losses on sale or and impairment of long-lived assets mentioned above.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.   Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the company’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. The Company’s independent auditors, Deloitte & Touche LLP, have audited the Company’s consolidated financial statements and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report included herein.

CEO and CFO Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2004 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Louisiana-Pacific Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 9, 2005

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement filed by LP for its 2004 annual meeting of stockholders (the “2004 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement.

Information regarding each of LP’s executive officers as of March 14, 2005, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	53	Chief Executive Officer
Curtis M. Stevens	52	Executive Vice President, Administration and Chief Financial Officer
Harold N. Stanton	54	Executive Vice President, Specialty Products and Sales
Jeffrey N. Wagner	50	Vice President, OSB

Richard W. Frost has been Chief Executive Officer since November 2004. He was Executive Vice President, Commodity Products, Engineered Wood, Procurement and Engineering since March 2003 and Executive Vice President, OSB, Procurement and Engineering from May 2002 through February 2003. He previously was Vice President, Timberlands and Procurement from 1996 to April 2002.

Curtis M. Stevens has been Executive Vice President, Administration and Chief Financial Officer since May 2002. He previously served as Vice President, Treasurer and Chief Financial Officer from September 1997 to April 2002.

Harold N. Stanton has been Executive Vice President, Specialty Products and Sales since November 2004. He served as Vice President of OSB from 2002 to 2004 and previously served as general manager of LP’s industrial panels business.

Jeffrey N. Wagner has been Vice President of OSB since November 2004. He served as Vice President, Forest Resources, Supply Management and Logistics from 2003 to 2004. Previously, Mr. Wagner  served as Director of Supply Management.

In January 2004, the Board adopted a Code of Ethics applicable to LP’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is disclosed at LP’s website at www.lpcorp.com.

In January 2004, the Board adopted revised charters for the Nominating Committee and the Compensation Committee and also adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, each of which is disclosed at LP’s website at www.lpcorp.com.

ITEM 11.         Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation Committee—Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Retirement Benefits,” “Directors’ Compensation,” and “Agreements with Executive Officers” in the 2004 Proxy Statement.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2004 Proxy Statement.

ITEM 13.         Certain Relationships and Related Transactions

Information regarding management transactions is incorporated herein by reference to the material under the captions “Compensation Committee—Interlocks and Insider Participation” and “Management Loans and Other Transactions” in the 2004 Proxy Statement.

ITEM 14.         Principal Accountant Fees and Services

Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2004 Proxy Statement. In January 2005, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

A.                Financial Statements and Financial Statement Schedules

The following financial statements of LP are included in this report:

Consolidated Balance Sheets—December 31, 2004, and 2003.

Consolidated Statements of Income—years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows—years ended December 31, 2004, 2003, 2002.

Consolidated Statements of Stockholders’ Equity—years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Comprehensive Income—years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

Interim Financial Results (unaudited).

No other financial statement schedules are required to be filed.

B.               Exhibits

The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index. Each management contract or compensatory plan or arrangement is identified by an asterisk (*).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific Corporation, a Delaware corporation (the “registrant”), has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2005	LOUISIANA-PACIFIC CORPORATION (Registrant)
/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title
March 10, 2005	/s/ RICHARD W. FROST
Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)
March 10, 2005	/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration and Chief Financial Officer (Principle Financial Officer)
March 10, 2005	/s/ RUSSELL S. PATTEE
Russell S. Pattee Corporate Controller and Assistant Treasurer (Principle Accounting Officer)
March 10, 2005	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board
March 10, 2005	/s/ COLIN D.WATSON
Colin D.Watson Director

March 10, 2005	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director
March 10, 2005	/s/ PAUL W. HANSEN
Paul W. Hansen Director
March 10, 2005	/s/ BRENDA LAUDERBACK
Brenda Lauderback Director
March 10, 2005	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director
March 10, 2005	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director
March 10, 2005	/s/ LEE C. SIMPSON
Lee C. Simpson Director

EXHIBIT INDEX

On written request, Louisiana-Pacific Corporation (LP) will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP’s costs of copying such exhibit plus postage. Any such request should be sent to: Louisiana-Pacific Corporation, 414 Union Street, Suite 2000, Nashville, TN 37219.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3(a) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
3.2	Bylaws of LP, as amended and restated effective August 16, 2004. Incorporated herein by reference to Exhibit 3.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
4.1

Rights Agreement, dated as of May 26, 1998, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 1 to LP’s Registration Statement on Form 8-A filed May 26, 1998.

4.1(a)

Amendment to Rights Agreement, dated as of October 17, 2001, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 4.2 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.2

Indenture, dated as of September 14, 1999, among Louisiana-Pacific Acquisition Inc., LP and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.3 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

4.2(a)

First Supplemental Indenture, dated as of July 22, 2002, by and between Louisiana-Pacific Canada Ltd. and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.2 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

4.3

Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A.). Incorporated herein by reference to Exhibit 4.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.3(a)

First Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.3(b)

Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.3(c)

Third Supplemental Indenture, dated August 13, 2001, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.3(d)

Fourth Supplemental Indenture, dated March 25, 2004, between LP and J.P. Morgan Trust Company N.A. (formerly Bank One Trust Company, N.A.), as trustee. Incorporated herein by reference to Exhibit 4.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2004.

10.1

Credit Agreement, dated September 1, 2004, among LP, as borrower, Wachovia Bank National Association, Bank of America, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated September 2, 2004.

10.2

2001 LP Canada Credit Agreement, dated for reference November 30, 2001, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2(a)

Waiver and First Amendment, dated as of July 23, 2002, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.7 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.2(b)

Second Amendment to 2001 LP Canada Credit Agreement, dated for reference November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2(b) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.2(c)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada.
10.2(d)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated January 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada.
10.2(e)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated February 24, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada.
10.2(f)

Third Amendment to 2001 LP Canada Credit Agreement, dated for reference March 14, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated by reference to Exhibit 10.2(c) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.2(g)

Fourth Amendment to 2001 LP Canada Credit Agreement, dated June 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 (d) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2(h)

Amended and Restated Credit Agreement, dated for reference September 15, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 (e) to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.2 (i)	Third amended and restated Credit Agreement, dated for reference December 30, 2004, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada.
10.3

Receivables Sale Agreement, dated as of November 15, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.3(a)

First Amendment to Receivables Sale Agreement, dated as of December 27, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3(a) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.3(b)

Waiver of Credit and Security Agreement and Limited Waiver and Second Amendment to Receivables Sales Agreement, dated as of July 23, 2002, among LP Receivables Corporation, Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation. Incorporated herein by reference to Exhibit 10.5 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.3(c)

Third Amendment to the Receivables Sale Agreement, dated as of April 25, 2003, among LP and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3 (c) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4

Credit and Security Agreement, dated as of November 15, 2001, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.4 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.4(a)

Fourth Amendment to Limited Waiver and Amendment to Credit Agreement, dated as of November 13, 2002, among LP Receivables Corporation, LP, Wachovia Bank, N.A. and Blue Ridge Asset Funding Corporation. Incorporated herein by reference to Exhibit 10.3(c) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4(b)

Second Amendment to the Credit and Security Agreement, dated April 25, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.4 (a) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.4(c)

Third Amendment to the Credit and Security Agreement, dated November 12, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto.

10.4(d)

Fourth Amendment to the Credit and Security Agreement, dated November 14, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto.

10.5(e)

Fifth Amendment to the Credit and Security Agreement, dated October 25, 2004, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporate herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated November 1, 2004.

10.6

Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC and the Purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.8

Settlement Agreement, dated May 3, 2000, among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hard board siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.

10.8(a)

Assignment, Assumption, Release and Indemnification Agreement, dated June 25, 2001, among LP, Louisiana-Pacific Canada Ltd., Abitibi-Price Corporation and Abitibi-Consolidated Inc. Incorporated herein by reference to Exhibit 10.12 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.9	1991 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.B to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*

10.10	1992 Non-Employee Director Stock Option Plan (restated as of May 3, 2004) and Related Forms of Option Agreements. Incorporated herein by reference to LP’s Proxy Statement dated March 23, 2004.*
10.11	1997 Incentive Stock Award Plan, as restated as of May 4, 2004. Incorporated herein by reference to LP’s Proxy Statement dated March 23, 2004.*
10.11(a)	Form of Award Agreement for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10.1 to LP Current Report on 8-K dated February 4, 2005.*
10.11(b)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.2 to LP Current Report on 8-K dated February 4, 2005.*
10.11(c)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock. Incorporated herein by reference to Exhibit 10.2 to LP Current Report on 8-K dated February 4, 2005.*
10.12	Annual Cash Incentive Award Plan, as amended and restated as of May 3, 2004. Incorporated herein by reference to LP’s Proxy Statement dated March 23, 2004.*
10.13

Supplemental Executive Retirement Plan, as amended and restated as of September 1, 2004.  Incorporated herein by reference to Exhibit 10.4 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.15	2000 Non-Employee Director Restricted Stock Plan, as amended and restated May 3, 2004. Incorporated herein by reference to LP’s Proxy Statement dated March 23, 2004.*
10.16

Employment Agreement, dated January 2, 1996, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.L to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.16 (a)

Amendment to Employment Agreement dated February 1, 2003, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.17 (a) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10.18

Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.19

Form of Change of Control Employment Agreement between LP and each of Curtis M. Stevens, Richard W. Frost, Joseph B. Kastelic, J. Keith Matheney, Michael J. Tull, Walter M. Wirfs, Jeff Duncan, Jr., W. Lee Kuhre and M. Ward Hubbell. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.*

10.20

Change of Control Employment Agreement, dated as of February 2, 2005, between LP and Jeffery Wagner. Incorporated by reference to Exhibit 10.2 to LP’s Current report on Form 8-K dated August 30, 2004.*

10.21	2004 Executive Deferred Compensation Plan, amended and restated effective January 1, 2005. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated August 30, 2004.*

10.22

Purchase and Sale Agreement between LP and ETT Acquisition Company, LLC, dated July 2, 2003. (Schedules and Exhibits to this agreement, which are identified in the Table of Contents thereof, have been omitted. LP hereby agrees to furnish the same supplementally to the SEC upon request by the SEC.) Incorporated herein by reference to Exhibit 10.21 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.22	Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003. Incorporated herein by reference to Exhibit 10.22 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
21	List of LP’s subsidiaries.
23	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601 (b)(4)(iii) of Regulation S-K.