Form 10-Q
period 2005-03-31
LOUISIANA-PACIFIC CORP
filed 2005-05-10
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2005
Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

414 Union Street, Nashville, TN 37219

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 110,855,122 shares of
Common Stock, $1 par value, outstanding as of April 28, 2005.

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

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended March 31,
	2005	2004

Net Sales	$680.0	$695.3
OPERATING COSTS AND EXPENSES
Cost of sales	444.8	376.6
Depreciation, amortization and cost of timber harvested	33.5	33.3
Selling and administrative	39.3	42.9
(Gain) loss on sale or impairment of long lived assets	(0.2)	9.6
Other operating credits and charges, net	(0.3)	6.7
Total operating costs and expenses	517.1	469.1

Income from operations	162.9	226.2

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange loss	(0.6)	(0.3)
Loss on early extinguishment of debt	—	(40.0)
Interest expense, net of capitalized interest	(15.7)	(20.0)
Investment income	15.5	10.3
Total non-operating income (expense)	(0.8)	(50.0)

Income before taxes and equity in earnings of unconsolidated affliates	162.1	176.2
Provision for income taxes	59.2	64.4
Equity in earnings of unconsolidated affliates	(0.7)	(0.5)

Income from continuing operations	103.6	112.3

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before taxes	(3.1)	(9.5)
Income tax benefit	(1.2)	(3.7)
Income (loss) from discontinued operations	(1.9)	(5.8)

Net income	$101.7	$106.5

Net income per share of common stock (basic):
Income from continuing operations	$0.94	$1.04
Income (loss) from discontinued operations	(0.02)	(0.05)
Net Income - per share basic	$0.92	$0.99

Net income per share of common stock (diluted):
Income from continuing operations	$0.93	$1.03
Income (loss) from discontinued operations	(0.02)	(0.05)
Net Income - per share diluted	$0.91	$0.98

Cash dividends per share of common stock	$0.10	$0.05

Average shares of stock outstanding - basic	110.5	107.6
Average shares of stock outstanding - diluted	111.3	109.2

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$574.4	$544.7
Short-term investments	580.6	608.2
Receivables, net	215.9	185.5
Inventories	271.9	215.7
Prepaid expenses and other current assets	10.3	15.9
Deferred income taxes	26.7	26.7
Current assets of discontinued operations	6.5	7.4
Total current assets	1,686.3	1,604.1

Timber and timberlands	89.3	91.8

Property, plant and equipment	1,799.0	1,803.4
Accumulated depreciation	(1,036.7)	(1,027.8)
Net property, plant and equipment	762.3	775.6
Goodwill, net of amortization	276.7	276.7
Notes receivable from asset sales	403.8	403.8
Long-term investments	45.1	30.2
Restricted cash	66.1	65.5
Investments in and advances to affliates	155.8	132.7
Other assets	46.0	37.6
Long-term assets of discontinued operations	31.1	32.6
Total assets	$3,562.5	$3,450.6

LIABILITIES AND EQUITY
Current portion of long-term debt	$178.0	$178.0
Accounts payable and accrued liabilities	254.9	250.0
Current portion of contingency reserves	12.0	12.0
Total current liabilities	444.9	440.0

Long-term debt, excluding current portion:
Limited recourse notes payable	396.5	396.5
Other long-term debt	224.8	226.0
Total long-term debt, excluding current portion	621.3	622.5

Contingency reserves, excluding current portion	39.5	42.1
Other long-term liabilities	54.9	60.7
Deferred income taxes	533.1	517.5

Commitments and contingencies Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	437.8	440.0
Retained earnings	1,496.9	1,406.2
Treasury stock	(114.0)	(127.4)
Accumulated comprehensive loss	(68.8)	(67.9)
Total stockholders’ equity	1,868.8	1,767.8
Total liabilities and equity	$3,562.5	$3,450.6

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.7	$106.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	33.3	34.3
(Gain) loss on sale or impairment of long-lived assets	0.3	21.7
Loss on early debt extinguishment	—	40.0
Tax effect of employee stock plan transactions	2.6	8.1
Exchange (gain) loss on remeasurement	2.6	(1.5)
Other operating charges and credits, net	—	3.0
Cash settlement of contingencies	(2.1)	(4.3)
Other adjustments, net	5.0	8.4
Pension payments	(9.0)	(32.4)
Increase in receivables	(36.7)	(56.9)
Increase in inventories	(55.3)	(45.1)
Decrease in prepaid expenses	5.5	4.3
Increase (decrease) in accounts payable and accrued liabilities	3.0	(16.3)
Increase in deferred income taxes	14.8	16.6
Net cash provided by operating activities	65.7	86.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(20.8)	(29.1)
Proceeds from asset sales	1.4	3.7
Investment in joint ventures	(23.6)	(0.1)
Proceeds of sales of investments	1,172.4	—
Cash paid for purchase of investments	(1,159.2)	(164.4)
Other investing activities, net	(2.1)	(0.2)
Net cash used in investing activities	(31.9)	(190.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(228.1)
Sale of common stock under equity plans	8.4	22.7
Payment of cash dividends	(11.0)	(5.3)
Decrease (increase) in restricted cash under letters of credit	(0.6)	(1.4)
Net cash used in financing activities	(3.2)	(212.1)

EFFECT OF EXCHANGE RATE ON CASH	(0.9)	—

Net increase (decrease) in cash and cash equivalents	29.7	(315.8)
Cash and cash equivalents at beginning of period	544.7	925.9

Cash and cash equivalents at end of period	$574.4	$610.1

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

							Accumulated	Total
	Common Stock		Paid in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance, December 31, 2004	116.9	$116.9	$440.0	$1,406.2	6.8	$(127.4)	$(67.9)	$1,767.8

Net income	—	—	—	101.7	—	—	—	101.7
Issuance of shares for employee stock plans and other purposes	—	—	(4.8)	—	(0.7)	13.4	—	8.6
Purchase of treasury stock	—	—	—	—	—	—	—	—
Dividends	—	—	—	(11.0)	—	—	—	(11.0)
Tax effect of employee stock plan transactions	—	—	2.6	—	—	—	—	2.6
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)

Balance, March 31, 2005	116.9	$116.9	$437.8	$1,496.9	6.1	$(114.0)	$(70.5)	$1,867.1

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2005	2004

Net income	$101.7	$106.5

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	0.4	—
Unrealized gain (loss) on marketable securities	0.1	0.3
Unrealized gain on derivative instruments	0.4	0.9
Other comprehensive income, net of tax	0.9	1.2

Comprehensive income	$102.6	$107.7

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net and (gain) loss on sale or impairment of long-lived assets referred to in Notes 8 and 9) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Dollar and share amounts in millions, except per share amounts	Quarter Ended March 31,
	2005	2004

Numerator:
Income attributed to common shares:
Income from continuing operations	$103.6	$112.3
Income (loss) from discontinued operations	(1.9)	(5.8)
Net income (loss)	$101.7	$106.5

Denominator:
Basic - weighted average common shares outstanding	110.5	107.6
Dilutive effect of employee stock plans	0.8	1.6
Diluted shares outstanding	111.3	109.2

Basic earnings per share:
Income from continuing operations	$0.94	$1.04
Income (loss) from discontinued operations	(0.02)	(0.05)
Net income (loss) per share	$0.92	$0.99

Diluted earnings per share:
Income from continuing operations	$0.93	$1.03
Income (loss) from discontinued operations	(0.02)	(0.05)
Net income (loss) per share	$0.91	$0.98

Stock options to purchase approximately 0.2 million shares at March 31, 2005 and 0.2 million shares at March 31, 2004 were considered anti-dilutive or not in-the-money for purposes of LP’s earnings per share calculation.

NOTE 4 – STOCK-BASED COMPENSATION

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 14 of the Notes to the financial statements included in Item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of LP’s stock plans. The following table illustrates the effect on net income per share as if LP had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended March 31,
Dollars amounts in millions, except per share amounts	2005	2004

Net income, as reported	$101.7	$106.5

Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	0.3	1.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(2.1)
Pro forma net income	$101.3	$105.7

Net income per share—basic, as reported	$0.92	$0.99
Net income per share— diluted, as reported	$0.91	$0.98

Net income per share—basic, proforma	$0.92	$0.98
Net income per share— diluted, proforma	$0.91	$0.97

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

Dollar amounts in millions	March 31, 2005	December 31, 2004

Logs	$79.0	$56.7
Other raw materials	41.2	40.2
Finished products	147.0	113.7
Supplies	7.4	7.8
LIFO reserve	(2.7)	(2.7)
Total	$271.9	$215.7

Inventory included in current assets of discontinued operations
Logs	$2.8	$3.4
Other raw materials	0.2	—
Finished products	3.4	3.8
Supplies	0.1	0.2
Total	$6.5	$7.4

The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining LIFO inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is recognized over the remainder of the year.

NOTE 6 – BUSINESSES HELD FOR SALE AND DIVESTITURES

In 2003, LP announced further divestures from its original 2002 plan to sell or close most of its remaining lumber mills as well as an interior hardboard panel operation. In 2004, LP announced that it intended to also sell its cedar lumber operation in British Columbia, Canada. LP subsequently announced in the first quarter of 2005, that it would permanently close this cedar facility.  At March 31, 2005, LP had one lumber operation classified as discontinued (see Note 18 – Subsequent event for further information).

Sales and income (loss) for these businesses are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2005	2004

Sales	$19.4	$56.4

Income (loss) from discontinued operations, net of tax	$(1.9)	$(5.8)

Included in income (loss) from discontinued operations for the three months ended March 31, 2004 is income of $2.6 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

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

In the first quarter of 2005, LP recorded a loss of $3.3 million related to severance changes associated with cedar facility in British Columbia.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 are as follows:

Dollar amounts in millions	March 31, 2005	December 31, 2004

Inventories	$6.5	$7.4

Timber and timberlands	6.5	6.6

Property, plant and equipment	37.9	39.7
Accumulated depreciation	(13.3)	(13.7)
Net, property, plant and equipment	24.6	26.0

Total long-term assets of discontinued operations	31.1	32.6

Total assets of discontinued operations	$37.6	$40.0

NOTE 7 – INCOME TAXES

The preparation of interim financial statements requires the estimation of LP’s effective income tax rates based on estimated annual amounts of taxable income and expenses by income component for the year. This rate is applied to year-to-date income or loss at the end of each quarter. For both the three months ended March 31, 2005 and March 31, 2004, the primary differences between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to a significant portion of income estimated to be taxable in foreign jurisdictions (primarily Canada) at lower tax rates offset by significant non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars. Additionally, the tax rate for the first quarter of 2005 includes the benefit of the Qualified Manufacturing Income Deduction passed in 2004 as part of the Jobs Creation Act.

The components and associated estimated effective income tax rates applied to the quarter ended March 31 are as follows:

	Quarter Ended March 31,
	2005		2004
Dollar amounts in millions	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$59.2	36%	$64.4	36%
Discontinued operations	(1.2)	39%	(3.7)	39%
	$58.0	36%	$60.7	36%

NOTE 8 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarter ended March 31 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
	2005	2004
Revisions to environmental contingency reserves	$—	$1.7
Addition to litigation contingency reserves	—	(6.0)
Recovery on loss associated with Samoa pulp mill	0.9	—
Charges associated with corporate relocation	(0.6)	(2.0)
Other	—	(0.4)
	$0.3	$(6.7)

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

In the first quarter of 2005, LP recorded a gain of $0.9 million due to the recovery of a previous loss associated with the sale of the Samoa, California pulp mill and a charge of  $0.6 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

NOTE 9 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of  “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements of Income for the quarter ended March 31 are reflected in the table below and are described in the paragraph following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2005	2004

Gain on other long-lived assets	$0.2	$0.1
Impairment charges on long-term assets	—	(9.7)
	$0.2	$(9.6)

In the first quarter of 2004, LP recorded an impairment charge of $9.7 million associated with the cancellation of a capital project to build a veneer mill in British Columbia.

NOTE 10 – LEGAL AND ENVIRONMENTAL MATTERS

The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption “Legal Proceedings” is incorporated herein by reference.

NOTE 11 – SELECTED SEGMENT DATA

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

	Quarter Ended March 31,
Dollar amounts in millions	2005	2004	% change

Net sales:
OSB	$416.2	$456.6	(9)
Siding	116.3	120.6	(4)
Engineered Wood Products	107.0	77.9	37
Other	42.7	44.0	(3)
Less: Intersegment sales	(2.2)	(3.8)	(42)
	$680.0	$695.3	(2)

Operating profit (loss):
OSB	$171.3	$253.6	(32)
Siding	4.2	12.8	(67)
Engineered Wood Products	5.6	(0.9)	722
Other	5.5	3.5	57
Other operating credits and charges, net	0.3	(6.7)	104
Gain (loss) on sale or impairment of long-lived assets	0.2	(9.6)	102
General corporate and other expenses, net	(23.5)	(26.0)	10
Foreign currency exchange gain (loss)	(0.6)	(0.3)	(100)
Loss on early debt extinguishment	—	(40.0)	—
Interest income (expense), net	(0.2)	(9.7)	98
	162.8	176.7
Provision for income taxes	59.2	64.4
Income from continuing operations	$103.6	$112.3	(8)

NOTE 12 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for the relevant products deteriorate to levels significantly below cycle average pricing or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

LP’s primary Canadian subsidiary has arrangements with the Canadian provincial governments which gives this subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. In early 2005, the Quebec government announced changes to the provincial timber license structure. These included a reduction in the harvesting rights for holders of certain long-term timber licenses. LP currently anticipates that these changes will not affect LP’s timber licenses associated with our OSB facilities in Quebec; however, it may affect LP’s timber allocations associated with its sawmill operations in Quebec. At this point, management is unable to estimate the financial impact these changes may have on this operation.

NOTE 13 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. LP maintains reserves for these various contingencies as follows:

	March 30, 2005	December 31, 2004

Environmental reserves	$10.6	$11.4
Hardboard siding reserves	35.8	37.2
Other	5.1	5.5
Total contingency reserves	51.5	54.1
Current portion of contingency reserves	(12.0)	(12.0)
Long-term portion of contingency reserves	$39.5	$42.1

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with products manufactured that were subject of a nationwide class action lawsuit. This settlement agreement relates to a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 and were approved by the applicable courts in 2000. This settlement is discussed in detail in the Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 14 - EARLY DEBT EXTINGUISHMENT

During the first quarter of 2004, LP repurchased $190.6 million of its publicly traded debt obligations ($186.8 million of the 10.875% Subordinated Notes and $3.8 million of the 8.5% Senior Notes). In connection with these repurchases, LP recorded charges of $40 million to reflect the premiums paid and certain transaction costs.

NOTE 15 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for our defined benefit pension plans during the quarter ended March 31, 2005 and 2004. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2005	2004

Service cost	$2.5	$2.4
Interest cost	3.7	3.1
Expected return on plan assets	(3.9)	(3.5)
Amortization of prior service cost and transition assets	0.2	0.2
Recognized net actuarial loss	1.4	1.4
Net periodic pension cost	$3.9	$3.6

Through March 31, 2005, LP recognized $3.9 million of pension expense for all of LP’s defined benefit plans. We presently anticipate recognizing an additional $11.7 million of pension expense in the remainder of 2005 for a total of $15.6 million.

Through March 31, 2005, LP made $9.0 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates contributing an additional $6–11 million to fund LP’s defined benefit plans in the remainder of 2005 for a total of $15–20 million.

NOTE 16 - GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 20 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of LP’s guarantees and indemnifications.

Additionally, LP provides warranties on product sales. The reserves for these warranties are determined by applying the provisions of SFAS No. 5, “Accounting for Contingencies.” The activity in warranty reserves for the first three months of 2005 and 2004 are summarized in the following table:

Dollar amounts in millions	March 30, 2005	March 30, 2004

Beginning Balance, December 31,	$22.2	$21.0
Accrued to expense	1.3	1.2
Payments made	(1.9)	(1.5)
Balance	21.6	20.7
Current portion of warranty reserve	(7.0)	(7.0)
Long-term portion of warranty reserves	$14.6	$13.7

The current portion of the warranty reserve is included in the caption “accounts payable and accrued liabilities” and the long-term portion is included in the caption “other long-term liabilities” on LP’s balance sheet.

NOTE 17 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

 In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005 and will become effective for LP beginning with the first quarter of 2006. LP has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.

In March 2005, the FASB issued Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in more consistent recognition of liabilities relating to asset retirement obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No.143, “Accounting for Asset Retirement Obligations” which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management is currently evaluating the impacts of this statement.

NOTE 18 – SUBSEQUENT EVENT

On May 2, 2005, LP announced it sold its sawmill located in Gwinn, Mich., which manufactures jack/red pine studs, to Potlatch Corporation. This saw mill was included in discontinued operations on LP’s consolidated balance sheet.

Item 2.            Management’s Discussion and Analysis

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.  We also market and sell our products in light industrial and commercial construction, have a modest export business for some of our specialty building products and operate a facility in Chile.

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for more than 61% of sales during the quarter ended March 31, 2005 and more than 65% of sales in the quarter ended March 31, 2004.

During the three months ended March 31, 2005, compared to the comparable period of 2004, we saw continued increases in cost of petroleum-based raw materials and wood throughout our businesses. In our non-commodity based businesses, we were able to implement price increases to partially mitigate these cost increases.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  During the first three months of 2005, commodity OSB prices moderated slightly compared to same period in the prior year but nonetheless remained at cyclically high levels.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

LP’s significant accounting policies are discussed in Note 1 of Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2004. While it is important to review and understand all of these policies when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.7 million higher if the LIFO inventories were valued at average cost as of March 31, 2005.

Property, plant and equipment.  We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Stock options. We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower. For the quarter ended March 31, 2005, had we recorded this compensation expense, our net income would have been lower by $0.4 million. In the later portion of 2004, the FASB issued SFAS No. 123R, which will require us to use the fair value method beginning in 2006.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods.  These judgments are primarily related to the assumptions used to arrive at various estimates.  For 2005, these significant accounting estimates and judgments include:

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

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2005, we excluded from our estimates approximately $6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Income Taxes. The determination of the provision for income taxes, and the resulting current and deferred tax assets and liabilities, involves significant management judgment, and is based upon information and estimates available to management at the time of such determination. The final income tax liability to any taxing jurisdiction with respect to any calendar year will ultimately be determined long after our financial statements have been published for that year. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions; however, actual results may differ materially from our estimates.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2005, we had established valuation allowances against certain deferred tax assets, primarily related to state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges, if any, are subject to substantial uncertainties. Consequently, as additional information becomes known, we may change our estimates significantly.

Pension Plans.  Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP.  We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 13 of the Notes to the financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Our net income for the first quarter of 2005 was $101.7 million, or $0.91 per diluted share, on sales from continuing operations of $680.0 million, compared to the first quarter 2004 net income of $106.5 million, or $0.98 per diluted share, on sales from continuing operations of $695.3 million. For the first quarter of 2005, income from continuing operations was $103.6 million, or $0.93 per diluted share compared to income from continuing operations of $112.3 million, or $1.03 per diluted share for the first quarter of 2004. First quarter 2004 results included charges primarily for the early extinguishment of debt, impairments of long-lived assets, litigation and other operating charges and credits totaling $56.3 million.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises other products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2005	2004	Change
Net sales	$416.2	$456.6	-9%
Operating profits	$171.3	$253.6	-32%
Depreciation, amortization and cost of timber harvested	$22.1	$21.1

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 are as follows:

	Quarter Ended March 31,
	2005 versus 2004
	Average Net	Unit
	Selling Price	Shipments

Commodity OSB	(11)%	2%

OSB prices declined for the first quarter of 2005 as compared to the corresponding period of 2004 due to improved balance between supply and demand. The reduction in selling price accounted for a decrease in net sales and operating profits of approximately $52 million.

Compared to the first quarter of 2004, the primary factor, along with the reduced sales price, for decreased operating profits was the significant increase in petroleum based raw materials, energy and wood fiber. Compared to the same period in 2004, resin costs per unit increased 40% and wood fiber 16%.

SIDING

Our siding segment produces and markets siding (both wood and vinyl-based) and related accessories, interior hardboard products and specialty OSB products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2005	2004	Change
Net sales	$116.3	$120.6	-4%
Operating profits	$4.2	$12.8	-67%
Depreciation, amortization and cost of timber harvested	$4.9	$4.7

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2005	2004	Change
OSB-based exterior products	$54.9	$59.3	-7%
Hardboard siding	40.5	38.2	6%
Vinyl siding	20.9	23.1	-10%
Total	$116.3	$120.6	-4%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 are as follows:

	Quarter Ended March 31,
	2005 versus 2004
	Average Net	Unit
	Selling Price	Shipments

OSB-based exterior products	7%	(13)%
Hardboard	16%	(10)%
Vinyl siding	1%	(12)%

For the first quarter of 2005 as compared to the same period in the prior year, sales volume declined across all siding product lines. For OSB-based exterior products, sales volume declined due to customer inventory build-up in the fourth quarter of 2004 in advance of an announced price increase, which took effect on January 1, 2005; and operational issues at one of our mills in Silsbee, Texas. We developed corrective action plans at this location; however we anticipate these issues to negatively impact our results in the second quarter. In our hardboard product line, sales volume declined and sales prices increased due to a change in product mix that included more siding and less industrial board. In vinyl siding, sales volume declined from the same period in the prior year due to the postponement by a significant customer of its winter stocking order and reduced demand due to weather conditions in the Northeast.

Overall, reductions in operating results for our siding segment for the first quarter of 2005 compared to the same period in the prior year was primarily due to reduced sales volumes, poor operating performance at a OSB-based exterior product plant and increased costs for wood, energy and resin.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2005	2004	Change
Net sales	$107.0	$77.9	37%
Operating profits (losses)	$5.6	$(0.9)	722%

Depreciation, amortization and cost of timber harvested	$3.3	$3.6

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2005	2004	Change
LVL	$48.1	$33.8	42%
I-Joist	46.2	32.2	43%
Other	12.7	11.9	7%
Total	$107.0	$77.9	37%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 are as follows:

	Quarter Ended March 31,
	2005 versus 2004
	Average Net	Unit
	Selling Price	Shipments

LVL	21%	17%
I-Joists	17%	23%

During the first quarter of 2005, we continued to grow our EWP segment.  We saw significant growth in both LVL and I-Joist sales due to expanded presence with large production builders.  During 2004, we implemented several price increases to offset higher raw material costs.

The results of operations of our EWP segment improved primarily due to increased sales prices which were partially offset by increases in raw material costs (primarily veneer, OSB and lumber) as well as the impact of the strengthened Canadian dollar.

OTHER PRODUCTS

Our other products category includes our moulding, composite decking business and Chilean operations which are not individually material. Additionally, this category includes timber and timberlands not associated with other segments or businesses to be divested, pulp and other minor products and services and other operations closed prior to January 1, 2002.  Mills that were closed prior to January 1, 2002 related to our divested businesses are included in the “Other Products” category.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended March 31,
	2005	2004	Change
Net sales	$42.7	$44.0	-3%
Operating profits	$5.5	$3.5	57%

Depreciation, amortization and cost of timber harvested	$2.0	$1.8

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2005	2004	Change
Moulding	$11.4	$11.0	4%
Decking	20.5	19.2	7%
Chilean operations	8.4	6.6	27%
Other	2.4	7.2	-67%
Total	$42.7	$44.0	-3%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 are as follows:

	Quarter Ended March 31,
	2005 versus 2004
	Average Net	Unit
	Selling Price	Shipments

Moulding	9%	(4)%
Decking	9%	(8)%

During the first quarter of 2005 as compared to the same period in the prior year, we saw declines in sales volumes for both our moulding and decking businesses. We believe that these declines are a direct result of price increases that were announced during the latter portion of 2004. Sales volumes in the fourth quarter of 2004 were higher than anticipated as several customers bought product ahead of the announced sales price increases. These price increases were announced to offset higher raw material costs, principally resin. In our Chilean operation, we continued to see higher sales due to both increases in commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets. The decline in our other businesses is primarily due to the reduction in sales attributed to the divesture of most of our lumber facilities. Additionally, sales of logs sold to third parties from our timberlands or related timber contracts declined significantly. Overall, the results of this category improved due to the improved profitability of our moulding and decking businesses and Chilean operations.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2005 as compared to the same period in the prior year, general corporate expenses declined by 10%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decline in the first quarter of 2005 primarily resulted from several one time charges recorded in the first quarter of 2004 related to stock compensation accruals that were not required in the first quarter for 2005.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in the first quarter of 2005 was significantly lower than the comparable period in 2004 due to lower interest rates on variable debt and a lower average amount of debt outstanding. Investment income in the first quarter of 2005 was higher than the comparable period in 2004 due to the significantly higher cash and cash equivalent and investment balances and higher investment rates. Capitalized interest in the first quarter of 2005 was $0.2 million as compared to $0.8 million in the comparable period in 2004.

DISCONTINUED OPERATIONS

Included in discontinued operations for the first quarter of 2005 and 2004 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the first quarter of 2005, these operations include two lumber mills. Prior to the end of the quarter, we announced the permanent closure of one of the lumber facilities. For the first quarter of 2004, these operations included three lumber mills and interior hardboard operations.

Included in the operating losses of discontinued operations for the first quarter of 2005 is a charge of $3.3 million associated with employee severance costs associated with the cedar lumber mill for which we announced the permanent closure during the quarter.

Included in the operating losses of discontinued operations for the first quarter of 2004 are: a charge of $9.9 million to reduce the book value associated with assets held for sale to the estimated sales price; a charge of $2.1 million on the sale of a lumber facility in Idaho; and a charge of $0.4 million on long-term timber contracts associated with previously closed or sold facilities. Additionally, during the first quarter of 2004 we recognized $2.6 million in income associated with the liquidation of certain LIFO inventories due to the reduced log inventories at sites to be sold or closed.

INCOME TAXES

Income (loss) before taxes for the quarter ended March 31, 2005 and 2004 were as follows:

	Quarter Ended March 31,
	2005	2004
Continuing operations	$162.8	$176.7
Discontinued operations	(3.1)	(9.5)
	159.7	167.2
Total tax provision (benefit)	58.0	60.7
Net income (loss)	$101.7	$106.5

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. The primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars, recognition of the manufacturing credit associated with the Jobs Creation Act of 2004, and a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates. The components and associated estimated effective income tax rates applied to the quarter ended March 31, 2005 and 2004 are as follows:

	Quarter Ended March 31,
	2005		2004
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$59.2	36%	$64.4	36%
Discontinued operations	(1.2)	39%	(3.7)	39%
	$58.0	36%	$60.7	36%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003).”  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  We estimate that our defined benefit pension expense for 2005 will be approximately $16 million.  That estimate assumes that we have no curtailment or settlement expenses in 2005.  If a curtailment or settlement does occur in 2005, this estimate may change significantly.  We estimate that we will contribute approximately $15 to $20 million to these plans in 2005.  As of March 31, 2005, we had contributed approximately $9 million to these plans. At December 31, 2004, we had an unrecognized loss of $93 million associated with our defined benefit pension plan.  The amortization of this unrecognized loss will account for approximately 48% of our 2005 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2004, Note 18 to the Notes to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2005	December 31, 2004
Requests for claims	41,200	39,300
Completed claims received	26,300	24,400
Completed claims pending	3,100	2,600
Claims dismissed	6,800	6,600
Claims settled	16,400	15,200

The average payment amount for settled claims as of March 31, 2005 and December 31, 2004 was essentially unchanged at $1,300. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

During the first quarter of 2005, we generated $66 million of cash from operating activities compared to $86 million in the first quarter of 2004. The reduction in cash provided by operations in the first quarter of 2005 was primarily a result of lower income from our OSB and siding businesses.

We paid out $2 million in the first quarter of 2005 as compared to $4 million in the same period of 2004 related to litigation settlements.

INVESTING ACTIVITIES

During the first quarter of 2005, we used approximately $32 million in investing activities. Capital expenditures in the first quarter were $21 million and were primarily invested in capital projects to reduce production costs in our OSB facilities as well as increase capacity in our decking operations. Additionally, we contributed $24 million to our joint venture with Canfor Corporation to continue the project to build an OSB facility in British Columbia, Canada.

During the first quarter of 2004, we used approximately $190 million in cash in investing activities. We used approximately $164 million to purchase investments with maturities in excess of 90 days to increase the returns on our short-term investments. Capital expenditures for property, plant and equipment increased in the first quarter of 2004 were $29 million, and related primarily to capital projects to reduce production costs and increase capacity in certain OSB facilities, purchase a research and development facility and expand decking production capacities.

Capital expenditures for 2005 are expected to be about $175 million for projects to reduce our energy, raw materials and resin costs in our current OSB mills and for expansion projects in our decking and siding operations. Additionally, we expect to invest $60 million in our joint venture project with Canfor Corporation to construct and operate an OSB mill in British Columbia, Canada.

FINANCING ACTIVITIES

In the first quarter of 2005, net cash used in financing activities was $3 million as compared to $212 million in the first quarter of 2004. In the first quarter of 2005, we generated $8 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $11 million.

In the first quarter of 2004, we repaid $228 million of our long-term debt. These payments included a premium on the early extinguishment of the senior and subordinated notes of approximately $40 million. Additionally, we generated $23 million in proceeds from the sale of common stock under our various equity compensation plans and paid a cash dividend of $5 million.

FINANCING OBLIGATIONS

We have a revolving line of credit, which will expire in September 2009, that provides for committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. At March 31, 2005, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $60 million as of March 31, 2005 and were cash collaterialized with $63 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2005, if not renewed, and the facility expires in January 2007. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $3 million as of March 31, 2005 and were cash collaterialized with $3.3 million.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility.  At March 31, 2005, we had no borrowings outstanding under this facility.

The following details our current debt ratings as of May 1, 2005:

	Moody’s Investor Service	Standard & Poor’s

Senior Notes	Baa3	BBB-

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $52 million at March 31, 2005, of which $12 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products deteriorate to levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

We also review from time to time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.

Our Canadian subsidiary has arrangements with the Canadian provincial governments which gives this subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. In early 2005, the Quebec government announced changes to the provincial timber license structure. These included a reduction in the harvesting rights for holders of certain long-term timber licenses. We do not believe these changes will have a significant impact on the timber licenses associated with our OSB facilities in Quebec; however, it may adversely affect our timber allocations associated with our sawmill operations in Quebec. At this point, we are unable to predict what effects these changes will have on this sawmill operation.

OUTLOOK: ISSUES AND UNCERTAINTIES

While management is optimistic about our long-term prospects, the following issues and uncertainties should be considered in evaluating our Company.

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial conditions and results of operations. Our operating results reflect the general cyclical pattern of the building products industry.  Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products.  In addition, our products are subject to competition from manufacturers worldwide.  Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products.  Product pricing is significantly affected by the relationship between supply and demand in the building products industry.  Product supply is influenced primarily by fluctuations in available manufacturing capacity.  Demand is affected by the state of the economy in general and a variety of other factors.  The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products.  Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors.  We are not able to predict with certainty market conditions and selling prices for our products.  We cannot assure you that prices for our products will not decline from current levels.  A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 61% of our sales in 2004 and 59% in 2003 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Additionally, OSB commodity prices reached record highs during the second quarter of 2004, but fluctuated significantly thereafter. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses .A significant portion of the Company’s operations are conducted through foreign subsidiaries. The functional currency for the Company’s Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary is remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean Peso.  Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity.  Therefore, a strengthening of the Canadian dollar or the Chilean Peso relative to the U.S. dollar may have a material adverse affect on our financial condition and results of operations.

Changes in foreign currency exchange rates could result in a greater than expected tax expense. We have intercompany debt between our U.S. and Canadian subsidiary which is denominated in Canadian dollars. Because this debt is denominated in Canadian dollars, it is subject to translation gains and losses in terms of U.S. dollars. While the gains and losses due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. If exchange rates increase in the future, it could result in our tax expense being higher than expected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2005, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

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

As of March 31, 2005, we had $988 (Canadian) million in intercompany debt between our U.S. and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of U.S. dollars. While the gains and losses due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each  $.01 increase in the exchange rate, our annual tax expense increases by $3.9 million and the converse would be true.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2005, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

	Quarter Ended March 31,
	2005	2004

Oriented strand board, million square feet 3/8” basis	1,371	1,364

Wood-based siding, million square feet 3/8” basis	246	260

Engineered I-Joist, million lineal feet	27	22

Laminated veneer lumber (LVL), thousand cubic feet	3,193	2,835

Composite Decking, thousand lineal feet	11,969	6,681

Vinyl Siding, squares	735	786

(1) Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004 1st Qtr. Avg.	428
2005 1st Qtr. Avg.	364

Source:  Random Lengths

PART II -OTHER INFORMATION

Item 1. Legal Proceedings.

Certain environmental matters and legal proceedings involving us are discussed below. Additional environmental matters and legal proceedings involving us are discussed in Item 7, Legal Proceedings, in our annual report on Form 10-K for the year ended December 31, 2004.

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

Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement.  We satisfied this verdict, other than the enjoined amount, in 2004. Lester’s has appealed this injunction to the Ninth Circuit Court of Appeals.  Based upon the information currently available, we believe that any further liability related to this case is remote and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

OTHER PROCEEDINGS

During the third quarter of 2004, we received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998.  The letter is characterized as a “pre-litigation settlement demand” to us and Pactiv Corporation, from whom we acquired the facility in 1983. We intend to defend vigorously any legal proceedings that may be commenced against us by the potential plaintiffs.  As of the date of this report, we and the potential plaintiffs have agreed to refrain from commencing any legal proceedings in respect of the potential plaintiffs’ allegations and to the tolling of applicable statutes of limitations.  These agreements are terminable by either party upon 30 days notice. We are not presently able to quantify its financial exposure, if any, relating to the matters alleged in the letter, and the potential plaintiffs have not specified the amount of compensation sought.

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

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 18 of the Notes to financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Submission Of Matters To A Vote Of Security Holders

LP held its annual meeting on May 2, 2005, at which the stockholders of LP voted on the following:

The election of two Class III directors for LP with terms expiring at the Annual Meeting of Stockholders in 2008, and ratification of independent auditors.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld

E. Gary Cook	91,232,091	362,734

Paul W. Hansen	89,702,269	1,892,556

2. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN

SHARES	88,303,704	3,189,736	101,385

Item 6. Exhibits

10.1

Change of Control Employment Agreement, dated as of February 2, 2005, between LP and Jeffery Wagner. Incorporated by reference to Exhibit 10.2 to LP’s Current report on Form 8-K dated August 30, 2004.*

10 .2	2004 Executive Deferred Compensation Plan, amended and restated effective January 1, 2005. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated August 30, 2004.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601 (b)(4)(iii) of Regulation S-K.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: May 6, 2005	BY: RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: May 6, 2005	BY: CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)