Form 10-Q
period 2005-06-30
LOUISIANA-PACIFIC CORP
filed 2005-08-08
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2005
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 110,855,122 shares of Common Stock, $1 par value, outstanding as of August 6, 2005.

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

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	$692.0	$790.2	$1,353.4	$1,464.0
OPERATING COSTS AND EXPENSES
Cost of sales	463.5	416.8	889.1	775.3
Depreciation, amortization and depletion	32.4	31.4	65.3	64.2
Selling and administrative	36.1	40.4	73.7	81.8
(Gain) loss on sale or impairment of long lived assets	(0.7)	0.2	(0.9)	13.0
Other operating credits and charges, net	1.4	2.4	1.1	9.1
Total operating costs and expenses	532.7	491.2	1,028.3	943.4

Income from operations	159.3	299.0	325.1	520.6

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange (loss) gain	(1.4)	1.3	(2.0)	1.1
Loss on early extinguishment of debt	—	(1.2)	—	(41.3)
Interest expense, net of capitalized interest	(15.3)	(15.4)	(31.0)	(35.4)
Investment income	16.9	9.0	32.4	19.3
Total non-operating income (expense)	0.2	(6.3)	(0.6)	(56.3)

Income before taxes and equity in earnings of unconsolidated affliates	159.5	292.7	324.5	464.3
Provision for income taxes	55.2	105.4	115.5	168.0
Equity in (earnings) unconsolidated affliates	(0.1)	(0.8)	(0.8)	(1.3)

Income from continuing operations	104.4	188.1	209.8	297.6

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(6.6)	7.0	(12.6)	2.1
Income tax provision (benefit)	(2.5)	2.7	(4.8)	0.8
Income (loss) from discontinued operations	(4.1)	4.3	(7.8)	1.3

Net income	$100.3	$192.4	$202.0	$298.9

Net income per share of common stock (basic):
Income from continuing operations	$0.94	$1.73	$1.90	$2.76
Income (loss) from discontinued operations	(0.04)	0.04	(0.07)	0.01
Net Income - per share basic	$0.90	$1.77	$1.83	$2.77

Net income per share of common stock (diluted):
Income from continuing operations	$0.94	$1.71	$1.89	$2.72
Income (loss) from discontinued operations	(0.04)	0.04	(0.07)	0.01
Net Income - per share diluted	$0.90	$1.75	$1.82	$2.73

Average shares of stock outstanding - basic	110.9	109.0	110.5	107.9
Average shares of stock outstanding - diluted	111.5	110.2	111.3	109.3

Cash dividend per share	$0.125	$0.075	$0.225	$0.125

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$656.5	$544.7
Short-term investments	635.4	608.2
Receivables, net	189.3	185.5
Inventories	218.5	203.5
Prepaid expenses and other current assets	17.3	15.9
Deferred income taxes	1.0	26.7
Current portion of notes receivable from asset sales	70.8	—
Current assets of discontinued operations	17.6	19.6
Total current assets	1,806.4	1,604.1

Timber and timberlands	95.6	97.7

Property, plant and equipment	1,762.8	1,758.6
Accumulated depreciation	(1,018.7)	(1,008.3)
Net property, plant and equipment	744.1	750.3
Goodwill	273.5	273.5
Notes receivable from asset sales	333.1	403.8
Long-term investments	35.3	30.2
Restricted cash	66.4	65.5
Investments in and advances to affliates	176.8	132.7
Other assets	49.2	37.6
Long-term assets of discontinued operations	27.1	55.2
Total assets	$3,607.5	$3,450.6
LIABILITIES AND EQUITY
Current portion of long-term debt	$193.0	$178.0
Current portion of limited recourse notes payable	69.7	—
Accounts payable and accrued liabilities	218.3	250.0
Current portion of contingency reserves	12.0	12.0
Total current liabilities	493.0	440.0

Long-term debt, excluding current portion:
Limited recourse notes payable	326.8	396.5
Other long-term debt	209.7	226.0
Total long-term debt, excluding current portion	536.5	622.5

Contingency reserves, excluding current portion	37.4	42.1
Other long-term liabilities	54.5	60.7
Deferred income taxes	528.6	517.5

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	438.7	440.0
Retained earnings	1,583.3	1,406.2
Treasury stock	(113.3)	(127.4)
Accumulated comprehensive loss	(68.1)	(67.9)
Total stockholders’ equity	1,957.5	1,767.8
Total liabilities and equity	$3,607.5	$3,450.6

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202.0	$298.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	66.4	67.0
Loss on sale or impairment of long-lived assets	2.0	20.6
Tax effect of exercise of stock options	3.5	—
Loss on early debt extinguishment	—	41.3
Exchange (gain) loss on remeasurement	6.3	(2.4)
Other operating charges and credits, net	0.5	2.7
Cash settlement of contingencies	(4.7)	(29.4)
Other adjustments, net	7.6	11.3
Pension payments	(12.0)	(33.0)
(Increase) decrease in receivables	5.6	(27.8)
Increase in inventories	(9.6)	(1.5)
Increase in prepaid expenses	(0.1)	(3.7)
Decrease in accounts payable and accrued liabilities	(50.9)	(20.7)
Increase in deferred income taxes	34.7	66.3
Net cash provided by operating activities	251.3	389.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(67.0)	(55.4)
Proceeds from asset sales	30.1	12.1
Investment in joint ventures	(52.1)	(6.7)
Proceeds of sales of investments	2,421.4	284.8
Cash paid for purchase of investments	(2,452.8)	(788.6)
Decrease (increase) in restricted cash under LOCs	(0.9)	29.3
Other investing activities, net	0.1	(0.5)
Net cash used in investing activities	(121.2)	(525.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(246.4)
Sale of common stock under equity plans	8.7	29.6
Payment of cash dividends	(24.9)	(13.4)
Net cash used in financing activities	(16.2)	(230.2)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS:	(2.1)	—

Net increase (decrease) in cash and cash equivalents	111.8	(365.6)
Cash and cash equivalents at beginning of period	544.7	925.9

Cash and cash equivalents at end of period	$656.5	$560.3

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

							Accumulated	Total
	Common Stock		Paid in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity

Balance, December 31, 2004	116.9	$116.9	$440.0	$1,406.2	6.8	$(127.4)	$(67.9)	$1,767.8

Net income	—	—	—	202.0	—	—	—	202.0
Issuance of shares for employee stock plans and other purposes	—	—	(4.8)	—	(0.8)	14.1	—	9.3
Dividends	—	—	—	(24.9)	—	—	—	(24.9)
Tax effect of employee stock plan transactions	—	—	3.5	—	—	—	—	3.5
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)

Balance, June 30, 2005	116.9	$116.9	$438.7	$1,583.3	6.0	$(113.3)	$(68.1)	$1,957.5

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income	$100.3	$192.4	$202.0	$298.9

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	(1.7)	0.4	(1.7)
Unrealized gain (loss) on marketable securities	0.1	(0.1)	0.2	(0.2)
Unrealized gain (loss) on derivative instruments	0.5	(1.1)	(0.8)	0.2
Other comprehensive income (loss), net of tax	0.6	(2.9)	(0.2)	(1.7)

Comprehensive income, net of tax	$100.9	$189.5	$201.8	$297.2

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net and (gain) loss on sale or impairment of long-lived assets referred to in Notes 8 and 9 and certain charges recorded in discontinued operations discussed in Note 6) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.  LP has announced its intent to divest its vinyl operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” LP is required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, commencing with the quarter ended June 30, 2005, LP is classifying its vinyl operations as discontinued operations and has reclassified all periods presented in the same manner.

Additionally, in LP’s Consolidated Statement of Cash Flows for the six month period ended June 30, 2005, the classification of changes in restricted cash balances have been reclassified to present such changes as an investing activity. Previously these changes were presented as a financing activity.  In the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2004, changes in restricted cash balances were reclassified to be consistent with the 2005 presentation resulted in a $29.3 million increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

Auction rate securities totaling $205 million as of June 30, 2004, which were previously reported in our consolidated balance sheets and consolidated statements of cash flows as cash equivalents, have been reclassified to short-term investments to conform to the presentation of auction rate securities as short-term investments as of December 31, 2004 and June 30, 2005.  This reclassification had no impact on LP’s results of operations, total assets or changes in stockholders’ equity.

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

Dollar and share amounts in millions, except per	Quarter Ended June 30,		Six Months Ended June 30,
share amounts	2005	2004	2005	2004

Numerator:
Income attributed to common shares:
Income from continuing operations	$104.4	$188.1	$209.8	$297.6
Income (loss) from discontinued operations	(4.1)	4.3	(7.8)	1.3
Net income	$100.3	$192.4	$202.0	$298.9

Denominator:
Basic - weighted average common shares outstanding	110.9	109.0	110.5	107.9
Dilutive effect of employee stock plans	0.6	1.2	0.8	1.4
Diluted shares outstanding	111.5	110.2	111.3	109.3

Basic earnings per share:
Income from continuing operations	$0.94	$1.73	$1.90	$2.76
Income (loss) from discontinued operations	(0.04)	0.04	(0.07)	0.01
Net income per share	$0.90	$1.77	$1.83	$2.77

Diluted earnings per share:
Income from continuing operations	$0.94	$1.71	$1.89	$2.72
Income (loss) from discontinued operations	(0.04)	0.04	(0.07)	0.01
Net income per share	$0.90	$1.75	$1.82	$2.73

Stock options to purchase approximately 0.3 million shares at June 30, 2005 and 0.2 million shares at June 30, 2004 were considered anti-dilutive or not in-the-money for purposes of LP’s earnings per share calculation.

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

	Quarter Ended June 30,		Six Months Ended June 30,
Dollars amounts in millions, except per share amounts	2005	2004	2005	2004

Net income, as reported	$100.3	$192.4	$202.0	$298.9
Add: Stock-based employee compensation included in reported net income, net of related income tax effects	0.3	0.8	0.6	2.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(1.6)	(1.3)	(3.7)
Pro forma net income	$100.0	$191.6	$201.3	$297.3

Net income per share—basic, as reported	$0.90	$1.77	$1.83	$2.77
Net income per share— diluted, as reported	$0.90	$1.75	$1.82	$2.73

Net income per share—basic, proforma	$0.90	$1.76	$1.82	$2.76
Net income per share— diluted, proforma	$0.90	$1.74	$1.81	$2.72

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories (excluding discontinued operations) are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2005	December 31, 2004

Logs	$55.6	$59.0
Other raw materials	39.8	36.8
Finished products	117.8	102.6
Supplies	8.0	7.8
LIFO reserve	(2.7)	(2.7)
Total	$218.5	$203.5

Inventory included in current assets of discontinued operations
Logs	$—	$1.1
Other raw materials	3.3	3.4
Finished products	14.2	14.9
Supplies	0.1	0.2
Total	$17.6	$19.6

The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining LIFO inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is recognized over the remainder of the year.

NOTE 6 – BUSINESSES HELD FOR SALE AND DIVESTITURES

In 2003, LP announced further divestures from its original 2002 plan to sell or close most of its remaining lumber mills as well as an interior hardboard panel operation. In 2004, LP announced that it intended to also sell its cedar lumber operation in British Columbia, Canada. LP subsequently announced in the first quarter of 2005 that it would permanently close this cedar facility. During the second quarter of 2005, LP announced that it intended to sell its vinyl operations.  At June 30, 2005, LP had two vinyl plants classified as discontinued.

Sales and income (loss) for these businesses are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2005	2004	2005	2004

Sales	$44.6	$76.0	$82.7	$153.1

Income (loss) from discontinued operations, net of tax	$(4.1)	$4.3	$(7.8)	$1.3

Included in income (loss) from discontinued operations for the six months ended June 30, 2004 is income of $3.7 million associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

In the first quarter of 2004, LP recorded a loss of $6.7 million associated with impairment charges on assets held for sale. Additionally, LP recorded a loss of $2.1 million on the sale of a lumber facility in Montana; a loss of $0.2 million related to severance charges; and a loss of $0.4 million on a timber contract associated with previously sold or closed facilities.

In the second quarter of 2004, LP recorded a gain of $1.3 million associated with the settlement of a contingency regarding the sale of a lumber facility in Idaho.

In the first quarter of 2005, LP recorded a loss of $3.3 million related to severance charges associated with a cedar facility in British Columbia.

In the second quarter of 2005, LP recorded a gain of $1.6 million associated with the sale of a lumber facility in Michigan and a loss of $5.0 million associated with impairment charges on assets held for sale.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004 are as follows:

Dollar amounts in millions	June 30, 2005	December 31, 2004

Inventories	$17.6	$19.6

Timber and timberlands	0.4	0.7

Property, plant and equipment	51.3	84.6
Accumulated depreciation	(24.6)	(33.2)
Net, property, plant and equipment	26.7	51.4

Goodwill	—	3.1

Total long-term assets of discontinued operations	27.1	55.2

Total assets of discontinued operations	$44.7	$74.8

NOTE 7 – INCOME TAXES

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. In 2005, the primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars, recognition of the manufacturing deduction associated with the Jobs Creation Act of 2004, and a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates. The components and associated estimated effective income tax rates applied to the six-month periods ended June 30 are as follows:

	Six Months Ended June 30,
	2005		2004
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$115.5	36%	$168.0	36%
Discontinued operations	(4.8)	38%	0.8	38%
	$110.7	35%	$168.8	36%

NOTE 8 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarter and six months ended June 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2005	2004	2005	2004

Change in environmental contingency reserves	$—	$—	$—	$1.7
Charges associated with corporate relocation	(1.5)	(2.4)	(2.1)	(4.4)
Increase in litigation reserves	—	—	—	(6.0)
Loss related to assets and liabilities transferred under contractual arrangement	0.1	—	0.9	—
Other	—	—	0.1	(0.4)
	$(1.4)	$(2.4)	$(1.1)	$(9.1)

In the first quarter of 2004, LP recorded a gain of $1.7 million associated with a reduction in environmental reserves related to our former Alaska operations, a charge of $6.0 million for an increase in litigation reserves due to an adverse court ruling and a charge of $2.0 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the second quarter of 2004, LP recorded a charge of $2.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the first quarter of 2005, LP recorded a gain of $0.9 million associated with the recovery of a previous loss associated with the sale of the Samoa, California pulp mill and a charge of $0.6 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the second quarter of 2005, LP recorded a charge of $1.5 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

NOTE 9 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements of Income for the quarter and six months ended June 30 are reflected in the table below and are described in the paragraph following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2005	2004	2005	2004

Loss on sale of long-lived assets	$(0.5)	$(0.2)	$(0.3)	$(0.1)
Impairment (charges) reversals on long-term assets	1.2	—	1.2	(12.9)
	$0.7	$(0.2)	$0.9	$(13.0)

In the first quarter of 2004, LP recorded a loss of $9.7 million on the cancellation of a capital project to build a veneer mill in British Columbia and $3.2 million for impairment of timber rights associated with a cedar mill in British Columbia, Canada to reduce the book value to the estimated realizable sales value.

In the second quarter of 2005, LP reversed $1.2 million of the impairment recorded in the first quarter of 2004 due to management’s decision to continue to retain and operate certain timber rights previously classified as discontinued operations.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	%	2005	2004	%

Net sales:
OSB	$403.9	$535.9	(25)	$820.1	$992.5	(17)
Siding	125.2	113.8	10	220.6	211.2	4
Engineered Wood Products	120.5	103.6	16	229.8	183.0	26
Other	45.6	37.6	21	88.4	81.8	8
Less: Intersegment sales	(3.2)	(0.7)	—	(5.5)	(4.5)	—
	$692.0	$790.2	(12)	$1,353.4	$1,464.0	(8)

Operating profit (loss):
OSB	$146.6	$309.1	(53)	$317.9	$562.7	(44)
Siding	16.4	16.4	0	23.4	27.7	(16)
Engineered Wood Products	12.1	0.7	1629	17.7	(0.2)	8950
Other	5.2	3.1	68	10.7	6.6	62
Other operating credits and charges, net	(1.4)	(2.4)	42	(1.1)	(9.1)	88
Gain (loss) on sales of and impairment of on long lived assets	0.7	(0.2)	450	0.9	(13.0)	107
General corporate and other expenses, net	(20.2)	(26.9)	25	(43.6)	(52.8)	17
Early extinguishment of debt	—	(1.2)	—	—	(41.3)	—
Foreign currency gains (losses)	(1.4)	1.3	(208)	(2.0)	1.1	(282)
Investment income (interest expense), net	1.6	(6.4)	125	1.4	(16.1)	109
Income from operations before taxes	159.6	293.5	(46)	325.3	465.6	(30)
Provision for income taxes	55.2	105.4	48	115.5	168.0	31
Income from continuing operations	$104.4	$188.1	(44)	$209.8	$297.6	(30)

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

LP’s primary Canadian subsidiary has arrangements with the Canadian provincial governments which gives this subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. In early 2005, the Quebec government announced changes to the provincial timber license structure. These included a reduction in the harvesting rights for holders of certain long-term timber licenses. LP currently anticipates that these changes will not affect LP’s timber licenses associated with our OSB facilities in Quebec; however, it may affect LP’s timber allocations associated with its sawmill operations in Quebec. As of the date of this report, management was unable to predict what effects these changes will have on this operation.

NOTE 13 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	June 30, 2005	December 31, 2004

Environmental reserves	$9.7	$11.4
Hardboard siding reserves	34.5	37.2
Other	5.2	5.5
Total contingency reserves	49.4	54.1
Current portion of contingency reserves	(12.0)	(12.0)
Long-term portion of contingency reserves	$37.4	$42.1

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with products manufactured that were the subject of a nationwide class action lawsuit. This settlement agreement relates to a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 and was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 15 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and six months period ended June 30, 2005 and 2004. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2005	2004	2005	2004

Sevice cost	$2.5	$1.7	$5.0	$4.1
Interest cost	3.7	2.6	7.4	5.8
Expected return on plan assets	(3.9)	(2.8)	(7.8)	(6.3)
Amortization of prior service cost and transition assets	0.2	0.2	0.4	0.4
Recognized net actuarial loss	1.4	1.1	2.8	2.5
Net periodic pension cost	$3.9	$2.8	$7.8	$6.5

Through June 30, 2005, LP recognized $7.8 million of pension expense for all of LP’s defined benefit plans. We presently anticipate recognizing an additional $7.8 million of pension expense in the remainder of 2005 for a total of $15.6 million.

Through June 30, 2005, LP made $12 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates contributing an additional $3 to $8 million to fund LP’s defined benefit plans in the remainder of 2005 for a total of $15 to $20 million.

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

Additionally, LP provides warranties on product sales. The reserves for these warranties are determined by applying the provisions of SFAS No. 5, “Accounting for Contingencies.” The activity in warranty reserves for the first six months of 2005 and 2004 are summarized in the following table:

Dollar amounts in millions	June 30, 2005	June 30, 2004

Beginning Balance, December 31,	$22.2	$21.0
Accrued to expense	2.9	3.3
Payments made	(3.1)	(4.9)
Balance, June 30	22.0	19.4
Current portion of warranty reserve	(7.0)	(7.0)
Long-term portion of warranty reserves	$15.0	$12.4

The current portion of the warranty reserve is included in the caption “accounts payable and accrued liabilities” and the long-term portion is included in the caption “other long-term liabilities” on LP’s balance sheet.

NOTE 17 – POTENTIAL INSURANCE RECOVERY

LP filed suit in June, 2001, against one of ABT Co, Inc’s insurers seeking indemnity, defense costs, and declaratory relief for claims arising out of a coverage dispute in the ABTco Hardboard Siding Settlement.   On May 31, 2005, after trial by jury and post-trial motions filed by the insurer, the United States District Court for the Western District of North Carolina entered judgment in favor of LP, ordering that the insurer pay damages in the amount of $11.7 million ($3.9 million damages trebled under the applicable statute), plus $2.5 million representing the insurer’s share of defense costs for the underlying hardboard siding suit, and that the insurer indemnify against 77.5% of any liability and a portion of the administrative costs associated with certain future claims that fall within the insurer’s policy periods.  On May 31, 2005, the judge also ordered the insurer to reimburse the Company $2 million for the costs in prosecuting this case.   On June 29, 2005, the insurer filed a Notice of Appeal.  LP has not recorded any gain in connection with this judgment as the matter remains on appeal and any such gain is contingent on prevailing in part or in whole at the appellate court.

NOTE 18 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

 In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005 and will become effective for LP beginning with the first quarter of 2006. LP has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.

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

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for more than 60% of sales during the six month period ended June 30, 2005 and more than 65% of sales in the six months ended June 30, 2004.

During the six months ended June 30, 2005, compared to the comparable period of 2004, we saw continued increases in the cost of petroleum-based raw materials and wood throughout our businesses. In our non-commodity based businesses, we were able to implement price increases to partially mitigate these cost increases.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  During the first six months of 2005, commodity OSB prices moderated significantly compared to the same period in the prior year but nonetheless remained at cyclically high levels.

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

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.7 million higher if the LIFO inventories were valued at average cost as of June 30, 2005.

Property, plant and equipment.  We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Stock options. We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower. For the six month period ended June 30, 2005, had we recorded this compensation expense, our net income would have been lower by $0.7 million. In the later portion of 2004, the FASB issued SFAS No. 123R, which will require us to use the fair value method beginning in 2006.

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

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2005, we excluded from our estimates approximately $6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2005, we had established valuation allowances against certain deferred tax assets, primarily related to state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

Our net income for the second quarter of 2005 was $100 million, or $0.90 per diluted share, on sales of $692 million, compared to the second quarter of 2004 net income of $192 million, or $1.75 per diluted share, on sales of $790 million. For the second quarter of 2005, income from continuing operations was $104 million, or $0.94 per diluted share, compared to income from continuing operations of $188 million, or $1.71 per diluted share, for the second quarter of 2004.

Our net income for the six months ended June 30, 2005 was $202 million, or $1.82 per diluted share, on sales of $1.4 billion, compared to the six months ended June 30, 2004 net income of $299 million, or $2.73 per diluted share, on sales of $1.5 billion. For the six months ended June 30, 2005, income from continuing operations was $210 million, or $1.89 per diluted share, compared to income from continuing operations of $298 million, or $2.72 per diluted share, for the six months ended June 30, 2004. For the comparable six-month period of 2004 results included charges primarily for the early extinguishment of debt, impairments of long-lived assets, litigation and other operating charges and credits totaling $63.4 million.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Net sales	$404	$536	-25%	$820	$993	-17%
Operating profits	$147	$309	-53%	$318	$563	-44%
Depreciation, amortization and cost of timber harvested	$22	$20		$44	$42

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2005 compared to the quarter and six months ended June 30, 2004 are as follows:

	Quarter Ended June 30, 2005 versus 2004		Six Months Ended June 30, 2005 versus 2004
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

Commodity OSB	(27)%	3%	(19)%	3%

OSB prices declined for the second quarter and the first six months of 2005 as compared to the corresponding periods of 2004 due to better balance between supply and demand. The reduction in selling price accounted for a decrease in net sales and operating profits of approximately $142 million for the quarter and $193 million for the first six months.

Compared to the second quarter and first six months of 2004, the primary factor, along with the reduced sales price, for decreased operating profits was the significant increase in petroleum based raw materials and wood fiber. Compared to the same periods in 2004, resin costs per unit increased over 40% and wood fiber cost per unit over 15%. Additionally, a significant portion of our OSB costs are denominated in Canadian dollars. The Canadian dollar has strengthened significantly since the first half of 2004 which causes our cost stated in U.S. dollars to increase.

SIDING

Our siding segment produces and markets wood-based siding and related accessories, interior hardboard products and specialty OSB products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Net sales	$125	$114	10%	$221	$211	4%
Operating profits	$16	$16	0%	$24	$28	-14%
Depreciation, amortization and cost of timber harvested	$4	$4		$8	$8

Sales in this segment are broken down as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
OSB-based exterior products(1)	$80	$67	19%	$135	$126	7%
Hardboard products	45	47	-3%	86	85	1%
Total	$125	$114	10%	$221	$211	5%

(1) Includes commodity OSB

Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2005 compared to the quarter and six month period ended June 30, 2004 are as follows:

	Quarter Ended June 30, 2005 versus 2004		Six Months Ended June 30, 2005 versus 2004
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

OSB-based exterior products	4%	6%	4%	(4)%
Commodity OSB	(31)%	500%	(21)%	150%
Hardboard products	24%	(22)%	20%	(17)%

For the second quarter of 2005, sales volumes for OSB-based exterior products increased from the second quarter for 2004 due to lower shipments in the first quarter of 2005 as the market absorbed excess inventory built in the fourth quarter of 2004 and began reordering. For the six-month period ended June 30, 2005 as compared to the same period in the prior year, shipments were slightly down due to the fourth quarter 2004 inventory build in the channel, which slowed sales volume in the first quarter of 2005.  For both the second quarter as well as the six-month period ended June 30, 2005 as compared to the same periods in the prior year, sales prices are higher due to a price increase, which took effect on January 1, 2005, to offset increases in raw material costs.

In our hardboard product line, for both the second quarter as well as the six-month period ended June 30, 2005, sales volume declined and sales prices increased due to a change in product mix as we shifted production capacity to siding products and away from industrial hardboard products. This change in mix also caused our average sales price to increase as our siding products are sold at higher prices than industrial products.

Overall, for the second quarter of 2005 compared to the same period in the prior year, results in our siding segment were flat. This was primarily due to increases in the profitability of the hardboard business offset by reductions in OSB-based exterior products due to higher raw material costs. For the first six months of 2005 compared to the same period in the prior year, operating profits declined primarily due to reduced sales volumes in our OSB-based exterior products, poor operating performance at an OSB-based exterior product plant and increased costs for wood, energy and resin. These declines were partially offset by increased sales prices.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Net sales	$121	$104	16%	$230	$183	26%
Operating profits	$12	$1	1629%	$18	$(0)	—
Depreciation, amortization and cost of timber harvested	$3	$4		$7	$8

Sales in this segment are broken down as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
LVL	$54	$42	29%	$102	$75	36%
I-Joist	57	48	19%	103	80	29%
Other	10	14	-29%	25	28	-11%
Total	$121	$104	16%	$230	$183	26%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2005 compared to the quarter and six months ended June 30, 2004 are as follows:

	Quarter Ended June 30, 2005 versus 2004		Six Months Ended June 30, 2005 versus 2004
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

LVL	25%	3%	23%	10%
I-Joist	15%	4%	16%	12%

During the second quarter and first six months of 2005, we continued to grow our EWP segment.  We saw growth in both LVL and I-Joist sales due to expanded presence with large production builders.  During 2004, we implemented several price increases to offset higher raw material costs.

The results of operations of our EWP segment improved for both the second quarter and the six-month period ended June 30, 2005 primarily due to increased sales prices which were partially offset by increases in raw material costs (primarily veneer and lumber) as well as the impact of the strengthened Canadian dollar on our costs as stated in U.S. dollars.

OTHER PRODUCTS

Our other products category includes our moulding, composite decking business and Chilean operations, which are not individually material. Additionally, this category includes timber and timberlands not associated with other segments or businesses to be divested, pulp and other minor products and services and other operations closed prior to January 1, 2002.  Mills that were closed prior to January 1, 2002 related to our divested businesses are included in the “Other Products” category.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Net sales	$46	$38	20%	$88	$82	7%
Operating profits	$5	$3	67%	$11	$7	57%
Depreciation, amortization and cost of timber harvested	$2	$2		$4	$3

Sales in this segment are broken down as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Decking	$20	$17	18%	$41	$36	14%
Moulding	12	9	33%	23	20	15%
Chile	7	5	40%	16	12	33%
Other	7	7	0%	8	14	-43%
Total	$46	$38	21%	$88	$82	7%

Percent changes in average sales prices and unit shipments for the quarter and six-month period ended June 30, 2005 compared to the quarter and six-month period ended June 30, 2004 are as follows:

	Quarter Ended June 30, 2005 versus 2004		Six Months Ended June 30, 2005 versus 2004
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

Decking	6%	14%	8%	2%
Moulding	10%	13%	10%	4%

During both the second quarter and first six months of 2005 as compared to the same periods in the prior year, we saw increases in both sales volumes and prices for our moulding and decking businesses. The price increases were announced to offset higher raw material costs, principally resin. In our Chilean operation, we continued to see higher sales due to both increases in commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets. The decline in our other businesses is primarily due to the reduction in sales attributed to the divestiture of most of our lumber facilities. Additionally, sales of logs to third parties from our timberlands or related timber contracts declined significantly. Overall, the results of this category improved due to the improved sales prices and volumes in our moulding and decking businesses and Chilean operations.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the second quarter of 2005 as compared to the same period in the prior year, general corporate expenses declined by 25% and for the six-month period ended June 30, 2005 as compared to the same period in the prior year, general corporate expenses declined by 17%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decline in the second quarter and the first six months of 2005 primarily resulted from several one time charges recorded in the first six months of 2004 related to stock compensation accruals that were not required in the first six months of 2005 and several non-recurring credits received in 2005.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in both the second quarter and first six months of 2005 was significantly lower than the comparable periods in 2004 due to lower interest rates on variable debt and a lower average amount of debt outstanding. Investment income in the second quarter and first six months of 2005 was higher than the comparable periods in 2004 due to the significantly higher cash and cash equivalent and investment balances and higher investment rates. Capitalized interest for the first six months of 2005 was $0.8 million as compared to $1.9 million in the comparable period in 2004.

DISCONTINUED OPERATIONS

Included in discontinued operations for the second quarter and first six months of 2005 and 2004 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the first six months of 2005, these operations included two lumber mills and our vinyl operations. For the first six months of 2004, these operations include three lumber mills, our vinyl operations and an interior hardboard operation.

Included in the operating losses of discontinued operations for the first quarter of 2005 is a charge of $3.3 million associated with employee severance costs associated with the cedar lumber mill for which we announced the permanent closure during the quarter. Included in the operating losses of discontinued operations for the second quarter of 2005 are: a charge of $0.8 million for employee severance costs associated with a sold lumber facility; a $5 million impairment charge on assets held for sale; and a gain of $1.6 million on the sale of a lumber facility in Michigan.

Included in the operating losses of discontinued operations for the first quarter of 2004 are: a charge of $6.7 million to reduce the book value associated with assets held for sale to the estimated sales price; a charge of $2.1 million on the sale of a lumber facility in Idaho; and a charge of $0.4 million on long-term timber contracts associated with previously closed or sold facilities. Included in the operating losses of discontinued operations for the second quarter of 2005 is a gain of $1.3 million associated with the settlement of a contingency regarding a lumber facility in Idaho. Additionally, during the first six months of 2004 we recognized $3.7 million in income associated with the liquidation of certain LIFO inventories due to the reduced log inventories at sites to be sold or closed.

INCOME TAXES

Income before taxes for the quarter and six month period ended June 30, 2005 and 2004 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Continuing operations	$159.6	$293.5	$325.3	$465.6
Discontinued operations	(6.6)	7.0	(12.6)	2.1
	153.0	300.5	312.7	467.7
Total tax provision	52.7	108.1	110.7	168.8
Net income	$100.3	$192.4	$202.0	$298.9

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. For 2005, the primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars, recognition of the manufacturing deduction associated with the Jobs Creation Act of 2004, and a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates. The components and associated estimated effective income tax rates applied to the six-month period ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	2005		2004
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$115.5	36%	$168.0	36%
Discontinued operations	(4.8)	38%	0.8	38%
	$110.7	35%	$168.8	36%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement

Benefits (revised 2003).”  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  We estimate that our defined benefit pension expense for 2005 will be approximately $16 million.  That estimate assumes that we have no curtailment or settlement expenses in 2005.  If a curtailment or settlement does occur in 2005, this estimate may change significantly.  We estimate that we will contribute approximately $15 to $20 million to these plans in 2005.  As of June 30, 2005, we had contributed approximately $12 million to these plans. At December 31, 2004, we had an unrecognized loss of $93 million associated with our defined benefit pension plan.  The amortization of this unrecognized loss will account for approximately 48% of our 2005 pension expense.

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

Cumulative statistics under hardboard settlements are as follows:

	June 30, 2005	March 31, 2005	December 31, 2004
Requests for claims	42,700	41,200	39,300
Completed claims received	28,500	27,000	25,200
Completed claims pending	2,600	2,700	2,200
Claims dismissed	8,300	7,900	7,700
Claims settled	17,600	16,400	15,300

The average payment amount for settled claims as of June 30, 2005, March 31, 2005 and December 31, 2004 was essentially unchanged at $1,300. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under credit facilities. We may also from time to time issue and sell equity or debt securities or engage in other capital market transactions.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends to our stockholders. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations.  Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice

We expect to be able to meet the future cash requirements of our existing businesses through cash expected to be generated from operations, existing cash balances, existing credit facilities and other capital resources. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES

During the first six months of 2005, we generated $251 million of cash from operating activities compared to $390 million in the first six months of 2004. The reduction in cash provided by operations in the first six months of 2005 was primarily a result of lower income from our OSB and siding businesses and additional cash used for working capital purposes compared to same period of 2004.

Additionally, we paid out $5 million in the first six months of 2005 as compared to $29 million in the same period of 2004 related to litigation settlements.

INVESTING ACTIVITIES

During the first six months of 2005, we used approximately $120 million in investing activities. Capital expenditures in the first six months were $67 million and were primarily invested in capital projects to reduce production costs in our OSB facilities as well as increase capacity in our decking operations. Additionally, we contributed $52 million to our joint ventures with Canfor Corporation to continue building an OSB facility in British Columbia, Canada and Abitibi - Consolidated for the construction of a second I-Joist facility in Quebec, Canada. We also used approximately $2.45 billion to purchase investments with maturities in excess of 90 days to increase the returns on our investments and received $2.42 billion on the sale of these types of investments.

During the first six months of 2004, we used approximately $525 million in cash in investing activities. Capital expenditures for property, plant and equipment in the first six months of 2004 were $55 million, and related primarily to capital projects to reduce production costs and increase capacity in certain OSB facilities, purchase a research and development facility and expand decking production capacities. We used approximately $789 million to purchase investments with maturities in excess of 90 days to increase the returns on our investments and received $285 million on the sale of these types of investments. Capital expenditures for 2005 are expected to be about $180 million for projects to reduce our energy, raw materials and resin costs in our current OSB mills and for expansion projects in our decking and siding operations. We expect to invest $60 million in our joint venture projects. Additionally, during the first six months of 2004, we reduced our restricted cash which was collateralizing outstanding letters of credit by $29 million due to a litigation settlement.

FINANCING ACTIVITIES

In the first six months of 2005, net cash used in financing activities was $16 million as compared to $230 million in the first six months of 2004. In the first six months of 2005, we generated $9 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $25 million.

In the first six months of 2004, we repaid $246 million of our long-term debt. These payments included a premium on the early extinguishment of the senior and subordinated notes of approximately $41 million. We generated $30 million in proceeds from the sale of common stock under our various equity compensation plans and paid a cash dividend of $13 million.

CREDIT FACILITIES

We have a revolving line of credit, which will expire in September 2009, which provides for committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At June 30, 2005, we had no borrowings outstanding under the facility. Letters of credit, which reduce our borrowing capacity, issued and outstanding totaled approximately $60 million as of June 30, 2005 and were cash collaterialized with $63 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2005. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $3 million as of June 30, 2005 and were cash collateralized with $3.3 million.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility.  At June 30, 2005, we had no borrowings outstanding under this facility.

The following details our current debt ratings as of August 1, 2005:

	Moody’s Investor Service	Standard & Poor’s

Senior Notes	Baa3	BBB-

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

Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future. According to Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 5 billion square feet from 1998 to 2003 on a 3/8-inch equivalent basis and is projected to increase by approximately 7 billion square feet in the 2005 to 2009 period.  RISI has projected that total North American demand for OSB will increase by about 4 billion square feet during the same 2005 to 2009 period.  If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins in the foreseeable future.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2005, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

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

As of June 30, 2005, we had $1.0 (Canadian) billion in intercompany debt between our U.S. and Canadian subsidiaries. This debt is denominated in Canadian dollars and therefore is subject to translation gains and losses in terms of U.S. dollars. While the gains and losses due to translation are eliminated in consolidation for financial reporting purposes, the tax effect is not because the translation of the Canadian balance into U.S. dollars occurs outside of the tax reporting entities and therefore creates a tax difference. For each $.01 increase or decrease in the exchange rate, our annual tax expense will increase or decrease, respectively, by $3.9 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2005, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and six-month periods ended June 30, 2005 and 2004.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Oriented strand board, million square feet 3/8” basis	1,402	1,397	2,773	2,761

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	23	3	26	8

Wood-based siding, million square feet 3/8” basis	264	254	514	514

Engineered I-Joist, million lineal feet	23	23	49	45

Laminated veneer lumber (LVL), thousand cubic feet	3,182	3,054	6,375	5,890

Composite Decking, thousand lineal feet	14	10	26	16

Vinyl Siding, squares	775	804	1,510	1,591

(1) Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004 1st Qtr. Avg.	428
2004 2nd Qtr Avg.	437
2005 1st Qtr. Avg.	364
2005 2nd Qtr Avg.	297

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

We no longer manufacture or sell fiber cement shakes. The dollar amount of the referenced claims cannot presently be determined.  The complaint in this action does not quantify the relief sought by the plaintiffs individually or on behalf of the class, discovery in this action has not been completed, no determination of liability has been made and no process for the submission of individual claims in connection with this action has been established. Counsel for the plaintiffs in this action has stated that the plaintiffs “seek as damages the cost of replacing all of the roofs, estimated to be approximately $100 million, plus punitive damages.”  In addition to denying liability for the replacement of the affected roofs, we believe that the foregoing estimate of related cost is significantly overstated. We believe that we have substantial defenses to this action and are unable to predict the potential financial impact of this action.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 6. Exhibits

10.3*	2005 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

LOUISIANA-PACIFIC CORPORATION

Date: August 8, 2005	BY: /S/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: August 8, 2005	By: /S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)