Form 10-Q
period 2005-09-30
LOUISIANA-PACIFIC CORP
filed 2005-11-07
CIK 60519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2005

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 105,773,933 shares of Common Stock, $1 par value, outstanding as of October 26, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☒

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

•                  changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, the EURO and the Chilean peso;

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

Item 1.             Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	$621.3	$702.2	$1,974.7	$2,166.3
OPERATING COSTS AND EXPENSES
Cost of sales	445.6	427.4	1,334.6	1,202.7
Depreciation, amortization and depletion	33.5	39.1	98.8	103.3
Selling and administrative	36.8	38.1	110.5	119.9
Loss on sale or impairment of long lived assets	0.9	2.7	—	15.7
Other operating credits and charges, net	0.3	15.5	1.4	24.6
Total operating costs and expenses	517.1	522.8	1,545.3	1,466.2

Income from operations	104.2	179.4	429.4	700.1

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange (loss) gain	0.4	1.8	(1.6)	2.9
Loss on early extinguishment of debt	—	(0.2)	—	(41.5)
Interest expense, net of capitalized interest	(13.1)	(14.4)	(44.1)	(49.8)
Investment income	18.8	11.3	51.2	30.6
Total non-operating income (expense)	6.1	(1.5)	5.5	(57.8)

Income before taxes and equity in earnings of unconsolidated affliates	110.3	177.9	434.9	642.3
Provision (benefit) for income taxes	(66.5)	72.9	49.0	240.9
Equity in (income) loss of unconsolidated affliates	1.3	(0.5)	0.5	(1.8)

Income from continuing operations	175.5	105.5	385.4	403.2

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(12.0)	4.1	(24.6)	6.2
Income tax provision (benefit)	(4.7)	1.5	(9.5)	2.4
Income (loss) from discontinued operations	(7.3)	2.6	(15.1)	3.8

Net income	$168.2	$108.1	$370.3	$407.0

Net income per share of common stock (basic):
Income from continuing operations	$1.61	$0.96	$3.50	$3.73
Income (loss) from discontinued operations	(0.07)	0.03	(0.14)	0.03
Net Income - per share basic	$1.54	$0.99	$3.36	$3.76

Net income per share of common stock (diluted):
Income from continuing operations	$1.61	$0.95	$3.48	$3.68
Income (loss) from discontinued operations	(0.08)	0.03	(0.14)	0.04
Net Income - per share diluted	$1.53	$0.98	$3.34	$3.72

Average shares of stock outstanding - basic	109.0	109.6	110.1	108.2
Average shares of stock outstanding - diluted	109.6	110.7	110.8	109.5

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$654.4	$544.7
Short-term investments	394.8	608.2
Receivables, net	183.1	185.5
Inventories	211.0	203.5
Prepaid expenses and other current assets	16.6	15.9
Deferred income taxes	1.0	26.7
Current portion of notes receivable from asset sales	70.8	—
Current assets of discontinued operations	12.9	19.6
Total current assets	1,544.6	1,604.1

Timber and timberlands	95.4	97.7

Property, plant and equipment	1,794.9	1,756.3
Accumulated depreciation	(1,038.0)	(1,008.3)
Net property, plant and equipment	756.9	748.0

Goodwill	273.5	273.5
Notes receivable from asset sales	333.0	403.8
Long-term investments	23.2	30.2
Restricted cash	64.1	65.5
Investments in and advances to affliates	193.3	132.7
Other assets	38.6	37.6
Long-term assets of discontinued operations	13.7	57.5
Total assets	$3,336.3	$3,450.6

LIABILITIES AND EQUITY
Current portion of long-term debt	$22.6	$178.0
Current portion of limited recourse notes payable	69.7	—
Accounts payable and accrued liabilities	240.5	250.0
Current portion of contingency reserves	12.0	12.0
Total current liabilities	344.8	440.0

Long-term debt, excluding current portion:
Limited recourse notes payable	326.8	396.5
Other long-term debt	209.7	226.0
Total long-term debt, excluding current portion	536.5	622.5

Contingency reserves, excluding current portion	34.7	42.1
Other long-term liabilities	54.7	60.7
Deferred income taxes	397.6	517.5

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	436.4	440.0
Retained earnings	1,737.8	1,406.2
Treasury stock	(257.1)	(127.4)
Accumulated comprehensive loss	(66.0)	(67.9)
Total stockholders’ equity	1,968.0	1,767.8
Total liabilities and equity	$3,336.3	$3,450.6

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$370.3	$407.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	100.8	107.0
Loss on sale or impairment of long-lived assets	18.6	22.7
Tax effect of exercise of stock options	4.8	13.8
Loss on early debt extinguishment	—	41.5
Exchange (gain) loss on remeasurement	4.1	(4.4)
Other operating charges and credits, net	—	14.2
Cash settlement of contingencies	(7.8)	(47.6)
Other adjustments, net	(8.3)	(18.3)
(Increase) decrease in receivables	4.5	(35.3)
Increase in inventories	—	(8.3)
(Increase) decrease in prepaid expenses	0.5	(4.7)
Decrease in accounts payable and accrued liabilities	(15.7)	(27.4)
Increase (decrease) in deferred income taxes	(96.1)	84.3
Net cash provided by operating activities	375.7	544.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(110.5)	(91.2)
Proceeds from asset sales	33.4	16.1
Investment in joint ventures	(63.8)	(12.7)
Proceeds of sales of investments	3,419.0	1,258.6
Cash paid for purchase of investments	(3,196.4)	(1,828.6)
Decrease in restricted cash under letters of credit	3.0	44.0
Other investing activities, net	—	(0.2)
Net cash provided by (used in) investing activities	84.7	(614.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facilities	—	(4.5)
Repayment of long-term debt	(171.1)	(259.2)
Sale of common stock under equity plans	11.7	40.0
Payment of cash dividends	(38.7)	(21.8)
Purchase of treasury stock	(150.6)	(2.0)
Other financing activites, net	—	0.5
Net cash used in financing activities	(348.7)	(247.0)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS:	(2.0)	2.2

Net increase (decrease) in cash and cash equivalents	109.7	(314.3)
Cash and cash equivalents at beginning of period	544.7	925.9

Cash and cash equivalents at end of period	$654.4	$611.6

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

							Accumulated	Total
	Common Stock		Paid in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity

Balance, December 31, 2004	116.9	$116.9	$440.0	$1,406.2	6.8	$(127.4)	$(67.9)	$1,767.8

Net income	—	—	—	370.3	—	—	—	370.3
Issuance of shares for employee stock plans and other purposes	—	—	(8.4)	—	(1.0)	20.9	—	12.5
Dividends	—	—	—	(38.7)	—	—	—	(38.7)
Tax effect of employee stock plan transactions	—	—	4.8	—	—	—	—	4.8
Shares purchased	—	—	—	—	5.4	(150.6)	—	(150.6)
Other comprehensive loss	—	—	—	—	—	—	1.9	1.9

Balance, September 30, 2005	116.9	$116.9	$436.4	$1,737.8	11.2	$(257.1)	$(66.0)	$1,968.0

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$168.2	$108.1	$370.3	$407.0

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	2.7	0.5	3.1	(1.2)
Unrealized gain (loss) on marketable securities	(0.1)	0.1	0.1	(0.1)
Unrealized gain (loss) on derivative instruments	(0.5)	—	(1.3)	0.2
Other comprehensive income (loss), net of tax	2.1	0.6	1.9	(1.1)

Comprehensive income, net of tax	$170.3	$108.7	$372.2	$405.9

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

Additionally, in LP’s Consolidated Statement of Cash Flows for the nine month period ended September 30, 2005, the classification of changes in restricted cash balances have been reclassified to present such changes as an investing activity. Previously these changes were presented as a financing activity.  In the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, changes in restricted cash balances were reclassified to be consistent with the 2005 presentation resulted in a $44.0 million increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

Auction rate securities totaling $232 million as of September 30, 2004, which were previously reported in our consolidated balance sheets and consolidated statements of cash flows as cash equivalents, have been reclassified to short-term investments to conform to the presentation of auction rate securities as short-term investments as of December 31, 2004 and September 30, 2005.  This reclassification had no impact on LP’s results of operations, total assets or changes in stockholders’ equity.

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

Dollar and share amounts in millions, except per	Quarter Ended September 30,		Nine Months Ended September 30,
share amounts	2005	2004	2005	2004

Numerator:
Income attributed to common shares:
Income from continuing operations	$175.5	$105.5	$385.4	$403.2
Income (loss) from discontinued operations	(7.3)	2.6	(15.1)	3.8
Net income	$168.2	$108.1	$370.3	$407.0

Denominator:
Basic - weighted average common shares outstanding	109.0	109.6	110.1	108.2
Dilutive effect of employee stock plans	0.6	1.1	0.7	1.3
Diluted shares outstanding	109.6	110.7	110.8	109.5

Basic earnings per share:
Income from continuing operations	$1.61	$0.96	$3.50	$3.73
Income (loss) from discontinued operations	(0.07)	0.03	(0.14)	0.03
Net income per share	$1.54	$0.99	$3.36	$3.76

Diluted earnings per share:
Income from continuing operations	$1.60	$0.95	$3.48	$3.68
Income (loss) from discontinued operations	(0.07)	0.03	(0.14)	0.04
Net income per share	$1.53	$0.98	$3.34	$3.72

Stock options to purchase approximately 0.3 million shares at September 30, 2005 and 0.2 million shares at September 30, 2004 were considered anti-dilutive or not in-the-money for purposes of LP’s earnings per share calculation.

During the quarter, LP repurchased 5.4 million shares in connection with an accelerated stock buyback program with a financial intermediary for an aggregate purchase price of $150 million. The final number of shares to be repurchased under this program will be generally based on the volume weighted average share price of LP’s common stock during the term of the program.  The minimum and maximum shares which may be repurchased under this program are 5.4 million to 6.3 million shares. Under the terms of the program, the financial intermediary delivered to LP the initial number of shares of common stock on an initial settlement date, subject to share adjustments pursuant to which LP may receive additional shares upon the completion of the program. LP expects the program to be completed in the first quarter of 2006, although in certain circumstances the completion date may be accelerated or extended. The final number of shares repurchased will be determined at completion of the program.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollars amounts in millions, except per share amounts	2005	2004	2005	2004

Net income, as reported	$168.2	$108.1	$370.3	$407.0
Add: Stock-based employee compensation included in reported net income (loss), net of related income tax effects	0.2	7.0	0.8	9.2

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.7)	(6.6)	(3.3)	(10.3)
Pro forma net income	$166.7	$108.5	$367.8	$405.9

Net income per share—basic, as reported	$1.54	$0.99	$3.36	$3.76
Net income per share— diluted, as reported	$1.53	$0.98	$3.34	$3.72

Net income per share—basic, proforma	$1.53	$0.99	$3.34	$3.75
Net income per share— diluted, proforma	$1.52	$0.98	$3.32	$3.71

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories (excluding discontinued operations) are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2005	December 31, 2004

Logs	$70.9	$59.0
Other raw materials	32.7	36.8
Finished products	101.7	102.6
Supplies	8.4	7.8
LIFO reserve	(2.7)	(2.7)
Total	$211.0	$203.5

Inventory included in current assets of discontinued operations
Logs	$—	$1.1
Other raw materials	2.8	3.4
Finished products	10.0	14.9
Supplies	0.1	0.2
Total	$12.9	$19.6

The preparation of interim financial statements requires the estimation of LP’s year-end inventory quantities and costs for purposes of determining LIFO inventory adjustments.  These estimates are revised quarterly and the estimated incremental change in the LIFO inventory reserve is recognized over the remainder of the year.

NOTE 6 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During the second quarter of 2005, LP announced that it intended to sell its vinyl operations.  At September 30, 2005, LP had two vinyl plants classified as discontinued.  For the first nine months of 2005, these operations included two lumber mills and our vinyl operations. For the first nine months of 2004, these operations include three lumber mills, our vinyl operations and an interior hardboard operation.

Sales and income (loss) for these businesses are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2005	2004	2005	2004

Sales	$39.3	$66.3	$122.1	$219.4

Income (loss) from discontinued operations, net of tax	$(7.3)	$2.6	$(15.1)	$3.8

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

In the third quarter of 2005, LP recorded a gain of $3.7 million associated with the sale of a lumber facility in Idaho and a loss of $17.0 million associated with impairment charges on assets held for sale.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 are as follows:

Dollar amounts in millions	September 30, 2005	December 31, 2004

Inventories	$12.9	$19.6

Timber and timberlands	0.2	0.7

Property, plant and equipment	37.9	86.9
Accumulated depreciation	(24.4)	(33.2)
Net, property, plant and equipment	13.5	53.7

Goodwill	—	3.1

Total long-term assets of discontinued operations	13.7	57.5

Total assets of discontinued operations	$26.6	$77.1

NOTE 7 – INCOME TAXES

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. In 2005, the primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with the recognition of the manufacturing deduction enacted with the American Jobs Creation Act of 2004, a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates and interest deductible for income tax purposes that is eliminated in the consolidation process. In 2004, the primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars and a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates.

During the third quarter of 2005, LP finalized its plans to repatriate accumulated earnings from its Canadian subsidiaries to the U.S. under the provisions of the American Jobs Creation Act of 2004.  LP plans to repatriate approximately $522 million of Canadian earnings in the fourth quarter of 2005 and will pay approximately $31 million in U.S. federal and state income taxes with respect to the distribution and an additional $22 million, net of tax benefit, in Canadian withholding taxes payable over the next four years.  LP had previously anticipated repatriating a portion of these earnings as a dividend to the U.S., and accordingly accrued a tax liability of $155 million through June 30, 2005 ($144.3 million at December 31, 2004).  The American Jobs Creation Act of 2004 provides for a dividends received deduction for 85% of the qualified portion of this dividend and therefore, in the third quarter, LP reversed $91 million of tax liabilities accrued in prior years as well as $10.7 million accrued in the first six months of 2005.

 The components and associated estimated effective income tax rates applied to the nine month periods ended September 30 are as follows:

	Nine Months Ended September 30,
	2005		2004
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$140.0	32%	$240.9	37%
Discontinued operations	(9.5)	38%	2.4	39%
Effect of repatriation	(91.0)		—
	$39.5	10%	$243.3	37%

NOTE 8 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2005	2004	2005	2004

Change in environmental contingency reserves	$—	$0.4	$—	$2.1
Charges associated with corporate relocation	(0.3)	(5.1)	(2.4)	(9.5)
Additions to product related contingency reserves	—	—	—	—
Increase in litigation reserves	—	—	—	(6.0)
Recovery related to assets and liabilities transferred under contractual arrangement	—	—	1.0	—
Charges associated with CEO retirement	—	(10.7)	—	(10.7)
Loss on energy contract	—	—	—	—
Other	—	(0.1)	—	(0.5)
	$(0.3)	$(15.5)	$(1.4)	$(24.6)

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

In the third quarter of 2005, LP recorded a charge of $0.3 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

NOTE 9 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components of “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30 are reflected in the table below and are described in the paragraph following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2005	2004	2005	2004

Gain (loss) on long-lived assets	$(0.9)	$0.6	$(1.2)	$0.5
Impairment (charges) reversals on long-term assets	—	(3.3)	1.2	(16.2)
	$(0.9)	$(2.7)	$—	$(15.7)

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales:
OSB	$353.0	$436.3	$1,173.0	$1,428.8
Siding	129.1	115.3	349.8	326.5
Engineered Wood Products	100.9	114.6	330.7	297.6
Other	40.1	40.0	128.5	121.9
Less: Intersegment sales	(1.8)	(4.0)	(7.3)	(8.5)
	$621.3	$702.2	$1,974.7	$2,166.3

Operating profit:
OSB	$98.6	$199.1	$416.4	$761.8
Siding	17.1	17.2	40.5	44.9
Engineered Wood Products	7.9	3.6	25.5	3.4
Other	1.4	3.4	12.4	10.0
Other operating credits and charges, net	(0.3)	(15.5)	(1.4)	(24.6)
Loss on sales of and impairment of long lived assets	(0.9)	(2.7)	—	(15.7)
General corporate and other expenses, net	(20.9)	(25.2)	(64.5)	(77.9)
Early extinguishment of debt	—	(0.2)	—	(41.5)
Foreign currency gains (losses)	0.4	1.8	(1.6)	2.9
Investment income (interest expense), net	5.7	(3.1)	7.1	(19.2)
Income from operations before taxes	109.0	178.4	434.4	644.1
Provision (benefit) for income taxes	(66.5)	72.9	49.0	240.9
Income from continuing operations before cumulative effect	$175.5	$105.5	$385.4	$403.2

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

LP’s primary Canadian subsidiary has arrangements with the Canadian provincial governments which gives this subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and management agreements, long-term pulpwood agreements and various other timber licenses. In early 2005, the Quebec government announced changes to the provincial timber license structure. These included a reduction in the harvesting rights for holders of certain long-term timber licenses. LP currently anticipates that these changes will not affect its timber licenses associated with its OSB facilities in Quebec; however, it may affect LP’s timber allocations associated with its sawmill operations in Quebec. As of the date of this report, management was unable to predict what effects these changes will have on this operation.

NOTE 13 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2005	December 31, 2004

Environmental reserves	$8.7	$11.4
Hardboard siding reserves	33.1	37.2
Other	4.9	5.5
Total contingency reserves	46.7	54.1
Current portion of contingency reserves	(12.0)	(12.0)
Long-term portion of contingency reserves	$34.7	$42.1

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

NOTE 14 - EARLY DEBT EXTINGUISHMENT

During the first nine months of 2004, LP repurchased $197.4 million of its publicly traded debt obligations ($193.6 million of the 10.875% Subordinated Notes and $3.8 million of the 8.5% Senior Notes). In connection with these repurchases, LP recorded charges of $42 million to reflect the premiums paid and certain transaction costs.

NOTE 15 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarters and nine month periods ended September 30, 2005 and 2004. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2005	2004	2005	2004

Service cost	$2.5	$3.4	$7.5	$7.5
Interest cost	3.7	3.2	11.1	9.0
Expected return on plan assets	(3.9)	(3.5)	(11.7)	(9.8)
Amortization of prior service cost and transition assets	0.2	0.4	0.6	0.8
Recognized net actuarial loss	1.4	2.3	4.2	4.8
Net periodic pension cost	$3.9	$5.8	$11.7	$12.3

Through September 30, 2005, LP recognized $11.7 million of pension expense for all of LP’s defined benefit plans. We presently anticipate recognizing an additional $3.9 million of pension expense in the remainder of 2005 for a total of $15.6 million.

Through September 30, 2005, LP made approximately $20 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates contributing an additional $1 to $2 million to fund LP’s defined benefit plans in the remainder of 2005 for a total of $21 to $22 million.

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

Additionally, LP provides warranties on product sales. The reserves for these warranties are determined by applying the provisions of SFAS No. 5, “Accounting for Contingencies.” The activity in warranty reserves for the first nine months of 2005 and 2004 are summarized in the following table:

Dollar amounts in millions	September 30, 2005	September 30, 2004

Beginning Balance, December 31,	$22.2	$21.0
Accrued to expense	4.5	4.0
Payments made	(3.9)	(3.8)
Balance, September 30	22.8	21.2
Current portion of warranty reserve	(7.0)	(7.0)
Long-term portion of warranty reserves	$15.8	$14.2

The current portion of the warranty reserve is included in the caption “accounts payable and accrued liabilities” and the long-term portion is included in the caption “other long-term liabilities” on LP’s balance sheet.

NOTE 17 – POTENTIAL INSURANCE RECOVERY

LP filed suit in June, 2001, against one of ABT Co, Inc’s insurers seeking indemnity, defense costs, and declaratory relief for claims arising out of a coverage dispute in the ABTco Hardboard Siding Settlement.   On May 31, 2005, after trial by jury and post-trial motions filed by the insurer, the United States District Court for the Western District of North Carolina entered judgment in favor of LP, ordering that the insurer pay damages in the amount of $11.7 million ($3.9 million damages trebled under the applicable statute), plus $2.5 million representing the insurer’s share of defense costs for the underlying hardboard siding suit, and that the insurer indemnify LP against 77.5% of any liability and a portion of the administrative costs associated with certain future claims that fall within the insurer’s policy periods.  On May 31, 2005, the judge also ordered the insurer to reimburse LP $2 million for the costs in prosecuting this case.   On June 29, 2005, the insurer filed a Notice of Appeal.  LP has not recorded any gain in connection with this judgment as the matter remains on appeal and any such gain is contingent on prevailing in part or in whole at the appellate court.

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

In March 2005, the FASB issued Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in more consistent recognition of liabilities relating to asset retirement obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No.143, “Accounting for Asset Retirement Obligations” which refers to a legal obligation to perform an asset retirement activity in which the timing and /or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management is currently evaluating the impacts of this statement.

In March 2005, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). This staff position provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In the third quarter of fiscal 2005, LP finalized its plans to repatriate $522 million in foreign earnings in fiscal 2005. See Note 7 included in this report for further information.

NOTE 19 – SUBSEQUENT EVENT

On November 7, 2005, LP’s Board of Directors approved a non-binding letter of intent relating to the proposed sale of substantially all of the assets of LP’s vinyl siding business to Kaycan Ltd. In connection with this approval, LP recorded an additional $7 million impairment charge to reduce the net book value of these assets to the estimated net sales price. This adjustment is reflected in LP’s balance sheet and results of operations as of September 30, 2005.

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

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for almost 60% of sales during the nine month period ended September 30, 2005 and more than 65% of sales in the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, compared to the comparable period of 2004, we saw continued increases in the cost of petroleum-based raw materials, energy and wood throughout our businesses. In our non-commodity based businesses, we were able to implement price increases to partially mitigate these cost increases. We expect the costs of these inputs to remain at relatively high levels, and possibly to increase further, in the foreseeable future.

During the third quarter, LP did incur approximately $3 million in direct costs associated with the hurricanes that occurred in September 2005 in the southeastern U.S. Additionally, we expect that the direct of this in the fourth quarter will be approximately $3 million. In the fourth quarter of 2005, LP announced plans to its employees to pay a discretionary bonus of approximately $1, 000 to most of its employees who do not participate in other bonus programs. The total cost of this program will be $6 to $8 million before taxes.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  During the first nine months of 2005, commodity OSB prices moderated significantly compared to the same period in the prior year but nonetheless remained at relatively high cyclical levels.

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

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.7 million higher if the LIFO inventories were valued at average cost as of September 30, 2005.

Property, plant and equipment.  We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Stock options. We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted, we apply only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with

SFAS No. 123, our net income would have been lower. For the nine month period ended September 30, 2005, had we recorded this compensation expense, our net income would have been lower by $1.0 million. In 2004, the FASB issued SFAS No. 123R, which will require us to use the fair value method beginning in 2006.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods.  These judgments are primarily related to the assumptions used to arrive at various estimates.  For 2005, these significant accounting estimates and judgments include:

Legal Contingencies.  Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. In making judgments and assumptions regarding legal contingencies for ongoing class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates and information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date and the experience of third parties who have been subject to product-related claims judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

Environmental Contingencies.  Our estimates of our loss contingencies for environmental matters are also based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2005, we excluded from our estimates approximately $4.7 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2005, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credits, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

Our net income for the third quarter of 2005 was $168 million, or $1.53 per diluted share, on sales of $621 million, compared to the third quarter of 2004 net income of $108 million, or $0.97 per diluted share, on sales of $702 million. For the third quarter of 2005, income from continuing operations was $176 million, or $1.61 per diluted share, compared to income from continuing operations of $106 million, or $0.95 per diluted share, for the third quarter of 2004.

Our net income for the nine months ended September 30, 2005 was $370 million, or $3.34 per diluted share, on sales of $2.0 billion, compared to the nine months ended September 30, 2004 net income of $407 million, or $3.72 per diluted share, on sales of $2.2 billion. For the nine months ended September 30, 2005, income from continuing operations was $385 million, or $3.48 per diluted share, compared to income from continuing operations of $403 million, or $3.68 per diluted share, for the nine months ended September 30, 2004.

Results for the third quarter and the first nine months of 2005 include a one-time reversal of deferred tax liabilities ($102 million for the third quarter and  $91 million for the first nine months) associated with the planned repatriation of foreign earnings as provided by the American Jobs Creation Act of 2004. For the comparable nine month period of 2004 results included charges primarily for the early extinguishment of debt, impairments of long-lived assets, litigation and other operating charges and credits totaling $84 million.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Net sales	$353	$436	(19)%	$1,173	$1,429	(18)%
Operating profits	$99	$199	(50)%	$416	$762	(45)%
Depreciation, amortization and cost of timber harvested	$22	$27		$66	$68

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004 are as follows:

	Quarter Ended September 30, 2005 versus 2004		Nine Months Ended September 30, 2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Commodity OSB	(16)%	0%	(16)%	(2)%

OSB prices declined for the third quarter and the first nine months of 2005 as compared to the corresponding periods of 2004 due to increased industry production capacity that changed the balance between supply and demand. The reduction in selling price accounted for a decrease in net sales and operating profits of approximately $70 million for the quarter and $235 million for the first nine months.

Compared to the third quarter and first nine months of 2004, the primary cause of the decreased operating profits was the reduced sales price discussed above. Additionally, we experienced a significant increase in the cost of petroleum based raw materials, such as resins, delivered log cost and energy costs. Compared to the same periods in 2004, resin costs per unit increased over 25% for the quarter and 35% for the nine month period and delivered log cost per unit increased about 8% for the quarter and 12% for the nine month period. Additionally, a significant portion of our OSB costs are denominated in Canadian dollars. The Canadian dollar has strengthened significantly since the first nine months of 2004 which causes our cost stated in U.S. dollars to increase.

SIDING

Our siding segment produces and markets wood-based siding and related accessories, interior hardboard products and specialty OSB products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Net sales	$129	$115	12%	$350	$327	7%
Operating profits	$17	$17	0%	$41	$45	(9)%
Depreciation, amortization and cost of timber harvested	$4	$4		$12	$12

Sales in this segment are broken down as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
OSB-based exterior products(1)	$82	$68	21%	$217	$195	11%
Hardboard products	47	47	0%	133	132	1%
Total	$129	$115	12%	$350	$327	7%

(1) Includes commodity OSB produced at siding plants

Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2005 compared to the quarter and nine month period ended September 30, 2004 are as follows:

	Quarter Ended September 30, 2005 versus 2004		Nine Months Ended September 30, 2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

OSB-based exterior products	3%	14%	6%	2%
Commodity OSB	(39)%	133%	(22)%	148%
Hardboard products	16%	(13)%	18%	(16)%

For both the third quarter and the first nine months of 2005 as compared to the same periods in the prior year, sales volumes for OSB-based exterior products increased as we continued to expand our market presence with these products. Additionally, for both periods as compared to the same periods in the prior year, sales prices were higher due to a price increase, which took effect on January 1, 2005, to offset increases in raw material costs.

In our hardboard product line, for both the third quarter as well as the nine month period ended September 30, 2005, sales volume declined and sales prices increased due to a change in product mix as we shifted production capacity to siding products and away from interior hardboard products. This change in mix also caused our average sales price to increase as our siding products are sold at higher prices than interior products.

Overall, for the third quarter of 2005 compared to the same period in the prior year, results in our siding segment were flat. This was primarily due to increases in the profitability of the hardboard business offset by reductions in

OSB-based exterior products due to higher raw material costs. For the first nine months of 2005 compared to the same period in the prior year, operating profits declined primarily due to poor operating performance at an OSB-based exterior product plant and increased costs for delivered logs, energy and resin. These declines were partially offset by increased sales prices.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Net sales	$101	$115	(12)%	$331	$298	11%
Operating profits	$8	$4	100%	$26	$4	550%
Depreciation, amortization and cost of timber harvested	$4	$4		$11	$12

Sales in this segment are broken down as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
LVL	$41	$41	0%	$143	$120	19%
I-Joist	48	55	(13)%	151	131	15%
Other	12	19	(37)%	37	47	(21)%
Total	$101	$115	(12)%	$331	$298	11%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004 are as follows:

	Quarter Ended September 30, 2005 versus 2004		Nine Months Ended September 30, 2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

LVL	1%	(17)%	19%	1%
I-Joist	(1)%	(20)%	14%	(1)%

During the third quarter of 2005 compared to the same period in the prior year, sales volumes declined but sales prices remained relatively flat. The reduction in sales volumes is primarily related to customers reducing their inventories early in the quarter, which caused them to reduce the quantity of products ordered from us. During the first nine months of 2005, we saw flat volumes and significantly increased pricing as compared to the same period in the prior year. During the third quarter of 2004, we implemented several price increases to offset higher raw material costs.

The results of operations of our EWP segment improved for both the quarter and the nine month period ended September 30, 2005, primarily due to increased sales prices which were partially offset by increases in raw material costs (primarily veneer and lumber) as well as the impact of the strengthened Canadian dollar on our costs as stated in U.S. dollars.

OTHER PRODUCTS

Our other products category includes our moulding operations, composite decking business and Chilean operations, which are not individually material. Additionally, this category includes timber and timberlands not associated with other segments or businesses, pulp and other minor products and services and other operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Net sales	$40	$40	0%	$129	$122	6%
Operating profits	$1	$3	(67)%	$12	$10	20%
Depreciation, amortization and cost of timber harvested	$2	$2		$6	$5

Sales in this segment are broken down as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Decking	$18	$17	6%	$58	$54	7%
Moulding	9	11	(18)%	32	31	3%
Chile	8	7	14%	24	19	26%
Other	5	5	—	15	18	(17)%
Total	$40	$40	—	$129	$122	6%

Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2005 compared to the quarter and nine month period ended September 30, 2004 are as follows:

	Quarter Ended September 30, 2005 versus 2004		Nine Months Ended September 30, 2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Decking	(2)%	(5)%	5%	0%
Moulding	0%	(14)%	7%	(2)%

During the third quarter of 2005 as compared to the same period in the prior year, we saw decreases in both sales volumes and sales pricing for our decking business and declines in sales volumes for our moulding business. The declines in our decking business are attributed to inventory balancing in our channel as well as the initial impact of our announcement of the BlueLinx distribution agreement. As part of this agreement, we terminated some of our current distributors replacing them with the BlueLinx distribution network. This replacement caused a disruption in our sales volumes as current distributors worked through existing inventory and our new distributor had not yet purchased its initial stock orders. The increase in sales dollars for this business is related to an increase in accessory sales over the third quarter of 2004. The volume declines in our moulding business are attributed to slowing in the retail sales.

For the first nine months of 2005 as compared to the same period in the prior year, we saw increases in sales prices for our decking and moulding businesses. The price increases were announced to offset higher raw material costs, principally resin. In our Chilean operation, we continued to see higher sales due to both increases in commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets.

Overall, the results of this category declined in the third quarter of 2005 due to reduced volumes and increased raw material costs. For the nine month period ended September 30, 2005, operations improved due to the improved sales prices in our moulding and decking businesses and profitable Chilean operations.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the third quarter of 2005 and nine month period ended September 30, 2005 as compared to the same periods in the prior year, general corporate expenses declined 17%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The declines in the third quarter and the first nine months of 2005 primarily resulted from several one time charges recorded in the first nine months of 2004 related to stock compensation accruals that were not required in the first nine months of 2005 and several non-recurring credits recorded in 2005.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in both the third quarter and first nine months of 2005 was lower than the comparable periods in 2004 due to a lower average amount of debt outstanding and lower interest rates on variable debt. Investment income in the third quarter and first nine months of 2005 was higher than the comparable periods in 2004 due to the significantly higher cash and cash equivalent and investment balances and higher investment rates of return. Capitalized interest for the first nine months of 2005 was $1.7 million as compared to $3.3 million in the comparable period in 2004.

DISCONTINUED OPERATIONS

Included in discontinued operations for the third quarter and first nine months of 2005 and 2004 are the results of the operations of mills that have been or are to be divested under our divesture plan. For the first nine months of 2005, these operations included two lumber mills and our vinyl operations. For the first nine months of 2004, these operations included three lumber mills, our vinyl operations and an interior hardboard operation.

Included in the operating losses of discontinued operations for the third quarter of 2005 are a $17 million impairment charge on assets held for sale and a gain of $3.7 million on the sale of a non-operating lumber facility in Idaho.

In addition to the above, during the nine month period ended September 30, 2005, we recorded a charge of $3.3 million associated with employee severance costs associated with the cedar lumber mill in British Columbia, Canada for which we announced the permanent closure, a charge of $0.8 million for employee severance costs associated with a sold lumber facility, a $5 million impairment charge on assets held for sale and a gain of $1.6 million on the sale of a lumber facility in Michigan.

Included in the operating profits of discontinued operations for the third quarter of 2004, is a net gain of $0.6 million associated with the partial settlement of contingent asset sale proceeds from a previously sold facility.

In addition to the above, during the nine month period ended September 30, 2004, we recorded a loss of $6.7 million to reduce the carrying value of assets held for sale to their estimated net realizable value; a net loss of $0.8 million associated with the sale of land and buildings which were formerly an LP distribution center; the sale of two lumber facilities and an interior hardboard operation and the settlement of a contingent gain associated with a previously sold facility; and a loss of $0.4 million on long-term timber contracts associated with previously closed or sold facilities. Additionally, during the first nine months of 2004, we recognized $3.7 million in income associated with the liquidation of certain LIFO inventories due to reduced log inventories at sites to be sold or closed.

INCOME TAXES

Income before taxes for the quarter and nine month period ended September 30, 2005 and 2004 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income from continuing operations	$109.0	$178.4	$434.4	$644.1
Income (loss) from discontinued operations	(12.0)	4.1	(24.6)	6.2
	97.0	182.5	409.8	650.3
Total tax provision on operations	30.5	74.4	130.5	243.3
After-tax income before repatriation	66.5	108.1	279.3	407.0
Effect of repatriation	101.7	—	91.0	—
Net income	$168.2	$108.1	$370.3	$407.0

Accounting standards require that the estimated effective income tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. In 2005, the primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations, before the effect of the earnings repatriation discussed below, relates to differences associated with the recognition of the manufacturing deduction enacted with the American Jobs Creation Act of 2004, a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates and interest deductible for income tax purposes that is eliminated in the consolidation process. In 2004, the primary difference between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relates to differences associated with non-taxable foreign currency exchange gains on certain intercompany debt that is denominated in Canadian dollars and a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates.

During the third quarter of 2005, LP finalized its plans to repatriate accumulated earnings from its Canadian subsidiaries to the U.S. under the provisions of the American Jobs Creation Act of 2004.  LP plans to repatriate approximately $522 million of Canadian earnings in the fourth quarter of 2005 and will pay approximately $31 million in U.S. federal and state income taxes with respect to the distribution and an additional $22 million, net of tax benefit, in Canadian withholding taxes payable over the next four years.  LP had previously anticipated repatriating a portion of these earnings as a dividend to the U.S., and accordingly accrued a tax liability of $155 million through June 30, 2005 ($144.3 million at December 31, 2004).  The American Jobs Creation Act of 2004 provides for a dividends received deduction for 85% of the qualified portion of this dividend and therefore, in the third quarter, LP reversed $91 million of tax liabilities accrued in prior years as well as $10.7 million accrued in the first six months of 2005.

The components and associated estimated effective income tax rates applied to the nine month periods ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,
	2005		2004
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$140.0	32%	$240.9	37%
Discontinued operations	(9.5)	38%	2.4	39%
Effect of repatriation	(91.0)		—
	$39.5	10%	$243.3	37%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003).”  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  We estimate that our defined benefit pension expense for 2005 will be approximately $14 million.  That estimate assumes that we have no significant curtailments or settlements in 2005.  If a curtailment or settlement does occur in 2005, this estimate may change significantly.  We estimate that we will contribute approximately $21 to $22 million to these plans in 2005.  As of September 30, 2005, we had contributed approximately $20 million to these plans. At December 31, 2004, we had an unrecognized loss of $93 million associated with our defined benefit pension plan.  The amortization of this unrecognized loss will account for approximately 48% of our 2005 pension expense.

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

Cumulative statistics under hardboard settlements are as follows:

	September 30, 2005	June 30, 2005	December 31, 2004
Requests for claims	44,400	42,700	39,300
Completed claims received	30,200	28,500	25,200
Completed claims pending	3,600	2,600	2,200
Claims dismissed	8,500	8,300	7,700
Claims settled	18,100	17,600	15,300

The average payment amount for settled claims as of September 30, 2005, June 30, 2005 and December 31, 2004 was essentially unchanged at $1,300. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under credit facilities. We may also from time to time issue and sell equity or debt securities or engage in other capital market transactions.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends to our stockholders. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations.  Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice.

We expect to be able to meet the future cash requirements of our existing businesses through cash expected to be generated from operations, existing cash balances, existing credit facilities and other capital resources. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES

During the first nine months of 2005, we generated $376 million of cash from operating activities compared to $545 million in the first nine months of 2004. The reduction in cash provided by operations in the first nine months of

2005 was primarily a result of lower net income, after giving effect to a one-time reversal of deferred tax liabilities, which in turn was primarily a result of lower income from our OSB business compared to same period of 2004.

As an offset, we paid out $8 million in the first nine months of 2005 as compared to $48 million in the same period of 2004 related to litigation settlements.

INVESTING ACTIVITIES

During the first nine months of 2005, we used approximately $85 million in investing activities. Capital expenditures in the first nine months were $111 million and related primarily to capital projects to reduce production costs in our OSB facilities as well as increase capacity in our decking operations. Additionally, we contributed $64 million to our joint ventures with Canfor Corporation to continue construction of an OSB facility in British Columbia, Canada and to Abitibi - Consolidated for the construction of a second I-Joist facility in Quebec, Canada. We also used approximately $3.2 billion to purchase investments with maturities in excess of 90 days to increase the returns on our investments and received $3.4 billion on the sale of these types of investments.

During the first nine months of 2004, we used approximately $614 million in cash in investing activities. Capital expenditures for property, plant and equipment in the first nine months of 2004 were $91 million, and related primarily to projects to reduce production costs and increase capacity in certain OSB facilities, purchase a research and development facility and expand decking production capacities. We used approximately $1.8 billion to purchase investments with maturities in excess of 90 days to increase the returns on our investments and received $1.3 billion on the sale of these types of investments. Additionally, during the first nine months of 2004, we reduced our restricted cash which was collateralizing outstanding letters of credit by $44 million.

Capital expenditures for 2005 are expected to total about $160 million for projects to reduce our energy, raw materials and resin costs in our current OSB mills and for expansion projects in our decking and siding operations. We expect to invest a total of $80 million in our joint venture projects in 2005.

FINANCING ACTIVITIES

In the first nine months of 2005, net cash used in financing activities was $349 million as compared to $247 million in the first nine months of 2004. In the first nine months of 2005, we generated $12 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $39 million. Additionally, we repurchased $150 million in our common stock through an accelerated stock buyback program with a financial intermediary. See Note 3 to the unaudited financial statements contained elsewhere in this report.

In the first nine months of 2004, we repaid $259 million of our long-term debt. These payments included a premium on the early extinguishment of the senior and subordinated notes of approximately $42 million. We generated $40 million in proceeds from the sale of common stock under our various equity compensation plans and paid a cash dividend of $22 million.

CREDIT FACILITIES

We have a revolving line of credit, which will expire in September 2009, which provides for a committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At September 30, 2005, we had no borrowings outstanding under the facility. Letters of credit, issued and outstanding, which reduce our borrowing capacity, totaled approximately $55 million as of September 30, 2005 and were cash collaterialized with $58 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2005. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $3 million as of September 30, 2005 and were cash collateralized with $3.3 million.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. Additionally, the facility contains a provision under which specified downgrades of our long-term unsecured senior debt rating could cause an amortization event under this facility.  At September 30, 2005, we had no borrowings outstanding under this facility.

The following details our debt ratings as of November 1, 2005:

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber.  We currently obtain about 70% of our wood fiber requirements in the open market.  Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control.  In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions.  In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes.  Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases.  We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases.  Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We are involved in various environmental matters and legal proceedings.  The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants.  In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving warranty or non-warranty product liability claims. These matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs.  We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount.  However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are the subject of inherent uncertainties.  We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly.  However, no estimate of the range of any such change can be made at this time.  We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established.  We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

Settlements of tax exposures may exceed the amounts we have reserved for known estimated tax exposures. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities, the use of the installment sale method of accounting for tax purposes and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have appropriate liabilities established for known estimated exposures, however, if actual results differ materially from our estimates we could experience a material adverse affect on our financial condition, results of operation and cash flow.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2005, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

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

The prices of the energy (principally natural gas) and raw materials that we use in the conduct of our operations are affected by prices for the same or related commodities and therefore also fluctuate based on market factors over which we have little or no control.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2005, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and nine month periods ended September 30, 2005 and 2004.

	Quarter Ended September 30,		Nine Month Ended September 30,
	2005	2004	2005	2004

Oriented strand board, million square feet 3/8” basis	1,399	1,424	4,173	4,185

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	24	16	50	24

Wood-based siding, million square feet 3/8” basis	229	269	743	783

Engineered I-Joist, million lineal feet	22	25	71	70

Laminated veneer lumber (LVL), thousand cubic feet	2,277	3,131	8,652	9,021

Composite Decking, million lineal feet	11	13	37	29

Vinyl Siding, squares	780	816	2,290	2,407

(1) Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004 1st Qtr. Avg.	428
2004 2nd Qtr Avg.	437
2004 3rd Qtr Avg.	353
2005 1st Qtr. Avg.	364
2005 2nd Qtr Avg.	297
2005 3rd Qtr Avg.	303

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

SIDING MATTERS

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to our nationwide OSB siding settlement.  We satisfied the remainder of the verdict in 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and on October 24, 2005, the Court of Appeal, in a 2 to 1 decision to vacate the District Court’s injunction.  LP is seeking an En Banc hearing at the Ninth Circuit Court of Appeals; until our request for an En Banc hearing is denied or the hearing is complete, the injunction will remain in effect.  If LP is ultimately unable to keep the injunction in place, an $11.2 million judgment will be entered in Minnesota State Court and LP will appeal that judgment to the Minnesota State Court.  Based upon the information currently available, we believe that any further liability related to this case is remote and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NATURE GUARD CEMENT SHAKES MATTERS

We are a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that is pending in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The remaining claims in this action are breach of express warranty, unfair business practices, and violations of the Consumer Legal Remedies Act. Plaintiffs seek general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.

We no longer manufacture or sell fiber cement shakes. The dollar amount of the referenced claims cannot presently be determined.  The complaint in this action does not quantify the relief sought by the plaintiffs individually or on behalf of the class, discovery in this action has not been completed, no determination of liability has been made and no process for the submission of individual claims in connection with this action has been established. Counsel for the plaintiffs in this action stated, in a press release, that the plaintiffs “seek as damages the cost of replacing all of the roofs, estimated to be approximately $100 million, plus punitive damages.”  In addition to denying liability for the replacement of the affected roofs, we believe that the foregoing estimate of related cost is significantly overstated. We believe that we have substantial defenses to this action and are unable to predict the potential financial impact of this action.

OTHER PROCEEDINGS

During the third quarter of 2004, we received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998.  The letter is characterized as a “pre-litigation settlement demand” to us and Pactiv Corporation, from whom we acquired the facility in 1983. We intend to defend vigorously any legal proceedings that may be commenced against us by the potential plaintiffs.  As of the date of this report, we and the potential plaintiffs have agreed to refrain from commencing any legal proceedings in respect of the potential plaintiffs’ allegations and to the tolling of applicable statutes of limitations.  These agreements are terminable by either party upon 30 days notice.  As of the date of this report, we have agreed to participate in a non-binding mediation with representatives of the potential plaintiffs. In response to a request by the mediator, the representatives of the potential plaintiffs indicated that they were seeking damages in the amount of $183 million. We disagree with the potential plantiffs’ allegations, including the amount of damages that they indicate that they are seeking. Due to numerous uncertainties associated with the matters alleged in the letter, including uncertainties regarding the existence, nature, magnitude and causation of the alleged injuries and property damage, responsibility therefor and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Company’s purchase of Common Stock during the third quarter of 2005:

			Number of	Open
			Shares Purchased	Authorization
	Total Number of	Average Price	Under	Remaining
Period	Shares Purchased	Paid per Share	Program	Shares (1)
	(thousands)		(thousands)

July 1 - 31, 2005	—	—	—	19,853
August 1 - 30, 2005	4,500	$33.47	4,500	15,353
September 1 -30, 2005	922	—	922	14,431

Total	5,422	$27.78	5,422

(1) On November 1, 2003, LP’s Board of Directors authorized LP’s management to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately in negotiated transactions.

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

LOUISIANA-PACIFIC CORPORATION

Date: November 7, 2005	BY: /S/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: November 7, 2005	BY: /S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)