Form 10-K
period 2005-12-31
LOUISIANA-PACIFIC CORP
filed 2006-03-08
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File
December 31, 2005	Number 1-7107

Louisiana-Pacific Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)
414 Union Street, Suite 2000 Nashville, TN 37219	Registrant’s telephone number (including area code)
(Address of principal executive offices)	615-986-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,653,100,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 106,034,834 of Common Stock, $1 par value, outstanding as of March 6, 2006.

Documents Incorporated by Reference
Definitive Proxy Statement for 2006 Annual Meeting: Part III

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

The following statements are or may constitute forward-looking statements:  (1) statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “potential,” “continue” or “future” or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion and other growth initatives and the adequacy of reserves for loss contingencies.

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

PART I

ITEM 1.                Business

General

Our company, headquartered in Nashville, TN, is a leading manufacturer and distributor of building products. As of December 31, 2005, we had approximately 5,600 employees and operated 29 facilities in the U.S. and Canada and one facility in Chile. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments

We operate in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). In general, our businesses are affected by the level of housing starts; the level of home repairs; the availability and cost of financing; changes in industry capacity; changes in the prices we pay for raw materials and energy; changes in foreign exchange rates, primarily the Canadian dollar; and other operating costs.

OSB

Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated that OSB accounts for approximately 58% of the structural panel consumption with plywood accounting for the remainder. We estimate that the overall North American structural panel market is 45 billion square feet with the OSB market comprising an estimated 27 billion square feet of this market. Based upon our production capacity of 5.6 billion square feet, we account for 21% of the OSB market and 12% of the overall North American structural panel market. We believe we are the largest and one of the most efficient producers of OSB in North America.

Siding

Our siding offerings fall into two categories: SmartSide® siding products and related accessories; and  hardboard siding and accessory products.

The SmartSide® Products   Our SmartSide® products consist of a full line of OSB-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs.

Hardboard Siding Products   Our hardboard siding product offerings include a number of lap and panel products in a variety of patterns and textures.

Additionally, as market demand warrants, commodity OSB is produced and sold in this segment.

Engineered Wood Products

Our Engineered Wood Products (EWP) segment manufactures and distributes I-joists and laminated veneer lumber (LVL) and other related products. We believe that in North America we are one of the top three producers of I-joists and LVL. A plywood mill associated with our LVL operations in British Columbia is also included in this segment.

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

Other Products

Our other products category includes our composite decking, decorative moulding and Chilean OSB operations and our joint venture that produces cellulose insulation. Additionally, our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2005, our top 10 customers accounted for approximately 42% of our continuing sales, with the largest customer accounting for no more than 7% of our revenues. Because a significant portion of our sales are from OSB that is a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

•       Wholesale distribution companies, which supply building materials to retailers on a regional, state or local basis;

•       Two-step distributors, who provide building materials to smaller retailers, contractors and others;

•       Building materials professional dealers, that specialize in sales to professional builders, remodeling firms and trade contractors that are involved in residential home construction and light commercial building;

•       Retail home centers, that provide access to consumer markets with a broad selection of home improvement materials and increasingly serve professional builders, remodelers and trade contractors; and

•       Manufactured housing producers, who design, construct and distribute prefabricated residential and light commercial structures, including fully manufactured, modular and panelized structures, for consumer and professional markets.

Seasonality

Our business is subject to seasonal variances, with demand for many of our products tending to be greater during the building season in the second and third quarters. From time to time, we engage in promotional activities designed to stimulate demand for our products, such as reducing our selling prices and providing extended payment terms, particularly at times when demand is otherwise relatively soft. We do this in an effort to better balance supply with demand, manage our inventory levels, manage the logistics of our product shipments, allow our production facilities to run efficiently, meet the terms offered by our competitors, and/or obtain initial orders from customers.

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

Raw Materials

Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the U.S. are manufacturers who supply: (1) the housing market, where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; and (3) export markets. The supply of timber is limited by access to timber and by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including forest management policies, alternate uses of land, and loss to urban or suburban real estate development.

During 2003, we sold our remaining fee timberland. This wood fiber largely supplied our plywood business that we divested in 2002. In Canada, we harvest enough timber annually under long-term harvest rights with various Canadian governments and other third parties to support our Canadian production facilities. The average remaining life of our Canadian timber rights is 20 years with provisions for regular renewal.

We purchase approximately 59% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (41%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

In addition to wood fiber, we use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as demand for resin products.

While the majority of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to control our exposure to energy price changes through the use of long-term supply agreements.

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

Our policy is to comply fully with all applicable environmental laws and regulations. In recent years, we have devoted increasing management attention to achieving this goal. In addition, from time to time, we undertake construction projects for environmental control equipment or incur other environmental costs that extend an asset’s useful life, improve its efficiency or improve the marketability of certain properties.

The U.S. government has enacted regulations related to Maximum Achievable Control Technology (MACT). MACT regulations govern the manner in which we measure and control the emissions from our manufacturing facilities into the air. We anticipate, based upon our current facilities, that we will be required to spend between $7 million and $10 million over the next several years to comply with these regulations.

Additional information concerning environmental matters is set forth under Item 3, Legal Proceedings, and in Note 18 of the Notes to the financial statements included in item 8 of this report.

Employees

We employ approximately 5,600 people, approximately 1,500 of whom are members of unions. We consider our relationship with our employees generally to be good. From May 2002 through June 2003, a work stoppage occurred at our Chambord, Quebec OSB facility. There can be no assurance that additional work stoppages will not occur. During 2006, one union contract relating to a manufacturing facility in Canada will expire.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330.

In addition, we will make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge through our internet website at http://www.lpcorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Segment and Price Trend Data

The following table sets forth, for each of the last three years: (1) production volumes; (2) the average wholesale price of OSB sold in the United States; and (3) logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment;  (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 24 of the Notes to the financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.

Product Information Summary
For Years Ended December 31
(Dollar amounts in millions, except per unit)

	2005	2004	2003
PRODUCTION VOLUMES
OSB, 3/8” basis, million square feet	5,603	5,547	5,526
Wood-based siding, 3/8” basis, million square feet	963	1,033	871
Engineered I-joists, million lineal feet	92	89	91
Laminated veneer lumber, thousand cubic feet	11,184	11,860	10,070
Composite decking, thousand lineal feet	46,117	40,044	32,119
INDUSTRY PRODUCT PRICE TRENDS(1)
OSB, MSF, 7/16” - 24/16” span rating (North Central price)	$320	$370	$293
% LOGS BY SOURCES(2)
Fee owned lands	—	—	5
Private cutting contracts	14	11	18
Government contracts	41	31	22
Purchased logs	45	58	55
Total volumes—million board feet	2,774	2,367	2,490

(1)          Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

(2)          Stated as a percentage of total log volume.

ITEM 1A.   Risk Factors

You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below and the matters described in “About Forward-Looking Statements.”

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial conditions and results of operations.   Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including longer-term interest rates, which in recent years have been at relatively low levels. A significant increase in longer-term interest rates, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration.   OSB accounted for about 60% of our sales in 2005 and 64% in 2004 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.   According to Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 7 billion square feet from 2000 to 2005 on a 3/8 -inch equivalent basis and is projected to increase by approximately 8 billion square feet in the 2006 to 2010 period. RISI has projected that total North American demand for OSB will increase by about 8 billion square feet during the same 2006 to 2010 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins in the foreseeable future.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs.   The most significant raw material used in our operations is wood fiber. We currently obtain about 59% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of B.C. is not covered by treaties and, as a result, the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. It is possible that, over the long term, such claims could have an adverse effect on LP’s business and results of operations.

Our operations require substantial capital.   Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. Based on our current operations, we believe our cash flow from operations and other capital resources will be adequate to meet our operating needs, capital expenditures and other cash requirements for the foreseeable future. If for any reason we are unable to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are involved in various environmental matters and legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties.   The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving warranty or non-warranty product liability claims and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use or release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are the subject of inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

Settlements of tax exposures may exceed the amounts we have established for known estimated tax exposures.   We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities, the use of the installment sale method of accounting for tax purposes and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have appropriate liabilities established for known estimated exposures, however, if actual results differ materially from our estimates we could experience a material adverse affect on our financial condition, results of operations and cash flows.

Fluctuations in foreign currency exchange rates could result in currency exchange losses.   A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean Peso. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, a strengthening of the Canadian dollar or the Chilean Peso relative to the U.S. dollar may have a material adverse affect on our financial condition and results of operations.

ITEM 1B.       Unresolved Staff Comments

None.

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

ORIENTED STRAND BOARD
Oriented Strand Board Panel Plants(1)
13 plants—5,635 million square feet
annual capacity, 3/8”basis	Square feet
3 shifts per day, 7 days per week	in millions
Athens, GA	375
Carthage, TX	450
Chambord, Quebec, Canada	470
Dawson Creek, BC, Canada(2)	390
Hanceville, AL	375
Houlton, ME	280
Jasper, TX	450
Maniwaki, Quebec, Canada	625
Roxboro, NC	470
Sagola, MI	400
Silsbee, TX	330
St. Michel, Quebec, Canada	500
Swan Valley, Manitoba, Canada	520

SIDING
Oriented Strand Board Siding and Specialty
Plants
4 plants—895 million square feet annual
capacity, 3/8” basis	Square feet
3 shifts per day, 7 days per week	in millions
Newberry, MI	135
Hayward, WI(3)	475
Tomahawk, WI	135
Two Harbors, MN	150

Hardboard plants
2 plants—550 million square feet capacity,
surface measure	Square feet
3 shifts per day, 7 days per week	in millions
Roaring River, NC	250
East River, Nova Scotia, Canada(4)	300

ENGINEERED WOOD PRODUCTS
I-joist Plants(5)
1 plant—80 million lineal feet
annual capacity	Lineal feet
1 to 3 shifts per day, 5 days per week	in millions
Red Bluff, CA	80

LVL Plants
3 plants—12,100 thousand cubic feet
annual capacity	Cubic feet
1 to 3 shifts per day, 5 days per week	in thousands
Hines, OR	4,000
Golden, BC, Canada	3,500
Wilmington, NC	4,600

OTHER(6)
Plastic Mouldings Plant
1 plant—300 million lineal feet
annual capacity	Lineal feet
3 shifts per day, 7 days per week	in millions
Middlebury, IN	300

Wood Composite Decking
2 plants—81 million lineal feet capacity	Lineal feet
1 shift per day, 7 days per week	in millions
Meridian, ID	37
Selma, AL	44

OSB	Panguipulli, Chile
Plywood	Golden, BC, Canada
Lumber	St. Michel, Quebec, Canada

(1)             In addition to the plants described, our 50/50 joint venture with Canfor Corporation owns and operates a plant in Peace Valley, British Columbia, Canada, that has an annual production capacity of 820 million square feet of OSB.  The land upon which this plant is located is leased from a third party.

(2)             A portion of this facility is located on leased land.

(3)             The Hayward, WI OSB siding facility produces both commodity OSB and OSB siding. Only one of the two production lines has the capability of producing OSB siding.

(4)             The East River, Nova Scotia, Canada plant produces both hardboard panel products and hardboard siding products.

(5)             In addition to the plant described, our 50/50 joint venture with Abitibi-Consolidated owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada The annual production capacity of these facilities is 140 million lineal feet.

(6)             The above table does not reflect the 12 cellulose insulation facilities that are operated by LP’s 50/50 joint venture with Casella Waste Systems,  U.S. GreenFiber, LLC.

CANADIAN TIMBERLAND LICENSE AGREEMENTS
Location	Acres
British Columbia	7,900,000
Manitoba	6,300,000
Nova Scotia	900,000
Quebec	33,600,000
Total timberlands under license agreements in Canada	48,700,000

We also have timber-cutting rights under long-term contracts (five years or longer) on approximately 31,000 acres and approximately 30,000 acres on short-term contracts (less than one year), on government and privately owned timberlands in the U.S.

Our Canadian subsidiary has arrangements with four Canadian provincial governments which give our subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and forest management agreements, long-term pulpwood agreements, and various other timber licenses. The acreage noted above is the gross amount of the licenses and is not reflective of the amount of timber acreage that we currently manage. We also obtain wood from private parties in certain cases where the provincial governments require us to obtain logs from private parties prior to harvesting from the licenses to meet our raw materials needs. The timberland licenses above do not include the timber we have under license associated with our joint venture OSB mill with Canfor Corporation located in British Columbia.

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

SIDING MATTERS

Settlement agreements relating to a nationwide class action suit involving OSB Siding manufactured by us and installed prior to January 1, 1996, a related class action in Florida and a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by us in 1999 and installed prior to May 15, 2000, were approved by the applicable courts in 1996, 1995 and 2000, respectively. We continue to have payment and other obligations related to the hardboard siding settlement, but have satisfied all of our obligations under the nationwide and Florida OSB siding settlements.

To all persons who filed a timely and valid claim in the In re Louisiana-Pacific Inner-Seal Siding Litigation class action settlement in the United States District Court for the District of Oregon, Case no. 96-879-JO-LEAD: if you filed a timely and valid claim approved by the independent claims administrator but did not receive payment or cash your check, you may be entitled to receive a reissued check provided that you make your request and submit the required documentation postmarked no later than December 31, 2006. For more information or to receive a Settlement Check Reissuance Request Form and Affidavit, please call (877) 677-6722 or write LP Corp, Attention: Claims Department, 805 SW Broadway, Suite 740, Portland, OR 97205-3303.

Additional information regarding these matters is set forth in Note 18 of the Notes to the financial statements included in item 8 of this report.

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester’s had appealed this injunction to the Ninth Circuit Court of Appeals. Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against us in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. That judgment became final and we satisfied that judgment during the second quarter of 2004. The enjoined amount was not paid as part of that satisfaction of judgment because the injunction remains in place pending the appeal by Lester’s. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and on October 24, 2005, the Court of Appeals decided in a 2 to 1 decision to vacate the District Court’s injunction. We requested an En Banc hearing at the Ninth Circuit Court of Appeals, which was denied. We are petitioning the United States Supreme Court to accept this case for review. If the Supreme Court refuses to hear the case or ultimately decides that the injunction was not proper, then the state court judgment of $11.2 million will be entered and our time to appeal that judgment will begin to run. Based upon the information currently available, we believe that any further liability related to this case is remote and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

We no longer manufacture or sell fiber cement shakes. The dollar amount of the referenced claims cannot presently be determined. The complaint in this action does not quantify the relief sought by the plaintiffs individually or on behalf of the class. Counsel for the plaintiffs in this action has stated that the plaintiffs “seek as damages the cost of replacing all of the roofs, estimated to be approximately $100 million, plus punitive damages.”  In addition to denying liability for the replacement of the affected roofs, we believe that the foregoing estimate of related cost is significantly overstated. We believe that we have substantial defenses to this action and we believe that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

OTHER PROCEEDINGS

During the third quarter of 2004, we received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter is characterized as a “pre-litigation settlement demand” to us and Pactiv Corporation, from whom we acquired the facility in 1983. We and the potential plaintiffs agreed to refrain from commencing any legal proceedings in respect of the potential plaintiffs’ allegations and to the tolling of applicable statutes of limitations. The parties further agreed to exchange information and enter into non-binding mediation. In this process and in response to a request by the mediator, the representatives of the potential plaintiffs indicated that they were seeking damages in the amount of $183 million. These agreements terminated in January 2006 after non-binding mediation with plaintiffs counsel failed to resolve any issue. Subsequent to the termination of the agreements, 19 individuals, in 10 separate lawsuits (four in Federal District Court and six in Alabama State Court), filed claims against us seeking compensatory and punitive damages for  alleged wrongful death, personal injuries and property damage. These lawsuits are as follows: Melanie Chambers v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Lillian Edwards v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Rickey Phillips v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation filed in the Federal District Court of Alabama and Thomas Douglas v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Stanton Kelley v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Sherri Davis, et al. v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Lorrine Thompson v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Janice Madden v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Ginger Cravey v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation filed in the Alabama State Court. Due to numerous uncertainties associated with the matters alleged in the letter and subsequent lawsuits, including uncertainties regarding the existence, nature, magnitude and causation of the alleged wrongful death, injuries and property damage, responsibility therefore and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters. LP intends to defend these suits vigorously.

We have been named as one of seven named defendants in multiple complaints filed on or about February 26, 2006 in  the United States District Court for the Eastern District of Pennsylvania:  Sawbell Lumber Co. v. Louisiana-Pacific Corporation, Georgia-Pacific Corporation, Weyerhaeuser Company, Potlatch Corporation, Ainsworth Lumber Co. Ltd., Norbord, Inc., J.M. Huber Corporation; and Columbare Inc. v. Louisiana-Pacific Corporation, Georgia-Pacific Corporation, Weyerhaeuser Company, Potlatch Corporation, Ainsworth Lumber Co. Ltd., Norbord, Inc., J.M. Huber Corporation; and  Frontier Lumber Co. Inc. v. Louisiana-Pacific Corporation, Georgia-Pacific Corporation, Weyerhaeuser Company, Potlatch Corporation, Ainsworth Lumber Co. Ltd., Norbord, Inc., J.M. Huber Corporation; and West Lumber Co., Inc. v. Louisiana-Pacific Corporation, Georgia-Pacific Corporation, Weyerhaeuser Company, Potlatch Corporation, Ainsworth Lumber Co. Ltd., Norbord, Inc., J.M. Huber Corporation; and Norword Sash & Door Manufacturing Co.. v. Louisiana-Pacific Corporation, Georgia-Pacific Corporation, Weyerhaeuser Company, Potlatch Corporation, Ainsworth Lumber Co. Ltd., Norbord, Inc., J.M. Huber Corporation.  The plaintiffs seek to certify a class consisting of persons and entities who purchased OSB from the defendants from June 1, 2002 through the date the applicable complaint was filed.  Plaintiffs seek treble damages in an unspecified amount alleged to have resulted from a conspiracy among the defendants to curtail OSB production in order to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. We believe that the claims asserted are without merit, and intend to defend this matter vigorously.  We are unable to predict whether the court will declare these actions to be class actions, and likewise are unable to predict the potential financial impact of these actions.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of LP’s security holders during the fourth quarter of 2005.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2005 High	$28.73	$26.26	$27.80	$28.69
Low	24.31	22.06	23.78	24.61
2004 High	$25.92	$26.93	$26.71	$28.31
Low	17.96	21.25	21.05	23.34

As of March 6, 2006, there were approximately 10,824 holders of record of our common stock. In February 2004, LP’s Board of Director’s reinstated a quarterly dividend. For the year ended December 31, 2004, LP paid cash dividends of $0.30 per share. For the year ended December 31, 2005, LP paid cash dividends of $0.475 per share. We currently have no restrictions as to the payment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

On November 1, 2003, the Board of Directors authorized our management to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately negotiated transactions. As of December 31, 2005, the remaining open authorization is 14,431,000 shares. During the third quarter of 2005, we repurchased 5.4 million shares in connection with an accelerated stock buyback program with a financial intermediary for an aggregate purchase price of $151 million (including fees). Under the terms of the program, the financial intermediary delivered to LP the initial number of shares of common stock during LP’s third quarter. On February 9, 2006, LP received the final 166,880 shares under this program. The total shares purchased were 5,589,297 shares at an average price per share (including fees) of $26.95.

ITEM 6.                Selected Financial Data

Dollar amounts in millions, except per share

Year ended December 31	2005(3)	2004	2003(2)	2002(1)	2001
SUMMARY INCOME STATEMENT DATA
Net sales	$2,598.9	$2,730.7	$2,168.7	$1,482.5	$1,497.5
Income (loss) from continuing operations before cumulative effect of change in accounting principle	475.8	420.2	280.7	(9.3)	(134.3)
Income (loss) from discontinued operations	(19.2)	0.5	(8.3)	(48.9)	(37.3)
Net income (loss)	455.5	420.7	272.5	(62.0)	(171.6)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$4.37	$3.88	$2.66	$(0.09)	$(1.29)
Net income (loss) per share—basic	$4.18	$3.88	$2.58	$(0.59)	$(1.64)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$4.34	$3.84	$2.64	$(0.09)	$(1.29)
Net income (loss) per share—diluted	$4.15	$3.84	$2.56	$(0.59)	$(1.64)
Average shares of common stock outstanding (millions)
Basic	109.0	108.3	105.5	104.6	104.4
Diluted	109.7	109.6	106.5	104.6	104.4
Cash dividends paid	$0.475	$0.30	—	—	$0.24
SUMMARY BALANCE SHEET INFORMATION
Total assets	$3,598.0	$3,450.6	$3,204.4	$2,780.0	$3,014.0
Long-term debt, excluding current portion	$734.8	$622.5	$1,020.7	$1,077.0	$1,152.0
Contingency reserves, excluding current portion	$31.4	$42.1	$55.6	$106.1	$135.1
Stockholders’ equity	$2,042.9	$1,767.8	$1,310.9	$1,006.2	$1,080.9

(1)          As of January 1, 2002, LP adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

(2)          As of January 1, 2003, LP adopted SFAS No. 143, “Asset Retirement Obligations”. See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

(3)          As of December 31, 2005, LP adopted FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143”. See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

ITEM 7.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

General

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and have a modest export business for some of our specialty building products. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate a facility in Chile.

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 60% of continuing sales in 2005, 64% in 2004 and 62% in 2003.

Over the last several years, we adopted and implemented plans to sell selected businesses and assets in order to improve our operating results, reduce our debt and increase our financial flexibility. The plans involved divesting LP’s plywood, industrial panel, vinyl siding and lumber businesses, fee timber and timberlands, a wholesale operation and our distribution business. We believe that these divestitures, which had been substantially completed at December 31, 2005, enable us to focus our attention exclusively on our retained businesses, and to develop strategies to make them stronger through cost reductions, increased efficiencies and appropriate capacity expansions. Our retained businesses have several common characteristics that include significant scale in the categories in which they compete, strong growth potential in the future and competitive cost structures.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future. During 2005, commodity OSB prices moderated compared to 2004 but nonetheless remained at relatively high cyclical levels. We saw significant increases in the cost of petroleum-based raw materials, energy and wood (including log delivery costs) throughout our businesses. In our non-commodity based businesses, we were able to implement price increases to partially mitigate these cost increases. We expect the costs of these inputs to remain at relatively high levels, and possibly to increase further, in the foreseeable future.

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

Our operating results reflect the relationship between the amount of our revenues and our costs of production and other operating costs and expenses. Our costs of production are affected by, among other factors, costs of raw materials (primarily wood fiber and various petroleum-based resins) and energy costs, which in turn are affected by the overall market supply of and demand for these manufacturing inputs. The Canadian dollar strengthened significantly against the U.S. dollar in 2005, causing our costs, as reported in U.S. dollars, to rise.

Demand for Building Products.

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This activity can be further delineated into three areas: (1) new home construction; (2) repair and remodeling; and (3) manufactured housing.

New Home Construction.   During the last three years, there has been increased housing activity driven by a combination of higher demand due to the demographics of the U.S. population and a low interest rate environment. The chart below provides a graphical summary of new housing starts in the U.S. since 1960. The level of volatility in housing starts has moderated in recent years. We believe that this is largely due to the continued consolidation among the big homebuilders, shortage of construction laborers and lengthier processes to obtain appropriate zoning. The chart below depicts actual, rolling five and ten year average housing starts.

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

Manufactured Housing.   While new home construction activity has been robust in the last three years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to purchase site-built starter homes and financial difficulties at some of the larger manufactured housing producers.

Supply of Building Products.

OSB is a commodity product, and all of our products are subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity.

According to Resource International Systems Inc. (RISI), an economic consulting firm, total North American OSB annual production is projected to increase by approximately 8.0 billion square feet in the period from 2006 to 2010 while plywood production is projected to decline by 7.8 billion square feet for the same period. The chart below depicts the North America structural wood market in billions of square feet.

Product Pricing.

Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. According to Random Lengths, an industry publication, the average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 1993 through 2005 is presented below. Additionally, according to RISI (as of December 2005), the forecast for average North Central wholesale price for OSB (per thousand square feet 7/16” basis) through 2010 is also included.

CRITICAL ACCOUNTING POLICIES

Presented in Note 1 of the Notes to the financial statements in item 8 of this report is a discussion of our significant accounting policies. The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas. While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.   We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $3.9 million higher if the LIFO inventories were valued at average cost as of December 31, 2005.

Property, plant and equipment.   We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Stock options.   We have chosen to report our stock based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost for stock options is recognized for stock options granted at or above fair market value. As permitted through 2005, we have applied only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” which established a fair value approach to measuring compensation expense related to employee stock compensation plans. Had compensation expense for our stock-based compensation plans been determined based upon the fair value at the grant dates under those plans consistent with SFAS No. 123, our net income would have been lower. For 2005, had we recorded this compensation expense, our net income would have been lower by $1.9 million. In 2004, the FASB issued SFAS No. 123R, which will require us to use the fair value method beginning in 2006. The impact of the adoption of SFAS No.123R is discussed further in Note 1 of the Notes to the financial statements included in item 8 of this report.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2005, these significant accounting estimates and judgments include:

Legal Contingencies.   Our estimates of loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. In making judgments and assumptions regarding legal contingencies for ongoing class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates and information obtained through consultation with statisticians and economists, including statistical analyses of potential outcomes based on experience to date and the experience of third parties who have been subject to product-related claims judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.

Workers’ Compensation Self-Insurance Liabilities.   We are self-insured for workers’ compensation in most U.S. states. The liability recorded in our financial statements for self-insured workers’ compensation claims is based on the estimates of a third party administrator of the future liability based on the specific facts and circumstances of each specific claim at any point in time. We do not use actuarial data from our past workers’ compensation claims history or general industry experience to project the growth of workers’ compensation claims over time. Had we done so, our workers’ compensation liabilities might have been higher than the amount we currently have recorded, although we cannot presently estimate by how much.

Environmental Contingencies.   Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2005, we excluded from our estimates approximately $1.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

Impairment of Long-Lived Assets.   We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S., requires us to make judgments, assumptions and estimates. In general, on assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity or specialty products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will offset inflationary impacts.

When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value that is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated selling costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require an impairment charge. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2005, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

During 2005, we reflected the estimated impacts of two provisions of the American Jobs Creation Act of 2004 (AJCA) in the determination of our tax liabilities and expense. The first provision, a deduction relating to income attributable to United States production activities, became effective January 1, 2005. The complexity of the law and lack of clear and concise guidance regarding the application of the provision to our facts required the use of significant judgments and estimates.

A second provision of the AJCA allowed us to repatriate accumulated earnings from our Canadian subsidiaries at a reduced effective federal tax rate. We applied our judgment and estimates in the determination of amounts of earnings and profits that qualified under the repatriation provision, the amount of tax that would be applicable in the U.S. and Canada to the amounts distributed and our ability to meet the reinvestment requirements pursuant to our executed Domestic Reinvestment Plan as required under the AJCA.

We believe we have applied the provisions of the AJCA appropriately and recorded the related impacts in our financial statements, but as additional information becomes known, our estimates may change significantly.

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

RESULTS OF OPERATIONS

We earned net income of $455.5 million ($4.15 per diluted share) in 2005, which was comprised of income from continuing operations of $475.8 million ($4.34 per diluted share), a loss from discontinued operations of $19.2 million ($0.18 per diluted share) and a cumulative effect of a change in accounting principle of $1.1 million ($0.01 per diluted share). This compares to a net income of $420.7 million ($3.84 per diluted share) in 2004, which was comprised of income from continuing operations of $420.2 million ($3.84 per diluted share) and income from discontinued operations of $0.5 million. We earned $272.5 million ($2.56 per diluted share) in 2003 that was comprised of income from continuing operations of $280.7 million ($2.64 per diluted share), a loss from discontinued operations of $8.3 million ($0.08 per diluted share) and a cumulative effect of a change in accounting principle of $0.1 million.

Sales in 2005 were $2.6 billion, a decrease of 5% from 2004 sales of $2.7 billion. Sales in 2004 as compared to 2003 were higher by 26%. The decrease in 2005 and the increase in 2004 were both largely attributable to changes in OSB pricing, which is discussed further below.

Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 24 of the Notes to the financial statements included in item 8 of this report for further information regarding our segments.

OSB

Our OSB segment manufactures and distributes OSB structural panels. Our OSB segment also sells 100% of the volume sold in North America that is manufactured at a Canadian OSB plant owned by our joint venture with Canfor. This plant began production in November of 2005.

Our strategy to continue to enhance our industry leading position in the OSB business involves: (1) increasing investment in our existing facilities in order to reduce costs and improve throughput and recovery by continuing to focus on efficiency; (2) improving net realizations relative to weighted-average OSB regional pricing; (3) leveraging our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; and (4) expanding capacity to meet growing OSB demand, but doing so through internal growth at existing facilities, selected acquisitions that meet specific criteria and by building new, low-cost manufacturing facilities to serve particular markets.

OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages (as of the year ended December 31, 2005) include wood (36%), resin and wax (19%), labor and burden (14%), utilities (7%) and manufacturing and other (24%).

Segment profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2005	2004	2003	2005-2004	2004-2003
	(in millions)
Sales	$1,560.4	$1,749.0	$1,335.6	(11)%	31%
Operating profits	$528.4	$829.7	$503.4	(36)%	65%
Depreciation, amortization and cost of timber harvested	$87.7	$94.0	$78.4

Percent changes in average sales prices and unit shipments for the year ended 2005 compared to 2004 and 2004 compared to 2003 are as follows:

	2005 versus 2004		2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(11)%	—	27%	3%

2005 compared to 2004

OSB prices declined during 2005 compared to 2004 due in large part to increased industry capacity which softened prices from the prior year. Lower average selling prices accounted for reduced net sales and operating profits of approximately $225 million for the year ended December 31, 2005 compared to 2004.

Compared to the prior year, the primary factor for decreased operating profits was the lower average selling prices discussed above. Additionally, we experienced a significant increase in the cost of petroleum-based raw materials (principally resins), delivered log costs and energy costs. Compared to 2004, resin costs per unit increased over 30% and delivered log cost per unit increased about 6% for the same period. Additionally, a significant portion of our OSB costs are denominated in Canadian dollars. The Canadian dollar has strengthened significantly since 2004 which causes our costs stated in U.S. dollars to increase. Additionally, LP recorded losses related to the Canfor joint venture in 2005, because the facility did not begin production until November 2005 and was incurring administrative costs throughout 2005.

2004 compared to 2003

OSB prices increased during 2004 compared to 2003 due to strong market demand. Higher average selling prices accounted for substantial increases in net sales and operating profits of approximately $350 million for the year ended December 31, 2004 compared to 2003. Increased demand coupled with limited additional industry capacity that had been put into service during 2004 were largely responsible for this price increase.

Compared to 2003, the primary factor for increased operating profits in 2004 was the higher average selling prices and slightly higher volumes, which were partially offset by an increase in operating costs for the year. The increase in operating costs at the mills was primarily due to higher wood, resin and energy costs. Additionally, because of the strengthening Canadian dollar, operating costs at our Canadian OSB mills were negatively affected when Canadian dollar denominated costs were translated into US dollars.

Siding

Our siding segment produces and markets composite wood siding and related accessories, interior hardboard products and specialty OSB products. We believe that we are the leading wood composite exterior cladding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.

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

Segment profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2005	2004	2003	2005-2004	2004-2003
	(in millions)
Sales	$453.5	$430.7	$407.5	5%	6%
Operating profits	$45.2	$51.9	$54.2	(13)%	(4)%
Depreciation, amortization and cost of timber harvested	$16.2	$15.0	$14.9

Sales in this segment are broken down as follows:

Year ended December 31,	2005	2004	2003
	(in millions)
OSB-based exterior products (includes commodity OSB)	$282.7	$260.5	$261.7
Hardboard siding	170.8	170.2	145.8
Total	$453.5	$430.7	$407.5

Percent changes in average sales prices and unit shipments for the year ended 2005 compared to 2004 and 2004 compared to 2003 are as follows:

	2005 versus 2004		2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	4%	(1)%	5%	21%
Commodity OSB	13%	48%	27%	(80)%
Hardboard siding	18%	(13)%	8%	7%

2005 compared to 2004

Sales volumes in 2005 decreased slightly for OSB-based exterior products while sales prices were higher due to a price increase that took effect on January 1, 2005 to offset increases in raw material costs.

In our hardboard product line, sales volume declined and sales prices increased due to a change in product mix as we shifted production capacity to higher margin siding products and away from interior hardboard products.

During the three-year period ended December 31, 2005, one of our SmartSide siding facilities (Silsbee, Texas) also produced commodity OSB. The commodity OSB volume increased significantly in 2005 due to market demands in the Southern U.S. for OSB especially in the latter portion of 2005 due to the fall hurricanes. See the discussion in our OSB segment above for a discussion of changes in commodity OSB pricing. Additionally, due to persistent operational problems at this mill, we sold large quantities of off-grade siding material which sells at a substantially lower margin. In the fall of 2005, we decided to cease siding production at Silsbee beginning in 2006 and to use this facility solely to produce commodity OSB. Instead, one of two lines at our Hayward, Wisconsin OSB facility will begin to manufacture siding in 2006.

Overall, the decline in 2005 operating results for our siding segment compared to 2004 was primarily due to the poor operating performance at our Silsbee, Texas mill mentioned above and increased costs for delivered logs, energy and resin. These declines were partially offset by increased sales prices.

2004 compared to 2003

Sales volume increased in 2004 over the prior year in our OSB-based exterior products due to continued market penetration and brand awareness. Volumes also increased in our hardboard siding and doorskin business due to the addition of several new customers as one of our competitors exited the business. Sales prices in the OSB-based exterior products and hardboard businesses showed increases in price due to both changes in product mix as well as general price increases implemented to help offset higher raw material costs in all of these lines of business.

During the three-year period ended December 31, 2004, one of our specialty OSB facilities (Silsbee, Texas) also produced commodity OSB. The commodity OSB volume declined significantly in 2004 as market demand for OSB-based exterior products increased. During 2004 as compared to 2003, sales and production volumes of commodity OSB decreased. See the discussion of our OSB segment above for a discussion of changes in commodity OSB pricing.

Overall, the decline in 2004 operating results for our siding segment compared to 2003 was primarily due to the reduction in commodity OSB sales and profits, which were sold at a higher margin than our OSB-based exterior products during this period and increases in operating costs (including higher wood fiber, resin and energy costs) not offset by price increases.

Engineered Wood Products

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-joists and other related products. This segment also sells 100% of the I-Joist production of two facilities owned in our joint venture with Abitibi Consolidated.

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

Segment profits (losses) and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2005	2004	2003	2005-2004	2004-2003
	(in millions)
Sales	$431.4	$399.4	$295.0	8%	35%
Operating profits (losses)	$34.0	$7.2	$(1.5)	372%	580%
Depreciation, amortization and cost of timber harvested	$14.7	$16.6	$15.7

Sales in this segment are broken down as follows:

Year ended December 31,	2005	2004	2003
	(in millions)
LVL	$186.7	$164.7	$115.2
I-joist	197.8	174.7	134.2
Plywood	11.2	28.7	18.1
Related products	35.7	31.3	27.5
Total	$431.4	$399.4	$295.0

Percent changes in average sales prices and unit shipments for the year ended 2005 compared to 2004 and 2004 compared to 2003 are as follows:

	2005 versus 2004		2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	17%	(3)%	12%	27%
I-joist	16%	1%	13%	15%

2005 compared to 2004

During 2005, we experienced slowing sales volumes in LVL and a slight increase in I-joist sales volumes. This comes after two years of double-digit growth per year in both product lines. Sales prices increased due to several significant price increases both at the end of 2004 and early in 2005 to offset the higher raw material costs. Our focus continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.

The results of operations of our EWP segment improved significantly primarily due to significant price increases which more than offset increases in raw material costs (primarily veneer, OSB and lumber) over the prior year.

2004 compared to 2003

During 2004, we continued to grow our engineered wood products segment. We saw significant growth in both LVL and I-joist with the addition of several new distributors and expanded our presence with large production builders. During the latter half of 2004, we implemented price increases to offset higher raw material costs. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. Given the general price increase in plywood (which typically follows OSB) we operated this facility at higher levels during 2004.

The results of operations of our EWP segment improved primarily due to price increases, which were necessary to mitigate increases in raw material costs (primarily veneer, OSB and lumber). About one-third of the 2004 operating profit in this segment in 2004 was attributable to our I-Joist joint venture with Abitibi.

Other Products

Our other products category includes our moulding, composite decking business, Chilean operations and our joint venture to produce cellouse insulation. Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Profits for this category and related depreciation, amortization and cost of timber harvested for this category are as follows:

				Increase (decrease)
Year ended December 31,	2005	2004	2003	2005-2004	2004-2003
	(in millions)
Sales	$163.7	$161.6	$164.1	1%	(2)%
Operating profits	$13.0	$14.7	$9.7	(12)%	52%
Depreciation, amortization and cost of timber harvested	$9.0	$7.2	$10.7

Sales in this category are broken down as follows:

Year ended December 31,	2005	2004	2003
	(in millions)
Mouldings	$42.2	$42.2	$38.6
Chilean operation	34.0	26.5	15.7
Decking	70.5	67.1	41.4
Other	17.0	25.8	68.4
Total	$163.7	$161.6	$164.1

For decking and moulding, percent changes in average sales prices and unit shipments for the year ended 2005 compared to 2004 and 2004 compared to 2003 are as follows:

	2005 versus 2004		2004 versus 2003
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Moulding	1%	(1)%	6%	4%
Decking	3%	(2)%	6%	58%

2005 compared to 2004

During 2005, we continued to see strength in sales in our decking and Chilean businesses. Our moulding sales were flat while our other businesses in this category all showed declining sales. In our mouldings product line, we saw relatively flat sales volumes with slightly higher sales prices. During the year, we were notified of a loss of a key customer, although that customer continued to purchase product from us throughout 2005. We expect to lose these sales in 2006, but have added a new key customer that will partially offset the lost volume. In our composite decking business, we saw a slight decrease in volumes as we terminated some of our distributors and replaced them with the BlueLinx distribution network. While we believe that this replacement will lead to increases in sales in 2006, it caused a disruption in our sales volumes during the later portion of 2005 as current distributors worked through existing inventory. For both our moulding and decking operations, we saw significant increases in the price of petroleum-based raw materials which negatively impacted margins. In our Chilean operation, we continued to see increased sales due to both higher commodity OSB pricing and increased volumes through better acceptance of OSB in the local markets and increased export volumes to Asia. Additionally, sales of logs to third parties from our timber contracts declined as we worked through the remaining contracts associated with previously sold facilities. Our joint venture to produce cellouse insulation improved significantly in 2005 and 2004 due to lower raw material costs and increased market penetration. Overall, operating profits in this category declined slightly due to increased raw materials costs which were partially offset by our share of increased profits at our insulation joint venture.

2004 compared to 2003

During 2004, we grew our moulding, decking and Chilean businesses while our other businesses in this category all showed a decline. In our mouldings product line, we continued to see increases in both unit shipments and sales prices due to continued strength in retail activity in home centers. In our composite decking business, we saw increased volumes as a result of continued marketing efforts to gain new customers as well as increased production due to capital expansion at one of our facilities. In our Chilean operation, we had increased sales due to increases in commodity OSB pricing and volumes through further acceptance of OSB in local markets. The declines in our other businesses are primarily due to the reduction in sales primarily attributable to the divesture of most of our lumber facilities thus reducing the sales through VMI and reload locations. Additionally, sales of logs to third parties from our timberlands or related timber contracts declined with the sale of our remaining fee timberlands in October of 2003. Overall, the results of this category improved due to the improved profitability of our moulding and decking businesses.

GENERAL CORPORATE AND OTHER EXPENSE, NET

Net general corporate expense was $88 million in 2005 as compared to $104 million in 2004 and $102 million in 2003. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The decrease in 2005 as compared to 2004 primarily resulted from several one time charges recorded in 2004 related to stock compensation accruals ($3.2 million) that were not required in 2005 and several non-recurring credits recorded in 2005 (including a settlement of $1.6 million). The increase in 2004 as compared to 2003 was primary related to higher stock compensation expenses due to meeting vesting acceleration targets for some awards, higher management bonuses due to improved operating results, and costs associated with compliance, notably Sarbanes-Oxley implementation.

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

INVESTMENT INCOME, NET OF INTEREST EXPENSE

In 2005, net investment income was $16.7 million compared to net interest expense in 2004 and 2003 of $19.7 million and $54.6 million. We earned net investment income in 2005 compared to incurring net interest expense in 2004 because we repaid our highest rate debt in late 2004 and in 2005. We also maintained higher average cash and investment balances in 2005 compared to 2004. The decrease in net interest expense in 2004 compared to 2003 was due to significantly higher cash and investment balances as well as lower outstanding debt.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

Over the last several years, we have entered into several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Canfor Corporation to construct and operate an OSB mill in British Columbia; and (3) a joint venture with Abitibi-Consolidated to construct and operate two I-joist facilities in Quebec.

In August 2000, together with Casella Waste Management Systems, Inc., we each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. GreenFiber’s operations improved significantly in 2005 and 2004 due to higher sales prices and increased market penetration. The results of this operation are included within Other Products.

In 2003, together with Canfor Corporation, we entered into an agreement to jointly construct an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture with LP being responsible for all North America sales from this facility. The joint venture with Canfor commenced manufacturing operations as of November 2005. The results of this operation are included in our OSB segment.

In November 2002, we sold some of our I-joist manufacturing equipment to our joint venture with Abitibi-Consolidated to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. During 2003, this venture commenced operations. The operating results of this venture improved in 2004. In 2004, we initiated the construction of a second I-joist facility with Abitibi-Consolidated that commenced operations in October 2005. The results of these operations are included in the EWP segment.

DISCONTINUED OPERATIONS

Included in discontinued operations for 2005, 2004 and 2003 are the results of the operations of mills that have been divested under our divesture plans. These operations include our plywood, lumber, vinyl and industrial panels mills, wholesale operation and our distribution business. The results of operations for these locations are as follows:

				Increase (decrease)
Year ended December 31,	2005	2004	2003	2005-2004	2004-2003
	(in millions)
Sales	$143.0	$263.9	$463.8	(46)%	(43)%
Operating profits (losses)	$(30.7)	$0.7	$(13.8)	(4486)%	105%

2005 compared to 2004

Overall, sales for these operations declined significantly in 2005 as compared to 2004. This decline is primarily related to timing on the sale, transfer or permanent closure of locations. During 2005, we sold one lumber mill, two previously closed sites and our vinyl operations.

Included in the operating losses of discontinued operations for 2005 are impairment charges of $22.9 million, which we recorded to reduce the carrying values of these assets to their estimated fair value less estimated cost to sell, and a gain of $5.7 million on the sale of the lumber mill and previous closed sites.

2004 compared to 2003

Overall, sales for these operations declined significantly in 2004 as compared to 2003. This decline is primarily related to timing on the sale, transfer or permanent closure of locations. During 2004, we sold two lumber mills and two inter-related interior industrial panel facilities.

Included in the operating losses of discontinued operations for 2004 were impairment charges of $6.7 million, which we recorded to reduce the carrying values of these assets to their estimated fair value less estimated cost to sell, a loss of $2.3 million associated with the settlement of an existing liability related to an operating lease on one of our facilities and a gain of $1.2 million on long-term timber contracts associated with our divested facilities. Additionally, we recorded a loss of $3.8 million on the sale of these assets, including two inter-related industrial panel facilities and a lumber mill. We recognized a $3.7 million gain associated with the liquidation of certain LIFO inventories due to reduced log and lumber inventories at sites sold or closed.

INCOME TAXES

In total, we recorded a tax provision of $49.1 million in 2005, $277.7 million in 2004 and $225.8 million in 2003. For the year ended December 31, 2005, the primary differences between the U.S. statutory rate of 35% and the effective rate on our income from continuing operations relate to deduction related to income attributed to United States production activities under the AJCA, interest deductible for income tax purposes that is eliminated in the consolidation process and the reversal of previously recorded accruals for taxes in connection with our repatriation of accumulated earnings from our Canadian subsidiary. In 2004 and 2003, our effective tax rate differed from the statutory rate primarily due to revisions to estimates recorded in prior years, state income taxes and the effects of foreign exchange gains and losses that were taxable but were eliminated in the consolidation process. We have paid approximately $130.9 million in cash taxes for 2005 and expect to pay an additional $3.6 million for 2005.

During 2005, LP completed its plans to repatriate accumulated earnings from its Canadian subsidiary to the U.S. under the provisions of the AJCA. LP repatriated approximately $517 million of Canadian earnings in the fourth quarter of 2005 and will pay approximately $28 million in U.S. federal and state income taxes with respect to the distribution and an additional $22 million, net of tax benefit, in Canadian withholding taxes. Because of this repatriation, we reversed $94 million of deferred tax liabilities recorded in prior years.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting and Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003)”. See Note 13 of the Notes to the financial statements included in item 8 of this report. We estimate that our defined benefit pension expense for 2006 will be approximately $15 million. That estimate assumes that we have no curtailment or settlement expenses in 2006. If a curtailment or settlement does occur in 2006, this estimate may change significantly. We estimate that we will contribute approximately $15 million to $25 million to these plans in 2006. At December 31, 2005, we have an unrecognized loss of $93 million associated with our defined benefit pension plans, largely due to lower than expected asset returns and discount rates which were lower than previously assumed. The amortization of this unrecognized loss will account for approximately 47% of our estimated 2006 pension expense.

The calculation of defined benefit pension plan expense is based on numerous actuarial assumptions. Our pension expense is most sensitive to changes in our assumptions regarding the long-term rate of return on assets and the discount rate.

For our U.S. plans, which account for more than 85% of the total assets of our defined benefit plans, we used a long-term rate of return assumption of 8.0% to calculate the 2005 pension expense. This assumption is based on information supplied by our plan advisors for our U.S. plans based on the expected returns on the portfolio of assets in those plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. We have added real return, absolute return and real estate investments to the portfolio to improve returns and reduce volatility. Additionally, to reduce the impact of market value fluctuations on the pension expense, we use an asset smoothing method that recognizes annual investment gains and losses over four years. A change of 0.5% in the long-term rate of return assumption would change our 2006 estimated pension expense by approximately $1.2 million.

For our U.S. plans, we used a discount rate assumption of 5.6% at October 31, 2005, which is our measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized financial institution as an indicator of potential settlement rates. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. More than 85% of our total benefit obligations are related to our U.S. pension plans. The rate from the October 31, 2004 measurement date of 5.5% was used in the determination of the 2005 pension expense. A change of 0.5% in the discount rate assumption would change our 2006 estimated pension expense by approximately $1.3 million.

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

Cumulative statistics as of December 31, 2005, 2004 and 2003 under hardboard settlements are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Requests for claims	46,300	39,300	31,700
Completed claims received	32,100	24,400	18,800
Completed claims pending	2,500	2,600	2,700
Claims dismissed	8,800	6,600	5,300
Claims settled	20,800	15,200	10,800

The average payment amount for settled claims as of December 31, 2005, 2004 and 2003 was approximately $1,200, $1,300 and $1,400. Dismissal of claims is typically the result of claims for products not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are existing cash and investment balances (including cash and cash equivalents, short-term and long-term investments), cash generated by our operations and our ability to borrow under credit facilities. We may also from time to time issue and sell equity or debt securities or engage in other capital market transactions.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, making capital expenditures and paying dividends to our stockholders. In 2005, we repurchased $151 million (including expenses) of our common shares. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations.

During 2005, we increased our cash and investment position through operations and the issuance of debt. We expect to be able to meet the future cash requirements of our existing businesses through existing cash and investment balances (including short-term and long-term investments and restricted cash) of approximately $1.4 billion, existing credit facilities that could provide additional liquidity of up to $260 million and cash expected to be generated from operations. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

During 2005, we generated $514 million from operating activities compared to $602 million in 2004. The decrease in cash provided by operations in 2005 was primarily a result of lower commodity OSB pricing and increased raw material prices.

During 2004, we generated $602 million from operating activities compared to $509 million in 2003. The increase in cash provided by operations in 2004 was primarily a result of improved operating results in our OSB business.

We paid out $14 million in 2005, $50 million in 2004 and $52 million in 2003 related to litigation settlements.

Investing Activities

During 2005, we used approximately $282 million in investing activities as compared to $728 million in 2004. Capital expenditures were $174 million and related primarily to capital projects to reduce production costs in our OSB facilities, to convert an existing commodity OSB mill to a siding mill, and to increase capacity in our decking operations. Additionally, we contributed $84 million to our joint ventures with Canfor Corporation to complete the construction of an OSB facility in British Columbia, Canada and with Abitibi - Consolidated for the construction of a second I-Joist facility in Quebec, Canada. We also invested a net additional $89 million to purchase investments with maturities in excess of 90 days to increase our returns. We received $53 million from the sale of various assets, including the sales of a lumber mill and our vinyl operations.

During 2004, we used $728 million in cash in investing activities as compared to cash provided by investing activities of $340 million in 2003. We also used approximately $2.6 billion to purchase investments with maturities in excess of 90 days to increase the returns on our investments and received $2.0 billion on the sale of these types of investments. Additionally, we invested $148 million in capital expenditures for property, plant and equipment, which were primarily used for capital projects to reduce production costs in certain OSB facilities and increase our composite decking capacity. We also invested $32 million to fund capital for our joint venture in British Columbia to build an OSB mill. We received

$40 million from the sale of various assets, including the sales of three lumber mills and two inter-related industrial hardboard facilities. Additionally, we reduced our restricted cash associated with secured letters of credit by $45 million.

During 2003, we generated $340 million in cash from investing activities, which primarily consisted of the sale of our timber and timberlands. The cash associated with asset sales in 2003 was $129 million, which is comprised of $85 million on the sale of timber and timberlands and $44 million on the sale of various other assets, six lumber mills, a veneer and an industrial panel facility. Additionally, we received $366 million as a return of capital from an unconsolidated subsidiary (see Note 12 of the Notes to the financial statements included in item 8 of this report and “Off-Balance Sheet and Other Financing Arrangements” below) in connection with the timber sales transactions. Capital expenditures for property, plant and equipment were $87 million for 2003 and were primarily used for capital projects to reduce production costs in certain OSB facilities and to fund capital for our joint venture in Eastern Canada. As explained below, in 2003, we converted our secured line of credit facility to a cash collateralized letter of credit facility. As a result of this conversion, we no longer were required to deposit the net proceeds of our asset sales into a restricted cash account and therefore reclassified this cash as unrestricted cash.

Capital expenditures in 2006 are expected to be about $275 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills, construct a new OSB mill in Alabama and expand capacity in our OSB, EWP and siding operations.

Financing Activities

In 2005, net cash used in financing activities was $168 million as compared to $261 million in 2004. In 2005, we repaid $178 million in long-term debt. Additionally, we borrowed $202 million under a new term loan agreement to fund the repatriation of our accumulated earnings of our Canadian subsidiary under the AJCA. We repurchased $151 million (including expenses) in our common stock through an accelerated stock buyback program with a financial intermediary. See Note 1 of the Notes to the financial statements included in item 8 of this report for additional information about this program. We generated $12 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $52 million.

In 2004, net cash used in financing activities was $261 million as compared to $63 million in 2003. In 2004, we repaid $6 million under our revolving credit facility associated with our Chilean operations and $260 million of our long-term debt. These long-term debt payments included a premium on the early extinguishment of senior and subordinated notes of approximately $42 million. Additionally, we generated $41 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $33 million.

In 2003, we reduced our borrowing under our secured revolving credit facility by $32 million and repaid $53 million in other long-term debt. Additionally, we generated $19 million in proceeds from the sale of common stock under our various equity compensation plans. During 2003, we converted our secured revolving credit facility into a secured letter of credit facility, allowing a $37 million reduction in cash collateral (shown as an investing activity above).

Financing Obligations

Credit Facilities

We have a revolving line of credit, which will expire in September 2009, which provides for a committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At December 31, 2005, we had no borrowings outstanding under the facility. Letters of credit, issued and outstanding, which reduce our borrowing capacity, totaled approximately $51.7 million as of December 31, 2005 and were cash collaterialized with $54.3 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2006. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of December 31, 2005 and were cash collateralized with $0.9 million.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million, $75 million of which was eligible for borrowing at December 31, 2005. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors A downgrade in our long-term unsecured senior debt rating below Ba3 by Moody’s and/or below BB- by Standard & Poor’s would (either immediately or after the passage of six months or upon the occurrence of other specified events) result in an amortization event under this facility, in which event we would be prohibited from making further borrowings under this facility and the maturity of any outstanding borrowings under this facility would be accelerated. At December 31, 2005, we had no borrowings outstanding under this facility.

The following details our debt ratings as of March 1, 2006:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Baa3	BBB-

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $43 million at December 31, 2005, of which $12 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

The table below summarizes our contractual obligations as of December 31, 2005 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

	Payments due by period
Contractual obligations	2006	2007	2008	2009	2010
	Dollars amounts in millions
Long-term debt(1)	$140.7	$50.6	$321.4	$63.4	$337.4
Operating leases	8.0	7.1	6.0	5.2	5.1
Purchase obligations(2)	38.4	14.6	5.9	5.4	—
Other long-term obligations(3)	1.0	—	—	—	—
Total contractual cash obligations	$188.1	$72.3	$333.3	$74.0	$342.5

(1)          Includes expected interest payments as well as debt maturities.

(2)          The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw materials and utility contracts. Other significant items included in the above table reflect purchase obligations related to legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table and are cancelable without significant penalty.

(3)          Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Under current pension funding regulations, LP has no minimum pension funding required for its US plans in 2006, although LP anticipates contributing approximately $10 million to $15 million in 2006 to these plans. Future years are not estimable due to the large number of factors involved in determining minimum pension funding

Off-Balance Sheet and Other Financing Arrangements

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

Pursuant to the arrangement described above, during 2003, we contributed $410.0 million of the notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. Our retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the “Investments in and advances to affiliates” reflected on our consolidated balance sheet as of December 31, 2005.

In accordance with SFAS No. 140, the QSPE is not included in our consolidated financial statements and the assets and liabilities of the QSPE are not reflected on our consolidated balance sheet. The QSPE’s assets have been removed from our control and are not available to satisfy claims of our creditors (except to the extent of our retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied). In general, the creditors of the QSPE have no recourse to our assets, other than our retained interest. However, under certain circumstances, we may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. Our maximum exposure in this regard was approximately $41 million as of December 31, 2005.

As discussed previously, we have an accounts receivable secured borrowing program. L-P Receivables Corporation (LPRC) is our wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. LPRC, in turn, sells an interest in the receivables to various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt, if any, are included as both Receivables and Long-term debt in our financial statements included in item 8 of this report. Accordingly, there were no amounts associated with this program that were off balance sheet during the three years ended December 31, 2005. As collections reduce previously pledged interest, new receivables are pledged.

In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers will be used to fund payments required for the notes payable. The notes receivable are classified as current and long-term “Notes receivable from asset sales” and the notes payable are classified as current and long-term “Limited recourse notes payable” on the financial statements included in item 8 of this report.

DIVIDEND

On November 5, 2001, we announced that our Board of Directors had suspended the quarterly cash dividend. LP resumed paying quarterly dividends in 2004, with dividends of $0.05, $0.075, $0.075 and $0.10 per share being declared in February, May, August and November, respectively. Dividends for 2004 totaled $32.6 million. For 2005, we paid quarterly dividends of $0.10, $0.125, $0.125 and $0.125 per share that were declared in February, May, August and November, respectively. Dividends for 2005 totaled $52 million. On February 6, 2006, we announced an increase in our quarterly dividend for the first quarter of 2006 to $0.15 per share paid on March 1, 2006.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

See Note 1 for discussion of prospective accounting pronouncements in the Notes to the financial statements included in item 8 of this report.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2005, a 100 basis point interest change would impact pre-tax net income and cash flows by $2.2 million annually. Based upon our indebtedness at December 31, 2005, the fixed and variable portions of our debt and the expected maturity dates are as follows:

	Expected maturity date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	in millions
Long-term debt:
Fixed rate debt	$73.4	$0.4	$73.7	$20.0	$313.0	$120.0	$600.5	$620.5
Average interest rate	6.8%	5.3%	7.1%	7.4%	8.2%	7.0%	7.6%
Variable rate debt	$15.2	—	$200.0	$7.7	—	—	$222.9	$222.9
Average interest rate	4.1%	—	4.5%	3.5%	—	—	4.4%

Additionally, we have long-term notes receivable that contain fixed interest rates. Based upon these notes at December 31, 2005, the fixed portion of our receivables and the expected maturity dates are as follows:

	Expected maturity date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	in millions
Long-term receivables:
Fixed rate receivables	$70.8	—	$74.4	$20.0	$115.2	$123.4	$403.8	$430.5
Average interest rate	6.8%	—	7.0%	7.0%	7.0%	7.2%	7.0%

Our international operations create exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. We historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 5.6 billion square feet (3/8” basis) or 4.8 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $4.8 million.

ITEM 8.                Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003 and adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143 on December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Nashville, TN
March 7, 2006

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$607.6	$544.7
Short-term investments	717.3	608.2
Receivables, net	146.8	185.5
Inventories	240.3	203.5
Prepaid expenses and other current assets	14.4	15.9
Deferred income taxes	—	26.7
Current portion of notes receivable from asset sales	70.8	—
Current assets of discontinued operations	—	19.6
Total current assets	1,797.2	1,604.1
Timber and timberlands	92.9	97.7
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	105.8	103.0
Buildings	233.1	221.3
Machinery and equipment	1,476.5	1,395.9
Construction in progress	33.5	40.0
	1,848.9	1,760.2
Accumulated depreciation	(1,065.6)	(1,009.4)
Net property, plant and equipment	783.3	750.8
Goodwill, net of amortization	273.5	273.5
Other intangible assets, net of amortization	7.4	6.9
Notes receivable from asset sales	333.0	403.8
Investment in and advances to affiliates	211.0	132.7
Long-term investments	13.5	30.2
Restricted cash	55.6	65.5
Other assets	30.6	30.7
Long-term assets of discontinued operations	—	54.7
Total assets	$3,598.0	$3,450.6

See Notes to the Financial Statements.

Consolidated Balance Sheets (Continued)
Dollar amounts in millions, except per share

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$178.0
Current portion of limited recourse notes payable	69.7	—
Accounts payable and accrued liabilities	245.5	250.0
Current portion of contingency reserves	12.0	12.0
Total current liabilities	346.1	440.0
Long-term debt, excluding current portion:
Limited recourse notes payable	326.8	396.5
Other debt	408.0	226.0
Total long-term debt	734.8	622.5
Deferred income taxes	377.0	517.5
Contingency reserves, excluding current portion	31.4	42.1
Other long-term liabilities	65.8	60.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 116,938,950 shares issued	116.9	116.9
Additional paid-in capital	435.5	440.0
Retained earnings	1,809.7	1,406.2
Treasury stock, 11,158,678 shares and 6,795,867 shares, at cost	(257.0)	(127.4)
Accumulated comprehensive loss	(62.2)	(67.9)
Total stockholders’ equity	2,042.9	1,767.8
Total liabilities and stockholders’ equity	$3,598.0	$3,450.6

See Notes to the Financial Statements.

Consolidated Statements of Income
Amounts in millions, except per share

	Year ended December 31,
	2005	2004	2003
Net sales	$2,598.9	$2,730.7	$2,168.7
Operating costs and expenses:
Cost of sales	1,783.3	1,634.3	1,416.8
Depreciation, amortization and cost of timber harvested	132.7	141.1	130.7
Selling and administrative	151.3	159.7	159.0
Other operating credits and charges, net	6.5	28.7	15.2
(Gain) loss on sale of and impairment of long-lived assets, net	3.5	21.5	(118.2)
Total operating costs and expenses	2,077.3	1,985.3	1,603.5
Income from operations	521.6	745.4	565.2
Non-operating income (expense):
Interest expense, net of capitalized interest	(54.6)	(65.3)	(88.5)
Investment income	71.3	45.6	33.8
Loss on early extinguishment of debt	(0.5)	(41.5)	(1.5)
Foreign exchange gains (losses)	(1.4)	9.7	1.0
Total non-operating income (expense)	14.8	(51.5)	(55.2)
Income from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	536.4	693.9	510.0
Provision for income taxes	61.3	277.5	231.2
Equity in earnings of unconsolidated affiliates	(0.7)	(3.8)	(1.9)
Income from continuing operations before cumulative effect of change in accounting principle	475.8	420.2	280.7
Income (loss) from discontinued operations before taxes	(30.7)	0.7	(13.8)
Provision (benefit) for income taxes	(11.5)	0.2	(5.5)
Income (loss) from discontinued operations	(19.2)	0.5	(8.3)
Income before cumulative effect of change in accounting principle	456.6	420.7	272.4
Cumulative effect of change in accounting principle, net of tax	(1.1)	—	0.1
Net income	$455.5	$420.7	$272.5
Basic net income (loss) per share:
Income per share from continuing operations	$4.37	$3.88	$2.66
Loss per share from discontinued operations	(0.18)	—	(0.08)
Loss per share from cumulative effect of change in accounting principle	(0.01)	—	—
Net income per share	$4.18	$3.88	$2.58
Diluted net income (loss) per share:
Income per share from continuing operations	$4.34	$3.84	$2.64
Loss per share from discontinued operations	(0.18)	—	(0.08)
Loss per share from cumulative effect of change in accounting principle	(0.01)	—	—
Net income per share	$4.15	$3.84	$2.56
Cash dividends per share of common stock	$0.475	$0.30	—
Average shares of common stock used to compute net income per share:
Basic	109.0	108.3	105.5
Diluted	109.7	109.6	106.5

See Notes to the Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$455.5	$420.7	$272.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	135.1	145.1	141.3
Other operating credits and charges, net	(2.3)	15.2	6.6
(Gain) loss on sale of and impairment of long-lived assets	20.7	12.3	(98.7)
Exchange (gain) loss on remeasurement	5.6	(13.9)	6.9
Loss on early extinguishment of debt	0.5	41.5	1.5
Tax effect of exercise of stock options	3.8	13.7	2.7
Cash settlements of contingencies	(13.5)	(50.4)	(52.4)
Pension payments (in excess of expense)	(8.3)	(31.8)	(14.9)
Other adjustments, net	13.0	(13.1)	25.0
Decrease (increase) in receivables	45.8	(47.0)	4.5
Decrease (increase) in inventories	(14.4)	(26.0)	0.4
Decrease (increase) in prepaid expenses	3.6	(5.0)	0.5
Increase (decrease) in accounts payable and accrued liabilities	(17.2)	(0.3)	33.7
Increase (decrease) in deferred income taxes	(113.9)	140.5	179.8
Net cash provided by operating activities	514.0	601.5	509.4
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(173.7)	(147.7)	(86.6)
Proceeds from timber and timberlands sales	—	—	84.5
Proceeds from asset sales	53.4	40.4	44.0
Return of capital from unconsolidated subsidiary	—	—	365.8
Decrease in restricted cash from asset sales	—	—	37.1
(Increase) decrease in restricted cash under letters of credit	9.9	45.2	(102.9)
Cash paid for purchase of investments	(3,813.9)	(2,598.1)	—
Proceeds from sale of investments	3,724.8	1,960.4	—
Investment in and advances to joint ventures	(83.9)	(32.0)	(1.6)
Other investing activities, net	1.9	3.4	(0.2)
Net cash provided by (used in) investing activities	(281.5)	(728.4)	340.1
CASH FLOWS FROM FINANCING ACTIVITIES
New borrowings of long-term debt	202.2	—	0.4
Net payments under revolving credit lines	—	(6.0)	(32.0)
Repayment of long-term debt	(178.1)	(260.0)	(53.0)
Payment of cash dividends	(52.0)	(32.6)	—
Sale of common stock under equity plans	11.7	41.2	19.2
Purchase of treasury stock	(150.6)	(2.0)	—
Other financing activities, net	(0.8)	(1.6)	2.9
Net cash used in financing activities	(167.6)	(261.0)	(62.5)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(2.0)	6.7	1.6
Net increase (decrease) in cash and cash equivalents	62.9	(381.2)	788.6
Cash and cash equivalents at beginning of year	544.7	925.9	137.3
Cash and cash equivalents at end of year	$607.6	$544.7	$925.9

See Notes to the Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
BALANCE AS OF DECEMBER 31, 2002	116.9	$116.9	12.4	$(230.2)	$447.0	$745.6	$(73.1)	$1,006.2
Net income	—	—	—	—	—	272.5	—	272.5
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(1.9)	35.0	(4.7)	—	—	30.3
Other comprehensive income	—	—	—	—	—	—	1.9	1.9
BALANCE AS OF DECEMBER 31, 2003	116.9	116.9	10.5	(195.2)	442.3	1,018.1	(71.2)	1,310.9
Net income	—	—	—	—	—	420.7	—	420.7
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(3.8)	71.3	(16.0)	—	—	55.3
Cash dividends, $0.30 per share	—	—	—	—	—	(32.6)	—	(32.6)
Purchase of shares for treasury	—	—	0.1	(3.5)	—	—	—	(3.5)
Tax benefit of employee stock plan transactions	—	—	—	—	13.7	—	—	13.7
Other comprehensive income	—	—	—	—	—	—	3.3	3.3
BALANCE AS OF DECEMBER 31, 2004	116.9	116.9	6.8	(127.4)	440.0	1,406.2	(67.9)	1,767.8
Net income	—	—	—	—	—	455.5	—	455.5
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(1.0)	21.0	(8.3)	—	—	12.7
Cash dividends, $0.475 per share	—	—	—	—	—	(52.0)	—	(52.0)
Purchase of shares for treasury	—	—	5.4	(150.6)	—	—	—	(150.6)
Tax benefit of employee stock plan transactions	—	—	—	—	3.8	—	—	3.8
Other comprehensive income	—	—	—	—	—	—	5.7	5.7
BALANCE AS OF DECEMBER 31, 2005	116.9	$116.9	11.2	$(257.0)	$435.5	$1,809.7	$(62.2)	$2,042.9

See Notes to the Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2005	2004	2003
Net income	$455.5	$420.7	$272.5
Other comprehensive income, net of tax
Foreign currency translation adjustments	6.7	2.2	4.4
Minimum pension liability and intangible asset adjustments	0.8	0.6	(2.7)
Unrealized gains (losses) on derivative financial instruments	(1.9)	0.7	0.1
Other	0.1	(0.2)	0.1
Other comprehensive income, net of tax	5.7	3.3	1.9
Comprehensive income	$461.2	$424.0	$274.4

See Notes to the Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada and Chile through foreign subsidiaries and joint ventures. The principal customers for the Company’s building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia, Europe and South America.

Over the last several years, LP adopted and implemented plans to sell selected businesses and assets in order to improve operating results, reduce debt and increase financial flexibility. The plans involved divesting LP’s plywood, industrial panel, vinyl siding and lumber businesses, fee timber and timberlands, wholesale operations and distribution businesses. See Notes 1 and 22 for further discussion on divestitures.

See Note 24 below for further information regarding LP’s products and segments.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in this Note under the headings “Asset Impairments,” “Other Operating Credits and Charges, Net” and “Goodwill” and in the Notes entitled “Income Taxes,” “Retirement Plans and Postretirement Benefits,” “Stockholders’ Equity,” “Other Operating Credits and Charges, Net,” “Gain (Loss) on Sale of and Impairment of Long-Lived Assets, Net” and “Contingencies.”

Consolidation

The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have effective control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20% and 50%. The cost method of accounting is used for investments when LP has less than 20% ownership interest or the Company does not have the ability to exercise significant influence, and for investments in Qualified Special Purpose Entities, which are not consolidated. Those investments are carried at cost and are adjusted only for other-than temporary declines in their fair value. The carrying value of these investments is recorded in Investments in and advances to affiliates on the Consolidated Balance Sheets. LP’s equity in the income and losses of these investments is recorded in Equity in earnings of unconsolidated affiliates on the Consolidated Statements of Income. See Note 8 for further discussion of these investments and advances.

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

	Year ended December 31,
	2005	2004	2003
	Dollar and share amounts in millions, except per share amounts

Numerator:
Income attributed to common shares:
Income from continuing operations	$475.8	$420.2	$280.7
Income (loss) from discontinued operations	(19.2)	0.5	(8.3)
Cumulative effect of change in accounting principle	(1.1)	—	0.1
Net income	$455.5	$420.7	$272.5
Denominator:
Basic—weighted average common shares outstanding	109.0	108.3	105.5
Dilutive effect of employee stock plans	0.7	1.3	1.0
Diluted shares outstanding	109.7	109.6	106.5
Basic earnings per share:
Income from continuing operations	$4.37	$3.88	$2.66
Loss from discontinued operations	(0.18)	—	(0.08)
Cumulative effect of change in accounting principle	(0.01)	—	—
Net income per share	$4.18	$3.88	$2.58
Diluted earnings per share:
Income from continuing operations	$4.34	$3.84	$2.64
Loss from discontinued operations	(0.18)	—	(0.08)
Cumulative effect of change in accounting principle	(0.01)	—	—
Net income per share	$4.15	$3.84	$2.56

As of December 31, 2005, 2004 and 2003, LP had 301,400, 208,000 and 2,720,000 shares and stock options outstanding that were considered anti-dilutive or not in-the-money for the purpose of LP’s earnings per share calculation.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market and other high quality investments with an initial maturity of three months or less. Such investments are stated at cost, which approximates market value.

Investments

LP’s short-term and long-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are reported at estimated fair value. LP invests in publicly traded, highly liquid securities including U.S. treasury notes, bank obligations, corporate obligations, auction rate securities and commercial paper. Under LP’s investment criteria, bank and corporate obligations carry a rating of at least A-1 and commercial paper must have the highest rating obtainable from one or more rating agencies. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of Accumulated Comprehensive Loss in Stockholders’ Equity until realized. Realized gains and losses are recorded in Non-operating income (expense) in the Consolidated Statements of Income. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 2 for further discussion.

Fair Value of Financial Instruments

LP has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flows. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. When these estimates approximate carrying value, no separate disclosure is shown.

Inventory

Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for a portion of the Company’s log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost.

Timber and Timberlands

Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of acquisition). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the original life of the license. Cost of timber harvested also includes the amortization of the timber licenses.

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

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2005, 2004 and 2003 was $3.7 million, $4.2 million and $0.4 million.

Asset Impairments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which LP adopted in January 2002, long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Detailed impairment calculations are performed when the book values exceed expected undiscounted future net cash flows from the use and eventual disposition of the asset. These undiscounted cash flows are based upon management’s estimate of future cash inflows and outflows. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 17 for a discussion of charges in 2005, 2004 and 2003 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

Income Taxes

LP accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in LP’s financial statements or tax returns. In estimating future tax consequences, LP generally considers all expected future events other than the enactment of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. Additionally, deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 10 for further discussion of deferred taxes.

Stock-Based Compensation

Stock options and other stock-based compensation awards have been accounted for using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 14 for further discussion of LP’s stock compensation plans. The following table illustrates the effect on net income and net income per share that would have resulted if LP had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. See additional discussion below under the heading “Prospective Accounting Pronouncements.”

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions, except per share amounts
Net income, as reported	$455.5	$420.7	$272.5
Add: Stock-based employee compensation included in reported net income, net of related income tax effects	0.9	9.5	5.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.8)	(11.1)	(8.4)
Pro forma net income	$453.6	$419.1	$269.3
Net income per share—basic, as reported	$4.18	$3.88	$2.58
Net income per share—diluted, as reported	$4.15	$3.84	$2.56
Net income per share—basic, pro forma	$4.16	$3.87	$2.55
Net income per share—diluted, pro forma	$4.13	$3.82	$2.53

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Expected stock price volatility	51.4%	46.0%	40.0%
Expected dividend rate	1.56%	1.11%	0.50%
Risk-free interest rate	3.80%	3.95%	3.00%
Expected life of options	4.0 yrs	7.0 yrs	7.0 yrs

The average fair value of each option granted during 2005, 2004 and 2003 was $10.61, $10.56 and $6.90.

Treasury Stock

LP records treasury stock purchased at cost.

During 2005, LP repurchased 5.4 million shares in connection with an accelerated stock buyback program with a financial intermediary for an aggregate purchase price of $151 million. Under the terms of the program, the financial intermediary delivered to LP the initial number of shares of common stock during LP’s third quarter, subject to share adjustments pursuant to which LP may receive additional shares upon the completion of the program. On February 9, 2006, LP received an additional 166,880 shares as the final adjustment of this program. The total shares purchased were 5,589,297 shares at an average price per share (including fees) of $26.95.

Derivative Financial Instruments

To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments. LP has established policies and procedures for risk assessment and for approving, reporting and monitoring of derivative financial instrument activities. Derivative instruments, which include forward exchange and futures contracts, are recorded in the Consolidated Balance Sheet as either an asset or a liability measured at fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is reported in accumulated other comprehensive loss. In general, LP does not utilize financial instruments for trading or speculative purposes.

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

U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2005, GreenFiber recognized $0.8 million in other comprehensive loss to adjust these contracts to fair market value and, accordingly, LP has recorded its share ($0.4 million) in LP’s other comprehensive loss. Additionally, LP has provided deferred taxes of $0.2 million associated with this hedge.

Foreign Currency Translation

The functional currency for the Company’s Canadian subsidiaries is the U.S. dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in Foreign exchange gains (losses) on the Consolidated Statements of Income. The functional currency of LP’s Chilean subsidiary is the Chilean Peso. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in Accumulated comprehensive loss in Stockholders’ equity.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer being amortized. However, these indefinite life assets are tested for impairment on an annual basis, and when indicators of impairment are determined to exist, by applying a fair value based test. Also, under this statement, goodwill associated with an equity method investee is no longer amortized; however impairment of the investment (including goodwill) should be evaluated based upon APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” which requires an impairment test when factors indicate an impairment may exist. LP performs the annual goodwill impairment test as of October 1 each year. LP completed its testing on all reporting units as of October 1, 2005 and determined that no impairment charges were required with respect to reported goodwill as of that date.

Restricted Cash

In accordance with LP’s credit facilities, discussed at Note 11, LP has established restricted cash accounts. As of December 31, 2005, a majority of the restricted cash secures letters of credit under LP’s revolving credit facility. Under this facility, LP may use cash in an amount equal to 105% of the outstanding letters of credit as collateral for such letters of credit in exchange for lower fees.

Revenue Recognition

Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

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

As of December 31, 2005 LP adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. See Note 15 for further discussion.

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

Other Operating Credits and Charges, Net

LP classifies significant amounts that management considers unrelated to ongoing core operating activities as Other operating credits and charges, net in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2005, 2004 and 2003.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 states that all items required to be recognized under accounting standards as components of comprehensive income are reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability and related intangible asset adjustments, net unrealized gains or losses on available-for-sale marketable securities, and unrealized gains and losses on financial instruments qualifying for hedge accounting, and is presented in the accompanying Consolidated Statements of Comprehensive Income. See Note 23 for further discussion.

Prospective Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2005 and will become effective for LP beginning with the first quarter of 2006. This statement will apply to all awards granted after the effective date and to vesting, modifications or cancellations of existing awards. LP expects the 2006 impact of the adoption of SFAS No. 123R to be approximately $0.02 per diluted share. The effect of future awards will vary depending upon timing, amount and valuations methods used for such awards. Past awards are not necessarily indicative of future awards. SFAS No. 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and increase net financing cash outflow by offsetting equal amounts.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” LP has classified its divested vinyl operations as discontinued operations and has reclassified all periods presented in the same manner. For further information, see Note 22.

Additionally, in LP’s Consolidated Statements of Cash Flows, LP has classified the changes in restricted cash balances under letters of credit as investing activities, and has reclassified all periods presented in the same manner. The change in classification resulted in an increase of $45.2 million and a decrease of $102.9 million in investing cash flows for the years ended December 31, 2004 and 2003, and impacted cash flows from financing activities by offsetting equal amounts.

2.   INVESTMENTS

Short-term and long-term investments held by LP are debt securities classified as available for sale. The following is a summary of the available for sale securities as of December 31, 2005 and 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	Dollar amounts in millions
December 31, 2005
U.S. treasury and government agency securities	$24.0	$—	$0.1	$23.9
Commercial paper	149.8	—	—	149.8
Corporate obligations	65.2	—	0.1	65.1
Auction rate securities	492.0	—	—	492.0
Total marketable securities	$731.0	$—	$0.2	$730.8
December 31, 2004
U.S. treasury and government agency securities	$126.7	$—	$0.1	$126.6
Commercial paper	131.6	—	—	131.6
Corporate obligations	99.1	—	0.3	98.8
Auction rate securities	281.4	—	—	281.4
Total marketable securities	$638.8	$—	$0.4	$638.4

All of these securities are available for immediate sale. The amortized cost and fair value of investments at December 31, 2005, by contractual maturity are shown below:

	Amortized	Fair
	Cost	Value
	Dollar amounts in millions
December 31, 2005
Due in one year or less	$717.5	$717.3
Due in one to five years	13.5	13.5
Total marketable securities	$731.0	$730.8

Proceeds from sales and maturities of short-term investments totaled $3.7 billion for 2005. The gross realized gains and losses related to the sales of short-term investments were not material for the year ended December 31, 2005. Net unrealized gains and losses are reported as a separate component of Accumulated comprehensive loss in Stockholders’ equity.

The following table provides a summary of the securities in a gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in an unrealized loss position at December 31, 2005:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	Dollar amounts in millions
December 31, 2005
U.S. treasury and government agency securities	$24.0	$0.1	$—	$—	$24.0	$0.1
Commercial paper	86.6	—	—	—	86.6	—
Corporate obligations	44.6	0.1	—	—	44.6	0.1
Total marketable securities	$155.2	$0.2	$—	$—	$155.2	$0.2

LP believes that the unrealized losses above are minor, resulting from differences in market value and amortized cost of the securities. These unrealized losses are considered temporary, as LP expects to recover substantially all of its costs related to these investments prior to sale or maturity.

3.   RECEIVABLES

Receivables consist of the following:

	December 31,
	2005	2004
	Dollar amounts in millions
Trade receivables	$113.2	$118.5
Income tax receivables	—	29.0
Interest receivables	6.2	4.4
Other receivables	29.5	35.8
Allowance for doubtful accounts	(2.1)	(2.2)
	$146.8	$185.5

As described in Note 11, the majority of LP’s trade receivables are available to secure borrowings under a revolving credit facility. Other receivables at December 31, 2005 and 2004 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

4.   INVENTORIES

Inventories consisted of the following (work-in-process is not material):

	December 31,
	2005	2004
	Dollar amounts in millions
Logs	$76.3	$59.0
Other raw materials	38.8	36.8
Finished products	120.7	102.6
Supplies	8.4	7.8
LIFO reserve	(3.9)	(2.7)
Total	$240.3	$203.5
Inventory included in current assets of discontinued operations:
Logs	$—	$1.1
Other raw materials	—	3.4
Finished products	—	14.9
Supplies	—	0.2
Total	$—	$19.6

A reduction in LIFO inventories in 2004 resulted in a reduction in cost of sales of $1.1 million. Additionally, a reduction in LIFO inventories included in current assets of discontinued operations resulted in a reduction to cost of sales included in income (loss) from discontinued operations of $3.7 million for the year ended December 31, 2004.

5.   NOTES RECEIVABLE FROM ASSET SALES

Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP’s limited recourse notes payable (see Note 11). LP monitors the collectibility of these notes on a regular basis.

	Interest Rate	December 31,
	2005	2005	2004
	Dollar amounts in millions
Notes receivable (unsecured), maturing 2008-2012, interest rates fixed	5.6-7.5%	$49.9	$49.9
Notes receivable (secured), maturing 2006-2018, interest rates fixed	6.8-7.3%	353.9	353.9
Total		403.8	403.8
Current portion		(70.8)	—
Long-term portion		$333.0	$403.8

The weighted average interest rate for all notes receivable from asset sales at December 31, 2005 and 2004 was approximately 7.0 percent. The notes mature as follows:

Dollar amounts in millions
Year ended December 31,
2006	$70.8
2007	—
2008	74.4
2009	20.0
2010	115.2
2011 and after	123.4
Total	$403.8

LP estimates that the fair value of these notes at December 31, 2005 and 2004 was approximately $430.5 million and $433 million, respectively.

6.   GOODWILL

Goodwill by operating segment is as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
OSB	$232.5	$232.5
Siding	32.4	32.4
Other	8.6	8.6
	$273.5	$273.5

Additionally, included in long-term assets of discontinued operations at December 31, 2004 is $3.1 million of goodwill associated with LP’s vinyl operations. In 2005, in connection with the sale of the vinyl business, management determined that this goodwill was impaired and recorded an impairment charge.

7.   OTHER INTANGIBLE ASSETS

Intangible assets (other than goodwill) are reflected in the Consolidated Balance Sheets as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
Goodwill associated with equity investment in GreenFiber (recorded in Investments in and advances to affiliates)	$16.4	$16.4
SFAS No. 87 pension intangible asset	5.4	4.7
Other	2.0	2.2
Total other intangible assets	7.4	6.9
Total intangible assets	$23.8	$23.3

See Note 13 for discussion of the SFAS No. 87, “Employers Accounting for Pension” intangible asset.

8.   INVESTMENTS IN AND ADVANCES TO AFFLIATES

LP has investments in affiliates that are accounted for under both the equity method and the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
Investments accounted for under the equity method	$166.5	$88.2
Investments accounted for under the cost method (see Note 12)	44.5	44.5
	$211.0	$132.7

At December 31, 2005, LP’s significant equity method investees, its approximate ownership interest and principle business activity in each investee were as follows:

	Ownership %
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

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the year ended December 31, 2005, LP sold $25.2 million of OSB to Abitibi-LP and purchased $73.1 million of I-joist from Abitibi-LP. Purchases from Canfor-LP were not significant. For the year ended December 31, 2004, LP sold $22.1 million of OSB to Abitibi-LP and purchased $62.5 million of I-joist from Abitibi-LP. For the year ended December 31, 2003, the sales to and purchases from Abitibi-LP were not significant.

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities were as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
Accounts payable	$129.7	$139.5
Salaries and wages payable	40.8	44.1
Taxes other than income taxes	9.6	9.0
Workers’ compensation	13.7	12.8
Accrued interest	7.9	13.2
Other accrued liabilities	33.7	27.2
Income taxes payable	7.8	4.2
Current deferred tax liabilities	2.3	—
	$245.5	$250.0

Other accrued liabilities at December 31, 2005 and 2004 primarily consist of accrued rent, timber liabilities, current portion of warranty liabilities and other items.

10.   INCOME TAXES

Income before taxes was taxed in domestic and foreign jurisdictions, as follows:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Domestic	$299.5	$482.0	$481.7
Foreign	205.1	216.4	16.6
	$504.6	$698.4	$498.3

Income before taxes is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Income from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	$536.4	$693.9	$510.0
Equity in earnings of unconsolidated affiliates	0.7	3.8	1.9
Income from continuing operations before cumulative effect of change in accounting principle	537.1	697.7	511.9
Income (loss) from discontinued operations	(30.7)	0.7	(13.8)
Cumulative effect of change in accounting principle	(1.8)	—	0.2
	$504.6	$698.4	$498.3

Provision for income taxes includes the following:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Current tax provision:
U.S. federal	$110.8	$46.7	$40.4
State and local	10.6	5.1	2.4
Foreign	37.0	92.2	9.2
Net current tax provision	158.4	144.0	52.0
Deferred tax provision (benefit):
U.S. federal	(120.6)	119.6	129.5
State and local	(13.7)	16.9	14.9
Foreign	25.0	(2.8)	29.4
Net deferred tax provision (benefit)	(109.3)	133.7	173.8
Total income tax provision	$49.1	$277.7	$225.8

The income tax provision has been allocated in accordance with SFAS No. 109, “Accounting for Income Taxes,” and has been recorded in the financial statements as follows:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Continuing operations	$61.3	$277.5	$231.2
Discontinued operations	(11.5)	0.2	(5.5)
Cumulative effect of accounting change	(0.7)	—	0.1
Total income tax provision	$49.1	$277.7	$225.8

Income tax paid during 2005, 2004 and 2003 was $130.9 million, $183.5 million and $29.9 million. Included in the Consolidated Balance Sheet at December 31, 2004 is an income tax receivable of $29 million.

The income tax effects of LP’s share of the income or loss of GreenFiber and Canfor-LP OSB Limited Partnership in 2005, 2004 and 2003 are recorded in Provision for income taxes on the Consolidated Statements of Income, while LP’s share of the pre-tax income is recorded in Equity in earnings of unconsolidated affiliates.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
Property, plant and equipment	$114.0	$123.8
Timber and timberlands	40.5	41.7
Inventories	(7.1)	(7.5)
Accrued liabilities	(84.6)	(64.2)
Contingency reserves	(1.1)	(0.8)
Benefit of capital loss and NOL carryovers	(18.1)	(18.0)
Benefit of foreign tax credit carryovers	(15.4)	—
Foreign tax withholding liability	29.0	—
Benefit of state tax credit carryover	(2.0)	(1.9)
Benefit of U.S. alternative minimum tax credit	—	(25.6)
Installment sale gain deferral	268.1	268.1
Tax on undistributed foreign income	—	144.3
Deferred financial income	26.5	16.6
Other	(1.2)	1.0
Valuation allowance	30.7	13.3
Net deferred tax liabilities	379.3	490.8
Net current deferred tax liabilities (assets)	2.3	(26.7)
Net non-current deferred tax liabilities	$377.0	$517.5

The $18.1 million of capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2005 consists of $4.2 million of state NOL carryovers, net of federal taxes, which will expire in various years through 2022, and $13.9 million of Canadian capital loss carryovers which may be carried forward indefinitely. LP has recorded a valuation allowance against the entire Canadian capital loss carryover, $0.3 million of the state NOL carryover, and $1.1 million of the state tax credit carryover.

At December 31, 2005, LP has a foreign tax credit carryover of $15.4 million, which will expire in 2015. LP has recorded a valuation allowance against the entire foreign tax credit carryover. LP has recorded the above valuation allowances because it does not expect to utilize some portion of the benefits of the state NOL, state tax credit and foreign tax credit carryovers before they expire, and because the Canadian capital loss carryover may only be utilized against future capital gains, the amount of which we are unable to project. If future years’ taxable income differs from the estimates used to establish these valuation allowances, LP will be required to record an adjustment resulting in an impact on current tax expense.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to Stockholders’ equity were $3.8 million and $13.7 million for 2005 and 2004.

U.S. taxes have not been provided on approximately $8.1 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law, are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practical. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The IRS has completed its examination of the income tax returns of LP for all years through 1999. The IRS is currently in the process of examining LP’s income tax returns for the years 2000 through 2004. In addition, LP is subject to numerous ongoing audits by state and foreign tax authorities. LP believes that adequate accruals have been provided for all years.

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (AJCA), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. During the fourth quarter of 2005, LP’s CEO and Board of Directors approved a domestic reinvestment plan as required by the AJCA to repatriate $517.2 million in foreign earnings during the quarter.

LP recorded a net tax benefit in 2005 of $94.3 million related to this $517.2 million dividend under the AJCA. The net tax benefit consists of federal taxes payable of $26.8 million, state taxes payable, net of federal benefits, of $0.9 million, foreign withholding taxes payable, net of benefits, of $22.3 million, and a tax benefit of $144.3 related to a reduction of deferred tax liabilities on both repatriated and unrepatriated foreign earnings that were recorded in prior years.

LP’s reserve for tax contingencies related to issues in the United States and foreign locations was $6.3 million at December 31, 2005 and $6.0 million at December 31, 2004. This balance reflects the Company’s best estimate of the potential liability for known tax contingencies. The increase in the tax contingency reserve was the net result of resolution of a number of issues offset by current year requirements for asserted and unasserted state and foreign items. Inherent uncertainties exist in the process of estimating tax contingencies for various reasons, including, but not limited to, the complexity of tax laws and regulations and changing interpretations of such laws and regulations through administrative processes and the tax court systems of the various taxing jurisdictions. Based upon information currently available, management believes that resolution of tax contingencies will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31,
	2005	2004	2003
Federal tax rate	35%	35%	35%
State and local income taxes	2	3	4
AJCA repatriation, including state taxes	(19)	—	—
Effect of foreign debt structure	(5)	—	—
Effect of foreign exchange gain (loss)	(1)	3	6
Other, net	(2)	(1)	—
	10%	40%	45%

11.          LONG-TERM DEBT

	Interest Rate	December 31,
	2005	2005	2004
	Dollar amounts in millions
Debentures:
Senior notes, repaid in 2005, interest rates fixed	8.5%	$—	$170.4
Senior notes, maturing 2010, interest rates fixed	8.875	199.6	199.5
Senior subordinated notes, repaid in 2004 and 2005, interest rates fixed	10.875	—	6.4
Term loan, maturing 2008, interest rates variable	4.44	200.0	—
Bank credit facilities:
Accounts receivable securitization, expiring in 2007, interest rate variable		—	—
U.S. revolving credit facility, expiring in 2009, interest rates variable		—	—
Canadian revolving credit facility, expiring in 2006, interest rates variable		—	—
Limited recourse notes payable:
Senior notes, payable 2008-2012, interest rates fixed	7.1 - 7.5	47.9	47.9
Senior notes, payable 2006-2018, interest rates fixed	6.8 - 7.3	348.6	348.6
Project revenue financing:
Project revenue bond financings, payable through 2022, interest rates variable	3.5 - 4.5	22.8	22.8
Other financings:
Other, interest rates vary		4.5	4.9
Total		823.4	800.5
Current portion		(88.6)	(178.0)
Net long-term debt		$734.8	$622.5

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimates the limited recourse notes payable have a fair value of approximately $419 million and $431 million at December 31, 2005 and 2004. LP estimates the senior notes maturing in 2010 have a fair market value of $220 million at December 31, 2005 and $238 million at December 31, 2004 based upon market quotes. LP estimates the senior subordinated notes had a fair market value of $7 million at December 31, 2004 based upon market quotes.

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

In September 2004, LP entered into a new five-year revolving credit facility and terminated its former secured letter of credit facility.  The new facility, which will expire in September 2009, provides for committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, LP may increase its borrowing capacity under the facility by up to an additional $100 million. The facility allows LP to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2005, LP had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $51.7 million as December 31, 2005 and were cash collateralized with $54.3 million.

In November 2004, LP entered into an accounts receivable secured revolving credit facility providing for up to $100 million of borrowing capacity, $75 million of which was available for borrowing at December 31, 2005. At December 31, 2005, there were no outstanding borrowings under this facility. The structure of this facility requires LP to maintain a wholly owned non-qualifying special purpose entity, which is consolidated in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This entity purchases accounts receivable from LP and borrows from a third party using the receivables as collateral. The transaction is treated as a secured borrowing because the Company has the right to terminate early any borrowings outstanding, allowing LP to retain effective control over the receivables. The pledged receivables outstanding and the corresponding debt, if any, are included in Receivables and Long-term debt on the Consolidated Balance Sheets. At December 31, 2005, any borrowings under this facility would bear interest at approximately commercial paper rates plus 0.5%. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The facility contains a provision under which specified downgrades of LP’s long-term unsecured senior debt rating could cause an amortization event under this facility.

As of December 31, 2005, LP’s credit ratings were

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Baa3	BBB -

Louisiana Pacific Canada Ltd (LP Canada) has a $10 million (Canadian) letter of credit facility. LP’s ability to obtain letters of credit under this facility ends in December 2006, and the facility expires in December 2007. The facility allows LP Canada to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2005, LP Canada had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $0.8 million as December 31, 2005 and were cash collateralized with $0.9 million.

In December 2005, LP executed a credit agreement among Louisiana-Pacific Limited Partnership (LPLP) and LP Canada, as borrowers providing for a three-year, unsecured term loan in the principal amount of C$235 million. The obligations of LPLP and LP Canada under the credit agreement are guaranteed by LP.

The weighted average interest rate for all long-term debt at December 31, 2005 and 2004 was approximately 6.8 percent and 7.7 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2006	$88.6
2007	0.4
2008	273.7
2009	27.7
2010	313.0
2011 and after	120.0
Total	823.4

Cash paid during 2005 and 2004 for interest (net of capitalized interest) was $61.7 million and $68.3 million.

During the years ended December 31, 2005 and 2004, LP repurchased $6.4 million and $197.4 million of its publicly traded debt ahead of the maturity dates ($6.4 million of the 10.875% Subordinated Notes in 2005 and $193.5 million in 2004 and $3.8 million of the 8.5% Senior Notes during 2004). In connection with debt repurchases, LP recorded charges of $0.5 million, $41.5 million and $1.5 million to reflect the premiums paid and certain transaction costs for the years ended December 31, 2005, 2004 and 2003.

12.          OFF-BALANCE SHEET ARRANGEMENT

In connection with the sale of LP’s southern timber and timberlands in 2003, LP received cash of $26.4 million and notes receivable of $410.0 million from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner:  (i) LP contributed the notes receivable to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140, (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable, the cash flow generated by the notes receivable generally will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE’s creditors generally will have no recourse to LP for the QSPE’s obligations (subject to the limited exception described below).

Pursuant to the arrangement described above, during 2003, LP contributed the $410.0 million of notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. LP’s retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the Investments in and advances to affiliates on the Consolidated Balance Sheets as of December 31, 2005. Management believes the book value of this investment approximates market value, as the interest rates on the notes receivable are variable.

In accordance with SFAS No. 140, the QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on the Consolidated Balance Sheets. The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors except to the extent of LP’s retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied. In general, the creditors of the QSPE have no recourse to LP’s assets, other than LP’s retained interest. However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2005. The estimated fair value of this guarantee is not material.

13.          RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Vesting generally occurs after 3 to 5 years of service for employees in the U.S. and after 2 years of service for employees in Canada. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP’s plans. LP contributes to a multiemployer plan for certain employees covered by collective bargaining agreements.

Defined Benefit Plans

Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging up to 20 years. LP contributes additional funds as necessary to maintain desired funding levels.

Benefit accruals under the two most significant plans, which account for more than 85% of the assets and benefit obligations in the tables below, are credited at a rate of 5% of eligible compensation with an interest credit based on the 30-year U.S. Treasury rate. The remaining defined benefit pension plans use a variety of benefit formulas.

LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2005 and 2004, the trust assets were valued at $14.9 million and $14.4 million and are included in Other assets on the Consolidated Balance Sheets. LP did not contribute to this trust in 2005 or 2004.

The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets for LP sponsored plans:

	December 31,
	2005	2004
	Dollar amounts in millions
Change in benefit obligation:
Benefit obligation—beginning of year	$258.3	$251.2
Service cost	8.9	10.0
Interest cost	14.4	14.6
Amendments	2.9	—
Actuarial loss	10.8	8.3
Curtailments/settlements	—	0.5
Foreign exchange rate changes	1.3	2.4
Benefits paid	(19.2)	(28.7)
Benefit obligation—end of year	$277.4	$258.3
Change in assets:
Fair value of assets—beginning of year	$216.8	$179.0
Actual return on plan assets	20.4	16.0
Employer contribution	21.8	48.6
Foreign exchange rate changes	1.0	2.0
Benefits paid	(19.2)	(28.7)
Fair value of assets—end of year	$240.8	$216.9
Reconciliation of funded status:
Funded status	$(36.6)	$(41.4)
Unrecognized actuarial loss	93.2	92.7
Unrecognized prior service cost	7.4	5.4
Unrecognized asset at transition	—	0.2
Prepaid benefit cost	$64.0	$56.9
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$2.5	$3.1
Accrued benefit liability	(19.8)	(28.4)
Intangible asset	5.3	4.7
Accumulated other comprehensive loss (pre-tax)	76.0	77.5
Net amount recognized	$64.0	$56.9
Decrease in minimum liability included in accumulated other comprehensive loss (net of income taxes):	$(0.4)	$(2.1)
Weighted-average assumptions for obligations as of October 31 (measurement date):
Discount rate for obligations	5.69%	5.59%
Rate of compensation increase	4.07%	4.06%

The accumulated benefit obligation for all defined benefit plans was $260.4 million at October 31, 2005. There were no significant plans with plan assets in excess of benefit obligations at December 31, 2005.

Net periodic pension cost included the following components:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Service cost	$8.9	$10.0	$10.6
Interest cost	14.4	14.6	15.0
Expected return on plan assets	(16.9)	(15.5)	(14.9)
Amortization of prior service cost and net transition asset	0.9	0.9	1.1
Recognized net actuarial loss	7.4	5.6	5.3
Net periodic pension cost	$14.7	$15.6	$17.1
Loss due to curtailment	$—	$2.4	$2.5
Weighted-average assumptions for periodic pension cost:
Discount rate for pension cost	5.46%	6.06%	6.25%
Expected long-term rate of return on plan assets	7.75%	7.86%	8.32%

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

Plan Assets

The following table presents the weighted-average asset allocations as of the measurement dates of LP’s plans:

	2005	2004
	Dollar amounts in millions
Asset category
Equity securities	66.0%	65.4%
Debt securities	21.3	25.5
Real estate	4.1	—
Other, including cash and cash equivalents	8.6	9.1
Total	100.0%	100.0%

LP’s investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. LP’s U.S. plans include real estate, hedge funds and real return investment strategies to increase returns and reduce volatility. LP’s plans do not currently invest in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility.

Cash Flows

LP expects to contribute $15 million to $25 million to its defined benefit plans in 2006. This range may be adjusted if the U.S. government changes the laws governing plan funding in 2006.

The following table reflects the expected benefit payments from the plans:

Pension Benefits
Dollar amounts in millions
Year
2006	$15.1
2007	16.0
2008	17.1
2009	18.1
2010	19.0
2011 - 2015	126.3

Defined Contribution Plans

LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 2.5 million shares of LP common stock that represented approximately 30% of the total market value of plan assets at December 31, 2005.

In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings for most employees and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).

Expenses related to defined contribution plans and the multiemployer plan in 2005, 2004 and 2003 were $8.6 million, $11.9 million and $10.9 million.

Postretirement Benefits

LP has several plans that provide minimal postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The accrued postretirement benefit cost at December 31, 2005 was $6.0 million. Net expense related to these plans was not significant.

14.          STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2005, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

Stock Compensation Plans

LP grants options to key employees and directors to purchase LP common stock. The options are granted at market price at the date of grant. The options become exercisable over 3 years and expire 10 years after the date of grant. At December 31, 2005, 8,539,737 shares were available under the current stock award plan for stock-based awards.

Changes in options outstanding and exercisable and weighted-average exercise price were as follows:

	Number of Shares
	Year ended December 31,
	2005	2004	2003
	Share amounts in thousands
Outstanding options
Options outstanding at January 1	2,750	5,860	6,372
Options granted	330	529	1,771
Options exercised	(902)	(3,326)	(1,856)
Options cancelled	(45)	(313)	(427)
Options outstanding at December 31	2,133	2,750	5,860
Options exercisable at December 31	1,314	1,511	2,897
Exercise price
Options granted	$27.34	$21.36	$7.52
Options exercised	$13.03	$12.39	$10.25
Options cancelled	$16.15	$13.32	$16.12
Options outstanding	$16.89	$14.35	$12.52
Options exercisable	$15.92	$16.94	$16.99

Summary information about the Company’s stock options outstanding at December 31, 2005, is as follows:

	OUTSTANDING			EXERCISABLE
	Outstanding December 31, 2005	Weighted Average Contractual	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
Range of exercise prices	(in thousands)	Periods in Years		(in thousands)
$6.75 - $7.30	428	7.08	$7.29	127	$7.26
$7.31 - $18.74	439	4.98	11.14	432	11.16
$18.75 - $20.84	458	2.73	19.13	456	19.12
$20.85 - $22.39	452	7.57	21.33	275	21.37
$22.40 - $27.93	356	9.04	27.01	24	24.07
$6.75 - $28.00	2,133	6.15	$16.89	1,314	$15.92

Incentive Share Awards

Beginning in 2001, LP has granted incentive share stock awards to selected senior executives and Board Members as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants. For the remaining awards related to 2004, if LP’s stock trades at or above $29.78 per share for five consecutive days prior to the end of the five-year period, the remaining awards will automatically vest. The 2005 awards vest three years from the date of grant, except for director grants which vest five years from the date of grant. LP recorded compensation expense related to these awards in 2005, 2004 and 2003 of $0.8 million, $2.9 million and $2.0 million.

Changes in incentive stock awards were as follows:

	Number of Shares
	Year ended December 31,
	2005	2004	2003
Incentive stock awards outstanding at January 1	187,264	675,309	409,950
Incentive stock awards granted	47,537	196,829	316,259
Incentive stock award shares issued	(135,235)	(643,628)	—
Incentive stock awards cancelled or forfeited	—	(41,246)	(50,900)
Incentive stock awards outstanding at December 31	99,566	187,264	675,309

Restricted Stock

Beginning in 2005, LP granted 65,600 shares of restricted stock to selected senior executives. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment.

The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the shares granted during 2005 was initially recorded at $1.8 million based upon the market value of the date of the grant. The unamortized balance of unearned compensation on restricted stock is included as a component of Stockholders’ equity. Compensation expense associated with these grant of $0.5 million was recognized in 2005.

In accordance with LP’s 2000 Non-employee Director Stock Plan, LP annually grants to each director restricted stock or restricted stock units with a fair market value equal to $30,000. As of December 31, 2005, LP has 46,005 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2005 related to these grants was $0.2 million.

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

Each loan was initially recorded as an offset to paid-in capital. In anticipation of loan forgiveness in 2004 through 2006 as described below, LP amortized each loan and its accrued interest to expense over the period between its inception and the anticipated forgiveness dates. Under the terms of the agreement, if the executive remained continuously employed by LP through the following dates, the loan balance at that date would be forgiven in the following percentages: January 23, 2004, 50% of the original principal; January 23, 2005, an additional 25% of the principal plus 50% of the accrued interest; and January 23, 2006, all remaining principal and accrued interest. In addition, if LP’s common stock traded on the NYSE for at least five consecutive trading days at specified price levels or above during the 12-month period immediately preceding January 23, 2004 or 2005 and the executive remained employed by LP, the following additional percentages of the loan balance would be forgiven: January 23, 2004, 25% of the principal and 50% of the accrued interest at a price level of $16.00 per share or 50% of the principal and 100% of the accrued interest at a price level of $20.00 per share; and January 23, 2005, all remaining principal and accrued interest at a price level of $18.00 per share. In January 2004, LP’s stock traded above $20.00 for five consecutive days and therefore as of January 23, 2004, the outstanding balances of the loans were completely forgiven. As a result, LP recorded compensation expense of $2.6 million in the 2004.

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

In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (FIN 47), which resulted in more consistent recognition of liabilities relating to asset retirement obligations. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 was effective for LP as of December 31, 2005. As part of this implementation, LP recognized a loss of $1.8 million (or $1.1 million after tax), which is shown as a Cumulative effect of change in accounting principle on the accompanying Consolidated Statement of Income for the year ended December 31, 2005. This change was primarily associated with conditional asset retirement costs related to wastewater treatment facilities, ponds and above ground storage tanks.

The activity in LP’s asset retirement obligation liability for 2005 and 2004 is summarized in the following table.

	Year ended December 31,
	2005	2004
	Dollar amounts in millions
Beginning balance	$2.4	$2.7
Accretion expense	0.4	0.2
Accrued to expense during the year	3.4	—
Payments made	(0.8)	(0.5)
Ending balance	$5.4	$2.4

16.   OTHER OPERATING CREDITS AND CHARGES, NET

The major components of Other operating credits and charges, net in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Additions to litigation reserves	$—	$(6.0)	$(13.0)
Additions to product related warranty reserves	(7.0)	—	—
Additions to product related contingency reserves	—	—	(6.7)
Reversion of OSB siding settlement funds	3.0	—	—
Revisions to environmental contingency reserves	(1.2)	2.8	(2.7)
Gain on insurance recoveries	—	—	29.3
Loss on contract	—	—	(4.4)
Charges associated with corporate relocation	(2.8)	(12.5)	(1.7)
Charges associated with CEO retirement	—	(13.1)	—
Recovery (loss) related to assets and liabilities transferred under contractual obligation	1.0	—	(16.0)
Other	0.5	0.1	—
	$(6.5)	$(28.7)	$(15.2)

2005

During 2005, LP recorded $6.5 million in Other operating credits and charges, net. The components of the net charges include:

•       a gain of $3.0 million associated with the reversion of undisbursed settlement funds;

•       an increase to product related warranty reserves of $7.0 associated with products that LP no longer manufactures;

•       a loss of $1.2 million for environmental related reserves associated with a facility that was previously held for sale;

•       a loss of $2.8 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee; and

•       a gain of $1.0 million from the recovery of a previous loss associated with the sale of the Samoa, California pulp mill.

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

•       a loss of $16.0 million related to assets and liabilities transferred under contractual arrangement due to the increase in a valuation allowance associated with notes receivable from Samoa Pacific Cellulose (SPC) (see Note 21 for further discussion);

•       a loss of $6.7 million from increases in product related contingency reserves associated with the National OSB class action settlement (see Note 18 for further discussion);

•       a loss of $2.7 million associated with environmental reserves at LP’s Ketchikan Pulp Company (KPC) operations;

•       a loss of $4.4 million related to an energy contract associated with SPC;

•       a gain of $29.3 million related to insurance recoveries for environmental costs incurred in prior years; and

•       a loss of $1.7 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

Severance

Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Beginning balance	$1.8	$3.1	$4.7
Charged to expense, continuing operations	2.7	3.1	3.3
Charged to expense, discontinued operations	5.1	0.3	2.5
Payments	(6.1)	(4.7)	(7.4)
Ending balance	$3.5	$1.8	$3.1

The balance of the accrued severance is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The balance as of December 31, 2005 is payable under contract through 2006. The majority of the severance expense is non-segment related.

17.   GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET

The major components of Gain (loss) on sale of and impairment of long-lived assets, net in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Impairment charges on long-lived assets	$(1.9)	$(20.9)	$(1.6)
Gain on sale of timber	—	—	117.9
Gain (loss) on sale of other long-lived assets	(1.6)	(0.6)	1.9
	$(3.5)	$(21.5)	$118.2

2005

During 2005, LP recorded a net loss on sale of and impairment of long-lived assets of $3.5 million. This net loss includes the following items:

•       an impairment charge of $1.4 million on land and buildings previously held for sale, an impairment charge of $1.7 million on fixed assets no longer used in the production process, and a reversal of $1.2 million of an impairment charge recorded in 2004 due to management’s decision to continue to retain and operate certain timber tenure rights previously classified as discontinued operations; and

•       a net loss of $1.6 million on the sale of certain other assets.

2004

During 2004, LP recorded a net loss on sale of and impairment of long-lived assets of $21.5 million. This net loss includes the following items:

•       an impairment charge of $13.0 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses, an impairment charge of $3.2 million on timber rights associated with a cedar mill in British Columbia, Canada to reduce the book value to the estimated realizable sales value, and $4.7 million on the write off of capitalized interest associated with facilities which were closed or sold in prior years; and

•       a net loss of $0.6 million on the sale of certain other assets.

2003

During 2003, LP recorded a net gain on sale of and impairment of long-lived assets of $118.2 million. This net gain includes the following items:

•       a gain of $117.9 million on the sale of LP’s timberlands as part of LP’s divesture plan;

•       an impairment charge of $1.6 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price; and

•       a gain of $1.9 million on the sale of certain other assets.

18.   CONTINGENCIES

LP maintains reserves for various contingent liabilities as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
Environmental reserves	$10.1	$11.4
OSB siding reserves	0.3	0.6
Hardboard siding reserves	31.0	37.2
Other	2.0	4.9
Total contingencies	43.4	54.1
Current portion	(12.0)	(12.0)
Long-term portion	$31.4	$42.1

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

LP considers the financial condition of third parties subject to the cost-sharing arrangements discussed above in determining the amounts to be reflected in LP’s environmental reserves. In addition, LP is a party to clean-up activities at two additional sites for which LP does not believe that the failure of a third party to discharge its allocated responsibility would significantly increase LP’s financial responsibility based on the manner in which financial responsibility has been, or is expected to be, allocated.

LP’s estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms.

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Beginning balance	$11.4	$17.9	$25.7
Adjusted to expense (income) during the year	0.8	(3.1)	1.2
Reclassification of reserves related to asset retirement obligations	—	—	(2.4)
Payments made	(2.1)	(3.4)	(6.6)

Ending balance	$10.1	$11.4	$17.9

During 2005, 2004 and 2003, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

OSB Siding Matters

In June 1996, the U.S. District Court for the District of Oregon approved a settlement between LP and a nationwide class generally composed of persons who owned property on which LP’s OSB siding was installed prior to January 1, 1996. Under the settlement agreement, an eligible claimant whose claim was timely filed and approved by an independent claims administrator was entitled to receive a payment equal to the replacement cost (determined by a third-party construction cost estimator) of damaged siding, reduced by a specific adjustment (of up to 65%) based on the age of the siding. Subsequent to the original settlement, LP undertook several initiatives which allowed it to satisfy claims on a discounted basis.

During 2004, LP made the final payment on the OSB siding nationwide class action suit as provided under the settlement agreement. From the inception of the settlement through December 31, 2004, LP paid a total of $525 million in satisfaction of $838 million in claims. In 2005, LP received $3 million from the settlement fund for uncashed siding checks.

The breakdown of the payments is as follows (in millions):

	Paid	Satisfaction of Claim Amount
	Dollar amounts in millions
Original settlement	$277	$290
Optional contributions	71	100
Second fund program	115	319
Alternative payment program	32	91
Claimant offer program	27	38
	$522	$838

Throughout the period the above-described settlements have been in effect, LP recorded accruals that represented management’s best estimates of amounts to be paid based on available information.

The activity in the portion of LP’s loss contingency reserves relating to OSB siding contingencies for the last three years is summarized in the following table. See Note 16 for additional information regarding the 2005 activity.

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Beginning balance	$0.6	$16.7	$39.0
Accrued (reversed from) to expense in the current year	(2.7)	0.2	6.7
Funds received (payments made)	2.4	(16.3)	(29.0)

Ending balance	$0.3	$0.6	$16.7

ABT Hardboard Siding Matters

Between 1995 and 1999, ABT Building Products Corporation (“ABT”), ABTco, Inc., a wholly owned subsidiary of ABT (“ABTco” and, together with ABT, the “ABT Entities”), Abitibi-Price Corporation (“Abitibi”), a predecessor of ABT, and certain affiliates of Abitibi (the “Abitibi Affiliates” and, together with Abitibi, the “Abitibi Entities”) were named as defendants in numerous class action and non-class action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys’ fees and other relief.

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

ABT and Abitibi were parties to an agreement of an allocation of liability with respect to claims related to siding sold prior to October 22, 1992. On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19 million which was received in July 2001, LPC, a wholly owned subsidiary of LP, agreed to accept a transfer of all of Abitibi’s rights and obligations under the settlement agreement and the allocation agreement; and LP and LPC agreed to indemnify and hold harmless Abitibi from any cost or liability arising from its sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement. All such rights, obligations and liabilities have been assigned to and accepted and assumed by LPC.

During the fourth quarter of 2002, LP increased its reserves in connection with this class action settlement. The additional reserve reflects revised estimates of undiscounted future claim payments and related administrative costs, which prior to the fourth quarter of 2002, could not be calculated due to the fact that the limited claims history would not provide statistically valid results. The additional reserves taken in the fourth quarter, based upon revised estimates, are primarily due to a lower estimated rate of decline in settlement payments during the 25-year period. While payments through December 31, 2002 were lower than originally expected, the revised estimate of the undiscounted future payment claims in the later years of the claim period is higher than originally estimated. LP believes that the reserve balance at December 31, 2005 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table.

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
Beginning balance	$37.2	$43.7	$49.6
Payments made for claims	(4.7)	(5.0)	(4.5)
Payments made for administrative costs	(1.5)	(1.5)	(1.4)

Ending balance	$31.0	$37.2	$43.7

Potential Insurance Recovery

LP filed suit in June, 2001, against one of ABTco, Inc’s insurers seeking indemnity, defense costs, and declaratory relief for claims arising out of a coverage dispute in the ABTco Hardboard Siding Settlement. On May 31, 2005, after trial by jury and post-trial motions filed by the insurer, the United States District Court for the Western District of North Carolina entered judgment in favor of LP, ordering that the insurer pay damages in the amount of $11.7 million ($3.9 million damages trebled under the applicable statute), plus $2.5 million representing the insurer’s share of defense costs for the underlying hardboard siding suit, and that the insurer indemnify LP against 77.5% of any liability and a portion of the administrative costs associated with certain future claims that fall within the insurer’s policy periods. On May 31, 2005, the judge also ordered the insurer to reimburse LP $2 million for the costs in prosecuting this case. On June 29, 2005, the insurer filed a Notice of Appeal. LP has not recorded any gain in connection with this judgment as the matter remains on appeal and any such gain is contingent on prevailing in part or in whole at the appellate court.

Additional Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. Lester’s had appealed this injunction to the Ninth Circuit Court of Appeals. Subsequently, on January 27, 2003, the Minnesota state trial court entered judgment against LP in the amount of $20.1 million, representing the verdict amount plus costs and interest less the enjoined amount. That judgment became final and LP satisfied that judgment during the second quarter of 2004. The enjoined amount was not paid as part of that satisfaction of judgment because the injunction remains in place pending the appeal by Lester’s. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and on October 24, 2005, the Court of Appeals decided in a 2 to 1 decision to vacate the District Court’s injunction. LP requested an En Banc hearing at the Ninth Circuit Court of Appeals which was denied. LP is petitioning the United States Supreme Court to accept this case for review. If the Supreme Court refuses to hear the case or ultimately decides that the injunction was not proper, then the State Court judgment of $11.2 million will be entered and LP’s time to appeal that judgment will begin to run. Based upon the information currently available, LP believes that any further liability related to this case is remote and will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

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

LP no longer manufactures or sells fiber cement shakes. The dollar amount of the referenced claims cannot presently be determined. The complaint in this action does not quantify the relief sought by the plaintiffs individually or on behalf of the class. Counsel for the plaintiffs in this action has stated that the plaintiffs “seek as damages the cost of replacing all of the roofs, estimated to be approximately $100 million, plus punitive damages.” In addition to denying liability for the replacement of the affected roofs, LP believes that the foregoing estimate of related cost is significantly overstated. LP believes that it has substantial defenses to this action and believes that the resolution of such proceedings will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

Other Proceedings

During the third quarter of 2004, LP received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter is characterized as a “pre-litigation settlement demand” to LP and Pactiv Corporation, from whom we acquired the facility in 1983. LP and the potential plaintiffs agreed to refrain from commencing any legal proceedings in respect of the potential plaintiffs’ allegations and to the tolling of applicable statutes of limitations. The parties further agreed to exchange information and enter into non-binding mediation. In this process and in response to a request by the mediator, the representatives of the potential plaintiffs indicated that they were seeking damages in the amount of $183 million. These agreements terminated in January 2006 after non-binding mediation with plaintiffs counsel failed to resolve any issue. Subsequent to the termination of the agreements, 19 individuals, in 10 separate lawsuits (four in Federal District Court and six in Alabama State Court), filed claims against LP seeking compensatory and punitive damages for their alleged personal injuries, property damage and wrongful death. Due to numerous uncertainties associated with the matters alleged in the letter and subsequent lawsuits, including uncertainties regarding the existence, nature, magnitude and causation of the alleged wrongful death, injuries and property damage, responsibility therefore and defenses thereto, LP is not presently able to quantify its financial exposure, if any, relating to such matters. LP intends to vigorously defend these suits and any others that are subsequently filed under similar facts.

LP has been named as one of seven defendants in multiple complaints filed on or about February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs seek to certify a class consisting of persons and entities who purchased OSB from the defendants from June 1, 2002 through the date the applicable complaint was filed.  Plaintiffs seek treble damages in an unspecified amount alleged to have resulted from a conspiracy among the defendants to curtail OSB production in order to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. LP believes that the claims asserted are without merit, and intend to defend this matter vigorously.  LP is unable to predict whether the court will declare these actions to be class actions, and likewise are unable to predict the potential financial impact of these actions.

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

19.   COMMITMENTS AND CONTINGENT LIABILITIES

LP is obligated to purchase timber under certain cutting contracts that extend to 2009. LP’s best estimate of its commitment at current contract rates under these contracts at December 31, 2005 is approximately $18.6 million for approximately 226,300 million board feet of timber.

LP is primarily self-insured for workers’ compensation and employee health care liability costs. Self-insurance liabilities are determined actuarially based upon claims filed and estimated claims incurred but not yet reported. These claims are not discounted.

The Company and its subsidiaries lease certain manufacturing, warehousing and other plant sites and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.

At December 31, 2005, future minimum annual rent commitments are as follows:

Year ended December 31,	Dollar amounts in millions
2006	$8.0
2007	7.1
2008	5.9
2009	5.2
2010	5.1
2011 and after	12.1
Total	$43.4

As of December 31, 2005, LP has entered into several non-cancelable subleases for a portion of its former corporate headquarters in Portland, Oregon. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $8.2 million (in total for all years) due in the future. Rental expense for operating leases amounted to $25.5 million, $26.8 million and $30.6 million in 2005, 2004 and 2003.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. LP records accruals for those pre-closing obligations that are considered probable and estimable. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others,” LP is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 31, 2002. LP has not accrued any additional amounts as a result of the indemnity agreements summarized below as LP believes the fair value of the guarantees entered into after December 31, 2002 is not material.

•       In connection with various sales of LP’s timberlands, LP has agreed to indemnify various buyers with respect to losses resulting from breaches of limited representations and warranties contained in these agreements. These indemnities generally are capped at a maximum potential liability and have an unspecified duration.

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

•       In connection with the sale of LP’s particleboard mill at Missoula, Montana to Roseburg Forest Products Co. in 2003, LP provided a 5-year indemnity for unknown environmental claims, capped at the purchase price of $17.7 million with a $1 million deductible. This indemnification expires in February of 2008.

•       In connection with the sale of LP’s particleboard mill in Arcata, California to Hambro Forest Products in 2002, LP provided an uncapped 7-year indemnity for any claims arising out of the excess equipment. This indemnity will expire in July of 2009.

•       In connection with the sale of LP’s two inter-related interior hardboard facilities to Decorative Panels International Inc. in 2004, LP provided a 10-year indemnity for unknown environmental claims, capped at $4 million with a $0.3 million deductible. This indemnity will expire in May of 2014.

•       In connection with the sale by LP Canada Pulp Ltd (LPCP) of its pulp mill in Chetwynd, BC, Canada to Tembec, Ltd in October 2002, LP provided an indemnity of unspecified duration provided by LPCP for liabilities arising out of pre-closing operations. These indemnities, which do not extend to environmental liabilities, are capped at C$15 million in the aggregate.

•       In connection with the sale of LP’s sawmill in Gwinn, Michigan to Potlatch Corporation in 2005, LP provided a 2-year indemnity for breaches of limited representations and warranties contained in the agreement, capped at $2 million with a $0.2 million deductible. This indemnity will expire in May of 2007.

•       In connection with the sale of LP’s vinyl operations to KP Products in 2005, LP provided a 1-year indemnity for breaches of limited representations and warranties contained in the agreement, capped at $2.5 million with a $0.25 million deductible. This indemnity will expire in December of 2006.

•       LP also has various other indemnities that are individually and in the aggregate immaterial.

LP will record a liability related to specific indemnification when future payment is probable and the amount is estimable.

Additionally, LP offers warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the last two years is summarized in the following table.

	Year ended December 31,
	2005	2004
	Dollar amounts in millions
Beginning balance	$22.2	$21.0
Accrued to expense during the year	16.3	7.4
Payments made	(6.2)	(6.2)
Total warranty reserves	32.3	22.2
Current portion	(7.0)	(7.0)
Long term portion	$25.3	$15.2

The current portion of the warranty reserve is included in Accounts payable and accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets.

21.   SIGNIFICANT DISPOSITIONS

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

Due to its continuing financial interest in SPC, LP did not initially record the transaction as a sale, for accounting purposes. In compliance with SEC Staff Accounting Bulletin No. 30, “Accounting for Divestiture of a Subsidiary or Other Business Operation,” LP recorded the assets and the liabilities of SPC on LP’s balance sheet under the captions “Assets transferred under contractual arrangement” and “Liabilities transferred under contractual arrangement.” During 2003, due to significant changes in circumstance, LP recorded the sale and de-recognized these assets and liabilities under contractual obligation. Additionally, during 2003, SPC was forced into foreclosure by a significant creditor and subsequently was sold to another company. Due to this foreclosure, LP deemed the line of credit uncollectable and recorded a reserve for the then outstanding line of credit above the estimated value of the collateral. See Note 16 for further discussion. LP has been released from all liabilities associated with the pulp mill.

During 2003 and 2002, LP substantially sold its fee timberlands in various transactions. During 2003, LP recognized $118 million in gains on these sales. See Note 17 for discussion of these gains and Note 12 for a discussion of the associated off-balance sheet transaction.

Other significant dispositions, which LP recorded as discontinued operations, are discussed in Note 22 below.

22.   DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results, reduce its debt and increase financial flexibility. The plan involved divesting LP’s plywood, industrial panel, vinyl siding and lumber businesses, fee timber and timberlands, a wholesale operation and its distribution business.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. In 2005, LP completed the sale of two lumber facilities and vinyl operations. In 2004, LP completed the sale of two lumber facilities and two inter-related interior hardboard facilities. In 2003, LP completed the sale of six lumber facilities, an industrial panel facility and a veneer facility.

Revenues associated with the discontinued operations were $143.0 million, $263.9 million and $463.8 million for the years ended December 31, 2005, 2004 and 2003. Included in the loss on discontinued operations for the years ended December 31, 2005, 2004 and 2003 were impairment charges of $22.9 million, $6.7 million and $27.9 million to reduce the carrying values of assets to their estimated fair value less estimated costs to sell. Additionally, during 2005, LP recorded a gain of $5.7 million on the sale of a lumber mill and two previously closed facilities. During 2004, LP recorded a loss of $3.8 million on the sale of a lumber mill and two inter-related interior industrial panel facilities, a loss of $2.3 million on the settlement of an operating lease associated with a mill held for sale and a gain of $1.2 million related to long-term timber contracts. LP also recorded a gain of $3.7 million associated with the liquidation of certain LIFO inventories due to reduced log and lumber inventories at sites sold or closed. During 2003, LP recorded a gain of $8.4 million on sale of a portion of these assets including an industrial panel facility, a veneer facility and five lumber mills. LP also recorded a $2.5 million charge related to the curtailment expense on a defined benefit pension plan, a $2.5 million charge related to severance, a $0.9 million loss related to long-term timber contracts and a $15.0 million loss related to an operating lease associated with a mill that was held for sale.

Summarized balance sheet information for discontinued operations is as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
Inventory	$—	$19.6
Timber and timberlands	—	0.7
Property, plant and equipment	—	83.0
Accumulated depreciation	—	(32.1)
Net property, plant and equipment	—	50.9
Goodwill	—	3.1
Long-term assets of discontinued operations	—	54.7
Total assets of discontinued operations	$—	$74.3

23.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and minimum pension liability adjustments. The table below breaks down these balances, net of tax:

	Foreign currency translation adjustments	Minimum pension liability adjustments	Unrealized gain (loss) on derivative instruments	Other	Total
	Dollar amounts in millions
Balance at December 31, 2002	$(28.7)	$(45.2)	$1.0	$(0.2)	$(73.1)
Activity	4.4	(2.7)	0.1	0.1	1.9
Balance at December 31, 2003	(24.3)	(47.9)	1.1	(0.1)	(71.2)
Activity	2.2	0.6	0.7	(0.2)	3.3
Balance at December 31, 2004	(22.1)	(47.3)	1.8	(0.3)	(67.9)
Activity	6.7	0.8	(1.9)	0.1	5.7
Balance at December 31, 2005	$(15.4)	$(46.5)	$(0.1)	$(0.2)	$(62.2)

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of the assets into the functional currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The minimum pension liability adjustments included income tax expense of $0.7 million in 2005, $0.4 million in 2004 and income tax benefit of $1.8 million in 2003. The unrealized gain (loss) on derivatives included income tax benefit of $0.9 million in 2005 and income tax expense of $0.2 million in 2004.

24.   SEGMENT INFORMATION

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net, gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, translation gains and losses, interest and income taxes.

The OSB segment includes OSB products produced in North America. The siding segment includes (1) OSB—based siding products; (2) hardboard siding products; and (3) other hardboard products. The engineered wood products segment includes (1) laminated veneer lumber; (2) I-joists; (3) plywood; and (4) other related products.

Information about LP’s product segments is as follows:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
SALES BY BUSINESS SEGMENT
OSB	$1,560.4	$1,749.0	$1,335.6
Siding	453.5	430.7	407.5
Engineered Wood Products	431.4	399.4	295.0
Other products	163.7	161.6	164.1
Less: Intersegment sales	(10.1)	(10.0)	(33.5)
Total sales	$2,598.9	$2,730.7	$2,168.7
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$528.4	$829.7	$503.4
Siding	45.2	51.9	54.2
Engineered Wood Products	34.0	7.2	(1.5)
Other products	13.0	14.7	9.7
Other operating credits and charges, net	(6.5)	(28.7)	(15.2)
Gain (loss) on sales of and impairments of long-lived assets	(3.5)	(21.5)	118.2
General corporate and other expense, net	(88.3)	(104.1)	(101.8)
Loss on early extinguishment of debt	(0.5)	(41.5)	(1.5)
Translation gains (losses)	(1.4)	9.7	1.0
Investment income, net of interest expense	16.7	(19.7)	(54.6)
Income from continuing operations before taxes and cumulative effect of change in accounting principle	537.1	697.7	511.9
Provision for income taxes	61.3	277.5	231.2
Income from continuing operations before cumulative effect of change in accounting principle	$475.8	$420.2	$280.7
DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$87.7	$94.0	$78.4
Siding	16.2	15.0	14.9
Engineered Wood Products	14.7	16.6	15.7
Other products	9.0	7.2	10.7
Non-segment related	5.1	8.3	11.0
Total depreciation, amortization and cost of timber harvested	$132.7	$141.1	$130.7
CAPITAL EXPENDITURES
OSB	$65.1	$83.5	$54.9
Siding	41.8	22.2	10.7
Engineered Wood Products	21.6	3.8	1.1
Other products	19.2	17.5	12.2
Non-segment related	20.2	20.6	1.5
Discontinued operations	5.8	0.1	6.2
Total capital expenditures	$173.7	$147.7	$86.6

Information concerning identifiable assets by segment is as follows:

	December 31,
	2005	2004
	Dollar amounts in millions
IDENTIFIABLE ASSETS
OSB	$912.7	$953.7
Siding	220.8	285.6
Engineered Wood Products	153.3	143.2
Other products	312.3	205.8
Discontinued operations	—	40.0
Non-segment related	1,998.9	1,822.3
Total assets	$3,598.0	$3,450.6

Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets and other items.

Export sales are primarily to customers in Asia and Europe. Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
	2005	2004	2003
	Dollar amounts in millions
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
U.S.	$2,150	$2,242	$1,791
Canada and other	955	1,032	778
Intersegment sales to U.S.	(506)	(543)	(400)
Total Sales	$2,599	$2,731	$2,169
Export sales (included in above)	$23	$25	$13
Operating profit (loss)
U.S.	$417	$550	$376
Canada and other	205	351	191
Other operating credits and charges, net and gain (loss) on sales of and impairments of long lived assets	(10)	(50)	103
General corporate expense, loss on extinguishment of debt, translation gains (losses) and interest, net	(75)	(153)	(158)
	537	698	512
Provision for income taxes	61	278	231
Income from continuing operations before cumulative effect of change in accounting principle	$476	$420	$281
Identifiable tangible long-lived assets
U.S.	$442	$434	$435
Canada and other	436	467	508
Total assets	$878	$901	$943

The amounts included in the tables above for Canada and other are primarily related to Canada.

25.   HEADQUARTERS RELOCATION

On September 30, 2003, LP announced that it would relocate its corporate headquarters to Nashville, Tennessee. The transition associated with this relocation was completed during 2005, and involved the consolidation of most of LP’s management and leadership positions from several offices to its new headquarters. The move resulted in LP’s corporate headquarters being closer to the company’s production facilities, customers and shareholders. During 2005 and 2004, LP incurred $2.8 million and $12.5 million in severance, relocation, moving and recruitment expenses. Additionally, LP incurred $15.5 million in capital expenditures related to the relocation of the headquarters and related facilities in 2005 and 2004.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
	2005	2004	2005	2004	2005	2004	2005	2004
	(Dollar amounts in millions, except per share)
QUARTERLY DATA
Net sales	$661.4	$673.8	$692.0	$790.2	$621.3	$702.2	$624.2	$564.5
Gross profit(1)	202.9	282.5	196.1	342.2	142.2	235.7	141.7	94.9
Income from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	165.0	171.5	159.5	292.9	108.9	177.9	103.0	51.6
Income from continuing operations before cumulative effect of change in accounting principle	105.4	109.4	104.4	188.2	174.6	105.5	91.4	17.1
Net income	$101.7	$106.4	$100.3	$192.5	$168.2	$108.1	$85.3	$13.7
Income from continuing operations before cumulative effect of change in accounting principle per share—basic	$0.95	$1.02	$0.94	$1.73	$1.61	$0.96	$0.87	$0.17
Income from continuing operations before cumulative effect of change in accounting principle per share—diluted	$0.95	$1.01	$0.94	$1.71	$1.59	$0.95	$0.86	$0.17
Net income per share—basic	$0.92	$0.99	$0.90	$1.77	$1.54	$0.99	$0.82	$0.13
Net income per share—diluted	$0.91	$0.98	$0.90	$1.75	$1.53	$0.98	$0.81	$0.13
Cash dividends per share	$0.10	$0.05	$0.125	$0.075	$0.125	$0.075	$0.125	$0.10
SALES BY SEGMENT:
OSB	$416.2	$456.6	$403.9	$535.9	$353.0	$436.3	$387.3	$320.2
Siding	95.4	97.5	125.2	113.8	129.1	115.3	103.8	104.3
Engineered wood products	109.3	79.5	120.5	103.6	100.9	114.6	100.7	102.8
Other products	42.8	44.0	45.6	37.6	40.1	40.0	35.2	38.6
Less intersegment sales	(2.3)	(3.8)	(3.2)	(0.7)	(1.8)	(4.0)	(2.8)	(1.5)
Total net sales	$661.4	$673.8	$692.0	$790.2	$621.3	$702.2	$624.2	$564.4
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$171.3	$253.6	$146.6	$309.1	$98.6	$199.1	$111.9	$67.9
Siding	7.0	11.3	16.4	16.4	17.1	17.2	4.7	7.0
Engineered wood products	5.6	(0.9)	12.1	0.7	7.9	3.6	8.4	3.8
Other products	5.5	3.5	5.2	3.1	1.4	3.4	0.9	4.7
Other operating credits and charges, net	0.3	(6.7)	(1.4)	(2.4)	(0.3)	(15.5)	(5.1)	(4.1)
Gain (loss) on sale of and impairment of long-lived assets	0.2	(12.8)	0.7	(0.2)	(2.3)	(2.7)	(2.1)	(5.8)
General corporate and other expenses, net	(23.4)	(26.0)	(20.2)	(26.8)	(20.9)	(25.2)	(23.8)	(26.1)
Loss on early debt extinguishment	—	(40.0)	—	(1.3)	—	(0.2)	(0.5)	—
Translation gains (losses)	(0.6)	(0.3)	(1.4)	1.4	0.4	1.8	0.2	6.8
Investment income, net of interest expense	(0.2)	(9.7)	1.6	(6.4)	5.7	(3.1)	9.6	(0.5)
Income from operations before taxes and cumulative effect of change in accounting principle	165.7	172.0	159.6	293.6	107.6	178.4	104.2	53.7
Provision (benefit) for income taxes	60.3	62.6	55.2	105.4	(67.0)	72.9	12.8	36.6
Income from continuing operations before cumulative effect of change in accounting principle	$105.4	$109.4	$104.4	$188.2	$174.6	$105.5	$91.4	$17.1

(1)             Gross profit is income before selling and administrative expenses, other operating credits and charges, net, gain (loss) on sale of or impairment of long-lived assets, net, loss on early debt extinguishment, translation, interest, taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle.

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

In the fourth quarter of 2005, LP recorded a charge of $0.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee, a charge of $1.2 million for environmental related reserves associated with a facility that was previously held for sale, a gain of $3.0 million associated with the reversion of undisbursed settlement funds and a charge of $7.0 million for product related warranty reserves associated with products that LP no longer manufactures.

In the first quarter of 2004, LP recorded a gain of $1.7 million associated with a reduction in environmental reserves in relation to its former Alaska operations, a charge of $6.0 million for an increase in litigation reserves due to an adverse court ruling and a charge of $2.0 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the second quarter of 2004, LP recorded a charge of $2.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the third quarter of 2004, LP recorded a charge of $5.1 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee; a charge of $10.7 million associated with certain compensation arrangements impacted by Mr. Suwyn’s retirement and a gain of $0.4 million associated with a reduction environmental reserves in relation to its former Alaska operations.

In the fourth quarter of 2004, LP recorded a charge of $2.4 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee, a charge of $2.4 million associated with certain compensation arrangements impacted by Mr. Suwyn’s retirement and a gain of $0.6 million associated with a reduction in environmental reserves in relation to its former Alaska operations.

See Note 16 for further discussion on the credits and charges mentioned above.

Included in gain (loss) on sale of and impairment of long-lived assets for continuing operations are the following:

In the second quarter of 2005, LP reversed $1.2 million of the impairment recorded in the first quarter of 2004 due to management’s decision to continue to retain and operate certain timber tenure rights previously classified as discontinued operations.

In the third quarter of 2005, LP recorded an impairment charge of $1.4 million associated with land and buildings previously held for sale.

In the fourth quarter of 2005, LP recorded a loss of $1.7 million on impairment of fixed assets no longer used in the production process.

In the first quarter of 2004, LP recorded a loss of $9.7 million on the cancellation of a capital project to build a veneer mill in British Columbia and a charge of $3.2 million for impairment of timber rights associated with a cedar mill in British Columbia, Canada to reduce the book value to the estimated realizable sales value.

In the third quarter of 2004, LP recorded a loss of $2.8 million on a non-operating OSB mill and $0.5 million of additional expense associated with the cancellation of a capital project to build a veneer mill in British Columbia to reduce the values to the net realizable sale price for these assets and a gain of $0.6 million associated with the sale of certain other assets.

In the fourth quarter of 2004, LP recorded a loss of $4.7 million on the write-off of capitalized interest associated with facilities which were sold or closed in prior years and a loss of $1.1 million associated with the sale of certain other assets.

See Note 17 for further discussion on the gains and losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.   Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s consolidated financial statements and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation
Nashville, TN

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Louisiana-Pacific Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 7, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

DELOITTE & TOUCHE LLP
Nashville, TN
March 7, 2006

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement filed by LP for its 2005 annual meeting of stockholders (the “2005 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement.

Information regarding each of LP’s executive officers as of March 7, 2006, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	54	Chief Executive Officer
Curtis M. Stevens	53	Executive Vice President, Administration and Chief Financial Officer
Harold Stanton	55	Executive Vice President, Specialty Products and Sales
Jeff Wagner	51	Vice President, OSB

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

Harold Stanton has been Executive Vice President, Specialty Products and Sales since November 2004. He served as Vice President of OSB from 2002 to 2004 and previously served as general manager of LP’s industrial panels business.

Jeff Wagner has been Vice President of OSB since November 2004. He served as Vice President, Forest Resources, Supply Management and Logistics from 2003 to 2004. Previously, Mr. Wagner served as Director of Supply Management.

In January 2004, the Board adopted a Code of Ethics applicable to LP’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is disclosed at LP’s website at www.lpcorp.com.

In January 2005, the Board adopted revised charters for the Nominating Committee and the Compensation Committee and also adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, each of which is disclosed at LP’s website at www.lpcorp.com.

ITEM 11.   Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation Committee—Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Retirement Benefits,” “Directors’ Compensation,” and “Agreements with Executive Officers” in the 2005 Proxy Statement.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2005 Proxy Statement.

ITEM 13.   Certain Relationships and Related Transactions

None.

ITEM 14.   Principal Accountant Fees and Services

Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2005 Proxy Statement. In January 2005, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

A.   Financial Statements and Financial Statement Schedules

The following financial statements of LP are included in this report:

Consolidated Balance Sheets—December 31, 2005, and 2004.

Consolidated Statements of Income—years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows—years ended December 31, 2005, 2004, 2003.

Consolidated Statements of Stockholders’ Equity—years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Comprehensive Income—years ended December 31, 2005, 2004 and 2003.

Notes to the Financial Statements.

Report of Independent Registered Public Accounting Firm.

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

Date: March 7, 2006	LOUISIANA-PACIFIC CORPORATION (Registrant)
/s/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President, Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title
March 7, 2006	/s/ RICHARD W. FROST
Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)
March 7, 2006	/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration and Chief Financial Officer (Principal Financial Officer)
March 7, 2006	/s/ RUSSELL S. PATTEE
Russell S. Pattee Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
March 7, 2006	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board
March 7, 2006	/s/ COLIN D.WATSON
Colin D.Watson Director

March 7, 2006	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director
March 7, 2006	/s/ PAUL W. HANSEN
Paul W. Hansen Director
March 7, 2006	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director
March 7, 2006	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director
March 7, 2006	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director
March 7, 2006	/s/ JOHN C. KERR
John C. Kerr Director

EXHIBIT INDEX

On written request, Louisiana-Pacific Corporation (LP) will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP’s costs of copying such exhibit plus postage. Any such request should be sent to: Louisiana-Pacific Corporation, 414 Union Street, Suite 2000, Nashville, TN 37219.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3(a) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
3.2	Bylaws of LP, as amended and restated effective June 24, 2005. Incorporated herein by reference to Exhibit 3.2 to LP’s Current Report on Form 8-K dated June 24, 2005.
4.1

Rights Agreement, dated as of May 26, 1998, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 1 to LP’s Registration Statement on Form 8-A filed May 26, 1998.

4.1(a)

Amendment to Rights Agreement, dated as of October 17, 2001, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 4.2(a) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

4.3

Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A.). Incorporated herein by reference to Exhibit 4.2(a) to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

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

4.3(d)

Fourth Supplemental Indenture, dated March 25, 2004, between LP and J.P. Morgan Trust Company N.A. (formerly Bank One Trust Company, N.A.), as trustee. Incorporated herein by reference to Exhibit 4.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

10.2(c)

Letter Agreement amending 2001 LP Canada Credit Agreement, dated November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(c) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

10.2(d)

Letter Agreement amending 2001 LP Canada Credit Agreement, dated January 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(d) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

10.2(e)

Letter Agreement amending 2001 LP Canada Credit Agreement, dated February 24, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(e) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

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

10.2(i)

Third Amended and Restated Credit Agreement, dated for reference December 20, 2004, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(i) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

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

10.3(b)

Limited Waiver of Credit and Security Agreement and Limited Waiver of and Second Amendment to Receivables Sales Agreement, dated as of July 23, 2002, among LP Receivables Corporation, Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation. Incorporated herein by reference to Exhibit 10.5 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

10.4(c)

Third Amendment to the Credit and Security Agreement, dated November 12, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto incorporated by reference to Exhibit 10.4(c) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

10.4(d)

Fourth Amendment to the Credit and Security Agreement, dated November 14, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto incorporated by reference to Exhibit 10.4(d) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

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

10.10

1992 Non-Employee Director Stock Option Plan (restated as of May 3, 2004) and Related Forms of Option Agreements. Incorporated herein by reference to Appendix D to LP’s Proxy Statement dated March 23, 2004.*

10.11	1997 Incentive Stock Award Plan, as restated as of May 3, 2004. Incorporated herein by reference to Appendix B to LP’s Proxy Statement dated March 23, 2004.*
10.11(a)	Form of Award Agreement for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10. 1 to LP Current Report on Form 8-K dated February 4, 2005.*
10.11(b)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.3 to LP Current Report on Form 8-K dated February 4, 2005.*
10.11(c)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock. Incorporated herein by reference to Exhibit 10.2 to L-P Current Report on Form 8-K dated February 4, 2005.*
10.11(d)

Form of Award Agreement under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated February 2, 2006.*

10.12	Annual Cash Incentive Award Plan, as amended and restated as of January 1, 2001. Incorporated herein by reference to Appendix E to LP’s Proxy Statement dated March 23, 2004.*
10.13

Supplemental Executive Retirement Plan, as amended and restated as of September 1, 2004. Incorporated herein by reference to Exhibit 10.4 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.15	2000 Non-Employee Director Restricted Stock Plan, as amended and restated March 3, 2004. Incorporate by reference to Appendix c to LP’s Proxy Statement dated March 23, 2004.*
10.16

Employment Agreement, dated January 2, 1996, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.L to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.16(a)

Amendment to Employment Agreement dated February 1, 2003, between LP and Mark A. Suwyn. Incorporated herein by reference to Exhibit 10.17 (a) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10.18

Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.19

Form of Change of Control Employment Agreement between LP and each of Curtis M. Stevens, Richard W. Frost, Joseph B. Kastelic, J. Keith Matheney, Michael J. Tull, Walter M. Wirfs, Jeff Duncan, Jr., W. Lee Kuhre and M. Ward Hubbell. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.*

10.20

Change of Control Employment Agreement, dated as of February 2, 2005, between LP and Jeffery Wagner. Incorporated by reference to Exhibit 10.2 to LP’s Current Report on Form 8-K dated August 30, 2004*.

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

10.23	Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003. Incorporated herein by reference to Exhibit 10.22 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
21	List of LP’s subsidiaries incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.
23	Consent of Deloitte & Touche LLP.
10.24

2005 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005. Incorporated herein by reference to Exhibit 10.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

10.25	Master Confirmation entered into by LP and Goldman Sachs on August 24, 2005. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated August 24, 2005.
10.26	Supplemental Confirmation entered into by LP and Goldman Sachs on August 24, 2005. Incorporated herein by reference to Exhibit 10.2 to LP’s Current Report on Form 8-K dated August 24, 2005.
10.27

Credit Agreement, dated December 21, 2005, among Louisiana-Pacific Limited Partnership and Louisiana-Pacific Canada Ltd., as Borrowers, Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated December 21, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.