Form 10-Q
period 2006-03-31
LOUISIANA-PACIFIC CORP
filed 2006-05-08
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2006

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 106,195,440 shares of Common Stock, $1 par value, outstanding as of May 5, 2006.

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

The following statements are or may constitute forward-looking statements:  (1) statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “potential,” “continue” or “future” or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion and other growth initiatives and the adequacy of reserves for loss contingencies.

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

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended March 31,
	2006	2005

Net Sales	$678.3	$661.4
OPERATING COSTS AND EXPENSES
Cost of sales	485.5	425.6
Depreciation, amortization and cost of timber harvested	34.5	32.9
Selling and administrative	42.0	37.6
Gain on sale or impairment of long-lived assets	(0.1)	(0.2)
Other operating credits and charges, net	0.1	(0.3)
Total operating costs and expenses	562.0	495.6

Income from operations	116.3	165.8

NON-OPERATING INCOME (EXPENSE)
Foreign currency exchange gain (loss)	2.1	(0.6)
Interest expense, net of capitalized interest	(13.4)	(15.7)
Investment income	23.0	15.5
Total non-operating income (expense)	11.7	(0.8)

Income before taxes and equity in earnings of unconsolidated affiliates	128.0	165.0
Provision for income taxes	44.3	60.3
Equity in earnings of unconsolidated affiliates	(1.2)	(0.7)

Income from continuing operations	84.9	105.4

DISCONTINUED OPERATIONS
Loss from discontinued operations before taxes	(2.0)	(6.0)
Income tax benefit	(0.8)	(2.3)
Loss from discontinued operations	(1.2)	(3.7)

Net income	$83.7	$101.7

Net income per share of common stock (basic):
Income from continuing operations	$0.80	$0.95
Loss from discontinued operations	(0.01)	(0.03)
Net income per share - basic	$0.79	$0.92

Net income per share of common stock (diluted):
Income from continuing operations	$0.80	$0.95
Loss from discontinued operations	(0.01)	(0.04)
Net income per share - diluted	$0.79	$0.91

Cash dividends per share of common stock	$0.15	$0.10

Average shares of stock outstanding - basic	105.8	110.5
Average shares of stock outstanding - diluted	106.4	111.3

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$698.1	$607.6
Short-term investments	612.6	717.3
Receivables, net	177.2	146.8
Inventories	280.3	240.3
Prepaid expenses and other current assets	7.3	14.4
Deferred income taxes	4.9	—
Current portion of notes receivable from asset sales	70.8	70.8
Total current assets	1,851.2	1,797.2

Timber and timberlands	92.7	92.9

Property, plant and equipment	1,877.1	1,848.9
Accumulated depreciation	(1,096.7)	(1,065.6)
Net property, plant and equipment	780.4	783.3

Goodwill, net of amortization	273.5	273.5
Notes receivable from asset sales	333.0	333.0
Long-term investments	22.7	13.5
Restricted cash	40.1	55.6
Investments in and advances to affiliates	216.5	211.0
Other assets	37.8	38.0
Total assets	$3,647.9	$3,598.0

LIABILITIES AND EQUITY
Current portion of long-term debt	$0.7	$18.9
Current portion of limited recourse notes payable	69.7	69.7
Accounts payable and accrued liabilities	244.7	245.5
Current portion of contingency reserves	12.0	12.0
Total current liabilities	327.1	346.1

Long-term debt, excluding current portion:
Limited recourse notes payable	326.8	326.8
Other long-term debt	407.2	408.0
Total long-term debt, excluding current portion	734.0	734.8

Contingency reserves, excluding current portion	26.8	31.4
Other long-term liabilities	67.3	65.8
Deferred income taxes	376.4	377.0
Commitments and contingencies
Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	432.7	435.5
Retained earnings	1,877.5	1,809.7
Treasury stock	(245.7)	(257.0)
Accumulated comprehensive loss	(65.1)	(62.2)
Total stockholders’ equity	2,116.3	2,042.9
Total liabilities and equity	$3,647.9	$3,598.0

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS)

(UNAUDITED)

	Quarter Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83.7	$101.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	34.5	33.3
Earnings of unconsolidated affiliates	(1.2)	(0.7)
(Gain) loss on sale or impairment of long-lived assets	(0.1)	0.3
Stock-based compensation expense related to stock plans	1.5	0.4
Excess tax benefits from stock-based compensation	(2.5)	—
Tax effect of exercise of stock options	—	2.6
Exchange (gain) loss on remeasurement	(0.2)	2.6
Cash settlement of contingencies, net	(4.5)	(2.1)
Cumulative translation adjustment and other	0.8	(3.7)
Increase in receivables	(30.6)	(36.7)
Increase in inventories	(41.2)	(55.3)
Decrease in prepaid expenses	7.1	5.5
Increase in accounts payable and accrued liabilities	8.3	3.0
Increase (decrease) in deferred income taxes	(7.4)	14.8
Net cash provided by operating activities	48.2	65.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(37.6)	(20.8)
Investments in and advances to joint ventures	(4.4)	(23.6)
Cash paid for purchase of investments	(2,325.1)	(1,159.2)
Proceeds of sales of investments	2,421.9	1,172.4
Decrease (increase) in restricted cash under letters of credit requirements	15.5	(0.6)
Other investing activities, net	0.3	(0.7)
Net cash provided by (used in) investing activities	70.6	(32.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20.0)	—
Sale of common stock under equity plans	4.6	8.4
Payment of cash dividends	(15.9)	(11.0)
Excess tax benefits from stock-based compensation	2.5	—
Net cash used in financing activities	(28.8)	(2.6)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.5	(0.9)

Net increase in cash and cash equivalents	90.5	29.7
Cash and cash equivalents at beginning of period	607.6	544.7

Cash and cash equivalents at end of period	$698.1	$574.4

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2005	116.9	$116.9	11.2	$(257.0)	$435.5	$1,809.7	$(62.2)	$2,042.9

Net income	—	—	—	—	—	83.7	—	83.7
Issuance of shares for employee stock plans	—	—	(0.5)	11.3	(6.6)	—	—	4.7
Purchase of shares for treasury	—	—	0.1	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1.3	—	—	1.3
Tax benefits of stock-based compensation	—	—	—	—	2.5	—	—	2.5
Cash dividends	—	—	—	—	—	(15.9)	—	(15.9)
Other comprehensive loss	—	—	—	—	—	—	(2.9)	(2.9)

Balance, March 31, 2006	116.9	$116.9	10.8	$(245.7)	$432.7	$1,877.5	$(65.1)	$2,116.3

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2006	2005

Net income	$83.7	$101.7

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(3.2)	0.4
Unrealized gain on marketable securities	—	0.1
Unrealized gain on derivative financial instruments	0.3	0.4
Other comprehensive (loss) income, net of tax	(2.9)	0.9

Comprehensive income	$80.8	$102.6

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 7) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation

Effective January 1, 2006, LP adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123R, LP recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. LP has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion of stock-based compensation.

NOTE 2 – STOCK BASED COMPENSATION

At March 31, 2006, LP has stock based employee compensation plans as described below. The total compensation expense related to these plans was $1.4 million for the quarter ended March 31, 2006. Prior to January 1, 2006, LP accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, LP generally recognized compensation expense only when it modified stock option terms (as required by Financial Interpretation No. 44 (“FIN 44”)) or granted restricted stock units or restricted stock. Any resulting expense was recognized ratably over the associated service period, which was generally the vesting term of the award.

Prior to January 1, 2006, LP provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the first quarter of 2006 includes compensation expense for all stock based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for the first quarter of 2006 based on its historical experience during the preceding two fiscal years.

As a result of adopting SFAS 123R, income before income taxes and net income for the quarter ended

March 31, 2006 was $0.9 million and $0.5 million lower than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the quarter ended March 31, 2006 was a decrease of $0.01 per share. In addition, prior to the adoption of SFAS 123R, LP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The following table illustrates the effect (in millions, except per share amounts) on net income and basic and diluted earnings per share if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in the quarter ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended March 31, 2005: a risk free interest rate of 3.8%; an expected volatility factor for the market price of the Company’s common stock of 51.8%; a dividend yield of 1.6%; and an expected life of 4 years. The weighted-average estimated fair value of the options granted during the quarter ended March 31, 2005 was $10.62.

Dollar amounts in millions, except per share amounts	Quarter Ended March 31, 2005

Net income, as reported	$101.7
Add: Stock-based employee compensation included in reported net income, net of related income tax effects	0.3

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)
Pro forma net income	$101.3

Net income per share—basic, as reported	$0.92
Net income per share— diluted, as reported	$0.91

Net income per share—basic, pro forma	$0.92
Net income per share— diluted, pro forma	$0.91

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. The options and SSARs become exercisable over three years and expire ten years after the date of grant. At March 31, 2006, 7,859,869 shares were available under the current stock award plans for stock-based awards. For the quarter ended March 31, 2006, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk free interest rate of 4.5%; an expected volatility factor for the market price of the Company’s common stock of 45.1% (based upon historical volatility over the expected life); a dividend yield of 1.9%; and an expected life of 4 years (based upon historical experience). The weighted-average fair value of each option granted during the quarter ended March 31, 2006 was $10.26.

The following table summarizes stock options and stock settled stock appreciation rights outstanding as of March 31, 2006 as well as activity during the three months then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
				(in millions)

Outstanding options
Options outstanding at January 1, 2006	2,135	$16.89
Options granted	561	$28.68
Options exercised	(423)	$10.91
Options cancelled	(2)	$22.86

Options outstanding at March 31, 2006	2,271	$20.92	6.95	$15.2

Vested and expected to vest at March 31, 2006	2,264	$20.90	6.95	$15.2

Options exercisable at March 31, 2006	1,387	$16.79	5.42	$14.5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2006. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange. Total intrinsic value of options exercised for the quarter ended March 31, 2006 was $7.2 million.

As of March 31, 2006, there was $8.3 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.6 years.

Cash received from option exercises for the first quarter of 2006 was $4.6 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $2.5 million for the quarter.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to selected senior executives and board members as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants. For the remaining awards related to 2004, if LP’s stock trades at or above $29.78 per share for five consecutive days prior to the end of the five-year period, the remaining awards will automatically vest. The 2005 and 2006 awards vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first quarter of 2006 of $0.2 million. As of March 31, 2006, there was $2.8 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over the next 2.5 years.

The following table summarizes incentive share awards outstanding as of March 31, 2006 as well as activity during the three months then ended.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
				(in millions)

Incentive share awards outstanding at January 1, 2006	95,701	$—
Incentive shares awards granted	51,850	$—
Incentive share awards vested	0	$—
Incentive share awards cancelled	(1,060)	$—

Incentive share awards outstanding at March 31, 2006	146,491	$—	2.48	$4.0
Vested and expected to vest at March 31, 2006	146,491	$—	2.48	$4.0
Incentive share awards exercisable at March 31, 2006	0	$—	0	$—

Restricted Stock

Beginning in 2005, LP began granting restricted stock to certain key executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. As of March 31, 2006, there was $2.9 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 2.4 years.

The following table summarizes the restricted stock outstanding as of March 31, 2006 as well as activity during the three months then ended.

	Quarter Ended March 31, 2006
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted shares
Restricted stock awards outstanding at January 1, 2006	65,600	$27.04
Restricted stock awards granted	66,650	$28.90
Restrictions lapsing	—	—
Restricted stock awards cancelled	—	—

Restricted stock awards at March 31, 2006	132,250	$27.98

LP recorded compensation expense related to these awards in the first quarter of 2006 of $0.3 million.

In accordance with LP’s 2000 Non-employee Director Stock Plan, LP annually grants to each director restricted stock or restricted stock units with a fair market value equal to $30,000. As of March 31, 2006, LP has 47,033 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2006 related to these grants was $0.03 million.

NOTE 3 – EARNINGS PER SHARE

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, SSARs, restricted stock units and restricted common stock.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Dollar and share amounts in millions, except per	Quarter Ended March 31,
share amounts	2006	2005

Numerator:
Income attributed to common shares:
Income from continuing operations	$84.9	$105.4
Loss from discontinued operations	(1.2)	(3.7)
Net income	$83.7	$101.7

Denominator:
Basic - weighted-average common shares outstanding	105.8	110.5
Dilutive effect of employee stock plans	0.6	0.8
Diluted shares outstanding	106.4	111.3

Basic earnings per share:
Income from continuing operations	$0.80	$0.95
Loss from discontinued operations	(0.01)	(0.03)
Net income per share	$0.79	$0.92

Diluted earnings per share:
Income from continuing operations	$0.80	$0.95
Loss from discontinued operations	(0.01)	(0.04)
Net income per share	$0.79	$0.91

Stock options to purchase approximately 0.7 million shares at March 31, 2006 and 0.2 million shares at March 31, 2005 were considered anti-dilutive or not in-the-money for purposes of LP’s earnings per share calculation.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions

	March 31, 2006	December 31, 2005

Logs	$98.7	$76.3
Other raw materials	37.3	38.8
Finished products	140.8	120.7
Supplies	7.4	8.4
LIFO reserve	(3.9)	(3.9)
Total	$280.3	$240.3

NOTE 5 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At March 31, 2006, LP had no operations classified as discontinued. For the first three months of 2006, the loss from discontinued operations relates to residual charges from previously discontinued operations. For the first three months of 2005, LP’s discontinued operations included two lumber mills and its vinyl operations.

Sales and income (loss) for these businesses are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2006	2005

Sales	$(0.7)	$38.0

Loss from discontinued operations, net of tax	$(1.2)	$(3.7)

In the first quarter of 2005, LP recorded a loss of $3.3 million related to severance charges associated with a cedar manufacturing facility in British Columbia.

NOTE 6 – INCOME TAXES

Accounting standards require that the estimated effective income tax rate (based on estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. For the quarters ended March 31, 2006 and March 31, 2005, the primary differences between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relate to foreign income taxed at lower effective rates, the company’s foreign debt structure and state income taxes.

The components and associated estimated effective income tax rates applied to the quarters ended March 31 are as follows:

	Quarter Ended March 31,
	2006		2005
Dollar amounts in millions	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$44.3	34%	$60.3	36%
Discontinued operations	(0.8)	39%	(2.3)	39%
	$43.5	34%	$58.0	36%

NOTE 7 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarters ended March 31 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2006	2005
Recovery on loss associated with Samoa pulp mill	$—	$0.9
Charges associated with corporate relocation	(0.1)	(0.6)
	$(0.1)	$0.3

In the first quarter of 2006, LP recorded a charge of $0.1 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the first quarter of 2005, LP recorded a gain of $0.9 million associated with the recovery of a previous loss associated with the sale of the Samoa, California pulp mill and a charge of $0.6 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

NOTE 8 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are accounted for under both the equity method and the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions

	March 31, 2006	December 31, 2005

Investments accounted for under the equity method	$172.0	$166.5
Investments accounted for under the cost method	44.5	44.5
Total	$216.5	$211.0

At March 31, 2006, LP’s significant equity method investees, its approximate ownership interest and principal business activity in each investee were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products
Abitibi – LP	50%	Established to construct and operate jointly owned I-Joist facilities in Eastern Canada
Canfor – LP	50%	Established to construct and jointly operate an OSB facility in British Columbia, Canada

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarter ended March 31, 2006, LP sold $8.9 million of products to Abitibi-LP and purchased $23.6 million of I-joist from Abitibi-LP and purchased $16.7 million of OSB from Canfor-LP. For the quarter ended March 31, 2005, LP sold $5.8 million of products to Abitibi-LP and purchased $18.1 million of I-joist from Abitibi-LP. LP did not purchase OSB from Canfor-LP during the first quarter of 2005 as the mill was not yet operational.

NOTE 9 – LEGAL AND ENVIRONMENTAL MATTERS

The description of certain legal and environmental matters involving LP set forth in Part II of this report under the caption “Legal Proceedings” is incorporated herein by reference.

NOTE 10 – SELECTED SEGMENT DATA

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2005.

	Quarter Ended March 31,
Dollar amounts in millions	2006	2005	% change

Net sales:
OSB	$397.6	$416.2	(4)
Siding	120.7	95.4	27
Engineered Wood Products	112.4	109.3	3
Other	47.6	42.8	11
Less: Intersegment sales	—	(2.3)	(100)
	$678.3	$661.4	3

Operating profit (loss):
OSB	$111.0	$171.3	(35)
Siding	18.6	7.0	166
Engineered Wood Products	11.3	5.6	102
Other	5.4	5.5	(2)
Other operating credits and charges, net	(0.1)	0.3	(133)
Gain (loss) on sale or impairment of long-lived assets	0.1	0.2	(50)
General corporate and other expenses, net	(28.8)	(23.4)	(23)
Foreign currency exchange gain (loss)	2.1	(0.6)	450
Investment income (interest expense), net	9.6	(0.2)	4900
Income from operations before taxes	129.2	165.7
Provision for income taxes	44.3	60.3
Income from continuing operations	$84.9	$105.4	(19)

NOTE 11 – POTENTIAL IMPAIRMENTS

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

NOTE 12 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	March 31, 2006	December 31, 2005

Environmental reserves	$8.3	$10.1
Hardboard siding reserves	28.5	31.0
Other reserves	2.0	2.3
Total contingency reserves	38.8	43.4
Current portion of contingency reserves	(12.0)	(12.0)
Long-term portion of contingency reserves	$26.8	$31.4

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with products manufactured that were the subject of a nationwide class action lawsuit. This settlement agreement relates to a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 and was approved by the applicable courts in 2000. This settlement is discussed in detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 13 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarters ended March 31, 2006 and 2005. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2006	2005

Service cost	$2.5	$2.5
Interest cost	3.9	3.7
Expected return on plan assets	(4.6)	(3.9)
Amortization of prior service cost and transition assets	0.3	0.2
Recognized net actuarial loss	1.9	1.4
Net periodic pension cost	$4.0	$3.9

Through March 31, 2006, LP recognized $4.0 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $12.0 million of pension expense in the remainder of 2006 for a total of $16.0 million.

Through March 31, 2006, LP made $1 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates contributing an additional $17 to $19 million to fund LP’s defined benefit plans in the remainder of 2006 for a total of $18 to $20 million.

NOTE 14 - GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 20 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of LP’s guarantees and indemnifications.

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first three months of 2006 and 2005 are summarized in the following table:

Dollar amounts in millions	March 31, 2006	March 31, 2005

Beginning balance, December 31,	$32.3	$22.2
Accrued to expense	2.0	1.3
Payments made	(2.4)	(1.9)
Total warranty reserves	31.9	21.6
Current portion of warranty reserves	(7.0)	(7.0)
Long-term portion of warranty reserves	$24.9	$14.6

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and we have a modest export business for some of our specialty building products. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate a facility in Chile.

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for more than 58% of sales during the quarter ended March 31, 2006 and more than 63% of sales in the quarter ended March 31, 2005.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future. During the first three months of 2006, commodity OSB prices moderated compared to the same period in the prior year.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

LP’s significant accounting policies are discussed in Note 1 of Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2005. The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas. While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $3.9 million higher if the LIFO inventories were valued at average cost as of March 31, 2006.

Property, plant and equipment. We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

SIGNIFICANT ACCOUNTING ESTIMATES AND JUDGMENTS

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2006, these significant accounting estimates and judgments include:

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2006, we excluded from our estimates approximately $1.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value, which is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated selling costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require an impairment charge. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2006, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Pension Plans.  Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP.  We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 13 of the Notes to the financial statements included in item 8 of LP’s Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Our net income for the first quarter of 2006 was $83.7 million, or $0.79 per diluted share, on sales from continuing operations of $678.3 million, compared to the first quarter 2005 net income of $101.7 million, or $0.91 per diluted share, on sales from continuing operations of $661.4 million. For the first quarter of 2006, income from continuing operations was $84.9 million, or $0.80 per diluted share, compared to income from continuing operations of $105.4 million, or $0.95 per diluted share, for the first quarter of 2005.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises other products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added (roof sheathing and flooring) OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2006	2005	Change
Net sales	$397.6	$416.2	-4%
Operating profits	$111.0	$171.3	-35%
Depreciation, amortization and cost of timber harvested	$21.9	$22.1

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 are as follows:

	Quarter Ended March 31, 2006 versus 2005
	Average Net Selling Price	Unit Shipments

Commodity OSB	(18)%	14%

OSB prices declined for the first quarter of 2006 as compared to the corresponding period of 2005. The reduction in selling price accounted for a decrease in net sales and operating profits of approximately $72 million. The increased sales volume accounted for an increase in sales of approximately $54 million and an increase in operating profit of approximately $16 million. The increase in sales volume was driven largely by higher production and improved yields at our existing manufacturing plants and the start-up volumes from our Peace Valley joint venture with Canfor Corporation, for which we serve as the North American distributor of this production.

Compared to the first quarter of 2005, the primary factor, along with the reduced sales price, for decreased operating profits was lower sales discussed above. Additionally, we incurred higher costs, including a significant increase in petroleum based raw materials and energy, which was offset by an improvement in both the cost and yield of wood fiber and higher sales volumes. Compared to the same period in 2005, resin costs per unit increased 11%, utilities costs increased 30% and wood fiber cost declined by 7% due to a combination of lower raw material costs and improved yields.

SIDING

Our siding segment produces and markets composite wood siding and related accessories, interior hardboard products and some OSB products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2006	2005	Change
Net sales	$120.7	$95.4	27%
Operating profits	$18.6	$7.0	166%
Depreciation, amortization and cost of timber harvested	$4.7	$3.9

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2006	2005	Change
OSB-based exterior products	$63.5	$53.4	19%
OSB commodity products	17.2	1.5	1047%
Hardboard siding	40.0	40.5	-1%
Total	$120.7	$95.4	27%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 are as follows:

	Quarter Ended March 31, 2006 versus 2005
	Average Net Selling Price	Unit Shipments

OSB-based exterior products	5%	13%
Commodity OSB produced at siding mills	(6)%	526%
Hardboard	10%	(10)%

For the first quarter of 2006 as compared to the first quarter of 2005, sales volume increased in our OSB-based exterior product line as well as for commodity OSB produced by our siding mills. Increases in our OSB-based exterior product line were a result of increased market share as well as continued development of our siding trim business. The increase in commodity OSB is related to our transfer, as of January 1, 2006, of our siding production at our Silsbee, Texas mill to one of two lines at our Hayward, Wisconsin OSB facility. Currently, the Hayward mill continues to produce commodity OSB on one of its two production lines. In our hardboard product line, sales volume declined and sales prices increased due to a change in product mix that included more siding and less industrial board.

Overall, improvements in operating results for our siding segment for the first quarter of 2006 compared to the first quarter of 2005 was primarily due to increased sales volumes in our OSB-based exterior products and improved operating performance as we switched our Silsbee, Texas mill with our Hayward, Wisconsin mill. These improvements were partially offset by increases in energy and resin costs.

ENGINEERED WOOD PRODUCTS

Our engineered wood products segment manufactures and distributes engineered wood products (EWP), including laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2006	2005	Change
Net sales	$112.4	$109.3	3%
Operating profits	$11.3	$5.6	102%
Depreciation, amortization and cost of timber harvested	$3.6	$3.7

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2006	2005	Change
LVL	$50.7	$48.1	5%
I-Joist	48.3	46.2	5%
Other	13.4	15.0	-11%
Total	$112.4	$109.3	3%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 are as follows:

	Quarter Ended March 31, 2006 versus 2005
	Average Net Selling Price	Unit Shipments

LVL	5%	4%
I-Joists	9%	(3)%

During the first quarter of 2006, we continued to grow our EWP segment. We saw growth in LVL volumes with a slight decline in I-Joist volumes. Average net selling prices increased due to several price increases implemented in the latter half of 2005. Our focus continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.

The results of operations of our EWP segment for the first quarter of 2006 improved compared to the first quarter of 2005 primarily due to increased sales prices and reductions in raw material costs (primarily veneer, OSB and lumber) which were partially offset by increases in conversion costs.

OTHER PRODUCTS

Our other products category includes our moulding business, composite decking business, Chilean operations and our joint venture to produce cellulose insulation. Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended March 31,
	2006	2005	Change
Net sales	$47.6	$42.8	11%
Operating profits	$5.4	$5.5	-2%
Depreciation, amortization and cost of timber harvested	$3.2	$2.2

Sales in this segment are broken down as follows:

	Quarter Ended March 31,
	2006	2005	Change
Moulding	$11.6	$11.4	2%
Decking	22.7	20.5	11%
Chilean operations	9.4	8.4	12%
Other	3.9	2.5	56%
Total	$47.6	$42.8	11%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 are as follows:

	Quarter Ended March 31, 2006 versus 2005
	Average Net Selling Price	Unit Shipments

Moulding	(3)%	4%
Decking	4%	35%

During the first quarter of 2006 as compared to first quarter of 2005, we saw increases in sales volumes for both our moulding and decking businesses. Increases in sales volumes in our decking operation are related to the release of built inventory from shipments held in the fourth quarter of 2005 pending resolution of a product certification issue. This issue was resolved in early 2006. Partially offsetting the increase in sales of our decking product, we discontinued the sale of a third-party manufactured railing product in late 2005 (not included in selling price and unit shipment analysis above). In our moulding operation, we saw increased volume as we continue to ship to a key customer who during 2005 notified us that they would no longer purchase our products. We still expect to lose this volume later in 2006, and are growing volumes with our two remaining customers to partially offset the lost volume. In our Chilean operation, we continued to see higher sales due to both increases in commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets. The increase in our other businesses is primarily due to increases in sales of logs sold to third parties from our timber contracts. Overall, the results of this category were relatively flat with the first quarter of 2005. The increase in sales volumes were offset by higher raw material costs in our decking operations and the lost profit from the railing system discussed above.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2006 as compared to the first quarter of 2005, general corporate expenses increased by 23%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in the first quarter of 2006 primarily resulted from higher legal expenses associated with a recently resolved lawsuit, stock compensation expenses and timing of audit fees.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in the first quarter of 2006 was lower compared to the first quarter of 2005 due to a lower average amount of debt outstanding. Investment income in the first quarter of 2006 was higher than in the first quarter of 2005 due to the slightly higher cash and cash equivalent and investment balances and higher investment rates of return. Capitalized interest for the first quarter of 2006 was $0.6 million as compared to $0.2 million in the first quarter of 2005.

DISCONTINUED OPERATIONS

Included in discontinued operations for the first quarter of 2006 and 2005 are the results of the operations of mills that have been or are to be divested. At March 31, 2006, LP had no operations classified as discontinued. For the first three months of 2006, the loss on discontinued operations relates to residual losses from previously discontinued operations. For the first three months of 2005, LP’s discontinued operations included two lumber mills and its vinyl operations.

Included in the operating losses of discontinued operations for the first quarter of 2005 is a charge of $3.3 million associated with employee severance costs associated with the cedar lumber mill for which we announced the permanent closure during that quarter.

INCOME TAXES

Income before taxes for the quarter ended March 31, 2006 and 2005 were as follows:

	Quarter Ended March 31,
	2006	2005
Continuing operations	$129.2	$165.7
Discontinued operations	(2.0)	(6.0)
	127.2	159.7
Total tax provision	43.5	58.0
Net income	$83.7	$101.7

Accounting standards require that the estimated effective income tax rate (based on estimated annual amounts of taxable income and expense) by income component for the year be applied to year-to-date income or loss at the end of each quarter. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. For the quarters ended March 31, 2006 and March 31, 2005, the primary differences between the U.S. statutory rate of approximately 39% and the effective rate on continuing operations relate to foreign income taxed at lower effective rates, the company’s foreign debt structure and state income taxes. The components and associated estimated effective income tax rates applied to the quarter ended March 31, 2006 and 2005 are as follows:

	Quarter Ended March 31,
	2006		2005
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$44.3	34%	$60.3	36%
Discontinued operations	(0.8)	39%	(2.3)	39%
	$43.5	34%	$58.0	36%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions” SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003).”  See Note 13 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. We estimate that our defined benefit pension expense for 2006 will be approximately $16 million. That estimate assumes that we have no curtailment or settlement expenses in 2006. If a curtailment or settlement does occur in 2006, this estimate may change significantly. We estimate that we will contribute approximately $18 to $20 million to these plans in 2006. As of March 31, 2006, we had contributed approximately $1 million to these plans. At December 31, 2005, we had an unrecognized loss of $93 million associated with our defined benefit pension plan. The amortization of this unrecognized loss will account for approximately 48% of our estimated 2006 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2005, Note 18 to the Notes to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2005.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2006	December 31, 2005
Requests for claims	48,200	46,300
Completed claims received	33,800	32,100
Completed claims pending	1,800	2,500
Claims dismissed	9,000	8,800
Claims settled	23,000	20,800

The average payment amount for settled claims as of March 31, 2006 and December 31, 2005 was essentially unchanged at approximately $1,200. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

We expect to be able to meet the future cash requirements of our existing businesses through cash expected to be generated from operations, existing cash and investment balances, existing credit facilities and other capital resources. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES

During the first quarter of 2006, we generated $48 million of cash from operating activities compared to $66 million in the first quarter of 2005. The decrease in cash provided by operations in the first quarter of 2006 was primarily a result of lower income from our OSB business compared to same period of 2005 and a lower increase in working capital requirements. Working capital balances increased in the first quarter of 2006 and 2005 due to higher seasonal 1) inventory increases, particularly in logs, and 2) seasonal account receivable balances, due to increased business activity in March compared to December and extended payment terms granted in hardboard and decking during the winter months to help manage inventory levels and for logistical reasons. Additionally, due to the implementation of SFAS 123R, we were required to record the excess tax benefits from stock-based compensation as a financing activity versus an operating activity as recorded in the comparable prior year period.

INVESTING ACTIVITIES

During the first quarter of 2006, we used approximately $71 million in investing activities. Capital expenditures in the first quarter were $38 million and related primarily to the initial costs associated with our OSB mill in Alabama and improvements in our hardboard facilities to expand our siding capacities. Additionally, we contributed $4 million to our OSB joint venture with Canfor Corporation for working capital requirements. We also used approximately $2.3 billion to purchase investments with maturities in excess of 90 days and received $2.4 billion on the sale of these types of investments.

Capital expenditures for 2006 are expected to total about $275 million for projects to reduce our energy, raw materials and resin costs in our current OSB mills and for expansion projects in our OSB, EWP and siding operations.

FINANCING ACTIVITIES

In the first quarter of 2006, net cash used in financing activities was $29 million as compared to $3 million in the first quarter of 2005. In the first quarter of 2006, we generated $5 million in proceeds from the sale of common stock under our various equity compensation plans, received a tax benefit of $3 million related to these sales and paid cash dividends of $16 million. Additionally, in the first quarter of 2006, we repaid $20 million of our debt. In the first quarter of 2005, we generated $8 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $11 million

CREDIT FACILITIES

We have a revolving line of credit, which will expire in September 2009, which provides for a committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At March 31, 2006, we had no borrowings outstanding under the facility. Letters of credit, issued and outstanding, which reduce our borrowing capacity, totaled approximately $36.3 million as of March 31, 2006 and were cash collaterialized with $38.3 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2006. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of March 31, 2006 and were cash collateralized with $0.9 million.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. A downgrade in our long-term unsecured senior debt rating below Ba3 by Moody’s and/or below BB- by Standard & Poor’s would (either immediately or after the passage of six months or upon the occurrence of other specified events) result in an amortization event under this facility, in which event we would be prohibited from making further borrowings under this facility and the maturity of any outstanding borrowings under this facility would be accelerated. At March 31, 2006, we had no borrowings outstanding under this facility.

The following details our debt ratings as of April 25, 2006:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2006, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $2.1 million annually.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2006, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth LP’s production volumes for the period indicated.

	Quarter Ended March 31
	2006	2005

Oriented strand board, million square feet 3/8” basis	1,414	1,371

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	68	—

Wood-based siding, million square feet 3/8” basis	251	250

Engineered I-Joist, million lineal feet	21	27

Laminated veneer lumber (LVL), thousand cubic feet	2,963	3,193

Composite Decking, million lineal feet	15	12

(1) Amounts shown above include production that is consumed within LP as well as production that is available for sale to outside customers.

INDUSTRY PRODUCT TRENDS

The amounts shown below are dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005 1st Qtr. Avg.	364
2006 1st Qtr. Avg.	285

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

SIDING MATTERS

A settlement agreement relating to a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by us in 1999 and installed prior to May 15, 2000, was approved in 2000. We continue to have payment and other obligations under this settlement.

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. We satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals decided in a 2 to 1 decision to vacate the District Court’s injunction. We requested an En Banc hearing at the Ninth Circuit Court of Appeals, which was denied. We filed a petition with the United States Supreme Court to accept this case for review. If the Supreme Court refuses to hear the case or ultimately decides that the injunction was not proper, then the state court judgment of $11.2 million will be entered and our time to appeal that judgment to the Minnesota State Court of Appeals will begin to run. Based upon the information currently available, we believe that any further liability related to this case is remote and will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NATURE GUARD CEMENT SHAKES MATTERS

We are a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that is pending in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The claims in this action that went to trial, starting December 6, 2005, were breach of express warranties, unfair business practices, and violations of the Consumer Legal Remedies Act (CLRA). The plaintiffs sought general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members. During the trial, the judge dismissed the CLRA claims and a number of warranty claims and granted our Motions to Decertify the CLRA class and warranty class. Subsequently, on March 9, 2006, a jury returned a defense verdict on all remaining breach of warranty claims. As of the date of this report, only the unfair business practice claim, which remains certified as a class action, remains to be decided by the judge.

We no longer manufacture or sell fiber cement shakes. We believe that we have substantial defenses to this action and we believe that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

OTHER PROCEEDINGS

During the third quarter of 2004, we received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom we acquired the facility in 1983. We, Pactiv, and the potential plaintiffs agreed to refrain from commencing any legal proceedings in respect of the potential plaintiffs’ allegations and to the tolling of applicable statutes of limitations. The parties further agreed to exchange information and enter into non-binding mediation. In this process and in response to a request by the mediator, the representatives of the potential plaintiffs indicated that they were seeking damages in the amount of $183 million. These agreements terminated in January 2006 after non-binding mediation with plaintiffs counsel failed to resolve any issue. Subsequent to the termination of the agreements, 19 individuals, in 10 separate lawsuits (four in Federal District Court and six in Alabama State Court), filed claims against us seeking compensatory and punitive damages for alleged wrongful death, personal injuries and property damage. These lawsuits are as follows: Melanie Chambers v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation;  Lillian Edwards v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Rickey Phillips v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation filed in the Federal District Court of Alabama and Thomas Douglas v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Stanton Kelley v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Sherri Davis, et al. v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Lorrine Thompson v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Janice Madden v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation; Ginger Cravey v. TMA Forest Products Group, A division of Tennessee River Pulp and Paper Company, a Subsidiary of Packaging Corporation of America and Louisiana-Pacific Corporation filed in the Alabama State Court. Due to numerous uncertainties associated with the matters alleged in the letter and subsequent lawsuits, including uncertainties regarding the existence, nature, magnitude and causation of the alleged wrongful death, injuries and property damage, responsibility therefore and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters. LP intends to defend these suits vigorously.

We have been named as one of a number of named defendants in multiple class action complaints filed on or about February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania. These complaints have been dismissed or consolidated into one Consolidated Amended Class Action Complaint filed on March 31, 2006 under the caption: In Re OSB Anti-Trust Litigation, Master File No. 06-CV-00826 (PSD). The plaintiffs seek to certify a class consisting of persons and entities who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed.

Subsequently, we were named as one of a number of defendants in four class action complaints in the United States District Court for the Eastern District of Pennsylvania under the captions: Lawrence Lang, dba Lang Development, on behalf of himself and all other similarly situated v. Louisiana-Pacific Corporation; Georgia-Pacific Corporation; Weyerhaeuser Company; Potlatch; Ainsworth Lumber Co., Ltd.; Norbord, Inc.; JM Huber and Does 1-10; Allen Mazerolle, on behalf of himself and all others similarly situated v. Ainsworth Lumber Co., Ltd.; Georgia-Pacific Corporation; JM Huber Corporation; Louisiana-Pacific; Norbord, Inc.; Potlatch; Weyerhaeuser Company; Glenn Padlicki, dba Douglas Custom Homes, Individually and on behalf of all others similarly situated v. Georgia-Pacific; Ainsworth Lumber Co., Ltd.; JM Huber Corporation; Louisiana-Pacific Corporation; Norbord, Inc.; Potlatch Corporation and Weyerhaeuser Company; and SM Roberts Construction and David Perryman, on behalf of themselves and all others similarly situated v. Louisiana-Pacific Corporation; Georgia-Pacific Corporation; Weyerhaeuser Company; Potlatch; Ainsworth Lumber Co., Ltd; Norbord, Inc.; JM Huber and Does 1-10. The plaintiffs in these four cases seek to certify a class consisting of persons and entities who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed.

The plaintiffs, in all of the OSB Anti-trust cases described above, seek treble damages in unspecified amounts alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. We believe that the claims asserted are without merit, and intend to defend this matter vigorously.  We are unable to predict whether the court will declare these actions to be class actions, and likewise are unable to predict the potential financial impact of these actions.

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

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 18 of the Notes to financial statements included in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1a. Risk Factors.

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

We have a high degree of product concentration. OSB accounted for about 59% of our sales in the first quarter of 2006 and 63% of our sales in the first quarter of 2005 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future. According to Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 7 billion square feet from 2000 to 2005 on a 3/8-inch equivalent basis and is projected to increase by               approximately 8 billion square feet in the 2006 to 2010

period. RISI has projected that total North American demand for OSB will increase by about 8 billion square feet during the same 2006 to 2010 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins in the foreseeable future.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 60% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are involved in various environmental matters and legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving warranty or non-warranty product liability claims and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use or release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2003, the Board of Directors authorized our management to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately negotiated transactions. As of March 31, 2006, the remaining open authorization is 14,264,000 shares. During the third quarter of 2005, we repurchased 5.4 million shares in connection with an accelerated stock buyback program with a financial intermediary for an aggregate purchase price of $151 million (including fees). Under the terms of the program, the financial intermediary delivered to LP the initial number of shares of common stock during LP’s third quarter. During the first quarter of 2006, LP received the final 166,880 shares under this program. The total shares purchased were 5,589,297 shares at an average price per share (including fees) of $26.95.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

LP held its annual meeting on May 4, 2006, at which the stockholders of LP voted on the following:

The election of three Class III directors for LP with terms expiring at the Annual Meeting of Stockholders in 2008, and ratification of independent auditors.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld

Archie W. Dunham	95,348,418	929,493

Daniel K. Frierson	94,435,844	1,842,067

Richard W. Frost	95,392,647	885,264

2. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN

SHARES	94,206,900	1,492,521	578,490

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Form of Award Agreement for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated February 2, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

LOUISIANA-PACIFIC CORPORATION

Date: May 8, 2006	BY: /S/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: May 8, 2006	BY: /S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)