Form 10-Q/A
period 2006-06-30
LOUISIANA-PACIFIC CORP
filed 2006-08-10
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 105,214,468 shares of Common Stock, $1 par value, outstanding as of August 4, 2006.

Except as otherwise specified and unless the context otherwise requires, references to “LP”, the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission on August 4, 2006 (the “Original Form 10-Q”), is being filed to amend the Original Form 10-Q to disclose on the cover page thereof that there were 105,214,468 shares of the Company’s Common Stock, $1 par value, outstanding as of August 4, 2006. Items included in the Original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the filing of the Original Form 10-Q.  Except as otherwise expressly stated or where the context requires otherwise, the information in this Amendment No. 1 speaks as of August 4, 2006, the date on which the Original Form 10-Q was filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: August 10, 2006	By: /s/ Richard W. Frost
Richard W. Frost
Chief Executive Officer

Date: August 10, 2006	By: /s/ Curtis M. Stevens
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)