Form 10-Q
period 2006-09-30
LOUISIANA-PACIFIC CORP
filed 2006-11-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2006
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

Yes    ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,223,074 shares of Common Stock, $1 par value, outstanding as of November 4, 2006.

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

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$534.5	$621.3	$1,865.5	$1,974.7
Operating costs and expenses:
Cost of sales	468.9	445.6	1,460.1	1,334.6
Depreciation, amortization and cost of timber harvested	32.8	33.5	99.7	98.8
Selling and administrative	39.6	36.8	122.4	110.5
(Gain) loss on sale or impairment of long-lived assets	0.9	0.9	0.9	—
Other operating credits and charges, net	(2.9)	0.3	(2.8)	1.4
Total operating costs and expenses	539.3	517.1	1,680.3	1,545.3

Income (loss) from operations	(4.8)	104.2	185.2	429.4

Non-operating income (expense):
Foreign currency exchange (loss) gain	(0.2)	0.4	(8.7)	(1.6)
Interest expense, net of capitalized interest	(11.2)	(13.1)	(38.9)	(44.1)
Investment income	24.9	18.8	72.2	51.2
Total non-operating income	13.5	6.1	24.6	5.5

Income before taxes and equity in loss of unconsolidated affliates	8.7	110.3	209.8	434.9
Provision (benefit) for income taxes	(5.1)	(66.5)	57.5	49.0
Equity in loss of unconsolidated affliates	3.9	1.3	2.4	0.5

Income from continuing operations	9.9	175.5	149.9	385.4

Discontinued operations:
Loss from discontinued operations before taxes	(0.6)	(12.0)	(2.6)	(24.6)
Income tax benefit	(0.2)	(4.7)	(1.0)	(9.5)
Loss from discontinued operations	(0.4)	(7.3)	(1.6)	(15.1)

Net income	$9.5	$168.2	$148.3	$370.3

Net income per share of common stock (basic):
Income from continuing operations	$0.09	$1.61	$1.42	$3.50
Loss from discontinued operations	—	(0.07)	(0.01)	(0.14)
Net income per share - basic	$0.09	$1.54	$1.41	$3.36

Net income per share of common stock (diluted):
Income from continuing operations	$0.09	$1.59	$1.41	$3.48
Loss from discontinued operations	—	(0.06)	(0.01)	(0.14)
Net income per share - diluted	$0.09	$1.53	$1.40	$3.34

Cash dividends per share of common stock	$0.15	$0.125	$0.45	$0.35

Average shares of stock outstanding - basic	104.9	109.0	105.5	110.1
Average shares of stock outstanding - diluted	105.2	109.6	106.0	110.8

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Setember 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$295.7	$607.6
Short-term investments	885.7	717.3
Receivables, net	127.4	146.8
Inventories	232.5	240.3
Prepaid expenses and other current assets	15.5	14.4
Deferred income taxes	30.5	—
Current portion of notes receivable from asset sales	—	70.8
Total current assets	1,587.3	1,797.2

Timber and timberlands	89.7	92.9

Property, plant and equipment	1,954.0	1,848.9
Accumulated depreciation	(1,154.0)	(1,065.6)
Net property, plant and equipment	800.0	783.3

Goodwill, net of amortization	273.5	273.5
Notes receivable from asset sales	333.0	333.0
Long-term investments	46.1	13.5
Restricted cash	39.4	55.6
Investments in and advances to affiliates	214.8	211.0
Other assets	36.8	38.0
Total assets	$3,420.6	$3,598.0

LIABILITIES AND EQUITY
Current portion of long-term debt	$0.4	$18.9
Current portion of limited recourse notes payable	—	69.7
Accounts payable and accrued liabilities	205.6	245.5
Current portion of contingency reserves	12.0	12.0
Total current liabilities	218.0	346.1

Long-term debt, excluding current portion:
Limited recourse notes payable	326.8	326.8
Other long-term debt	319.3	408.0
Total long-term debt, excluding current portion	646.1	734.8

Contingency reserves, excluding current portion	21.1	31.4
Other long-term liabilities	56.6	65.8
Deferred income taxes	366.3	377.0

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	434.7	435.5
Retained earnings	1,910.5	1,809.7
Treasury stock	(284.3)	(257.0)
Accumulated comprehensive loss	(65.3)	(62.2)
Total stockholders’ equity	2,112.5	2,042.9
Total liabilities and equity	$3,420.6	$3,598.0

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148.3	$370.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	99.7	100.8
Loss from unconsolidated affiliates	2.4	0.5
(Gain) loss on sale or impairment of long-lived assets	0.4	18.6
Other operating credits and charges, net	(2.6)	—
Tax effect of exercise of stock options	—	4.8
Stock-based compensation related to stock plans	4.8	—
Excess tax benefits from stock-based compensation	(3.3)	—
Exchange loss on remeasurement	17.0	4.1
Cash settlement of contingencies	(10.8)	(7.8)
Other adjustments, net	(11.2)	(8.8)
Decrease in receivables	24.0	4.5
Decrease in inventories	8.0	—
(Increase) decrease in prepaid expenses	(1.6)	0.5
Decrease in accounts payable and accrued liabilities	(35.0)	(15.7)
Decrease in deferred income taxes	(46.8)	(96.1)
Net cash provided by operating activities	193.3	375.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(122.5)	(110.5)
Proceeds from asset sales	2.6	33.4
Receipt of payment on notes receivable	70.8	—
Investments and advances to joint ventures	(6.6)	(63.8)
Proceeds from sales of investments	4,436.8	3,419.0
Cash paid for purchase of investments	(4,627.1)	(3,196.4)
Decrease in restricted cash under letters of credit	16.2	3.0
Net cash provided by (used in) investing activities	(229.8)	84.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(190.7)	(171.1)
Sale of common stock under equity plans	5.5	11.7
Excess tax benefits from stock-based compensation	3.3	—
Purchase of treasury stock	(41.1)	(150.6)
Payment of cash dividends	(47.5)	(38.7)
Net cash used in financing activities	(270.5)	(348.7)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS:	(4.9)	(2.0)

Net increase (decrease) in cash and cash equivalents	(311.9)	109.7
Cash and cash equivalents at beginning of period	607.6	544.7

Cash and cash equivalents at end of period	$295.7	$654.4

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, December 31, 2005	116.9	$116.9	11.2	$(257.0)	$435.5	$1,809.7	$(62.2)	$2,042.9

Net income	—	—	—	—	—	148.3	—	148.3
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.6)	13.8	(7.2)	—	—	6.6
Purchase of shares for treasury	—	—	2.2	(41.1)	—	—	—	(41.1)
Stock-based compensation related to stock plans	—	—	—	—	3.1	—	—	3.1
Excess tax benefits of stock-based compensation	—	—	—	—	3.3	—	—	3.3
Cash dividends	—	—	—	—	—	(47.5)	—	(47.5)
Other comprehensive loss	—	—	—	—	—	—	(3.1)	(3.1)
Balance, September 30, 2006	116.9	$116.9	12.8	$(284.3)	$434.7	$1,910.5	$(65.3)	$2,112.5

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$9.5	$168.2	$148.3	$370.3

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3.3	2.7	(3.7)	3.1
Unrealized gain (loss) on marketable securities	0.3	(0.1)	0.1	0.1
Unrealized gain (loss) on derivative instruments	—	(0.5)	0.5	(1.3)
Other comprehensive income (loss), net of tax	3.6	2.1	(3.1)	1.9

Comprehensive income, net of tax	$13.1	$170.3	$145.2	$372.2

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 7) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation

Effective January 1, 2006, LP adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123R, LP recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. LP has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion of stock-based compensation.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2006, LP has stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $1.6 million and $4.8 million for the quarter and nine month period ended September 30, 2006. Prior to January 1, 2006, LP accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, LP generally recognized compensation expense only when it modified stock option terms (as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”)) or granted restricted stock units or restricted stock. Any resulting expense was recognized ratably over the associated service period, which was generally the vesting term of the award.

Prior to January 1, 2006, LP provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for the first nine months of 2006 based on its historical experience during the preceding two fiscal years.

As a result of adopting SFAS 123R, income before income taxes and net income for the quarter ended September 30, 2006 was $1.0 million and $0.6 million lower than if we had continued to account for stock-based compensation under APB 25. Income before income taxes and net income for the nine month period ended September 30, 2006 was $3.0 million and $1.8 million lower than if we had continued to account for stock-based compensation under APB 25. The impact on basic and diluted earnings per share for the third quarter of 2006 was a decrease of $0.01 per share and for the nine month period ended September 30, 2006 was a decrease of $0.02 per share. In addition, prior to the adoption of SFAS 123R, LP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The following table illustrates the effect (in millions, except per share amounts) on net income and basic and diluted earnings per share as if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in the quarter ended and nine month period ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine month period ended September 30, 2005: a risk free interest rate of 3.8%; an expected volatility factor for the market price of the Company’s common stock of 51.7%; a dividend yield of 1.6%; and an expected life of 4 years. The weighted-average estimated fair value of the options granted during the nine month period ended September 30, 2005 was $10.62.

Dollar amounts in millions, except per share amounts

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$168.2	$370.3

Add: Stock-based employee compensation included in reported net income, net of related income tax effects	0.2	0.8

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.7)	(3.3)
Pro forma net income	$166.7	$367.8

Net income per share—basic, as reported	$1.54	$3.36
Net income per share— diluted, as reported	$1.53	$3.34

Net income per share—basic, pro forma	$1.53	$3.34
Net income per share— diluted, pro forma	$1.52	$3.32

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At September 30, 2006, 6,632,856 shares were available under the current stock award plans for stock-based awards. For the nine month period ended September 30, 2006, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk free interest rate of 4.5%; an expected volatility factor for the market price of the Company’s common stock of 45.2% (based upon historical volatility over the expected life); a dividend yield of 1.9%; and an expected life of 4 years (based upon historical experience). The weighted-average fair value of each option granted during the nine month period ended September 30, 2006 was $10.25.

The following table summarizes stock options and stock settled stock appreciation rights outstanding as of September 30, 2006 as well as activity during the nine month period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding options
Options outstanding at January 1, 2006	2,135	$16.89
Options granted	579	$28.48
Options exercised	(529)	$10.52
Options cancelled	(46)	$27.08

Options outstanding at September 30, 2006	2,139	$21.39	6.45	$3.8

Vested and expected to vest at September 30, 2006	2,134	$21.37	6.45	$3.8

Options exercisable at September 30, 2006	1,299	$17.44	4.85	$3.8

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on September 30, 2006. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange. Total intrinsic value of options exercised for the nine month period ended September 30, 2006 was $9.2 million.

As of September 30, 2006, there was $6.5 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.1 years.

Cash received from option exercises for the first nine months of 2006 was $5.5 million. The tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $3.3 million for the nine month period ended September 30, 2006.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to selected senior executives as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants.  For the remaining awards granted in 2004, if LP’s stock trades at or above $29.78 per share for five consecutive days prior to the end of the five-year period, the remaining awards will automatically vest on the next anniversary of the date of grant. The 2005 and 2006 awards for employees vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the third quarter and first nine months of 2006 of $0.3 million and $0.8 million.  As of September 30, 2006, there was $2.2 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 2.0 years.

The following table summarizes incentive share awards outstanding as of September 30, 2006 as well as activity during the nine months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Incentive share awards outstanding at January 1, 2006	95,701
Incentive shares awards granted	51,850
Incentive share awards vested	0
Incentive share awards cancelled	(11,060)

Incentive share awards outstanding at September 30, 2006	136,491	1.98	$2.6
Vested and expected to vest at September 30, 2006	135,143	1.98	$2.6
Incentive share awards exercisable at September 30, 2006	0	0	$—

Restricted Stock

Beginning in 2005, LP began granting restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. As of September 30, 2006, there was $2.3 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.9 years.

The following table summarizes the restricted stock outstanding as of September 30, 2006 as well as activity during the nine months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted shares
Restricted stock awards outstanding at January 1, 2006	65,600	$27.04
Restricted stock awards granted	66,650	$28.90
Restrictions lapsing	—	—
Restricted stock awards cancelled	—	—

Restricted stock awards at September 30, 2006	132,250	$27.98

LP recorded compensation expense related to these awards in the third quarter and first nine months of 2006 of $0.3 million and $0.9 million.

LP annually grants to each director restricted stock or restricted stock units. As of September 30, 2006, LP has 47,697 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2006 related to these grants was $0.2 million.

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

Dollar and share amounts in millions, except per	Quarter Ended September 30,		Nine Months Ended September 30,
share amounts	2006	2005	2006	2005
Numerator:
Income attributed to common shares:
Income from continuing operations	$9.9	$175.5	$149.9	$385.4
Loss from discontinued operations	(0.4)	(7.3)	(1.6)	(15.1)
Net income	$9.5	$168.2	$148.3	$370.3

Denominator:
Basic - weighted average common shares outstanding	104.9	109.0	105.5	110.1
Dilutive effect of stock plans	0.3	0.6	0.5	0.7
Diluted shares outstanding	105.2	109.6	106.0	110.8

Basic earnings per share:
Income from continuing operations	$0.09	$1.61	$1.42	$3.50
Loss from discontinued operations	—	(0.07)	(0.01)	(0.14)
Net income per share	$0.09	$1.54	$1.41	$3.36

Diluted earnings per share:
Income from continuing operations	$0.09	$1.59	$1.41	$3.48
Loss from discontinued operations	—	(0.06)	(0.01)	(0.14)
Net income per share	$0.09	$1.53	$1.40	$3.34

Stock options to purchase approximately 1.3 million shares at September 30, 2006 and 0.3 million shares at September 30, 2005 were considered anti-dilutive or not in-the-money for purposes of LP’s earnings per share calculation.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2006	December 31, 2005

Logs	$51.6	$76.3
Other raw materials	37.5	38.8
Finished products	139.3	120.7
Supplies	8.0	8.4
LIFO reserve	(3.9)	(3.9)
Total	$232.5	$240.3

NOTE 5 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At September 30, 2006, LP had no operations classified as discontinued.  For the first nine months of 2006, the loss from discontinued operations relates to residual charges from previously discontinued operations.  For the first nine months of 2005, LP’s discontinued operations included two lumber mills and its vinyl operations.

Sales and losses for these businesses are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2006	2005	2006	2005

Sales	$—	$39.3	$(0.3)	$122.1

Loss from discontinued operations, net of tax	$(0.4)	$(7.3)	$(1.6)	$(15.1)

In the first quarter of 2005, LP recorded a loss of $3.3 million related to severance charges associated with a cedar lumber mill in British Columbia.

In the second quarter of 2005, LP recorded a gain of $1.6 million associated with the sale of a lumber facility in Michigan and a loss of $5.0 million associated with impairment charges on assets held for sale.

In the third quarter of 2005, LP recorded a gain of $3.7 million associated with the sale of a non-operating lumber facility in Idaho and a loss of $17.0 million associated with impairment charges on assets held for sale.

NOTE 6 – INCOME TAXES

Accounting standards require that income tax expense be determined by applying the estimated annual effective tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year applied to year-to-date income or loss at the end of each quarter, further adjusted by any changes in reserve requirements or the impact of statutory tax rate changes, if any.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.

For the nine months ended September 30, 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relate to the company’s foreign debt structure, state income taxes, adjustments to prior year estimates and a reduction in LP’s Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate. For the nine months ended September 30, 2005, the differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relate to the company’s foreign debt structure and state income taxes.

During the third quarter of 2005, LP finalized its plans to repatriate accumulated earnings from its Canadian subsidiaries to the U.S. under the provisions of the American Jobs Creation Act of 2004.  LP decided to repatriate approximately $511 million of Canadian earnings in the fourth quarter of 2005 which resulted in an increase in current US federal and state taxes payable of approximately $31 million and additional Canadian withholding taxes, net of tax benefit, of $22 million.   LP had previously anticipated repatriating a portion of the earnings as a dividend to the U.S. and accordingly, had accrued a tax liability of $155 million through June 30, 2005 ($144.3 million at December 31, 2004).  The American Jobs Creation Act of 2004 provided for a dividends received deduction for 85% of the qualified portion of this dividend and, therefore, in the third quarter of 2005, LP reversed $91 million of tax liabilities accrued in prior years as well as $10.7 million accrued in the first six months of 2005.

The components and associated estimated effective income tax rates applied to the nine-month periods ended September 30 are as follows:

	Nine Months Ended September 30,
	2006		2005
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$57.5	28%	$140.0	32%
Discontinued operations	(1.0)	38%	(9.5)	38%
Tax effect of repatriation	—		(91.0)
	$56.5	28%	$39.5	10%

NOTE 7 - OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2006	2005	2006	2005

Charges associated with corporate relocation	$0.1	$(0.3)	$—	$(2.4)
Insurance recovery	2.8	—	2.8	—
Recovery on loss associated with Samoa pulp mill	—	—	—	1.0
	$2.9	$(0.3)	$2.8	$(1.4)

In the first quarter of 2005, LP recorded a gain of $1.0 million associated with the recovery of a previous loss associated with the sale of the Samoa, California pulp mill and a charge of $0.6 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the second quarter of 2005, LP recorded a charge of $1.5 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the third quarter of 2005, LP recorded a charge of $0.3 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the third quarter of 2006, LP recorded a gain of $2.8 million ($1.7 million after taxes, or $0.02 per diluted share) from an insurance recovery related to the hurricanes which occurred in the third and fourth quarter of 2005. LP expects to receive an additional $1.9 million ($1.1 million after taxes, or $0.01 per diluted share) in insurance recoveries related to these hurricanes in the fourth quarter of 2006.

NOTE 8 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components on “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30 are reflected in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2006	2005	2006	2005

Loss on sale of long-lived assets	$—	$(0.9)	$—	$(1.2)
Impairment (charges) reversals on long-term assets	(0.9)	—	(0.9)	1.2
	$(0.9)	$(0.9)	$(0.9)	$—

In the second quarter of 2005, LP reversed $1.2 million of the impairment recorded in the first quarter of 2004 due to management’s decision to continue to retain and operate certain timber rights previously classified as discontinued operations.

In the third quarter of 2006, LP recorded an impairment charge of $0.9 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

NOTE 9 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	September 30, 2006	December 31, 2005

Investments accounted for under the equity method	$170.3	$166.5
Investments accounted for under the cost method	44.5	44.5
Total	$214.8	$211.0

At September 30, 2006, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products
Abitibi – LP	50%	Established to construct and operate I-Joist facilities in Eastern Canada
Canfor – LP	50%	Established to construct and operate an OSB facility in British Columbia, Canada

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest.  For the quarters ended September 30, 2006 and 2005, LP sold $3.4 million and $4.2 million of products to Abitibi-LP and purchased $16.0 million and $14.2 million of I-joist from Abitibi-LP.  For the nine months ended September 30, 2006 and 2005, LP sold $21.0 million and $15.7 million of products to Abitibi-LP and purchased $69.7 million and $53.9 million of I-joist from Abitibi-LP.  LP also purchased $19.7 million and $64.5 million of OSB from Canfor-LP during the quarter and nine months ended

September 30, 2006.  LP did not purchase OSB from Canfor-LP during the quarter or nine months ended September 30, 2005 as the mill was not yet operational.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change

Net sales:
OSB	$275.7	$353.0	(22)	$1,028.0	$1,173.0	(12)
Siding	137.1	129.1	6	406.6	349.8	16
Engineered Wood Products	92.7	100.9	(8)	315.0	330.7	(5)
Other	29.0	40.1	(28)	115.9	128.5	(10)
Less: Intersegment sales	—	(1.8)	(100)	—	(7.3)	(100)
	$34.5	$621.3	(14)	$1,865.5	$1,974.7	(6)

Operating profit (loss):
OSB	$(9.3)	$98.6	(109)	$164.0	$416.4	(61)
Siding	19.0	17.1	11	60.7	40.5	50
Engineered Wood Products	8.3	7.9	5	28.6	25.5	12
Other	(5.0)	1.4	(457)	2.8	12.4	(77)
Other operating credits and charges, net	2.9	(0.3)	1067	2.8	(1.4)	300
Gains (losses) on sale or impairment of long-lived assets	(0.9)	(0.9)	—	(0.9)	—
General corporate and other expenses, net	(23.7)	(20.9)	(13)	(75.2)	(64.5)	(17)
Foreign currency gains (losses)	(0.2)	0.4	(150)	(8.7)	(1.6)	(444)
Investment income	24.9	18.8	32	72.2	51.2	41
Interest expense, net of capitalized interest	(11.2)	(13.1)	15	(38.9)	(44.1)	12
Income from operations before taxes	4.8	109.0	(96)	207.4	434.4	(52)
Provision (benefit) for income taxes	(5.1)	(66.5)		57.5	49.0
Income from continuing operations	$9.9	$175.5	(94)	$149.9	$385.4	(61)

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

LP’s decking business, the manufacturing facilities of which are located in Selma, Alabama and Meridian, Idaho, is currently operating in a highly competitive and fragmented market and is currently incurring operating losses.  The management team for this business is currently focused on market research to better understand how to meet the needs of decking customers.  Additionally, LP has internal resources focused on improving the manufacturing process to lower costs, improve efficiencies and improve the consistency of quality metrics.  The results of these improvement efforts will be applied to our marketing and production programs in 2007.  However, should these efforts not lead to the expected improvements in operating results, LP may be required to recognize an impairment charge related to this business.  The net book value of the property, plant and equipment employed in this business was approximately $40 million at September 30, 2006.

In addition, LP owns a sawmill in Quebec, Canada.  Management is not currently operating this facility, primarily due to market conditions.  This facility shares resources, including wood supply and certain infrastructure, with a nearby OSB facility.  Because of these shared resources, LP has evaluated the sawmill and OSB facility as one operation for purposes of impairment analysis.  Should LP be able to separate some or all of the shared resources, LP may be required to evaluate the sawmill separately for impairment purposes, which may result in a future impairment charge.  The net book value of the property, plant and equipment at the sawmill was approximately $7 million at September 30, 2006.

NOTE 13 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2006	December 31, 2005

Environmental reserves	$8.0	$10.1
Hardboard siding reserves	23.6	31.0
Other reserves	1.5	2.3
Total contingency reserves	33.1	43.4
Current portion of contingency reserves	(12.0)	(12.0)
Long-term portion of contingency reserves	$21.1	$31.4

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

NOTE 14 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and nine month periods ended September 30, 2006 and 2005. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2006	2005	2006	2005

Service cost	$2.5	$2.5	$7.5	$7.5
Interest cost	3.9	3.7	11.7	11.1
Expected return on plan assets	(4.6)	(3.9)	(13.8)	(11.7)
Amortization of prior service cost and transition assets	0.3	0.2	0.9	0.6
Recognized net actuarial loss	1.9	1.4	5.7	4.2
Net periodic pension cost	$4.0	$3.9	$12.0	$11.7

Through September 30, 2006, LP recognized $12.0 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $4.0 million of pension expense in the remainder of 2006 for a total of $16.0 million.

Through September 30, 2006, LP made $19 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates making up to $1 million of additional pension contributions for the plans during the remainder of 2006 for a total of $19 to $20 million.

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims.  Such accruals are based upon historical experience and management’s estimate of the level of future claims.  The activity in warranty reserves for the first nine months of 2006 and 2005 are summarized in the following table:

Dollar amounts in millions	September 30, 2006	September 30, 2005

Beginning balance, December 31,	$32.3	$22.2
Accrued to expense	3.7	4.5
Payments made	(5.3)	(3.9)
Total warranty reserves	30.7	22.8
Current portion of warranty reserves	(7.0)	(7.0)
Long-term portion of warranty reserves	$23.7	$15.8

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 16 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain tax positions.  FIN 48 provides a two-step process using a recognition threshold and measurement attribute to evaluate a tax position taken or expected to be taken in a tax return.  Guidance is also provided for derecognition, classification and disclosure of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  LP is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented.  EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  LP is currently evaluating the impact of adopting EITF 06-3 on its disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance on how to measure fair value under GAAP, and expands fair value measurement disclosures.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  LP is currently evaluating the impact of adopting SFAS 157 on its financial position, results of operations and disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  SFAS 158 requires that a company recognize the overfunded or underfunded status of all of its defined benefit postretirement plans as assets and/or liabilities on its statement of financial position, and also recognize as other comprehensive income, net of tax, the gains or losses and prior service costs that arise during the period but are not recognized as components of net periodic benefit cost.  SFAS 158 also requires additional disclosures in the notes to the financial statements.  In addition, SFAS 158 requires that a company measure the defined benefit plan assets and liabilities as of its year-end statement of financial position.  SFAS 158 requires prospective application and is effective for fiscal years ending after December 15, 2006, except for the measurement date requirement, which is effective for fiscal years ending after December 15, 2008.  Presently, LP uses an October 31 measurement date for its defined benefit pension and other postretirement plans.  LP is currently evaluating the impact of adopting SFAS 158 on its financial position and disclosures, however, based on the funded status of the company’s defined benefit pension and other postretirement plans as of October 31, 2005 (the most recent measurement date for which data is available), LP would have been required to decrease its pension assets and increase its pension liabilities, which would have resulted in an estimated additional other comprehensive loss of $18 million, net of taxes, in its consolidated balance sheet as of December 31, 2005.  The actual impact of adopting SFAS 158 may differ significantly based on the market values of plan assets at the measurement date as well as the assumptions used in measuring plan liabilities.  Changes in these values and assumptions since LP’s last measurement date could increase or decrease the expected impact of adopting SFAS 158 on its financial position as of December 31, 2006.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”).  FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods.  Permitted methods include direct expensing, built-in overhaul and deferral.  FSP AUG AIR-1 is effective for fiscal years beginning after December 16, 2006, and retrospective application should be used for all periods presented unless it is impractical to do so.  LP is currently evaluating the impact of adopting FSP AUG AIR-1 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying the materiality of a misstatement, and allows registrants to record a one-time cumulative effect adjustment to beginning of year retained earnings to correct for misstatements that were not deemed material under the registrant’s prior approach.  SAB 108 is effective for fiscal years ending after November 15, 2006.  LP is currently evaluating the impact of adopting SAB 108 on its financial position and results of operations.

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

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 55% of sales during the nine-month period ended September 30, 2006 and almost 60% of sales in the nine-month period ended September 30, 2005.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  However, industry analysts have predicted that the expectation of new capacity coupled with lower new housing activity will likely lead to continued lower pricing for the next eighteen months. During the first nine months of 2006, commodity OSB prices were significantly lower as compared to the same period in the prior year. In response to current market conditions, we plan to take downtime at many of our facilities in our OSB, EWP, Siding and Decking businesses during the fourth quarter of 2006.  The amount of downtime may vary depending on actual market conditions, but we expect that it will exceed the amount of downtime taken during the fourth quarter of 2005 and each of the first three quarters of 2006.

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

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $3.9 million higher if the LIFO inventories were valued at average cost as of September 30, 2006.

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

Workers’ Compensation Self-Insurance Liabilities. We are self-insured for workers’ compensation in most U.S. states.  The liability recorded in our financial statements for self-insured workers’ compensation claims is based on the estimates of a third-party administrator of the future liability based on the specific facts and circumstances of each specific claim at any point in time.  We do not use actuarial data from our past workers’ compensation claims history or general industry experience to project the growth of workers’ compensation claims over time.  Had we done so, our workers’ compensation liabilities might have been higher than the amount we currently have recorded, although we cannot presently estimate by how much. During 2006, we retained an actuarial firm to assist us in projecting the impact of future growth of workers’ compensation claims.

Environmental Contingencies.  Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2006, we excluded from our estimates approximately $1.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2006, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

Our net income for the third quarter of 2006 was $9.5 million, or $0.09 per diluted share, on sales of $535 million, compared to net income for the third quarter of 2005 of $168 million, or $1.53 per diluted share, on sales of $621 million. For the third quarter of 2006, income from continuing operations was $9.9 million, or $0.09 per diluted share, compared to income from continuing operations of $176 million, or $1.59 per diluted share, for the third quarter of 2005.

Our net income for the nine months ended September 30, 2006 was $148 million, or $1.40 per diluted share, on sales of $1.87 billion, compared to the nine months ended September 30, 2005 net income of $370 million, or $3.34 per diluted share, on sales of $1.97 billion. For the nine months ended September 30, 2006, income from continuing operations was $150 million, or $1.41 per diluted share, compared to income from continuing operations of $385 million, or $3.48 per diluted share, for the nine months ended September 30, 2005.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Net sales	$276	$353	-22%	$1,028	$1,173	-12%
Operating profits (losses)	$(9)	$99	-109%	$164	$416	-61%
Depreciation, amortization and cost of timber harvested	$20	$22		$62	$66

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2006 compared to the quarter and nine months ended September 30, 2005 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006 versus 2005		2006 versus 2005
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

OSB	(23)%	4%	(20)%	7%

OSB prices declined for the third quarter and the first nine months of 2006 compared to the corresponding periods of 2005 due to weakening of housing demand coupled with increased industry capacity in OSB. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $95 million for the quarter and $216 million for the first nine months.  For both the quarter and the nine month period, as compared to the corresponding periods of 2005, the increase in sales volume was driven largely by higher production at our existing manufacturing plants and start-up volumes from our Peace Valley joint venture with Canfor Corporation, for which we serve as the North American distributor of this production.

Compared to the third quarter and first nine months of 2005, the primary factors, along with the reduced sales price, for decreased operating profits were the increase in our Canadian denominated manufacturing costs, a portion of the costs associated with the startup of our JV OSB mill and increases in petroleum based raw materials. The Canadian dollar has strengthened significantly since the first nine months of 2005, which causes our Canadian production costs stated in U.S. dollars to increase.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill not yet fully converted to siding.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Net sales	$137	$129	6%	$407	$350	16%
Operating profits	$19	$17	12%	$61	$41	49%
Depreciation, amortization and cost of timber harvested	$5	$4		$14	$12

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
OSB-based siding products	$82	$76	8%	$247	$208	19%
Commodity OSB products	11	6	83%	32	9	256%
Hardboard products	44	47	(6)%	128	133	(4)%
Total	$137	$129	6%	$407	$350	16%

Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2006 compared to the quarter and nine month period ended September 30, 2005 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006 versus 2005		2006 versus 2005
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

OSB-based siding products	3%	4%	6%	9%
Commodity OSB	(23)%	139%	(10)%	319%
Hardboard products	11%	(20)%	9%	(13)%

For the third quarter and first nine months of 2006 compared to the corresponding periods in the prior year, sales volume increased in our OSB-based siding product line as well as for commodity OSB produced at one of our siding mills. Increases in our OSB-based siding product line were a result of market share gains as well as continued development of our siding trim business. The increase in commodity OSB shipment volume is related to our transfer, as of January 1, 2006, of our siding production at our Silsbee, Texas mill to one of two lines at our Hayward, Wisconsin OSB facility. Currently, the Hayward mill continues to produce commodity OSB on one of its two production lines.  In our hardboard product line, sales volume declined and sales prices increased due to a change in product mix that included more siding and less industrial board.

Overall, improvements in operating results for our siding segment for the third quarter and first nine month of 2006 compared to the same periods of 2005 were primarily due to increased sales volumes and prices in our OSB-based siding products and improved operating performance due to the transfer of siding production to our more efficient Hayward facility discussed above. These improvements were partially offset by increases in energy and resin costs.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Net sales	$93	$101	(8)%	$315	$331	(5)%
Operating profits	$8	$8	5%	$29	$26	12%
Depreciation, amortization and cost of timber harvested	$4	$4		$10	$11

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
LVL	$39	$41	(5)%	$141	$143	(1)%
I-Joist	43	48	(10)%	142	151	(6)%
Other	11	12	(8)%	32	37	(14)%
Total	$93	$101	(8)%	$315	$331	(5)%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2006 compared to the quarter and nine months ended September 30, 2005 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006 versus 2005		2006 versus 2005
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

LVL	(2)%	(5)%	3%	(3)%
I-Joist	(4)%	(7)%	5%	(7)%

During both the third quarter and first nine months of 2006, we saw reductions in sales volumes in both LVL and I-Joist. These declines are attributed to a slowdown in the housing market as well as weather related issues, especially extended rain and flooding on the West Coast which occurred primarily in the second quarter of 2006.  For the quarter, net average selling prices declined slightly as we began to see price pressure. For the nine month period ended September 30, 2006 compared to the same period of 2005, average net selling prices were higher due to several price increases implemented in the latter half of 2005 that remained in effect throughout 2006. Our focus continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.

For the third quarter of 2006 compared to the corresponding period in the prior year, the results of operations for EWP were slightly higher primarily due to reductions in raw material costs (primarily OSB and lumber) which were partially offset by lower volumes and sales prices. For the first nine months of 2006 compared to the corresponding period in the prior year, the results of operations for EWP were higher primarily due to higher sales prices and some reductions in raw material costs (primarily OSB and lumber) which were partially offset by lower volumes, increases in conversion costs and the negative effect of the higher Canadian dollar exchange rate.

OTHER PRODUCTS

Our other products category includes our moulding business, composite decking business, Chilean operations and our joint venture that produces and sells cellulose insulation.  Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Net sales	$29	$40	(28)%	$116	$129	(10)%
Operating profits (losses)	$(5)	$1	(457)%	$3	$12	(77)%
Depreciation, amortization and cost of timber harvested	$4	$2		$9	$6

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Decking	$8	$18	(56)%	$46	$58	(21)%
Moulding	9	9	—	31	32	(3)%
Chile	8	8	—	27	24	13%
Other	4	5	(20)%	12	15	(20)%
Total	$29	$40	(28)%	$116	$129	(10)%

Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2006 compared to the quarter and nine month period ended September 30, 2005 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006 versus 2005		2006 versus 2005
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

Decking	16%	(55)%	10%	(11)%
Moulding	(4)%	5%	(4)%	1%

For the third quarter of 2006 compared to the third quarter of 2005, we saw a decline in sales volumes for our decking business and a slight increase in our moulding business. Lower sales volumes in our decking operations are related to slower shipments to our distributors due to lower end user demand. In our moulding business, we saw a slight increase in volume due to increased activities in our home center business.  Overall, the operating profits of this category were lower compared to the third quarter of 2005 primarily due to the low sales volumes and increased costs due to inefficiencies in our decking operations.

For the first nine months of 2006 compared to first nine months of 2005, we had a decline in sales volumes for our decking business. The decline in this business came primarily in the third quarter. Volumes had increased during the first six months of 2006 due to the release of finished goods inventory from shipments held in the fourth quarter of 2005 pending resolution of a product certification issue. This issue was resolved in early 2006 although emerging certification standards may affect us in the future. In our moulding business, our sales volumes remained flat. In our Chilean operation, we continued to see higher sales due to increases in both commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets.  Overall, operating profits from this category showed a significant decline in the nine month period primarily due to lower sales volumes and increased costs due to inefficiencies in our decking operations and reductions due to lost margin on decking accessories. Our supplier of decking accessories began selling direct to customers in 2006.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For both the third quarter and the first nine months of 2006 compared to the same periods in 2005, general corporate expenses increased. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in both the third quarter and the first nine months of 2006 primarily resulted from higher legal expenses associated with a lawsuit resolved earlier this year and ongoing litigation and stock compensation expenses and the timing of audit fees. Additionally, during the second quarter of 2005, we recorded several non-recurring credits that reduced reported expenses. During the second quarter of 2006, we announced an agreement with the Tennessee Titans for a stadium naming rights sponsorship. Under this agreement, the Titans stadium in Nashville, Tennessee is now called “LP Field”. This agreement calls for us to have stadium naming rights for up to 10 years at a cost of approximately $3 million per year.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in the third quarter and first nine months of 2006 was lower compared to the corresponding periods of 2005 due to a lower average amount of debt outstanding. Investment income in the third quarter and first nine months of 2006 was higher than in the corresponding periods of 2005 due to higher investment rates of return. Capitalized interest for the first nine months of 2006 was $2.6 million compared to $1.7 million in the first nine months of 2005.

DISCONTINUED OPERATIONS

Included in discontinued operations for the first nine months of 2006 and 2005 are the results of the operations of mills that have been or are to be divested. At September 30, 2006, we had no operations classified as discontinued.  For the first nine months of 2006, the loss on discontinued operations relates to residual losses from previously discontinued operations.  For the first nine months of 2005, our discontinued operations included two lumber mills and our vinyl operations.

Included in the operating losses of discontinued operations for the third quarter of 2005 are a $17 million impairment charge on assets held for sale and a gain of $3.7 million on the sale of a non-operating lumber facility in Idaho.  In addition to the above, during the nine-month period ended September 30, 2005, we recorded a charge of $3.3 million for employee severance costs associated with the permanent closure of a cedar lumber mill, a charge of $0.8 million for employee severance costs associated with a sold lumber mill, a $5 million impairment charge on assets held for sale and a gain of $1.6 million on the sale of a lumber facility in Michigan.

INCOME TAXES

Income before taxes and tax provision (benefit) for the quarters and nine month periods ended September 30, 2006 and 2005 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Continuing operations	$4.8	$109.0	$207.4	$434.4
Discontinued operations	(0.6)	(12.0)	(2.6)	(24.6)
	4.2	97.0	204.8	409.8
Total tax provision (benefit) on operations	(5.3)	30.5	56.5	130.5
After-tax income before repatriation	9.5	66.5	148.3	279.3
Tax effect of repatriation	—	101.7	—	91.0
Net income	$9.5	$168.2	$148.3	$370.3

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

For the nine months ended September 30, 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relate to our foreign debt structure, state income taxes, corrections of prior year estimates and a reduction in our Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate. For the nine months ended September 30, 2005, the primary difference between the U.S. statutory rate of 35% and the effective rate on continuing operations, before the effect of the earnings repatriation discussed below, relates to differences associated with the recognition of the manufacturing deduction enacted with the American Jobs Creation Act of 2004, a significant portion of income that will be taxable in foreign jurisdictions at lower tax rates and interest deductible for income tax purposes that is eliminated in the consolidation process.

During the third quarter of 2005, LP finalized its plans to repatriate accumulated earnings from its Canadian subsidiaries to the U.S. under the provisions of the American Jobs Creation Act of 2004.  LP decided to repatriate approximately $511 million of Canadian earnings in the fourth quarter of 2005 which resulted in an increase in current US federal and state taxes payable of approximately $31 million and additional Canadian withholding taxes, net of tax benefit, of $22 million.  LP had previously anticipated repatriating a portion of the earnings as a dividend to the U.S. and accordingly, had accrued a tax liability of $155 million through June 30, 2005 ($144.3 million at December 31, 2004).  The American Jobs Creation Act of 2004 provided for a dividends received deduction for 85% of the qualified portion of this dividend and, therefore, in the third quarter of 2005, LP reversed $91 million of tax liabilities accrued in prior years as well as $10.7 million accrued in the first six months of 2005.

The components and associated estimated effective income tax rates applied to the nine month periods ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,
	2006		2005
	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$57.5	28%	$140.0	32%
Discontinued operations	(1.0)	38%	(9.5)	38%
Effect of repatriation	—		(91.0)
	$56.5	28%	$39.5	10%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Plans and for Termination Benefits” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits (revised 2003).”  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.  We estimate that our defined benefit pension expense for 2006 will be approximately $16 million.  That estimate assumes that we have no curtailment or settlement expenses in 2006.  If a curtailment or settlement does occur in 2006, this estimate may change significantly.  We estimate that we will contribute approximately $19 to $20 million to these plans in 2006.  As of September 30, 2006, we had contributed approximately $19 million to these plans. At December 31, 2005, we had an unrecognized loss of $93 million associated with our defined benefit pension plans.  The amortization of this unrecognized loss will account for approximately 48% of our 2006 pension expense.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2005, Note 18 of the Notes to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Cumulative statistics under hardboard settlements are as follows:

	September 30, 2006	June 30, 2006	December 31, 2005
Requests for claims	52,800	50,400	46,300
Completed claims received	38,400	36,000	32,100
Completed claims pending	1,700	1,900	2,500
Claims dismissed	9,400	9,200	8,800
Claims settled	27,300	24,900	20,800

The average payment amount for settled claims as of September 30, 2006 was $1,100 and June 30, 2006 and December 31, 2005 was $1,200. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first nine months of 2006, we generated $193 million of cash from operating activities compared to $376 million in the first nine months of 2005. The decrease in cash provided by operations in the first nine months of 2006 was primarily a result of lower operating profits from our OSB business compared to the same period of 2005. Additionally, due to the implementation of SFAS 123R, we were required to record the excess tax benefits from stock-based compensation as a financing activity versus an operating activity where it was recorded in the comparable prior year period.

INVESTING ACTIVITIES

During the first nine months of 2006, we used approximately $230 million in investing activities. Capital expenditures in the first nine months were $123 million and related primarily to the initial costs associated with our OSB mill in Alabama, OSL (oriented strand lumber) facility in Houlton, Maine and improvements in our OSB siding facilities to expand our siding capacities. Additionally, we contributed $7 million to our joint ventures with Canfor Corporation and Abitibi Consolidated for working capital requirements. We also used approximately $4.6 billion to purchase investments with maturities in excess of 90 days and received $4.4 billion on the sale of these types of investments.  We received $71 million in proceeds from our notes receivable from asset sales.

During the first nine months of 2005, net cash provided by investing activities was approximately $85 million.  Capital expenditures in the first nine months were $111 million and related primarily to capital projects to reduce production costs in our OSB facilities as well as increase capacity in our decking operations.  Additionally, we contributed an aggregate of $64 million to our joint venture with Canfor Corporation to continue construction of an OSB facility in British Columbia, Canada and to our joint venture with Abitibi  Consolidated for the construction of a second I-Joist facility in Quebec, Canada.  We also used approximately $3.2 billion to purchase investments with maturities in excess of 90 days to increase the returns on our investments and received $3.4 billion on the sale of these types of investments.

Capital expenditures for 2006 are expected to total about $240 million for projects to expand our OSB capacity (primarily through Alabama mill mentioned above), EWP (primarily through the OSL facility mentioned above) and siding operations. Also included in the $240 million are projects to reduce our energy, raw materials and resin costs in our current OSB mills.

FINANCING ACTIVITIES

In the first nine months of 2006, net cash used in financing activities was $271 million as compared to $349 million in the first nine months of 2005. In the first nine months of 2006, we generated $6 million in proceeds from the sale of common stock under our various equity compensation plans, received a tax benefit of $3 million related to these sales and paid cash dividends of $48 million. Additionally, in the first nine months of 2006, we repaid $191 million of our debt. We also repurchased two million shares of our common stock at a cost of $41 million. In the first nine months of 2005, we generated $12 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $39 million.  Additionally, we repurchased $151 million of our common stock through an accelerated stock buyback program with a financial intermediary.

CREDIT FACILITIES

We have a revolving line of credit, which will expire in September 2009, which provides for a committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At September 30, 2006, we had no borrowings outstanding under the facility. Letters of credit, issued and outstanding, which reduce our borrowing capacity, totaled approximately $35.7 million as of September 30, 2006 and were cash collaterialized with $37.5 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit or make new borrowings under this facility ends in December 2006. We expect to renew this facility prior to year end. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of September 30, 2006 and were cash collateralized with $0.8 million.

We have a $10 million (Canadian or US) uncommitted credit facility in Canada. The facility allows us to finance general operating requirements. At September 30, 2006, we had $0.6 million outstanding under this facility. This amount is included in LP’s Condensed Consolidated Balance Sheet under the caption “Accounts payable and accrued liabilities”.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. A downgrade in our long-term unsecured senior debt rating below Ba3 by Moody’s and/or below BB- by Standard & Poor’s would (either immediately or after the passage of six months or upon the occurrence of other specified events) result in an amortization event under this facility, in which event we would be prohibited from making further borrowings under this facility and the maturity of any outstanding borrowings under this facility would be accelerated. At September 30, 2006, we had no borrowings outstanding under this facility.

The following details our debt ratings as of November 4, 2006:

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

Our decking business, consisting of manufacturing facilities in Selma, Alabama and Meridian, Idaho, is currently operating in a highly competitive and fragmented market and is currently incurring operating losses.  The management team for this business is currently focused on market research to better understand how to meet the needs of decking customers.  Additionally, we have internal resources focused on improving the manufacturing process to help lower costs, improve efficiencies and improve the consistency of quality metrics.  The results of these improvement efforts will be applied to our marketing and production programs in 2007.  However, should these efforts not lead to the expected improvements in operating results, we may be required to recognize an impairment charge related to this business.  The net book value of the property, plant and equipment employed in this business was approximately $40 million at September 30, 2006.

In addition, we own a sawmill in Quebec, Canada.  Management is not currently operating this facility, primarily due to market conditions.  This facility shares resources, including wood supply and certain infrastructure, with a nearby OSB facility.  Because of these shared resources, we have evaluated the sawmill and OSB facility as one operation for purposes of our impairment analysis.  Should we be able to separate some or all of the shared resources, we may be required to evaluate the sawmill separately for impairment purposes, which may result in a future impairment charge.  The net book value of the property, plant and equipment at the sawmill was approximately $7 million at September 30, 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2006, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.2 million annually.

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have in the past entered into foreign exchange contracts associated with certain of our indebtedness and continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk, we historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2006, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarters and nine month periods ended September 30, 2006 and 2005.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Oriented strand board, million square feet 3/8” basis (1)	1,487	1,399	4,538	4,172

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	67	24	200	47

Wood-based siding, million square feet 3/8” basis	245	229	758	744

Engineered I-Joist, million lineal feet (1)	33	40	119	131

Laminated veneer lumber (LVL), thousand cubic feet	1,973	2,277	7,962	8,652

Composite decking, million lineal feet	7	11	38	37

(1) Includes volumes produced by joint venture operations and sold to LP.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005 1st Qtr. Avg.	364
2005 2nd Qtr. Avg.	297
2005 3rd Qtr. Avg.	303
2006 1st Qtr. Avg.	285
2006 2nd Qtr. Avg.	238
2006 3rd Qtr. Avg.	184

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

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over the nationwide OSB class action, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement.  We satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals decided in a 2 to 1 decision to vacate the District Court’s injunction.  We filed a petition with the United States Supreme Court to accept this case for review, but on June 26, 2006, the Supreme Court denied review. As a result of this denial, the injunction will be lifted and the state court judgment of $11.2 million will be entered and our time to appeal that judgment to the Minnesota State Court of Appeals will begin to run.  LP intends to appeal the judgment. Based upon the information currently available, we believe that any further liability related to this case is remote and, accordingly, have not recorded any accrual with respect to our potential exposure.

NATURE GUARD CEMENT SHAKES MATTERS

We are a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that was filed  in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The claims in this action that went to trial, starting December 6, 2005, were breach of express warranties, unfair business practices, and violations of the Consumer Legal Remedies Act (CLRA). The plaintiffs sought general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members.  During the trial, the judge dismissed the CLRA claims and a number of warranty claims and granted our motions to decertify the CLRA class and warranty class. Subsequently, on March 9, 2006, a jury returned a defense verdict on all remaining breach of warranty claims, and on May 23, 2006 the judge signed and filed a Statement of Decision after Court Trial directing entry of judgment in our favor for the remaining class claim of unfair business practices. The judgment incorporating the Statement of Decision was filed on July 20, 2006. Plaintiffs filed a Notice of Appeal on September 12, 2006, without specifying which issues they intend to raise on appeal.

We no longer manufacture or sell fiber cement shakes.   We believe the judgment will be upheld and that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

LOCKHART WOOD TREATMENT FACILITY

During the third quarter of 2004, we received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998.  The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom we acquired the facility in 1983. We, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005.  In the months following the failed mediation, plaintiffs’ attorneys filed 19 separate lawsuits purporting to represent a total of 1429 plaintiffs. Each of these cases was filed in, or removed to, the Federal District Court of Alabama which court has designated a lead case under the caption Melanie Chambers v Pactiv Corp et al CV 2:06-CV-00083-LES-CSC.  Due to the numerous uncertainties associated with the matters alleged in the letter and subsequent lawsuits, including uncertainties regarding the existence, nature, magnitude and causation of the alleged wrongful death, injuries and property damage, responsibility therefore and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters.  LP intends to defend these suits vigorously.

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

We have a high degree of product concentration. OSB accounted for about 55% of our sales in the first nine months of 2006 and 59% of our sales in the first nine months of 2005 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

We are involved in various environmental matters and product liability and other legal proceedings.  The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants.  In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving warranty or non-warranty product liability claims and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use or release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs.  We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount.  However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties.  We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly.  However, no estimate of the range of any such change can be made at this time.  We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established.  We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean Peso.  Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity.  Therefore, a strengthening of the Canadian dollar or the Chilean Peso relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of Common Stock during the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program (1)
	(thousands)		(thousands)	(thousands)

July 1 - 31, 2006	—	—	—	13,264
August 1 - 31, 2006	282	$18.90	282	12,982
September 1 - 30, 2006	718	18.76	718	12,264

Total	1,000	$18.80	1,000

(1) On November 1, 2003, LP’s Board of Directors authorized LP’s management to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately in negotiated transactions.  As of September 30, 2006, the remaining open authorization is 12,264,000 shares.

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

LOUISIANA-PACIFIC CORPORATION

Date: November 6, 2006	By: /s/ Richard W. Frost
Richard W. Frost
Chief Executive Officer

Date: November 6, 2006	By: /s/ Curtis M. Stevens
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)