Form 10-K
period 2006-12-31
LOUISIANA-PACIFIC CORP
filed 2007-03-01
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2006	1-7107

Louisiana-Pacific Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)
414 Union Street, Suite 2000 Nashville, TN 37219	Registrant’s telephone number (including area code)
(Address of principal executive offices)	615-986-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,247,700,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 104,336,178 of Common Stock, $1 par value, outstanding as of March 1, 2007.

Documents Incorporated by Reference

Definitive Proxy Statement for 2007 Annual Meeting: Part III

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

•       changes in tax laws, and interpretations thereof;

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

ABOUT THIRD-PARTY INFORMATION

In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources and other third parties. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

PART I

ITEM 1.                Business

General

Our company, headquartered in Nashville, TN, is a leading manufacturer and distributor of building products. As of December 31, 2006, we had approximately 5,600 employees and operated 28 facilities in the U.S. and Canada and one facility in Chile. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

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

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated that OSB accounts for approximately 58% of the structural panel consumption with plywood accounting for the remainder. We estimate that the overall North American structural panel market is 47 billion square feet with the OSB market comprising an estimated 28 billion square feet of this market. Based upon our production capacity of 6.5 billion square feet (including our joint venture OSB mill with Canfor Corporation), we account for 23% of the OSB market and 14% of the overall North American structural panel market. We believe we are the largest and one of the most efficient producers of OSB in North America.

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

Additionally, as market demand warrants, amounts of commodity OSB are produced and sold in this segment.

Engineered Wood Products

Our Engineered Wood Products (EWP) segment manufactures and distributes I-joists and laminated veneer lumber (LVL) and other related products. In 2006, we began construction on an oriented strand lumber facility (OSL) in Houlton, Maine. We believe that in North America we are one of the top three producers of I-joists and LVL. A plywood mill associated with our LVL operations in British Columbia is also included in this segment.

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

Other Products

Our other products category includes our composite decking, decorative moulding, Chilean OSB operations and our joint venture that produces cellulose insulation. Additionally, our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2006, our top 10 customers accounted for approximately 47% of our sales, with the largest customer accounting for no more than 8% of our sales. Because a significant portion of our sales are from OSB that is a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

We purchase approximately 63% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (37%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

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

The U.S. government has enacted regulations related to Maximum Achievable Control Technology (MACT). MACT regulations govern the manner in which we measure and control the emissions from our manufacturing facilities into the air. We anticipate, based upon our current facilities that we will be required to spend between $7 million and $10 million over the next several years to comply with these regulations.

Additional information concerning environmental matters is set forth under Item 3, Legal Proceedings, and in Note 18 of the Notes to the financial statements included in item 8 of this report.

Employees

We employ approximately 5,600 people, about 800 of whom are members of unions. We consider our relationship with our employees generally to be good. There can be no assurance, however, that work stoppages will not occur. During 2006, one union contract relating to a manufacturing facility in Canada expired and has not yet been renewed.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, NE., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330.

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

Segment and Price Trend Data

The following table sets forth, for each of the last three years: (1) production volumes; (2) the average wholesale price of OSB sold in the United States; and (3) logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 23 of the Notes to the financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.

Product Information Summary
For Years Ended December 31 (Dollar amounts in millions, except per unit)

	2006	2005	2004
PRODUCTION VOLUMES(1)
OSB, 3/8" basis, million square feet	6,011	5,609	5,547
Wood-based siding, 3/8" basis, million square feet	953	963	1,033
Engineered I-joists, million lineal feet	149	166	160
Laminated veneer lumber, thousand cubic feet	9,466	11,184	11,860
Composite decking, million lineal feet	40	46	40
COMMODITY PRODUCT PRICE TRENDS(2)
OSB, MSF, 7/16"-24/16" span rating (North Central price)	$210	$320	$370
% LOGS BY SOURCES(3)
Private cutting contracts	16	14	11
Government contracts	37	41	31
Purchased logs	47	45	58
Total volumes—million board feet	2,417	2,774	2,367

(1)          Includes production at joint ventures

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

We have a high degree of product concentration.   OSB accounted for about 54% of our sales in 2006 and 60% of our sales in 2005 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.   According to Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity increased by about 6 billion square feet from 2000 to 2006 on a 3/8-inch equivalent basis and is projected to increase by approximately 12 billion square feet in the 2007 to 2011 period. RISI has projected that total North American demand for OSB will increase by about 13 billion square feet during the same 2007 to 2011 period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.

Intense competition in the building products industry could prevent us from increasing or sustaining our net sales and profitability.   The markets for our products are highly competitive. Our competitors range from very large, fully integrated forest and building products firms to smaller firms that may manufacture only one or a few types of products. We also compete less directly with firms that manufacture substitutes for wood building products. Many of our competitors have greater financial and other resources than we do, and certain of the mills operated by our competitors may be lower-cost producers than the mills operated by us.

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs.   The most significant raw material used in our operations is wood fiber. We currently obtain about 63% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia is not covered by treaties and, as a result, the claims of British Columbia’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of British Columbia and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. It is possible that, over the long term, such claims could have an adverse effect on our business, financial condition and results of operations.

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

Settlements of tax exposures may exceed the amounts we have established for known estimated tax exposures.   We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have established appropriate reserves for known estimated exposures; however, if actual results differ materially from our estimates we could experience a material adverse affect on our financial condition, results of operations and cash flows.

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

ORIENTED STRAND BOARD

Oriented Strand Board Panel Plants(1)

13 plants—5,690 million square feet annual capacity, 3/8 ” basis

3 shifts per day, 7 days per week	Square feet in millions
Athens, GA	375
Carthage, TX	450
Chambord, Quebec, Canada	470
Dawson Creek, BC, Canada	390
Hanceville, AL	375
Houlton, ME	280
Jasper, TX	450
Maniwaki, Quebec, Canada	650
Roxboro, NC	470
Sagola, MI	410
Silsbee, TX	350
St. Michel, Quebec, Canada	500
Swan Valley, Manitoba, Canada	520

SIDING

Oriented Strand Board Siding and Specialty Plants

4 plants—930 million square feet annual capacity, 3/8 ” basis

3 shifts per day, 7 days per week	Square feet in millions
Newberry, MI	150
Hayward, WI(2)	475
Tomahawk, WI	150
Two Harbors, MN	155

Hardboard plants

2 plants—420 million square feet capacity, 3/8 ” inch basis

3 shifts per day, 7 days per week	Square feet in millions
Roaring River, NC	300
East River, Nova Scotia, Canada(3)	120

ENGINEERED WOOD PRODUCTS

I-joist Plants(4)

1 plant—80 million lineal feet annual capacity

1 to 3 shifts per day, 5 days per week	Lineal feet in millions
Red Bluff, CA	80

LVL Plants

3 plants—12,600 thousand cubic feet annual capacity

1 to 3 shifts per day, 5 days per week	Cubic feet in thousands
Hines, OR	4,000
Golden, BC, Canada	4,000
Wilmington, NC	4,600

OTHER(5)

Plastic Mouldings Plant

1 plant—300 million lineal feet annual capacity

3 shifts per day, 7 days per week	Lineal feet in millions
Middlebury, IN	300

Wood Composite Decking

2 plants—48 million lineal feet capacity

3 shift per day, 5 days per week	Lineal feet in millions
Meridian, ID	18
Selma, AL	30
OSB	Panguipulli, Chile
Plywood	Golden, BC, Canada
Lumber	St. Michel, Quebec, Canada

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	7,900,000
Manitoba	6,300,000
Nova Scotia	900,000
Quebec	31,500,000
Total timberlands under license agreements in Canada	46,600,000

(1)          In addition to the plants described, our 50/50 joint venture with Canfor Corporation owns and operates a plant in Peace Valley, British Columbia, Canada, that has an annual production capacity of 820 million square feet of OSB.  The land upon which this plant is located is leased from a third party.

(2)          The Hayward, WI OSB siding facility produces both commodity OSB and OSB siding.

(3)          The East River, Nova Scotia, Canada plant produces both hardboard panel products and hardboard siding products.

(4)          In addition to the plant described, our 50/50 joint venture with Abitibi-Consolidated owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The annual production capacity of these facilities is 140 million lineal feet.

(5)          The above table does not reflect the 12 cellulose insulation facilities that are operated by U.S. GreenFiber, LLC LP’s 50/50 joint venture with Casella Waste Systems.

We also have timber-cutting rights on approximately 47,100 acres on government and privately owned timberlands in the U.S.

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

SIDING MATTERS

On October 15, 2002, a jury returned a verdict of $29.6 million against us in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by us and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. We satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals decided in a 2 to 1 decision to vacate the District Court’s injunction.  As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. On January 19, 2007, LP filed its notice of appeal to the Minnesota State Court of Appeals. Based upon the information currently available, we believe that any further liability related to this case is remote and, accordingly, have not recorded any accrual with respect to our potential exposure.

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

We no longer manufacture or sell fiber cement shakes.  We believe the judgment in our favor will be upheld and that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

LOCKHART WOOD TREATMENT FACILITY

During the third quarter of 2004, we received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from our wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom we acquired the facility in 1983. We, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the months following the failed mediation, plaintiffs’ attorneys filed 19 separate lawsuits purporting to represent a total of 1429 plaintiffs. Each of these cases was filed in, or removed to, the United States District Court for Alabama, which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al CV 2:06-CV-00083-LES-CSC. Due to the numerous uncertainties associated with the matters alleged in the letter and subsequent lawsuits, including uncertainties regarding the existence, nature, magnitude and causation of the alleged wrongful death, injuries and property damage, responsibility therefore and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters. LP intends to defend these suits vigorously.

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

No matter was submitted to a vote of LP’s security holders during the fourth quarter of 2006.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2006 High	$29.75	$28.83	$21.95	$22.54
Low	25.06	21.03	18.05	18.59
2005 High	$28.73	$26.26	$27.80	$28.69
Low	24.31	22.06	23.78	24.61

As of February 18, 2007, there were approximately 8,439 holders of record of our common stock. For the year ended December 31, 2005, LP paid cash dividends of $0.475 per share and for the year ended December 31, 2006, LP paid $0.60 per share. We currently have no restrictions as to the payment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

On November 1, 2003, the Board of Directors authorized LP to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately negotiated transactions. LP did not repurchase any of its shares during the fourth quarter of 2006. As of December 31, 2006, the remaining open authorization is 12,264,000 shares.

PERFORMANCE GRAPH

The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2001, through December 31, 2006, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

ITEM 6.                Selected Financial Data

	2006(4)	2005(3)	2004	2003(2)	2002(1)
Year ended December 31	Dollar amounts in millions, except per share
SUMMARY INCOME STATEMENT DATA
Net sales	$2,235.1	$2,598.9	$2,730.7	$2,168.7	$1,482.5
Income (loss) from continuing operations before cumulative effect of change in accounting principle	125.5	475.8	420.2	280.7	(9.3)
Income (loss) from discontinued operations	(1.8)	(19.2)	0.5	(8.3)	(48.9)
Net income (loss)	123.7	455.5	420.7	272.5	(62.0)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$1.19	$4.37	$3.88	$2.66	$(0.09)
Net income (loss) per share—basic	$1.18	$4.18	$3.88	$2.58	$(0.59)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$1.19	$4.34	$3.84	$2.64	$(0.09)
Net income (loss) per share—diluted	$1.17	$4.15	$3.84	$2.56	$(0.59)
Average shares of common stock outstanding (millions)
Basic	105.1	109.0	108.3	105.5	104.6
Diluted	105.5	109.7	109.6	106.5	104.6
Cash dividends declared per common share	$0.60	$0.475	$0.30	—	—
SUMMARY BALANCE SHEET INFORMATION
Total assets	$3,436.4	$3,598.0	$3,450.6	$3,204.4	$2,780.0
Long-term debt, excluding current portion	$644.6	$734.8	$622.5	$1,020.7	$1,077.0
Contingency reserves, excluding current portion	$25.6	$31.4	$42.1	$55.6	$106.1
Stockholders’ equity	$2,067.4	$2,042.9	$1,767.8	$1,310.9	$1,006.2

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

(4)          As of January 1, 2006, LP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and as of December 31, 2006, LP adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 54% of continuing sales in 2006, 60% in 2005 and 64% in 2004.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future. However, industry analysts have forecasted that the expectation of new capacity coupled with lower new housing activity will likely lead to continued lower pricing for the next twelve to eighteen months. During 2006, commodity OSB prices declined significantly as compared to 2005. During 2005, commodity OSB prices moderated compared to 2004 but nonetheless remained at relatively high cyclical levels. We also experienced significant increases in the cost of petroleum-based raw materials, energy and wood (including log delivery costs) throughout our businesses. In our non-commodity based businesses, we were able to implement price increases to partially mitigate these cost increases. We expect the costs of these inputs to remain at relatively high levels, and possibly to increase further, in the foreseeable future.

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

Our operating results reflect the relationship between the amount of our revenues and our costs of production and other operating costs and expenses. Our costs of production are affected by, among other factors, costs of raw materials (primarily wood fiber and various petroleum-based resins) and energy costs, which in turn are affected by the overall market supply of and demand for these manufacturing inputs. The Canadian dollar strengthened against the U.S. dollar in 2006, causing our costs, as reported in U.S. dollars, to rise.

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

Source: Resource International Systems, Inc. (RISI)

Repair and Remodeling.   Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America. As can be seen from the chart above, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of 25-35 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. We believe that the growth rate in spending on repair and remodeling over the last three years has been in the 4-6% range, and has been driven by increased same store sales and the addition of new stores.

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

Supply of Building Products.

OSB is a commodity product, and all of our products are subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity. According to Resource International Systems Inc. (RISI), an economic consulting firm, total North American OSB annual production is projected to increase by approximately 11.6 billion square feet in the period from 2007 to 2011 while plywood production is projected to decline by 6.4 billion square feet for the same period. The chart below depicts the North America structural wood market in billions of square feet.

Product Pricing.

Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 1993 through 2006, as calculated by Random Lengths, an industry publication, is presented below. RISI’s forecast (as of December 2006) for average North Central wholesale price for OSB (per thousand square feet 7/16” basis) through 2011 is also shown.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements in item 8 of this report is a discussion of our significant accounting policies and significant accounting estimates and judgments. The discussion of each of the policies and estimates outlines the specific accounting treatment related to each of these accounting areas.

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.   We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.8 million higher if the LIFO inventories were valued at average cost as of December 31, 2006.

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

Environmental Contingencies.   Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2006, we excluded from our estimates approximately $1.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2006, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating losses and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Workers’ Compensations.   We are self insured for most of our U.S. employees workers’ compensation claims. We account for these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters. The amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.

RESULTS OF OPERATIONS

We earned net income of $123.7 million ($1.17 per diluted share) in 2006, which was comprised of income from continuing operations of $125.5 million ($1.19 per diluted share) and a loss from discontinued operations of $1.8 million ($0.02 per diluted share). This compares to a net income of $455.5 million ($4.15 per diluted share) in 2005, which was comprised of income from continuing operations of $475.8 million ($4.34 per diluted share), a loss from discontinued operations of $19.2 million ($0.18 per diluted share) and a cumulative effect of a change in accounting principle of $1.1 million ($0.01 per diluted share). We earned $420.7 million ($3.84 per diluted share) in 2004, which was comprised of income from continuing operations of $420.2 million ($3.84 per diluted share) and income from discontinued operations of $0.5 million.

Sales in 2006 were $2.2 billion, a decrease of 14% from 2005 sales of $2.6 billion. Sales in 2005 as compared to 2004 were lower by 5%. The decreases in 2006 and 2005 were both largely attributable to changes in OSB pricing, which is discussed further below. Additionally, in 2006, the U.S. housing market slowed significantly as compared to the comparable periods which affected all of our businesses.

Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 23 of the Notes to the financial statements included in item 8 of this report for further information regarding our segments.

OSB

Our OSB segment manufactures and distributes OSB structural panels. Our OSB segment also sells 100% of the volume sold in North America that is manufactured at a Canadian OSB plant owned by our joint venture with Canfor Corporation (Canfor). This plant began production in November of 2005.

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

OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages (for the year ended December 31, 2006) include wood (35%), resin and wax (20%), labor and burden (15%), utilities (8%) and manufacturing and other (22%).

Segment profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2006	2005	2004	2006 – 2005	2005 – 2004
	(in millions)
Sales	$1,212.2	$1,560.4	$1,749.0	(22)%	(11)%
Operating profits	$109.6	$528.4	$829.7	(79)%	(36)%
Depreciation, amortization and cost of timber harvested	$78.2	$87.7	$94.0

Percent changes in average sales prices and unit shipments for the year ended 2006 compared to 2005 and 2005 compared to 2004 are as follows:

	2006 versus 2005		2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(27)%	3%	(11)%	—

2006 compared to 2005

OSB prices declined during 2006 compared to 2005 due to weakening housing demand coupled with increased industry capacity in OSB. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $393 million for the year ended December 31, 2006 as compared to 2005. As compared to the corresponding period of 2005, the increase in sales volume was driven largely by higher production at our existing manufacturing plants and start-up volumes from our Peace Valley joint venture with Canfor Corporation, for which we serve as the North American distributor.

Compared to the year ended December 31, 2005, the primary factors, along with the reduced sales price, for decreased operating profits were the increase in our Canadian dollar denominated manufacturing costs, a portion of the costs associated with the startup of our JV OSB mill and increases in petroleum based raw materials. The Canadian dollar has strengthened significantly since 2005, which causes our Canadian production costs stated in U.S. dollars to increase. Additionally, during the fourth quarter of 2006, we curtailed a portion of our OSB operations due to the weakened demand which resulted in higher per unit costs.

2005 compared to 2004

OSB prices declined during 2005 compared to 2004 due in large part to increased industry capacity which softened prices from the prior year. Lower average selling prices accounted for reduced net sales and operating profits of approximately $225 million for the year ended December 31, 2005 compared to 2004.

Compared to the prior year, the primary factor for decreased operating profits was the lower average selling prices discussed above. Additionally, we experienced a significant increase in the cost of petroleum-based raw materials (principally resins), delivered log costs and energy costs. Compared to 2004, resin costs per unit increased over 30% and delivered log cost per unit increased about 6% for the same period. Additionally, a significant portion of our OSB costs are denominated in Canadian dollars. The Canadian dollar has strengthened significantly since 2004 which caused our costs stated in U.S. dollars to increase. Additionally, LP recorded losses related to the Canfor joint venture in 2005, because the facility did not begin production until November 2005 and was incurring administrative costs throughout the year.

Siding

Our siding segment produces and markets composite wood siding and related accessories, interior hardboard products and commodity OSB products. We believe that we are the leading wood composite exterior cladding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.

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

Segment profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2006	2005	2004	2006 – 2005	2005 – 2004
	(in millions)
Sales	$493.4	$453.5	$430.7	9%	5%
Operating profits	$67.3	$45.2	$51.9	49%	(13)%
Depreciation, amortization and cost of timber harvested	$18.1	$16.2	$15.0

Sales in this segment are broken down as follows:

Year ended December 31,	2006	2005	2004
	(in millions)
OSB-based exterior products	$288.3	$268.7	$251.9
Commodity OSB	48.5	14.0	8.6
Hardboard siding	156.6	170.8	170.2
Total	$493.4	$453.5	$430.7

Percent changes in average sales prices and unit shipments for the year ended 2006 compared to 2005 and 2005 compared to 2004 are as follows:

	2006 versus 2005		2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	6%	3%	4%	(1)%
Commodity OSB	(28)%	215%	13%	48%
Hardboard siding	6%	(14)%	18%	(13)%

2006 compared to 2005

Sales volume increased in our OSB-based siding product line as well as for commodity OSB produced at one of our siding mills for the year ended December 31, 2006 as compared to the prior year. Increases in unit shipments in our OSB-based exterior siding product line were a result of market share gains as well as continued development of our siding trim business. The increase in commodity OSB shipment volume is related to our transfer, as of January 1, 2006, of our siding production at our Silsbee, Texas mill to one of two lines at our Hayward, Wisconsin facility. Currently, the Hayward mill continues to produce commodity OSB on one of its two production lines; however, we are in the process of commissioning the second siding production line which will be operational in 2007. In our hardboard product line, sales volume declined and sales prices increased due to a change in product mix that included more siding and less industrial board.

Overall, improvements in operating results for our siding segment for the year ended December 31, 2006 compared to 2005 was primarily due to increased sales volumes and prices in our OSB-based siding products and improved operating performance due to the transfer of siding production to our more efficient Hayward facility discussed above. These improvements were partially offset by increases in energy and resin costs.

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

The commodity OSB volume increased significantly in 2005 due to market demands in the Southern U.S. for OSB especially in the later portion of 2005 due to the fall hurricanes. See the discussion in our OSB segment above for a discussion of changes in commodity OSB pricing. Additionally, due to persistent operational problems at our Silsbee Texas mill, we sold large quantities of off-grade siding material which sells at a substantially lower margin. In the fall of 2005, we decided to move siding production from Silsbee to one of two lines at our Hayward, Wisconsin OSB facility beginning in 2006 and to use this facility solely to produce commodity OSB.

Overall, the decline in 2005 operating results for our siding segment compared to 2004 was primarily due to the poor operating performance at our Silsbee, Texas mill mentioned above and increased costs for delivered logs, energy and resin. These declines were partially offset by increased sales prices.

Engineered Wood Products

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-joists and other related products. This segment also sells 100% of the I-Joist production of two facilities owned within our joint venture with Abitibi Consolidated. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.

Our strategy is to strengthen our brand name recognition in the EWP market by enhancing our product mix and quality, providing superior technical support for our customers and leveraging our sales and marketing relationships to cross-sell our EWP products. Additionally, we are seeking to drive costs down by rationalizing production capacity across geographic areas and improving operating efficiencies in our manufacturing facilities.

Segment profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,	2006	2005	2004	2006 – 2005	2005 – 2004
	(in millions)
Sales	$392.0	$431.4	$399.4	(9)%	8%
Operating profits	$33.2	$34.0	$7.2	(2)%	372%
Depreciation, amortization and cost of timber harvested	$13.9	$14.7	$16.6

Sales in this segment are broken down as follows:

Year ended December 31,	2006	2005	2004
	(in millions)
LVL	$173.4	$186.7	$164.7
I-joist	177.3	197.8	174.7
Plywood	5.5	11.2	28.7
Related products	35.8	35.7	31.3
Total	$392.0	$431.4	$399.4

Percent changes in average sales prices and unit shipments for the year ended 2006 compared to 2005 and 2005 compared to 2004 are as follows:

	2006 versus 2005		2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	—	(9)%	17%	(3)%
I-joist	—	(14)%	16%	1%

2006 compared to 2005

During 2006, we experienced reductions in sales volumes in both LVL and I-Joist. These declines are attributed to a slowdown in the housing market as well as weather related issues, especially extended rain and flooding on the West Coast which occurred primarily in the second quarter of 2006. Although, net average selling prices remained flat for 2006, we are beginning to see price pressure. For the year ended December 31, 2006 as compared to the prior year, the results of operations for EWP were slightly lower due primarily to reduced sales volumes. Additionally, we recognized some reductions in raw material costs (primarily OSB and lumber) which were offset by increases in conversion costs due to lower volumes.

2005 compared to 2004

During 2005, we experienced slowing sales volumes in LVL and a slight increase in I-joist sales volumes. This comes after two years of double-digit growth per year in both product lines. Sales prices increased due to several significant price increases both at the end of 2004 and early in 2005 to offset higher raw material costs. Our focus continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships.

The results of operations of our EWP segment improved significantly primarily due to significant price increases which more than offset increases in raw material costs (primarily veneer, OSB and lumber) over the prior year.

Other Products

Our other products category includes our moulding, composite decking business, Chilean operations and our joint venture that produces cellulose insulation. Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Profits for this category and related depreciation, amortization and cost of timber harvested for this category are as follows:

				Increase (decrease)
Year ended December 31,	2006	2005	2004	2006 – 2005	2005 – 2004
	(in millions)
Sales	$139.0	$163.7	$161.6	(15)%	1%
Operating profits (losses)	$(5.8)	$13.0	$14.7	(145)%	(12)%
Depreciation, amortization and cost of timber harvested	$12.2	$9.0	$7.2

Sales in this category are broken down as follows:

Year ended December 31,	2006	2005	2004
	(in millions)
Mouldings	$38.7	$42.2	$42.2
Chilean operation	36.3	34.0	26.5
Decking	47.7	70.5	67.1
Other	16.3	17.0	25.8
Total	$139.0	$163.7	$161.6

For decking and moulding, percent changes in average sales prices and unit shipments for the year ended 2006 compared to 2005 and 2005 compared to 2004 are as follows:

	2006 versus 2005		2005 versus 2004
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Moulding	(5)%	(4)%	1%	(1)%
Decking	7%	(23)%	3%	(2)%

2006 compared to 2005

For the year ended December 31, 2006 compared to 2005, we experienced a decline in sales volumes for our decking business. The decline in this business came primarily in the third and fourth quarters. Volumes had increased during the first six months of 2006 due to the release of finished goods inventory from shipments held in the fourth quarter of 2005 pending resolution of a product certification issue. Although, this issue was resolved in early 2006, emerging certification standards may affect us in the future. In our moulding business, our sales volumes declined slightly. In our Chilean operation, we continued to see higher sales due to increases in both commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets. Overall, operating profits from this category showed a significant decline in 2006 due to lower sales volumes and increased costs due to inefficiencies in our decking operations and reductions due to lost margin on decking accessories. Our supplier of decking accessories began selling direct to customers in 2006.

2005 compared to 2004

During 2005, we continued to see strength in sales in our decking and Chilean businesses. Our moulding sales were flat while our other businesses in this category all showed declining sales. In our mouldings product line, we saw relatively flat sales volumes with slightly higher sales prices. During the year, we were notified of a loss of a key customer, although that customer continued to purchase product from us throughout 2005. We expect to lose these sales in 2006, but have added a new key customer that will partially offset the lost volume. In our composite decking business, we saw a slight decrease in volumes as we terminated some of our distributors and replaced them with the BlueLinx distribution network. While we believe that this replacement will lead to increases in sales in 2006, it caused a disruption in our sales volumes during the latter portion of 2005 as current distributors worked through existing inventory. For both our moulding and decking operations, we saw significant increases in the price of petroleum-based raw materials which negatively impacted margins. In our Chilean operation, we continued to see increased sales due to both higher commodity OSB pricing and increased volumes through better acceptance of OSB in the local markets and increased export volumes to Asia. Additionally, sales of logs to third parties from our timber contracts declined as we worked through the remaining contracts associated with previously sold facilities. Our joint venture to produce cellouse insulation improved significantly in 2005 and 2004 due to lower raw material costs and increased market penetration. Overall, operating profits in this category declined slightly due to increased raw materials costs which were partially offset by our share of increased profits at our insulation joint venture.

GENERAL CORPORATE AND OTHER EXPENSE, NET

Net general corporate expense was $95 million in 2006 as compared to $88 million in 2005 and $104 million in 2004. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The increase in 2006 as compared to 2005 primarily resulted from higher legal expenses associated with a lawsuit resolved in early 2006, stock compensation expenses and the timing of audit fees. Offsetting a portion of these increases was a reduction in incentive plan accruals due to income from continuing operations. The decrease in 2005 as compared to 2004 primarily resulted from several one time charges recorded in 2004 related to stock compensation accruals that were not required in 2005 and several non-recurring credits recorded in 2005 (including a settlement of $1.6 million).

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

INVESTMENT INCOME, NET OF INTEREST EXPENSE

In 2006, net investment income was $46.3 million compared to net investment income of $16.7 million in 2005 and net interest expense in 2004 of $19.7 million. We earned net investment income in 2006 and 2005, compared to incurring net interest expense in 2004, as we repaid our highest rate debt in late 2004 and in 2005.

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

In August 2000, together with Casella Waste Management Systems, Inc., we each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. GreenFiber’s operations weakened in 2006 compared to 2005 due to the overall slowing in the new home construction and improved significantly in 2005 compared to 2004 due to higher sales prices and increased market penetration. The results of this operation are included within Other Products.

In 2003, together with Canfor Corporation, we entered into an agreement to jointly construct an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture with LP being responsible for all North America sales from this facility. The joint venture with Canfor commenced operations as of November 2005. The results of this operation are included in our OSB segment.

In November 2002, we sold some of our I-joist manufacturing equipment to our joint venture with Abitibi-Consolidated to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. This venture commenced operations during 2003. The operating results of this venture improved in 2004. In 2004, we initiated the construction of a second I-joist facility with Abitibi-Consolidated that commenced operations in October 2005. The results of these operations are included in the EWP segment.

DISCONTINUED OPERATIONS

Included in discontinued operations for 2006, 2005 and 2004 are the results of the operations of mills that have been divested under our divesture plans. These operations include our plywood, lumber, vinyl siding and industrial panels mills, wholesale operation and our distribution business. The results of operations for these locations are as follows:

Year ended December 31,	2006	2005	2004
	(in millions)
Sales	(0.2)	$143.0	$263.9
Operating profits (losses)	$(2.9)	$(30.7)	$0.7

2006 compared to 2005

At December 31, 2006, we had no operations classified as discontinued. For 2006, the loss on discontinued operations relates to residual losses from previously discontinued operations.

2005 compared to 2004

Overall, sales for these operations declined significantly in 2005 as compared to 2004. This decline is primarily related to timing on the sale, transfer or permanent closure of locations. During 2005, we sold one lumber mill, two previously closed sites and our vinyl siding operations.

Included in the operating losses of discontinued operations for 2005 are impairment charges of $22.9 million, which we recorded to reduce the carrying values of these assets to their estimated fair value less estimated cost to sell, and a gain of $5.7 million on the sale of the lumber mill and previous closed sites.

INCOME TAXES

In total, we recorded tax provisions of $23.1 million in 2006, $49.1 million in 2005 and $277.7 million in 2004. For the year ended December 31, 2006, the primary differences between the U.S. statutory rate of 35% and our effective rate on continuing operations relates to interest deductible for income tax purposes that is eliminated in the consolidation process, the deduction allowed with respect to income from U.S. production activities, revisions to  prior year estimates, the impact of the translation of Canadian operations and a reduction in LP’s Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate. For the year ended December 31, 2005, the primary differences between the U.S. statutory rate of 35% and our effective rate on income from continuing operations related to the deduction allowed with respect to income from U.S. production activities, interest deductible for income tax purposes that is eliminated in the consolidation process and the reversal of previously recorded accruals for taxes in connection with our repatriation of accumulated earnings from our Canadian subsidiary. In 2004, our effective tax rate differed from the statutory rate primarily due to revisions to estimates recorded in prior years, state income taxes and the effects of foreign exchange gains and losses that were taxable but were eliminated in the consolidation process. We paid approximately $124.4 million in cash taxes during 2006 and expect to receive $71 million in related refunds in 2007.

During 2005, LP completed its plans to repatriate accumulated earnings from its Canadian subsidiary to the U.S. LP repatriated approximately $513 million of Canadian earnings in the fourth quarter of 2005 and recorded a net tax benefit of $94 million consisting of approximately $28 million in U.S. federal and state income taxes, an additional $22 million, net of tax benefit, in Canadian withholding taxes, and reversal of $144 million of deferred tax liabilities recorded in prior years.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006. See Note 13 of the Notes to the financial statements included in item 8 of this report. We estimate that our net periodic pension cost for 2007 will be approximately $13.8 million. This estimate assumes that we will have no curtailment or settlement expenses in 2007. If a curtailment or settlement does occur in 2007, this estimate may change significantly. We estimate that we will contribute approximately $8 to $10 million to our defined benefit pension plans in 2007.

In accordance with SFAS 158, we recognized the funded status of our defined benefit pension plans in our consolidated balance sheet at December 31, 2006 and adjusted ending accumulated other comprehensive loss, net of tax, for the net actuarial loss and prior service cost that had not yet been recognized as components of net periodic pension cost. At December 31, 2006, we have a net actuarial loss of $76.7 million ($47.4 million, net of tax) and prior service cost of $6.2 million ($3.8 million, net of tax) recognized in accumulated other comprehensive loss. Despite increased asset returns and discount rates in the past few years, we still have existing losses due to lower than expected asset returns and discount rates which were lower than previously assumed. Of the amounts included in accumulated other comprehensive loss as of December 31, 2006, we expect to recognize a net actuarial loss of $6.0 million ($3.7 million, net of tax) and prior service cost of $1.2 million ($0.7 million, net of tax) as components of net periodic pension cost in 2007, which will account for approximately 52% of our estimated 2007 net periodic pension cost.

The calculation of our net periodic pension cost is based on numerous actuarial assumptions. Our pension expense is most sensitive to changes in our assumptions regarding the long-term rate of return on assets and the discount rate.

For our U.S. plans, which account for more than 85% of the total assets of our defined benefit pension plans, we used a long-term rate of return assumption of 8.0% to calculate the 2006 net periodic pension cost. This assumption is based on information supplied by our plan advisors for our U.S. plans based on the expected returns on the portfolio of assets in those plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. Additionally, to reduce the impact of market value fluctuations on net periodic pension cost, we use an asset smoothing method that recognizes annual investment gains and losses over four years. We used a long-term rate of return assumption of 7.5% to calculate our 2007 estimated pension expense. A change of 0.5% in the long-term rate of return assumption would change our estimated 2007 net periodic pension cost by approximately $1.2 million.

For our U.S. plans, we used a discount rate assumption of 5.75% at October 31, 2006, which is our measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized financial institution as an indicator of potential settlement rates. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. More than 85% of our total benefit obligations are related to our U.S. defined benefit pension plans. The discount rate from the October 31, 2005 measurement date of 5.6% was used in the determination of the 2006 net periodic pension cost.

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

Cumulative statistics as of December 31, 2006, 2005 and 2004 under hardboard settlements are as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Requests for claims	55,300	46,300	39,300
Completed claims received	40,700	32,100	24,400
Completed claims pending	2,100	2,500	2,600
Claims dismissed	9,600	8,800	6,600
Claims settled	29,000	20,800	15,200

The average payment amount for settled claims as of December 31, 2006, 2005 and 2004 was approximately $1,100, $1,200 and $1,300. Dismissal of claims is typically the result of claims for products not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

We expect to be able to meet the future cash requirements of our existing businesses through cash generated from operations, existing cash and investment balances, existing credit facilities and other capital resources. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

During 2006, we generated $184 million of cash from operating activities compared to $514 million in 2005. The decrease in cash provided by operations in 2006 was primarily a result of lower commodity OSB pricing and losses in our decking operations.

During 2005, we generated $514 million of cash from operating activities compared to $602 million in 2004. The decrease in cash provided by operations in 2005 was primarily a result of lower commodity OSB pricing and increased raw material prices.

During 2004, we generated $602 million of cash from operating activities. The increase in cash provided by operations in 2004 was primarily a result of improved operating results in our OSB business.

Investing Activities

During 2006, we used approximately $248 million of cash in investing activities as compared to $282 million in 2005. Capital expenditures were $237 million and related primarily to the initial costs associated with our OSB mill in Alabama, OSL facility in Houlton, Maine and improvements in our OSB siding facilities to expand our siding capacities. Additionally, we contributed or loaned $9 million to our joint ventures with Canfor Corporation and Abitibi Consolidated for working capital requirements. We also invested a net additional $90 million to purchase investments with maturities in excess of 90 days to increase our returns. We received $71 million in proceeds from our notes receivable from asset sales.

During 2005, we used approximately $282 million of cash in investing activities as compared to $728 million in 2004. Capital expenditures were $174 million and related primarily to capital projects to reduce production costs in our OSB facilities, to convert an existing commodity OSB mill to a siding mill, and to increase capacity in our decking operations. Additionally, we contributed $84 million to our joint ventures with Canfor Corporation to complete the construction of an OSB facility in British Columbia, Canada and with Abitibi - Consolidated for the construction of a second I-Joist facility in Quebec, Canada. We also invested a net additional $89 million to purchase investments with maturities in excess of 90 days to increase our returns. We received $53 million from the sale of various assets, including the sales of a lumber mill and our vinyl operations.

During 2004, we used $728 million of cash in investing activities as compared to cash provided by investing activities of $340 million in 2003. We also used approximately $2.6 billion to purchase investments with maturities in excess of 90 days to increase the returns on our investments and received $2.0 billion on the sale of these types of investments. Additionally, we invested $148 million in capital expenditures for property, plant and equipment, which were primarily used for capital projects to reduce production costs in certain OSB facilities and increase our composite decking capacity. We also invested $32 million to fund capital for our joint venture in British Columbia to build an OSB mill. We received $40 million from the sale of various assets, including the sales of three lumber mills and two inter-related industrial hardboard facilities. Additionally, we reduced our restricted cash associated with secured letters of credit by $45 million.

Capital expenditures in 2007 are expected to be about $270 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills, complete the construction of the new OSB mills in Alabama and Chile, complete the construction of the oriented strand lumber facility in Maine and expand capacity in our siding operations.

Financing Activities

In 2006, net cash used in financing activities was $279 million as compared to $168 million in 2005. In 2006, we generated $6 million in proceeds from the sale of common stock under our various equity compensation plans, received a tax benefit of $4 million related to these sales and paid cash dividends of $63 million. Additionally, in 2006, we repaid $186 million of our debt. We also repurchased two million shares of our common stock at a cost of $41 million and borrowed $3 million under our revolving credit facility associated with our Chilean operations.

In 2005, net cash used in financing activities was $168 million as compared to $261 million in 2004. In 2005, we repaid $178 million in long-term debt. Additionally, we borrowed $202 million under a new term loan agreement to fund the repatriation of our accumulated (and future) earnings of our Canadian subsidiary under the American Jobs Creation Act of 2004 (AJCA). We repurchased $151 million (including expenses) in our common stock through an accelerated stock buyback program with a financial intermediary. See Note 1 of the Notes to the financial statements included in item 8 of this report for additional information about this program. We generated $12 million in proceeds from the sale of common stock under our various equity compensation plans and paid cash dividends of $52 million.

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

Financing Obligations

Credit Facilities

We have a revolving line of credit, which will expire in September 2009, which provides for a committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At December 31, 2006, we had no borrowings outstanding under the facility. Letters of credit, issued and outstanding, which reduce our borrowing capacity, totaled approximately $35.7 million as of December 31, 2006 and were cash collateralized with $37.5 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2007. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of December 31, 2006 and were cash collateralized with $0.8 million.

We have a $10 million (Canadian or US) credit facility in Canada. The facility allows us to finance general operating requirements. At December 31, 2006, we had $3.0 million outstanding under this facility. This amount is included in LP’s Condensed Consolidated Balance Sheet under the caption “accounts payable and accrued liabilities”. Subsequent to year end, this facility was increased to $100 million.

Louisiana Pacific Chile SA (LP Chile) has a credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015. The facility bears interest at LIBOR plus 0.2275% (5.59% as of December 31, 2006). The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile. At December 31, 2006, there was $3.0 million outstanding under this facility. Borrowings under the facility were secured.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million, $21 million of which was eligible for borrowing at December 31, 2006. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. A downgrade in our long-term unsecured senior debt rating below Ba3 by Moody’s and/or below BB- by Standard & Poor’s would (either immediately or after the passage of six months or upon the occurrence of other specified events) result in an amortization event under this facility, in which event we would be prohibited from making further borrowings under this facility and the maturity of any outstanding borrowings under this facility would be accelerated. At December 31, 2006, we had no borrowings outstanding under this facility.

The following details our debt ratings as of March 1, 2007:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Baa3	BBB-

Contingency Reserves

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $35 million at December 31, 2006, of which $9 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2006 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

	Payments due by period
Contractual obligations	2007	2008	2009	2010	2011
	Dollars amounts in millions
Long-term debt(1)	$47.5	$217.2	$61.9	$334.0	$9.1
Operating leases	7.8	6.6	5.4	5.2	4.9
Purchase obligations(2)	118.9	5.0	6.4	—	—
Other long-term obligations(3)	—	—	—	—	—
Total contractual cash obligations	$174.2	$228.8	$73.7	$339.2	$14.0

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

(3)          Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Under current pension funding regulations, LP has no minimum pension funding required for its US plans in 2007, although LP anticipates contributing approximately $8 million to $10 million in 2007 to these plans. Future years are not estimable due to the large number of factors involved in determining minimum pension funding

Off-Balance Sheet and Other Financing Arrangements

In connection with the sale of southern timber and timberlands in 2003, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner:  (i) the notes receivable were contributed by us to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit and the QSPE’s reimbursement obligations which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable. Generally the cash flow generated by the notes receivable will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE’s creditors generally will have no recourse to us for the QSPE’s obligations (subject to the limited exception described below).

Pursuant to the arrangement described above, during 2003, we contributed $410.0 million of the notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. Our retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the “Investments in and advances to affiliates” reflected on our consolidated balance sheet as of December 31, 2006.

In accordance with SFAS No. 140, the QSPE is not included in our consolidated financial statements and the assets and liabilities of the QSPE are not reflected on our consolidated balance sheet. The QSPE’s assets have been removed from our control and are not available to satisfy claims of our creditors (except to the extent of our retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied). In general, the creditors of the QSPE have no recourse to our assets, other than our retained interest. However, under certain circumstances, we may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. Our maximum exposure in this regard was approximately $41 million as of December 31, 2006.

As discussed previously, we have an accounts receivable secured borrowing program. L-P Receivables Corporation (LPRC) is our wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. LPRC, in turn, sells an interest in the receivables to various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt, if any, are included as both Receivables and Long-term debt in our financial statements included in item 8 of this report. Accordingly, there were no amounts associated with this program that were off balance sheet during the three years ended December 31, 2006. As collections reduce previously pledged interest, new receivables are pledged.

In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers will be used to fund payments required for the notes payable. During 2006, the first installment under these notes was received and the corresponding debt was paid. The next installment is due in 2008. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term “Limited recourse notes payable” on the financial statements included in item 8 of this report.

DIVIDEND

For 2004, we paid dividends of $0.05, $0.075, $0.075 and $0.10 per share that were declared in February, May, August and November, respectively. Dividends for 2004 totaled $32.6 million. For 2005, we paid quarterly dividends of $0.10, $0.125, $0.125 and $0.125 per share that were declared in February, May, August and November, respectively. Dividends for 2005 totaled $52 million. For 2006, we paid quarterly dividends of $0.15 each quarter for a total of $63.2 million.

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

Our decking business, consisting of manufacturing facilities in Selma, Alabama and Meridian, Idaho, is currently operating in a highly competitive and fragmented market and is incurring operating losses. The management team for this business is focused on market research to better understand how to meet the needs of decking customers. Additionally, we have internal resources focused on improving the manufacturing process to help lower costs, improve efficiencies and improve the consistency of quality metrics. The results of these improvement efforts will be applied to our marketing and production programs in 2007. However, should these efforts not lead to the expected improvements in operating results, we are reviewing alternative scenarios which may result in the temporary or permanent closure of one of the manufacturing operations   We, therefore, may be required to recognize an impairment charge related to this business. The net book value of the property, plant and equipment employed in this business was approximately $41 million at December 31, 2006.

In addition, we own a sawmill in Quebec, Canada. Management is not currently operating this facility, due to market conditions. This facility shares resources, including wood supply and certain infrastructure, with a nearby OSB facility. Because of these shared resources, we have evaluated the sawmill and OSB facility as one operation for purposes of our impairment analysis. Should we be able to separate some or all of the shared resources, we may be required to evaluate the sawmill separately for impairment purposes, which may result in a future impairment charge. The net book value of the property, plant and equipment at the sawmill was approximately $7 million at December 31, 2006.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

See Note 1 for discussion of prospective accounting pronouncements in the Notes to the financial statements included in item 8 of this report.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2006, a 100 basis point interest change would impact pre-tax net income and cash flows by $1.2 million annually. Based upon our indebtedness at December 31, 2006, the fixed and variable portions of our debt and the expected maturity dates are as follows:

	Expected maturity date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in millions)
Long-term debt:
Fixed rate debt	$0.4	$74.1	$20.1	$313.6	$0.6	$121.8	$530.6	$562.8
Average interest rate	5.4%	7.1%	7.4%	8.2%	5.6%	7.0%	7.7%
Variable rate debt	$—	$106.8	$7.6	$—	$—	$—	$114.4	$114.4
Average interest rate	—	5.3%	3.9%				5.2%

Additionally, we have long-term notes receivable that contain fixed interest rates. Based upon these notes at December 31, 2006, the fixed portion of our receivables and the expected maturity dates are as follows:

	Expected maturity date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in millions)
Long-term receivables:
Fixed rate receivables	—	$74.4	$20.0	$115.2	$—	$123.4	$333.0	$346.4
Average interest rate	—	7.0%	7.0%	7.0%	—	7.2%	7.1%

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 6.5 billion square feet (3/8 ” basis) or 5.6 billion square feet (7/16 ” basis), a $1 change in the annual average price on 7/16 ” basis would change annual pre-tax profits by approximately $5.6 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.                Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006, Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment on January 1, 2006 and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143 on December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 28, 2007

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$265.7	$607.6
Short-term investments	797.0	717.3
Receivables, net	157.4	146.8
Inventories	246.1	240.3
Prepaid expenses and other current assets	9.3	9.6
Deferred income taxes	28.5	—
Current portion of notes receivable from asset sales	—	70.8
Total current assets	1,504.0	1,792.4
Timber and timberlands	98.7	97.7
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	106.4	105.8
Buildings	236.7	233.1
Machinery and equipment	1,523.5	1,476.5
Construction in progress	178.9	33.5
	2,045.5	1,848.9
Accumulated depreciation	(1,153.8)	(1,065.6)
Net property, plant and equipment	891.7	783.3
Goodwill, net of amortization	273.5	273.5
Other intangible assets, net of amortization	3.4	7.4
Notes receivable from asset sales	333.0	333.0
Investments in and advances to affiliates	212.9	211.0
Long-term investments	40.4	13.5
Restricted cash	51.8	55.6
Other assets	27.0	30.6
Total assets	$3,436.4	$3,598.0

See Notes to the Financial Statements.

Consolidated Balance Sheets (Continued)
Dollar amounts in millions, except per share

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.4	$18.9
Current portion of limited recourse notes payable	—	69.7
Accounts payable and accrued liabilities	240.9	243.2
Current portion of deferred tax liabilities	14.6	2.3
Current portion of contingency reserves	9.0	12.0
Total current liabilities	264.9	346.1
Long-term debt, excluding current portion:
Limited recourse notes payable	326.8	326.8
Other debt	317.8	408.0
Total long-term debt	644.6	734.8
Deferred income taxes	363.9	377.0
Contingency reserves, excluding current portion	25.6	31.4
Other long-term liabilities	70.0	65.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 116,938,950 shares issued	116.9	116.9
Additional paid-in capital	435.8	435.5
Retained earnings	1,870.2	1,809.7
Treasury stock, 12,709,096 shares and 11,158,678 shares, at cost	(284.0)	(257.0)
Accumulated comprehensive loss	(71.5)	(62.2)
Total stockholders’ equity	2,067.4	2,042.9
Total liabilities and stockholders’ equity	$3,436.4	$3,598.0

See Notes to the Financial Statements.

Consolidated Statements of Income
Amounts in millions, except per share

	Year ended December 31,
	2006	2005	2004
Net sales	$2,235.1	$2,598.9	$2,730.7
Operating costs and expenses:
Cost of sales	1,826.8	1,783.3	1,634.3
Depreciation, amortization and cost of timber harvested	128.0	132.7	141.1
Selling and administrative	166.8	151.3	159.7
Other operating credits and charges, net	0.7	6.5	28.7
Loss on sale of and impairment of long-lived assets, net	2.6	3.5	21.5
Total operating costs and expenses	2,124.9	2,077.3	1,985.3
Income from operations	110.2	521.6	745.4
Non-operating income (expense):
Interest expense, net of capitalized interest	(49.4)	(54.6)	(65.3)
Investment income	95.7	71.3	45.6
Loss on early extinguishment of debt	—	(0.5)	(41.5)
Foreign currency exchange gains (losses)	(2.5)	(1.4)	9.7
Total non-operating income (expense)	43.8	14.8	(51.5)
Income from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	154.0	536.4	693.9
Provision for income taxes	24.2	61.3	277.5
Equity in (earnings) loss of unconsolidated affiliates	4.3	(0.7)	(3.8)
Income from continuing operations before cumulative effect of change in accounting principle	125.5	475.8	420.2
Income (loss) from discontinued operations before taxes	(2.9)	(30.7)	0.7
Provision (benefit) for income taxes	(1.1)	(11.5)	0.2
Income (loss) from discontinued operations	(1.8)	(19.2)	0.5
Income before cumulative effect of change in accounting principle	123.7	456.6	420.7
Cumulative effect of change in accounting principle, net of tax	—	(1.1)	—
Net income	$123.7	$455.5	$420.7
Basic net income (loss) per share:
Income per share from continuing operations	$1.19	$4.37	$3.88
Loss per share from discontinued operations	(0.01)	(0.18)	—
Loss per share from cumulative effect of change in accounting principle	—	(0.01)	—
Net income per share	$1.18	$4.18	$3.88
Diluted net income (loss) per share:
Income per share from continuing operations	$1.19	$4.34	$3.84
Loss per share from discontinued operations	(0.02)	(0.18)	—
Loss per share from cumulative effect of change in accounting principle	—	(0.01)	—
Net income per share	$1.17	$4.15	$3.84
Cash dividends per share of common stock	$0.60	$0.475	$0.30
Average shares of common stock used to compute net income per share:
Basic	105.1	109.0	108.3
Diluted	105.5	109.7	109.6

See Notes to the Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123.7	$455.5	$420.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	128.0	135.1	145.1
Loss (earnings) of unconsolidated affiliates	4.3	(0.7)	(4.3)
Other operating credits and charges, net	8.5	(2.3)	15.2
Loss on sale or impairment of long-lived assets	2.4	20.7	12.3
Tax effect of exercise of stock options	—	3.8	13.7
Stock-based compensation related to stock plans	6.3	1.6	(0.5)
Excess tax benefits from stock-based compensation	(3.5)	—	—
Cash settlements of contingencies	(13.5)	(13.5)	(50.4)
Net accretion on available for sale securities	(15.5)	(3.3)	(1.1)
Pension payments (in excess of expense)	(5.6)	(8.3)	(31.8)
Loss on early extinguishment of debt	—	0.5	41.5
Other adjustments, net	5.3	21.0	(21.1)
(Increase) decrease in receivables	(20.6)	45.8	(47.0)
Increase in inventories	(10.3)	(14.4)	(26.0)
Decrease (increase) in prepaid expenses	2.6	3.6	(5.0)
Increase (decrease) in accounts payable and accrued liabilities	0.8	(17.2)	(0.3)
(Decrease) increase in deferred income taxes	(29.1)	(113.9)	140.5
Net cash provided by operating activities	183.8	514.0	601.5
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(236.5)	(173.7)	(147.7)
Proceeds from asset sales	4.1	53.4	40.4
Receipt of proceeds from notes receivable	70.8	—	—
Decrease in restricted cash under letters of credit	16.7	9.9	45.2
Cash paid for purchase of investments	(4,989.7)	(3,813.9)	(2,598.1)
Proceeds from sale of investments	4,898.8	3,724.8	1,960.4
Investment in and advances to joint ventures	(8.7)	(83.9)	(32.0)
Other investing activities, net	(3.0)	1.9	3.4
Net cash used in investing activities	(247.5)	(281.5)	(728.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	—	202.2	—
Net borrowings (payments) under revolving credit lines	3.0	—	(6.0)
Repayment of long-term debt	(186.4)	(178.1)	(260.0)
Payment of cash dividends	(63.2)	(52.0)	(32.6)
Sale of common stock under equity plans	5.6	11.7	41.2
Excess tax benefits from stock-based compensation	3.5	—	—
Purchase of treasury stock	(41.1)	(150.6)	(2.0)
Other financing activities, net	0.1	(0.8)	(1.6)
Net cash used in financing activities	(278.5)	(167.6)	(261.0)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.3	(2.0)	6.7
Net increase (decrease) in cash and cash equivalents	(341.9)	62.9	(381.2)
Cash and cash equivalents at beginning of year	607.6	544.7	925.9
Cash and cash equivalents at end of year	$265.7	$607.6	$544.7

See Notes to the Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’

	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
BALANCE AS OF DECEMBER 31, 2003	116.9	$116.9	10.5	$(195.2)	$442.3	$1,018.1	$(71.2)	$1,310.9
Net income	—	—	—	—	—	420.7	—	420.7
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(3.8)	71.3	(16.1)	—	—	55.2
Amortization of restricted stock grants	—	—	—	—	0.1	—	—	0.1
Cash dividends, $0.30 per share	—	—	—	—	—	(32.6)	—	(32.6)
Purchase of shares for treasury	—	—	0.1	(3.5)	—	—	—	(3.5)
Tax benefit of employee stock plan transactions	—	—	—	—	13.7	—	—	13.7
Other comprehensive income	—	—	—	—	—	—	3.3	3.3
BALANCE AS OF DECEMBER 31, 2004	116.9	116.9	6.8	(127.4)	440.0	1,406.2	(67.9)	1,767.8
Net income	—	—	—	—	—	455.5	—	455.5
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(1.0)	21.0	(8.9)	—	—	12.1
Amortization of restricted stock grants	—	—	—	—	0.6	—	—	0.6
Cash dividends, $0.475 per share	—	—	—	—	—	(52.0)	—	(52.0)
Purchase of shares for treasury	—	—	5.4	(150.6)	—	—	—	(150.6)
Tax benefit of employee stock plan transactions	—	—	—	—	3.8	—	—	3.8
Other comprehensive income	—	—	—	—	—	—	5.7	5.7
BALANCE AS OF DECEMBER 31, 2005	116.9	116.9	11.2	(257.0)	435.5	1,809.7	(62.2)	2,042.9
Net income	—	—	—	—	—	123.7	—	123.7
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.6)	14.1	(4.3)	—	—	9.8
Amortization of restricted stock grants	—	—	—	—	1.1	—	—	1.1
Cash dividends, $0.60 per share	—	—	—	—	—	(63.2)	—	(63.2)
Purchase of shares for treasury	—	—	2.1	(41.1)	—	—	—	(41.1)
Tax benefit of employee stock plan transactions	—	—	—	—	3.5	—	—	3.5
Other comprehensive income	—	—	—	—	—	—	44.0	44.0
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	(53.3)	(53.3)
BALANCE AS OF DECEMBER 31, 2006	116.9	$116.9	12.7	$(284.0)	$435.8	$1,870.2	$(71.5)	$2,067.4

See Notes to the Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2006	2005	2004
Net income	$123.7	$455.5	$420.7
Other comprehensive income, net of tax
Foreign currency translation adjustments	(3.1)	6.7	2.2
Minimum pension liability and intangible asset adjustments	46.4	0.8	0.6
Unrealized gains (losses) on derivative financial instruments	0.5	(1.9)	0.7
Other	0.2	0.1	(0.2)
Other comprehensive income, net of tax	44.0	5.7	3.3
Comprehensive income	$167.7	$461.2	$424.0

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

See Note 23 below for further information regarding LP’s products and segments.

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

Consolidation

The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have effective control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20% and 50%. The cost method of accounting is used for investments when LP has less than 20% ownership interest or the Company does not have the ability to exercise significant influence, and for investments in Qualified Special Purpose Entities, which are not consolidated. Those investments are carried at cost and are adjusted only for other-than temporary declines in their fair value. The carrying value of these investments is recorded in Investments in and advances to affiliates on the Consolidated Balance Sheets. LP’s equity in the income and losses of these investments is recorded in Equity in (earnings) loss of unconsolidated affiliates on the Consolidated Statements of Income. See Note 8 for further discussion of these investments and advances.

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

	Year ended December 31,
	2006	2005	2004
	Dollar and share amounts in millions, except per share amounts
Numerator:
Income attributed to common shares:
Income from continuing operations	$125.5	$475.8	$420.2
Income (loss) from discontinued operations	(1.8)	(19.2)	0.5
Cumulative effect of change in accounting principle	—	(1.1)	—
Net income	$123.7	$455.5	$420.7
Denominator:
Basic—weighted average common shares outstanding	105.1	109.0	108.3
Dilutive effect of employee stock plans	0.4	0.7	1.3
Diluted shares outstanding	105.5	109.7	109.6
Basic earnings per share:
Income from continuing operations	$1.19	$4.37	$3.88
Loss from discontinued operations	(0.01)	(0.18)	—
Cumulative effect of change in accounting principle	—	(0.01)	—
Net income per share	$1.18	$4.18	$3.88
Diluted earnings per share:
Income from continuing operations	$1.19	$4.34	$3.84
Loss from discontinued operations	(0.02)	(0.18)	—
Cumulative effect of change in accounting principle	—	(0.01)	—
Net income per share	$1.17	$4.15	$3.84

Outstanding as of December 31, 2006, 2005 and 2004 were stock options and stock settled stock appreciation rights (SSARs) to purchase 862,300, 301,400 and 208,000 common shares but were not included in the computation of diluted earnings per share because the exercise price of the options or SSARs was greater than the average market price of the common shares for the full year, and therefore, the effect would have been antidilutive.

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

Inventory

Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for a minor portion of the Company’s log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. See Note 4 for further discussion.

Timber and Timberlands

Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of acquisition). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the life of the license. Cost of timber harvested also includes the amortization of the timber licenses.

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

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2006, 2005 and 2004 was $4.5 million, $3.7 million and $4.2 million.

Asset Impairments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Detailed impairment calculations are performed when the book values exceed expected undiscounted future net cash flows from the use and eventual disposition of the asset. These undiscounted cash flows are based upon management’s estimate of future cash inflows and outflows. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 17 for a discussion of charges in 2006, 2005 and 2004 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

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

Stock-Based Compensation

Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123R, LP recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. LP has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 14 for a further discussion of LP’s stock-based compensation.

Treasury Stock

LP records treasury stock purchased at cost. During 2005, LP repurchased 5.4 million shares in connection with an accelerated stock buyback program with a financial intermediary for an aggregate purchase price of $151 million. Under the terms of the program, the financial intermediary delivered to LP the initial number of shares of common stock during LP’s third quarter. During 2006, LP received an additional 166,880 shares as the final adjustment of this program. The total shares purchased were 5,589,297 shares at an average price per share (including fees) of $26.95. Also, during 2006, LP repurchased 2.0 million shares at an aggregate purchase price of $41.1 million.

Derivative Financial Instruments

To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments. LP has established policies and procedures for risk assessment and for approving, reporting and monitoring of derivative financial instrument activities. Derivative instruments, which include forward exchange, options and futures contracts, are recorded in the Consolidated Balance Sheet as either an asset or a liability measured at fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is reported in accumulated comprehensive loss. In general, LP does not utilize financial instruments for trading or speculative purposes.

For all periods presented, LP utilized forward purchase contracts in the normal course of its operations as a means of managing price risks on the purchase of energy. These contracts generally meet the definition of “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are therefore not required to be recorded at fair value. In the event that a contract does not meet the definition of a “normal purchase” as a result of LP’s inability to use all of the energy under the contract, LP records such contracts at the estimated fair value with the corresponding gain or loss recorded in cost of sales. In the event that a contract does not meet the definition of a “normal purchase” as a result of unforeseen circumstances outside of LP’s control, LP records such contracts at their fair value with the corresponding gain or loss recorded in other operating credits and charges, net.

U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2006, GreenFiber recognized $0.4 million in other comprehensive loss to adjust these contracts to fair market value and, accordingly, LP has recorded its share, $0.2 million, in LP’s other comprehensive loss. Additionally, LP has provided deferred taxes of $0.1 million associated with this swap.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer being amortized. However, these indefinite life assets are tested for impairment on an annual basis, and when indicators of impairment are determined to exist, by applying a fair value based test. Also, under this statement, goodwill associated with an equity method investee is no longer amortized; however impairment of the investment (including goodwill) should be evaluated based upon APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” which requires an impairment test when factors indicate an impairment may exist. LP performs the annual goodwill impairment test as of October 1 each year. LP completed its testing on all reporting units as of October 1, 2006 and determined that no impairment charges were required with respect to reported goodwill as of that date.

Restricted Cash

In accordance with LP’s credit facilities, discussed at Note 11, LP has established restricted cash accounts. As of December 31, 2006, a majority of the restricted cash secures letters of credit under LP’s revolving credit facility. Under this facility, LP may use cash in an amount equal to 105% of the outstanding letters of credit as collateral for such letters of credit in exchange for lower fees.

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

Other Operating Credits and Charges, Net

LP classifies significant amounts that management considers unrelated to ongoing core operating activities as Other operating credits and charges, net in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2006, 2005 and 2004.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 states that all items required to be recognized under accounting standards as components of comprehensive income are reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability and related intangible asset adjustments, net unrealized gains or losses on available-for-sale marketable securities, and unrealized gains and losses on financial instruments qualifying for cash flow hedge accounting, and is presented in the accompanying Consolidated Statements of Comprehensive Income. See Note 22 for further discussion.

Present and Prospective Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. FIN 48 provides a two-step process using a recognition threshold and measurement attribute to evaluate a tax position taken or expected to be taken in a tax return. Guidance is also provided for derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. LP is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Comprehensive Loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. Presently, LP uses an October 31 measurement date for a majority of its pension and postretirement benefit plans. LP adopted the recognition provisions and disclosure of SFAS 158 effective December 31, 2006, except for the measurement date provisions, which are not required until fiscal years ending after December 15, 2008. The non-cash effect of the adoption resulted in a decrease to total assets of approximately $76.2 million, an increase to total liabilities of approximately $25.1 million and a reduction to total stockholder’ equity of approximately $51.1 million, net of tax. The adoption of SFAS 158 did not affect LP’s results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, provides guidance on how to measure fair value under GAAP, and expands fair value measurement disclosures. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. LP is currently evaluating the impact of adopting SFAS 157 on its financial position, results of operations and disclosures.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. Permitted methods include direct expensing, built-in overhaul and deferral. FSP AUG AIR-1 is effective for fiscal years beginning after December 16, 2006, and retrospective application should be used for all periods presented unless it is impractical to do so. LP is currently evaluating the impact of adopting FSP AUG AIR-1 on its financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In LP’s  2005 Consolidated Balance Sheets, LP has reclassified $4.8 million from prepaid expenses and other current assets to timber and timberlands for timber severed but not yet delivered to facilities to conform to the 2006 presentation.

2. INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2006 and 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	Dollar amounts in millions
December 31, 2006
U.S. treasury and government agency securities	$54.7	$—	$—	$54.7
Commercial paper	375.5	0.1	—	375.6
Corporate obligations	220.8	—	0.1	220.7
Auction rate securities	186.4	—	—	186.4
Total marketable securities	$837.4	$0.1	$0.1	$837.4
December 31, 2005
U.S. treasury and government agency securities	$24.0	$—	$0.1	$23.9
Commercial paper	149.8	—	—	149.8
Corporate obligations	65.2	—	0.1	65.1
Auction rate securities	492.0	—	—	492.0
Total marketable securities	$731.0	$—	$0.2	$730.8

The contractual maturities of debt securities classified as available for sale at December 31, 2006 and December 31, 2005 were as follows:

	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	Dollar amounts in millions
Due in one year or less	$797.0	$797.0	$717.5	$717.3
Due in one to five years	40.4	40.4	13.5	13.5
Total marketable securities	$837.4	$837.4	$731.0	$730.8

Proceeds from sales and maturities of short-term investments totaled $4.9 billion and purchases of short-term and long-term investments totaling $5.0 billion for 2006. The gross realized gains and losses related to the sales of short-term investments were not material for the year ended December 31, 2006. Net unrealized gains and losses are reported as a separate component of Accumulated comprehensive loss in Stockholders’ equity.

In accordance with EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table shows gross unrealized losses and fair value of those investments that were in an unrealized loss position as of December 31, 2006 and 2005, aggregated by investment category and the length of time that individual security has been in a continuous loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	Dollar amounts in millions
December 31, 2006
U.S. treasury and government agency securities	$34.8	$—	$—	$—	$34.8	$—
Commercial paper	198.7	—	—	—	198.7	—
Corporate obligations	108.3	0.1	—	—	108.3	0.1
Total marketable securities	$341.8	$0.1	$—	$—	$341.8	$0.1
December 31, 2005
U.S. treasury and government agency securities	$24.0	$0.1	$—	$—	$24.0	$0.1
Commercial paper	86.6	—	—	—	86.6	—
Corporate obligations	44.6	0.1	—	—	44.6	0.1
Total marketable securities	$155.2	$0.2	$—	$—	$155.2	$0.2

LP believes that the unrealized losses above are minor, resulting from differences in market value and amortized cost of the securities. These unrealized losses are considered temporary, as LP expects to recover substantially all of its costs related to these investments prior to sale or maturity and therefore no impairment has been recorded.

3. RECEIVABLES

Receivables consist of the following:

	December 31,
	2006	2005
	Dollar amounts in millions
Trade receivables	$61.5	$113.2
Income tax receivables	71.1	—
Interest receivables	6.6	6.2
Other receivables	19.6	29.5
Allowance for doubtful accounts	(1.4)	(2.1)
	$157.4	$146.8

As described in Note 11, the majority of LP’s trade receivables are available to secure borrowings under a revolving credit facility. Other receivables at December 31, 2006 and 2005 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

4. INVENTORIES

Inventories consisted of the following (work-in-process is not material):

	December 31,
	2006	2005
	Dollar amounts in millions
Logs	$54.9	$76.3
Other raw materials	33.2	38.8
Finished products	153.3	120.7
Supplies	7.5	8.4
LIFO reserve	(2.8)	(3.9)
Total	$246.1	$240.3

During 2006, liquidation of LIFO layers reduced cost of sales by $1.1 million.

5. NOTES RECEIVABLE FROM ASSET SALES

Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP’s limited recourse notes payable (see Note 11). LP monitors the collectibility of these notes on a regular basis.

	Interest Rate	December 31,
	2006	2006	2005
		Dollar amounts in millions
Notes receivable (unsecured), maturing 2008-2012, interest rates fixed	5.6-7.5%	$49.9	$49.9
Notes receivable (secured), maturing 2008-2018, interest rates fixed	6.8-7.3%	283.1	353.9
Total		333.0	403.8
Current portion		—	(70.8)
Long-term portion		$333.0	$333.0

The weighted average interest rate for all notes receivable from asset sales at December 31, 2006 and 2005 was approximately 7.0 percent. The notes mature as follows:

Dollar amounts in millions

Year ended December 31,
2007	$—
2008	74.4
2009	20.0
2010	115.2
2011	—
2012 and after	123.4
Total	$333.0

LP estimates that the fair value of these notes at December 31, 2006 and 2005 was approximately $346.4 million and $430.5 million, respectively.

6.                 GOODWILL

Goodwill by operating segment is as follows:

	December 31,
	2006	2005
	Dollar amounts in millions
OSB	$232.5	$232.5
Siding	32.4	32.4
Other	8.6	8.6
Total goodwill	$273.5	$273.5

7.                 OTHER INTANGIBLE ASSETS

Intangible assets (other than goodwill) are reflected in the Consolidated Balance Sheets as follows:

	December 31,
	2006	2005
	Dollar amounts in millions
Goodwill associated with equity investment in GreenFiber (recorded in Investments in and advances to affiliates)	$16.4	$16.4
SFAS No. 87 pension intangible asset	—	5.4
Other	3.4	2.0
Total other intangible assets	3.4	7.4
Total intangible assets	$19.8	$23.8

See Note 13 for a discussion of the impact of adopting SFAS No. 87, “Employers Accounting for Pension” intangible asset associated with the December 31, 2005 balance.

8.                 INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are accounted for under both the equity method and the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

	December 31,
	2006	2005
	Dollar amounts in millions
Investments accounted for under the equity method	$168.4	$166.5
Investments accounted for under the cost method (see Note 12)	44.5	44.5
Total Investments in and advance to affiliates	$212.9	$211.0

At December 31, 2006, LP’s significant equity method investees, its approximate ownership interest and principle business activity in each investee were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products
Abitibi—LP	50%	Established to construct and operate jointly owned I-Joist facilities in Quebec, Canada.
Canfor—LP	50%	Established to construct and operate a jointly owned OSB facility in British Columbia, Canada.

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2006, 2005 and 2004, LP sold $23.6 million, $25.2 million and $22.1 million of products to Abitibi-LP and purchased $81.6 million, $73.1 million and $62.5 million of I-joists from Abitibi-LP. LP also purchased $81.7 million of OSB from Canfor-LP for the year ended December 31, 2006. Purchases from Canfor-LP were not significant for 2005 or 2004.

9.                 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities were as follows:

	December 31,
	2006	2005
	Dollar amounts in millions
Accounts payable	$139.6	$129.7
Salaries and wages payable	32.3	40.8
Taxes other than income taxes	6.9	9.6
Workers’ compensation	4.8	13.7
Accrued interest	17.5	7.9
Other accrued liabilities	36.7	33.7
Income taxes payable	3.1	7.8
Total Accounts payable and accrued liabilities	$240.9	$243.2

Other accrued liabilities at December 31, 2006 and 2005 primarily consist of accrued rent, accrued rebates, timber liabilities, current portion of warranty reserves and other items.

10.          INCOME TAXES

Income before taxes was taxed in domestic and foreign jurisdictions, as follows:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Domestic	$151.0	$299.5	$482.0
Foreign	(4.2)	205.1	216.4
Total	$146.8	$504.6	$698.4

Income before taxes is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Income from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	$154.0	$536.4	$693.9
Equity in earnings (loss) of unconsolidated affiliates	(4.3)	0.7	3.8
Income from continuing operations before cumulative effect of change in accounting principle	149.7	537.1	697.7
Income (loss) from discontinued operations	(2.9)	(30.7)	0.7
Cumulative effect of change in accounting principle	—	(1.8)	—
	$146.8	$504.6	$698.4

Provision for income taxes includes the following:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Current tax provision:
U.S. federal	$60.7	$110.8	$46.7
State and local	4.3	10.6	5.1
Foreign	(33.1)	37.0	92.2
Net current tax provision	31.9	158.4	144.0
Deferred tax provision (benefit):
U.S. federal	(18.4)	(120.6)	119.6
State and local	(1.0)	(13.7)	16.9
Foreign	10.6	25.0	(2.8)
Net deferred tax provision (benefit)	(8.8)	(109.3)	133.7
Total income tax provision	$23.1	$49.1	$277.7

The income tax provision has been allocated in accordance with SFAS No. 109, “Accounting for Income Taxes,” and has been recorded in the financial statements as follows:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Continuing operations	$24.2	$61.3	$277.5
Discontinued operations	(1.1)	(11.5)	0.2
Cumulative effect of accounting change	—	(0.7)	—
Total income tax provision	$23.1	$49.1	$277.7

Income tax paid during 2006, 2005 and 2004 was $124.4 million, $130.9 million and $183.5 million. Included in the Consolidated Balance Sheet at December 31, 2006 are income tax receivables of $71million.

The income tax effects of LP’s share of the income or loss of GreenFiber and Canfor-LP OSB Limited Partnership in 2006, 2005 and 2004 are recorded in Provision for income taxes on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in Equity in earnings of unconsolidated affiliates.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
	2006	2005
	Dollar amounts in millions
Property, plant and equipment	$96.2	$114.0
Timber and timberlands	36.1	40.5
Inventories	(3.5)	(7.1)
Accrued liabilities	(59.4)	(84.6)
Contingency reserves	(.5)	(1.1)
Benefit of capital loss and NOL carryovers	(17.3)	(18.1)
Benefit of foreign tax credit carryovers	(13.8)	(15.4)
Foreign tax withholding liability	15.0	29.0
Benefit of state tax credit carryover	(2.6)	(2.0)
Installment sale gain deferral	242.3	268.1
Deferred financial income	20.2	26.5
Other	7.4	(1.2)
Valuation allowance	29.9	30.7
Net deferred tax liabilities	$350.0	$379.3

Deferred tax liabilities are reflected in the Consolidated Balance Sheets as follows:

Current deferred tax assets	$(28.5)	$—
Current deferred tax liabilities	$14.6	$2.3
Deferred tax liabilities	$363.9	$377.0

The $17.3 million of capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2006 consists of $1.6 million of state NOL carryovers, net of federal taxes, which will expire in various years through 2022, and $15.7 million of Canadian capital loss carryovers which may be carried forward indefinitely. The foreign tax credit carryover of $13.8 million will expire in 2015. LP has recorded a valuation allowance against the entire Canadian capital loss carryover, $0.1 million of the state NOL carryover, $0.3 million of the state tax credit carryover, and all $13.8 million of the foreign tax credit carryover.

LP has recorded the above valuation allowances because it does not expect to utilize some or all of the benefits of the state NOL, state tax credit and foreign tax credit carryovers before they expire, and because the Canadian capital loss carryover may only be utilized against future capital gains, the amount of which we are unable to project. If future years’ taxable income differs from the estimates used to establish these valuation allowances, LP will be required to record an adjustment resulting in an impact on current tax expense.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to Stockholders’ equity were $3.5 million and $3.8 million for 2006 and 2005, respectively.

U.S. taxes have not been provided on approximately $12.8 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law, are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The U.S. Internal Revenue Service has completed its examination of the US Federal income tax returns of LP for all years through 2004. LP is subject to numerous ongoing audits by state and foreign tax authorities. LP believes that adequate accruals have been provided for all years.

The American Jobs Creation Act of 2004 (AJCA) provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on qualified repatriated earnings. During the fourth quarter of 2005, LP’s CEO and Board of Directors approved a domestic reinvestment plan as required by the AJCA and LP’s Canadian subsidiary repatriated $513.1 million in foreign earnings during the quarter.

LP recorded a net tax benefit in 2005 of $94.3 million related to this $513.1 million dividend. The net tax benefit consisted of federal taxes payable of $26.8 million, state taxes payable, net of federal benefits, of $0.9 million, foreign withholding taxes payable, net of benefits, of $22.3 million, and a tax benefit of $144.3 related to a reduction of deferred tax liabilities on both repatriated and unrepatriated foreign earnings that were recorded in prior years.

LP’s reserve for tax contingencies related to issues in the United States and foreign locations was $5.2 million at December 31, 2006 and $6.3 million at December 31, 2005. This balance reflects the Company’s best estimate of the potential liability for known tax contingencies. The decrease in the tax contingency reserve was the net result of resolution of a number of issues offset by current year requirements for asserted and unasserted federal, state and foreign items. Inherent uncertainties exist in the process of estimating tax contingencies for various reasons, including, but not limited to, the complexity of tax laws and regulations and changing interpretations of such laws and regulations through administrative processes and the tax court systems of the various taxing jurisdictions. Based upon information currently available, management believes that resolution of tax contingencies will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31,
	2006	2005	2004
Federal tax rate	35%	35%	35%
State and local income taxes	2	2	3
AJCA repatriation, including state taxes	—	(19)	—
Effect of foreign debt structure	(5)	(5)	—
Effect of foreign exchange gain (loss)	(4)	(1)	3
Impact of tax rate decrease on deferred taxes	(5)	—	—
Impact of tax credits	(2)	—	—
Other, net	(5)	(2)	(1)
	16%	10%	40%

11. LONG-TERM DEBT

	Interest Rate	December 31,
	2006	2006	2005
		Dollar amounts in millions
Debentures:
Senior notes, maturing 2010, interest rates fixed	8.875%	$199.6	$199.6
Bank credit facilities:
Term loan, maturing 2008, interest rates variable	5.25	106.8	200.0
Accounts receivable securitization, expiring in 2007, interest rate variable		—	—
U.S. revolving credit facility, expiring in 2009, interest rates variable		—	—
Canadian revolving credit facility, expiring in 2007, interest rates variable		—	—
Chilean term credit facility, maturing 2015, interest rates variable	5.59	3.0	—
Limited recourse notes payable:
Senior notes, payable 2008-2012, interest rates fixed	7.1-7.5	47.9	47.9
Senior notes, payable 2006-2018, interest rates fixed	6.8-7.3	278.9	348.6
Project revenue financing:
Project revenue bond financings, payable through 2022, interest rates variable	3.5-4.5	7.6	22.8
Other financings:
Other, interest rates vary		1.2	4.5
Total		645.0	823.4
Current portion		(0.4)	(88.6)
Net long-term debt		$644.6	$734.8

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $343 million and $419 million at December 31, 2006 and 2005. LP estimates the senior notes maturing in 2010 to have a fair market value of $216 million at December 31, 2006 and $220 million at December 31, 2005 based upon market quotes.

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

LP issued $348.6 million of senior debt in June 1998 in a private placement to institutional investors. The remaining $278.9 million of notes mature in principal amounts of $53.5 million in 2008, $113.4 million in 2010, $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $283.1 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.

In September 2004, LP entered into a new five-year revolving credit facility. The new facility, which will expire in September 2009, provides for committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, LP may increase its borrowing capacity under the facility by up to an additional $100 million. The facility allows LP to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2006, LP had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce LP’s borrowing capacity, totaled approximately $35.7 million as December 31, 2006 and were cash collateralized with $37.5 million.

In November 2004, LP renewed an accounts receivable secured revolving credit facility providing for up to $100 million of borrowing capacity, $21 million of which was available for borrowing at December 31, 2006. At December 31, 2006, there were no outstanding borrowings under this facility. The structure of this facility requires LP to maintain a wholly owned non-qualifying special purpose entity, which is consolidated in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This entity purchases accounts receivable from LP and borrows from a third party using the receivables as collateral. The transaction is treated as a secured borrowing because the Company has the right to terminate early any borrowings outstanding, allowing LP to retain effective control over the receivables. The pledged receivables outstanding and the corresponding debt, if any, are included in Receivables and Long-term debt on the Consolidated Balance Sheets. At December 31, 2006, any borrowings under this facility would have borne interest at approximately commercial paper rates plus 0.5%. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The facility contains a provision under which specified downgrades of LP’s long-term unsecured senior debt rating could cause an amortization event under this facility.

As of February 20, 2007, LP’s credit ratings were

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Baa3	BBB -

Louisiana Pacific Canada Ltd (LP Canada) has a $10 million (Canadian) letter of credit facility. LP’s ability to obtain letters of credit under this facility ends in December 2007. The facility allows LP Canada to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2006, LP Canada had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $0.8 million as December 31, 2006 and were cash collateralized with $0.8 million. Subsequent to year end, this facility was increased to $100 million (Canadian).

LP Canada has a $10 million (Canadian or US) credit facility. The facility allows LP Canada to finance general operating requirements. At December 31, 2006, there was $3.0 million outstanding under this facility. This amount is included in Accounts payable and accrued liabilities on the  Consolidated Balance Sheets.

In December 2005, LP executed a credit agreement among Louisiana-Pacific Limited Partnership (LPLP) and LP Canada, as borrowers providing for a three-year, unsecured term loan in the principal amount of C$235 million. The obligations of LPLP and LP Canada under the credit agreement are guaranteed by LP. During 2006, LPLP repaid C$110 million.

In December 2006, Louisiana Pacific Chile SA (LP Chile) entered into a committed term credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015. The facility bears interest at LIBOR plus 0.2275% (5.59% as of December 31, 2006). The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile. At December 31, 2006, there was $3.0 million outstanding under this facility. Borrowings under the facility were secured.

The weighted average interest rate for all long-term debt at December 31, 2006 and 2005 was approximately 7.3 percent and 6.8 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions

Year ended December 31,
2007	$0.4
2008	180.9
2009	27.7
2010	313.6
2011	0.6
2012 and after	121.8
Total	$645.0

Cash paid during 2006, 2005 and 2004 for interest (net of capitalized interest) was $38.0 million, 61.7 million and $68.3 million.

During the year ended December 31, 2005 and 2004, LP repurchased $6.4 million of its publicly traded debt, the 10.875% Subordinated Notes, ahead of the maturity date. In connection with debt repurchases, LP recorded charges of $0.5 million and $41.5 million to reflect the premiums paid and certain transaction costs for the years ended December 31, 2005 and 2004.

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

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. LP’s retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the Investments in and advances to affiliates on the Consolidated Balance Sheets as of December 31, 2006. Management believes the book value of this investment approximates market value, as the interest rates on the notes receivable are variable.

In accordance with SFAS No. 140, the QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on the Consolidated Balance Sheets. The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors except to the extent of LP’s retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied. In general, the creditors of the QSPE have no recourse to LP’s assets, other than LP’s retained interest. However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2006. The estimated fair value of this guarantee is not material.

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

LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2006 and 2005, the trust assets were valued at $16.3 million and $14.9 million and are included in Other assets on the Consolidated Balance Sheets. LP did not contribute to this trust in 2006 or 2005.

LP adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006. Upon adoption, LP recognized a liability for the underfunded status of its defined benefit pension plans, an asset for the overfunded status of its defined benefit pension plans and adjusted ending accumulated comprehensive loss, net of tax, for the net actuarial loss and prior service cost that had not yet been recognized as components of net periodic pension cost. Of the total amounts included in accumulated comprehensive loss as of December 31, 2006, LP expects to recognize a net actuarial loss of $6.0 million and prior service cost of $1.2 million as components of net periodic pension cost in 2007. The adoption of SFAS 158 had no effect on LP’s Consolidated Statements of Income for the year ended December 31, 2006, or for any prior period presented.

The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and the amounts recognized in the balance sheet for LP sponsored plans:

	December 31,
	2006	2005
	Dollar amounts in millions
Change in benefit obligation:
Benefit obligation—beginning of year	$277.4	$258.3
Service cost	9.3	8.9
Interest cost	15.6	14.4
Amendments	—	2.9
Actuarial loss	6.7	10.8
Curtailments/settlements	(0.4)	—
Foreign exchange rate changes	(0.2)	1.3
Benefits paid	(19.2)	(19.2)
Benefit obligation—end of year	$289.2	$277.4
Change in assets:
Fair value of assets—beginning of year	$240.8	$216.8
Actual return on plan assets	33.5	20.4
Employer contribution	21.1	21.8
Curtailments/settlements	(0.4)	—
Foreign exchange rate changes	(0.1)	1.0
Benefits paid	(19.2)	(19.2)
Fair value of assets—end of year	$275.7	$240.8
Funded status—end of year	$(13.5)	*
Amounts recognized in the balance sheet consist of:
Noncurrent pension assets, included in Other assets	$1.2	*
Current pension liabilities, included in Accounts payable and accrued liabilities	(0.1)	*
Noncurrent pension liabilities, included in Other long-term liabilities	(14.6)	*
Net amount recognized	$(13.5)	*
Amounts not yet reflected in net periodic pension cost and recognized in accumulated comprehensive loss:
Net actuarial loss	$76.7	*
Prior service cost	6.2	*
Accumulated comprehensive loss (pre-tax)	$82.9	*
Accumulated benefit obligation	$276.2	$260.4
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$10.4	$268.9
Accumulated benefit obligation	8.0	251.9
Fair value of assets	—	232.1
Reconciliation of funded status:
Funded status	*	$(36.6)
Unrecognized actuarial loss	*	93.2
Unrecognized prior service cost	*	7.4
Prepaid benefit cost	*	$64.0
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	*	$2.5
Accrued benefit liability	*	(19.8)
Intangible asset	*	5.3
Accumulated comprehensive loss (pre-tax)	*	76.0
Net amount recognized	*	$64.0
Decrease in minimum liability included in accumulated comprehensive loss (net of income taxes):	*	$(0.4)
Weighted-average assumptions for obligations as of October 31 (measurement date):
Discount rate for obligations	5.68%	5.69%
Rate of compensation increase	4.00%	4.07%

*                      Not applicable due to change in accounting standard

Net periodic pension cost included the following components:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Service cost	$9.3	$8.9	$10.0
Interest cost	15.6	14.4	14.6
Expected return on plan assets	(18.4)	(16.9)	(15.5)
Amortization of prior service cost and net transition asset	1.2	0.9	0.9
Amortization of net actuarial loss	7.9	7.4	5.6
Net periodic pension cost	$15.6	$14.7	$15.6
Loss due to curtailment	$—	$—	$2.4
Weighted-average assumptions for net periodic pension cost:
Discount rate for pension cost	5.55%	5.46%	6.06%
Expected long-term rate of return on plan assets	7.74%	7.75%	7.86%

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

The following table presents the incremental effects of applying SFAS 158 on individual line items on LP’s Consolidated Balance Sheet at December 31, 2006. If LP had not been required to adopt SFAS 158, it would have recognized an additional minimum liability related to LP’s defined benefit pension plans of $0.1 million in accumulated comprehensive loss at December 31, 2006 pursuant to the provisions of SFAS No. 87 “Employers’ Accounting for Pensions.” The effect of recognizing the additional minimum liability is included in the table below in the column “Prior to Adopting SFAS 158.”

	Year ended December 31, 2006
	Prior to Adopting SFAS 158	Adjustments	After Adopting SFAS 158
	Dollar amounts in millions
Intangible assets	$5.2	$(1.8)	$3.4
Other assets	101.4	(74.4)	$27.0
Accounts payable and accrued liabilities	240.8	0.1	240.9
Other long-term liabilities	63.5	6.5	70.0
Deferred income taxes	395.6	(31.7)	363.9
Accumulated comprehensive loss	(20.4)	(51.1)	(71.5)

Plan Assets

The following table presents the weighted-average asset allocations as of the measurement dates of LP’s plans:

	2006	2005
	Dollar amounts in millions
Asset category
Equity securities	54.4%	66.0%
Debt securities	25.4	21.3
Real estate	6.4	4.1
Other, including cash and cash equivalents	13.8	8.6
Total	100.0%	100.0%

LP’s investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. LP’s U.S. plans include real estate, hedge funds and real return investment strategies to increase returns and reduce volatility. LP’s plans do not currently invest directly in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility.

Cash Flows

LP currently expects to contribute approximately $10 million to its defined benefit plans in 2007. This amount may be adjusted for various reasons including potential changes in the laws or administrative rules governing plan funding.

The following table reflects the expected benefit payments from the plans:

Pension Benefits
Dollar amounts in millions
Year
2007	$16.1
2008	16.8
2009	18.1
2010	18.6
2011	19.5
2012–2016	130.7

Defined Contribution Plans

LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 2.2 million shares of LP common stock that represented approximately 20% of the total market value of plan assets at December 31, 2006.

In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings for most employees and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).

Expenses related to defined contribution plans and the multiemployer plan in 2006, 2005 and 2004 were $10.9 million, $8.6 million and $11.9 million.

Other Benefit Plans

LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The accrued postretirement benefit cost at December 31, 2006 and 2005 was $8.8 million and $6.0 million. In accordance with SFAS 158, LP recognized $3.4 million ($2.2 million net of tax) of net actuarial losses and prior service costs and credits in Accumulated comprehensive loss at December 31, 2006 that had not yet been recognized as components of net periodic pension costs. Net expense related to these plans was not significant in 2006, 2005 or 2004.

Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The liability under this plan amounted to $1.5 million at December 31, 2006 and $0.6 million at December 31, 2005 and is included in Other long-term liabilities on LP’s Consolidated Balance Sheets.

14.          STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2006, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

Common Stock Plans

At December 31, 2006, LP has stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $6.3 million for the year ended December 31, 2006. Prior to January 1, 2006, LP accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, LP generally recognized compensation expense only when it modified stock option terms (as required by FASB) Interpretation No. 44 (FIN 44)) or granted restricted stock units or restricted stock. Any resulting expense was recognized ratably over the associated service period, which was generally the vesting term of the award.

Prior to January 1, 2006, LP provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148)”, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2006 based on its historical experience during the preceding two fiscal years.

As a result of adopting SFAS 123R, income before income taxes and net income for the year ended December 31, 2006 was $4.6 million and $3.0 million lower than if we had continued to account for stock-based compensation under APB 25. The impact on basic and diluted earnings per share for the year ended December 31, 2006 was a decrease of $0.03 per share. In addition, prior to the adoption of SFAS 123R, LP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The following table illustrates the effect (in millions, except per share amounts) on net income and basic and diluted earnings per share as if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2005 and 2004 as follows:

	2005	2004
Expected stock price volatility	51.4%	46.0%
Expected dividend rate	1.56%	1.11%
Risk-free interest rate	3.80%	3.95%
Expected life of options	4.0 yrs	7.0 yrs

The average fair value of each option granted during 2005 and 2004 was $10.61 and $10.56.

	Year Ended December 31,
	2005	2004
	Dollar amounts in millions, except per share amounts
Net income, as reported	$455.5	$420.7
Add: Stock-based employee compensation included in reported net income, net of related income tax effects	0.9	9.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.8)	(11.1)
Pro forma net income	$453.6	$419.1
Net income per share—basic, as reported	$4.18	$3.88
Net income per share—diluted, as reported	$4.15	$3.84
Net income per share—basic, pro forma	$4.16	$3.87
Net income per share—diluted, pro forma	$4.13	$3.82

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2006, 6,516,498 shares were available under the current stock award plans for stock-based awards. For the year ended December 31, 2006, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk free interest rate of 4.5%; an expected volatility factor for the market price of the Company’s common stock of 45% (based upon historical volatility over the expected life); a dividend yield of 2.0%; and an expected life of 4 years (based upon historical experience). The weighted-average fair value of each option granted during the year ended December 31, 2006 was $10.06.

The following table summarizes stock options and SSARs outstanding as of December 31, 2006 as well as activity during the three year period then ended.

	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

	Share amounts in thousands
Options outstanding at January 1, 2004	5,860	$12.52
Options granted	529	$21.36
Options exercised	(3,326)	$12.39
Options cancelled	(313)	$13.32
Options outstanding at December 31, 2004	2,750	$14.35
Options granted	332	$27.34
Options exercised	(902)	$13.03
Options cancelled	(45)	$16.15
Options outstanding at December 31, 2005	2,135	$16.89
Options granted	604	$28.09
Options exercised	(538)	$10.47
Options cancelled	(67)	$27.11
Options outstanding at December 31, 2006	2,134	$21.37	6.17	$6.0
Vested and expected to vest at December 31, 2006	2,127	$21.35	6.16	$6.0
Options exercisable at December 31, 2006	1,295	$17.54	4.53	$5.9

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of the fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2006. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange. Total intrinsic value of options exercised for the year ended December 31, 2006 was $9.3 million.

As of December 31, 2006, there was $5.6 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises for the year ended December 31, 2006 was $5.6 million. The tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $3.5 million for the year ended December 31, 2006.

INCENTIVE SHARE AWARDS

LP has granted incentive share stock awards (restricted stock units) to selected senior executives as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants. For the remaining awards granted in 2004, if LP’s stock trades at or above $29.78 per share for five consecutive days prior to the end of the five-year period, the remaining awards will automatically vest on the next anniversary of the date of grant. The 2005 and 2006 awards for employees vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2006, 2005 and 2004 of $1.1 million, $0.8 million and $2.9 million. As of December 31, 2006, there was $1.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.8 years.

The following table summarizes incentive share awards outstanding as of December 31, 2006 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Incentive share awards outstanding at January 1, 2004	675,309
Incentive shares awards granted	195,481
Incentive share awards vested	(643,628)
Incentive share awards cancelled	(41,246)
Incentive share awards outstanding at December 31, 2004	185,916
Incentive shares awards granted	45,020
Incentive share awards vested	(135,235)
Incentive share awards cancelled	—
Incentive share awards outstanding at December 31, 2005	95,701
Incentive shares awards granted	51,859
Incentive share awards vested	(3,672)
Incentive share awards cancelled	(17,305)
Incentive share awards outstanding at December 31, 2006	126,584	1.78	$2.7
Vested and expected to vest at December 31, 2006	125,223	1.78	$2.7
Incentive share awards exercisable at December 31, 2006	—	—	$—

Restricted Stock

LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2006, there was $2.0 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.6 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2006 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2004	60,000	—
Restricted stock awards granted	—	—
Restrictions lapsing	(60,000)	—
Restricted stock awards cancelled	—	—
Restricted stock awards at December 31, 2004	—	—
Restricted stock awards granted	65,600	$27.04
Restrictions lapsing	—	—
Restricted stock awards cancelled	—	—
Restricted stock awards at December 31, 2005	65,600	$27.04
Restricted stock awards granted	66,650	$28.90
Restrictions lapsing	—	—
Restricted stock awards cancelled	—	—
Restricted stock awards at December 31, 2006	132,250	$27.98

LP recorded compensation expense related to these awards in 2006, 2005 and 2004 of $1.2 million, $0.5 million and $0.1 million.

LP annually grants to each director restricted stock or restricted stock units. As of December 31, 2006, LP has 50,885 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2006 related to these grants was $0.3 million.

15.          ASSET RETIREMENT OBLIGATIONS

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations (SFAS 143).” This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 was effective for LP beginning January 1, 2003.

In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (FIN 47), which resulted in more consistent recognition of liabilities relating to asset retirement obligations. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143. FIN 47 was effective for LP as of December 31, 2005. As part of this implementation, LP recognized a loss of $1.8 million (or $1.1 million after tax), which is shown as a Cumulative effect of change in accounting principle on the accompanying Consolidated Statement of Income for the year ended December 31, 2005. This change was primarily associated with conditional asset retirement costs related to wastewater treatment facilities, ponds and above ground storage tanks.

The activity in LP’s asset retirement obligation liability for 2006 and 2005 is summarized in the following table.

	Year ended December 31,
	2006	2005
	Dollar amounts in millions
Beginning balance	$5.4	$2.4
Accretion expense	0.3	0.4
Accrued to expense during the year	0.2	3.4
Payments made	(0.5)	(0.8)
Ending balance	$5.4	$5.4

16. OTHER OPERATING CREDITS AND CHARGES, NET

The major components of Other operating credits and charges, net in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Additions to litigation reserves	$—	$—	$(6.0)
Additions to product related warranty reserves	—	(7.0)	—
Additions to product related contingency reserves	(3.9)	—	—
Reversion of OSB siding settlement funds	—	3.0	—
Revisions to environmental contingency reserves	—	(1.2)	2.8
Change in method of estimating workers compensation liabilities	(2.1)	—	—
Gain on insurance recoveries	4.7	—	—
Charges associated with corporate relocation	—	(2.8)	(12.5)
Charges associated with CEO retirement	—	—	(13.1)
Recovery related to assets and liabilities transferred under contractual obligation	—	1.0	—
Other	0.6	0.5	0.1
	$(0.7)	$(6.5)	$(28.7)

2006

During 2006, LP recorded $0.7 million in Other operating credits and charges, net. The components of the net charges include:

•       a loss of $3.9 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 18 for further discussion) due primarily to increases in administrative costs;

•       a charge of  $2.1 million in connection with a change in the method of estimating future workers’ compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers compensation claims; and

•       a gain of $4.7 million associated with insurance recoveries related to the hurricane damage sustained in the third and fourth quarter of 2005.

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

Severance

Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Beginning balance	$3.5	$1.8	$3.1
Charged to expense, continuing operations	1.6	2.7	3.1
Charged to expense, discontinued operations	0.1	5.1	0.3
Payments	(4.0)	(6.1)	(4.7)
Ending balance	$1.2	$3.5	$1.8

The balance of the accrued severance is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The balance as of December 31, 2006 is payable under contract through 2007. The majority of the severance expense is non-segment related.

17. GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET

The major components of Gain (loss) on sale of and impairment of long-lived assets, net in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Impairment charges on long-lived assets	$(1.3)	$(1.9)	$(20.9)
Gain (loss) on sale of other long-lived assets	(1.3)	(1.6)	(0.6)
	$(2.6)	$(3.5)	$(21.5)

2006

During 2006, LP recorded a net loss on sale of and impairment of long-lived assets of $2.6 million. This net loss includes the following items:

•       an impairment charge of $1.3 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses; and

•       a net loss of $1.3 million on the sale of certain other assets.

2005

During 2005, LP recorded a net loss on sale of and impairment of long-lived assets of $3.5 million. This net loss includes the following items:

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

18. CONTINGENCIES

LP maintains reserves for various contingent liabilities as follows:

	December 31,
	2006	2005
	Dollar amounts in millions
Environmental reserves	$7.7	$10.1
Hardboard siding reserves	25.3	31.0
Other	1.6	2.3
Total contingencies	34.6	43.4
Current portion	(9.0)	(12.0)
Long-term portion	$25.6	$31.4

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

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Beginning balance	$10.1	$11.4	$17.9
Adjusted to expense (income) during the year	(0.3)	0.8	(3.1)
Payments made	(2.1)	(2.1)	(3.4)
Ending balance	$7.7	$10.1	$11.4

During 2006, 2005 and 2004, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

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

During the fourth quarter of 2006, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. LP believes that the reserve balance at December 31, 2006 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table.

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
Beginning balance	$31.0	$37.2	$43.7
Accrued to expense	3.9	—	—
Payments made for claims	(7.4)	(4.7)	(5.0)
Payments made for administrative costs	(2.2)	(1.5)	(1.5)
Ending balance	$25.3	$31.0	$37.2

Potential Insurance Recovery

LP filed suit in June, 2001, against one of ABTco, Inc’s insurers seeking indemnity, defense costs, and declaratory relief for claims arising out of a coverage dispute in the ABTco Hardboard Siding Settlement. On May 31, 2005, after trial by jury and post-trial motions filed by the insurer, the United States District Court for the Western District of North Carolina entered judgment in favor of LP, ordering that the insurer pay damages in the amount of $11.7 million ($3.9 million damages trebled under the applicable statute), plus $2.5 million representing the insurer’s share of defense costs for the underlying hardboard siding suit, and that the insurer indemnify LP against 77.5% of any liability and a portion of the administrative costs associated with certain future claims that fall within the insurer’s policy periods. On May 31, 2005, the judge also ordered the insurer to reimburse LP $2 million for the costs in prosecuting this case. On June 29, 2005, the insurer filed a Notice of Appeal. On December 19, 2006, the Fourth Circuit Court of Appeals affirmed the Judgment in its entirety. On January 3, 2007, the insurer filed a motion seeking an en banc review which was subsequently denied. LP has not recorded any gain in connection with this judgment as the matter remains on appeal and any such gain is contingent on prevailing in part or in whole at the appellate court.

Additional Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by us and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals decided in a 2 to 1 decision to vacate the District Court’s injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. On January 19, 2007, LP filed its notice of appeal to the Minnesota State Court of Appeals. Based upon the information currently available, LP believes that any further liability related to this case is remote and, accordingly, have not recorded any accrual with respect to our potential exposure.

Nature Guard Cement Shakes Matters

LP is a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that was filed in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The claims in this action that went to trial, starting December 6, 2005, were breach of express warranties, unfair business practices, and violations of the Consumer Legal Remedies Act (CLRA). The plaintiffs sought general, compensatory, special and punitive damages, disgorgement of profits and the establishment of a fund to provide restitution to the purported class members. During the trial, the judge dismissed the CLRA claims and a number of warranty claims and granted our motions to decertify the CLRA class and warranty class. Subsequently, on March 9, 2006, a jury returned a defense verdict on all remaining breach of warranty claims, and on May 23, 2006 the judge signed and filed a Statement of Decision after Court Trial directing entry of judgment in LP’s favor for the remaining class claim of unfair business practices. The judgment incorporating the Statement of Decision was filed on July 20, 2006. Plaintiffs filed a Notice of Appeal on September 12, 2006, without specifying which issues they intend to raise on appeal.

LP no longer manufactures or sells fiber cement shakes. LP believes the judgment will be upheld and that the resolution of such proceedings will not have a material adverse effect on LP’s financial position, results of operations, cash flows or liquidity.

Lockhart Wood Treatment Facility

During the third quarter of 2004, LP received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom LP acquired the facility in 1983. LP, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the months following the failed mediation, plaintiffs’ attorneys filed 19 separate lawsuits purporting to represent a total of 1429 plaintiffs. Each of these cases was filed in, or removed to, the Federal District Court of Alabama which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al CV 2:06-CV-00083-LES-CSC. Due to the numerous uncertainties associated with the matters alleged in the letter and subsequent lawsuits, including uncertainties regarding the existence, nature, magnitude and causation of the alleged wrongful death, injuries and property damage, responsibility therefore and defenses thereto, LP is not presently able to quantify LP’s financial exposure, if any, relating to such matters. LP intends to defend these suits vigorously.

Antitrust Litigation

LP has been named as one of a number of defendants in multiple class action complaints filed on or after February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania. These complaints have been dismissed or consolidated into two complaints under one caption: In Re OSB Anti-Trust Litigation, Master File No. 06-CV-00826 (PD). The first complaint is a consolidated amended class action complaint filed on March 31, 2006 in which plaintiffs seek to certify a class consisting of persons and entities who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the direct purchaser complaint). The second complaint is a consolidated amended class action complaint, filed on June 15, 2006, in which the plaintiffs seek to certify a class consisting of persons and entities who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the indirect purchaser complaint).

The plaintiffs, in both amended and consolidated complaints described above, seek treble damages in unspecified amounts alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. The plaintiffs in the indirect purchaser complaint also seek similar remedies under individual state anti-trust and competition laws as well as consumer protection laws. LP believes that the claims asserted are without merit, and intends to defend this matter vigorously. LP is unable to predict whether the court will declare these actions to be class actions, and likewise is unable to predict the potential financial impact of these actions.

Other Proceedings

LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

19.          COMMITMENTS AND CONTINGENT LIABILITIES

LP is obligated to purchase timber under certain cutting contracts that extend to 2009. LP’s best estimate of its commitment at current contract rates under these contracts at December 31, 2006 is approximately $14.4 million for approximately 203.9 million board feet of timber.

LP is primarily self-insured for workers’ compensation and employee health care liability costs. Self-insurance liabilities for workers’ compensation are determined based upon a valuation performed by an actuarial firm. The estimate of future workers’ compensation liabilities incorporates loss development and an estimate associated with incurred but not yet reported claims. These claims are discounted. Self-insurance liabilities for employee health costs are determined actuarially based upon claims filed and estimated claims incurred but not yet reported. These claims are not discounted.

The Company and its subsidiaries lease certain manufacturing, warehousing and other plant sites and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.

At December 31, 2006, future minimum annual rent commitments are as follows:

Dollar amounts in millions

Year ended December 31,
2007	$7.8
2008	6.6
2009	5.4
2010	5.2
2011	4.9
2012 and after	7.2
Total	$37.1

As of December 31, 2006, LP has entered into several non-cancelable subleases for a portion of its former corporate headquarters in Portland, Oregon. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $7.2 million (in total for all years) due in the future. Rental expense amounted to $26.6 million, $25.5 million and $26.8 million in 2006, 2005 and 2004.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. LP records accruals for those pre-closing obligations that are considered probable and estimable. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” LP is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 31, 2002. LP has not accrued any additional amounts as a result of the indemnity agreements summarized below as LP believes the fair value of the guarantees entered into after December 31, 2002 is not material.

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

	Year ended December 31,
	2006	2005
	Dollar amounts in millions
Beginning balance	$32.3	$22.2
Accrued to expense during the year	0.8	16.3
Payments made	(4.3)	(6.2)
Total warranty reserves	28.8	32.3
Current portion	(7.0)	(7.0)
Long term portion	$21.8	$25.3

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. At December 31, 2006, LP had no operations classified as discontinued. In 2005, LP’s discontinued operations included two lumber facilities and vinyl operations. In 2004, LP’s discontinued operations included two lumber facilities and two inter-related interior hardboard facilities.

The loss from discontinued operations for the year ended December 31, 2006 relates to residual charges from previously discontinued operations. Additionally, during 2006, LP recorded a charge of $2.1 million in connection with a change in the method of estimating future workers’ compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers’ compensation claims. LP also recorded a loss of $0.5 million related to long-term timber contracts and a gain of $1.8 million related to refunds of previously paid softwood lumber duties associated with the trade agreements between the U.S. and Canada.

Revenues associated with the discontinued operations were $143.0 million and $263.9 million for the years ended December 31, 2005 and 2004. Included in the loss or income on discontinued operations for the years ended December 31, 2005 and 2004 were impairment charges of $22.9 million and $6.7 million to reduce the carrying values of assets to their estimated fair value less estimated costs to sell. During 2005, LP recorded a gain of $5.7 million on the sale of a lumber mill and two previously closed facilities. During 2004, LP recorded a loss of $3.8 million on the sale of a lumber mill and two inter-related interior industrial panel facilities, a loss of $2.3 million on the settlement of an operating lease associated with a mill held for sale and a gain of $1.2 million related to long-term timber contracts. LP also recorded a gain of $3.7 million associated with the liquidation of certain LIFO inventories due to reduced log and lumber inventories at sites sold or closed.

22.          ACCUMULATED COMPREHENSIVE LOSS

Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension adjustments. The table below breaks down these balances, net of tax:

	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Other	Total
	Dollar amounts in millions
Balance at December 31, 2003	$(24.3)	$(47.9)	$1.1	$(0.1)	$(71.2)
Activity	2.2	0.6	0.7	(0.2)	3.3
Balance at December 31, 2004	(22.1)	(47.3)	1.8	(0.3)	(67.9)
Activity	6.7	0.8	(1.9)	0.1	5.7
Balance at December 31, 2005	(15.4)	(46.5)	(0.1)	(0.2)	(62.2)
Activity	(3.1)	(46.4)	0.5	0.2	(9.3)
Balance at December 31, 2006 before adoption of SFAS 158	(18.5)	(0.1)	0.4	—	(71.5)
Adjustment to initially adopt SFAS158	—	(51.1)	—	(2.2)	—
Balance at December 31, 2006	$(18.5)	$(51.2)	$0.4	$(2.2)	$(71.5)

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments in 2006 include a $46.4 million gain prior to the adoption of SFAS 158 and a $51.1 million loss related to the adoption of SFAS 158. The pension adjustments included income tax benefit of $2.2 million in 2006 and income tax expense of $0.7 million in 2005 and $0.4 million in 2004. The unrealized gain (loss) on derivatives included income tax expense of $0.2 million in 2006, income tax benefit of $0.9 million in 2005 and income tax expense of $0.2 million in 2004. Included in other is a $2.2 million loss related to LP’s adoption of SFAS 158 on other post retirement benefit plans.

23.          SEGMENT INFORMATION

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

The OSB segment includes OSB products produced in North America. The siding segment includes (1) OSB-based siding products; (2) hardboard siding products; and (3) other hardboard products. The engineered wood products segment includes (1) laminated veneer lumber; (2) I-joists; (3) plywood; and (4) other related products.

Information about LP’s product segments is as follows:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
SALES BY BUSINESS SEGMENT
OSB	$1,212.2	$1,560.4	$1,749.0
Siding	493.4	453.5	430.7
Engineered Wood Products	392.0	431.4	399.4
Other products	139.0	163.7	161.6
Less: Intersegment sales	(1.5)	(10.1)	(10.0)
Total sales	$2,235.1	$2,598.9	$2,730.7
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$109.6	$528.4	$829.7
Siding	67.3	45.2	51.9
Engineered Wood Products	33.2	34.0	7.2
Other products	(5.8)	13.0	14.7
Other operating credits and charges, net	(0.7)	(6.5)	(28.7)
Gain (loss) on sales of and impairments of long-lived assets	(2.6)	(3.5)	(21.5)
General corporate and other expense, net	(95.1)	(88.3)	(104.1)
Loss on early extinguishment of debt	—	(0.5)	(41.5)
Foreign currency exchange gains (losses)	(2.5)	(1.4)	9.7
Investment income	95.7	71.3	45.6
Interest expense, net of capitalized interest	(49.4)	(54.6)	(65.3)
Income from continuing operations before taxes and cumulative effect of change in accounting principle	149.7	537.1	697.7
Provision for income taxes	24.2	61.3	277.5
Income from continuing operations before cumulative effect of change in accounting principle	$125.5	$475.8	$420.2

	Year ended December 31,
	2006	2005	2004
DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$78.2	$87.7	$94.0
Siding	18.1	16.2	15.0
Engineered Wood Products	13.9	14.7	16.6
Other products	12.2	9.0	7.2
Non-segment related	5.6	5.1	8.3
Total depreciation, amortization and cost of timber harvested	$128.0	$132.7	$141.1
CAPITAL EXPENDITURES
OSB	$152.6	$65.1	$83.5
Siding	30.0	41.8	22.2
Engineered Wood Products	35.0	21.6	3.8
Other products	15.5	19.2	17.5
Non-segment related	3.4	20.2	20.6
Discontinued operations	—	5.8	0.1
Total capital expenditures	$236.5	$173.7	$147.7

Information concerning identifiable assets by segment is as follows:

	December 31,
	2006	2005
	Dollar amounts in millions
IDENTIFIABLE ASSETS
OSB	$1,050.3	$912.7
Siding	246.5	220.8
Engineered Wood Products	170.3	153.3
Other products	275.0	312.3
Non-segment related	1,694.3	1,998.9
Total assets	$3,436.4	$3,598.0

Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets and other items.

Export sales are primarily to customers in Asia, South America and Europe. Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
	2006	2005	2004
	Dollar amounts in millions
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
U.S.	$1,857	$2,150	$2,242
Canada and other	717	955	1,032
Intersegment sales to U.S.	(339)	(506)	(543)
Total Sales	$2,235	$2,599	$2,731
Export sales (included in above)	$29	$23	$25
Operating profit (loss)
U.S.	$182	$417	$550
Canada and other	22	205	351
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(3)	(10)	(50)
General corporate expense, loss on extinguishment of debt, translation gains (losses) and interest, net	(51)	(75)	(153)
	150	537	698
Provision for income taxes	24	61	278
Income from continuing operations before cumulative effect of change in accounting principle	$126	$476	$420
Identifiable tangible long-lived assets
U.S.	$567	$442	$434
Canada and other	423	436	467
Total assets	$990	$878	$901

The amounts included in the tables above for Canada and other are primarily related to Canada.

24. HEADQUARTERS RELOCATION

On September 30, 2003, LP announced that it would relocate its corporate headquarters to Nashville, Tennessee. The transition associated with this relocation was completed during 2005, and involved the consolidation of most of LP’s management and leadership positions from several offices to its new headquarters. The move resulted in LP’s corporate headquarters being closer to the company’s production facilities, customers and shareholders. During 2005 and 2004, LP incurred $2.8 million and $12.5 million in severance, relocation, moving and recruitment expenses. Additionally, LP spent a total of $16.7 million in capital expenditures related to the relocation of the headquarters and related facilities in 2006, 2005 and 2004.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollar amounts in millions, except per share)
QUARTERLY DATA
Net sales	$678.3	$661.4	$652.7	$692.0	$534.5	$621.3	$369.6	$624.2
Gross profit (loss)(1)	158.3	202.9	114.6	196.1	32.8	142.2	(25.4)	141.7
Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	128.0	165.0	73.1	159.5	8.7	108.9	(55.8)	103.0
Income (loss) from continuing operations before cumulative effect of change in accounting principle	84.9	105.4	55.1	104.4	9.9	174.6	(24.4)	91.4
Net income (loss)	$83.7	$101.7	$55.1	$100.3	$9.5	$168.2	$(24.6)	$85.3
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$0.80	$0.95	$0.52	$0.94	$0.09	$1.61	$(0.24)	$0.87
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$0.80	$0.95	$0.52	$0.94	$0.09	$1.59	$(0.24)	$0.86
Net income (loss) per share—basic	$0.79	$0.92	$0.52	$0.90	$0.09	$1.54	$(0.24)	$0.82
Net income (loss) per share—diluted	$0.79	$0.91	$0.52	$0.90	$0.09	$1.53	$(0.24)	$0.81
Cash dividends per share	$0.15	$0.10	$0.15	$0.125	$0.15	$0.125	$0.15	$0.125
SALES BY SEGMENT:
OSB	$397.6	$416.2	$354.6	$403.9	$275.7	$353.0	$184.3	$387.3
Siding	120.7	95.4	148.6	125.2	137.1	129.1	87.0	103.8
Engineered wood products	112.4	109.3	110.0	120.5	92.7	100.9	76.9	100.7
Other products	47.6	42.8	39.5	45.6	29.0	40.1	22.9	35.2
Less intersegment sales	—	(2.3)	—	(3.2)	—	(1.8)	(1.5)	(2.8)
Total net sales	$678.3	$661.4	$652.7	$692.0	$534.5	$621.3	$369.6	$624.2
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$111.0	$171.3	$62.4	$146.6	$(9.3)	$98.6	$(54.5)	$111.9
Siding	18.6	7.0	22.9	16.4	19.0	17.1	6.8	4.7
Engineered wood products	11.3	5.6	9.1	12.1	8.3	7.9	4.5	8.4
Other products	5.4	5.5	2.8	5.2	(5.0)	1.4	(9.0)	0.9
Other operating credits and charges, net	(0.1)	0.3	—	(1.4)	2.9	(0.3)	(3.5)	(5.1)
Gain (loss) on sale of and impairment of long-lived assets	0.1	0.2	(0.1)	0.7	(0.9)	(2.3)	(1.7)	(2.1)
General corporate and other expenses, net	(28.8)	(23.4)	(23.1)	(20.2)	(23.7)	(20.9)	(19.5)	(23.8)
Loss on early debt extinguishment	—	—	—	—	—	—	—	(0.5)
Foreign currency exchange gains (losses)	2.1	(0.6)	(10.6)	(1.4)	(0.2)	0.4	6.2	0.2
Investment income	23.0	15.5	24.3	16.9	24.9	18.8	23.5	20.1
Interest expense, net of capitalized interest	(13.4)	(15.7)	(14.3)	(15.3)	(11.2)	(13.1)	(10.5)	(10.5)
Income (loss) from operations before taxes and cumulative effect of change in accounting principle	129.2	165.7	73.4	159.6	4.8	107.6	(57.7)	104.2
Provision (benefit) for income taxes	44.3	60.3	18.3	55.2	(5.1)	(67.0)	(33.3)	12.8
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$84.9	$105.4	$55.1	$104.4	$9.9	$174.6	$(24.4)	$91.4

(1)             Gross profit (loss) is income before selling and administrative expenses, other operating credits and charges, net, gain (loss) on sale of and impairment of long-lived assets, net, loss on early debt extinguishment, foreign currency exchange gains (losses), investment income, interest expense, taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle.

Included in Other operating credits and charges, net for continuing operations are the following:

In the first quarter of 2006, LP recorded a charge of $0.1 million associated with the relocation and consolidation of LP’s corporate offices to Nashville, Tennessee.

In the third quarter of 2006, LP recorded a gain of $2.8 million associated with insurance recoveries related to the hurricanes which occurred in the third and fourth quarter of 2005.

In the fourth quarter of 2006, LP recorded a gain of $1.9 million associated with insurance recoveries related to the hurricanes which occurred in the third and fourth quarter of 2005. LP also recognized a charge of $2.1 million in connection with a change in the method of estimating future workers’ compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers’ compensation claims. LP also recorded a net charge of $3.9 million associated with product related warranty reserves associated with LP class action suit due primarily to increases in administrative costs.

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

Included in gain (loss) on sale of and impairment of long-lived assets for continuing operations are the following:

In the third and fourth quarters of 2006, LP recorded impairment charges of $0.9 million and $0.5 million on manufacturing equipment that is held for sale to reduce the carrying value to its estimated sales price, net of selling expenses.

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

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s consolidated financial statements and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report included herein.

The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2006 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Louisiana-Pacific Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based upon the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those  consolidated financial statements and included an explanatory paragraph referring to the Company adopting the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006, Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment on January 1, 2006 and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143 on December 31, 2005.

DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 28, 2007

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement filed by LP for its 2007 annual meeting of stockholders (the “2007 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2007 Proxy Statement.

Information regarding each of LP’s executive officers as of February 28, 2007, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	55	Chief Executive Officer
Curtis M. Stevens	54	Executive Vice President, Administration and Chief Financial Officer
Richard S. Olszewski	50	Executive Vice President, Specialty Products and Sales
Jeffrey N. Wagner	52	Executive Vice President, OSB

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

Richard S. Olszewski has been Executive Vice President, Specialty Products and Sales since September 2007. Previously he was Vice President of the Fasson Roll Division, North America, a division of Avery Dennison Corporation.

Jeffrey N. Wagner has been Executive Vice President of OSB since May 2006 and previously Vice President OSB since November 2004. He served as Vice President, Forest Resources, Supply Management and Logistics from 2003 to 2004. Previously, Mr. Wagner served as Director of Supply Management.

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

ITEM 11.         Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2007 Proxy Statement.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2007 Proxy Statement.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.

Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2007 Proxy Statement.

ITEM 14.         Principal Accountant Fees and Services

Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2007 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

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

Date: February 28, 2007	LOUISIANA-PACIFIC CORPORATION
(Registrant)
/s/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President, Administration, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title
February 28, 2007	/s/ RICHARD W. FROST
Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)
February 28, 2007	/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)
February 28, 2007	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board
February 28, 2007	/s/ COLIN D.WATSON
Colin D.Watson Director
February 28, 2007	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director
February 28, 2007	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director
February 28, 2007	/s/ PAUL W. HANSEN
Paul W. Hansen Director

February 28, 2007	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director
February 28, 2007	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director
February 28, 2007	/s/ KURT M. LANDGRAF

Kurt M. Landgraf Director

February 28, 2007	/s/ JOHN C. KERR

John C. Kerr Director

EXHIBIT INDEX

On written request, Louisiana-Pacific Corporation (LP) will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP’s costs of copying such exhibit plus postage. Any such request should be sent to: Louisiana-Pacific Corporation, 414 Union Street, Suite 2000, Nashville, TN 37219.

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3(a) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
3.2	Bylaws of LP, as amended and restated effective November 3, 2006. Incorporated herein by reference to Exhibit 3.2 to LP’s Current Report on Form 8-K dated November 3, 2006.
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

10.27(a)

First Amendment to 2005 Credit Agreement, dated February 23, 2007, among Louisiana-Pacific Limited Partnership and Louisiana-Pacific Canada Ltd., as Borrowers, Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other lenders party thereto

10.28	Credit Agreement, dated January 16, 2007, among Louisiana-Pacific Canada Ltd., as Borrowers, Royal Bank of Canada, as lenders.
21	List of LP’s subsidiaries incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.
23	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.