Form 10-Q
period 2007-03-31
LOUISIANA-PACIFIC CORP
filed 2007-05-09
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2007

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

Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,323,224 shares of Common Stock, $1 par value, outstanding as of May 8, 2007.

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

Item 1.    Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended March 31,
	2007	2006

Net sales	$406.0	$678.3
Operating costs and expenses:
Cost of sales	403.7	485.5
Depreciation, amortization and cost of timber harvested	29.3	34.5
Selling and administrative	41.1	42.0
(Gain) loss on sale or impairment of long-lived assets	5.5	(0.1)
Other operating credits and charges, net	—	0.1
Total operating costs and expenses	479.6	562.0

Income (loss) from operations	(73.6)	116.3

Non-operating income (expense):
Foreign currency exchange (loss) gain	(2.8)	2.1
Interest expense, net of capitalized interest	(10.3)	(13.4)
Investment income	20.4	23.0
Total non-operating income	7.3	11.7

Income (loss) before taxes and equity in earnings of unconsolidated affiliates	(66.3)	128.0
Provision (benefit) for income taxes	(32.2)	44.3
Equity in (earnings) loss of unconsolidated affiliates	3.3	(1.2)

Income (loss) from continuing operations	(37.4)	84.9

Discontinued operations:
Income (loss) from discontinued operations before taxes	0.1	(2.0)
Benefit for income taxes	—	(0.8)
Income (loss) from discontinued operations	0.1	(1.2)

Net income (loss)	$(37.3)	$83.7

Net income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$(0.36)	$0.80
Loss from discontinued operations	—	(0.01)
Net income (loss) per share - basic	$(0.36)	$0.79

Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$(0.36)	$0.80
Loss from discontinued operations	—	(0.01)
Net income (loss) per share - diluted	$(0.36)	$0.79

Cash dividends per share of common stock	$0.15	$0.15

Average shares of stock outstanding - basic	104.1	105.8
Average shares of stock outstanding - diluted	104.5	106.4

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$307.4	$265.7
Short-term investments	608.7	797.0
Receivables, net	211.2	157.4
Inventories	282.3	246.1
Prepaid expenses and other current assets	4.5	9.3
Deferred income taxes	28.5	28.5
Total current assets	1,442.6	1,504.0

Timber and timberlands	94.8	98.7

Property, plant and equipment	2,084.9	2,045.5
Accumulated depreciation	(1,176.9)	(1,153.8)
Net property, plant and equipment	908.0	891.7

Goodwill, net of amortization	273.5	273.5
Notes receivable from asset sales	333.0	333.0
Long-term investments	76.2	40.4
Restricted cash	48.4	51.8
Investments in and advances to affiliates	215.5	212.9
Other assets	37.0	30.4
Total assets	$3,429.0	$3,436.4

LIABILITIES AND EQUITY
Current portion of long-term debt	$0.3	$0.4
Short-term notes payable	69.9	3.0
Accounts payable and accrued liabilities	207.0	237.9
Current portion of deferred tax liabilities	14.6	14.6
Current portion of contingency reserves	9.0	9.0
Total current liabilities	300.8	264.9

Long-term debt, excluding current portion:
Limited recourse notes payable	326.8	326.8
Other long-term debt	326.7	317.8
Total long-term debt, excluding current portion	653.5	644.6

Contingency reserves, excluding current portion	22.0	25.6
Other long-term liabilities	81.5	70.0
Deferred income taxes	352.5	363.9

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	435.2	435.8
Retained earnings	1,819.4	1,870.2
Treasury stock	(281.9)	(284.0)
Accumulated comprehensive loss	(70.9)	(71.5)
Total stockholders’ equity	2,018.7	2,067.4
Total liabilities and equity	$3,429.0	$3,436.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37.3)	$83.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	29.3	34.5
Loss (earnings) from unconsolidated affiliates	3.3	(1.2)
(Gain) loss on sale or impairment of long-lived assets	4.5	(0.1)
Excess tax benefits from stock-based compensation	—	(2.5)
Cash settlement of contingencies	(3.7)	(4.5)
Pension (payments) expense, net	(5.3)	2.7
Net accretion on available for sale securities	(3.8)	(1.3)
Other adjustments, net	1.9	0.7
Increase in receivables	(55.6)	(30.6)
Increase in inventories	(33.9)	(41.2)
Decrease in prepaid expenses	5.8	7.1
(Decrease) increase in accounts payable and accrued liabilities	(9.7)	8.3
(Decrease) increase in deferred income taxes	0.2	(7.4)
Net cash (used in) provided by operating activities	(104.3)	48.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(57.9)	(37.6)
Investments and advances to joint ventures	(5.8)	(4.4)
Cash paid for purchase of investments	(703.3)	(2,325.1)
Proceeds from sales of investments	859.6	2,421.9
(Increase) decrease in restricted cash under letters of credit and credit facility requirements	(6.5)	15.5
Other investing activities, net	1.5	0.3
Net cash provided by investing activities	87.6	70.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	8.0	—
Repayment of long-term debt	(0.1)	(20.0)
Net borrowings under revolving credit lines	66.0	—
Payment of cash dividends	(15.6)	(15.9)
Sale of common stock under equity plans	0.1	4.6
Excess tax benefits from stock-based compensation	—	2.5
Net cash provided by (used in) financing activities	58.4	(28.8)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS:	—	0.5

Net increase in cash and cash equivalents	41.7	90.5
Cash and cash equivalents at beginning of period	265.7	607.6

Cash and cash equivalents at end of period	$307.4	$698.1

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, December 31, 2006	116.9	$116.9	12.7	$(284.0)	$435.8	$1,870.2	$(71.5)	$2,067.4
Cumulative effect of adoption of accounting principle on prior years (see Note 1 and 5)	—	—	—	—	—	2.1	—	2.1
Balance, December 31, 2006 (as adjusted)	116.9	116.9	12.7	(284.0)	435.8	1,872.3	(71.5)	2,069.5

Net income	—	—	—	—	—	(37.3)	—	(37.3)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.1)	2.1	(0.8)	—	—	1.3
Amortization of restricted stock grants	—	—	—	—	0.2	—	—	0.2
Cash dividends	—	—	—	—	—	(15.6)	—	(15.6)
Other comprehensive income	—	—	—	—	—		0.6	0.6
Balance, March 31, 2007	116.9	$116.9	12.6	$(281.9)	$435.2	$1,819.4	$(70.9)	$2,018.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2007	2006
Net income (loss)	$(37.3)	$83.7

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(0.4)	(3.2)
Unrealized gain (loss) on derivative instruments	(0.1)	0.3
Defined benefit pension plans:
Amortization of prior service cost	0.2	—
Amortization of net loss	0.9	—
Other comprehensive income (loss), net of tax	0.6	(2.9)

Comprehensive income (loss), net of tax	$(36.7)	$80.8

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2006.

Adoption of New Accounting Standards

LP adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 5 below for additional information, including the effects of adoption on LP’s Condensed Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity.

LP adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) on
January 1, 2007.  FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods.  Permitted methods include direct expensing, built-in overhaul and deferral. LP will follow the deferral method in future periods. As a result of this adoption, LP recorded an increase to the beginning balance of retained earnings of $5.2 million or $3.3 million after tax. The impact of the adoption of this standard was immaterial to prior years.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2007, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $1.5 million for the quarter ended March 31, 2007.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At March 31, 2007, 5,297,556 shares were available under the current stock award plans for stock-based awards. For the quarter ended March 31, 2007, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 4.8%; an expected volatility factor for the market price of the Company’s common stock of 29.6% (based upon historical volatility over the expected life); a dividend yield of 2.6%; and an expected life of 4 years (based upon historical experience). The weighted-average fair value of each option or stock settled stock appreciation right granted during the quarter ended March 31, 2007 was $5.52.

The following table summarizes stock options and stock settled stock appreciation rights outstanding as of March 31, 2007 as well as activity during the three month period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding options/SSARs
Options/SSARs outstanding at January 1, 2007	2,134	$21.37
Options/SSARs granted	1,261	$22.98
Options/SSARs exercised	(11)	$10.20
Options/SSARs cancelled	(28)	$27.57

Options/SSARs outstanding at March 31, 2007	3,356	$21.96	6.99	$4.7

Vested and expected to vest at March 31, 2007	3,181	$21.82	6.89	$4.7

Options exercisable at March 31, 2007	1,630	$19.52	5.09	$4.6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2007. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange. Total intrinsic value of options exercised for the quarter ended March 31, 2007 was $0.1 million.

As of March 31, 2007, there was $11.2 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 2.53 years.

Cash received from option exercises for the first quarter of 2007 was $0.1 million.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to selected senior executives as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants.  For the remaining awards granted in 2004, if LP’s stock trades at or above $29.78 per share for five consecutive days prior to the end of the five-year period, the remaining awards will automatically vest on the next anniversary of the date of grant. The 2005 and 2006 awards for employees vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first quarter of 2007 of $0.3 million.  As of March 31, 2007, there was $1.6 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.5 years.

The following table summarizes incentive share awards outstanding as of March 31, 2007 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Incentive share awards outstanding at January 1, 2007	126,574
Incentive shares awards granted	—
Incentive share awards vested	—
Incentive share awards cancelled	(2,960)

Incentive share awards outstanding at March 31, 2007	123,614	1.53	$2.5
Vested and expected to vest at March 31, 2007	110,810	1.52	$2.2

Restricted Stock

LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of March 31, 2007, there was $3.7 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 2.0 years.

The following table summarizes the restricted stock outstanding as of March 31, 2007 as well as activity during the three months then ended.

	Quarter Ended March 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted shares
Restricted stock awards outstanding at January 1, 2007	132,250	$27.98
Restricted stock awards granted	94,010	$22.99
Restrictions lapsing	—	—
Restricted stock awards cancelled	(16,250)	$27.86

Restricted stock awards at March 31, 2007	210,010	$25.75

LP recorded compensation expense related to these awards in the first quarter of 2007 of $0.4 million.

LP annually grants to each director restricted stock or restricted stock units. As of March 31, 2007, LP has 52,200 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2007 related to these grants was $0.1 million.

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

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

	Quarter Ended March 31,
Dollar and share amounts in millions, except per share amounts	2007	2006
Numerator:
Income (loss) attributed to common shares:
Income (loss) from continuing operations	$(37.4)	$84.9
Income (loss) from discontinued operations	0.1	(1.2)
Net income (loss)	$(37.3)	$83.7

Denominator:
Basic - weighted average common shares outstanding	104.1	105.8
Dilutive effect of stock plans	0.4	0.6
Diluted shares outstanding	104.5	106.4

Basic earnings per share:
Income (loss) from continuing operations	$(0.36)	$0.80
Loss from discontinued operations	—	(0.01)
Net income (loss) per share	$(0.36)	$0.79

Diluted earnings per share:
Income (loss) from continuing operations	$(0.36)	$0.80
Loss from discontinued operations	—	(0.01)
Net income (loss) per share	$(0.36)	$0.79

Stock options and SSARs to purchase approximately 1.7 million shares at March 31, 2007 and 0.7 million shares at March 31, 2006 were considered anti-dilutive or not in-the-money for purposes of LP’s earnings per share calculation.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2007	December 31, 2006

Logs	$68.1	$54.9
Other raw materials	32.2	33.2
Finished products	175.6	153.3
Supplies	9.2	7.5
LIFO reserve	(2.8)	(2.8)
Total	$282.3	$246.1

NOTE 5 – INCOME TAXES

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

For the quarters ended March 31, 2007 and 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relate to the company’s foreign debt structure and state income taxes.

The components and associated estimated effective income tax rates applied to the quarters ended March 31 are as follows:

	Quarter Ended March 31,
	2007		2006
Dollar amounts in millions	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(32.2)	46%	$44.3	34%
Discontinued operations	—		(0.8)	40%
	$(32.2)	46%	$43.5	34%

LP adopted FIN 48 on January 1, 2007. As a result of the implementation, LP recorded $12.9 million as a FIN 48 liability for unrecognized tax positions of which $0.3 million (net of federal benefit on state issues) would impact LP’s effective tax rate if recognized.  This amount is recorded in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2007. The implementation also resulted in a $1.2 million decrease to LP’s January 1, 2007 balance of retained earnings. LP does not expect to recognize any decrease in unrecognized tax benefits during the year ended December 31, 2007.

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions.  Its foreign subsidiaries are subject to income tax in Canada and Chile. Federal income tax examinations for the years through 2004 have been effectively settled. LP has been advised that an audit for 2005 and 2006 will begin in the fourth quarter of 2007. LP is subject to state and local income tax examinations for the tax years 2000 through 2006. Canadian returns have been audited through 1999 and LP has been advised that Revenue Canada will begin an examination of the years 2002 through 2004 in the second quarter of 2007.

LP’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Income. Penalties related to unrecognized tax benefits or assessments are charged to income tax expense. Upon the adoption of FIN 48, LP recorded $0.9 million of interest expense (net of tax benefit) as a reduction to retained earnings and no penalties.  During the first quarter, an additional $0.3 million was accrued as interest expense.

NOTE 6 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components on “Gain (loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the quarters ended March 31 are reflected in the following table:

	Quarter Ended March 31,
Dollar amounts in millions	2007	2006

Gain (loss) on sale of long-lived assets	$(0.5)	$0.1
Impairment charges on long-lived assets	(5.0)	—
	$(5.5)	$0.1

In the first quarter of 2007, LP recorded an impairment charge of $5.0 million on a sawmill located in Quebec that is held for sale to reduce the carrying value of this equipment to its estimated sales price, which approximates the estimated fair market value, net of related selling expenses.

NOTE 7 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	March 31, 2007	December 31, 2006

Investments accounted for under the equity method	$171.0	$168.4
Investments accounted for under the cost method	44.5	44.5
Total	$215.5	$212.9

At March 31, 2007, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

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

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest.  For the quarters ended March 31, 2007 and 2006, LP sold $3.2 million and $8.9 million of products to Abitibi-LP and purchased $14.9 million and $23.6 million of I-joist from Abitibi-LP.  LP also purchased $17.8 million and $16.7 million of OSB from Canfor-LP during the quarters ended March 31, 2007 and 2006.

NOTE 8 – SELECTED SEGMENT DATA

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

Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2006.

	Quarter Ended March 31,
Dollar amounts in millions	2007	2006	% change

Net sales:
OSB	$188.9	$397.6	(52)
Siding	104.1	120.7	(14)
Engineered Wood Products	80.2	112.4	(29)
Other	35.2	47.6	(26)
Less: Intersegment sales	(2.4)	—	—
	$406.0	$678.3	(40)

Operating profit (loss):
OSB	$(64.5)	$111.0	(158)
Siding	9.4	18.6	(49)
Engineered Wood Products	6.4	11.3	(43)
Other	(0.1)	5.4	(102)
Other operating credits and charges, net	—	(0.1)
Gain (loss) on sale or impairment of long-lived assets	(5.5)	0.1
General corporate and other expenses, net	(22.6)	(28.8)
Foreign currency gains (losses)	(2.8)	2.1
Investment income	20.4	23.0
Interest expense, net of capitalized interest	(10.3)	(13.4)
Income (loss) from operations before taxes	(69.6)	129.2	(154)
Provision (benefit) for income taxes	(32.2)	44.3
Income (loss) from continuing operations	$(37.4)	$84.9	(144)

NOTE 9 – POTENTIAL IMPAIRMENTS

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

LP’s decking business, the manufacturing facilities of which are located in Selma, Alabama and Meridian, Idaho, is currently operating in a highly competitive and fragmented market and is currently incurring operating losses.  During the quarter, LP made the decision to consolidate all production into a single facility to reduce costs. As a result, production of the Selma facility has now been curtailed. Should market demand require additional capacity, this facility will be reopened.  LP has internal resources focused on improving the manufacturing process to lower costs, improve efficiencies and improve the consistency of quality metrics.  However, should these efforts not lead to the expected improvements in operating results and demand, LP may be required to recognize an impairment charge related to this business.  The net book value of the property, plant and equipment employed in this business was approximately $41 million at March 31, 2007.

NOTE 10 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	March 31, 2007	December 31, 2006

Environmental reserves	$7.7	$7.7
Hardboard siding reserves	21.9	25.3
Other reserves	1.4	1.6
Total contingency reserves	31.0	34.6
Current portion of contingency reserves	(9.0)	(9.0)
Long-term portion of contingency reserves	$22.0	$25.6

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with products manufactured that were the subject of a nationwide class action lawsuit. This settlement agreement relates to a nationwide class action suit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 and was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2006. See Note 14 for a subsequent event associated with these reserves.

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

NOTE 11 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarters ended March 31, 2007 and 2006. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2007	2006

Service cost	$2.5	$2.5
Interest cost	4.0	3.9
Expected return on plan assets	(4.7)	(4.6)
Amortization of prior service cost	0.3	0.3
Amortization of net loss	1.5	1.9
Net periodic pension cost	$3.6	$4.0

Through March 31, 2007, LP recognized $3.6 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing, assuming no curtailment or settlement expenses are required, an additional $10.2 million of pension expense in the remainder of 2007 for a total of $13.8 million.

Through March 31, 2007, LP made $9 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates making up to $1 million of additional pension contributions for the plans during the remainder of 2007.

NOTE 12 – GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 20 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of LP’s guarantees and indemnifications.

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims.  Such accruals are based upon historical experience and management’s estimate of the level of future claims.  The activity in warranty reserves for the first quarter of 2007 and 2006 are summarized in the following table:

Dollar amounts in millions	March 31, 2007	March 31, 2006

Beginning balance, December 31,	$28.8	$32.3
Accrued to expense	0.9	2.0
Payments made	(1.2)	(2.4)
Total warranty reserves	28.5	31.9
Current portion of warranty reserves	(7.0)	(7.0)
Long-term portion of warranty reserves	$21.5	$24.9

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 13 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB finalized SFAS 157, “Fair Value Measurements”(SFAS 157) which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on LP’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (SFAS 159) which will become effective in 2008. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  LP will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

NOTE 14 - SUBSEQUENT EVENT

LP filed suit in June, 2001 against one of ABT Building Product Corp. and ABTco, Inc.’s  insurers seeking indemnity, defense costs, and declaratory relief for claims arising out of a coverage dispute in the ABTco Hardboard Siding Settlement.  On May 31, 2005, after trial by jury and post-trial motions filed by the insurer, the United States District Court for the Western District of North Carolina entered judgment in favor of LP, ordering that the insurer pay damages in the amount of $11.7 million ($3.9 million damages trebled under the applicable statute), plus $2.5 million representing the insurer’s share of defense costs for the underlying hardboard siding suit, and that the insurer indemnify LP against 77.5% of any liability and a portion of the administrative costs associated with certain future claims that fall within the insurer’s policy periods.  On May 31, 2005, the judge also ordered the insurer to reimburse LP $2 million for the costs in prosecuting this case.  On December 19, 2006, the Fourth Circuit Court of Appeals affirmed the Judgment in its entirety.  On April 26, 2007, LP received $18.9 million which represented the above amounts plus accrued interest from the date of the judgment. This amount will be included in LP’s financial statements in the second quarter of 2007.

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

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for about 47% of sales during the quarter ended March 31, 2007 and more than 58% of sales in the quarter ended March 31, 2006.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  However, industry analysts have predicted that the expectation of new capacity coupled with lower new housing activity will likely lead to continued lower pricing for the next eighteen months. During the first quarter of 2007, commodity OSB prices were significantly lower as compared to the same period in the prior year.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2006 is a discussion of our significant accounting policies and significant accounting estimates and judgments.  The discussion of each of the policies and estimates outlines the specific accounting treatment related to each of these accounting areas.

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.8 million higher if the LIFO inventories were valued at average cost as of March 31, 2007.

Property, plant and equipment.  We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Significant Accounting Estimates and Judgments

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods.  These judgments are primarily related to the assumptions used to arrive at various estimates.  For 2007, these significant accounting estimates and judgments include:

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

Environmental Contingencies.  Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2007, we excluded from our estimates approximately $0.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2007, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Pension Plans.  Most of our U.S. employees and some of our Canadian employees participate in defined benefit pension plans sponsored by LP.  We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 13 of the Notes to the financial statements included in item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Workers’ Compensations. We are self-insured for workers’ compensation in most U.S. states.  We account for these plans in accordance with accounting principles generally accepted in the U.S, which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters.  The amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.

RESULTS OF OPERATIONS

Our net loss for the first quarter of 2007 was $37.3 million, or $0.36 per diluted share, on sales of $406.0 million, compared to net income for the first quarter of 2006 of $83.7 million, or $0.79 per diluted share, on sales of $678.3 million. For the first quarter of 2007, loss from continuing operations was $37.4 million, or $0.36 per diluted share, compared to income from continuing operations of $84.9 million, or $0.80 per diluted share, for the first quarter of 2006.

Our results of operations (dollar amounts in millions) for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2007	2006	Change
Net sales	$188.9	$397.6	(52)%
Operating profits (losses)	$(64.5)	$111.0	(158)%

Depreciation, amortization and cost of timber harvested	$16.7	$21.9

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 are as follows:

	Quarter Ended March 31, 2007 versus 2006
	Average Net Selling Price	Unit Shipments

Commodity OSB	(47)%	(14)%

OSB prices declined for the first quarter of 2007 compared to the corresponding period of 2006 due to weakening of housing demand coupled with increased industry capacity in OSB. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $170 million for the quarter.  For the quarter as compared to the corresponding period of 2006, the decline in sales volume is due to three factors: our St. Michel, Quebec OSB mill was curtailed throughout the first quarter of 2007 (and likely will not run in 2007), production outages caused by wood shortages and maintenance aberrations, and the effect of the CN Railroad strike in the first quarter of 2007. These declines were partially offset by higher production from our Peace Valley joint venture mill.

Compared to the first quarter of 2006, the primary factors, along with the reduced sales price, for decreased operating profits were the increases in wood and petroleum based raw materials and higher unit labor costs due to curtailed operations.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill not yet fully converted to siding.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2007	2006	Change
Net sales	$104.1	$120.7	(14)%
Operating profits	$9.4	$18.6	(49)%
Depreciation, amortization and cost of timber harvested	$4.9	$4.7

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2007	2006	Change
OSB-based exterior products	$59.6	$63.5	(6)%
Commodity OSB	5.5	17.2	(68)%
Hardboard siding	39.0	40.0	(3)%
Total	$104.1	$120.7	(14)%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 are as follows:

	Quarter Ended March 31,
	2007 versus 2006
	Average Net	Unit
	Selling Price	Shipments

OSB-based exterior products	2%	(7)%
Commodity OSB	(51)%	(38)%
Hardboard siding	17%	(12)%

For the first quarter of 2007 compared to the corresponding period in the prior year, sales volume decreased in our OSB-based exterior products as well as for commodity OSB produced at one of our siding mills. Decreases in our OSB-based exterior products as well as commodity OSB were a result of reduced demand due to significantly reduced housing starts. Sales prices in our OSB-based siding product line increased slightly as compared to the corresponding period in the prior year due to changes in product mix.  In our hardboard product line, sales volume declined and sales prices increased due to a change in product mix that included more siding and less industrial board.

Overall, declines in operating results for our siding segment for the first quarter of 2007 compared to the same period of 2006 were primarily due to lower sales volumes and prices in the OSB commodity products sold from this segment.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2007	2006	Change
Net sales	$80.2	$112.4	(29)%
Operating profits	$6.4	$11.3	(43)%
Depreciation, amortization and cost of timber harvested	$3.8	$3.6

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2007	2006	Change
LVL	$34.8	$50.7	(31)%
I-Joist	32.3	48.3	(33)%
Related products	13.1	13.4	(2)%
Total	$80.2	$112.4	(29)%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 are as follows:

	Quarter Ended March 31,
	2007 versus 2006
	Average Net	Unit
	Selling Price	Shipments

LVL	(8)%	(26)%
I-Joist	(9)%	(26)%

During the first quarter of 2007 as compared to the first quarter of 2006, we saw reductions in sales volumes in both LVL and I-Joist. These declines are attributed to the continuing slowdown in the housing market.  For the quarter, net average selling prices declined as we continued to see price pressure. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.

For the first quarter of 2007 compared to the corresponding period in the prior year, the results of operations for EWP were lower primarily due to lower volume and reductions in sales prices, which were partially offset by lower raw material costs (primarily OSB and lumber).

OTHER PRODUCTS

Our other products category includes our moulding business, composite decking business, Chilean operations and our joint venture that produces and sells cellulose insulation.  Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended March 31,
	2007	2006	Change
Net sales	$35.2	$47.6	(26)%
Operating profits (losses)	$(0.1)	$5.4	(102)%

Depreciation, amortization and cost of timber harvested	$3.1	$3.2

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2007	2006	Change
Decking	$11.4	$22.7	(50)%
Moulding	9.1	11.6	(22)%
Chilean operation	10.5	9.4	12%
Other	4.2	3.9	8%
Total	$35.2	$47.6	(26)%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 are as follows:

	Quarter Ended March 31,
	2007 versus 2006
	Average Net	Unit
	Selling Price	Shipments

Decking	5%	(52)%
Moulding	6%	(25)%

For the first quarter of 2007 compared to the first quarter of 2006, we saw a decline in sales volumes for our decking and our moulding businesses. Lower sales volumes in our decking operation are related to slower shipments to our distributors due to lower end user demand as well as our decision not to enter into any special selling programs in the winter months as we have in past years. In our moulding business, we saw a decline in volume due to the prior loss of a home center customer. In our Chilean operation, we continued to see higher sales due to increases in both commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets.

Overall, the operating profits of this category were lower compared to the first quarter of 2006, primarily due to the low sales volumes and lost efficiencies in our decking operations, which were partially offset by the increase in our Chilean operations.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2007 compared to the same period in 2006, general corporate expenses declined. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decline in the first quarter of 2007 as compared to the same period in 2006 resulted from reduced legal expenses in the first quarter of 2007 as compared to 2006 associated with a resolved lawsuit as well as lower accruals for management incentives based on continued weak market conditions.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in the first quarter was lower compared to the corresponding periods of 2006 due to a higher capitalized interest due to the on-going capital projects. For the first quarter of 2007, we capitalized $2.9 million in interest expense as compared to
$0.6 million in the first quarter 2006. Additionally, during the second quarter of 2006, we repaid $110 million Canadian on our term loan and therefore generated less expense in the first quarter of 2007 on this loan. Investment income in the first quarter of 2007 was lower than in the corresponding periods of 2006 due to lower cash balances.

INCOME TAXES

Income (loss) before taxes and tax provision (benefit) for the quarters ended March 31, 2007 and 2006 were as follows:

	Quarter Ended March 31,
	2007	2006
Continuing operations	$(69.6)	$129.2
Discontinued operations	0.1	(2.0)
	(69.5)	127.2
Total tax provision (benefit)	32.2	(43.5)
Net income (loss)	$(37.3)	$83.7

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

For the quarters ended March 31, 2007 and 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relate to our foreign debt structure and state income taxes.

The components and associated estimated effective income tax rates applied to quarters ended March 31, 2007 and 2006 are as follows:

	Quarter Ended March 31,
	2007		2006
	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(32.2)	46%	$44.3	34%
Discontinued operations	—		(0.8)	40%
	$(32.2)	46%	$43.5	34%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006.  See Note 13 of the Notes to financial statements included in our Annual Report on Form
10-K for the year ended December 31, 2006.  We estimate that our net periodic pension cost for 2007 will be approximately $13.8 million.  This estimate assumes that we will have no curtailment or settlement expenses in 2007.  If a curtailment or settlement does occur in 2007, this estimate may change significantly.  We estimate that we will contribute approximately $9 to $10 million to these plans in 2007.  As of March 31, 2007, we had contributed approximately $9 million to these plans. At December 31, 2006, we had $76.7 million of net actuarial loss and $6.2 million of prior service cost included in accumulated other comprehensive loss.  Of these amounts, we expect to recognize a net actuarial loss of $6.0 million and prior service cost of $1.2 million as components of net periodic pension cost in 2007, which will account for approximately 52% of our estimated 2007 net periodic pension cost.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2006, Note 18 to the Notes to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2007	December 31, 2006
Requests for claims	57,300	55,300
Completed claims received	43,000	40,700
Completed claims pending	1,600	2,100
Claims dismissed	9,800	9,600
Claims settled	31,600	29,000

The average payment amount for settled claims as of March 31, 2007 and December 31, 2006 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first quarter of 2007, we used $104 million of cash in operating activities compared to net cash provided by operating activities of $48 million in the first quarter of 2006. The decrease in cash provided by operations in the first quarter of 2007 was primarily a result of lower operating profits from our OSB business compared to the same period of 2006.

INVESTING ACTIVITIES

During the first quarter of 2007, cash provided by investing activities was approximately $88 million. Capital expenditures in the first quarter were $58 million and related primarily to the costs associated with our OSB mill in

Alabama and OSL (oriented strand lumber) facility in Houlton, Maine that are under construction. Additionally, we contributed
$6 million to our joint ventures with Canfor Corporation and Abitibi Consolidated for working capital requirements. We also used approximately $703 million to purchase investments with maturities in excess of 90 days and received $860 million on the sale of these types of investments.

During the first quarter of 2006, cash provided by investing activities was approximately $71 million. Capital expenditures in the first quarter were $38 million and related primarily to the initial costs associated with our OSB mill under construction in Alabama and improvements in our hardboard facilities to expand our siding capacities. Additionally, we contributed $4 million to our OSB joint venture with Canfor Corporation for working capital requirements. We also used approximately $2.3 billion to purchase investments with maturities in excess of 90 days and received $2.4 billion on the sale of these types of investments.

Capital expenditures for 2007 are expected to total between $260 to $280 million for new mills under construction, projects to reduce our energy, raw materials and resin costs in our current OSB mills and for expansion projects in our OSB, EWP and siding operations.

FINANCING ACTIVITIES

In the first quarter of 2007, net cash provided by financing activities was $58 million as compared to $29 million of net cash used in the first quarter of 2006. In the first quarter of 2007, we borrowed $66 million under a revolving credit facility to support general operating requirements in our Canadian locations and borrowed $8 million under a long term credit facility to fund our Chilean expansion. Additionally, in the first quarter of 2007, we paid cash dividends of $16 million.

In the first quarter of 2006, net cash used in financing activities was $29 million. In the first quarter of 2006, we generated $5 million in proceeds from the sale of common stock under our various equity compensation plans, received a tax benefit of $3 million related to these sales and paid cash dividends of $16 million. Additionally, in the first quarter of 2006, we repaid $20 million of our debt.

CREDIT FACILITIES

We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such letters of credit. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At March 31, 2007, we had no borrowings outstanding under the facility. Letters of credit, issued and outstanding, which reduce our borrowing capacity, totaled approximately $33.5 million as of March 31, 2007 and were cash collaterialized with $35.2 million.

We have a $100 million (Canadian or US) uncommitted credit facility in Canada. The facility allows us to finance general operating requirements. At March 31, 2007, we had $69.9 million outstanding under this facility. This amount is included in LP’s Condensed Consolidated Balance Sheet under the caption short-term notes payable. Additionally, this facility allows us to cash collateralize letters of credit outstanding under this facility, at our option, in order to lower the cost of such letters of credit. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.7 million as of March 31, 2007 and were cash collateralized with $0.7 million.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million.  LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015.  The facility bears interest at LIBOR plus 0.2275% (5.42% as of March 31, 2007).  The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile.  At March 31, 2007, there was $11.0 million outstanding under this facility.  Borrowings under the facility were secured.

Additionally, we have an accounts receivable securitization facility which will expire in November 2007. The facility provides for maximum borrowings of up to of $100 million. The maximum available to be borrowed under this facility changes based upon the amount of eligible receivables, as defined, concentration of eligible receivables and other factors. A downgrade in our long-term unsecured senior debt rating below Ba3 by Moody’s and/or below BB- by Standard & Poor’s would (either immediately or after the passage of six months or upon the occurrence of other specified events) result in an amortization event under this facility, in which event we would be prohibited from making further borrowings under this facility and the maturity of any outstanding borrowings under this facility would be accelerated. At March 31, 2007, we had no borrowings outstanding under this facility. At March 31, 2007, we were in the process of terminating this facility and expect it to be fully terminated as of the end of the second quarter of 2007.

The following details our debt ratings as of April 27, 2007:

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

Our decking business, the manufacturing facilities of which are located in Selma, Alabama and Meridian, Idaho, is currently operating in a highly competitive and fragmented market and is currently incurring operating losses.  During the quarter, we made the decision to consolidate all production into a single facility to reduce costs. As a result, production of the Selma facility has now been curtailed. Should market demand require additional capacity, this facility will be reopened.  We have internal resources focused on improving the manufacturing process to lower costs, improve efficiencies and improve the consistency of quality metrics.  However, should these efforts not lead to the expected improvements in operating results and demand, we may be required to recognize an impairment charge related to this business.  The net book value of the property, plant and equipment employed in this business was approximately
$41 million at March 31, 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2007, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.2 million annually.

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 6.5 billion square feet (3/8” basis) or 5.6 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $5.6 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2007, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarters ended March 31, 2007 and 2006.

	Quarter Ended March 31,
	2007	2006

Oriented strand board, million square feet 3/8” basis (1)	1,350	1,504

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	41	68

Wood-based siding, million square feet 3/8” basis	242	251

Engineered I-Joist, million lineal feet (1)	35	46

Laminated veneer lumber (LVL), thousand cubic feet	2,166	2,963

Composite decking, million lineal feet	5	15

(1) Includes volumes produced by joint venture operations and sold to LP.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per
1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006 1st Qtr. Avg.	285
2007 1st Qtr. Avg.	146

Source:  Random Lengths

PART II -OTHER INFORMATION

Item 1.    Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 10 – Contingency Reserves” is incorporated herein by reference.

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

Settlements of tax exposures may exceed the amounts we have established for known estimated tax exposures. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions and uncertain tax positions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have established appropriate reserves for estimated exposures; however, if actual results differ materially from our estimates we could experience a material adverse affect on our financial condition, results of operations and cash flows.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

LP held its annual meeting on May 3, 2007, at which the stockholders of LP voted on the following:

The election of three Class III directors for LP with terms expiring at the Annual Meeting of Stockholders in 2010, and ratification of independent auditors.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld

Lizanne C. Gottung	90,458,747	926,077

Dustan E. McCoy	87,446,666	3,938,157

Colin D. Watson	87,046,886	4,337,937

2. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN

SHARES	89,617,005	1,679,719	88,105

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

LOUISIANA-PACIFIC CORPORATION

Date: May 8, 2007	/S/	RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: May 8, 2007	/S/	CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)