Form 10-Q
period 2007-06-30
LOUISIANA-PACIFIC CORP
filed 2007-07-27
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2007
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

Large accelerated filter ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,462,582 shares of Common Stock, $1 par value, outstanding as of July 26, 2007.

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

Item 1.    Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$461.2	$636.6	$855.8	$1,292.2
Operating costs and expenses:
Cost of sales	437.6	491.3	829.3	956.6
Depreciation, amortization and cost of timber harvested	27.4	31.0	55.9	64.0
Selling and administrative	38.3	38.8	78.5	79.7
(Gain) loss on sale or impairment of long-lived assets	(0.3)	0.1	5.2	—
Other operating credits and charges, net	(19.2)	—	(19.2)	0.1
Total operating costs and expenses	483.8	561.2	949.7	1,100.4

Income (loss) from operations	(22.6)	75.4	(93.9)	191.8

Non-operating income (expense):
Foreign currency exchange loss	(12.7)	(10.6)	(15.5)	(8.5)
Interest expense, net of capitalized interest	(9.7)	(14.3)	(20.0)	(27.7)
Investment income	23.4	24.3	43.8	47.3
Total non-operating income (expense)	1.0	(0.6)	8.3	11.1

Income (loss) before taxes and equity in earnings of unconsolidated affiliates	(21.6)	74.8	(85.6)	202.9
Provision (benefit) for income taxes	(10.9)	19.0	(42.2)	63.3
Equity in loss (earnings) of unconsolidated affiliates	4.9	(0.3)	8.2	(1.5)

Income (loss) from continuing operations	(15.6)	56.1	(51.6)	141.1

Discontinued operations:
Loss from discontinued operations before income taxes	(12.6)	(1.7)	(14.8)	(3.8)
Income tax benefit	(4.9)	(0.7)	(5.8)	(1.5)
Loss from discontinued operations	(7.7)	(1.0)	(9.0)	(2.3)

Net income (loss)	$(23.3)	$55.1	$(60.6)	$138.8

Net income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$(0.15)	$0.53	$(0.50)	$1.34
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.03)
Net income (loss) per share - basic	$(0.22)	$0.52	$(0.58)	$1.31

Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$(0.15)	$0.53	$(0.50)	$1.33
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.02)
Net income (loss) per share - diluted	$(0.22)	$0.52	$(0.58)	$1.31

Cash dividends per share	$0.15	$0.15	$0.30	$0.30

Average shares of stock outstanding - basic	104.2	105.3	104.1	105.6
Average shares of stock outstanding - diluted	104.2	105.8	104.1	106.2

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$255.7	$265.7
Short-term investments	645.9	797.0
Receivables, net of allowance for doubtful accounts of $1.2 million at June 30, 2007 and $1.4 million at December 31, 2006	180.8	157.4
Inventories	232.3	221.6
Prepaid expenses and other current assets	10.1	9.3
Deferred income taxes	8.8	28.5
Current portion of notes receivable from asset sales	37.1	—
Current assets of discontinued operations	18.5	24.5
Total current assets	1,389.2	1,504.0

Timber and timberlands	92.8	98.7

Property, plant and equipment	2,093.2	1,986.1
Accumulated depreciation	(1,167.0)	(1,135.7)
Net property, plant and equipment	926.2	850.4
Goodwill	273.5	273.5
Notes receivable from asset sales	295.9	333.0
Long-term investments	66.4	40.4
Restricted cash	62.6	51.8
Investments in and advances to affiliates	209.8	212.9
Other assets	31.9	27.1
Long-term assets of discontinued operations	33.9	44.6
Total assets	$3,382.2	$3,436.4

LIABILITIES AND EQUITY
Current portion of long-term debt	$0.2	$0.4
Current portion of limited recourse notes payable	36.5	—
Short-term notes payable	32.6	3.0
Accounts payable and accrued liabilities	229.8	237.9
Current portion of deferred tax liabilities	14.6	14.6
Current portion of contingency reserves	9.0	9.0
Total current liabilities	322.7	264.9

Long-term debt, excluding current portion:
Limited recourse notes payable	290.3	326.8
Other long-term debt	340.3	317.8
Total long-term debt, excluding current portion	630.6	644.6

Contingency reserves, excluding current portion	20.1	25.6
Other long-term liabilities	83.9	70.0
Deferred income taxes	341.9	363.9

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	435.9	435.8
Retained earnings	1,780.3	1,870.2
Treasury stock	(278.7)	(284.0)
Accumulated comprehensive loss	(71.4)	(71.5)
Total stockholders’ equity	1,983.0	2,067.4
Total liabilities and equity	$3,382.2	$3,436.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(60.6)	$138.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	57.7	66.9
(Earnings) losses of unconsolidated affiliates	8.1	(1.5)
(Gain) loss on sale or impairment of long-lived assets	14.2	(0.4)
Stock based compensation expense related to stock plans	3.3	3.2
Excess tax benefits from stock based compensation	—	(3.3)
Exchange loss on remeasurement	19.1	15.8
Cash settlement of contingencies	(6.9)	(7.7)
Pension (payments) expense, net	(2.1)	(2.2)
Other adjustments	(6.0)	2.6
(Increase) decrease in receivables	(20.2)	20.5
Increase in inventories	(0.7)	(16.6)
Increase in prepaid expenses	(1.9)	(2.0)
Decrease in accounts payable and accrued liabilities	(14.4)	(10.0)
Increase (decrease) in deferred income taxes	0.5	(48.0)
Net cash provided by (used in) operating activities	(9.9)	156.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(132.3)	(64.7)
Proceeds from asset sales	2.0	1.5
Investments in and advances to joint ventures	(4.9)	(8.8)
Receipt of proceeds from notes receivable	—	70.8
Cash paid for purchase of investments	(1,538.1)	(3,602.3)
Proceeds from sales of investments	1,669.4	3,439.3
(Increase) decrease in restricted cash under letter of credit requirements	(10.8)	16.0
Net cash used in investing activities	(14.7)	(148.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	13.0	—
Repayment of debt	(0.2)	(189.1)
Net borrowings under revolving credit agreements	29.6	—
Sale of common stock under equity plans	2.7	5.5
Purchase of treasury stock	—	(22.3)
Payment of cash dividends	(31.4)	(31.8)
Excess tax benefits from stock-based compensation	—	3.3
Net cash provided by (used in) financing activities	13.7	(234.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.9	(5.0)

Net decrease in cash and cash equivalents	(10.0)	(231.5)
Cash and cash equivalents at beginning of period	265.7	607.6

Cash and cash equivalents at end of period	$255.7	$376.1

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, December 31, 2006	116.9	$116.9	12.7	$(284.0)	$435.8	$1,870.2	$(71.5)	$2,067.4
Cumulative effect of adoption of accounting principle on prior years (see Notes 1 and 6)	—	—	—	—	—	2.1	—	2.1
Balance, December 31, 2006 (as adjusted)	116.9	116.9	12.7	(284.0)	435.8	1,872.3	(71.5)	2,069.5
Net income (loss)	—	—	—	—	—	(60.6)	—	(60.6)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	5.3	(2.5)	—	—	2.8
Amortization of restricted stock and other grants	—	—	—	—	2.6	—	—	2.6
Cash dividends	—	—	—	—	—	(31.4)	—	(31.4)
Other comprehensive income	—	—	—	—	—		0.1	0.1
Balance, June 30, 2007	116.9	$116.9	12.5	$(278.7)	$435.9	$1,780.3	$(71.4)	$1,983.0

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$(23.3)	$55.1	$(60.6)	$138.8

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1.6)	(3.8)	(2.0)	(7.0)
Unrealized gain (loss) on derivative instruments	—	0.2	(0.1)	0.5
Unrealized gain (loss) on marketable securities	—	(0.2)	—	(0.2)
Defined benefit pension plans:
Amortization of prior service cost	0.2	—	0.4	—
Amortization of net loss	0.9	—	1.8	—
Other comprehensive income (loss), net of tax	(0.5)	(3.8)	0.1	(6.7)

Comprehensive income (loss), net of tax	$(23.8)	$51.3	$(60.5)	$132.1

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

Adoption of New Accounting Standards

LP adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 6 below for additional information, including the effects of adoption on LP’s Condensed Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity.

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

Reclassifications

LP has announced its intent to divest its decking operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” LP is required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, commencing with the quarter ended June 30, 2007, LP is classifying its decking operations as discontinued operations and has reclassified all periods presented in the same manner.

NOTE 2 – STOCK-BASED COMPENSATION

For the quarters ended June 30, 2007 and 2006, the total compensation expense related to LP’s stock-based compensation plans was $1.8 million. For the six month periods ended June 30, 2007 and 2006, the total compensation expense related to all of LP’s stock-based compensation plans was $3.3 million and $3.3 million. At June 30, 2007, 5,334,163 shares were available under the current stock award plans for stock-based awards. For the six month period ended June 30, 2007, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 4.82%; an expected volatility factor for the market price of the Company’s common stock of 29.7% (based upon historical volatility over the expected life); a dividend yield of 2.6%; and an expected life of 4 years (based upon historical experience). For the six month period ended June 30, 2006, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk free interest rate of 4.5%; an expected volatility factor for the market price of the Company’s common stock of 45.2% (based upon historical volatility over the expected life); a dividend yield of 1.9%; and an expected life of 4 years (based upon historical experience). The weighted-average fair value of each option or stock settled stock appreciation right (SSARs) granted during the six month period ended June 30, 2007 and June 30, 2006 was $5.54 and $10.26.

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

Dollar and share amounts in millions, except per	Quarter Ended June 30,		Six Months Ended June 30,
share amounts	2007	2006	2007	2006
Numerator:
Income attributed to common shares:
Income (loss) from continuing operations	$(15.6)	$56.1	$(51.6)	$141.1
Loss from discontinued operations	(7.7)	(1.0)	(9.0)	(2.3)
Net income (loss)	$(23.3)	$55.1	$(60.6)	$138.8

Denominator:
Basic - weighted average common shares outstanding	104.2	105.3	104.1	105.6
Dilutive effect of stock plans	—	0.5	—	0.6
Diluted shares outstanding	104.2	105.8	104.1	106.2

Basic earnings per share:
Income (loss) from continuing operations	$(0.15)	$0.53	$(0.50)	$1.34
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.03)
Net income (loss) per share	$(0.22)	$0.52	$(0.58)	$1.31

Diluted earnings per share:
Income (loss) from continuing operations	$(0.15)	$0.53	$(0.50)	$1.33
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.02)
Net income (loss) per share	$(0.22)	$0.52	$(0.58)	$1.31

Stock options and SSARs to purchase approximately 3.2 million shares for the quarter ended June 30, 2007 and the six month period ended June 30, 2007 were not included in the computation of diluted earnings (loss) per share due to LP’s net loss position in continuing operations.  Stock options and SSARS to purchase approximately 0.9 million shares at June 30, 2006 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to the exercise price being greater than the average fair market price.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2007	December 31, 2006

Logs	$35.5	$54.9
Other raw materials	31.7	28.9
Finished products	160.7	133.6
Supplies	7.2	7.0
LIFO reserve	(2.8)	(2.8)
Total	$232.3	$221.6

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	2.4	4.3
Finished products	15.8	19.7
Supplies	0.3	0.5
Total	$18.5	$24.5

NOTE 5 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At June 30, 2007 and 2006 and for the first six months of 2007 and 2006, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

Sales and losses for these businesses are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2007	2006	2007	2006

Sales	$11.7	$16.5	$23.2	$38.5

Loss from discontinued operations, net of tax	$(7.7)	$(1.0)	$(9.0)	$(2.3)

In the second quarter of 2007, LP recorded a loss of $9.5 million associated with impairment charges on assets held for sale to reduce the carrying value of these assets to their estimated sales price, which approximates the estimated fair market value of such assets, net of related selling expenses.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 are as follows:

Dollar amounts in millions	June 30, 2007	December 31, 2006

Inventories	$18.5	$24.5

Property, plant and equipment	53.4	59.4
Accumulated depreciation	(19.5)	(18.1)
Net, property, plant and equipment	33.9	41.3

Other long-term assets	—	3.3

Total long-term assets of discontinued operations	33.9	44.6

Total assets of discontinued operations	$52.4	$69.1

NOTE 6 – INCOME TAXES

Accounting standards require that income tax expense be determined by applying the estimated annual effective tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year to year-to-date income or loss at the end of each quarter, further adjusted by any changes in reserve requirements or the impact of statutory tax rate changes, if any.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Continuing operations	$(26.5)	$75.1	$(93.8)	$204.4
Discontinued operations	(12.6)	(1.7)	(14.8)	(3.8)
	(39.1)	73.4	(108.6)	200.6
Total tax provision (benefit)	(15.8)	18.3	(48.0)	61.8
Net income (loss)	$(23.3)	$55.1	$(60.6)	$138.8

For the six months ended June 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency. For the six months ended June 30, 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes, and a second quarter reduction in LP’s Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate.

The components and associated estimated effective income tax rates applied to the six month periods ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007		2006
	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(42.2)	45%	$63.3	31%
Discontinued operations	(5.8)	39%	(1.5)	39%
	$(48.0)	44%	$61.8	31%

LP adopted FIN 48 on January 1, 2007. As a result of the implementation, LP recorded $12.9 million as a FIN 48 liability for unrecognized tax positions of which $0.3 million (net of federal benefit on state issues) would impact

LP’s effective tax rate if recognized.  This FIN 48 liability is recorded in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2007. The implementation also resulted in a $1.2 million decrease to LP’s January 1, 2007 balance of retained earnings. LP does not expect to recognize any decrease in unrecognized tax benefits in the ensuing twelve months.

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions.  Its foreign subsidiaries are subject to income tax in Canada and Chile. U.S. federal income tax examinations for the years through 2004 have been effectively settled. LP has been advised that a U.S. federal audit for 2005 and 2006 will begin in the fourth quarter of 2007. LP is subject to state and local income tax examinations for the tax years 2000 through 2006. Canadian returns have been audited through 1999 and Revenue Canada began an examination of the years 2002 through 2004 during the second quarter of 2007.

LP’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Income. Penalties related to unrecognized tax benefits or assessments are charged to income tax expense. Upon the adoption of FIN 48, LP recorded $0.9 million of interest expense (net of tax benefit) as a reduction to retained earnings and no penalties.  During the first six months of 2007, an additional $0.6 million was accrued as interest expense.

NOTE 7 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and six months periods ended June 30, 2007 and 2006 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2007	2006	2007	2006

Timber recovery	$1.5	$—	$1.5	$—
Insurance settlement	17.7	—	17.7	—
Other	—	—	—	(0.1)
	$19.2	$—	$19.2	$(0.1)

In the second quarter of 2007, LP recorded a gain of $17.7 million associated with a gain from a favorable verdict on a legal suit associated with our insurance on hardboard siding and a gain of $1.5 million associated with a settlement with the Canadian government on the reduction of certain of LP’s timber licenses in British Columbia.

NOTE 8 – GAIN (LOSS) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components on “Gain (loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the quarter and six months period ended June 30, 2007 and 2006 are reflected in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2007	2006	2007	2006

Gain (loss) on sale of long-lived assets	$0.3	$(0.1)	$(0.2)	$—
Impairment charges on long-term assets	—	—	(5.0)	—
	$0.3	$(0.1)	$(5.2)	$—

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

NOTE 9 – INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	June 30, 2007	December 31, 2006

Investments accounted for under the equity method	$165.3	$168.4
Investments accounted for under the cost method	44.5	44.5
Total	$209.8	$212.9

At June 30, 2007, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products
Abitibi – LP	50%	Established to construct and operate I-Joist facilities in Quebec, Canada
Canfor – LP	50%	Established to construct and operate an OSB facility in British Columbia, Canada

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest.  For the quarters ended June 30, 2007 and 2006, LP sold $4.1 million and $8.7 million of products to Abitibi-LP and purchased $22.0 million and $30.1 million of I-joist from Abitibi-LP.  LP also purchased $19.0 million and $28.1 million of OSB from Canfor-LP during the quarters ended June 30, 2007 and 2006.   For the six months ended June 30, 2007 and 2006, LP sold $7.3 million and $17.6 million of products to Abitibi-LP and purchased $36.9 million and $53.7 million of I-joist from Abitibi-LP.  LP also purchased $36.8 million and $44.8 million of OSB from Canfor-LP during the six months ended June 30, 2007 and 2006.

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

	Quarter Ended June 30,			Six Months Ended June 30,
Dollar amounts in millions	2007	2006	% change	2007	2006	% change

Net sales:
OSB	$223.3	$354.6	(37)	$412.2	$752.3	(45)
Siding	131.0	148.6	(12)	235.1	269.4	(13)
Engineered Wood Products	85.7	110.0	(22)	166.0	222.4	(25)
Other	23.9	23.4	2	47.5	48.1	(1)
Less: Intersegment sales	(2.7)	—		(5.0)	—
	$461.2	$636.6	(28)	$855.8	$1,292.2	(34)

Operating profit (loss):
OSB	$(44.6)	$62.4	(171)	$(109.1)	$173.3	(163)
Siding	17.2	22.9	(25)	26.6	41.5	(36)
Engineered Wood Products	3.9	9.1	(57)	10.3	20.3	(49)
Other	(2.7)	4.5	(160)	(0.6)	9.8	(106)
Other operating credits and charges, net	19.2	—		19.2	(0.1)
Gain (loss) on sales of and impairment of long-lived assets	0.3	(0.1)	(400)	(5.2)	—
General corporate and other expenses, net	(20.8)	(23.1)	10	(43.3)	(51.5)	16
Foreign currency losses	(12.7)	(10.6)	(20)	(15.5)	(8.5)	(82)
Investment income	23.4	24.3	(4)	43.8	47.3	(7)
Interest expense, net of capitalized interest	(9.7)	(14.3)	32	(20.0)	(27.7)	28
Income (loss) from operations before taxes	(26.5)	75.1	(135)	(93.8)	204.4	(146)
Provision (benefit) for income taxes	(10.9)	19.0		(42.2)	63.3
Income (loss) from continuing operations	$(15.6)	$56.1	(128)	$(51.6)	$141.1	(137)

NOTE 11 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for the relevant products continue to remain at levels significantly below cycle average pricing or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

NOTE 12 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	June 30, 2007	December 31, 2006

Environmental reserves	$8.8	$7.7
Hardboard siding reserves	18.9	25.3
Other reserves	1.4	1.6
Total contingency reserves	29.1	34.6
Current portion of contingency reserves	(9.0)	(9.0)
Long-term portion of contingency reserves	$20.1	$25.6

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

Lockhart Wood Treatment Facility

During the third quarter of 2004, LP received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998.  The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom LP acquired the facility in 1983. LP, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005.  In the months following the failed mediation, plaintiffs’ attorneys filed 19 separate lawsuits purporting to represent a total of 1,429 plaintiffs. Each of these cases was filed in, or removed to, the Federal District Court of Alabama which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al, CV 2:06-CV-00083-LES-CSC.  Due to the numerous uncertainties associated with the matters alleged in the letter and subsequent lawsuits, including uncertainties regarding the existence, nature, magnitude and causation of the alleged wrongful death, injuries and property damage, responsibility therefore and defenses thereto, LP is not presently able to quantify LP’s financial exposure, if any, relating to such matters.  LP intends to defend these suits vigorously.

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

NOTE 13 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarters and six months periods ended June 30, 2007 and 2006. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2007	2006	2007	2006

Service cost	$2.4	$2.5	$4.9	$5.0
Interest cost	3.9	3.9	7.9	7.8
Expected return on plan assets	(4.8)	(4.6)	(9.5)	(9.2)
Amortization of prior service cost	0.3	0.3	0.6	0.6
Amortization of net loss	1.5	1.9	3.0	3.8
Net periodic pension cost	$3.3	$4.0	$6.9	$8.0

Through June 30, 2007, LP recognized $6.9 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing, assuming no curtailment or settlement expenses are required, an additional $6.9 million of pension expense in the remainder of 2007 for a total of $13.8 million.

Through June 30, 2007, LP made $9 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates making up to $1 million of additional pension contributions for the plans during the remainder of 2007.

NOTE 14 – GUARANTEES AND INDEMNIFICATIONS

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims.  Such accruals are based upon historical experience and management’s estimate of the level of future claims.  The activity in warranty reserves for the first six months of 2007 and 2006 are summarized in the following table:

Dollar amounts in millions	June 30, 2007	June 30, 2006

Beginning balance, December 31,	$28.8	$32.3
Accrued to expense	1.8	2.8
Payments made	(1.8)	(3.6)
Total warranty reserves	28.8	31.5
Current portion of warranty reserves	(7.0)	(7.0)
Long-term portion of warranty reserves	$21.8	$24.5

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 15 – RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB finalized SFAS 157, “Fair Value Measurements” (SFAS 157) which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on LP’s Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Comprehensive Loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. Presently, LP uses an October 31 measurement date for a majority of its pension and postretirement benefit plans. LP adopted the recognition and disclosure provisions of SFAS 158 effective December 31, 2006, except for the measurement date provisions, which are not required until fiscal years ending after December 15, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.  We also market and sell our products in light industrial and commercial construction and we have a modest export business for some of our building products. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate a facility in Chile and are in the process of completing construction of a second facility in Chile.

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for more than 45% of sales during the six month period ended June 30, 2007 and more than 55% of sales in the six month period ended June 30, 2006.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  However, industry analysts have predicted that the expectation of new capacity coupled with lower new housing activity will likely lead to continued low pricing for at least the next twelve months. During the first six months of 2007, commodity OSB prices were significantly lower as compared to the same period in the prior year.

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

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.8 million higher if the LIFO inventories were valued at average cost as of June 30, 2007.

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

Environmental Contingencies.  Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2007, we excluded from our estimates approximately $0.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

Impairment of Long-Lived Assets.  We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S., requires us to make judgments, assumptions and estimates.  In general, on assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity or specialty products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will partially offset inflationary impacts.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2007, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Workers’ Compensation. We are self-insured for workers’ compensation in most U.S. states.  We account for these plans in accordance with accounting principles generally accepted in the U.S, which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters.  The amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.

RESULTS OF OPERATIONS

Our net loss for the second quarter of 2007 was $23 million, or $0.22 per diluted share, on sales of $461 million, compared to net income for the second quarter of 2006 of $55 million, or $0.52 per diluted share, on sales of $637 million. For the second quarter of 2007, loss from continuing operations was $16 million, or $0.15 per diluted share, compared to income from continuing operations of $56 million, or $0.53 per diluted share, for the second quarter of 2006.

Our net loss for the six months ended June 30, 2007 was $61 million, or $0.58 per diluted share, on sales of $856 million, compared to net income for the six months ended June 30, 2006 of $139 million, or $1.31 per diluted share, on sales of $1.3 billion. For the six months ended June 30, 2007, loss from continuing operations was $52 million, or $0.50 per diluted share, compared to income from continuing operations of $141 million, or $1.33 per diluted share, for the six months ended June 30, 2006.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Net sales	$223	$355	-37%	$412	$752	-45%
Operating profits (losses)	$(45)	$62	-172%	$(109)	$173	-163%
Depreciation, amortization and cost of timber harvested	$17	$21		$33	$43

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006 are as follows:

	Quarter Ended June 30, 2007 versus 2006		Six Months Ended June 30, 2007 versus 2006
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

Commodity OSB	(38)%	(2)%	(42)%	(8)%

OSB prices declined for the second quarter and first six months of 2007 as compared to the corresponding periods of 2006 due to weakening of housing demand coupled with increased industry capacity. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $123 million for the quarter and $274 million for the six month period.  For the quarter and six month periods ended June 30, 2007 as compared to the corresponding periods of 2006, the decline in sales volume is due to three factors: our St. Michel, Quebec OSB mill was curtailed throughout the first six months of 2007 (and likely will not run in 2007), production outages caused by wood shortages and maintenance aberrations, and the effect of the CN Railroad strike (primarily in the first quarter). These declines were partially offset by higher production from our Peace Valley joint venture mill.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill which can produce both OSB and OSB-based exterior products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Net sales	$131	$149	-12%	$235	$269	-13%
Operating profits	$17	$23	-25%	$27	$42	-36%
Depreciation, amortization and cost of timber harvested	$5	$5		$10	$10

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
OSB-based exterior products	$76	$91	(16)%	$136	$154	(12)%
Commodity OSB	9	14	(36)%	14	31	(55)%
Hardboard siding	46	44	5%	85	84	1%
Total	$131	$149	(12)%	$235	$269	(13)%

Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2007 compared to the quarter and six month period ended June 30, 2006 are as follows:

	Quarter Ended June 30, 2007 versus 2006		Six Months Ended June 30, 2007 versus 2006
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments

OSB-based exterior products	5%	(20)%	3%	(15)%
Commodity OSB	(36)%	5%	(43)%	(17)%
Hardboard siding	1%	2%	4%	(5)%

For the second quarter and first six months of 2007 compared to the corresponding periods in the prior year, sales volume decreased in our OSB-based exterior products as well as for commodity OSB produced at one of our siding mills. These declines were a result of reduced demand due to significantly lower housing starts. Sales prices in our OSB-based siding product line increased slightly as compared to the corresponding periods in the prior year due to changes in product mix, as well as a price increase implemented in August of 2006.  In our hardboard product line, sales volume declined and sales prices increased due to a change in product mix that included more siding and less industrial board.

Overall, declines in operating results for our siding segment for the second quarter and the first six months of 2007 compared to the same periods of 2006 were primarily due to lower sales volumes and prices in the OSB commodity products sold from this segment.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Net sales	$86	$110	(22)%	$166	$222	(25)%
Operating profits	$4	$9	(57)%	$10	$20	(49)%
Depreciation, amortization and cost of timber harvested	$3	$3		$7	$7

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
LVL	$37	$48	(23)%	$72	$99	(27)%
I-Joist	38	55	(31)%	70	103	(32)%
Related products	11	7	57%	24	20	20%
Total	$86	$110	(22)%	$166	$222	(25)%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006 are as follows:

	Quarter Ended June 30, 2007 versus 2006		Six Months Ended June 30, 2007 versus 2006
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	(13)%	(17)%	(11)%	(21)%
I-Joist	(10)%	(17)%	(12)%	(21)%

During the second quarter and the first six months of 2007 as compared to the corresponding periods of 2006, we saw reductions in sales volumes in both LVL and I-Joist. These declines are attributed to the continuing slowdown in the housing market.  For the quarter and six months ended June 30, 2007, net average selling prices declined as we continued to see price pressure caused by lower demand.

For the second quarter and first six months of 2007 compared to the corresponding periods in the prior year, the results of operations for EWP were lower primarily due to lower volume and reductions in sales prices, which were partially offset by lower raw material costs (primarily OSB and lumber).

OTHER PRODUCTS

Our other products category includes our moulding business, Chilean operations and our joint venture that produces and sells cellulose insulation.  Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Net sales	$24	$23	2%	$48	$48	1%
Operating profits	$(3)	$5	(160)%	$(1)	$10	(106)%
Depreciation, amortization and cost of timber harvested	$1	$1		$2	$2

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Moulding	$10	$10	0%	$21	$22	-5%
Chile	10	10	0%	18	19	-5%
Other	4	3	33%	9	7	29%
Total	$24	$23	5%	$48	$48	0%

For the second quarter and first six months of 2007 compared to the corresponding periods of 2006, we saw a decline in sales volumes for our moulding business due to the prior loss of a home center customer. In our Chilean operations, sales pricing as well as volumes remained relatively flat.

Overall, the operating profits of this category were lower compared to the second quarter and first six months of 2006, primarily due to the low sales volumes in our moulding operations and increased residual costs associated with several non operating facilities.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the second quarter and first six months of 2007 compared to the same periods in 2006, general corporate expenses declined. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decline in the second quarter and first six months of 2007 as compared to the same periods in 2006 resulted from reduced legal expenses associated with a resolved lawsuit as well as lower accruals for management incentives based on continued weak market conditions.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in the second quarter and first six months of 2007 was lower compared to the corresponding periods of 2006 due to higher capitalized interest associated with on-going capital projects. For the second quarter of 2007, we capitalized $4.1 million in interest expense as compared to $0.8 million in the second quarter 2006. For the first six months of 2007 we capitalized $7.0 million of interest expense as compared to $1.4 million in the same period in 2006. Additionally, during the second quarter of 2006, we repaid $110 million Canadian on our term loan and therefore generated less expense in the second quarter and first six months of 2007 on this loan.

DISCONTINUED OPERATIONS

Included in discontinued operations for the second quarter and first six months of 2007 and 2006 are the results of the operations of mills that have been or are to be divested. At June 30, 2007, LP classified its composite decking operations as discontinued.

For the second quarter and first six months of 2007 compared to the corresponding periods of 2006, we saw a decline in sales volumes for our decking business. Lower sales volumes in our decking operations are related to slower shipments to our distributors due to lower end user demand as well as our decision not to enter into any special selling programs in the winter months as we have in past years.

Included in the operating losses of discontinued operations for the second quarter of 2007 is a $9.5 million impairment charge on assets held for sale to reduce the carrying value to the estimated sales price less selling costs.

INCOME TAXES

Income (loss) before taxes and tax provision (benefit) for the quarter and six month periods ended June 30, 2007 and 2006 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Continuing operations	$(26.5)	$75.1	$(93.8)	$204.4
Discontinued operations	(12.6)	(1.7)	(14.8)	(3.8)
	(39.1)	73.4	(108.6)	200.6
Total tax provision (benefit)	(15.8)	18.3	(48.0)	61.8
Net income (loss)	$(23.3)	$55.1	$(60.6)	$138.8

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

For the six months ended June 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency. For the six months ended June 30, 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes, and a second quarter reduction in LP’s Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate.

The components and associated estimated effective income tax rates applied to the six month periods ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007		2006
	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(42.2)	45%	$63.3	31%
Discontinued operations	(5.8)	39%	(1.5)	39%
	$(48.0)	44%	$61.8	31%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006.  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  We estimate that our net periodic pension cost for 2007 will be approximately $13.8 million.  This estimate assumes that we will have no curtailment or settlement expenses in 2007.  If a curtailment or settlement does occur in 2007, this estimate may change significantly.  We estimate that we will contribute approximately $10 million to these plans in 2007.  As of June 30, 2007, we had contributed approximately $9 million to these plans. At December 31, 2006, we had $76.7 million of net actuarial loss and $6.2 million of prior service cost included in accumulated other comprehensive loss.  Of these amounts, we expect to recognize a net actuarial loss of $6.0 million and prior service cost of $1.2 million as components of net periodic pension cost in 2007, which will account for approximately 52% of our estimated 2007 net periodic pension cost.

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

Cumulative statistics under hardboard settlements are as follows:

	June 30, 2007	March 31, 2007	December 31, 2006
Requests for claims	59,800	57,300	55,300
Completed claims received	45,300	43,000	40,700
Completed claims pending	1,200	1,600	2,100
Claims dismissed	9,900	9,800	9,600
Claims settled	34,200	31,600	29,000

The average payment amount for settled claims as of June 30, 2007, March 31, 2007 and December 31, 2006 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

ENVIRONMENTAL COMPLIANCE

The U.S. government has recently modified its position with respect to the enacted regulations related to Maximum Achievable Control Technology (MACT). MACT regulations govern the manner in which we measure and control the emissions from our manufacturing facilities into the air. Based upon the current interpretation of these regulations, we anticipate, based upon our current facilities; that we could be required to spend between $7 million and $10 million by October 2008 to comply with these regulations.

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

OPERATING ACTIVITIES

During the first six months of 2007, we used $10 million of cash from operations compared to net cash provided by operating activities of $156 million in the first six months of 2006. The decrease in cash provided by operations in the first six months of 2007 was primarily a result of lower operating profits from our OSB business compared to the same period of 2006.

INVESTING ACTIVITIES

During the first six months of 2007, we used approximately $15 million in investing activities of cash. Capital expenditures for the first six months of 2007 were $132 million and related primarily to the costs associated with our OSB mill in Alabama and OSL (oriented strand lumber) facility in Houlton, Maine that are under construction. Additionally, we contributed $5 million to our joint ventures with Canfor Corporation and Abitibi Consolidated for working capital requirements. We also used approximately $1.5 billion to purchase investments with maturities in excess of 90 days and received $1.7 billion on the sale of these types of investments.

During the first six months of 2006, we used approximately $148 million of cash in investing activities. Capital expenditures in the first six months of 2006 were $65 million and related primarily to the initial costs associated with our OSB mill in Alabama and improvements in our hardboard facilities to expand our siding capacities. Additionally, we contributed $9 million to our OSB joint ventures with Canfor Corporation and Abitibi Consolidated for working capital requirements. We also used approximately $3.6 billion to purchase investments with maturities in excess of 90 days and received $3.4 billion on the sale of these types of investments.  We received $71 million in proceeds from our notes receivable from asset sales.

Capital expenditures for 2007 are expected to total between $280 to $300 million for new mills under construction, projects to reduce our energy, raw materials and resin costs in our current OSB mills and for expansion projects in our OSB, EWP and siding operations.

FINANCING ACTIVITIES

In the first six months of 2007, net cash provided by financing activities was $14 million. In the first six months of 2007, we borrowed $30 million under a revolving credit facility to support general operating requirements in our Canadian locations and borrowed $13 million under a secured long term credit facility to fund our Chilean expansion. Additionally, in the first six months of 2007, we paid cash dividends of $31 million.

In the first six months of 2006, net cash used in financing activities was $234 million. In the first six months of 2006, we generated $6 million in proceeds from the sale of common stock under our various equity compensation plans, received a tax benefit of $3 million related to these sales and paid cash dividends of $32 million. Additionally, in the first six months of 2006, we repaid $189 million of our debt and repurchased one million shares of stock at a cost of $22 million.

CREDIT FACILITIES

We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of letters of credit. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. At June 30, 2007, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce our borrowing capacity, totaled approximately $33.2 million as of June 30, 2007 and were cash collateralized with $34.9 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2007. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of June 30, 2007 and were cash collateralized with $0.8 million.

We have a $100 million (Canadian or US) credit facility in Canada. The facility allows us to finance general operating requirements. At June 30, 2007, we had $32.6 million outstanding under this facility. This amount is included in LP’s Condensed Consolidated Balance Sheet under the caption “short-term notes payable”.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million.  LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015.   The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile.  At June 30, 2007, there was $16 million outstanding under this facility.  Borrowings under the facility were secured.

The following details our debt ratings as of July 15, 2007:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2007, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.3 million annually.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2007, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and six month periods ended June 30, 2007 and 2006.

	Quarter Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Oriented strand board, million square feet 3/8” basis (1)	1,458	1,542	2,808	3,035

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	72	65	114	133

Wood-based siding, million square feet 3/8” basis	247	263	489	514

Engineered I-Joist, million lineal feet (1)	36	42	71	85

Laminated veneer lumber (LVL), thousand cubic feet	2,165	3,026	4,331	5,989

Composite Decking, million lineal feet	5	16	10	31

(1) Includes volumes produced by joint venture operations and sold to LP.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1993	$236
1994	265
1995	245
1996	184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006 1st Qtr. Avg.	285
2006 2nd Qtr. Avg.	238
2007 1st Qtr. Avg.	146
2007 2nd Qtr. Avg.	151

Source:  Random Lengths

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 12 – Contingency Reserves” is incorporated herein by reference.

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

We have a high degree of product concentration. OSB accounted for about 48% of our sales in the first six months of 2007 and 58% of our sales in 2006 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Settlements of tax exposures may exceed the amounts we have established for known estimated tax exposures. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions and uncertain tax positions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have established appropriate reserves for estimated exposures; however, if actual results differ materially from our estimates we could experience a material adverse effect on our financial condition, results of operations and cash flows.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.29

Second Amendment to the Credit Agreement, dated July 24, 2007, among Louisiana-Pacific Limited Partnership and Louisiana-Pacific Canada Ltd., as Borrowers, Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other lenders party thereto.

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

LOUISIANA-PACIFIC CORPORATION

Date: July 27, 2007	By: /s/ Richard W. Frost
Richard W. Frost
Chief Executive Officer

Date: July 27, 2007	By: /s/ Curtis M. Stevens
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)