Form 10-Q
period 2007-09-30
LOUISIANA-PACIFIC CORP
filed 2007-11-02
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2007
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,462,582 shares of Common Stock, $1 par value, outstanding as of November 2, 2007.

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

Item 1.   Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$472.5	$527.0	$1,328.3	$1,819.2
Operating costs and expenses:
Cost of sales	446.6	460.8	1,275.9	1,417.4
Depreciation, amortization and cost of timber harvested	27.2	30.8	83.1	94.8
Selling and administrative	36.7	38.3	115.2	118.0
(Gain) loss on sale or impairment of long-lived assets	48.4	0.9	53.6	0.9
Other operating credits and charges, net	(0.7)	(2.9)	(19.9)	(2.8)
Total operating costs and expenses	558.2	527.9	1,507.9	1,628.3

Income (loss) from operations	(85.7)	(0.9)	(179.6)	190.9

Non-operating income (expense):
Foreign currency exchange loss	(15.0)	(0.2)	(30.5)	(8.7)
Interest expense, net of capitalized interest	(7.7)	(11.2)	(27.7)	(38.9)
Investment income	20.4	24.9	64.2	72.2
Total non-operating income (expense)	(2.3)	13.5	6.0	24.6

Income (loss) before taxes and equity in earnings of unconsolidated affiliates	(88.0)	12.6	(173.6)	215.5
Provision (benefit) for income taxes	(37.5)	(3.6)	(79.7)	59.7
Equity in loss of unconsolidated affiliates	4.1	3.9	12.3	2.4

Income (loss) from continuing operations	(54.6)	12.3	(106.2)	153.4

Discontinued operations:
Loss from discontinued operations before income taxes	(21.4)	(4.5)	(36.2)	(8.3)
Income tax benefit	(8.2)	(1.7)	(14.0)	(3.2)
Loss from discontinued operations	(13.2)	(2.8)	(22.2)	(5.1)

Net income (loss)	$(67.8)	$9.5	$(128.4)	$148.3

Net income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$(0.52)	$0.12	$(1.02)	$1.45
Loss from discontinued operations	(0.13)	(0.03)	(0.21)	(0.04)
Net income (loss) per share - basic	$(0.65)	$0.09	$(1.23)	$1.41

Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$(0.52)	$0.12	$(1.02)	$1.45
Loss from discontinued operations	(0.13)	(0.03)	(0.21)	(0.05)
Net income (loss) per share - diluted	$(0.65)	$0.09	$(1.23)	$1.40

Cash dividends per share	$0.15	$0.15	$0.45	$0.45

Average shares of stock outstanding — basic	103.6	104.9	104.0	105.5
Average shares of stock outstanding — diluted	103.6	105.2	104.0	106.0

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$345.1	$265.7
Short-term investments	444.4	797.0
Receivables, net of allowance for doubtful accounts of $1.2 million at September 30, 2007 and $1.4 million at December 31, 2006	219.2	157.4
Inventories	222.5	221.6
Prepaid expenses and other current assets	11.4	9.3
Deferred income taxes	8.8	28.5
Current portion of notes receivable from asset sales	54.4	—
Current assets of discontinued operations	10.1	24.5
Total current assets	1,315.9	1,504.0

Timber and timberlands	63.8	98.7

Property, plant and equipment	2,152.1	1,986.1
Accumulated depreciation	(1,182.1)	(1,135.7)
Net property, plant and equipment	970.0	850.4

Goodwill, net of amortization	273.5	273.5
Notes receivable from asset sales	278.6	333.0
Long-term investments	70.8	40.4
Restricted cash	56.5	51.8
Investments in and advances to affiliates	205.5	212.9
Other assets	31.2	27.1
Long-term assets of discontinued operations	25.0	44.6
Total assets	$3,290.8	$3,436.4

LIABILITIES AND EQUITY
Current portion of long-term debt	$0.2	$0.4
Current portion of limited recourse notes payable	53.5	—
Short-term notes payable	40.2	3.0
Accounts payable and accrued liabilities	233.8	237.9
Current portion of deferred tax liabilities	14.6	14.6
Current portion of contingency reserves	9.0	9.0
Total current liabilities	351.3	264.9

Long-term debt, excluding current portion:
Limited recourse notes payable	273.3	326.8
Other long-term debt	353.2	317.8
Total long-term debt, excluding current portion	626.5	644.6

Contingency reserves, excluding current portion	18.1	25.6
Other long-term liabilities	83.3	70.0
Deferred income taxes	326.4	363.9

Commitments and contingencies

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	437.5	435.8
Retained earnings	1,697.0	1,870.2
Treasury stock	(296.7)	(284.0)
Accumulated comprehensive loss	(69.5)	(71.5)
Total stockholders’ equity	1,885.2	2,067.4
Total liabilities and equity	$3,290.8	$3,436.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(128.4)	$148.3
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation, amortization and cost of timber harvested	84.9	99.7
Loss from unconsolidated affiliates	12.3	2.4
(Gain) loss on sale or impairment of long-lived assets	72.5	0.4
Other operating charges and credits, net	(2.0)	(2.6)
Net accretion on available for sale securities	(8.1)	(10.4)
Stock-based compensation expense related to stock plans	5.2	4.8
Excess tax benefits from stock-based compensation	—	(3.3)
Exchange loss on remeasurement	37.2	17.0
Cash settlement of contingencies	(10.0)	(10.8)
Other adjustments	(0.1)	(0.8)
(Increase) decrease in receivables	(76.6)	24.0
Decrease in inventories	21.6	8.0
Increase in prepaid expenses	(2.0)	(1.6)
Decrease in accounts payable and accrued liabilities	(12.2)	(35.0)
Increase (decrease) in deferred income taxes	1.0	(46.8)
Net cash provided by (used in) operating activities	(4.7)	193.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(221.3)	(122.5)
Proceeds from asset sales	2.7	2.6
Investments in and advances to joint ventures	(4.7)	(6.6)
Receipt of proceeds from notes receivable	—	70.8
Cash paid for purchase of investments	(2,187.1)	(4,627.1)
Proceeds from sales of investments	2,517.0	4,436.8
(Increase) decrease in restricted cash under letter of credit requirements	(14.5)	16.2
Net cash provided by (used in) investing activities	92.1	(229.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	17.0	—
Repayment of debt	(0.3)	(190.7)
Net borrowings under revolving credit agreements	37.2	—
Sale of common stock under equity plans	2.8	5.5
Purchase of treasury stock	(18.2)	(41.1)
Payment of cash dividends	(46.9)	(47.5)
Excess tax benefits from stock-based compensation	—	3.3
Net cash used in financing activities	(8.4)	(270.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.4	(4.9)

Net increase (decrease) in cash and cash equivalents	79.4	(311.9)
Cash and cash equivalents at beginning of period	265.7	607.6

Cash and cash equivalents at end of period	$345.1	$295.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, December 31, 2006	116.9	$116.9	12.7	$(284.0)	$435.8	$1,870.2	$(71.5)	$2,067.4
Cumulative effect of adoption of accounting principle on prior years (see Notes 1 and 7)	—	—	—	—	—	2.1	—	2.1
Balance, December 31, 2006 (as adjusted)	116.9	116.9	12.7	(284.0)	435.8	1,872.3	(71.5)	2,069.5
Net income (loss)	—	—	—	—	—	(128.4)	—	(128.4)
Issuance of shares for
employee stock plans and
other purposes and other
transactions	—	—	(0.2)	5.5	(2.5)	—	—	3.0
Purchase of shares for treasury	—	—	1.0	(18.2)	—	—	—	(18.2)
Amortization of restricted
stock and other grants	—	—	—	—	4.2	—	—	4.2
Cash dividends	—	—	—	—	—	(46.9)	—	(46.9)
Other comprehensive income	—	—	—	—	—	—	2.0	2.0
Balance, September 30, 2007	116.9	$116.9	13.5	$(296.7)	$437.5	$1,697.0	$(69.5)	$1,885.2

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(67.8)	$9.5	$(128.4)	$148.3

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.8	3.3	(1.2)	(3.7)
Unrealized gain on derivative instruments	0.1	—	—	0.5
Unrealized gain (loss) on marketable securities	(0.1)	0.3	(0.1)	0.1
Defined benefit pension plans:
Amortization of prior service cost	0.2	—	0.6	—
Amortization of net loss	0.9	—	2.7	—
Other comprehensive income (loss), net of tax	1.9	3.6	2.0	(3.1)

Comprehensive income (loss), net of tax	$(65.9)	$13.1	$(126.4)	$145.2

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS FOR PRESENTATION

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

Adoption of New Accounting Standards

LP adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 7 below for additional information, including the effects of adoption on LP’s Condensed Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity.

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

NOTE 2 — STOCK-BASED COMPENSATION

For the quarters ended September 30, 2007 and 2006, the total compensation expense related to LP’s stock-based compensation plans was $1.9 and $1.6 million. For the nine month periods ended September 30, 2007 and 2006, the total compensation expense related to all of LP’s stock-based compensation plans was $5.2 and $4.8 million. At September 30, 2007, 5,450,257 shares were available under the current stock award plans for stock-based awards. For the nine month period ended September 30, 2007, the fair value of the options granted was estimated using the

Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 4.8%; an expected volatility factor for the market price of the Company’s common stock of 29.8% (based upon historical volatility over the expected life); a dividend yield of 2.6%; and an expected life of 4 years (based upon historical experience). For the nine month period ended September 30, 2006, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk free interest rate of 4.5%; an expected volatility factor for the market price of the Company’s common stock of 45.2% (based upon historical volatility over the expected life); a dividend yield of 1.9%; and an expected life of 4 years (based upon historical experience). The weighted-average fair value of each option or stock settled stock appreciation right (SSARs) granted during the nine month period ended September 30, 2007 and September 30, 2006 was $5.55 and $10.25.

NOTE 3 — CASH EQUIVALENTS AND INVESTMENTS

LP’s short-term and long-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are reported at estimated fair value using the specific identification method. LP’s investments include U.S. treasury notes, bank obligations, corporate obligations, auction rate securities and commercial paper. Under LP’s current investment policy, all investments must maintain an A-1 (short term) or A (long term) or equivalent credit rating from one or more rating agencies. The following table summarizes components and unrealized gains and losses related to these investments as of September 30, 2007 and December 31, 2006:

Dollar amounts in millions		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2007

U.S. treasury and government agency securities	$37.7	$—	$—	$37.7
Commercial paper	115.4	0.1	—	115.5
Corporate obligations	210.7	—	0.3	210.4
Auction rate securities	151.8	—	0.2	151.6
Total marketable securities	$515.6	$0.1	$0.5	$515.2

December 31, 2006

U.S. treasury and government agency securities	$54.7	$—	$—	$54.7
Commercial paper	375.5	0.1	—	375.6
Corporate obligations	220.8	—	0.1	220.7
Auction rate securities	186.4	—	—	186.4
Total marketable securities	$837.4	$0.1	$0.1	$837.4

NOTE 4 — EARNINGS PER SHARE

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

Dollar and share amounts in millions, except per	Quarter Ended September 30,		Nine Months Ended September 30,
share amounts	2007	2006	2007	2006
Numerator:
Income (loss) attributed to common shares:
Income (loss) from continuing operations	$(54.6)	$12.3	$(106.2)	$153.4
Loss from discontinued operations	(13.2)	(2.8)	(22.2)	(5.1)
Net income (loss)	$(67.8)	$9.5	$(128.4)	$148.3

Denominator:
Basic — weighted average common shares outstanding	103.6	104.9	104.0	105.5
Dilutive effect of stock plans	—	0.3	—	0.5
Diluted shares outstanding	103.6	105.2	104.0	106.0

Basic earnings per share:
Income (loss) from continuing operations	$(0.52)	$0.12	$(1.02)	$1.45
Loss from discontinued operations	(0.13)	(0.03)	(0.21)	(0.04)
Net income (loss) per share	$(0.65)	$0.09	$(1.23)	$1.41

Diluted earnings per share:
Income (loss) from continuing operations	$(0.52)	$0.12	$(1.02)	$1.45
Loss from discontinued operations	(0.13)	(0.03)	(0.21)	(0.05)
Net income (loss) per share	$(0.65)	$0.09	$(1.23)	$1.40

Stock options and SSARs to purchase approximately 2.8 million shares for the quarter and 2.4 million shares for the nine month period ended September 30, 2007 were not included in the computation of diluted earnings (loss) per share due to LP’s net loss position in continuing operations.  Stock options and SSARs to purchase approximately 1.3 million shares for the quarter and nine month period ended September 30, 2006 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to the exercise price being greater than the average fair market price.

NOTE 5 — INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions
	September 30, 2007	December 31, 2006

Logs	$38.6	$54.9
Other raw materials	27.4	28.9
Finished products	151.2	133.6
Supplies	7.6	7.0
LIFO reserve	(2.3)	(2.8)
Total	$222.5	$221.6

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	1.5	4.3
Finished products	8.3	19.7
Supplies	0.3	0.5
Total	$10.1	$24.5

NOTE 6 — BUSINESSES HELD FOR SALE AND DIVESTITURES

At September 30, 2007 and 2006 and for the first nine months of 2007 and 2006, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

Sales and losses for these businesses are as follows:

Dollar amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$4.8	$7.5	$28.0	$46.0

Loss from discontinued operations, net of tax	$(13.2)	$(2.8)	$(22.2)	$(5.1)

In the second quarter of 2007, LP recorded a loss of $9.5 million associated with impairment charges on assets held for sale to reduce the carrying value of these assets to their estimated sales price, which approximates the estimated fair market value of such assets, net of related selling expenses.

In the third quarter of 2007, LP recorded an additional loss of $7.5 million associated with impairment charges on assets held for sale to reduce the carrying value of these assets to their estimated sales price, which approximates the estimated fair market value of such assets, net of related selling expenses. Also, LP recorded a $3.5 million loss on an executed take or pay contract associated with this business. LP recorded a $1 million charge associated with the anticipated settlement of an environmental issue on a previously closed site.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006 are as follows:

Dollar amounts in millions	September 30, 2007	December 31, 2006

Inventories	$10.1	$24.5

Property, plant and equipment	44.6	59.4
Accumulated depreciation	(19.6)	(18.1)
Net, property, plant and equipment	25.0	41.3

Other long-term assets	—	3.3

Total long-term assets of discontinued operations	25.0	44.6

Total assets of discontinued operations	$35.1	$69.1

NOTE 7 — INCOME TAXES

Accounting standards require that income tax expense be determined by applying the estimated annual effective tax rate (based upon estimated annual amounts of taxable income and expense) by income component for the year to year-to-date income or loss at the end of each quarter, further adjusted by any changes in reserve requirements or the impact of statutory tax rate changes, if any.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted in the current quarter.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Continuing operations	$(92.1)	$8.7	$(185.9)	$213.1
Discontinued operations	(21.4)	(4.5)	(36.2)	(8.3)
	(113.5)	4.2	(222.1)	204.8
Total tax provision (benefit)	(45.7)	(5.3)	(93.7)	56.5
Net income (loss)	$(67.8)	$9.5	$(128.4)	$148.3

For the nine months ended September 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency. For the nine months ended September 30, 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes, and a second quarter reduction in LP’s Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate.

The components and associated estimated effective income tax rates applied to the nine month periods ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007		2006
	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(79.7)	43%	$59.7	28%
Discontinued operations	(14.0)	39%	(3.2)	39%
	$(93.7)	42%	$56.5	28%

LP adopted FIN 48 on January 1, 2007. As a result of the implementation, LP recorded $12.9 million as a FIN 48 liability for unrecognized tax positions of which $0.3 million (net of federal benefit on state issues) would impact

LP’s effective tax rate if recognized.  This FIN 48 liability is recorded in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2007. The implementation also resulted in a $1.2 million decrease to LP’s January 1, 2007 balance of retained earnings. LP does not expect to recognize any decrease in unrecognized tax benefits in the ensuing twelve months.

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

LP’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Income. Penalties related to unrecognized tax benefits or assessments are charged to income tax expense. Upon the adoption of FIN 48, LP recorded $0.9 million of interest expense (net of tax benefit) as a reduction to retained earnings and no penalties.  During the first nine months of 2007, an additional $0.9 million was accrued as interest expense.

NOTE 8 — OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and nine month periods ended September 30, 2007 and 2006 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Timber recovery	$—	$—	$1.5	$—
Insurance settlement / recovery	0.6	2.8	18.3	2.8
Other	0.1	0.1	0.1	—
	$0.7	$2.9	$19.9	$2.8

In the second quarter of 2007, LP recorded a gain of $17.7 million associated with a favorable verdict on a legal suit associated with our insurance on hardboard siding and a gain of $1.5 million associated with a settlement with the Canadian government on the reduction of certain of LP’s timber licenses in British Columbia.

In the third quarter of 2007, LP recorded a further gain of $0.6 million associated with a favorable verdict on a legal suit associated with our insurance on hardboard siding.

In the third quarter of 2006, LP recorded a gain of $2.8 million from an insurance recovery related to the hurricanes which occurred in the third and fourth quarter of 2005. LP received an additional $1.9 million in insurance recoveries related to these hurricanes in the fourth quarter of 2006.

NOTE 9 — GAIN (LOSS) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components on “Gain (loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the quarter and nine month periods ended September 30, 2007 and 2006 are reflected in the following table:

Dollar amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Gain (loss) on sale of long-lived assets	$0.5	$—	$0.3	$—
Impairment charges on long-term assets	(48.9)	(0.9)	(53.9)	(0.9)
	$(48.4)	$(0.9)	$(53.6)	$(0.9)

In the first quarter of 2007, LP recorded an impairment charge of $5.0 million on a sawmill located in Quebec that is held for sale to reduce its carrying value to its estimated sales price, which approximates the estimated fair market value, net of related selling expenses.

In the third quarter of 2007, LP recorded a charge of $1.5 million to reduce the carrying value of a LVL mill located in Hines, Oregon to the estimated sales prices less selling costs and a charge of $47.3 million to reduce the carrying value of an Eastern Canadian OSB mill and associated timber assets to their net realizable value.

In the third quarter of 2006, LP recorded an impairment charge of $0.9 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

NOTE 10 — INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions
	September 30, 2007	December 31, 2006

Investments accounted for under the equity method	$161.0	$168.4
Investments accounted for under the cost method	44.5	44.5
Total	$205.5	$212.9

At September 30, 2007, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products
Abitibi — LP	50%	Established to construct and operate I-Joist facilities in Quebec, Canada
Canfor — LP	50%	Established to construct and operate an OSB facility in British Columbia, Canada

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest.  For the quarters ended September 30, 2007 and 2006, LP sold $3.7 million and $3.4 million of products to Abitibi-LP and purchased $18.0 million and $16.0 million of I-joist from Abitibi-LP.  LP also purchased $23.7 million and $19.7 million of OSB from Canfor-LP during the quarters ended September 30, 2007 and 2006.   For the nine months ended September 30, 2007 and 2006, LP sold

$11.0 million and $21.0 million of products to Abitibi-LP and purchased $54.9 million and $69.7 million of I-joist from Abitibi-LP.  LP also purchased $60.5 million and $64.5 million of OSB from Canfor-LP during the nine months ended September 30, 2007 and 2006.

NOTE 11 — SELECTED SEGMENT DATA

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

Dollar amounts in millions	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	% change	2007	2006	% change

Net sales:
OSB	$228.0	$275.7	(17)	$640.1	$1,028.0	(38)
Siding	122.2	137.1	(11)	357.2	406.6	(12)
Engineered Wood Products	92.5	92.7	—	258.4	315.0	(18)
Other	32.2	21.5	50	80.0	69.6	15
Less: Intersegment sales	(2.4)	—		(7.4)	—
	$472.5	$527.0	(10)	$1,328.3	$1,819.2	(27)

Operating profit (loss):
OSB	$(31.7)	$(9.3)	(241)	$(140.8)	$164.0	(186)
Siding	11.3	19.0	(41)	37.9	60.7	(38)
Engineered Wood Products	3.3	8.3	(60)	13.6	28.6	(52)
Other	(3.5)	(1.1)	(218)	(4.3)	8.5	(151)
Other operating credits and charges, net	0.7	2.9	(76)	19.9	2.8	611
Gain (loss) on sales of and impairment of long-lived assets	(48.4)	(0.9)	(5278)	(53.6)	(0.9)	(5856)
General corporate and other expenses, net	(21.5)	(23.7)	9	(64.6)	(75.2)	14
Foreign currency losses	(15.0)	(0.2)	(7400)	(30.5)	(8.7)	(251)
Investment income	20.4	24.9	(18)	64.2	72.2	(11)
Interest expense, net of capitalized interest	(7.7)	(11.2)	31	(27.7)	(38.9)	29
Income (loss) from operations before taxes	(92.1)	8.7	(1159)	(185.9)	213.1	(187)
Provision (benefit) for income taxes	(37.5)	(3.6)		(79.7)	59.7
Income (loss) from continuing operations	$(54.6)	$12.3	(544)	$(106.2)	$153.4	(169)

NOTE 12 — POTENTIAL IMPAIRMENTS

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

NOTE 13 — CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2007	December 31, 2006
Environmental reserves	$9.5	$7.7
Hardboard siding reserves	16.1	25.3
Other reserves	1.5	1.6
Total contingency reserves	27.1	34.6
Current portion of contingency reserves	(9.0)	(9.0)
Long-term portion of contingency reserves	$18.1	$25.6

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

Additional Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by us and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement.  LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals decided in a 2 to 1 decision to vacate the District Court’s injunction.   As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006.  On January 19, 2007, LP filed its notice of appeal to the Minnesota State Court of Appeals. Based upon the information currently available, LP believes that any further liability related to this case is remote and, accordingly, has not recorded any accrual with respect to its potential exposure.

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

Antitrust Litigation

LP has been named as one of a number of defendants in multiple class action complaints filed on or after February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania.  These complaints have been dismissed or consolidated into two complaints under one caption:  In Re OSB Anti-Trust Litigation, Master File No. 06-CV-00826 (PD). The first complaint is a consolidated amended class action complaint filed on March 31, 2006 on behalf of plaintiffs who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the direct purchaser complaint).  The second complaint is a consolidated amended class action complaint, filed on June 15, 2006, on behalf of plaintiffs who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the indirect purchaser complaint).

The plaintiffs, in both amended and consolidated complaints described above, moved for and received class certification and seek treble damages in unspecified amounts alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1.  The plaintiffs in the indirect purchaser complaint also seek similar remedies under individual state anti-trust and competition laws as well as consumer protection laws.  LP believes that the claims asserted are without merit, and intends to defend this matter vigorously.  LP is unable to predict the potential financial impact of these actions.

Other Proceedings

LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

NOTE 14 — DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and nine month periods ended September 30, 2007 and 2006. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2007	2006	2007	2006
Service cost	$2.6	$2.5	$7.5	$7.5
Interest cost	4.0	3.9	11.9	11.7
Expected return on plan assets	(4.8)	(4.6)	(14.3)	(13.8)
Amortization of prior service cost	0.3	0.3	0.9	0.9
Amortization of net loss	1.5	1.9	4.5	5.7
Net periodic pension cost	$3.6	$4.0	$10.5	$12.0

Through September 30, 2007, LP recognized $10.5 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing, assuming no curtailment or settlement expenses are required, an additional $3.6 million of pension expense in the remainder of 2007 for a total of $14.1 million.

Through September 30, 2007, LP made $9.5 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates making up to $0.5 million of additional pension contributions for the plans during the remainder of 2007.

NOTE 15 — GUARANTEES AND INDEMNIFICATIONS

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims.  Such accruals are based upon historical experience and management’s estimate of the level of future claims.  The activity in warranty reserves for the first nine months of 2007 and 2006 are summarized in the following table:

Dollar amounts in millions	September 30, 2007	September 30, 2006
Beginning balance, December 31,	$28.8	$32.3
Accrued to expense	2.6	3.7
Payments made	(3.8)	(5.3)
Total warranty reserves	27.6	30.7
Current portion of warranty reserves	(7.0)	(7.0)
Long-term portion of warranty reserves	$20.6	$23.7

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 16 — RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

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

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for more than 48% of sales during the nine month period ended September 30, 2007 and for 56% of sales in the nine month period ended September 30, 2006.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control.  We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.  However, industry analysts have predicted that the expectation of new capacity coupled with lower new housing activity will likely lead to continued low pricing for at least the next twelve months. During the first nine months of 2007, commodity OSB prices were significantly lower as compared to the same period in the prior year.

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

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $2.3 million higher if the LIFO inventories were valued at average cost as of September 30, 2007.

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

Environmental Contingencies.  Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2007, we excluded from our estimates approximately $0.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

Impairment of Long-Lived Assets.  We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S., requires us to make judgments, assumptions and estimates.  In general, for assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity or specialty products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will continue to reduce product costs that will partially offset inflationary impacts.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2007, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

(Dollar amounts in tables in millions)

Our net loss for the third quarter of 2007 was $68 million, or $0.65 per diluted share, on sales of $473 million, compared to net income for the third quarter of 2006 of $9.5 million, or $0.09 per diluted share, on sales of $527 million. For the third quarter of 2007, loss from continuing operations was $55 million, or $0.52 per diluted share, compared to income from continuing operations of $12.3 million, or $0.12 per diluted share, for the third quarter of 2006.

Our net loss for the nine months ended September 30, 2007 was $128 million, or $1.23 per diluted share, on sales of $1.3 billion, compared to net income for the nine months ended September 30, 2006 of $148 million, or $1.40 per diluted share, on sales of $1.8 billion. For the nine months ended September 30, 2007, loss from continuing operations was $106 million, or $1.02 per diluted share, compared to income from continuing operations of $153 million, or $1.45 per diluted share, for the nine months ended September 30, 2006.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Net sales	$228	$276	(17)%	$640	$1,028	(38)%
Operating profits (losses)	$(32)	$(9)	(241)%	$(141)	$164	(186)%
Depreciation, amortization and cost of timber harvested	$16	$20		$50	$62

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007 versus 2006		2007 versus 2006
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments
Commodity OSB	(4)%	(9)%	(32)%	(8)%

OSB prices declined for the third quarter and first nine months of 2007 as compared to the corresponding periods of 2006 due to weakening of housing demand coupled with increased industry capacity. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $8 million for the quarter and $269 million for the nine month period.  For the quarter and nine month periods ended September 30, 2007 as compared to the corresponding periods of 2006, the decline in sales volume is due to three factors: our St. Michel, Quebec OSB mill was curtailed throughout the first nine months of 2007 (with permanent closure announced in October 2007), production outages caused by wood shortages and maintenance aberrations, the effect of the CN Railroad strike (primarily in the first quarter) and planned capital outtages. These declines were partially offset by higher production from our Peace Valley joint venture mill.

Compared to the third quarter and first nine months of 2006, the primary factor, along with the reduced sales price, for decreased operating profits was the increase in our Canadian dollar denominated manufacturing costs; curtailed operations and increases in the petroleum based raw materials. The Canadian dollar has strengthened significantly since the first nine months of 2006, which causes our Canadian production costs stated in U.S. dollars to increase.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill which can produce both OSB and OSB-based exterior products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Net sales	$122	$137	(11)%	$357	$407	(12)%
Operating profits	$11	$19	(41)%	$38	$61	(38)%
Depreciation, amortization and cost of timber harvested	$4	$5		$14	$14

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
OSB-based exterior products	$77	$82	(6)%	$214	$247	(13)%
Commodity OSB	5	11	(55)%	19	32	(41)%
Hardboard siding	40	44	(9)%	124	128	(3)%
Total	$122	$137	(11)%	$357	$407	(12)%

Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2007 compared to the quarter and nine month period ended September 30, 2006 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007 versus 2006		2007 versus 2006
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments
OSB-based exterior products	4%	(17)%	5%	(17)%
Commodity OSB	(5)%	(49)%	(37)%	(23)%
Hardboard siding	2%	3%	4%	(2)%

For the third quarter and first nine months of 2007 compared to the corresponding periods in the prior year, sales volume decreased in our OSB-based exterior products as well as for commodity OSB produced at one of our siding mills. These declines were a result of reduced demand due to significantly lower housing starts. Sales prices in our OSB-based siding product line increased slightly as compared to the corresponding periods in the prior year due to changes in product mix, as well as a price increase implemented in August of 2006.  In our hardboard product line, for the third quarter of 2007 compared to the corresponding quarter in the prior year, sales volume and sales prices increased due to a change in product mix that included more siding and less industrial board whereas for first nine months we are showing a slight decline in volume shipments.

Overall, declines in operating results for our siding segment for the third quarter and the first nine months of 2007 compared to the same periods of 2006 were primarily due to lower sales volumes in our OSB-based exterior products and lower sales volumes and prices in the OSB commodity products sold from this segment.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists and other related products.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Net sales	$93	$93	—	$258	$315	(18)%
Operating profits	$3	$8	(60)%	$14	$29	(52)%
Depreciation, amortization and cost of timber harvested	$4	$4		$11	$10

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
LVL	$36	$39	(8)%	$108	$141	(23)%
I-Joist	40	43	(7)%	110	142	(23)%
Other	17	11	55%	40	32	25%
Total	$93	$93	—	$258	$315	(18)%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007 versus 2006		2007 versus 2006
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments
LVL	(11)%	7%	(1)%	(14)%
I-Joist	(9)%	2%	(1)%	(14)%

During the third quarter of 2007 as compared to the corresponding period of 2006, we saw increases in sales volumes in both LVL and I-Joist as we increased our market share for these products. For the first nine months of 2007 as compared to the corresponding period of 2006, we saw reductions in sales volumes in both LVL and I-Joist  attributed to the continuing slowdown in the housing market.  For the quarter and nine months ended September 30, 2007, net average selling prices declined as we continued to see price pressure caused by lower demand.

For the third quarter and first nine months of 2007 compared to the corresponding periods in the prior year, the results of operations for EWP were lower primarily due to lower volume for the year and reductions in sales prices affecting both the quarter and year to date results, which were partially offset by lower raw material costs (primarily OSB and lumber).

OTHER PRODUCTS

Our other products category includes our moulding business, Chilean operations and our joint venture that produces and sells cellulose insulation.  Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Net sales	$32	$22	50%	$80	$70	15%
Operating profits (losses)	$(4)	$(1)	(218)%	$(4)	$9	(151)%
Depreciation, amortization and cost of timber harvested	$1	$1		$3	$3

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Moulding	9	9	0%	27	31	(13)%
Chile	10	8	25%	30	27	11%
Other	13	5	160%	23	12	92%
Total	$32	$22	50%	$80	$70	15%

For the third quarter compared to the corresponding period of 2006, our sales volumes for moulding were relatively flat with the prior year. For the first nine months of 2007 compared to the corresponding period of 2006, we saw a decline in sales volumes for our moulding business due to the prior loss of a home center customer. In our Chilean operations, sales pricing as well as volumes remained relatively flat. In our joint venture that produces and sells cellulose insulation, we saw increases in our fiber costs as well as reduced sales due to the overall decline in new home construction.

Overall, the operating profits of this category were lower compared to the third quarter and first nine months of 2006, primarily due to increased residual costs associated with several non operating facilities.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the third quarter and first nine months of 2007 compared to the same periods in 2006, general corporate expenses declined. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decline in the third quarter and first nine months of 2007 as compared to the same periods in 2006 resulted from reduced legal expenses associated with a resolved lawsuit as well as lower accruals for management incentives based on continued weak market conditions.

INTEREST EXPENSE AND INVESTMENT INCOME

Interest expense in the third quarter and first nine months of 2007 was lower compared to the corresponding periods of 2006 due to higher capitalized interest associated with on-going capital projects. For the third quarter of 2007, we capitalized $5.8 million in interest expense as compared to $1.2 million in the third quarter 2006. For the first nine months of 2007 we capitalized $12.9 million of interest expense as compared to $2.6 million in the same period in 2006. Additionally, during the second quarter of 2006, we repaid $110 million Canadian on our term loan and therefore generated less expense in the first nine months of 2007 on this loan.

DISCONTINUED OPERATIONS

Included in discontinued operations for the third quarter and first nine months of 2007 and 2006 are the results of the operations of mills that have been or are to be divested. At September 30, 2007, LP classified its composite decking operations as discontinued.

For the third quarter and first nine months of 2007 compared to the corresponding periods of 2006, we saw a decline in sales volumes for our decking business. Lower sales volumes in our decking operations are related to slower shipments to our distributors due to lower end user demand as well as our decision not to enter into any special selling programs in the winter months as we have in past years.

Included in the operating losses of discontinued operations for the third quarter of 2007 is an additional $7.5 million impairment charge on assets held for sale to reduce the carrying value to the estimated sales price less selling costs. This charge is in addition to the $9.5 million recorded in the second quarter of 2007. Additionally, during the third quarter of 2007, we recorded a charge of $3.5 million associated with the loss on an executed take or pay contract associated with our decking operations.

INCOME TAXES

Income (loss) before taxes and tax provision (benefit) for the quarter and nine month periods ended September 30, 2007 and 2006 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Continuing operations	$(92.1)	$8.7	$(185.9)	$213.1
Discontinued operations	(21.4)	(4.5)	(36.2)	(8.3)
	(113.5)	4.2	(222.1)	204.8
Total tax provision (benefit)	(45.7)	(5.3)	(93.7)	56.5
Net income (loss)	$(67.8)	$9.5	$(128.4)	$148.3

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

For the nine months ended September 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency. For the nine months ended September 30, 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to the Company’s foreign debt structure, state income taxes, and a third quarter reduction in LP’s Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate.

The components and associated estimated effective income tax rates applied to the nine month periods ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007		2006
	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(79.7)	43%	$59.7	28%
Discontinued operations	(14.0)	39%	(3.2)	39%
	$(93.7)	42%	$56.5	28%

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006.  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  We estimate that our net periodic pension cost for 2007 will be approximately $14.1 million.  This estimate assumes that we will have no curtailment or settlement expenses in 2007.  If a curtailment or settlement does occur in 2007, this estimate may change significantly.  We estimate that we will contribute approximately $10 million to these plans in 2007.  As of September 30, 2007, we had contributed approximately $9.5 million to these plans. At December 31, 2006, we had $76.7 million of net actuarial loss and $6.2 million of prior service cost included in accumulated other comprehensive loss.  Of these amounts, we expect to recognize a net actuarial loss of $6.0 million and prior service cost of $1.2 million as components of net periodic pension cost in 2007, which will account for approximately 51% of our estimated 2007 net periodic pension cost.

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

Cumulative statistics under hardboard settlements are as follows:

	September 30, 2007	June 30, 2007	December 31, 2006
Requests for claims	62,400	59,800	55,300
Completed claims received	47,700	45,300	40,700
Completed claims pending	1,100	1,200	2,100
Claims dismissed	10,100	9,900	9,600
Claims settled	36,500	34,200	29,000

The average payment amount for settled claims as of September 30, 2007, June 30, 2007 and December 31, 2006 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

ENVIRONMENTAL COMPLIANCE

The U.S. government has recently modified its position with respect to the enacted regulations related to Maximum Achievable Control Technology (MACT). MACT regulations govern the manner in which we measure and control the emissions from our manufacturing facilities into the air. Based upon the current interpretation of these regulations, we anticipate, based upon our current facilities that we could be required to spend between $7 million and $10 million by October 2008 to comply with these regulations.

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

OPERATING ACTIVITIES

During the first nine months of 2007, we used $5 million of cash from operations compared to net cash provided by operating activities of $193 million in the first nine months of 2006. The decrease in cash provided by operations in the first nine months of 2007 was primarily a result of lower operating profits from our OSB business compared to the same period of 2006.

INVESTING ACTIVITIES

During the first nine months of 2007, we generated approximately $92 million of cash in investing activities of cash. Capital expenditures for the first nine months of 2007 were $221 million and related primarily to the costs associated with our OSB mill in Alabama and LSL (long strand lumber) facility in Houlton, Maine that are under construction. Additionally, we contributed $5 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $2.2 billion to purchase investments with maturities in excess of 90 days and received $2.5 billion on the sale of these types of investments.

During the first nine months of 2006, we used approximately $230 million of cash in investing activities. Capital expenditures in the first nine months of 2006 were $123 million and related primarily to the initial costs associated with our OSB mill in Alabama and improvements in our siding  facilities to expand our siding capacities. Additionally, we contributed $7 million to our joint ventures with Canfor Corporation and Abitibi Consolidated for working capital requirements. We also used approximately $4.6 billion to purchase investments with maturities in excess of 90 days and received $4.4 billion on the sale of these types of investments.  We received $71 million in proceeds from our notes receivable from asset sales.

Capital expenditures for 2007 are expected to total between $290 to $310 million for new mills under construction, projects to reduce our energy, raw materials and resin costs in our current OSB mills and for expansion projects in our OSB, EWP and siding operations.

FINANCING ACTIVITIES

In the first nine months of 2007, net cash used by financing activities was $8 million. In the first nine months of 2007, we borrowed $37 million under a revolving credit facility to support general operating requirements in our Canadian locations and borrowed $17 million under a secured long-term credit facility to fund our Chilean expansion. Additionally, in the first nine months of 2007, we paid cash dividends of $47 million and repurchased one million shares of stock at a cost of $18 million.

In the first nine months of 2006, net cash used in financing activities was $271 million. In the first nine months of 2006, we generated $6 million in proceeds from the sale of common stock under our various equity compensation plans, received a tax benefit of $3 million related to these sales and paid cash dividends of $48 million. Additionally, in the first nine months of 2006, we repaid $191 million of our debt and repurchased two million shares of stock at a cost of $41 million.

CREDIT FACILITIES

We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million.  The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of borrowings or letters of credit. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. At September 30, 2007, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce our borrowing capacity, totaled approximately $33.2 million as of September 30, 2007 and were cash collateralized with $34.9 million.

We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2007. We expect to renew this facility prior to year end. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of September 30, 2007 and were cash collateralized with $0.8 million.

We have a $100 million (Canadian or US) credit facility in Canada. The facility allows us to finance general operating requirements. At September 30, 2007, we had $40 million outstanding under this facility. This amount is included in LP’s Condensed Consolidated Balance Sheet under the caption “short-term notes payable”.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million.  LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015.   The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile.  At September 30, 2007, there was $20 million outstanding under this facility.  Borrowings under the facility were secured.

OTHER LIQUITITY MATTERS

As of September 30, 2007, we have a total of $444.4 million in short term investments, of which $151.6 million are invested in auction rate securities. The underlying securities have contractual maturities greater than ten years. As of September 30, 2007, all of the auction rate securities held recently failed to settle at auction as the current uncertainties in the credit markets have affected these holdings. While these investments are of high credit quality and the respective credit ratings of these securities have not been lowered or put on credit watch, at this time we are uncertain as to when the liquidity issues relating to these investments will improve, but currently expect liquidity within the year. As of September 30, 2007, we do not believe that it is necessary to adjust the fair value of our portfolio of auction rate securities or to reclassify them as long-term marketable securities on our Condensed Consolidated Balance Sheet.

The following details our debt ratings as of October 15, 2007:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2007, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.5 million annually.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2007, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and nine month periods ended September 30, 2007 and 2006.

	Quarter Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Oriented strand board, million square feet 3/8” basis (1)	1,384	1,490	4,192	4,548

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	33	67	147	201

Wood-based siding, million square feet 3/8” basis	176	245	665	758

Engineered I-Joist, million lineal feet (1)	34	29	105	124

Laminated veneer lumber (LVL), thousand cubic feet	2,388	1,973	6,719	7,962

(1)  Includes volumes produced by joint venture operations and sold to LP.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1996	$184
1997	142
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006 1st Qtr. Avg.	285
2006 2nd Qtr. Avg.	238
2006 3rd Qtr. Avg.	184
2007 1st Qtr. Avg.	146
2007 2nd Qtr. Avg.	151
2007 3rd Qtr. Avg.	180

Source: Random Lengths

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 13 — Contingency Reserves” is incorporated herein by reference.

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality.  This cyclicality is influenced by a number of factors, including longer-term interest rates, which in recent years have been at relatively low levels, and the availability of mortgage financing, which has recently declined  A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products.  In addition, our products are subject to competition from manufacturers worldwide.  Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products.  Product pricing is significantly affected by the relationship between supply and demand in the building products industry.  Product supply is influenced primarily by fluctuations in available manufacturing capacity.  Demand is affected by the state of the economy in general and a variety of other factors.  The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products.  Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors.  We are not able to predict with certainty market conditions and selling prices for our products.  We cannot assure you that prices for our products will not decline from current levels.  A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 48% of our sales in the first nine months of 2007 and 56% of our sales in 2006 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.  Our businesses are subject to many environmental laws and regulations, particularly with respect to discharges of pollutants and other emissions on or into land, water and air, and the disposal and remediation of hazardous substances or other contaminants and, in the past, the restoration and reforestation of timberlands.  Compliance with these laws and regulations is a significant factor in our business.  We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations.  Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent in the future.  Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of Common Stock during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program (1)
	(thousands)		(thousands)	(thousands)

July 1 - 31, 2007	—	—	—	12,264
August 1 - 31, 2007	1,000	18.26	1,000	11,264
September 1 - 30, 2007

Total	1,000	$18.26	1,000

(1) On November 1, 2003, LP’s Board of Directors authorized LP’s management to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately in negotiated transactions.  As of September 30, 2007, the remaining open authorization is 11,264,000 shares.

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

LOUISIANA-PACIFIC CORPORATION

Date: November 2, 2007	By:	/s/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: November 2, 2007	By:	/s/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)