Form 10-K
period 2007-12-31
LOUISIANA-PACIFIC CORP
filed 2008-03-07
CIK 60519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 1-7107

LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	93-0609074 (I.R.S. Employer Identification No.)
414 Union Street, Suite 2000 Nashville, TN 37219 (Address of principal executive offices)	615-986-5600 (Registrant's telephone number, including area code)

Securies registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securies registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,928,500,000

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 103,082,039 shares of Common Stock, $1 par value, outstanding as of February 26, 2008.

Documents Incorporated by Reference
Definitive Proxy Statement for 2008 Annual Meeting: Part III

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

PART I

ITEM 1.    Business

General

        Our company, headquartered in Nashville, TN, is a leading manufacturer and distributor of building products. As of December 31, 2007, we had approximately 5,100 employees and operated 24 facilities in the U.S. and Canada and one facility in Chile. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

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

        OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated for 2007 that OSB accounts for approximately 62% of the structural panel consumption with plywood accounting for the remainder. We estimate that the overall North American structural panel market is 40 billion square feet with the OSB market comprising an estimated 24 billion square feet of this market. Based upon our production in 2007 of 5.5 billion square feet (including our joint venture OSB mill with Canfor Corporation), we account for 23% of the OSB market and 14% of the overall North American structural panel market. We believe we are the largest and one of the most efficient producers of OSB in North America.

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

        Hardboard Siding Products    Our hardboard siding product offerings include a number of lap, panel and trim products in a variety of patterns and textures.

        Additionally, as market demand warrants, amounts of commodity OSB are produced and sold in this segment.

Engineered Wood Products

        Our Engineered Wood Products (EWP) segment manufactures and distributes I-joists and laminated veneer lumber (LVL) and other related products. In 2007, we continued construction on a laminated strand lumber facility (LSL) in Houlton, Maine. We believe that in North America we are one of the top three producers of I-joists and LVL. A plywood mill associated with our LVL operations in British Columbia is also included in this segment.

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

Other Products

        Our other products category includes our decorative moulding, Chilean OSB operations and our joint venture that produces cellulose insulation. Additionally, our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations.

Sales, Marketing and Distribution

        Our sales and marketing efforts are primarily focused on traditional two-step distribution, builders, professional building products dealers, home centers, third-party wholesale buying groups and other retailers. The wholesale distribution channel includes a variety of specialized and broad-line wholesale distributors and dealers focused primarily on the supply of products for use by professional builders and contractors. The retail distribution channel includes large retail chains catering to the do-it-yourself (DIY) and repair and remodeling markets as well as smaller independent retailers.

Customers

        We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2007, our top 10 customers accounted for approximately 41% of our sales, with the largest customer accounting for no more than 9% of our sales. Because a significant portion of our sales are from OSB that is a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

  ☐
  Wholesale distribution companies, which supply building materials to retailers on a regional, state or local basis;

  ☐
  Two-step distributors, who provide building materials to smaller retailers, contractors and others;

  ☐
  Building materials professional dealers, that specialize in sales to professional builders, remodeling firms and trade contractors that are involved in residential home construction and light commercial building;

  ☐
  Retail home centers, that provide access to consumer markets with a broad selection of home improvement materials and increasingly serve professional builders, remodelers and trade contractors; and

  ☐
  Manufactured housing producers, who design, construct and distribute prefabricated residential and light commercial structures, including fully manufactured, modular and panelized structures, for consumer and professional markets.

Seasonality

        Our business is subject to seasonal variances, with demand for many of our products tending to be greater during the building season in the second and third quarters. From time to time, we engage in promotional activities designed to stimulate demand for our products, such as reducing our selling prices and providing extended payment terms, particularly at times when demand is otherwise relatively soft. We do this in an effort to better balance our inventory levels with demand, manage the logistics of our product shipments, allow our production facilities to run efficiently, to be competitive, and/or obtain initial orders from customers.

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

        We purchase approximately 61% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (39%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

        In addition to wood fiber, we use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as demand for resin products.

        While the majority of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to mitigate our exposure to energy price changes through the use of long-term supply agreements.

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

        Our policy is to comply fully with all applicable environmental laws and regulations. In recent years, we have devoted increasing management attention to achieving this goal. In addition, from time to time, we undertake construction projects for environmental control equipment or incur other environmental costs that extend an asset's useful life, improve its efficiency or improve the marketability of certain properties.

        The U.S. government has enacted regulations related to Maximum Achievable Control Technology (MACT). MACT regulations govern the manner in which we measure and control the emissions from our manufacturing facilities into the air. We anticipate, based upon our current facilities that we will be required to spend between $6 million and $7 million over the next year to comply with these regulations.

        Additional information concerning environmental matters is set forth under item 3, Legal Proceedings, and in Note 18 of the Notes to the financial statements included in item 8 of this report.

Employees

        We employ approximately 5,100 people, about 1,400 of whom are members of unions. We consider our relationship with our employees generally to be good. There can be no assurance, however, that work stoppages will not occur.

Available Information

        We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330.

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

Product Information Summary
For Years Ended December 31 (Dollar amounts in millions, except per unit)

	2007	2006	2005
PRODUCTION VOLUMES(1)
OSB, 3/8 " basis, million square feet	5,534	6,011	5,609
Wood-based siding, 3/8 " basis, million square feet	794	953	963
Engineered I-joists, million lineal feet	130	149	166
Laminated veneer lumber, thousand cubic feet	8,319	9,466	11,184
COMMODITY PRODUCT PRICE TRENDS(2)
OSB, MSF, 7/16 "– 24/16 " span rating (North Central price)	$161	$210	$320
% LOGS BY SOURCES(3)
Private cutting contracts	16	16	14
Government contracts	39	37	41
Purchased logs	45	47	45
Total volumes—million board feet	2,221	2,417	2,774

(1) Includes production at joint ventures.
(2) Prices represent yearly averages stated in dollars per thousand square feet (MSF).
Source: Random Lengths.
(3) Stated as a percentage of total log volume.

ITEM 1A.    Risk Factors

        You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below and the matters described in "About Forward-Looking Statements."

        Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations.    Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including longer-term interest rates, which in recent years have been at relatively low levels, and the availability of mortgage financing, which has recently declined. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. We cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

        We have a high degree of product concentration.    OSB accounted for about 49% of our sales in 2007 and 55% of our sales in 2006 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

        Increased industry production capacity for OSB could constrain our operating margins for the foreseeable future.    According to Resource Information Systems, Inc. (RISI), an industry market research organization, total North American OSB annual production capacity is projected to increase by approximately 12.3 billion square feet in the 2006 to 2012 period. RISI has projected that total North American demand for OSB will increase by about 13.2 billion square feet during the same period. If increases in OSB production capacity exceed increases in OSB demand, OSB could have constrained operating margins for the foreseeable future.

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

        Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs.    The most significant raw material used in our operations is wood fiber. We currently obtain about 61% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

        Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia is not covered by treaties and, as a result, the claims of British Columbia's aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of British Columbia and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. It is possible that, over the long term, such claims could have an adverse effect on our business, financial condition and results of operations.

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

        We are involved in various environmental matters and product liability and other legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties.    The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving anti-trust, warranty or non-warranty product liability claims, negligence and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use our products, failure to perform, our negligence or out of our release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

        Fluctuations in foreign currency exchange rates could result in currency exchange losses.    A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our

Chilean subsidiary is the Chilean Peso. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders' Equity. Therefore, a strengthening of the Canadian dollar or the Chilean Peso relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

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

ORIENTED STRAND BOARD
 Oriented Strand Board Panel Plants(1)
13 plants—5,890 million square feet annual capacity, 3/8" basis

3 shifts per day, 7 days per week	Square feet in millions
Athens, GA	375
Carthage, TX	450
Chambord, Quebec, Canada	470
Dawson Creek, BC, Canada	390
Hanceville, AL	375
Houlton, ME	280
Jasper, TX	450
Maniwaki, Quebec, Canada	650
Roxboro, NC	470
Sagola, MI	410
Silsbee, TX	350
Swan Valley, Manitoba, Canada	520
Thomasville, AL	700

SIDING
 Oriented Strand Board Siding and Specialty Plants
4 plants—930 million square feet annual capacity, 3/8" basis

3 shifts per day, 7 days per week	Square feet in millions
Newberry, MI	150
Hayward, WI(2)	475
Tomahawk, WI	150
Two Harbors, MN	155

Hardboard plants
2 plants—420 million square feet capacity, 3/8" inch basis

3 shifts per day, 7 days per week	Square feet in millions
Roaring River, NC	300
East River, Nova Scotia, Canada(3)	120

ENGINEERED WOOD PRODUCTS
 I-joist Plants(4)
1 plant—80 million lineal feet annual capacity

1 to 3 shifts per day, 5 days per week	Lineal feet in millions
Red Bluff, CA	80

LVL Plants
2 plants—8,600 thousand cubic feet annual capacity

1 to 3 shifts per day, 5 days per week	Cubic feet in thousands
Golden, BC, Canada	4,000
Wilmington, NC	4,600

OTHER(5)
 Plastic Mouldings Plant
1 plant—300 million lineal feet annual capacity

3 shifts per day, 7 days per week	Lineal feet in millions
Middlebury, IN	300

OSB	Panguipulli, Chile
Plywood	Golden, BC, Canada

(1)
In addition to the plants described, our 50/50 joint venture with Canfor Corporation owns and operates a plant in Ft. St. John, British Columbia, Canada, that has an annual production capacity of 820 million square feet of OSB.

(2)
The Hayward, WI siding facility produces both commodity OSB and OSB siding.

(3)
The East River, Nova Scotia, Canada plant produces both hardboard panel products and hardboard siding products.

(4)
In addition to the plant described, our 50/50 joint venture with AbitibiBowater Inc. owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

(5)
The above table does not reflect the 12 cellulose insulation facilities that are operated by U.S. GreenFiber, LLC, our 50/50 joint venture with Casella Waste Systems.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	7,900,000
Manitoba	6,300,000
Nova Scotia	900,000
Quebec	27,100,000

Total timberlands under license agreements in Canada	42,200,000

        We also have timber-cutting rights on approximately 38,200 acres on government and privately owned timberlands in the U.S.

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

SIDING MATTERS

        On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester's of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the United States District Court of the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by us and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. We satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester's appealed the District Court's injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals vacated the District Court's injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. We timely filed our notice of appeal to the Minnesota State Court of Appeals. On February 5, 2008, the Minnesota State Court of Appeals reversed the $11.2 million judgment entered against us on December 22, 2006. The Minnesota State Court of Appeals' decision will become final unless Lester's timely seeks review by the Minnesota State Supreme Court. Based upon the information currently available, we believe that any further liability related to this case is remote and, accordingly, have not recorded any accrual with respect to our potential exposure.

NATURE GUARD CEMENT SHAKES MATTERS

        We are a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that was filed in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The claims in this action that went to trial, starting December 6, 2005, were breach of express warranties, unfair business practices, and violations of the Consumer Legal Remedies Act (CLRA). During the trial, the judge dismissed the CLRA claims and a number of warranty claims and granted our motions to decertify the CLRA class and warranty class. Subsequently, on March 9, 2006, a jury returned a defense verdict on all remaining breach of warranty claims, and on May 23, 2006 the judge signed and filed a Statement of Decision after Court Trial directing entry of judgment in LP's favor for the remaining class claim of unfair business practices. The judgment incorporating the Statement of Decision was filed on July 20, 2006. Plaintiffs filed a Notice of Appeal on September 12, 2006, and the matter is fully briefed and pending oral arguments, before the California State Court of Appeals, on April 15, 2008. We no longer manufacture or sell fiber cement shakes. We believe the judgment will be upheld and that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

LOCKHART WOOD TREATMENT FACILITY

        In 2004, we received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP's wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation ("Pactiv"), from whom we acquired the facility in 1983. LP, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the first quarter of 2006, plaintiffs' attorneys filed 19 separate lawsuits on behalf of 1,429 plaintiffs. Each of these cases was filed in, or removed to, the United States District Court for the Middle District of Alabama, which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al, CV 2:06-CV-00083-LES-CSC. After extensive motion practice and the beginning of discovery, Pactiv and plaintiffs have agreed to a tentative settlement. In addition, we have agreed to a tentative settlement pursuant to which we would make a payment of $7.75 million to resolve this matter subject to reaching agreement on the terms of a full and final release of all claims by all plaintiffs. We accrued the tentative amount of this settlement in the fourth quarter of 2007.

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

        The plaintiffs, in both amended and consolidated complaints described above, moved for and received class certification and seek treble damages in unspecified amounts alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. The plaintiffs in the indirect purchaser complaint also seek similar remedies under individual state anti-trust and competition laws as well as consumer protection laws. We believe that the claims asserted are without merit, and intend to defend this matter vigorously. We are unable to predict the potential financial impact of these actions.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of LP's security holders during the fourth quarter of 2007.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The common stock of LP is listed on the New York Stock Exchange with the ticker symbol "LPX." The Dow-Jones newspaper quotations symbol for the common stock is "LaPac." Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2007 High	$23.51	$21.57	$20.84	$18.79
Low	19.22	18.59	16.35	13.18
2006 High	$29.75	$28.83	$21.95	$22.54
Low	25.06	21.03	18.05	18.59

        As of February 18, 2008, there were approximately 7,952 holders of record of our common stock. For the years ended December 31, 2006 and 2007, LP paid cash dividends of $0.60 per share. We currently have no restrictions as to the payment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

        On November 1, 2003, the Board of Directors authorized LP to purchase from time to time up to 20,000,000 shares of its outstanding stock in the open market or in privately negotiated transactions.

        The following table provides information regarding the Company's purchase of Common Stock during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares That May Yet Be Purchased Under the Program
	(thousands)		(thousands)	(thousands)
October 1-31, 2007	—	$—	—	11,264
November 1-30, 2007	400	13.52	400	10,864
December 1-31, 2007	—	—	—	—

Total	400	$13.52	400

        As of December 31, 2007, the remaining open authorization is 10,864,000 shares.

PERFORMANCE GRAPH

        The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2002 through December 31, 2007, to the total cumulative return to investors from the Standard & Poor's 500 Stock Index and the Standard & Poor's Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Louisiana-Pacific Corporation, S&P 500, S&P Paper & Forest Products
December 31, 2002 to December 31, 2007

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
LOUISIANA-PACIFIC CORPORATION	$100	221.84	335.89	351.44	282.74	185.53
S&P 500 INDEX	$100	128.68	142.69	149.70	173.34	182.86
PAPER & FOREST PRODUCTS	$100	137.85	151.50	148.42	157.15	163.28

ITEM 6.    Selected Financial Data

Year ended December 31	2007(4)	2006(3)	2005(2)	2004	2003(1)
	Dollar amounts in millions, except per share
SUMMARY INCOME STATEMENT DATA
Net sales	$1,704.9	$2,187.4	$2,528.4	$2,663.6	$2,127.3
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(155.3)	133.9	474.9	420.1	282.8
Income (loss) from discontinued operations	(24.6)	(10.2)	(18.3)	0.6	(10.4)
Net income (loss)	(179.9)	123.7	455.5	420.7	272.5
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$(1.50)	$1.27	$4.36	$3.88	$2.68
Net income (loss) per share—basic	$(1.73)	$1.18	$4.18	$3.88	$2.58
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$(1.50)	$1.27	$4.33	$3.84	$2.66
Net income (loss) per share—diluted	$(1.73)	$1.17	$4.15	$3.84	$2.56
Average shares of common stock outstanding (millions)
Basic	103.7	105.1	109.0	108.3	105.5
Diluted	103.7	105.5	109.7	109.6	106.5
Cash dividends declared per common share	$0.60	$0.60	$0.475	$0.30	$—
SUMMARY BALANCE SHEET INFORMATION
Total assets	$3,229.3	$3,428.7	$3,598.0	$3,450.6	$3,204.4
Long-term debt, excluding current portion	$485.8	$644.6	$734.8	$622.5	$1,020.7
Contingency reserves, excluding current portion	$15.8	$25.6	$31.4	$42.1	$55.6
Stockholders' equity	$1,819.5	$2,067.4	$2,042.9	$1,767.8	$1,310.9

(1)
As of January 1, 2003, LP adopted SFAS No. 143, "Asset Retirement Obligations". See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

(2)
As of December 31, 2005, LP adopted FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143". See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

(3)
As of January 1, 2006, LP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") and as of December 31, 2006, LP adopted the recognition and disclosure provisions of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)". See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

(4)
As of January 1, 2007, LP adopted FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1) and Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). See Note 1 and 10 of the Notes to the financial statements included in item 8 of this report for further information.

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

        To serve these markets, we operate in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 49% of continuing sales in 2007, 55% in 2006 and 62% in 2005.

        Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future. However, industry analysts have forecasted that the expectation of new capacity coupled with lower new housing activity will likely lead to continued lower pricing for the next twelve to eighteen months. During 2007, commodity OSB prices continued the declines experienced in 2006 from 2005 price levels after several years of relatively high cyclical levels.

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

        Our operating results reflect the relationship between the amount of our revenues and our costs of production and other operating costs and expenses. Our costs of production are affected by, among other factors, costs of raw materials (primarily wood fiber and various petroleum-based resins) and energy costs, which in turn are affected by the overall market supply of and demand for these manufacturing inputs. The Canadian dollar strengthened against the U.S. dollar in 2007, causing our costs, as reported in U.S. dollars, to rise at our Canadian operations.

Demand for Building Products.

        Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This activity can be further delineated into three areas: (1) new home construction; (2) repair and remodeling; and (3) manufactured housing.

        New Home Construction.    In the last year, there has been significant weakness in the new home construction market as a result of overbuilding in the past several years. This overbuilding was a result of relatively low interest rates and relatively high rates of home value appreciation, which drove speculative demand. Additionally, the current mortgage crisis contributed to the weakness in the new home construction market by reducing the availability of mortgage financing while increasing home supply through foreclosures. The chart below provides a graphical summary of new housing starts in the U.S. since 1960. The chart below depicts actual, rolling five and ten year average housing starts.

Source: Resource International Systems, Inc. (RISI)

        Repair and Remodeling.    Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America. As can be seen from the chart above, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of 25-35 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. We believe that the market did weaken in 2007 due to reduced home sales and reduced financing to fund repair and remodel expenditures, it has continued to grow.

        Manufactured Housing.    Over the last several years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to purchase site-built starter homes and financial difficulties at some of the larger manufactured housing producers.

Supply of Building Products.

        OSB is a commodity product, and all of our products are subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to Resource International Systems Inc. (RISI), an economic consulting firm, total North American OSB annual production is projected to increase by approximately 7.7 billion square feet in the period from 2008 to 2012 while plywood production is projected to decline by 4.1 billion square feet for the same period. The chart below depicts the North America structural wood market in billions of square feet.

Putting Demand and Supply Together

        As noted above, demand for building products is influenced by the general economy, demographics and need for houses. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. As calculated by RISI, the below chart shows the demand capacity (demand divided by supply) for OSB in 2006 and 2007 as well as RISI forecast through 2012 based upon estimated future demand and supply.

Product Pricing.

        Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The average North Central wholesale price for OSB (per thousand square feet 7/16" basis) from 1993 through 2007, as published by Random Lengths, an industry publication, is presented below. RISI's forecast (as of December 2007) for average North Central wholesale price for OSB (per thousand square feet 7/16" basis) through 2012 is also shown.

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

Accounting Policies

        There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

        Inventory valuation.    We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $3.1 million higher if the LIFO inventories were valued at average cost as of December 31, 2007.

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

        Auction Rate Securities:    Auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, a dividend-yielding preferred stock or other similar instruments. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction-rate securities in current available-for-sale securities. As of December 31, 2007, we held auction-rate securities which had experienced a failed reset process. Consequently, we have classified $130.9 million ($151.8 million, par value) of auction-rate securities as long-term available-for-sale securities that were classified previously as short-term available-for-sale securities.

        Our estimates of the valuation of our current holdings of auction rate securities are based on our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from issuing banks. During the year ended December 31, 2007, we recorded a temporary unrealized holding loss on these securities of $31.4 million that is recorded, net of tax, as a separate component of accumulated other comprehensive income and we recorded an other-than-temporary impairment of $20.9 million that is recorded as non-operating income (expense). In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: i) the length of time a security is in an unrealized loss position, ii) the extent to which fair value is less than cost, iii) the financial condition and near term prospects of the issuer and, iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

        Environmental Contingencies.    Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2007, we excluded from our estimates approximately $1.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

        Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2007, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating losses and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

        Pension Plans.    Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading "Defined Benefit Pension Plans" and in Note 13 of the Notes to the financial statements included in item 8 of this report.

        Workers' Compensations.    We are self insured for most of our U.S. employees workers' compensation claims. We account for these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters. The amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.

RESULTS OF OPERATIONS

        We reported a net loss of $179.9 million ($1.73 per diluted share) in 2007, which was comprised of a loss from continuing operations of $155.3 million ($1.50 per diluted share) and a loss from discontinued operations of $24.6 million ($0.23 per diluted share). This compares to a net income of $123.7 million ($1.17 per diluted share) in 2006, which was comprised of income from continuing operations of $133.9 million ($1.27 per diluted share) and a loss from discontinued operations of $10.2 million ($0.10 per diluted share). We earned $455.5 million ($4.15 per diluted share) in 2005, which was comprised of income from continuing operations of $474.9 million ($4.33 per diluted share) and a loss from discontinued operations of $18.3 million ($0.17 per diluted share) and a cumulative effect of a change in accounting principle of $1.1 million ($0.01 per diluted share).

        Sales in 2007 were $1.7 billion, a decrease of 22% from 2006 sales of $2.2 billion. Sales in 2006 as compared to 2005 were lower by 13%. The decreases in 2007 and 2006 were both largely attributable to changes in OSB pricing, which is discussed further below. Additionally, the U.S. housing market slowed significantly as compared to the comparable prior periods, which affected all of our businesses.

        Our results of operations for each of our segments are discussed below, as are results of operations for the "other" category which comprises other products that are not individually significant. See Note 23 of the Notes to the financial statements included in item 8 of this report for further information regarding our segments.

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

        OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages (for the year ended December 31, 2007) include wood (33%), resin and wax (20%), labor and burden (15%), utilities (8%) and manufacturing and other (24%).

        Segment sales, operating profits (losses) and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,
	2007	2006	2005	2007-2006	2006-2005
	in millions
Sales	$829.0	$1,212.2	$1,560.4	(32%)	(22%)
Operating profits (losses)	$(194.9)	$109.6	$528.4	(278%)	(79%)
Depreciation, amortization and cost of timber harvested	$64.4	$78.2	$87.7

        Percent changes in average sales prices and unit shipments for the year ended 2007 compared to 2006 and 2006 compared to 2005 are as follows:

	2007 versus 2006		2006 versus 2005
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(30%)	(7%)	(27%)	3%

2007 compared to 2006

        OSB prices declined during 2007 as compared to the corresponding period of 2006 due to weakened housing demand. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $307 million for the period. As compared to the corresponding periods of 2006, the decline in sales volume is due to four factors: our St. Michel, Quebec OSB mill was curtailed throughout 2007 (with permanent closure announced in October 2007); our Silsbee, TX mill which was curtailed in the fourth quarter of 2007; production outages caused by wood shortages and maintenance aberrations; the effect of the CN Railroad strike (primarily in the first quarter); and planned capital outages. These declines were partially offset by higher production from our Peace Valley joint venture mill.

        Compared to 2006, the primary factor, along with the reduced sales price, for decreased operating profits was the increase in our Canadian dollar denominated manufacturing costs and curtailed operations. The Canadian dollar has strengthened significantly since 2006, which causes our Canadian production costs stated in U.S. dollars to increase.

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

        Segment sales, operating profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,
	2007	2006	2005	2007-2006	2006-2005
	in millions
Sales	$448.8	$493.4	$453.5	(9%)	9%
Operating profits	$33.6	$67.3	$45.2	(50%)	49%
Depreciation, amortization and cost of timber harvested	$17.6	$18.1	$16.2

        Sales in this segment are broken down as follows:

Year ended December 31,	2007	2006	2005
	in millions
OSB-based exterior products	$276.4	$288.3	$268.7
Commodity OSB	23.7	48.5	14.0
Hardboard siding	148.7	156.6	170.8

Total	$448.8	$493.4	$453.5

        Percent changes in average sales prices and unit shipments for the year ended 2007 compared to 2006 and 2006 compared to 2005 are as follows:

	2007 versus 2006		2006 versus 2005
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB-based exterior products	4%	(12%)	6%	3%
Commodity OSB	(31%)	(22%)	(28%)	215%
Hardboard siding	2%	(2%)	6%	(14%)

2007 compared to 2006

        Sales volume decreased in our OSB-based exterior products and hardboard siding as well as for commodity OSB produced at one of our siding mills for the year ended December 31, 2007 as compared to the prior year. These declines were a result of reduced demand due to significantly lower housing starts. Sales prices in our OSB-based siding product line increased slightly as compared to the prior year due to changes in product mix, as well as a price increase implemented in August of 2006. In our hardboard product line, sales prices increased due to a change in product mix that included more siding and less industrial board.

        Overall, declines in operating results for our siding segment were primarily for the year ended December 31, 2007 as compared to the prior year due to lower sales volumes in our OSB-based exterior products and lower sales volumes and prices in the OSB commodity products sold from this segment.

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

Engineered Wood Products

        Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-joists and other related products. This segment also sells 100% of the I-Joist production of two facilities owned within our joint venture with AbitibiBowater Inc. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.

        Our strategy is to strengthen our brand name recognition in the EWP market by enhancing our product mix and quality, providing superior technical support for our customers and leveraging our sales and marketing relationships to cross-sell our EWP products. Additionally, we are seeking to drive costs down by rationalizing our production capacity across geographic areas and improving operating efficiencies in our manufacturing facilities. It is our intent to introduce a new product line, laminated strand lumber (LSL) to our customers in 2008.

        Segment sales, operating profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

				Increase (decrease)
Year ended December 31,
	2007	2006	2005	2007-2006	2006-2005
	in millions
Sales	$330.3	$392.0	$431.4	(16%)	(9%)
Operating profits	$11.0	$33.2	$34.0	(67%)	(2%)
Depreciation, amortization and cost of timber harvested	$15.6	$13.9	$14.7

        Sales in this segment are broken down as follows:

Year ended December 31,	2007	2006	2005
	in millions
LVL	$137.4	$173.4	$186.7
I-joist	136.1	177.3	197.8
Plywood	10.9	5.5	11.2
Related products	45.9	35.8	35.7

Total	$330.3	$392.0	$431.4

        Percent changes in average sales prices and unit shipments for the year ended 2007 compared to 2006 and 2006 compared to 2005 are as follows:

	2007 versus 2006		2006 versus 2005
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	(10%)	(11%)	—	(9%)
I-joist	(9%)	(14%)	—	(14%)

2007 compared to 2006

        Sales volumes in both LVL and I-Joist decreased for the year December 31, 2007 as compared to the prior year due to the slowdown in the housing market. Net average selling prices declined as we continued to see price pressure caused by lower demand. During the year, we believe we gained market share in this business as our declines were less than the overall market.

        Results of operations for EWP for the year ended December 31, 2007 as compared to the prior year were lower primarily due to lower sales volume and reductions in sales prices. Additionally, we recognized some reductions in raw material costs (primarily OSB and lumber), which were offset by increases in conversion costs due to lower volumes.

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

Other

        Our other category includes our moulding, Chilean operations and our joint venture that produces cellulose insulation. Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

        Sales and operating profits (losses) for this category and related depreciation, amortization and cost of timber harvested for this category are as follows:

				Increase (decrease)
Year ended December 31,
	2007	2006	2005	2007-2006	2006-2005
	in millions
	in millions
Sales	$106.5	$91.2	$93.2	17%	(2%)
Operating profits (losses)	$(6.1)	$8.2	$11.5	(175%)	(29%)
Depreciation, amortization and cost of timber harvested	$4.8	$5.5	$4.6

        Sales in this category are broken down as follows:

Year ended December 31,	2007	2006	2005
	in millions
Mouldings	$35.6	$38.7	$42.2
Chilean operation	41.7	36.3	34.0
Other	29.2	16.2	17.0

Total	$106.5	$91.2	$93.2

2007 compared to 2006

        In our moulding business, we saw a decline in sales volumes due to the loss of a home center customer. In our Chilean operations, sales pricing as well as volumes increased as we continue to penetrate the South American markets. We continue to construct our second OSB mill in Chile and during 2007, we incurred start up costs associated with this new operation. In our joint venture that produces and sells cellulose insulation, we saw increases in our fiber costs as well as reduced sales due to the overall decline in new home construction. During 2007, we incurred significant legal expenses associated with one of our non-operating facilities due to an on-going legal matter (see item 3, Legal Proceedings included in this report). Overall, the operating profits of this category were lower primarily due to increased residual costs associated with several non-operating facilities.

2006 compared to 2005

        For the year ended December 31, 2006, sales volumes declined slightly in our moulding business due to loss of a significant retail customer. Additionally, during 2006, as we strengthened new customer relationships, we were required to provide additional market support which negatively affects operating results. In our Chilean operation, we continued to see higher sales due to increases in both commodity OSB pricing as well as volumes based on acceptance of OSB in the local markets.

GENERAL CORPORATE AND OTHER EXPENSE, NET

        Net general corporate expense was $84 million in 2007 as compared to $95 million in 2006 and $88 million in 2005. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The decrease in 2007 as compared to 2006 primarily resulted from resulted from reduced legal expenses associated with a resolved lawsuit as well as lower accruals for management incentives based on continued weak market conditions. The increase in 2006 as compared to 2005 primarily resulted from higher legal expenses associated with a trial won in early 2006, stocks compensation expenses and the timing of audit fees. Offsetting a portion of these increases was a reduction in incentive plan accruals due to reduced income from continuing operations.

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

INVESTMENT INCOME, NET OF INTEREST EXPENSE

        In 2007, net investment income was $46.4 million compared to net investment income of $46.3 million in 2006 and $16.7 million in 2005. Components of investment income, net of interest expense, are as follows:

Year ended December 31,	2007	2006	2005
	in millions
Investment income	$81.7	$95.7	$71.3
Interest expense	(54.2)	(53.9)	(58.3)
Capitalized interest	18.9	4.5	3.7

Total	$46.4	$46.3	$16.7

        Compared to 2006, our investment income was lower in 2007 due to lower cash balances. Compared to 2005, our investment income was higher in 2006 due to higher cash balances as well as higher interest rates. Our capitalized interest in 2007 as compared to 2006 and 2005 was significantly higher due to the level of capital improvement projects in 2007 as compared to prior years. Our interest expense remained relatively flat between years.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

        Over the last several years, we have entered into several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Canfor Corporation to construct and operate an OSB mill in British Columbia; and (3) a joint venture with AbitibiBowater Inc. to construct and operate two I-joist facilities in Quebec.

        In August 2000, together with Casella Waste Management Systems, Inc., we each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. GreenFiber's operations weakened in 2007 compared to 2006 due to the slow housing market as well as substantial increases in paper costs, a primary raw material for their process. Comparing 2006 to 2005, GreenFiber's operations weakened due to the overall slowing in new home construction. The results of this operation are included within Other Products.

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

        In November 2002, we sold some of our I-joist manufacturing equipment to our joint venture with AbitibiBowater Inc. to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. This venture commenced operations during 2003. The operating results of this venture improved in 2004. In 2004, we initiated the construction of a second I-joist facility with AbitibiBowater, Inc. that commenced operations in October 2005. The results of these operations are included in the EWP segment.

DISCONTINUED OPERATIONS

        Included in discontinued operations for 2007, 2006 and 2005 are the results of the operations of mills that have been divested under our various divesture plans. These operations include our decking, lumber and vinyl siding and residual losses of mills divested in past years. The results of operations for these locations are as follows:

Year ended December 31,	2007	2006	2005
	in millions
Sales	$28.3	$47.7	$213.5
Operating losses	$(40.1)	$(16.7)	$(29.2)

        Sales in discontinued operations are broken down as follows:

Year ended December 31,	2007	2006	2005
	in millions
Decking	$28.3	$47.7	$70.5
Vinyl operations	—	—	118.5
Lumber operations	—	—	24.5

Total	$28.3	$47.7	$213.5

2007 compared to 2006

        As compared to 2006, we saw a decline in sales volumes of our decking business for 2007. Lower sales volumes in our decking operations are related to slower shipments to our distributors due to lower end user demand and production curtailment in the first half of 2007. Included in the loss on discontinued operations for 2007 is an impairment charge of $19.8 million to reduce the carrying values of the assets to their estimated fair value less estimated costs to sell. We also recorded a $2.9 million loss on an executed take-or-pay contract associated with related products to our decking operations and we recorded a $1 million charge associated with the anticipated settlement of an environmental issue on a previously closed site.

2006 compared to 2005

        As compared to 2005, we saw a decline in our sales volumes associated with these operations due to continued weakening of our decking operations as well as sale of our vinyl operation at the end of 2005. Additionally, during 2006, LP recorded a charge of $2.1 million in connection with a change in the method of estimating future workers' compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers' compensation claims. LP also recorded a loss of $0.5 million related to long-term timber contracts and a gain of $1.8 million related to refunds of previously paid softwood lumber duties associated with the trade agreements between the U.S. and Canada.

INCOME TAXES

        In total, we recorded a tax benefit of $148.9 million in 2007, and tax provisions of $23.1 million in 2006 and $49.1 million in 2005. For the year ended December 31, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relates to our foreign debt structure, state income taxes, a reduction in our Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate and the favorable resolution of an outstanding state tax contingency. For the year ended December 31, 2006, the primary differences between the U.S. statutory rate of 35% and our effective rate on continuing operations relates to interest deductible for income tax purposes that is eliminated in the consolidation process, the deduction allowed with respect to income from U.S. production activities, revisions to prior year estimates, the impact of the translation of Canadian operations and a reduction in LP's Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate. For the year ended December 31, 2005, the primary differences between the U.S. statutory rate of 35% and our effective rate on income from continuing operations related to the deduction allowed with respect to income from U.S. production activities, interest deductible for income tax purposes that is eliminated in the consolidation process and the reversal of previously recorded accruals for taxes in connection with our repatriation of accumulated earnings from our Canadian subsidiary. We did not pay cash taxes during 2007 and expect to receive $157 million in related refunds in 2008.

DEFINED BENEFIT PENSION PLANS

        We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006. We plan to adopt the measurement date requirement of SFAS 158 as of December 31, 2008. See Note 13 of the Notes to the financial statements included in item 8 of this report. We estimate that our net periodic pension cost for 2008 will be approximately $10.5 million. This estimate assumes that we will have no curtailment or settlement expenses in 2008. If a curtailment or settlement does occur in 2008, this estimate may change significantly. We estimate that we will contribute approximately $1.3 million to our defined benefit pension plans in 2008.

        At December 31, 2007, we have a net actuarial loss of $36 million ($22.9 million, net of tax) and prior service cost of $5.2 million ($3.2 million, net of tax) in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost. Despite increased asset returns and discount rates in the past few years, we still have existing losses due to lower than expected asset returns and discount rates which were lower than previously assumed. Of the amounts included in accumulated other comprehensive loss as of December 31, 2007, we expect to recognize a net actuarial loss of $2.8 million ($1.7 million, net of tax) and prior service cost of $1.2 million ($0.7 million, net of tax) as components of net periodic pension cost in 2008, which will account for approximately 38% of our estimated 2008 net periodic pension cost.

        The calculation of our net periodic pension cost is based on numerous actuarial assumptions. Our pension expense is most sensitive to changes in our assumptions regarding the long-term rate of return on assets and the discount rate.

        For our U.S. plans, which account for approximately 85% of the total assets of our defined benefit pension plans, we used a long-term rate of return assumption of 7.5% to calculate the 2007 net periodic pension cost. This assumption is based on information supplied by our plan advisors for our U.S. plans based on the expected returns on the portfolio of assets in those plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. Additionally, to reduce the impact of market value fluctuations on net periodic pension cost, we use an asset smoothing method that recognizes annual investment gains and losses over four years. We used a long-term rate of return assumption of 7.5% to calculate our 2008 estimated pension expense. A change of 0.5% in the long-term rate of return assumption would change our estimated 2008 net periodic pension cost by approximately $1.3 million.

        For our U.S. plans, which account for more than 80% of the total benefit obligations of our defined benefit pension plans, we used a discount rate assumption of 6.20% at our October 31, 2007 measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized financial institution as an indicator of potential settlement rates. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. The discount rate from the October 31, 2006 measurement date of 5.75% was used in the determination of the 2007 net periodic pension cost. A change of 0.5% in the discount rate would change our estimated 2008 net periodic pension cost by approximately $1.3 million.

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

        Cumulative statistics as of December 31, 2007, 2006 and 2005 under hardboard settlements are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Requests for claims	64,700	55,300	46,300
Completed claims received	50,200	40,700	32,100
Completed claims pending	1,000	2,100	2,500
Claims dismissed	10,200	9,600	8,800
Claims paid	39,000	29,000	20,800

        The average payment amount for settled claims as of December 31, 2007, 2006 and 2005 was approximately $1,100, $1,100 and $1,200. Dismissal of claims is typically the result of claims for products not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

Operating Activities

        During 2007, we used $10 million of cash from operations compared to net cash provided by operating activities of $192 million in 2006. The decrease in cash provided by operations in 2007 was primarily a result of lower operating profits due to reduced commodity OSB pricing in our OSB business compared to the same period of 2006. The impact of this reduction accounted for a decrease in operating profits of approximately $307 million for the year or approximately $188 million after tax.

        During 2006, we generated $192 million of cash from operating activities compared to $514 million in 2005. The decrease in cash provided by operations in 2006 was primarily a result of lower commodity OSB pricing and losses in our decking operations. The impact of the reduction in selling price accounted for a decrease in operating profits of approximately $393 million for the year or approximately $241 million after tax.

        During 2005, we generated $498 million of cash from operating activities compared to $602 million in 2004. The decrease in cash provided by operations in 2005 was primarily a result of lower commodity OSB pricing and increased raw material prices. The impact of the reduction in selling price accounted for a decrease in operating profits of approximately $225 million for the year or approximately $138 million after tax.

Investing Activities

        During 2007, we generated approximately $123 million of cash from investing activities. Capital expenditures for 2007 were $336 million and related primarily to the costs associated with our OSB mill in Alabama and LSL facility in Houlton, Maine that are under construction. Additionally, we contributed $6 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $2.0 billion to purchase investments with maturities in excess of 90 days and received $2.5 billion on the sale of these types of investments. During the year, we recognized proceeds from asset sales of approximately $20 million. Additionally, included in accounts payable is $30.3 million related to capital expenditures that have not yet been paid for as of December 31, 2007.

        During 2006, we used approximately $248 million of cash in investing activities as compared to $282 million in 2005. Capital expenditures were $237 million and related primarily to the initial costs associated with our OSB mill in Alabama, LSL facility in Houlton, Maine and improvements in our OSB siding facilities to expand our siding capacities. Additionally, we contributed or loaned $9 million to our joint ventures with Canfor Corporation and AbitibiBowater Inc. for working capital requirements. We also invested a net additional $90 million to purchase investments with maturities in excess of 90 days to increase our returns. We received $71 million in proceeds from our notes receivable from asset sales. Additionally, included in accounts payable is $4.9 million related to capital expenditures that have not yet been paid for as of December 31, 2006.

        During 2005, we used approximately $282 million of cash in investing activities as compared to $728 million in 2004. Capital expenditures were $174 million and related primarily to capital projects to reduce production costs in our OSB facilities, to convert an existing commodity OSB mill to a siding mill, and to increase capacity in our decking operations. Additionally, we contributed $84 million to our joint ventures with Canfor Corporation to complete the construction of an OSB facility in British Columbia, Canada and with AbitibiBowater Inc. for the construction of a second I-Joist facility in Quebec, Canada. We also invested a net additional $89 million to purchase investments with maturities in excess of 90 days to increase our returns. We received $53 million from the sale of various assets, including the sales of a lumber mill and our vinyl operations.

        Capital expenditures in 2008 are expected to be about $100 million on projects to reduce our energy, raw materials and resin costs in our current OSB mills, complete the construction of the LSL facility in Maine and expand capacity in our EWP operations.

Financing Activities

        In 2007, net cash used by financing activities was $20 million as compared to $279 million in 2006. In 2007, we borrowed $41 million under a revolving credit facility to support general operating requirements in our Canadian locations and borrowed $23 million under a secured long-term credit facility to fund our Chilean expansion. We paid cash dividends of $63 million and repurchased stock at a cost of $24 million.

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

Financing Obligations

Credit Facilities

        We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of borrowings or letters of credit. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. At December 31, 2007, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce our borrowing capacity, totaled approximately $33.3 million as of December 31, 2007 and were cash collateralized with $35.0 million.

        We also have a $10 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2008. The facility allows us to cash collateralize the facility, at our option, in order to lower the cost of such borrowings. If cash collateralized, this facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of December 31, 2007 and were cash collateralized with $0.8 million.

        We have a $100 million (Canadian or US) credit facility in Canada. The facility allows us to finance general operating requirements. At December 31, 2007, we had $45 million outstanding under this facility. This amount is included in LP's Condensed Consolidated Balance Sheet under the caption "short-term notes payable".

        Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million. LP Chile's ability to draw from this facility ends in December 2008, with the final maturity in March 2015. The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile. At December 31, 2007, there was $25 million outstanding under this facility. Borrowings under the facility were secured.

Other Liquidity Matters

        As of December 31, 2007, LP had $130.9 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. LP's investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages; credit linked notes and bank trust preferred. A small portion (estimated to be less than 5% of the total portfolio) of the underlying collateral for the ARS held by the company consists of sub-prime mortgages.

        Consistent with the company's investment policy guidelines, the ARS investments held by LP all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of December 31, 2007 and March 6, 2008, all securities still maintained the original credit ratings from date of purchase and continue to pay interest according to their stated terms. The below table provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of December 31, 2007	Par Value	Year of Issue
	(in millions)
Bank Trust Preferred	$30.0	2003
Collaterized Debt Obligation	25.6	2003-2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006

Total	$151.8

        The estimated market value of the company's ARS holdings at December 31, 2007 was $99.5 million, which reflects a $52.3 million adjustment to the par value of $151.8 million. Based on our evaluation of the structure of our ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks, LP recorded an unrealized pre-tax loss of $31.4 million ($19.5 million after-tax) as a temporary decline in value that has been recorded in other comprehensive income as a reduction in shareholders' equity and LP recorded an other-than-temporary impairment of $20.9 million ($12.8 million after-tax) that is recorded as non-operating income (expense).

        Historically, given the liquidity created by the auctions, ARS were presented as current assets under marketable securities on the company's balance sheet. Given the failed auctions, LP's ARS are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining ARS has been reclassified from current to non-current assets on the company's balance sheet.

        If uncertainties in the credit and capital markets continue, these markets deteriorate further or LP experiences any ratings downgrades on any investments in its portfolio (including on ARS), LP may incur additional impairments to its investment portfolio, which could negatively affect the company's financial condition, cash flow and reported earnings. LP believes that based on the company's current cash, cash equivalents and marketable securities balances at December 31, 2007 and other available liquidity, the current lack of liquidity in the credit and capital markets will not have a material impact on LP's liquidity, cash flow, financial flexibility or its ability to fund its operations.

        The following details LP's debt ratings as of March 6, 2008:

	Moody's Investor Service	Standard & Poor's
Senior Notes	Ba2	BBB-

Contingency Reserves

        Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $32 million at December 31, 2007, of which $16 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2007 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

	Payments due by period
Contractual obligations
	2008	2009	2010	2011	2012
	Dollars amounts in millions
Long-term debt(1)	$247.5	$63.5	$343.1	$13.2	$21.0
Operating leases	8.1	6.9	6.4	5.8	2.3
Purchase obligations(2)	29.9	—	0.2	0.3	—
Other long-term obligations(3)	5.2	5.0	—	—	—

Total contractual cash obligations	$290.7	$75.4	$349.7	$19.3	$23.3

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

(3)
Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Under current pension funding regulations, LP has no minimum pension funding required for its US plans in 2008, although LP anticipates contributing approximately $1 million in 2008 to these plans. Future years are not estimable due to the large number of factors involved in determining minimum pension funding.

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

        The principal amount of the QSPE's borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. Our retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the "Investments in and advances to affiliates" reflected on our consolidated balance sheet as of December 31, 2007.

        In accordance with SFAS No. 140, the QSPE is not included in our consolidated financial statements and the assets and liabilities of the QSPE are not reflected on our consolidated balance sheet. The QSPE's assets have been removed from our control and are not available to satisfy claims of our creditors (except to the extent of our retained interest, if any, remaining after the claims of QSPE's creditors are satisfied). In general, the creditors of the QSPE have no recourse to our assets, other than our retained interest. However, under certain circumstances, we may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. Our maximum exposure in this regard was approximately $41 million as of December 31, 2007.

        In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers will be used to fund payments required for the notes payable. During 2006, the first installment under these notes was received and the corresponding debt was paid. The next installment is due in 2008. The notes receivable are classified as current and long-term "Notes receivable from asset sales" and the notes payable are classified as current and long-term "Limited recourse notes payable" on the financial statements included in item 8 of this report.

DIVIDEND

        For 2007, we paid quarterly dividends of $0.15 each quarter for a total of $62.5 million. For 2006, we paid quarterly dividends of $0.15 each quarter for a total of $63.2 million. For 2005, we paid quarterly dividends of $0.10, $0.125, $0.125 and $0.125 per share that were declared in February, May, August and November, respectively. Dividends for 2005 totaled $52 million.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2007, a 100 basis point interest change would impact pre-tax net income and cash flows by $1.2 million annually. Based upon our indebtedness at December 31, 2007, the fixed and variable portions of our debt and the expected maturity dates are as follows:

	Expected maturity date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in millions)
Long-term debt:
Fixed rate debt	$73.5	$20.0	$313.4	—	$7.9	$112.0	$526.8	$543.0
Average interest rate	7.0%	7.5%	8.1%		7.1%	7.2%	6.3%
Variable rate debt	$127.6	$7.7	$4.5	$4.5	$4.5	$11.3	$160.1	$160.1
Average interest rate	5.6%	4.0%	5.6%	5.6%	5.6%	5.6%	5.5%

        Additionally, we have long-term notes receivable that contain fixed interest rates. Based upon these notes at December 31, 2007, the fixed portion of our receivables and the expected maturity dates are as follows:

	Expected maturity date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in millions)
Long-term receivables:
Fixed rate receivables	$74.4	$20.0	$115.2	—	$10.0	$113.4	$333.0	$346.4
Average interest rate	7.0%	7.5%	6.9%		5.6%	7.2%	7.0%

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

        Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 6.7 billion square feet (3/8 " basis) or 5.7 billion square feet (7/16 " basis), a $1 change in the annual average price on 7/16 " basis would change annual pre-tax profits by approximately $5.7 million.

        We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 on January 1, 2007, the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006, Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment on January 1, 2006 and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-An Interpretation of FASB Statement No. 143 on December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 6, 2008

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$352.1	$258.0
Short-term investments	180.1	797.0
Receivables, net of allowance for doubtful accounts of $1.0 million at December 31, 2007 and $1.4 million at December 31, 2006	243.1	157.4
Inventories	212.1	221.6
Prepaid expenses and other current assets	7.6	9.3
Deferred income taxes	0.5	28.5
Current portion of notes receivable from asset sales	74.4	—
Current assets of discontinued operations	6.0	24.5

Total current assets	1,075.9	1,496.3

Timber and timberlands	64.1	98.7

Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	129.5	104.6
Buildings	279.5	227.9
Machinery and equipment	1,702.2	1,475.6
Construction in progress	146.5	178.0

	2,257.7	1,986.1
Accumulated depreciation	(1,180.9)	(1,135.7)

Net property, plant and equipment	1,076.8	850.4

Goodwill, net of amortization	273.5	273.5
Notes receivable from asset sales	258.6	333.0
Investments in and advances to affiliates	198.2	212.9
Long-term investments	152.9	40.4
Restricted cash	63.1	51.8
Other assets	61.2	27.1
Long-term assets of discontinued operations	5.0	44.6

Total assets	$3,229.3	$3,428.7

See Notes to the Financial Statements.

Consolidated Balance Sheets (Continued)
Dollar amounts in millions, except per share

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$127.6	$0.4
Current portion of limited recourse notes payable	73.5	—
Short-term notes payable	45.2	3.0
Accounts payable and accrued liabilities	222.1	230.2
Current portion of deferred tax liabilities	4.4	14.6
Current portion of contingency reserves	15.8	9.0

Total current liabilities	488.6	257.2

Long-term debt, excluding current portion:
Limited recourse notes payable	253.3	326.8
Other debt	232.5	317.8

Total long-term debt	485.8	644.6

Deferred income taxes	340.0	363.9
Contingency reserves, excluding current portion	15.8	25.6
Other long-term liabilities	79.6	70.0
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 116,938,950 shares issued	116.9	116.9
Additional paid-in capital	439.0	435.8
Retained earnings	1,630.1	1,870.2
Treasury stock, 13,857,677 shares and 12,709,096 shares, at cost	(302.0)	(284.0)
Accumulated comprehensive loss	(64.5)	(71.5)

Total stockholders' equity	1,819.5	2,067.4

Total liabilities and stockholders' equity	$3,229.3	$3,428.7

See Notes to the Financial Statements.

Consolidated Statements of Income
Amounts in millions, except per share

	Year ended December 31,
	2007	2006	2005
Net sales	$1,704.9	$2,187.4	$2,528.4

Operating costs and expenses:
Cost of sales	1,667.6	1,778.6	1,724.6
Depreciation, amortization and cost of timber harvested	107.9	121.3	128.3
Selling and administrative	151.5	160.2	146.3
Other operating credits and charges, net	(12.5)	0.7	6.5
Loss on sale of and impairment of long-lived assets, net	56.8	2.6	2.6

Total operating costs and expenses	1,971.3	2,063.4	2,008.2

Income (loss) from operations	(266.4)	124.0	520.1

Non-operating income (expense):
Interest expense, net of capitalized interest	(35.3)	(49.4)	(54.6)
Investment income	81.7	95.7	71.3
Other-than-temporary investment impairment	20.9	—	—
Loss on early extinguishment of debt	—	—	(0.5)
Foreign currency exchange gains (losses)	(29.6)	(2.5)	(1.4)

Total non-operating income (expense)	(4.1)	43.8	14.8

Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	(270.6)	167.8	534.9
Provision (benefit) for income taxes	(133.4)	29.6	60.7
Equity in (earnings) loss of unconsolidated affiliates	18.1	4.3	(0.7)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(155.3)	133.9	474.9

Loss from discontinued operations before taxes	(40.1)	(16.7)	(29.2)
Benefit for income taxes	(15.5)	(6.5)	(10.9)

Loss from discontinued operations	(24.6)	(10.2)	(18.3)

Income (loss) before cumulative effect of change in accounting principle	(179.9)	123.7	456.6
Cumulative effect of change in accounting principle, net of tax	—	—	(1.1)

Net income (loss)	$(179.9)	$123.7	$455.5

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(1.50)	$1.27	$4.36
Loss per share from discontinued operations	(0.23)	(0.09)	(0.17)
Loss per share from cumulative effect of change in accounting principle	—	—	(0.01)

Net income (loss) per share	$(1.73)	$1.18	$4.18

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(1.50)	$1.27	$4.33
Loss per share from discontinued operations	(0.23)	(0.10)	(0.17)
Loss per share from cumulative effect of change in accounting principle	—	—	(0.01)

Net income (loss) per share	$(1.73)	$1.17	$4.15

Cash dividends per share of common stock	$0.60	$0.60	$0.475

Average shares of common stock used to compute net income per share:
Basic	103.7	105.1	109.0

Diluted	103.7	105.5	109.7

See Notes to the Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(179.9)	$123.7	$455.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	109.8	128.0	135.1
Loss (earnings) of unconsolidated affiliates	18.1	4.3	(0.7)
Other operating credits and charges, net	—	8.5	(2.3)
Loss on sale or impairment of long-lived assets	78.7	2.4	20.7
Tax effect of exercise of stock options	—	—	3.8
Stock-based compensation related to stock plans	7.1	6.3	1.6
Exchange loss on remeasurement	40.6	2.5	—
Excess tax benefits from stock-based compensation	—	(3.5)	—
Cash settlements of contingencies	(14.0)	(13.5)	(13.5)
Net accretion on available for sale securities	(9.3)	(15.5)	(3.3)
Other-than-temporary impairment on long-term investments	20.9	—	—
Pension payments (in excess of expense)	6.2	(5.6)	(8.3)
Other adjustments, net	9.7	2.8	21.5
(Increase) decrease in receivables	(80.6)	(20.6)	45.8
(Increase) decrease in inventories	32.6	(10.3)	(14.4)
Decrease in prepaid expenses	2.0	2.6	3.6
Increase (decrease) in accounts payable and accrued liabilities	(37.6)	8.9	(33.0)
Decrease in deferred income taxes	(13.9)	(29.1)	(113.9)

Net cash provided by (used in) operating activities	(9.6)	191.9	498.2

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(335.5)	(236.5)	(173.7)
Proceeds from asset sales	19.5	4.1	53.4
Receipt of proceeds from notes receivable	—	70.8	—
Decrease in restricted cash under letters of credit	2.7	16.7	9.9
Cash paid for purchase of investments	(2,010.0)	(4,989.7)	(3,813.9)
Proceeds from sale of investments	2,471.0	4,898.8	3,724.8
Investment in and advances to joint ventures	(5.8)	(8.7)	(83.9)
Other investing activities, net	(19.0)	(3.0)	1.9

Net cash provided by (used in) investing activities	122.9	(247.5)	(281.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	—	—	202.2
Net borrowings (payments) under revolving credit lines and short-term notes payable	64.0	3.0	—
Repayment of long-term debt	(0.4)	(186.4)	(178.1)
Payment of cash dividends	(62.4)	(63.2)	(52.0)
Sale of common stock under equity plans	2.7	5.6	11.7
Excess tax benefits from stock-based compensation	0.1	3.5	—
Purchase of treasury stock	(23.6)	(41.1)	(150.6)
Other financing activities, net	—	0.1	(0.8)

Net cash used in financing activities	(19.6)	(278.5)	(167.6)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.4	0.3	(2.0)

Net increase (decrease) in cash and cash equivalents	94.1	(333.8)	47.1
Cash and cash equivalents at beginning of year	258.0	591.8	544.7

Cash and cash equivalents at end of year	$352.1	$258.0	$591.8

See Notes to the Financial Statements.

Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2004	116.9	$116.9	6.8	$(127.4)	$440.0	$1,406.2	$(67.9)	$1,767.8

Net income	—	—	—	—	—	455.5	—	455.5
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(1.0)	21.0	(8.9)	—	—	12.1
Amortization of restricted stock grants	—	—	—	—	0.6	—	—	0.6
Cash dividends, $0.475 per share	—	—	—	—	—	(52.0)	—	(52.0)
Purchase of shares for treasury	—	—	5.4	(150.6)	—	—	—	(150.6)
Tax benefit of employee stock plan transactions	—	—	—	—	3.8	—	—	3.8
Other comprehensive income	—	—	—	—	—	—	5.7	5.7

BALANCE AS OF DECEMBER 31, 2005	116.9	$116.9	11.2	$(257.0)	$435.5	$1,809.7	$(62.2)	$2,042.9

Net income	—	—	—	—	—	123.7	—	123.7
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.6)	14.1	(4.3)	—	—	9.8
Amortization of restricted stock grants	—	—	—	—	1.1	—	—	1.1
Cash dividends, $0.60 per share	—	—	—	—	—	(63.2)	—	(63.2)
Purchase of shares for treasury	—	—	2.1	(41.1)	—	—	—	(41.1)
Tax benefit of employee stock plan transactions	—	—	—	—	3.5	—	—	3.5
Other comprehensive income	—	—	—	—	—	—	44.0	44.0
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	(53.3)	(53.3)

BALANCE AS OF DECEMBER 31, 2006	116.9	$116.9	12.7	$(284.0)	$435.8	$1,870.2	$(71.5)	$2,067.4

Cumulative effect of adoption of accounting principle on prior years	—	—	—	—	—	2.2	—	2.2

BALANCE AS OF DECEMBER 31, 2006, as adjusted	116.9	$116.9	12.7	$(284.0)	$435.8	$1,872.4	$(71.5)	$2,069.6

Net loss	—	—	—	—	—	(179.9)	—	(179.9)
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.3)	5.6	1.6	—	—	7.2
Amortization of restricted stock grants	—	—	—	—	1.5	—	—	1.5
Cash dividends, $0.60 per share	—	—	—	—	—	(62.4)	—	(62.4)
Purchase of shares for treasury	—	—	1.4	(23.6)	—	—	—	(23.6)
Tax benefit of employee stock plan transactions	—	—	—	—	0.1	—	—	0.1
Other comprehensive income	—	—	—	—	—	—	7.0	7.0

BALANCE AS OF DECEMBER 31, 2007	116.9	$116.9	13.8	$(302.0)	$439.0	$1,630.1	$(64.5)	$1,819.5

See Notes to the Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2007	2006	2005
Net income (loss)	$(179.9)	$123.7	$455.5

Other comprehensive income, net of tax
Foreign currency translation adjustments	0.9	(3.1)	6.7
Minimum pension liability and intangible asset adjustments	25.5	46.4	0.8
Unrealized gains (losses) on derivative financial instruments	0.1	0.5	(1.9)
Unrealized gains (losses) on securities	(19.5)	0.2	0.1

Other comprehensive income, net of tax	7.0	44.0	5.7

Comprehensive income (loss)	$(172.9)	$167.7	$461.2

See Notes to the Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada and Chile through foreign subsidiaries and joint ventures. The principal customers for the Company's building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America, with minor sales to Asia, Europe and South America.

        See Note 23 below for further information regarding LP's products and segments.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in this Note under the headings "Asset Impairments," "Other Operating Credits and Charges, Net" and "Goodwill" and in the Notes entitled "Income Taxes," "Retirement Plans and Postretirement Benefits," "Stockholders' Equity," "Other Operating Credits and Charges, Net," "Gain (Loss) on Sale of and Impairment of Long-Lived Assets, Net" and "Contingencies."

Consolidation

        The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have effective control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20% and 50%. The cost method of accounting is used for investments when LP has less than 20% ownership interest or the Company does not have the ability to exercise significant influence, and for investments in Qualified Special Purpose Entities, which are not consolidated. Those investments are carried at cost and are adjusted only for other-than temporary declines in their fair value. The carrying value of these investments is recorded in "Investments in and advances to affiliates" on the Consolidated Balance Sheets. LP's equity in the income and losses of these investments is recorded in "Equity in (earnings) loss of unconsolidated affiliates" on the Consolidated Statements of Income. See Note 8 for further discussion of these investments and advances.

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

	Year ended December 31,
	2007	2006	2005
	Dollar and share amounts in millions, except per share amounts
Numerator:
Income (loss) attributed to common shares:
Income (loss) from continuing operations	$(155.3)	$133.9	$474.9
Loss from discontinued operations	(24.6)	(10.2)	(18.3)
Cumulative effect of change in accounting principle	—	—	(1.1)

Net income (loss)	$(179.9)	$123.7	$455.5

Denominator:
Basic—weighted average common shares outstanding	103.7	105.1	109.0
Dilutive effect of employee stock plans	—	0.4	0.7

Diluted shares outstanding	103.7	105.5	109.7

Basic earnings per share:
Income (loss) from continuing operations	$(1.50)	$1.27	$4.36
Loss from discontinued operations	(0.23)	(0.09)	(0.17)
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income (loss) per share	$(1.73)	$1.18	$4.18

Diluted earnings per share:
Income (loss) from continuing operations	$(1.50)	$1.27	$4.33
Loss from discontinued operations	(0.23)	(0.10)	(0.17)
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income (loss) per share	$(1.73)	$1.17	$4.15

        Outstanding as of December 31, 2007 were stock options and stock settled appreciation rights (SSARs) covering approximately 2.8 million common shares which were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's net loss position in continuing operations. Outstanding as of December 31, 2006 and 2005 were stock options and SSARs to purchase 862,300 and 301,400 common shares but were not included in the computation of diluted earnings per share because the exercise price of the options or SSARs was greater than the average market price of the common shares for the full year, and therefore, the effect would have been anti-dilutive.

Cash and Cash Equivalents

        Cash and cash equivalents consist of money market and other high quality investments with an initial maturity of three months or less. Such investments are stated at cost, which approximates market value.

Investments

        LP's short-term and long-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are reported at estimated fair value. LP invests in publicly traded securities including U.S. treasury notes, bank obligations, corporate obligations, auction rate securities and commercial paper. Under LP's investment criteria, bank and corporate obligations carry a rating of at least A-1 and commercial paper must have the highest rating obtainable from one or more rating agencies. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of" Accumulated comprehensive loss" in Stockholders' Equity until realized. Realized gains and losses and other-than-temporary impairments are recorded in "Non-operating income (expense)" in the Consolidated Statements of Income. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 2 for further discussion.

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

Inventory

        Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for a minor portion of the Company's log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. See Note 4 for further discussion.

Timber and Timberlands

        Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of acquisition). During 2007, due to the permanent shutdown of one the mills acquired from Forex, LP wrote off a significant portion of these rights (see Note 17 for further discussion). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the life of the license. Cost of timber harvested also includes the amortization of the timber licenses.

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

        LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2007, 2006 and 2005 was $18.9 million, $4.5 million and $3.7 million.

Asset Impairments

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Detailed impairment calculations are performed when the book values exceed expected undiscounted future net cash flows from the use and eventual disposition of the asset. These undiscounted cash flows are based upon management's estimate of future cash inflows and outflows. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 17 for a discussion of charges in 2007, 2006 and 2005 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

Income Taxes

        LP accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in LP's financial statements or tax returns. In estimating future tax consequences, LP generally considers all expected future events other than the enactment of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. Additionally, deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 10 for further discussion of deferred taxes.

Stock-Based Compensation

        Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123R, LP recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. LP has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 14 for a further discussion of LP's stock-based compensation.

Treasury Stock

        LP records treasury stock purchased at cost. During 2005, LP repurchased 5.4 million shares in connection with an accelerated stock buyback program with a financial intermediary for an aggregate purchase price of $151 million. Under the terms of the program, the financial intermediary delivered to LP the initial number of shares of common stock during LP's third quarter. During 2006, LP received an additional 166,880 shares as the final adjustment of this program. The total shares purchased were 5,589,297 shares at an average price per share (including fees) of $26.95. During 2006, LP repurchased 2.0 million shares at an aggregate purchase price of $41.1 million. During 2007, LP repurchased 1.4 million shares at an aggregate purchase price of $23.6 million.

Derivative Financial Instruments

        To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments. LP has established policies and procedures for risk assessment and for approving, reporting and monitoring of derivative financial instrument activities. Derivative instruments, which include forward exchange, options and futures contracts, are recorded in the Consolidated Balance Sheet as either an asset or a liability measured at fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is reported in "Accumulated comprehensive loss". In general, LP does not utilize financial instruments for trading or speculative purposes.

        For all periods presented, LP utilized forward purchase contracts in the normal course of its operations as a means of managing price risks on the purchase of energy. These contracts generally meet the definition of "normal purchases" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and are therefore not required to be recorded at fair value. In the event that a contract does not meet the definition of a "normal purchase" as a result of LP's inability to use all of the energy under the contract, LP records such contracts at the estimated fair value with the corresponding gain or loss recorded in cost of sales. In the event that a contract does not meet the definition of a "normal purchase" as a result of unforeseen circumstances outside of LP's control, LP records such contracts at their fair value with the corresponding gain or loss recorded in "Other operating credits and charges, net."

        U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2007, GreenFiber recognized $0.4 million in "Other comprehensive loss" to adjust these contracts to fair market value and, accordingly, LP has recorded its share, $0.2 million, in LP's "Other comprehensive loss." Additionally, LP has provided deferred taxes of $0.1 million associated with this swap.

Foreign Currency Translation

        The functional currency for the Company's Canadian subsidiaries is the U.S. dollar; however the books and records for these subsidiaries are maintained in the Canadian dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in Foreign exchange gains (losses) on the Consolidated Statements of Income. The functional currency of LP's Chilean subsidiary is the Chilean Peso and its books and records are maintained in the Chilean Peso. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in Accumulated comprehensive loss in Stockholders' equity.

Goodwill

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer being amortized. However, these indefinite life assets are tested for impairment on an annual basis, and when indicators of impairment are determined to exist, by applying a fair value based test. Also, under this statement, goodwill associated with an equity method investee is no longer amortized; however impairment of the investment (including goodwill) should be evaluated based upon APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" which requires an impairment test when factors indicate an impairment may exist. LP performs the annual goodwill impairment test as of October 1 each year. LP completed its testing on all reporting units as of October 1, 2007 and determined that no impairment charges were required with respect to reported goodwill as of that date.

Restricted Cash

        In accordance with LP's credit facilities, discussed at Note 11, LP has established restricted cash accounts. As of December 31, 2007, a portion of the restricted cash secures letters of credit under LP's revolving credit facility. Under this facility, LP may use cash in an amount equal to 105% of the outstanding letters of credit as collateral for such letters of credit in exchange for lower fees. The remaining restricted cash is used to secure outstanding borrowings.

Revenue Recognition

        Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

Pricing and Sales Incentives

        LP records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives, at the date revenue is recognized. Some of these incentives are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales (may be dollars or units) or sales increase. Under these incentive programs, at the time of sale, LP estimates the anticipated rebate to be paid based upon forecasted sales levels. These forecasts are updated on a regular basis. If the forecasted sales for a customer changes significantly, the accrual for rebates is adjusted to reflect the revised estimate.

Asset Retirement Obligations

        As of January 1, 2003, LP adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that LP record future asset retirement obligations, which consist primarily of monitoring costs on closed landfills and timber reforestation obligations associated with LP's timber licenses in Canada, in the period in which the obligation is incurred. These costs are recorded at fair value. When the related liability is initially recorded, LP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, LP recognizes a gain or loss for any difference between the settlement amount and the liability recorded.

        As of December 31, 2005, LP adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. See Note 15 for further discussion.

Other Operating Credits and Charges, Net

        LP classifies significant amounts that management considers unrelated to ongoing core operating activities as "Other operating credits and charges, net" in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management's judgment. See Note 16 for a discussion of specific amounts in 2007, 2006 and 2005.

Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," (SFAS 130) establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS 130 states that all items required to be recognized under accounting standards as components of comprehensive income are reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability and related intangible asset adjustments, net unrealized gains or losses on available-for-sale marketable securities, and unrealized gains and losses on financial instruments qualifying for cash flow hedge accounting, and is presented in the accompanying Consolidated Statements of Comprehensive Income. See Note 22 for further discussion.

Present and Prospective Accounting Pronouncements

        LP adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of this adoption, LP recorded a decrease to the beginning balance of retained earnings of $1.1 million after tax. See Note 10 for further discussion.

        LP adopted FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1) on January 1, 2007. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. Permitted methods include direct expensing, built-in overhaul and deferral. LP will follow the deferral method in future periods. As a result of this adoption, LP recorded an increase to the beginning balance of retained earnings of $3.3 million after tax. The impact of the adoption of this standard was immaterial to prior years.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in "Accumulated comprehensive loss," net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company's fiscal year end. Presently, LP uses an October 31 measurement date for a majority of its pension and postretirement benefit plans. LP adopted the recognition and disclosure provisions of SFAS 158 effective December 31, 2006, except for the measurement date provisions, which are not required until fiscal years ending after December 15, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, provides guidance on how to measure fair value under GAAP, and expands fair value measurement disclosures. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. LP is currently evaluating the impact of adopting SFAS 157 on its financial position, results of operations and disclosures.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," (SFAS 159) which will become effective in 2008. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. LP will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. LP has announced its intent to divest its decking operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," LP is required to account for the businesses anticipated to be sold within one year as discontinued operations. Accordingly, LP has classified its decking operations as discontinued operations and has reclassified all periods presented in the same manner. In LP's 2006 Consolidated Balance Sheets, LP has reclassified $7.7 million from cash and cash equivalents to accounts payable to conform to the 2007 presentation.

2.     INVESTMENTS

        Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Dollar amounts in millions
December 31, 2007
U.S. treasury and government agency securities	$25.0	$—	$—	$25.0
Commercial paper	66.2	0.1	—	66.3
Corporate obligations	142.7	—	0.4	142.3
Auction rate securities	130.9	—	31.4	99.5

Total investments	$364.8	$0.1	$31.8	$333.1

December 31, 2006
U.S. treasury and government agency securities	$54.7	$—	$—	$54.7
Commercial paper	375.5	0.1	—	375.6
Corporate obligations	220.8	—	0.1	220.7
Auction rate securities	186.4	—	—	186.4

Total investments	$837.4	$0.1	$0.1	$837.4

        As of December 31, 2007, LP had $130.9 million ($151.8 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. LP's investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages; credit linked notes and bank trust preferred.

        Consistent with the company's investment policy guidelines, the ARS investments held by the company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of December 31, 2007, all securities still maintained the original credit ratings from date of purchase and continue to pay interest according to their stated terms.

        The estimated market value of the company's ARS holdings at December 31, 2007 was $99.5 million, which reflects a $52.3 million adjustment to the principal value of $151.8 million. Based on our evaluation of the structure of our ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks, LP recorded an unrealized pre-tax loss of $31.4 million ($19.5 million after-tax) as a temporary decline in value that has been recorded in other comprehensive income as a reduction in shareholders' equity and an other-than-temporary impairment of $20.9 million ($12.8 million after-tax) that is recorded as non-operating income (expense).

        The contractual maturities of debt securities classified as available for sale at December 31, 2007 and December 31, 2006 were as follows:

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	Dollar amounts in millions
Due in one year or less	$180.2	$180.2	$797.0	$797.0
Due in one to five years	184.6	152.9	40.4	40.4

Total investments	$364.8	$333.1	$837.4	$837.4

        Proceeds from sales and maturities of short-term investments totaled $2.5 billion and purchases of short-term and long-term investments totaling $2.0 billion for 2007. The gross realized gains and losses related to the sales of short-term investments were not material for the year ended December 31, 2007. Net unrealized gains and losses are reported as a separate component of "Accumulated comprehensive loss" in Stockholders' equity.

        The following table, aggregated by investment category, shows the gross unrealized losses and fair value of LP's marketable securities (both short and long-term) as of December 31, 2007 and 2006 that are not deemed to be other-than-temporarily impaired in accordance with FASB Staff Position FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The fair value of U.S. treasury and government agency securities, commercial paper and corporate obligations are based upon the fair value as reported through market prices. The table provides information about the length of time of specified group of securities has been in an unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	Dollar amounts in millions
December 31, 2007
Corporate obligations	$95.9	$(0.4)	$—	$—	$95.9	$(0.4)
Auction rate securities	99.5	(31.4)	—	—	99.5	(31.4)

Total investments	$195.4	$(31.8)	$—	$—	$245.4	$(31.8)

December 31, 2006
Corporate obligations	108.3	(0.1)	—	—	108.3	(0.1)

Total investments	$108.3	$(0.1)	$—	$—	$108.3	$(0.1)

        LP reviews its investments routinely for other-than-temporary impairment. The primary factors LP used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include whether (i) the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating), (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2007, since LP has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, LP does not consider these investments to be other-than-temporarily impaired.

3.     RECEIVABLES

        Receivables consist of the following:

	December 31,
	2007	2006
	Dollar amounts in millions
Trade receivables	$56.5	$61.5
Income tax receivables	157.2	71.1
Interest receivables	5.2	6.6
Other receivables	25.2	19.6
Allowance for doubtful accounts	(1.0)	(1.4)

	$243.1	$157.4

        As of December 31, 2006, the majority of LP's trade receivables were available to secure borrowings under a revolving credit facility. This facility was terminated in 2007. Other receivables at December 31, 2007 and 2006 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

4.     INVENTORIES

        Inventories consisted of the following (work-in-process is not material):

	December 31,
	2007	2006
	Dollar amounts in millions
Logs	$47.4	$54.9
Other raw materials	27.5	28.9
Finished products	132.3	133.6
Supplies	8.1	7.0
LIFO reserve	(3.2)	(2.8)

Total	$212.1	$221.6

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	0.2	4.3
Finished products	5.7	19.7
Supplies	0.1	0.5

Total	$6.0	$24.5

        During 2006, liquidation of LIFO layers reduced cost of sales by $1.1 million.

5.     NOTES RECEIVABLE FROM ASSET SALES

        Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP's limited recourse notes payable (see Note 11). LP monitors the collectability of these notes on a regular basis.

		December 31,
	Interest Rate 2007
		2007	2006
		Dollar amounts in millions
Notes receivable (unsecured), maturing 2008–2012, interest rates fixed	5.6–7.5%	$49.9	$49.9
Notes receivable (secured), maturing 2008–2018, interest rates fixed	6.8–7.3%	283.1	283.1

Total		333.0	333.0
Current portion		74.4	—

Long-term portion		$258.6	$333.0

        The weighted average interest rate for all notes receivable from asset sales at December 31, 2007 and 2006 was approximately 7.0 percent. The notes mature as follows:

Dollar amounts in millions
Year ended December 31,
2008	$74.4
2009	20.0
2010	115.2
2011	—
2012	10.0
2013 and after	113.4

Total	$333.0

        LP estimates that the fair value of these notes at December 31, 2007 and 2006 was approximately $346.4 million and $430.5 million, respectively.

6.     GOODWILL

        Goodwill by operating segment is as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
OSB	$232.5	$232.5
Siding	32.4	32.4
Other	8.6	8.6

Total goodwill	$273.5	$273.5

7.     OTHER INTANGIBLE ASSETS

        Intangible assets (other than goodwill) are reflected in the Consolidated Balance Sheets as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
Goodwill associated with equity investment in GreenFiber (recorded in Investments in and advances to affiliates)	$16.4	$16.4

Decking licenses (recorded in Long-term assets of discontinued operations)	—	3.3
Other (recorded in Other assets)	0.1	0.1

Total other intangible assets	0.1	3.4

Total intangible assets	$16.5	$19.8

8.     INVESTMENTS IN AND ADVANCES TO AFFILIATES

        LP has investments in affiliates that are accounted for under both the equity method and the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
Investments accounted for under the equity method	$153.7	$168.4
Investments accounted for under the cost method (see Note 12)	44.5	44.5

Total Investments in and advance to affiliates	$198.2	$212.9

        At December 31, 2007, LP's significant equity method investees, its approximate ownership interest and principle business activity in each investee were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products
Abitibi-LP	50%	Established to construct and operate jointly owned I-Joist facilities in Quebec, Canada.
Canfor-LP	50%	Established to construct and operate a jointly owned OSB facility in British Columbia, Canada.

        These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

        LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2007, 2006 and 2005, LP sold $11.8 million, $18.5 million and $25.2 million of products to Abitibi-LP and purchased $72.8 million, $81.6 million and $73.1 million of I-joists from Abitibi-LP. LP also purchased $105.6 million and $100.4 million of OSB from Canfor-LP for the year ended December 31, 2007 and December 31, 2006. Purchases from Canfor-LP were not significant for 2005.

9.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts Payable and Accrued Liabilities were as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
Accounts payable	$137.5	$128.9
Salaries and wages payable	26.7	32.3
Taxes other than income taxes	10.4	6.9
Workers' compensation	5.1	4.8
Accrued interest	7.7	17.5
Other accrued liabilities	32.1	36.7
Income taxes payable	2.6	3.1

Total Accounts payable and accrued liabilities	$222.1	$230.2

        Other accrued liabilities at December 31, 2007 and 2006 primarily consist of accrued rent, accrued rebates, timber liabilities, current portion of warranty reserves and other items.

10.   INCOME TAXES

        Income before taxes was taxed in domestic and foreign jurisdictions, as follows:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Domestic	$(130.7)	$151.0	$299.5
Foreign	(198.1)	(4.2)	205.1

Total	$(328.8)	$146.8	$504.6

        Income (loss) before taxes is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle	$(270.6)	$167.8	$534.9
Equity in earnings (loss) of unconsolidated affiliates	(18.1)	(4.3)	0.7

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(288.7)	163.5	535.6
Loss from discontinued operations	(40.1)	(16.7)	(29.2)
Cumulative effect of change in accounting principle	—	—	(1.8)

	$(328.8)	$146.8	$504.6

        Provision for income taxes includes the following:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Current tax provision (benefit):
U.S. federal	$(71.3)	$60.7	$110.8
State and local	(4.9)	4.3	10.6
Foreign	(56.5)	(33.1)	37.0

Net current tax provision (benefit)	(132.7)	31.9	158.4

Deferred tax provision (benefit):
U.S. federal	27.0	(18.4)	(120.6)
State and local	(4.8)	(1.0)	(13.7)
Foreign	(38.4)	10.6	25.0

Net deferred tax provision (benefit)	(16.2)	(8.8)	(109.3)

Total income tax provision (benefit)	$(148.9)	$23.1	$49.1

        The income tax provision (benefit) has been allocated in accordance with SFAS No. 109, "Accounting for Income Taxes," and has been recorded in the financial statements as follows:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Continuing operations	$(133.4)	$29.6	$60.7
Discontinued operations	(15.5)	(6.5)	(10.9)
Cumulative effect of accounting change	—	—	(0.7)

Total income tax provision (benefit)	$(148.9)	$23.1	$49.1

        Income tax paid (net of refunds received) during 2007, 2006 and 2005 was $(44.3) million, $124.4 million and $130.9 million, respectively. Included in the Consolidated Balance Sheet at December 31, 2007 are income tax receivables of $157.2 million.

        The income tax effects of LP's share of the income or loss of GreenFiber and Canfor-LP OSB Limited Partnership in 2007, 2006 and 2005 are recorded in Provision for income taxes on the Consolidated Statements of Income, while LP's share of such pre-tax income is recorded in Equity in earnings of unconsolidated affiliates.

        The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
Property, plant and equipment	$108.9	$96.2
Timber and timberlands	31.1	36.1
Inventories	(13.2)	(3.5)
Accrued liabilities	(52.0)	(59.4)
Contingency reserves	(0.5)	(0.5)
Benefit of capital loss and NOL carryovers	(21.7)	(17.3)
Benefit of foreign tax credit carryovers	(13.8)	(13.8)
Foreign tax withholding liability	21.4	15.0
Benefit of state tax credit carryover	(1.0)	(2.6)
Installment sale gain deferral	242.9	242.3
Deferred financial income	22.5	20.2
Other	(8.6)	7.4
Valuation allowance	27.9	29.9

Net deferred tax liabilities	$343.9	$350.0

        Deferred tax liabilities are reflected in the Consolidated Balance Sheets as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
Current deferred tax assets	$(0.5)	$(28.5)
Current deferred tax liabilities	$4.4	$14.6
Deferred tax liabilities	$340.0	$363.9

        The $21.7 million of capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2007 consists of $7.8 million of state NOL carryovers, net of federal taxes, which will expire in various years through 2023, and $13.9 million of Canadian capital loss carryovers which may be carried forward indefinitely. The foreign tax credit carryover of $13.8 million will expire in 2015. LP has recorded a valuation allowance against the entire $13.9 million Canadian capital loss carryover, $0.2 million of the state NOL carryover and all $13.8 million of the foreign tax credit carryover.

        LP has recorded the above valuation allowances because it does not expect to utilize some or all of the benefits of the state NOL and foreign tax credit carryovers before they expire, and because the Canadian capital loss carryover may only be utilized against future capital gains, the amount of which we are unable to project. If future years' taxable income differs from the estimates used to establish these valuation allowances, LP will be required to record an adjustment resulting in an impact on current tax expense.

        Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to Stockholders' equity were $0.1 million and $3.5 million for 2007 and 2006, respectively.

        U.S. taxes have not been provided on approximately $147.8 million of undistributed earnings of LP's foreign subsidiaries, which under existing law, are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP's foreign operations. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

        The American Jobs Creation Act of 2004 (AJCA) provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on qualified repatriated earnings. During the fourth quarter of 2005, LP's CEO and Board of Directors approved a domestic reinvestment plan as required by the AJCA and LP's Canadian subsidiary repatriated $513.1 million in foreign earnings during the quarter.

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

        The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31,
	2007	2006	2005
U.S. Federal tax rate	(35)%	35%	35%
State and local income taxes	(2)	2	2
AJCA repatriation, including state taxes		—	(19)
Effect of foreign debt structure	(2)	(5)	(5)
Effect of foreign tax rates/foreign exchange	—	(4)	(1)
Impact of tax rate decrease on deferred taxes	(5)	(5)	—
Impact of tax credits	—	(2)	—
Other, net	(1)	(5)	(2)

Effective tax rate (%)	(45)%	16%	10%

        LP adopted the provisions of FIN 48 on January 1, 2007. LP's policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Income. Penalties related to unrecognized tax benefits or assessments are charged to income tax expense. As a result of the implementation of FIN 48, LP recorded $12.9 million as a liability for unrecognized tax positions, of which $0.3 million (net of federal benefit on state issues) would impact LP's effective tax rate if recognized, $0.9 million of accrued interest expense (net of tax benefit) and no penalties. The net result of the adoption was a $1.2 million decrease to LP's January 1, 2007 balance of retained earnings.

        LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada and Chile. U.S. Federal income tax examinations for the years through 2004 have been effectively settled, and examinations of years 2005 and 2006 began in the fourth quarter of 2007. LP is subject to various state and local income tax examinations for the tax years 2000 through 2006. Canadian returns have been audited through 1999 and Revenue Canada commenced an examination of the years 2002 through 2004 in the second quarter of 2007.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2007 is as follows:

Dollar amounts in millions
Balance at January 1	$12.9
Additions for tax positions of the current year	—
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31	$13.6

        Included in the FIN 48 balance at December 31, 2007 was $0.4 million of tax benefits that, if recognized, would affect LP's effective tax rate, and no penalties. LP accrued interest of $1.3 million during 2007, and in total has recognized a liability of $2.5 million for accrued interest related to its FIN 48 liabilities as of December 31, 2007. At this point, it is not possible to reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

11.   LONG-TERM DEBT

		December 31,
	Interest Rate 2007
		2007	2006
		Dollar amounts in millions
Debentures:
Senior notes, maturing 2010, interest rates fixed	8.875%	$199.7	$199.6
Bank credit facilities:
Term loan, maturing 2008, interest rates variable	5.62	127.4	106.8
U.S. revolving credit facility, expiring in 2009, interest rates variable		—	—
Canadian revolving credit facility, expiring in 2008, interest rates variable		—	—
Chilean term credit facility, maturing 2015, interest rates variable	5.63	25.0	3.0
Limited recourse notes payable:
Senior notes, payable 2008–2012, interest rates fixed	7.1–7.5	47.9	47.9
Senior notes, payable 2006–2018, interest rates fixed	6.8–7.3	278.9	278.9
Project revenue financing:
Project revenue bond financings, payable through 2022, interest rates variable	3.5–4.5	7.6	7.6
Other financings:
Other, interest rates vary		0.4	1.2

Total		686.9	645.0
Current portion		(201.1)	(0.4)

Net long-term debt		$485.8	$644.6

        LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $332 million and $343 million at December 31, 2007 and 2006. LP estimates the senior notes maturing in 2010 to have a fair market value of $211 million at December 31, 2007 and $216 million at December 31, 2006 based upon market quotes.

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

        In September 2004, LP entered into a new five-year revolving credit facility. The new facility, which will expire in September 2009, provides for committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, LP may increase its borrowing capacity under the facility by up to an additional $100 million. The facility allows LP to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2007, LP had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce LP's borrowing capacity, totaled approximately $33.3 million as December 31, 2007 and were cash collateralized with $35.0 million.

        As of March 6, 2008, LP's credit ratings were:

	Moody's Investor Service	Standard & Poor's
Senior Notes	Ba2	BBB–

        Louisiana Pacific Canada Ltd (LP Canada) has a $10 million (Canadian) revolving credit facility. LP's ability to obtain letters of credit under this facility ends in December 2008. The facility allows LP Canada to cash collateralize the borrowings and letters of credit outstanding under the facility, at its option, in order to lower the cost of such borrowings and letters of credit. At December 31, 2007, LP Canada had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $0.8 million of as December 31, 2007 and were cash collateralized with $0.8 million.

        LP Canada has a $100 million (which can be drawn in either Canadian or U.S.) credit facility. The facility allows LP Canada to finance general operating requirements. At December 31, 2007, there was $45.2 million outstanding under this facility. This amount is included in Short-term notes payable on the Consolidated Balance Sheets.

        In December 2005, LP executed a credit agreement among Louisiana-Pacific Limited Partnership (LPLP) and LP Canada, as borrowers providing for a three-year, unsecured term loan in the principal amount of C$235 million. The obligations of LPLP and LP Canada under the credit agreement are guaranteed by LP. During 2006, LPLP repaid C$110 million.

        In December 2006, Louisiana Pacific Chile SA (LP Chile) entered into a committed term credit facility with a Chilean bank for up to $40 million. LP Chile's ability to draw from this facility ends in December 2008, with the final maturity in March 2015. The facility bears interest at LIBOR plus 0.2275% (5.63% and 5.59% as of December 31, 2007 and 2006). The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile. At December 31, 2007, there was $25.0 million outstanding under this facility. Borrowings under the facility are secured.

        The weighted average interest rate for all long-term debt at December 31, 2007 and 2006 was approximately 7.2 percent and 7.3 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2008	$201.1
2009	27.7
2010	317.9
2011	4.5
2012	12.4
2013 and after	123.3

Total	$686.9

        Cash paid during 2007, 2006 and 2005 for interest (net of capitalized interest) was $60.3 million, $38 million and $61.7 million.

12.   OFF-BALANCE SHEET ARRANGEMENT

        In connection with the sale of LP's southern timber and timberlands in 2003, LP received cash of $26.4 million and notes receivable of $410.0 million from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner: (i) LP contributed the notes receivable to a Qualified Special Purpose Entity (QSPE) as defined under SFAS No. 140, (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable, the cash flow generated by the notes receivable generally will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE's creditors generally will have no recourse to LP for the QSPE's obligations (subject to the limited exception described below).

        Pursuant to the arrangement described above, during 2003, LP contributed the $410.0 million of notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

        The principal amount of the QSPE's borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. LP's retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the Investments in and advances to affiliates on the Consolidated Balance Sheets as of December 31, 2007. Management believes the book value of this investment approximates market value, as the interest rates on the notes receivable are variable.

        In accordance with SFAS No. 140, the QSPE is not included in LP's consolidated financial statements and the assets and liabilities of the QSPE are not reflected on the Consolidated Balance Sheets. The QSPE's assets have been removed from LP's control and are not available to satisfy claims of LP's creditors except to the extent of LP's retained interest, if any, remaining after the claims of QSPE's creditors are satisfied. In general, the creditors of the QSPE have no recourse to LP's assets, other than LP's retained interest. However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. LP's maximum exposure in this regard was approximately $41 million as of December 31, 2007. The estimated fair value of this guarantee is not material.

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

        Benefit accruals under the two most significant plans, which account for approximately 85% of the assets and 80% of the benefit obligations in the tables below, are credited at a rate of 5% of eligible compensation with an interest credit based on the 30-year U.S. Treasury rate. The remaining defined benefit pension plans use a variety of benefit formulas.

        LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2007 and 2006, the trust assets were valued at $17.1 million and $16.3 million and are included in "Other assets" on the Consolidated Balance Sheets. LP did not contribute to this trust in 2007 or 2006.

        LP adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006. Upon adoption, LP recognized a liability for the underfunded status of its defined benefit pension plans, an asset for the overfunded status of its defined benefit pension plans and adjusted ending accumulated comprehensive loss, net of tax, for the net actuarial loss and prior service cost that had not yet been recognized as components of net periodic pension cost. Of the total amounts included in accumulated comprehensive loss as of December 31, 2007, LP expects to recognize a net actuarial loss of $2.8 million and prior service cost of $1.2 million as components of net periodic pension cost in 2008. The adoption of SFAS 158 had no effect on LP's Consolidated Statements of Income for the year ended December 31, 2006, or for any prior period presented. LP plans to adopt the measurement date requirement of SFAS 158 as of December 31, 2008.

        The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and the amounts recognized in the balance sheet for LP sponsored plans:

	December 31,
	2007	2006
	Dollar amounts in millions
Change in benefit obligation:
Benefit obligation—beginning of year	$289.2	$277.4
Service cost	10.0	9.3
Interest cost	16.2	15.6
Amendments	0.8	—
Actuarial (gain)/loss	(14.7)	6.7
Curtailments/settlements	(1.6)	(0.4)
Foreign exchange rate changes	7.7	(0.2)
Benefits paid	(18.0)	(19.2)

Benefit obligation—end of year	$289.6	$289.2

Change in assets:
Fair value of assets—beginning of year	$275.7	$240.8
Actual return on plan assets	39.7	33.5
Employer contribution	9.9	21.1
Curtailments/settlements	—	(0.4)
Foreign exchange rate changes	7.3	(0.1)
Benefits paid	(18.0)	(19.2)

Fair value of assets—end of year	$314.6	$275.7

Funded status—end of year	$25.0	$(13.5)
Amounts recognized in the balance sheet consist of:
Noncurrent pension assets, included in Other assets	$37.2	$1.2
Current pension liabilities, included in Accounts payable and accrued liabilities	(0.1)	(0.1)
Noncurrent pension liabilities, included in Other long-term liabilities	(12.1)	(14.6)

Net amount recognized	$25.0	$(13.5)

Amounts not yet reflected in net periodic pension cost and recognized in accumulated comprehensive loss:
Net actuarial loss	$36.0	$76.7
Prior service cost	5.2	6.2

Accumulated comprehensive loss (pre-tax)	$41.2	$82.9
Accumulated benefit obligation	$277.5	$276.2
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$11.1	$10.4
Accumulated benefit obligation	9.0	8.0
Fair value of assets	—	—
Weighted-average assumptions for obligations as of October 31 (measurement date):
Discount rate for obligations	6.13%	5.68%
Rate of compensation increase	4.00%	4.00%

        Net periodic pension cost included the following components:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Service cost	$10.0	$9.3	$8.9
Interest cost	16.2	15.6	14.4
Expected return on plan assets	(19.2)	(18.4)	(16.9)
Amortization of prior service cost and net transition asset	1.3	1.2	0.9
Amortization of net actuarial loss	5.9	7.9	7.4

Net periodic pension cost	$14.2	$15.6	$14.7

Gain due to curtailment	$(0.1)	$—	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	$(36.8)	*	*
Amortization of net actuarial loss	(5.3)	*	*
Prior service cost	0.8	*	*
Amortization of prior service cost	(1.8)	*	*
Foreign exchange rate changes	1.4	*	*

Total recognized in OCI	$(41.7)	*	*

Weighted-average assumptions for net periodic pension cost:
Discount rate for pension cost	5.67%	5.55%	5.46%
Expected long-term rate of return on plan assets	7.28%	7.74%	7.75%

*
Not applicable due to change in accounting standard.

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

        The following table presents the incremental effects of applying SFAS 158 on individual line items on LP's Consolidated Balance Sheet at December 31, 2006. If LP had not been required to adopt SFAS 158, it would have recognized an additional minimum liability related to LP's defined benefit pension plans of $0.1 million in accumulated other comprehensive loss at December 31, 2006 pursuant to the provisions of SFAS No. 87 "Employers' Accounting for Pensions." The effect of recognizing the additional minimum liability is included in the table below in the column "Prior to Adopting SFAS 158."

	Year ended December 31, 2006
	Prior to Adopting SFAS 158	Adjustments	After Adopting SFAS 158
	Dollar amounts in millions
Intangible assets	$5.2	$(1.8)	$3.4
Other assets	101.4	(74.4)	$27.0
Accounts payable and accrued liabilities	240.8	0.1	240.9
Other long-term liabilities	63.5	6.5	70.0
Deferred income taxes	395.6	(31.7)	363.9
Accumulated other comprehensive loss	(20.4)	(51.1)	(71.5)

Plan Assets

        The following table presents the weighted-average asset allocations as of the measurement dates of LP's plans:

	2007	2006
	Dollar amounts in millions
Asset category
Equity securities	55.1%	54.4%
Debt securities	23.6	25.4
Real estate	6.6	6.4
Other, including cash and cash equivalents	14.7	13.8

Total	100.0%	100.0%

        LP's investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. LP's U.S. plans include real estate, hedge funds and real return investment strategies to increase returns and reduce volatility. LP's plans do not currently invest directly in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility.

Cash Flows

        LP currently expects to contribute approximately $1.3 million to its defined benefit plans in 2008. This amount may be adjusted for various reasons including potential changes in the laws or administrative rules governing plan funding.

        The following table reflects the expected benefit payments from the plans:

Pension Benefits
Dollar amounts in millions
Year
2008	$17.3
2009	18.3
2010	18.7
2011	19.5
2012	21.0
2013–2017	138.3

Defined Contribution Plans

        LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee's eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 1.9 million shares of LP common stock that represented approximately 11% of the total market value of plan assets at December 31, 2007.

        In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings for most employees and matches 50% of an employee's deferrals up to a maximum of 3% of each employee's eligible earnings (subject to certain limits).

        Expenses related to defined contribution plans in 2007, 2006 and 2005 were $8.4 million, $10.9 million and $8.6 million.

Other Benefit Plans

        LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The accrued postretirement benefit cost at December 31, 2007 and 2006 was $8.2 million and $8.8 million. Net expense related to these plans was not significant in 2007 or 2006.

        Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The liability under this plan amounted to $1.8 million at December 31, 2007 and $1.5 million at December 31, 2006 and is included in "Other long-term liabilities" on LP's Consolidated Balance Sheets.

14.   STOCKHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2007, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

Common Stock Plans

        At December 31, 2007, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP's stock-based compensation plans was $7.1 million for the year ended December 31, 2007 and $6.3 million for the year ended December 31, 2006. Prior to January 1, 2006, LP accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, LP generally recognized compensation expense only when it modified stock option terms (as required by FASB) Interpretation No. 44 (FIN 44)) or granted restricted stock units or restricted stock. Any resulting expense was recognized ratably over the associated service period, which was generally the vesting term of the award.

        Prior to January 1, 2006, LP provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148)", as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

        Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2007 and 2006 based on its historical experience during the preceding two fiscal years.

        The following table illustrates the effect (in millions, except per share amounts) on net income and basic and diluted earnings per share as if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2005 as follows:

2005
Expected stock price volatility	51.4%
Expected dividend rate	1.56%
Risk-free interest rate	3.80%
Expected life of options	4.0 yrs

        The average fair value of each option granted during 2005 was $10.61.

Year Ended December 31, 2005
Dollar amounts in millions, except per share amounts
Net income, as reported	$455.5
Add: Stock-based employee compensation included in reported net income, net of related income tax effects	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.8)

Pro forma net income	$453.6

Net income per share—basic, as reported	$4.18

Net income per share—diluted, as reported	$4.15

Net income per share—basic, pro forma	$4.16

Net income per share—diluted, pro forma	$4.13

Stock Compensation Plans

        LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2007, 5,476,504 shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2007	2006
Expected stock price volatility	30%	45%
Expected dividend yield	2.6%	2.0%
Risk-free interest rate	4.8%	4.5%
Expected life of options	4.0 yrs	4.0 yrs
Weighted average fair value of options and SSARs granted	$5.55	$10.06

        Expected Stock Price Volatility:    The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on LP's historical stock prices.

        Expected Dividend Yield:    The Black-Scholes valuation model calls for a single expected dividend yield as an input. This is determined based upon current annual dividend as of the date of grant compared to the grant price.

        Risk-Free Interest Rate:    LP bases the risk-free interest rate used in the Black-Scholes valuation method on U.S. Treasury issues with an equivalent term. Where the expected term of LP's stock-based awards do not correspond with the terms for which interest rates are quoted, LP performed a straight-line interpolation to determine the rate from the available maturities.

        Expected life of options:    Expected term represents the period that LP's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

        Estimated Pre-vesting Forfeitures:    When estimating forfeitures, LP considers voluntary termination behavior as well as workforce reduction programs.

        The following table summarizes stock options and SSARs outstanding as of December 31, 2007 as well as activity during the three year period then ended.

	Options/SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	Share amounts in thousands		(in years)	(in millions)
Options outstanding at January 1, 2005	2,750	$14.35
Options granted	332	$27.34
Options exercised	(902)	$13.03
Options cancelled	(45)	$16.15

Options outstanding at December 31, 2005	2,135	$16.89
Options granted	604	$28.09
Options exercised	(538)	$10.47
Options cancelled	(67)	$27.11

Options outstanding at December 31, 2006	2,134	$21.37
Options granted	1,282	$22.90
Options exercised	(170)	$16.43
Options cancelled	(253)	$24.80

Options outstanding at December 31, 2007	2,993	$22.02	6.61	$1.6

Vested and expected to vest at December 31, 2007(1)	2,833	$21.88	6.53	$1.6

Options exercisable at December 31, 2007	1,411	$19.57	4.95	$1.6

(1)
Options or SSARS expected to vest based upon historical forfeiture rate.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2007. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange. Total intrinsic value of options exercised for the year ended December 31, 2007 was $0.6 million.

        As of December 31, 2007, there was $7.2 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.8 years. For 2007 and 2006, LP recognized $4.6 million in compensation expense associated with these awards.

        Cash received from option exercises for the year ended December 31, 2007 was $2.7 million. The tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $0.1 million for the year ended December 31, 2007.

INCENTIVE SHARE AWARDS

        LP has granted incentive share stock awards (restricted stock units) to selected senior executives as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants. The 2005 and 2006 awards for employees vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2007, 2006 and 2005 of $1.1 million, $1.1 million and $0.8 million. As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 0.8 years.

        The following table summarizes incentive share awards outstanding as of December 31, 2006 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value
		(in years)	(in millions)
Incentive share awards outstanding at January 1, 2005	185,916
Incentive shares awards granted	45,020
Incentive share awards vested	(135,235)
Incentive share awards cancelled	—

Incentive share awards outstanding at December 31, 2005	95,701
Incentive shares awards granted	51,859
Incentive share awards vested	(3,672)
Incentive share awards cancelled	(17,305)

Incentive share awards outstanding at December 31, 2006	126,583
Incentive shares awards granted	—
Incentive share awards vested	—
Incentive share awards cancelled	(22,175)

Incentive share awards outstanding at December 31, 2007	104,408	0.8	$1.4

Vested and expected to vest at December 31, 2007(1)	99,188	0.8	$1.4

Incentive share awards exercisable at December 31, 2007	—	—	$—

(1)
Incentive shares expected to vest based upon historical forfeitures rate.

Restricted Stock

        LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2007, there was $2.3 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.2 years.

        The following table summarizes restricted stock awards outstanding as of December 31, 2007 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2005	—	—
Restricted stock awards granted	65,600	$27.04
Restrictions lapsing	—-	—
Restricted stock awards cancelled	—	—

Restricted stock awards at December 31, 2005	65,600	27.04
Restricted stock awards granted	66,650	28.90
Restrictions lapsing	—	—
Restricted stock awards cancelled	—	—

Restricted stock awards at December 31, 2006	132,250	27.98
Restricted stock awards granted	94,010	22.99
Restrictions lapsing	—	—
Restricted stock awards cancelled	(22,780)	26.46

Restricted stock awards at December 31, 2007	203,480	$25.84

        LP recorded compensation expense related to these awards in 2007, 2006 and 2005 of $1.5 million, $1.2 million and $0.5 million.

        LP annually grants to each director restricted stock or restricted stock units. As of December 31, 2007, LP has 42,154 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2007 related to these grants was $0.2 million.

15.   ASSET RETIREMENT OBLIGATIONS

        In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations (SFAS 143)." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 was effective for LP beginning January 1, 2003.

        In March of 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143" (FIN 47), which resulted in more consistent recognition of liabilities relating to asset retirement obligations. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143. FIN 47 was effective for LP as of December 31, 2005. As part of this implementation, LP recognized a loss of $1.8 million (or $1.1 million after tax), which is shown as a Cumulative effect of change in accounting principle on the accompanying Consolidated Statement of Income for the year ended December 31, 2005. This change was primarily associated with conditional asset retirement costs related to wastewater treatment facilities, ponds and above ground storage tanks.

        The activity in LP's asset retirement obligation liability for 2007 and 2006 is summarized in the following table.

	Year ended December 31,
	2007	2006
	Dollar amounts in millions
Beginning balance	$5.4	$5.4
Accretion expense	0.5	0.3
Accrued to expense during the year	0.4	0.2
Payments made	(0.3)	(0.5)

Ending balance	$6.0	$5.4

16.   OTHER OPERATING CREDITS AND CHARGES, NET

        The major components of "Other operating credits and charges, net" in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Additions to litigation reserves	$(7.8)	$—	$—
Gain on settlement of insurance litigation	18.7	—	—
Additions to product related warranty reserves	—	—	(7.0)
Additions to product related contingency reserves	—	(3.9)	—
Reversion of OSB siding settlement funds	—	—	3.0
Revisions to environmental contingency reserves	—	—	(1.2)
Change in method of estimating workers compensation liabilities	—	(2.1)	—
Gain on insurance recoveries	—	4.7	—
Charges associated with corporate relocation	—	—	(2.8)
Timber settlement	1.5	—	—
Recovery related to assets and liabilities transferred under contractual obligation	—	—	1.0
Other	0.1	0.6	0.5

	$12.5	$(0.7)	$(6.5)

2007

        During 2007, LP recorded $12.5 million gain in "Other operating credits and charges, net". The components of the net credits include:

  •
  a gain of $18.7 million associated with proceeds received in connection with a favorable verdict on a lawsuit associated with LP's insurance on hardboard siding;

  •
  a gain of $1.5 million in connection with a settlement with the Canadian government on the reduction of certain of LP's timber licenses in British Columbia; and

  •
  a loss of $7.8 million associated with a reserve relating to environmental litigation.

2006

        During 2006, LP recorded $0.7 million loss in "Other operating credits and charges, net". The components of the net charges include:

  •
  a loss of $3.9 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 18 for further discussion) due primarily to increases in administrative costs;

  •
  a charge of $2.1 million in connection with a change in the method of estimating future workers' compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers compensation claims (a portion was also recorded in discontinued operations); and

  •
  a gain of $4.7 million associated with insurance recoveries related to the hurricane damage sustained in the third and fourth quarter of 2005.

2005

        During 2005, LP recorded $6.5 million loss in "Other operating credits and charges, net". The components of the net charges include:

  •
  a gain of $3.0 million associated with the reversion of undisbursed settlement funds;

  •
  an increase to product related warranty reserves of $7.0 associated with products that LP no longer manufactures;

  •
  a loss of $1.2 million for environmental related reserves associated with a facility that was previously held for sale;

  •
  a loss of $2.8 million associated with the relocation and consolidation of LP's corporate offices to Nashville, Tennessee; and

  •
  a gain of $1.0 million from the recovery of a previous loss associated with the sale of the Samoa, California pulp mill.

Severance

        Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Beginning balance	$1.2	$3.5	$1.8
Charged to expense, continuing operations	2.9	1.6	2.7
Charged to expense, discontinued operations	0.6	0.1	5.1
Payments	(3.1)	(4.0)	(6.1)

Ending balance	$1.6	$1.2	$3.5

        The balance of the accrued severance is included in "Accounts payable and accrued liabilities" on the Consolidated Balance Sheets. The balance as of December 31, 2007 is payable under contract through 2008. For 2007, severance expense is primarily associated with OSB and EWP segments. In prior years, the majority of the severance expense is non-segment related.

17.   GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET

        The major components of "Gain (loss) on sale of and impairment of long-lived assets, net" in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Impairment charges on long-lived assets	$(57.0)	$(1.3)	$(1.9)
Gain (loss) on sale of other long-lived assets	0.2	(1.3)	(0.7)

	$(56.8)	$(2.6)	$(2.6)

2007

        During 2007, LP recorded a net loss on sale of and impairment of long-lived assets of $56.8 million. This net loss includes the following items:

  •
  an impairment charge of $8.2 million to reduce the carrying value of a sawmill located in Quebec to the estimated sales price less selling costs; an impairment charge of $1.5 million to reduce the carrying value of a laminated veneer lumber mill located in Hines, Oregon to the estimated sales prices less selling costs; an impairment of $47.3 million to reduce the carrying value and associated timber assets of an Eastern Canadian OSB mill to its net realizable value; and

  •
  a net gain of $0.2 million on the sale of certain other assets.

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

2005

        During 2005, LP recorded a net loss on sale of and impairment of long-lived assets of $2.6 million. This net loss includes the following items:

  •
  an impairment charge of $1.4 million on land and buildings previously held for sale, an impairment charge of $1.7 million on fixed assets no longer used in the production process, and a reversal of $1.2 million of an impairment charge recorded in 2004 due to management's decision to continue to retain and operate certain timber tenure rights previously classified as discontinued operations; and

  •
  a net loss of $0.7 million on the sale of certain other assets.

18.   CONTINGENCIES

        LP maintains reserves for various contingent liabilities as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
Environmental reserves	$9.4	$7.7
Hardboard siding reserves	12.8	25.3
Other	9.4	1.6

Total contingencies	31.6	34.6
Current portion	(15.8)	(9.0)

Long-term portion	$15.8	$25.6

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

        LP considers the financial condition of third parties subject to the cost-sharing arrangements discussed above in determining the amounts to be reflected in LP's environmental reserves. In addition, LP is a party to clean-up activities at two additional sites for which LP does not believe that the failure of a third party to discharge its allocated responsibility would significantly increase LP's financial responsibility based on the manner in which financial responsibility has been, or is expected to be, allocated.

        LP's estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms.

        The activity in LP's reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Beginning balance	$7.7	$10.1	$11.4
Adjusted to expense (income) during the year	2.3	(0.3)	0.8
Payments made	(0.6)	(2.1)	(2.1)

Ending balance	$9.4	$7.7	$10.1

        During 2007, 2006 and 2005, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

ABT Hardboard Siding Matters

        Between 1995 and 1999, ABT Building Products Corporation ("ABT"), ABTco, Inc., a wholly owned subsidiary of ABT ("ABTco" and, together with ABT, the "ABT Entities"), Abitibi-Price Corporation ("Abitibi"), a predecessor of ABT, and certain affiliates of Abitibi (the "Abitibi Affiliates" and, together with Abitibi, the "Abitibi Entities") were named as defendants in numerous class action and non-class action proceedings brought on behalf of various persons or purported classes of persons (including nationwide classes in the United States and Canada) who own or have purchased or installed hardboard siding manufactured or sold by the defendants. In general, the plaintiffs in these actions have claimed unfair business practices, breach of warranty, fraud, misrepresentation, negligence, and other theories related to alleged defects, deterioration, or other failure of such hardboard siding, and seek unspecified compensatory, punitive, and other damages (including consequential damage to the structures on which the siding was installed), attorneys' fees and other relief.

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

        During the fourth quarter of 2006, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. LP believes that the reserve balance at December 31, 2007 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

        The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table.

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
Beginning balance	$25.3	$31.0	$37.2
Accrued to expense	—	3.9	—
Payments made for claims	(10.1)	(7.4)	(4.7)
Payments made for administrative costs	(2.4)	(2.2)	(1.5)

Ending balance	$12.8	$25.3	$31.0

Additional Siding Matters

        On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester's of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the United States District Court for the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by us and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against us with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester's appealed the District Court's injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals decided to vacate the District Court's injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. LP timely filed its notice of appeal to the Minnesota State Court of Appeals. On February 5, 2008, the Minnesota State Court of Appeals reversed the $11.2 million judgment entered against LP on December 22, 2006. The Minnesota State Court of Appeals' decision will become final unless Lester's seeks timely review by the Minnesota State Supreme Court. Based upon the information currently available, LP believes that any further liability related to this case is remote and, accordingly, has not recorded any accrual with respect to our potential exposure.

Nature Guard Cement Shakes Matters

        LP is a defendant in a class action lawsuit, captioned as Nature Guard Cement Roofing Shingle Cases, that was filed in the Superior Court for Stanislaus County, California. The plaintiffs in this action are a class of persons owning structures on which Nature Guard Fiber Cement Shakes were installed as roofing. The claims in this action that went to trial, starting December 6, 2005, were breach of express warranties, unfair business practices, and violations of the Consumer Legal Remedies Act (CLRA). During the trial, the judge dismissed the CLRA claims and a number of warranty claims and granted our motions to decertify the CLRA class and warranty class. Subsequently, on March 9, 2006, a jury returned a defense verdict on all remaining breach of warranty claims, and on May 23, 2006 the judge signed and filed a Statement of Decision after Court Trial directing entry of judgment in LP's favor for the remaining class claim of unfair business practices. The judgment incorporating the Statement of Decision was filed on July 20, 2006. Plaintiffs filed a Notice of Appeal on September 12, 2006, and the matter is fully briefed and pending oral arguments, before the California State Court of Appeals, on April 15, 2008. LP no longer manufactures or sells fiber cement shakes. LP believes the judgment will be upheld and that the resolution of such proceedings will not have a material adverse effect on LP's financial position, results of operations, cash flows or liquidity.

Lockhart Wood Treatment Facility

        In 2004, LP received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP's wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation ("Pactiv"), from whom we acquired the facility in 1983. LP, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the first quarter of 2006, plaintiffs' attorneys filed 19 separate lawsuits on behalf of 1,429 plaintiffs. Each of these cases was filed in, or removed to, the United States District Court for the Middle District of Alabama, which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al, CV 2:06-CV-00083-LES-CSC. After extensive motion practice and the beginning of discovery, Pactiv and plaintiffs have agreed to a tentative settlement. In addition, LP has agreed to a tentative settlement pursuant to which LP would make a payment of $7.75 million to resolve this matter subject to reaching agreement on the terms of a full and final release of all claims by all plaintiffs. LP accrued the tentative amount of this settlement in the fourth quarter of 2007.

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

19.   COMMITMENTS AND CONTINGENT LIABILITIES

        LP is obligated to purchase timber under certain cutting contracts that extend to 2009. LP's best estimate of its commitment at current contract rates under these contracts at December 31, 2007 is approximately $6.9 million for approximately 37.5 million board feet of timber.

        LP is primarily self-insured for workers' compensation and employee health care liability costs. Self-insurance liabilities for workers' compensation are determined based upon a valuation performed by an actuarial firm. The estimate of future workers' compensation liabilities incorporates loss development and an estimate associated with incurred but not yet reported claims. These claims are discounted. Self-insurance liabilities for employee health costs are determined actuarially based upon claims filed and estimated claims incurred but not yet reported. These claims are not discounted.

        The Company and its subsidiaries lease certain office, manufacturing, warehousing and other plant sites and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.

        At December 31, 2007, future minimum annual rent commitments are as follows:

Year ended December 31,
2008	$8.1
2009	6.9
2010	6.4
2011	5.8
2012	2.3
2013 and after	7.4

Total	$36.9

        As of December 31, 2007, LP has entered into several non-cancelable subleases for a portion of its former corporate headquarters in Portland, Oregon. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $5.9 million (in total for all years) due in the future. Rental expense for operating leases amounted to $22.9 million, $26.6 million and $25.5 million in 2007, 2006 and 2005.

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

        Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. LP records accruals for those pre-closing obligations that are considered probable and estimable. Under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," LP is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 31, 2002. LP has not accrued any additional amounts as a result of the indemnity agreements summarized below as LP believes the fair value of the guarantees entered into after December 31, 2002 is not material.

  •
  In connection with various sales of LP's timberlands, LP has agreed to indemnify various buyers with respect to losses resulting from breaches of limited representations and warranties contained in these agreements. These indemnities generally are capped at a maximum potential liability and have an unspecified duration.

  •
  In connection with the sale of LP's particleboard mill at Missoula, Montana to Roseburg Forest Products Co. in 2003, LP provided a 5-year indemnity for unknown environmental claims, capped at the purchase price of $17.7 million with a $1 million deductible. This indemnification expired in February of 2008.

  •
  In connection with the sale of LP's particleboard mill in Arcata, California to Hambro Forest Products in 2002, LP provided an uncapped 7-year indemnity for any claims arising out of the excess equipment. This indemnity will expire in July of 2009.

  •
  In connection with the sale of LP's two inter-related interior hardboard facilities to Decorative Panels International Inc. in 2004, LP provided a 10-year indemnity for unknown environmental claims, capped at $4 million with a $0.3 million deductible. This indemnity will expire in May of 2014.

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

        Additionally, LP offers warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The activity in warranty reserves for the last two years is summarized in the following table.

	Year ended December 31,
	2007	2006
	Dollar amounts in millions
Beginning balance	$28.8	$32.3
Accrued to expense during the year	4.6	0.8
Payments made	(7.2)	(4.3)

Total warranty reserves	26.2	28.8
Current portion	(7.0)	(7.0)

Long term portion	$19.2	$21.8

        The current portion of the warranty reserve is included in Accounts payable and accrued liabilities and the long-term portion is included in "Other long-term liabilities" on the Consolidated Balance Sheets.

21.   DISCONTINUED OPERATIONS

        Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. At December 31, 2007, LP had one decking facility and associated products classified as discontinued. In 2006, LP's discontinued operations included two decking facilities and associated products. In 2005, LP's discontinued operations included two lumber facilities, vinyl operations and two decking facilities and associated products.

        The loss from discontinued operations for the year ended December 31, 2007 relates to LP's decking operations as well as residual charges from previously discontinued operations. Revenues associated with these operations were $28.3 million. Included in the loss on discontinued operations for the year ended December 31, 2007 was an impairment charges of $19.8 million to reduce the carrying values of the assets to their estimated fair value less estimated costs to sell. LP also recorded a $2.9 million loss on an executed take or pay contract associated with products related to its decking operations. LP also recorded a $1 million charge associated with the anticipated settlement of an environmental issue on a previously closed site.

        The loss from discontinued operations for the year ended December 31, 2006 relates to LP's decking operations as well as residual charges from previously discontinued operations. Revenues associated with these operations were $47.7 million. Additionally, during 2006, LP recorded a charge of $2.1 million in connection with a change in the method of estimating future workers' compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers' compensation claims. LP also recorded a loss of $0.5 million related to long-term timber contracts and a gain of $1.8 million related to refunds of previously paid softwood lumber duties associated with the trade agreement between the U.S. and Canada.

        The loss from discontinued operations for the year ended December 31, 2005 relates to LP's two lumber facilities, vinyl operations and two decking facilities and associated products. Revenues associated with the discontinued operations were $213.5 million for the year ended December 31, 2005. Included in the loss or income on discontinued operations for the year ended December 31, 2005 were impairment charges of $22.9 million to reduce the carrying values of assets to their estimated fair value less estimated costs to sell. During 2005, LP recorded a gain of $5.7 million on the sale of a lumber mill and two previously closed facilities.

22.   ACCUMULATED COMPREHENSIVE LOSS

        Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension adjustments. The table below breaks down these balances, net of tax:

	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Other	Total
	Dollar amounts in millions
Balance at December 31, 2004	$(22.1)	$(47.3)	$1.8	$(0.3)	$(67.9)
Activity	6.7	0.8	(1.9)	0.1	5.7

Balance at December 31, 2005	(15.4)	(46.5)	(0.1)	(0.2)	(62.2)
Activity	(3.1)	(46.4)	0.5	0.2	(9.3)

Balance at December 31, 2006 before adoption of SFAS 158	(18.5)	(0.1)	0.4	—	(18.2)
Adjustment to initially adopt SFAS 158	—	(51.1)	—	(2.2)	(53.3)

Balance at December 31, 2006	$(18.5)	$(51.2)	$0.4	$(2.2)	$(71.5)
Activity	0.9	25.5	0.1	(19.5)	7.0

Balance at December 31, 2007	$(17.6)	$(25.7)	$0.5	$(21.7)	$(64.5)

        Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments in 2006 include a $46.4 million gain prior to the adoption of SFAS 158 and a $51.1 million loss related to the adoption of SFAS 158. The pension adjustments included income tax expense of $16.3 million in 2007, income tax benefit of $2.2 million in 2006 and income tax expense of $0.7 million in 2005. The unrealized gain (loss) on derivatives included income tax expense of $0.2 million in 2007, $0.2 million in 2006 and income tax benefit of $0.9 million in 2005. Included in Other in 2007 is an unrealized loss of $31.4 million ($19.5 million after-tax) due to a temporary decline in value of LP's auction rate securities. See Footnote 2 for further discussion. Included in Other in 2006 was a $2.2 million loss related to LP's adoption of SFAS 158 on other post retirement benefit plans.

23.   SEGMENT INFORMATION

        LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP's business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP's results of operations are summarized below for each of these segments separately as well as for the "other" category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net, gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, translation gains and losses, interest and income taxes.

        The OSB segment includes OSB products produced in North America. The siding segment includes (1) OSB—based siding products; (2) hardboard siding products; and (3) other hardboard products. The engineered wood products segment includes (1) laminated veneer lumber; (2) I-joists; (3) plywood; and (4) other related products.

        Information about LP's product segments is as follows:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
SALES BY BUSINESS SEGMENT
OSB	$829.0	$1,212.2	$1,560.4
Siding	448.8	493.4	453.5
Engineered Wood Products	330.3	392.0	431.4
Other products	106.5	91.2	93.2
Less: Intersegment sales	(9.7)	(1.5)	(10.1)

Total sales	$1,704.9	$2,187.4	$2,528.4

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(194.9)	$109.6	$528.4
Siding	33.6	67.3	45.2
Engineered Wood Products	11.0	33.2	34.0
Other products	(6.1)	8.2	11.5
Other operating credits and charges, net	12.5	(0.7)	(6.5)
Gain (loss) on sales of and impairments of long-lived assets	(56.8)	(2.6)	(2.6)
General corporate and other expense, net	(83.9)	(95.1)	(88.3)
Loss on early extinguishment of debt	—	—	(0.5)
Foreign currency exchange gains (losses)	(29.6)	(2.5)	(1.4)
Other-than-temporary impairment of investments	(20.9)	—	—
Investment income	81.7	95.7	71.3
Interest expense, net of capitalized interest	(35.3)	(49.4)	(54.6)

Income (loss) from continuing operations before taxes and cumulative effect of change in accounting principle	(288.7)	163.5	534.9
Provision (benefit) for income taxes	(133.4)	29.6	60.7

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(155.3)	$133.9	$474.9

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$64.4	$78.2	$87.7
Siding	17.6	18.1	16.2
Engineered Wood Products	15.6	13.9	14.7
Other products	4.8	5.5	4.6
Non-segment related	5.5	5.6	5.1

Total depreciation, amortization and cost of timber harvested	$107.9	$121.3	$128.3

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
CAPITAL EXPENDITURES
OSB	$178.9	$152.6	$65.1
Siding	25.2	30.0	41.8
Engineered Wood Products	100.5	35.0	21.6
Other products	26.4	15.5	19.2
Non-segment related	3.8	3.4	20.2
Discontinued operations	0.7	—	5.8

Total capital expenditures	$335.5	$236.5	$173.7

        Capital expenditures shown above do not include capital expenditures that have not yet been paid.

        Information concerning identifiable assets by segment is as follows:

	December 31,
	2007	2006
	Dollar amounts in millions
IDENTIFIABLE ASSETS
OSB	$1,162.3	$1,050.3
Siding	273.6	246.5
Engineered Wood Products	207.9	170.3
Other products	554.8	275.0
Non-segment related	1,030.7	1,686.6

Total assets	$3,229.3	$3,428.7

        Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets and other items.

        Export sales are primarily to customers in Asia, South America and Europe. Information concerning LP's geographic segments is as follows:

	Year ended December 31,
	2007	2006	2005
	Dollar amounts in millions
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
U.S.	$1,328	$1,809	$2,079
Canada and other	554	717	955
Intersegment sales to U.S.	(177)	(339)	(506)

Total Sales	$1,705	$2,187	$2,528

Export sales (included in above)	$45	$29	$23

Operating profit (loss)
U.S.	$(54)	$196	$416
Canada and other	(102)	22	205
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(44)	(3)	(10)
General corporate expense, loss on extinguishment of debt, translation gains (losses) and interest, net	(88)	(51)	(75)

	(288)	164	536
Provision for income taxes	133	30	61

Income from continuing operations before cumulative effect of change in accounting principle	$(155)	$134	$475

Identifiable tangible long-lived assets
U.S.	$794	$567	$442
Canada and other	352	423	436

Total assets	$1,146	$990	$878

        The amounts included in the tables above for Canada and other are primarily related to Canada.

24.   HEADQUARTERS RELOCATION

        On September 30, 2003, LP announced that it would relocate its corporate headquarters to Nashville, Tennessee. The transition associated with this relocation was completed during 2005, and involved the consolidation of most of LP's management and leadership positions from several offices to its new headquarters. The move resulted in LP's corporate headquarters being closer to the company's production facilities, customers and shareholders. During 2005, LP incurred $2.8 million in severance, relocation, moving and recruitment expenses. Additionally, LP spent a total of $16.7 million in capital expenditures related to the relocation of the headquarters and related facilities in 2006, 2005 and 2004.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
	2007	2006	2007	2006	2007	2006	2007	2006
	Dollar amounts in millions, except per share
QUARTERLY DATA
Net sales	$394.6	$655.6	$461.2	$636.6	$472.5	$527.0	$376.6	$368.2
Gross profit (loss)(1)	(25.7)	157.3	(3.8)	114.3	(1.2)	35.2	(39.9)	(19.5)
Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates	(64.1)	128.1	(21.6)	74.8	(87.9)	12.6	(97.0)	(47.7)
Income (loss) from continuing operations	(36.1)	84.9	(15.6)	56.1	(54.5)	9.9	(49.1)	(19.5)
Net income (loss)	$(37.4)	$83.7	(23.3)	$55.1	(67.7)	$9.5	$(51.5)	$(24.6)
Income (loss) from continuing operations per share—basic	$(0.35)	$0.80	$(0.15)	$0.52	$(0.52)	$0.12	$(0.48)	$(0.19)
Income (loss) from continuing operations per share—diluted	$(0.35)	$0.80	$(0.15)	$0.52	$(0.52)	$0.12	$(0.48)	$(0.24)
Net income (loss) per share—basic	$(0.35)	$0.79	$(0.22)	$0.52	$(0.65)	$0.09	$(0.50)	$(0.19)
Net income (loss) per share—diluted	$(0.35)	$0.79	$(0.22)	$0.52	$(0.65)	$0.09	$(0.50)	$(0.24)
Cash dividends per share	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15
SALES BY SEGMENT
OSB	$188.9	$397.6	$223.3	$354.6	228.0	$275.7	$188.8	$184.3
Siding	104.1	120.7	131.0	148.6	122.2	137.1	91.6	87.0
Engineered wood products	80.2	112.4	85.7	110.0	92.5	92.7	71.9	76.9
Other products	23.8	24.8	23.9	23.4	32.2	21.5	26.6	21.6
Less intersegment sales	(2.4)	—	(2.7)	—	(2.4)	—	(2.3)	(1.5)

Total net sales	$394.6	$655.6	$461.2	$636.6	$472.5	$527.0	$376.6	$368.2

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(64.5)	$111.0	$(44.6)	$62.4	$(31.7)	$(9.3)	$(54.1)	$(54.5)
Siding	9.4	18.6	17.2	22.9	11.3	19.0	(4.3)	6.8
Engineered wood products	6.4	11.3	3.9	9.1	3.3	8.3	(2.6)	4.5
Other products	2.3	5.4	(2.7)	2.9	(3.5)	(1.1)	(1.7)	(0.6)
Other operating credits and charges, net	—	(0.1)	19.2	—	0.7	2.9	(7.4)	(3.5)
Gain (loss) on sale of and impairment of long-lived assets	(5.5)	0.1	0.3	(0.1)	(48.4)	(0.9)	(3.2)	(1.7)
General corporate and other expenses, net	(22.7)	(28.8)	(20.8)	(23.0)	(21.5)	(23.7)	(19.2)	(19.5)
Foreign currency exchange gains (losses)	(2.7)	2.1	(12.7)	(10.6)	(15.0)	(0.2)	0.9	6.2
Other-than-temporary impairment of investments	—	—	—	—	—	—	(20.9)	—
Investment income	20.4	23.0	23.4	24.3	20.4	24.9	17.5	23.5
Interest expense, net of capitalized interest	(10.3)	(13.4)	(9.7)	(14.3)	(7.7)	(11.2)	(7.6)	(10.5)

Income (loss) from operations before taxes and cumulative effect of change in accounting principle	(67.2)	129.2	(26.5)	73.6	(92.1)	8.7	(102.7)	(49.3)
Provision (benefit) for income taxes	(31.3)	44.3	(10.9)	18.3	(37.5)	(3.6)	(53.7)	(30.1)

Income (loss) from continuing operations	$(35.9)	$84.9	$(15.6)	$55.3	$(54.6)	$12.3	$(49.1)	$(19.2)

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

        Included in Other operating credits and charges, net and (Gain) loss on sale or impairment of long-lived assets for continuing operations are the following:

        In the first quarter of 2007, LP recorded a charge of $5.0 million to reduce the carrying value of a sawmill located in Quebec to its estimated sales price less selling costs.

        In the second quarter of 2007, LP recorded a gain of $17.7 million associated with proceeds received in connection with a favorable verdict on a legal suit associated with our insurance on hardboard siding and a gain of $1.5 million associated with a settlement with the Canadian government on the reduction of certain of LP's timber licenses in British Columbia.

        In the third quarter of 2007, LP recorded a further gain of $0.6 associated with a favorable verdict on a legal suit associated with our insurance on hardboard siding, a charge of $1.5 million to reduce the carrying value of a laminated veneer lumber mill located in Hines, Oregon to the estimated sales prices less selling costs and a charge of $47.3 million to reduce the carrying value and associated timber assets of an Eastern Canadian OSB mill to its net realizable value.

        In the fourth quarter of 2007, LP recorded a loss of $3.2 million to reduce the carrying value of a sawmill located in Quebec to its estimated sales price less selling costs and a loss of $7.8 million associated with a reserve associated with litigation.

        In the third quarter of 2006, LP recorded a gain of $2.8 million associated with insurance recoveries related to the hurricanes which occurred in the third and fourth quarter of 2005.

        In the fourth quarter of 2006, LP recorded a gain of $1.9 million associated with insurance recoveries related to the hurricanes which occurred in the third and fourth quarter of 2005. LP also recognized a charge of $2.1 million in connection with a change in the method of estimating future workers' compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers compensation claims. LP also recorded a net charge of $3.9 million associated with product related warranty reserves associated with LP class action suit due primarily to increases in administrative costs.

        See Notes 16 and 17 for further discussion on the other operating charges and credits, net and the gains and losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2007, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There were no changes in LP's internal control over financial reporting that occurred during LP's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company's management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective. The Company's independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company's consolidated financial statements and have issued an attestation report the Company's internal control over financial reporting, as stated in their report included herein.

        The certifications of LP's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 LP's Chief Executive Officer certified to the New York Stock Exchange ("NYSE") that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income

Taxes—an Interpretation of FASB Statement No. 109 on January 1, 2007, the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006, Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment on January 1, 2006 and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-An Interpretation of FASB Statement No. 143 on December 31, 2005.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 6, 2008

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Information regarding LP's directors is incorporated herein by reference to the material included under the caption "Item 1—Election of Directors" in the definitive proxy statement filed by LP for its 2008 annual meeting of stockholders (the "2008 Proxy Statement"). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement. Information regarding LP's audit committee is incorporated herein by reference to the material included under the captions "Board and Committee Meetings," "Finance and Audit Committee" and "Audit Committee Financial Experts" in the 2008 Proxy Statement.

        Information regarding each of LP's executive officers as of March 6, 2008, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	56	Chief Executive Officer
Curtis M. Stevens	55	Executive Vice President, Administration and Chief Financial Officer
Richard S. Olszewski	51	Executive Vice President, Specialty Products and Sales
Jeffrey N. Wagner	53	Executive Vice President, OSB

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

ITEM 11.    Executive Compensation

        Information regarding executive compensation is incorporated herein by reference to the material under the captions "Compensation of Executive Officers," and "Directors' Compensation," in the 2008 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and LP's existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions "Holders of Common Stock" and "Equity Compensation Plan Information" in the 2008 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.

        Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions "Nominees," "Continuing Directors," "Corporate Governance," "Audit Committee Financial Experts" and "Related Person Transactions" in the 2008 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services

        Information regarding fees and services provided by LP's principal accountant and the LP Audit Committee's pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption "Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2008 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP's website at www.lpcorp.com.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

A.    Financial Statements and Financial Statement Schedules

        The following financial statements of LP are included in this report:

  Consolidated Balance Sheets—December 31, 2007, and 2006.

  Consolidated Statements of Income—years ended December 31, 2007, 2006, and 2005.

  Consolidated Statements of Cash Flows—years ended December 31, 2007, 2006, 2005.

  Consolidated Statements of Stockholders' Equity—years ended December 31, 2007, 2006 and 2005.

  Consolidated Statements of Comprehensive Income—years ended December 31, 2007, 2006 and 2005.

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

LOUISIANA-PACIFIC CORPORATION (Registrant)
Date: March 6, 2008	/s/ CURTIS M. STEVENS Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 6, 2008	/s/ RICHARD W. FROST Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)
March 6, 2008	/s/ CURTIS M. STEVENS Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer (Principal Financial Officer)
March 6, 2008	/s/ JEFFREY D. POLOWAY Jeffrey D. Poloway Corporate Controller (Principal Accounting Officer)
March 6, 2008	/s/ E. GARY COOK E. Gary Cook Chairman of the Board
March 6, 2008	/s/ COLIN D.WATSON Colin D.Watson Director

March 6, 2008	/s/ ARCHIE W. DUNHAM Archie W. Dunham Director
March 6, 2008	/s/ LIZANNE C. GOTTUNG Lizanne C. Gottung Director
March 6, 2008	/s/ DUSTAN E. MCCOY Dustan E. McCoy Director
March 6, 2008	/s/ DANIEL K. FRIERSON Daniel K. Frierson Director
March 6, 2008	/s/ KURT M. LANDGRAF Kurt M. Landgraf Director

EXHIBIT INDEX

        On written request, Louisiana-Pacific Corporation (LP) will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP's costs of copying such exhibit plus postage. Any such request should be sent to: Louisiana-Pacific Corporation, 414 Union Street, Suite 2000, Nashville, TN 37219.

        Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements. Each prior LP filing which contains an exhibit is incorporated by reference herein is filed under SEC File No. 001-07107.

3.1	Restated Certificate of Incorporation of LP.
3.1(a)	Amended Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock.
3.2	Bylaws of LP, as amended and restated effective February 1, 2008. Incorporated herein by reference to Exhibit 3.2 to LP's Current Report on Form 8-K dated February 8, 2008.
4.1	Rights Agreement, dated as of May 26, 1998, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 1 to LP's Registration Statement on Form 8-A filed May 26, 1998.
4.1(a)	Amendment to Rights Agreement, dated as of October 17, 2001, between LP and First Chicago Trust Company of New York as Rights Agent. Incorporated herein by reference to Exhibit 4.2(a) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
4.2	Indenture, dated as of September 14, 1999, among Louisiana-Pacific Acquisition Inc., LP and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.2(a)	First Supplemental Indenture, dated as of July 22, 2002, by and between Louisiana-Pacific Canada Ltd. and Laurentian Trust of Canada Inc. Incorporated herein by reference to Exhibit 4.2 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.3	Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A.). Incorporated herein by reference to Exhibit 4.2(a) to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.3(a)	First Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.3(b)	Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.3(c)	Third Supplemental Indenture, dated August 13, 2001, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.3(d)	Fourth Supplemental Indenture, dated March 25, 2004, between LP and J.P. Morgan Trust Company N.A. (formerly Bank One Trust Company, N.A.), as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.1	Credit Agreement, dated September 1, 2004, among LP, as borrower, Wachovia Bank National Association, Bank of America, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K dated September 2, 2004.
10.2	2001 LP Canada Credit Agreement, dated for reference November 30, 2001, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.2(a)	Waiver and First Amendment, dated as of July 23, 2002, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.7 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.2(b)	Second Amendment to 2001 LP Canada Credit Agreement, dated for reference November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2(b) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.2(c)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(c) to LP's Annual Report on Form 10K for the fiscal year ended December 31, 2004.
10.2(d)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated January 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(d) to LP's Annual Report on Form 10K for the fiscal year ended December 31, 2004.
10.2(e)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated February 24, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(e) to LP's Annual Report on Form 10K for the fiscal year ended December 31, 2004.
10.2(f)	Third Amendment to 2001 LP Canada Credit Agreement, dated for reference March 14, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated by reference to Exhibit 10.2(c) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.2(g)	Fourth Amendment to 2001 LP Canada Credit Agreement, dated June 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 (d) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.2(h)	Amended and Restated Credit Agreement, dated for reference September 15, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 (e) to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2(i)	Third Amended and Restated Credit Agreement, dated for reference December 20, 2004, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(i) to LP's Annual Report on Form 10K for the fiscal year ended December 31, 2004.
10.3	Receivables Sale Agreement, dated as of November 15, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.3(a)	First Amendment to Receivables Sale Agreement, dated as of December 27, 2001, among LP, LP Wood Polymers, Inc. and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3(a) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.3(b)	Limited Waiver of Credit and Security Agreement and Limited Waiver of and Second Amendment to Receivables Sales Agreement, dated as of July 23, 2002, among LP Receivables Corporation, Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation. Incorporated herein by reference to Exhibit 10.5 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.3(c)	Third Amendment to the Receivables Sale Agreement, dated as of April 25, 2003, among LP and LP Receivables Corporation. Incorporated herein by reference to Exhibit 10.3 (c) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4	Credit and Security Agreement, dated as of November 15, 2001, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.4 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.4(a)	Fourth Amendment to Limited Waiver and Amendment to Credit Agreement, dated as of November 13, 2002, among LP Receivables Corporation, LP, Wachovia Bank, N.A. and Blue Ridge Asset Funding Corporation. Incorporated herein by reference to Exhibit 10.3(c) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.4(b)	Second Amendment to the Credit and Security Agreement, dated April 25, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.4 (a) to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.4(c)	Third Amendment to the Credit and Security Agreement, dated November 12, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto incorporated by reference to Exhibit 10.4(c) to LP's Annual Report on Form 10K for the fiscal year ended December 31, 2004.
10.4(d)	Fourth Amendment to the Credit and Security Agreement, dated November 14, 2003, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto incorporated by reference to Exhibit 10.4(d) to LP's Annual Report on Form 10K for the fiscal year ended December 31, 2004.
10.5(e)	Fifth Amendment to the Credit and Security Agreement, dated October 25, 2004, among LP, LP Receivables Corporation, Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and the other financial institutions that are parties thereto. Incorporate herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K dated November 1, 2004.
10.6	Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC and the Purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.8	Settlement Agreement, dated May 3, 2000, among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hard board siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.

10.8(a)	Assignment, Assumption, Release and Indemnification Agreement, dated June 25, 2001, among LP, Louisiana-Pacific Canada Ltd., Abitibi-Price Corporation and Abitibi-Consolidated Inc. Incorporated herein by reference to Exhibit 10.12 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.9	1991 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.B to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*
10.10	1992 Non-Employee Director Stock Option Plan (restated as of August 4, 2007)*
10.11	1997 Incentive Stock Award Plan, as restated as of November 3, 2006.*
10.11(a)	Form of Award Agreement for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10. 1 to LP Current Report on Form 8-K dated February 4, 2005.*
10.11(b)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.3 to LP Current Report on Form 8-K dated February 4, 2005.*
10.11(c)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock.*
10.11(d)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights.*
10.12	Annual Cash Incentive Award Plan, as amended and restated as of January 1, 2001. Incorporated herein by reference to Appendix E to LP's Proxy Statement dated March 23, 2004.*
10.13	Supplemental Executive Retirement Plan.*
10.15	2000 Non-Employee Director Restricted Stock Plan, as amended and restated August 4, 2007.*
10.18	Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
10.20	Form of Change of Control Employment Agreement between LP and each of Richard W. Frost, Curtis M. Stevens, Richard S. Olszeski and Mr. Jeffrey M. Wagner. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K dated November 30, 2007.*
10.21	2004 Executive Deferred Compensation Plan, amended and restated effective January 1, 2005. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K dated August 30, 2004.*
10.22	Purchase and Sale Agreement between LP and ETT Acquisition Company, LLC, dated July 2, 2003. (Schedules and Exhibits to this agreement, which are identified in the Table of Contents thereof, have been omitted. LP hereby agrees to furnish the same supplementally to the SEC upon request by the SEC.) Incorporated herein by reference to Exhibit 10.21 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.23	Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003. Incorporated herein by reference to Exhibit 10.22 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.24	2008 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008.

10.25	Master Confirmation entered into by LP and Goldman Sachs on August 24, 2005. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K dated August 24, 2005.
10.26	Supplemental Confirmation entered into by LP and Goldman Sachs on August 24, 2005. Incorporated herein by reference to Exhibit 10.2 to LP's Current Report on Form 8-K dated August 24, 2005.
10.27	Credit Agreement, dated December 21, 2005, among Louisiana-Pacific Limited Partnership and Louisiana-Pacific Canada Ltd., as Borrowers, Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K dated December 21, 2005.
10.27(a)	First Amendment to 2005 Credit Agreement, dated February 23, 2007, among Louisiana-Pacific Limited Partnership and Louisiana-Pacific Canada Ltd., as Borrowers, LP, as Parent Guarantor, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporate herein by reference to Exhibit 10.27 (a) to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.27 (b)	Second Amendment to 2005 Credit Agreement, dated July 24, 2007, among Louisiana-Pacific Limited Partnership and Louisiana-Pacific Canada Ltd., as Borrowers, LP, as Parent Guarantor, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated herein by reference to Exhibit 10.29 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.28	Credit Agreement, dated January 16, 2007, between Louisiana-Pacific Canada Ltd., as Borrowers, Royal Bank of Canada, as lenders. Incorporated herein by reference to Exhibit 10.28 to LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
21	List of LP's subsidiaries incorporated by reference to Exhibit 21 to LP's Annual Report on Form 10K for the fiscal year ended December 31, 2004.
23	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

        LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.

QuickLinks

ABOUT FORWARD-LOOKING STATEMENTS
ABOUT THIRD-PARTY INFORMATION
PART I
  ITEM 1. Business
Product Information Summary For Years Ended December 31 (Dollar amounts in millions, except per unit)
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN Louisiana-Pacific Corporation, S&P 500, S&P Paper & Forest Products December 31, 2002 to December 31, 2007
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets Dollar amounts in millions
Consolidated Balance Sheets (Continued) Dollar amounts in millions, except per share
Consolidated Statements of Income Amounts in millions, except per share
Consolidated Statements of Cash Flows Dollar amounts in millions
Consolidated Statements of Stockholders' Equity Dollar and share amounts in millions, except per share amounts
Consolidated Statements of Comprehensive Income Dollar amounts in millions
NOTES TO THE FINANCIAL STATEMENTS
Interim Financial Results (unaudited)
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX