Form 10-Q
period 2008-03-31
LOUISIANA-PACIFIC CORP
filed 2008-05-06
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2008
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,278,457 shares of Common Stock, $1 par value, outstanding as of May 6, 2008.

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

Item 1.    Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended March 31,
	2008	2007

Net sales	$349.4	$394.6
Operating costs and expenses:
Cost of sales	372.8	391.7
Depreciation, amortization and cost of timber harvested	26.6	28.5
Selling and administrative	40.1	40.3
(Gain) loss on sale or impairment of long-lived assets	(0.4)	5.5
Other operating credits and charges, net	(4.0)	—
Total operating costs and expenses	435.1	466.0

Loss from operations	(85.7)	(71.4)

Non-operating income (expense):
Foreign currency exchange gain (loss)	9.4	(2.8)
Other than temporary investment impairment	(0.8)	—
Interest expense, net of capitalized interest	(11.2)	(10.3)
Investment income	12.8	20.4
Total non-operating income	10.2	7.3

Loss before taxes and equity in loss of unconsolidated affiliates	(75.5)	(64.1)
Benefit for income taxes	(35.9)	(31.3)
Equity in loss of unconsolidated affiliates	6.3	3.3

Loss from continuing operations	(45.9)	(36.1)

Discontinued operations:
Loss from discontinued operations before taxes	(0.8)	(2.2)
Benefit for income taxes	(0.3)	(0.9)
Loss from discontinued operations	(0.5)	(1.3)

Net loss	$(46.4)	$(37.4)

Net loss per share of common stock (basic):
Loss from continuing operations	$(0.45)	$(0.35)
Loss from discontinued operations	—	(0.01)
Net loss per share - basic	$(0.45)	$(0.36)

Net loss per share of common stock (diluted):
Loss from continuing operations	$(0.45)	$(0.35)
Loss from discontinued operations	—	(0.01)
Net loss per share - diluted	$(0.45)	$(0.36)

Cash dividends per share of common stock	$0.15	$0.15

Average shares of stock outstanding - basic	102.9	104.1
Average shares of stock outstanding - diluted	102.9	104.1

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$211.7	$352.1
Short-term investments	202.1	180.1
Receivables, net	305.7	243.1
Inventories	224.8	212.1
Prepaid expenses and other current assets	4.9	7.6
Deferred income taxes	0.5	0.5
Current portion of notes receivable from asset sales	74.4	74.4
Current assets of discontinued operations	4.5	6.0
Total current assets	1,028.6	1,075.9

Timber and timberlands	60.1	64.1

Property, plant and equipment	2,284.1	2,257.7
Accumulated depreciation	(1,206.1)	(1,180.9)
Net property, plant and equipment	1,078.0	1,076.8

Goodwill, net of amortization	273.5	273.5
Notes receivable from asset sales	258.6	258.6
Restricted cash	69.2	61.2
Long-term investments	128.2	152.9
Investments in and advances to affiliates	197.0	198.2
Other assets	59.7	63.1
Long-term assets of discontinued operations	5.0	5.0
Total assets	$3,157.9	$3,229.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$122.3	$127.6
Short-term notes payable	83.7	45.2
Accounts payable and accrued liabilities	188.0	222.1
Current portion of limited recourse notes payable	73.5	73.5
Current portion of deferred tax liabilities	4.4	4.4
Current portion of contingency reserves	15.8	15.8
Total current liabilities	487.7	488.6

Long-term debt, excluding current portion:
Limited recourse notes payable	253.3	253.3
Other long-term debt	240.5	232.5
Total long-term debt, excluding current portion	493.8	485.8

Deferred income taxes	326.3	340.0
Other long-term liabilities	78.2	79.6
Contingency reserves, excluding current portion	12.6	15.8
Commitments and contingencies
Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	436.3	439.0
Retained earnings	1,568.3	1,630.1
Treasury stock	(297.6)	(302.0)
Accumulated comprehensive loss	(64.6)	(64.5)
Total stockholders’ equity	1,759.3	1,819.5
Total liabilities and equity	$3,157.9	$3,229.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46.4)	$(37.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	26.6	29.3
Loss from unconsolidated affiliates	6.3	3.3
(Gain) loss on sale or impairment of long-lived assets	(0.4)	4.5
Other operating credits and charges, net	1.8	—
Exchange (gain) loss on remeasurement	(7.8)	2.9
Cash settlement of contingencies	(6.1)	(3.7)
Pension (payments) expense, net	3.4	(5.3)
Net accretion on available for sale securities	(0.6)	(3.8)
Other than temporary impairment on investments	0.8	—
Other adjustments, net	2.7	(0.9)
Increase in receivables	(62.4)	(55.6)
Increase in inventories	(6.6)	(33.9)
Decrease in prepaid expenses	2.0	5.8
Decrease in accounts payable and accrued liabilities	(15.7)	(9.7)
(Decrease) increase in deferred income taxes	(6.2)	0.2
Net cash used in operating activities	(108.6)	(104.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(36.8)	(57.9)
Investments and advances to joint ventures	(4.7)	(5.8)
Cash paid for purchase of investments	(102.0)	(703.3)
Proceeds from sale of investments	91.1	859.6
Increase in restricted cash under letters of credit and credit facility requirements	(8.0)	(6.5)
Other investing activities, net	1.0	1.5
Net cash (used in) provided by investing activities	(59.4)	87.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	8.0	8.0
Repayment of long-term debt	(0.1)	(0.1)
Net borrowings under revolving credit lines and short-term notes payable	38.5	66.0
Payment of cash dividends	(15.4)	(15.6)
Sale of common stock under equity plans	—	0.1
Net cash provided by financing activities	31.0	58.4

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS:	(3.4)	—

Net increase (decrease) in cash and cash equivalents	(140.4)	41.7
Cash and cash equivalents at beginning of period	352.1	265.7

Cash and cash equivalents at end of period	$211.7	$307.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, December 31, 2007	116.9	$116.9	13.8	$(302.0)	$439.0	$1,630.1	$(64.5)	$1,819.5
Net loss	—	—	—	—	—	(46.4)	—	(46.4)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.1)	4.5	(3.2)	—	—	1.3
Amortization of restricted stock grants	—	—	—	—	0.5	—	—	0.5
Purchase of shares for treasury	—	—	—	(0.1)	—	—	—	(0.1)
Cash dividends	—	—	—	—	—	(15.4)	—	(15.4)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance, March 31, 2008	116.9	$116.9	13.7	$(297.6)	$436.3	$1,568.3	$(64.6)	$1,759.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2008	2007

Net loss	$(46.4)	$(37.4)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	7.2	(0.4)
Unrealized gain (loss) on derivative instruments	0.1	(0.1)
Unrealized loss on marketable securities	(8.1)	—
Defined benefit pension plans:
Amortization of prior service cost	0.2	0.2
Amortization of net loss	0.5	0.9
Other comprehensive income (loss), net of tax	(0.1)	0.6

Comprehensive loss, net of tax	$(46.5)	$(36.8)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 9) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2008, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.2 million for the quarter ended March 31, 2008.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. At March 31, 2008, 2,667,557 shares were available under the current stock award plans for stock-based awards. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant.

The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first quarter of the respective years noted:

	2008	2007

Expected stock price volatility	30.0%	29.6%

Expected dividend yield	3.9%	2.6%

Risk-free interest rate	3.0%	4.8%

Expected life of options	5.0 years	4.0 years

Weighted average fair value of options and SSARs granted	$2.84	$5.52

The following table summarizes stock options and SSARs outstanding as of March 31, 2008 as well as activity during the three month period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding options
Options outstanding at January 1, 2008	2,993	$22.02
Options granted	2,571	$15.27
Options exercised	(1)	$7.30
Options cancelled	(210)	$22.01

Options outstanding at March 31, 2008	5,353	$18.90	8.05	0.4

Vested and expected to vest at March 31, 2008	4,287	$9.14	7.76	0.4

Options exercisable at March 31, 2008	1,871	$21.48	5.68	0.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2008. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.

As of March 31, 2008, there was $11.3 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 2.54 years.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to selected senior executives as allowed under LP’s current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period. For all the awards granted after 2005, employee awards vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first quarter of 2008 of $0.3 million.  As of March 31, 2008, there was $1.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 2.07 years.

The following table summarizes incentive share awards outstanding as of March 31, 2008 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Incentive share awards outstanding at January 1, 2008	104,408
Incentive shares awards granted	126,000
Incentive share awards vested	(28,780)
Incentive share awards cancelled	(4,509)

Incentive share awards outstanding at March 31, 2008	197,119	2.07	$1.8
Vested and expected to vest at March 31, 2008	122,261	2.01	$1.1
Incentive share awards exercisable at March 31, 2008	0	0	$—

Restricted Stock

LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. As of March 31, 2008, there was $4.4 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 2.24 years.

The following table summarizes the restricted stock outstanding as of March 31, 2008 as well as activity during the three months then ended.

	Quarter Ended March 31, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted shares
Restricted stock awards outstanding at January 1, 2008	203,480	$25.84
Restricted stock awards granted	192,880	$15.27
Restrictions lapsing	(56,500)	$27.04
Restricted stock awards cancelled	(1,730)	$22.99

Restricted stock awards at March 31, 2008	338,130	$19.63

LP recorded compensation expense related to these awards in the first quarter of 2008 of $0.5 million.

LP annually grants to each director restricted stock or restricted stock units. As of March 31, 2008, LP has 40,060 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2008 related to these grants was $0.04 million.

NOTE 3 - INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method.  The following table summarizes unrealized gains and losses related to these investments as of March 31, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Dollar amounts in millions	Cost	Gains	Losses	Value
March 31, 2008

U.S. treasury and government agency securities	$32.0	$—	$—	$32.0
Commercial paper	78.2	0.1	—	78.3
Corporate obligations	135.2	—	1.2	134.0
Auction rate securities	130.1	—	44.1	86.0
Total marketable securities	$375.5	$0.1	$45.3	$330.3

December 31, 2007

U.S. treasury and government agency securities	$25.0	$—	$—	$25.0
Commercial paper	66.1	0.1	—	66.2
Corporate obligations	142.7	—	0.4	142.3
Auction rate securities	130.9	—	31.4	99.5
Total marketable securities	$364.7	$0.1	$31.8	$333.0

As of March 31, 2008, LP had $130.1 million ($151.8 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages; credit linked notes and bank trust preferred notes.

Consistent with the company’s investment policy guidelines, the ARS investments held by the company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of March 31, 2008 and May 6, 2008, all securities still maintained the original credit ratings from date of purchase and continue to pay interest according to their stated terms.

The estimated market value of the company’s ARS holdings at March 31, 2008 was $86.0 million, which reflects a $65.8 million adjustment to the par value of $151.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP has recorded an unrealized pre-tax loss of $44.1 million ($27.0 million after-tax) as a temporary decline in value that has been recorded in other comprehensive income as a reduction in shareholders’ equity. Of this amount, LP recognized $12.7 million ($7.8 million after-tax) in the first quarter of 2008. LP also recorded in the first quarter of 2008, an other-than-temporary impairment of $0.8 million ($0.5 million after-tax) that was recorded as non-operating income (expense).

LP reviews its marketable securities routinely for other-than-temporary impairment. The primary factors LP used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include whether (i) the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating), (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2008, since LP has the ability and intent to hold these investments until a recovery of fair value, which may be maturity; LP does not consider these investments to have further be other-than-temporarily impairment.

NOTE 4 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, LP adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value (FV), provides guidance on how to measure FV under generally accepted accounting principles, and expands FV measurement disclosures.   LP’s adoption of SFAS 157 did not have an impact on its consolidated financial position and results of operations.

SFAS 157 defines FV as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a FV hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Under this standard, LP is required to classify these assets into two groups: recurring – measured on a periodic basis and non-recurring – measured on an as needed basis.

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3

Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

Assets measured at fair value on a recurring basis are summarized in the following table.

Dollar amounts in millions	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$567.3	$68.6	$412.7	$86.0

Trading securities	18.3	2.0	—	16.3

Derivatives	1.3	—	1.3	—

Total	$586.9	$70.6	$414.0	$102.3

Available for sale securities measured at fair value are recorded in cash and cash equivalents, short-term investments, long-term investments and restricted cash on LP’s condensed consolidated balance sheets.  Included in available for sale securities are money market funds, U.S. government agency securities, commercial paper, corporate debt obligations and auction rate securities.

Money market funds are valued at quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date which represent Level 1 inputs.  Government agency securities, commercial paper and corporate obligations are determined by evaluations based on observable market information from broker or dealer quotations which represent Level 2 inputs.

Due to the lack of observable market quotes on LP’s auction rate securities (ARS) portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Trading securities consist of rabbi trust and grantor trust financial assets which are recorded in other assets in LP’s condensed consolidated balance sheets.  The rabbi trust holds the assets of the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (EDC), a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds.  The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotes, which represent Level 1 inputs.

The grantor trust provides funds for benefits payable under LP’s Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan that provides supplemental retirement benefits to key executives.  The assets of the grantor trust, which are the cash surrender value of corporate-owned life insurance, are invested in index funds which are reported at fair value based on the underlying share prices provided by the third party insurance carrier which represents Level 3 inputs.

Derivatives are valued using quoted forward foreign exchange prices or quoted commodity index prices, depending upon the derivative, at the reported date which represent Level 2 inputs.  These derivatives are included within the balances shown under Investments in and advances to affiliaties” or “Accounts payable and accrued liabilites” on LP’s condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007.

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Available for sale securities	Trading securities	Total

Balance at January 1, 2008	$99.5	$17.1	$116.6
Total realized/unrealized losses
Included in other-than-temporary investment impairment	(0.8)	—	(0.8)
Included in investment income	—	(0.8)	(0.8)
Included in other comprehensive loss	(12.7)	—	(12.7)
Balance at March 31, 2008	$86.0	$16.3	$102.3

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at the reporting date	$(0.8)	$(0.8)	$(1.6)

NOTE 5 – EARNINGS PER SHARE

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, stock settled stock appreciation rights (SSARs), restricted stock units and restricted common stock.

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

	Quarter Ended March 31,
Dollar and share amounts in millions, except per share amounts	2008	2007
Numerator:
Income attributed to common shares:
Loss from continuing operations	$(45.9)	$(36.1)
Loss from discontinued operations	(0.5)	(1.3)
Net loss	$(46.4)	$(37.4)

Denominator:
Basic - weighted average common shares outstanding	102.9	104.1
Dilutive effect of stock plans	—	—
Diluted shares outstanding	102.9	104.1

Basic earnings per share:
Loss from continuing operations	$(0.45)	$(0.35)
Loss from discontinued operations	—	(0.01)
Net loss per share	$(0.45)	$(0.36)

Diluted earnings per share:
Loss from continuing operations	$(0.45)	$(0.35)
Loss from discontinued operations	—	(0.01)
Net loss per share	$(0.45)	$(0.36)

Stock options and SSARs to purchase approximately 4.2 million shares at March 31, 2008 and 3.6 million shares at March 31, 2007 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations.

NOTE 6 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2008	December 31, 2007

Logs	$61.8	$47.4
Other raw materials	27.5	27.5
Finished products	131.0	132.3
Supplies	7.7	8.1
LIFO reserve	(3.2)	(3.2)
Total	$224.8	$212.1

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	0.2	0.2
Finished products	4.2	5.7
Supplies	0.1	0.1
Total	$4.5	$6.0

NOTE 7 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At March 31, 2008 and 2007, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

Sales and losses for these businesses are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2008	2007

Sales	$1.0	$11.4

Loss from discontinued operations, net of tax	$(0.5)	$(1.3)

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 are as follows:

Dollar amounts in millions	March 31, 2008	December 31, 2007

Inventories	$4.5	$6.0

Property, plant and equipment	11.9	11.9
Accumulated depreciation	(6.9)	(6.9)
Net, property, plant and equipment	5.0	5.0

Total assets of discontinued operations	$9.5	$11.0

NOTE 8 – INCOME TAXES

Accounting standards require that income tax expense for interim periods be determined by applying the estimated annual effective income tax rate, by income component, to year-to-date income or loss at the end of each quarter, then adding or subtracting the impact of any changes in reserve requirements or statutory tax rate changes, if any. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. For the quarters ended March 31, 2008 and 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relate to our foreign debt structure, state income taxes and deductible foreign income taxes.

The components and associated estimated effective income tax rates applied to the quarters ended March 31, 2008 and 2007 are as follows:

	Quarter Ended March 31,
	2008		2007
Dollar amounts in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(35.9)	44%	$(31.3)	46%
Discontinued operations	(0.3)	39%	(0.9)	39%
	$(36.2)	44%	$(32.2)	46%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada and Chile. Federal income tax examinations for the years through 2004 have been effectively settled and audits for 2005 and 2006 began in the fourth quarter of 2007. We are subject to state and local income tax examinations for the tax years 2000 through

2006. Canadian returns have been audited through 1999 and Revenue Canada commenced an examination of the years 2002 through 2004 in the second quarter of 2007.

NOTE 9 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter ended March 31 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2008	2007

Gain on insurance recovery	$5.8	$—
Insurance settlement	0.7	—
Additions to product related contingency reserves	(2.5)	—
	$4.0	$—

In the first quarter of 2008, LP recorded a net gain of $4.0 million associated with product related warranty reserves and insurance settlements associated with LP’s hardboard class action suit and other associated hardboard siding liabilities.

NOTE 10 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components on “Gain (loss) on sale or impairment of long-lived assets” in the Condensed Consolidated Statements of Income for the quarters ended March 31, 2008 and 2007 are reflected in the following table:

	Quarter Ended March 31,
Dollar amounts in millions	2008	2007

Gain (loss) on sale of long-lived assets	$0.4	$(0.5)
Impairment charges on long-term assets	—	(5.0)
	$0.4	$(5.5)

In the first quarter of 2007, LP recorded an impairment charge of $5.0 million on a sawmill located in Quebec that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

NOTE 11 – INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	March 31, 2008	December 31, 2007

Investments accounted for under the equity method	$152.5	$153.7
Investments accounted for under the cost method	44.5	44.5
Total	$197.0	$198.2

At March 31, 2008, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

	Ownership%

U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products

AbitibiBowater – LP	50%	Established to construct and operate I-Joist facilities in Eastern Canada

Canfor – LP	50%	Established to construct and operate an OSB facility in British Columbia, Canada

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended March 31, 2008 and 2007, LP sold $1.6 million and $3.2 million of products to AbitibiBowater-LP and purchased $8.5 million and $14.9 million of I-joist from AbitibiBowater-LP. LP also purchased $13.4 million and $17.8 million of OSB from Canfor-LP during the quarters ended March 31, 2008 and 2007.

NOTE 12 – LEGAL AND ENVIRONMENTAL MATTERS

Certain environmental matters and legal proceedings are discussed below.

Environmental Matters

LP is involved in a number of environmental proceedings and activities, and it may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which we have conducted operations or disposed of wastes. Based on the information currently available, LP believes that any fines, penalties or other costs or losses resulting from these matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the United States District Court for the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by LP and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals vacated the District Court’s injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. We timely filed our notice of appeal to the Minnesota State Court of Appeals. On February 5, 2008, the Minnesota State Court of Appeals reversed the $11.2 million judgment entered against LP on December 22, 2006. Lesters timely appealed the Minnesota State Court of Appeals’ decision, and the Minnesota State Supreme Court has granted review. Based upon the information currently available, LP believes that any further liability related to this case is remote and, accordingly, has not recorded any accrual with respect to its potential exposure.

Lockhart Wood Treatment Facility

In 2004, LP received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom LP acquired the facility in 1983. LP, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the first quarter of 2006, plaintiffs’ attorneys filed 19 separate lawsuits on behalf of 1,429 plaintiffs. Each of these cases was filed in, or removed to, the United States District Court for the Middle District of Alabama, which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al, CV 2:06-CV-00083-LES-CSC. After extensive motion practice and the beginning of discovery, Pactiv and plaintiffs have agreed to a tentative settlement. In addition, LP has agreed to a tentative settlement pursuant to which LP would make a payment of $7.75 million to resolve this matter subject to reaching agreement on the terms of a full and final release of all claims by all plaintiffs. LP accrued the amount of this tentative settlement in the fourth quarter of 2007.

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

The plaintiffs in both amended and consolidated complaints described above moved for and received class certification and seek treble damages in unspecified amounts alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. The plaintiffs in the indirect purchaser complaint also seek similar remedies under individual state anti-trust and competition laws as well as consumer protection laws. LP believes that the claims asserted are without merit, and intends to defend this matter vigorously. LP is unable to predict the potential financial impact of these actions.

Other Proceedings

LP is party to other legal proceedings. Based on the information currently available, LP believes that the resolution of such proceedings will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

NOTE 13 – SELECTED SEGMENT DATA

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Quarter Ended March 31,
Dollar amounts in millions	2008	2007

Net sales:
OSB	$154.9	$188.9
Siding	107.1	104.1
Engineered Wood Products	60.6	80.2
Other	28.6	23.8
Less: Intersegment sales	(1.8)	(2.4)
	$349.4	$394.6

Operating profit (loss):
OSB	$(62.1)	$(64.5)
Siding	0.3	9.4
Engineered Wood Products	(8.1)	6.4
Other	(2.5)	2.4
Other operating credits and charges, net	4.0	—
Gain (loss) on sales or impairment of long-lived assets	0.4	(5.5)
General corporate and other expenses, net	(24.0)	(22.9)
Foreign currency gains (losses)	9.4	(2.8)
Other than temporary impairment of investments	(0.8)	—
Investment income	12.8	20.4
Interest expense, net of capitalized interest	(11.2)	(10.3)
Loss from operations before income taxes	(81.8)	(67.4)
Benefit for income taxes	(35.9)	(31.3)
Loss from continuing operations	$(45.9)	$(36.1)

NOTE 14 – POTENTIAL IMPAIRMENTS

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

Subsequent to March 31, 2008, LP entered into substantive discussions with a buyer to sell a non operating manufacturing complex in Quebec, Canada. Should these discussions result in the sale of this permanently curtailed complex, LP may be required to record an impairment on these assets.

NOTE 15 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	March 31, 2008	December 31, 2007

Environmental reserves	$8.5	$9.4
Hardboard siding reserves	12.0	12.8
Other reserves	7.9	9.4
Total contingency reserves	28.4	31.6
Current portion of contingency reserves	(15.8)	(15.8)
Long-term portion of contingency reserves	$12.6	$15.8

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated a settlement agreement relating to a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 16 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarters ended March 31, 2008 and 2007. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2008	2007

Service cost	$2.5	$2.5
Interest cost	4.5	4.0
Expected return on plan assets	(5.4)	(4.7)
Amortization of prior service cost	0.3	0.3
Amortization of net loss	0.7	1.5
Net periodic pension cost	$2.6	$3.6

Through March 31, 2008, LP recognized $2.6 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $7.8 million of pension expense in the remainder of 2008 for a total of $10.4 million.

Through March 31, 2008, LP made $0.4 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates making up to $0.9 million of additional pension contributions for the plans during the remainder of 2008 for a total of $1.3 million.

NOTE 17 – GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 20 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of LP’s guarantees and indemnifications.

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first quarter of 2008 and 2007 are summarized in the following table:

Dollar amounts in millions	March 31, 2008	March 31, 2007

Beginning balance, December 31,	$26.2	$28.8
Accrued to expense	0.4	0.9
Payments made	(1.5)	(1.2)
Total warranty reserves	25.1	28.5
Current portion of warranty reserves	(7.0)	(7.0)
Long-term portion of warranty reserves	$18.1	$21.5

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 18 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (FASB) finalized SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 were applied prospectively to fair value measurements and disclosures in the first quarter of 2008 to recurring financial assets and liabilities and did not have an impact on the company’s Consolidated Financial Statements. The provisions of SFAS 157 related to nonrecurring nonfinancial assets and liabilities will be applied prospectively to fair value measurements and disclosures in the first quarter of 2009 and is not expected to have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, (SFAS 159).” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The company adopted this Statement as of January 1, 2008 and it did not have an impact on the company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective on a prospective basis for annual periods beginning after December 15, 2008, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. LP is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. LP is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and we have a modest export business for some of our specialty building products. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile.

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for about 44% of sales during the quarter ended March 31, 2008 and about 48% of sales in the quarter ended March 31, 2007.

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. In the first quarter of 2008, the U.S. Department of Census reported that actual single and multi-family housing starts were about 30% lower than the first quarter of 2007.We believe that the reduced level of building is due to the increase in the inventory of homes for sale coupled with a much more restrictive mortgage market. Additionally, the reduction in home values and the large amount of variable rate mortgages that are resetting has increased the number of foreclosures, which add to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of purchases increases.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future. However, industry analysts have predicted that the expectation of new capacity coupled with significantly lower new housing activity will likely lead to continued lower pricing for the next twelve to eighteen months.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007 is a discussion of our significant accounting policies and significant accounting estimates and judgments. The discussion of each of the policies and estimates outlines the specific accounting treatment related to each of these accounting areas.

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $3.2 million higher if the LIFO inventories were valued at average cost as of March 31, 2008.

Property, plant and equipment. We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Significant Accounting Estimates And Judgments

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2008, these significant accounting estimates and judgments include:

Auction Rate Securities:  Auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, a dividend-yielding preferred stock or other similar instruments. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction-rate securities in current available-for-sale securities. As of March 31, 2008 we held auction-rate securities which had experienced a failed reset process. Consequently, we have classified $86 million ($151.8 million, par value) of auction-rate securities as long-term available-for-sale securities.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from issuing banks. During the quarter ended March 31, 2008, we recorded a temporary unrealized holding loss on these securities of $12.7 million that is recorded, net of tax, as a separate component of accumulated other comprehensive income and we recorded an other-than-temporary impairment of $0.8 million that is recorded as non-operating income (expense). In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies.  Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2008, we excluded from our estimates approximately $0.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2008, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Pension Plans.  Most of our U.S. employees and some of our Canadian employees participate in defined benefit pension plans sponsored by LP.  We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements.  While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 13 of the Notes to the financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

(Dollar amounts in tables in millions)

Our net loss for the first quarter of 2008 was $46.4 million, or $0.45 per diluted share, on sales of $349.4 million, compared to net loss for the first quarter of 2007 of $37.4 million, or $0.36 per diluted share, on sales of $394.6 million. For the first quarter of 2008, loss from continuing operations was $45.9 million, or $0.45 per diluted share, compared to loss from continuing operations of $36.1 million, or $0.35 per diluted share, for the first quarter of 2007.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2008	2007	Change
Net sales	$154.9	$188.9	(18)%
Operating losses	$(62.1)	$(64.5)	4%

Depreciation, amortization and cost of timber harvested	$14.1	$16.7

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 are as follows:

	Quarter Ended March 31,
	2008 versus 2007
	Average Net	Unit
	Selling Price	Shipments

Commodity OSB	(4)%	(15)%

OSB prices were relatively consistent between the first quarter of 2008 and the corresponding period of 2007. The weakened price as compared to cycle average pricing is due to dramatically lower housing demand coupled with increased industry capacity in OSB. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $6 million for the quarter.  As compared to the corresponding period of 2007, the decline in sales volume was primarily due to the curtailment of our Silsbee, TX operation in the fourth quarter of 2007 (which likely will not run in 2008 or 2009) as well as other production curtailments to balance supply and demand.

Compared to the first quarter of 2007, the primary factors, along with the reduced sales price, for decreased operating profits was the increase in our Canadian dollar denominated manufacturing costs and curtailed operations. The Canadian dollar has strengthened significantly since the first quarter 2007, which causes our Canadian production costs stated in U.S. dollars to increase.  Offsetting this increase was reduction of wood costs in certain regions and improvement of wood yields.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2008	2007	Change
Net sales	$107.1	$104.1	3%
Operating profits	$0.3	$9.4	(97)%
Depreciation, amortization and cost of timber harvested	$5.8	$4.9

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2008	2007	Change
SmartSide siding	$67.3	$78.1	(14)%
Commodity OSB	8.9	5.5	62%
Canexel siding and other hardboard related
products	30.9	20.5	51%
Total	$107.1	$104.1	3%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 are as follows:

	Quarter Ended March 31,
	2008 versus 2007
	Average Net	Unit
	Selling Price	Shipments

SmartSide siding	1%	(9)%
Commodity OSB	2%	74%
Canexel siding and other hardboard related products	17%	22%

For the first quarter of 2008 compared to the corresponding period in the prior year, sales volume decreased in our SmartSide siding products as a result of reduced demand due to significantly reduced housing starts. Sales prices in our SmartSide siding product line remained relatively flat as compared to the corresponding period in the prior year.  In our Canexel  product line, sales volumes increased because of our expanded marketing efforts in the Northeastern United States. Additionally, for Canexel, sales prices increased as compared to the same period of last year increased due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada.

Overall, decline in operating results for our siding segment for the first quarter of 2008 compared to the same period of 2007 was primarily due to reduced sales in our SmartSide product line, losses on OSB sales and increased manufacturing costs at one of our siding mills as we made some technological changes in our manufacturing processes.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) (began production in first quarter of 2008) and other related products.  This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater JV or under an exclusive sales arrangement with Murphy Plywood.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended March 31,
	2008	2007	Change
Net sales	$60.6	$80.2	(24)%
Operating profits (losses)	(8.1)	$6.4	(227)%
Depreciation, amortization and cost of timber harvested	$3.9	$3.8

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2008	2007	Change
LVL	$24.2	$34.8	(31)%
I-Joist	20.7	32.3	(36)%
Related products	15.7	13.1	20%
Total	$60.6	$80.2	(24)%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 are as follows:

	Quarter Ended March 31,
	2008 versus 2007
	Average Net	Unit
	Selling Price	Shipments

LVL	(6)%	(26)%
I-Joist	(4)%	(32)%

During the first quarter of 2008, we saw reductions in sales volumes in both LVL and I-Joist. These declines are attributed to a slowdown in the housing market.  Net average selling prices declined as we continued to see price pressure caused by lower demand.  Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. During the first quarter of 2008, this segment absorbed the start-up losses attributable to the Houlton, Maine LSL mill as we incurred all of the expenses associated with the start-up but did not produce saleable product.

For the first quarter of 2008 compared to the corresponding period in the prior year, the results of operations for EWP were lower primarily due to lower sales volume which increased our conversion costs and reductions in sales prices and start up costs associated with our Houlton LSL mill. Additionally, we saw increases in raw materials costs for veneer while OSB and lumber cost remained relatively consistent with the prior year.

OTHER PRODUCTS

Our other products category includes our moulding business, Chilean operations, export sales and our joint venture that produces and sells cellulose insulation.  Additionally, this category includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended March 31,
	2008	2007	Change
Net sales	$28.6	$23.8	20%
Operating profits (losses)	$(2.5)	$2.4	(204)%
Depreciation, amortization and cost of timber harvested	$2.7	$3.1

Sales in this category are as follows:

	Quarter Ended March 31,
	2008	2007	Change
Moulding	$8.8	$9.1	(3)%
Chilean operation	12.0	10.5	14%
Export sales	5.9	2.3	157%
Other	1.9	1.9	(0)%
Total	$28.6	$23.8	20%

For the first quarter of 2008 compared to the first quarter of 2007, our sales in our moulding operations declined slightly due to the overall slowing in the repair and remodeling market while our sales in Chile increased as we continued to penetrate local South American markets and began producing at our second mill in Chile. Additionally,  we saw a significant increase in our export sales during the quarter as compared to the same quarter in the prior year as the weakened U.S. dollar has made U.S. products more competitive.

Overall, operating profits associated with these activities were lower compared to the first quarter of 2007 primarily due to our Chilean operations which was impacted by the administrative costs associated with the new mill start-up in Chile, lower sales prices due to competition from imported OSB and lower results in our U.S. Greenfiber joint venture due to weakness in their contractor business and increased raw material costs.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2008 compared to the same period in 2007, general corporate expenses increased slightly. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in the first quarter of

2008 as compared to the same period in 2007 resulted from higher sales and marketing costs as we have added additional personnel to continue increase market share.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the first quarter of 2008 was lower than in the corresponding periods of 2007 due to lower cash balances as well as lower interest rates. Interest expense was higher in the first quarter of 2008 as compared to 2007 due to higher loan balances on our Canadian facility. Capitalized interest is slightly lower due to the completion of our Clarke County OSB mill in the fourth quarter of 2007. Components of investment income, net of interest expense, are as follows:

	Quarter Ended March 31,
	2008	2007
Investment income	$12.8	$20.4
Interest expense	(13.7)	(13.2)
Capitalized interest	2.5	2.9
Total	$1.6	$10.1

DISCONTINUED OPERATIONS

Included in discontinued operations for the first quarter of 2008 and 2007 are the results of the operations of mills that have been or are to be divested. At March 31, 2008, we had one decking facility classified as discontinued.  For the first quarter of 2008 and 2007, the loss on discontinued operations relates to our decking operations as well as residual losses from previously discontinued operations.

INCOME TAXES

Accounting standards require that income tax expense for interim periods be determined by applying the estimated annual effective income tax rate,  by income component, to year-to-date income or loss at the end of each quarter, then adding or subtracting the impact of any changes in reserve requirements or statutory tax rate changes, if any.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.  For the quarters ended March 31, 2008 and 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on continuing operations relate to our foreign debt structure, state income taxes and deductible foreign income taxes.

The components and associated estimated effective income tax rates applied to the quarters ended March 31 are as follows:

	Quarter Ended March 31,
	2008		2007
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(35.9)	44%	$(31.3)	46%
Discontinued operations	(0.3)	39%	(0.9)	39%
	$(36.2)	44%	$(32.2)	46%

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions.  Our foreign subsidiaries are subject to income tax in Canada and Chile. Federal income tax examinations for the years through 2004 have been effectively settled and audits for 2005 and 2006 began in the fourth quarter of 2007. We are subject to state and local income tax examinations for the tax years 2000 through 2006. Canadian returns have been audited through 1999 and Revenue Canada commenced an examination of the years 2002 through 2004 in the second quarter of 2007.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006.  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  We estimate that our net periodic pension cost for 2008 will be approximately $10.4 million.  This estimate assumes that we will have no curtailment or settlement expenses in 2008.  If a curtailment or settlement does occur in 2008, this estimate may change significantly.  We estimate that we will contribute approximately $1.3 million to our defined benefit pension plans in 2008.  As of March 31, 2008, we had contributed approximately $0.4 million to these plans. At December 31, 2007, we had $36.0 million of net actuarial loss and $5.2 million of prior service cost included in accumulated other comprehensive loss.  Of these amounts, we expect to recognize a net actuarial loss of $2.8 million and prior service cost of $1.2 million as components of net periodic pension cost in 2008, which will account for approximately 38% of our estimated 2008 net periodic pension cost.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2007, Note 18 to the Notes to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2008	December 31, 2007
Completed claims received	53,200	50,200
Completed claims pending	1,300	1,000
Claims dismissed	10,500	10,200
Claims settled	41,400	39,000

The average payment amount for settled claims as of March 31, 2008 and December 31, 2007 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first quarter of 2008, we used $109 million of cash in operating activities compared to $104 million in the first quarter of 2007. The increase in cash used in operations in the first quarter of 2008 was primarily a result of lower operating profits.

INVESTING ACTIVITIES

During the first quarter of 2008, we used approximately $59 million in investing activities. Capital expenditures in the first quarter were $37 million and related primarily to the costs associated with our LSL facility in Houlton, Maine. Additionally, we contributed $5 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $102 million to purchase investments with maturities in excess of 90 days and received $91 million on the sale of these types of investments.  Additionally, included in accounts payable is $27.2 million related to capital expenditures that have not yet been paid as of March 31, 2008.

During the first quarter of 2007, cash provided by investing activities provided approximately $88 million. Capital expenditures in the first quarter were $58 million and related primarily to costs associated with our OSB mill in Alabama. Additionally, we contributed $6 million to our OSB joint venture with Canfor Corporation and our I-joist joint venture with AbitibiBowater for working capital requirements. We also used approximately $703 million to purchase investments with maturities in excess of 90 days and received $860 million on the sale of these types of investments.  Additionally, included in accounts payable is $4.9 million related to capital expenditures that have not yet been paid as of March 31, 2007.

Capital expenditures for existing facilities and investments in existing joint ventures for 2008 are expected to total about $100 to $120 million. Planned expenditures for 2008 include the completion of the Houlton LSL and Clarke County OSB mills and various projects to improve operations or expand product capabilities.

FINANCING ACTIVITIES

In the first quarter of 2008, net cash provided by financing activities was $31 million. We borrowed $38.5 million under a credit facility to support general operating requirements in our Canadian locations and borrowed $8 million under a long term credit facility to fund our Chilean expansion. Additionally, in the first quarter of 2008, we paid cash dividends of $15.4 million.

In the first quarter of 2007, net cash provided by financing activities was $58.4. We borrowed $66 million under a credit facility to support general operating requirements in our Canadian locations and borrowed $8.0 under along term credit facility to fund our Chilean expansion. Additionally, in the first quarter of 2007, we paid cash dividends of $15.6 million.

CREDIT FACILITIES

We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million.  Based upon recent financial performance, the facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. At March 31, 2008, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce our borrowing capacity, totaled approximately $33.3 million as of March 31, 2008 and were cash collateralized with $34.9 million.

We also have a $10 million (Canadian) line of revolving credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2008. Based upon recent financial performance, the facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of March 31, 2008 and were cash collateralized with $0.9 million.

We have a $100 million (Canadian or US) credit facility in Canada. The facility allows us to finance general operating requirements. At March 31, 2008, we had $83.7 million outstanding under this facility. This amount is included in LP’s Condensed Consolidated Balance Sheet under the caption “short-term notes payable”.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million.  LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015.   The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile.  At March 31, 2008, there was $33 million outstanding under this facility.  Borrowings under the facility were secured.

OTHER LIQUITITY MATTERS

As of March 31, 2008, we had $86.0 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of March 31, 2008 and May 6, 2008, all securities still maintained the original credit ratings from date of purchase and continue to pay interest according to their stated terms.  The below table provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of March 31, 2008	Amortized cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003
Collaterized Debt Obligation	25.6	2003 - 2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006
Total	$151.8

The estimated market value of our ARS holdings at March 31, 2008 was $86.0 million, which reflects a $65.8 million adjustment to the principal value of $151.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks, we recorded an unrealized pre-tax loss of $12.7 million ($7.8 million after-tax) as a temporary decline in value that has been recorded in other comprehensive income as a reduction in shareholders’ equity and we recorded an other-than-temporary impairment of $0.8 million ($0.5 million after-tax) that is recorded as non-operating income (expense).

Historically, given the liquidity created by the auctions, ARS were presented as current assets under marketable securities on our balance sheet. Given the failed auctions, our ARS are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining ARS has been reclassified from current to non-current assets on our balance sheet.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow. We believe that based on the company’s current cash, cash equivalents and marketable securities balances at March 31, 2008 and other available liquidity, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

The following details our debt ratings as of May 6, 2008:

	Moody’s Investor Service	Standard & Poor’s

Senior Notes	Ba2	BBB-

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

Subsequent to March 31, 2008, we entered into substantive discussions with a buyer to sell a non operating manufacturing complex in Quebec, Canada.  Should these discussions result in the sale of this permanently curtailed complex, we may be required to record an impairment on these assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2008, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.2 million annually.

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

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarters ended March 31, 2008 and 2007.

	Quarter Ended March 31,
	2008	2007

Oriented strand board, million square feet 3/8” basis (1)	1,067	1,350

Oriented strand board, million square feet 3/8” basis (produced by non-commodity OSB mills)	113	41

Wood-based siding, million square feet 3/8” basis	213	242

Engineered I-Joist, million lineal feet (1)	18	35

Laminated veneer lumber (LVL), thousand cubic feet (1)	1,516	2,166

(1) Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006	210
2007 1st Qtr. Avg.	146
2008 1st Qtr. Avg	138

Source:  Random Lengths

PART II -OTHER INFORMATION

Item 1. Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 15 – Contingency Reserves” is incorporated herein by reference.

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality.  This cyclicality is influenced by a number of factors, including longer-term interest rates, which in recent years have been at relatively low levels, and the availability of mortgage financing, which has recently declined.  A significant increase in longer-term interest rates, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products.  In addition, our products are subject to competition from manufacturers worldwide.  Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products.  Product pricing is significantly affected by the relationship between supply and demand in the building products industry.  Product supply is influenced primarily by fluctuations in available manufacturing capacity.  Demand is affected by the state of the economy in general and a variety of other factors.  The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products.  Demand is also subject to fluctuations due to changes in economic conditions, interest rates, a prolonged decline in the availability of mortgage financing, population growth, weather conditions and other factors.  We are not able to predict with certainty market conditions and selling prices for our products.  We cannot assure you that prices for our products will not decline from current levels.  A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

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

We are involved in various environmental matters and product liability and other legal proceedings.  The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants.  In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving anti-trust, warranty or non-warranty product liability claims and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use or release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs.  We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount.  However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties.  We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly.  However, no estimate of the range of any such change can be made at this time.  We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established.  We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

LP held its annual meeting on May 1, 2008, at which the stockholders of LP voted on the following:

The election of two Class II directors for LP with terms expiring at the Annual Meeting of Stockholders in 2011, and ratification of independent auditors.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld

E. Gary Cook	86,572,541	1,326,646

Kurt M. Landgraf	86,604,018	1,295,168

2. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN

SHARES	87,176,492	605,533	114,159

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

LOUISIANA-PACIFIC CORPORATION

Date: May 6, 2008	BY: RICHARD W. FROST

Richard W. Frost
Chief Executive Officer

Date: May 6, 2008	BY: CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer

(Principal Financial Officer)