Form 10-Q
period 2008-06-30
LOUISIANA-PACIFIC CORP
filed 2008-08-04
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2008
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

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,293,100 shares of Common Stock, $1 par value, outstanding as of August 1, 2008.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products, including the effects of industry-wide increases in manufacturing capacity;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, EURO, Brazilian real and the Chilean peso;

•	prolonged illiquidity in the market for auction-rate securities held by us for investment;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond our control.

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

Item 1.    Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$387.0	$461.2	$736.4	$855.8
Operating costs and expenses:
Cost of sales	375.0	437.6	747.8	829.3
Depreciation, amortization and cost of timber harvested	26.8	27.4	53.4	55.9
Selling and administrative	39.1	38.3	79.2	78.5
(Gain) loss on sale or impairment of long-lived assets	0.1	(0.3)	(0.3)	5.2
Other operating credits and charges, net	70.1	(19.2)	66.1	(19.2)
Total operating costs and expenses	511.1	483.8	946.2	949.7

Loss from operations	(124.1)	(22.6)	(209.8)	(93.9)

Non-operating income (expense):
Foreign currency exchange gain (loss)	(5.1)	(12.7)	4.3	(15.5)
Other than temporary investment impairment	(1.7)	—	(2.5)	—
Interest expense, net of capitalized interest	(12.7)	(9.7)	(23.9)	(20.0)
Investment income	10.6	23.4	23.4	43.8
Total non-operating income (expense)	(8.9)	1.0	1.3	8.3

Loss before taxes and equity in earnings of unconsolidated affiliates	(133.0)	(21.6)	(208.5)	(85.6)
Benefit for income taxes	(56.8)	(10.9)	(92.7)	(42.2)
Equity in loss of unconsolidated affiliates	3.2	4.9	9.5	8.2

Loss from continuing operations	(79.4)	(15.6)	(125.3)	(51.6)

Discontinued operations:
Loss from discontinued operations before income taxes	(2.3)	(12.6)	(3.1)	(14.8)
Income tax benefit	(0.9)	(4.9)	(1.2)	(5.8)
Loss from discontinued operations	(1.4)	(7.7)	(1.9)	(9.0)

Net loss	$(80.8)	$(23.3)	$(127.2)	$(60.6)

Net loss per share of common stock (basic):
Loss from continuing operations	$(0.77)	$(0.15)	$(1.22)	$(0.50)
Loss from discontinued operations	(0.02)	(0.07)	(0.02)	(0.08)
Net loss per share - basic	$(0.79)	$(0.22)	$(1.24)	$(0.58)

Net loss per share of common stock (diluted):
Loss from continuing operations	$(0.77)	$(0.15)	$(1.22)	$(0.50)
Loss from discontinued operations	(0.02)	(0.07)	(0.02)	(0.08)
Net loss per share - diluted	$(0.79)	$(0.22)	$(1.24)	$(0.58)

Cash dividends per share	$0.15	$0.15	$0.30	$0.30

Average shares of stock outstanding - basic	102.9	104.2	102.9	104.1
Average shares of stock outstanding - diluted	102.9	104.2	102.9	104.1

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$169.4	$352.1
Short-term investments	163.4	180.1
Receivables, net	264.2	243.1
Inventories	206.8	212.1
Prepaid expenses and other current assets	9.6	7.6
Deferred income taxes	17.8	0.5
Current portion of notes receivable from asset sales	20.0	74.4
Current assets of discontinued operations	3.5	6.0
Total current assets	854.7	1,075.9

Timber and timberlands	59.2	64.1
Property, plant and equipment	2,368.3	2,257.7
Accumulated depreciation	(1,228.0)	(1,180.9)
Net property, plant and equipment	1,140.3	1,076.8

Goodwill, net of amortization	277.8	273.5
Notes receivable from asset sales	258.6	258.6
Restricted cash	73.2	61.2
Long-term investments	105.8	152.9
Investments in and advances to affiliates	193.4	198.2
Other assets	58.0	63.1
Long-term assets of discontinued operations	5.0	5.0
Total assets	$3,026.0	$3,229.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$123.6	$127.6
Short-term notes payable	33.4	45.2
Accounts payable and accrued liabilities	195.8	222.1
Current portion of limited recourse notes payable	20.0	73.5
Current portion of deferred tax liabilities	4.4	4.4
Current portion of contingency reserves	67.8	15.8
Total current liabilities	445.0	488.6

Long-term debt, excluding current portion:
Limited recourse notes payable	253.3	253.3
Other long-term debt	244.5	232.5
Total long-term debt, excluding current portion	497.8	485.8

Deferred income taxes	308.2	340.0
Other long-term liabilities	84.2	79.6
Contingency reserves, excluding current portion	21.9	15.8
Minority interest	18.6	—
Commitments and contingencies
Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	438.1	439.0
Retained earnings	1,471.9	1,630.1
Treasury stock	(297.3)	(302.0)
Accumulated comprehensive loss	(79.3)	(64.5)
Total stockholders’ equity	1,650.3	1,819.5
Total liabilities and equity	$3,026.0	$3,229.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127.2)	$(60.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	53.4	57.7
Loss from unconsolidated affiliates	9.5	8.2
(Gain) loss on sale or impairment of long-lived assets	(0.3)	14.2
Stock-based compensation expense related to stock plans	4.9	3.3
Other operating credits and charges, net	72.2	—
Exchange (gain) loss on remeasurement	(9.1)	19.1
Cash settlement of contingencies	(9.6)	(6.9)
Pension (payments) expense, net	6.2	(2.1)
Other than temporary impairment on investments	2.5	—
Other adjustments, net	1.6	(6.1)
Increase in receivables	(23.5)	(20.2)
(Increase) decrease in inventories	11.0	(0.7)
Increase in prepaid expenses	(1.6)	(1.9)
Decrease in accounts payable and accrued liabilities	(6.7)	(14.4)
(Decrease) increase in deferred income taxes	(38.4)	0.5
Net cash used in operating activities	(55.1)	(9.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(75.9)	(132.3)
Purchase of a business	(44.6)	—
Investments in and advances to joint ventures	(4.2)	(4.9)
Receipt of proceeds from notes receivable	54.4	—
Cash paid for purchase of investments	(172.9)	(1,538.1)
Proceeds from sales of investments	209.3	1,669.4
Decrease in restricted cash under letters of credit and credit facility requirements	(12.0)	(10.8)
Other investing activities	1.1	2.0
Net cash used in investing activities	(44.8)	(14.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	12.0	13.0
Repayment of debt	(53.6)	(0.2)
Net borrowings (repayments) under revolving credit agreements	(11.8)	29.6
Sale of common stock under equity plans	—	2.7
Payment of cash dividends	(31.0)	(31.4)
Net cash provided by (used in) financing activities	(84.4)	13.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1.6	0.9

Net decrease in cash and cash equivalents	(182.7)	(10.0)
Cash and cash equivalents at beginning of period	352.1	265.7

Cash and cash equivalents at end of period	$169.4	$255.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, December 31, 2007	116.9	$116.9	13.8	$(302.0)	$439.0	$1,630.1	$(64.5)	$1,819.5
Net loss	—	—	—	—	—	(127.2)	—	(127.2)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	4.7	(2.0)	—	—	2.7
Amortization of restricted stock grants	—	—	—	—	1.1	—	—	1.1
Purchase of shares for treasury	—	—	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(31.0)	—	(31.0)
Other comprehensive loss	—	—	—	—	—	—	(14.8)	(14.8)
Balance, June 30, 2008	116.9	$116.9	13.6	$(297.3)	$438.1	$1,471.9	$(79.3)	$1,650.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(80.8)	$(23.3)	$(127.2)	$(60.6)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8.0)	(1.6)	(0.8)	(2.0)
Unrealized gain (loss) on derivative instruments	0.3	—	0.4	(0.1)
Unrealized loss on marketable securities	(7.6)	—	(15.7)	—
Defined benefit pension plans:
Amortization of prior service cost	0.2	0.2	0.4	0.4
Amortization of net loss	0.4	0.9	0.9	1.8
Other comprehensive income (loss), net of tax	(14.7)	(0.5)	(14.8)	0.1

Comprehensive loss, net of tax	$(95.5)	$(23.8)	$(142.0)	$(60.5)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 11) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.  For those consolidated subsidiaries in which LP’s ownership interest is less than 100%, the outside shareholders’ interests are shown as minority interest. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – STOCK-BASED COMPENSATION

For the quarters ended June 30, 2008 and 2007, the total compensation expense related to LP’s stock-based compensation plans was $2.7 million and $1.7 million. For the six month periods ended June 30, 2008 and 2007, the total compensation expense related to all of LP’s stock-based compensation plans was $4.9 million and $3.3 million. At June 30, 2008, 2,633,029 shares were available under the current stock award plans for stock-based awards. For the six month period ended June 30, 2008, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 2.97%; an expected volatility factor for the market price of the Company’s common stock of 30.2% (based upon historical volatility over the expected life of the options); a dividend yield of 3.9%; and an expected life of 5 years (based upon historical experience of the options). For the six month period ended June 30, 2007, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 4.82%; an expected volatility factor for the market price of the Company’s common stock of 29.7% (based upon historical volatility over the expected life of the options); a dividend yield of 2.6%; and an expected life of 4 years (based upon historical experience of the options).  The weighted-average fair value of options and stock settled stock appreciation rights (SSARs) granted during the six month periods ended June 30, 2008 and June 30, 2007 was $2.85 and $5.54.

NOTE 3 - INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method.  The following table summarizes unrealized gains and losses related to these investments as of June 30, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Dollar amounts in millions	Cost	Gains	Losses	Value
June 30, 2008

U.S. treasury and government agency securities	$55.1	$—	$—	$55.1
Commercial paper	48.0	—	—	48.0
Corporate obligations	95.0	0.1	0.5	94.6
Auction rate securities	128.4	—	56.9	71.5
Total marketable securities	$326.5	$0.1	$57.4	$269.2

December 31, 2007

U.S. treasury and government agency securities	$25.0	$—	$—	$25.0
Commercial paper	66.1	0.1	—	66.2
Corporate obligations	142.7	—	0.4	142.3
Auction rate securities	130.9	—	31.4	99.5
Total marketable securities	$364.7	$0.1	$31.8	$333.0

As of June 30, 2008, LP had $71.5 million ($151.8 million, par value) of principle invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with the company’s investment policy guidelines, the ARS investments held by the company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of June 30, 2008 and July 29, 2008, all securities still maintained the original credit ratings from Moodys Investment Services and Standard and Poors from date of purchase and continue to pay interest according to their stated terms.  On July 24, 2008, Fitch Ratings did downgrade three of our securities from AAA to A. Based upon published reports, this downgrade was based upon Fitch’s updating its rating criteria as well as their opinion of the deterioration in the average portfolio quality.

The estimated market value of the company’s ARS holdings at June 30, 2008 was $71.5 million, which reflects a $80.3 million adjustment to the par value of $151.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP has recorded an unrealized pre-tax loss of $56.9 million ($34.9 million after-tax) as a temporary decline in value that has been recorded in other comprehensive income as a reduction in shareholders’ equity. Of this amount, LP recognized $12.8 million ($7.8 million after-tax) in the second quarter of 2008 and $25.5 million ($15.6 million after-tax) in the first six months of 2008. LP also recorded an other-than-temporary impairment of $1.7 million ($1.0 million after-tax) in the second quarter of 2008 and $2.5 million ($1.5 million after-tax) in the first six months of 2008 that was recorded as non-operating income (expense).

LP reviews its marketable securities routinely for other-than-temporary impairment. The primary factors LP used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include whether (i) the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating), (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2008, LP has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and does not consider these investments to be other-than-temporarily impaired.

NOTE 4 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, LP adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value (FV), provides guidance on how to measure FV under generally accepted accounting principles, and expands FV measurement disclosures.   LP’s adoption of SFAS 157 did not have a material impact on its consolidated financial position and results of operations.

SFAS 157 defines FV as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a FV hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Under this standard, LP is required to classify these financial assets and liabilities into two groups: recurring – measured on a periodic basis and non-recurring – measured on an as needed basis.

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

Assets measured at fair value on a recurring basis are summarized in the following table.

Dollar amounts in millions	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$460.3	$58.8	$330.0	$71.5

Trading securities	17.9	2.1	—	15.8

Derivatives	1.2	—	1.2	—

Total	$479.4	$60.9	$331.2	$87.3

Available for sale securities measured at fair value are recorded in cash and cash equivalents, short-term investments, long-term investments and restricted cash on LP’s condensed consolidated balance sheets.  Included in available for sale securities are money market funds, U.S. government agency securities, commercial paper, corporate debt obligations and auction rate securities.

Money market funds are valued at quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, which represent Level 1 inputs.  Government agency securities, commercial paper and corporate obligations are determined by evaluations based on observable market information from broker or dealer quotations, which represent Level 2 inputs.

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

The grantor trust provides funds for benefits payable under LP’s Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan that provides supplemental retirement benefits to key executives.  The assets of the grantor trust, which are the cash surrender value of corporate-owned life insurance, are invested in index funds which are reported at fair value based on the underlying share prices provided by the third party insurance carrier, which represents Level 3 inputs.

Derivatives are valued using quoted forward foreign exchange prices or quoted commodity index prices, depending upon the derivative, at the reported date, which represents Level 2 inputs.

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Available for sale securities	Trading securities	Total

Balance at January 1, 2008	$99.5	$17.1	$116.6
Total realized/unrealized losses
Included in other-than-temporary investment impairment	(2.5)	—	(2.5)
Included in investment income	—	(1.3)	(1.3)
Included in other comprehensive loss	(25.5)	—	(25.5)
Balance at June 30, 2008	$71.5	$15.8	$87.3

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at the reporting date	$(2.5)	$(1.3)	$(3.8)

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

Dollar and share amounts in millions, except per	Quarter Ended June 30,		Six Months Ended June 30,
share amounts	2008	2007	2008	2007
Numerator:
Income attributed to common shares:
Loss from continuing operations	$(79.4)	$(15.6)	$(125.3)	$(51.6)
Loss from discontinued operations	(1.4)	(7.7)	(1.9)	(9.0)
Net loss	$(80.8)	$(23.3)	$(127.2)	$(60.6)

Denominator:
Basic - weighted average common shares outstanding	102.9	104.2	102.9	104.1
Dilutive effect of stock plans	—	—	—	—
Diluted shares outstanding	102.9	104.2	102.9	104.1

Basic earnings per share:
Loss from continuing operations	$(0.77)	$(0.15)	$(1.22)	$(0.50)
Loss from discontinued operations	(0.02)	(0.07)	(0.02)	(0.08)
Net loss per share	$(0.79)	$(0.22)	$(1.24)	$(0.58)

Diluted earnings per share:
Loss from continuing operations	$(0.77)	$(0.15)	$(1.22)	$(0.50)
Loss from discontinued operations	(0.02)	(0.07)	(0.02)	(0.08)
Net loss per share	$(0.79)	$(0.22)	$(1.24)	$(0.58)

Stock options and SSARs to purchase approximately 4.8 million shares and 3.2 million shares for the quarter and six months ended June 30, 2008 and June 30, 2007 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations.

NOTE 6 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	June 30, 2008	December 31, 2007

Trade receivables	$76.6	$56.5
Income tax receivables	169.4	157.2
Interest receivables	3.5	5.2
Other recievables	15.8	25.2
Allowance for doubtful accounts	(1.1)	(1.0)
Total	$264.2	$243.1

Other receivables at June 30, 2008 and December 31, 2007 consists primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

NOTE 7 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2008	December 31, 2007

Logs	$35.6	$47.4
Other raw materials	31.4	27.5
Finished products	135.5	132.3
Supplies	7.5	8.1
LIFO reserve	(3.2)	(3.2)
Total	$206.8	$212.1

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	0.2	0.2
Finished products	3.2	5.7
Supplies	0.1	0.1
Total	$3.5	$6.0

NOTE 8 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At June 30, 2008 and 2007, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

Sales and losses for these businesses are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2008	2007	2008	2007

Sales	$(0.8)	$11.7	$0.2	$23.2

Loss from discontinued operations, net of tax	$(1.4)	$(7.7)	$(1.9)	$(9.0)

In the second quarter of 2007, LP recorded a loss of $9.5 million associated with impairment charges on assets held for sale to reduce the carrying value of these assets to their estimated sales price, which approximates the estimated fair market value of such assets, net of related selling expenses.

In the second quarter of 2008, LP recorded an increase of $2 million in its reserves for certain warranty obligations associated with LP’s decking products based upon a significant increase in warranty claims in the current period.  This increase in reserves is charged against sales.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 are as follows:

Dollar amounts in millions	June 30, 2008	December 31, 2007

Inventories	$3.5	$6.0

Property, plant and equipment	11.9	11.9
Accumulated depreciation	(6.9)	(6.9)
Net, property, plant and equipment	5.0	5.0

Total assets of discontinued operations	$8.5	$11.0

NOTE 9 – BUSINESS ACQUIRED

In May 2008, LP completed the initial phase of its purchase of a 75% ownership interest in Masisa OSB Industria e Comercio S.A., which operates OSB assets located in Ponta Grossa, Brazil. The purchase is being made through LP Brasil Participacoes Ltda., a limited liability company, and a wholly-owned subsidiary of Louisiana-Pacific South America S.A., a wholly-owned subsidiary of LP. The minority ownership is subject to a put and call option that are exercisable three years after the date of initial closing of the acquisition and is being accounted for as mandatory redeemable minority interest and will be accreted over the life of the put and call to the estimated price which is the greater of $18.5 million plus interest or a multiple of earnings before interest and taxes (subject to certain adjustments). The purchase price was approximately $55.5 million, of which $44.6 million was paid in cash at the time of initial closing and the remaining $11 million (subject to closing date adjustments) will be paid at the final close. As of June 30, 2008, the purchase price was allocated to tangible assets acquired based on their book value as of the acquisition date with the remaining value allocated to goodwill. LP is obtaining an appraisal of the tangible and intangible assets and expects this allocation to be revised in the third quarter of 2008. Final close is anticipated in the third quarter of 2008.

The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Dollars in millions

Assets acquired:
Property, plant and equipment	$70.0
Minority interest	(18.5)
51.5
Goodwill	4.0
Purchase price	$55.5

NOTE 10 – INCOME TAXES

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

	Quarter Ended June 30,		Six Months Ended June 30,
Dollars in millions	2008	2007	2008	2007
Continuing operations	$(136.2)	$(26.5)	$(218.0)	$(93.8)
Discontinued operations	(2.3)	(12.6)	(3.1)	(14.8)
	(138.5)	(39.1)	(221.1)	(108.6)
Total tax benefit	(57.7)	(15.8)	(93.9)	(48.0)
Net loss	$(80.8)	$(23.3)	$(127.2)	$(60.6)

For the six months ended June 30, 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure and state income taxes.  For the six months ended June 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency.

The components and associated estimated effective income tax rates applied to the quarter and six month periods ended June 30, 2008 and 2007 are as follows:

	Quarter Ended June 30,
	2008		2007
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(56.8)	42%	$(10.9)	41%
Discontinued operations	(0.9)	39%	(4.9)	39%
	$(57.7)	42%	$(15.8)	40%

	Six Months Ended June 30,
	2008		2007
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(92.7)	43%	$(42.2)	45%
Discontinued operations	(1.2)	39%	(5.8)	39%
	$(93.9)	42%	$(48.0)	44%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions.  LP’s foreign subsidiaries are subject to income tax in Canada, Brazil and Chile. Federal income tax examinations for the years through 2004 have been effectively settled and audits for 2005 and 2006 began in the fourth quarter of 2007. LP is subject to state and local income tax examinations for the tax years 2000 through 2006. Canadian returns have been audited through 1999 and Revenue Canada commenced an examination of the years 2002 through 2004 in the second quarter of 2007.

NOTE 11 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of  “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and six months periods ended June 30, 2008 and 2007 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2008	2007	2008	2007

Timber recovery	$—	$1.5	$—	$1.5
Anti-trust litigation settlement	(48.0)	—	(48.0)	—
Gain on insurance recovery	—	—	5.8	—
Insurance settlement	8.7	17.7	9.4	17.7
Loss on facility explosion	(5.3)	—	(5.3)	—
Additions to product related contigency reserves	(24.3)	—	(26.8)	—
Construction related legal reserves	(1.2)	—	(1.2)	—
	$(70.1)	$19.2	$(66.1)	$19.2

In the first quarter of 2008, LP recorded a net gain of $4.0 million associated with product related warranty reserves and insurance settlements associated with LP’s hardboard class action suit and other associated hardboard siding liabilities.

In the second quarter of 2008, LP recorded a loss of $24.3 million associated with product related contingency reserves in connection with LP’s settlement of a hardboard class action suit and a resultant gain of  $8.7 million associated with expected reimbursed insurance settlements associated with these reserves; a loss of $48 million associated with LP’s settlement of a product related anti-trust litigation matter; a loss of $5.3 million associated with a facility explosion and a loss of $1.2 million associated with a contractor default on a construction project.

In the second quarter of 2007, LP recorded a gain of $17.7 million associated with a gain from a favorable verdict on a legal suit associated with our insurance on hardboard siding and a gain of $1.5 million associated with a settlement with the Canadian government on the reduction of certain of LP’s timber licenses in British Columbia.

NOTE 12 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components on “Gain (loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the quarter and six month period ended June 30, 2008 and 2007 are reflected in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2008	2007	2008	2007

Gain (loss) on sale of long-lived assets	$(0.1)	$0.3	$0.3	$(0.2)
Impairment charges on long-term assets	—	—	—	(5.0)
	$(0.1)	$0.3	$0.3	$(5.2)

In the first quarter of 2007, LP recorded an impairment charge of $5.0 million on a sawmill located in Quebec that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

NOTE 13 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	June 30, 2008	December 31, 2007

Investments accounted for under the equity method	$148.9	$153.7
Investments accounted for under the cost method	44.5	44.5
Total	$193.4	$198.2

At June 30, 2008, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

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

LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest.  For the quarters ended June 30, 2008 and 2007, LP sold $2.3 million and $4.1 million of products to AbitibiBowater-LP and purchased $12.0 million and $22.0 million of I-joist from AbitibiBowater-LP.  LP also purchased $28.7 million and $19.0 million of OSB from Canfor-LP during the quarters ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, LP sold $3.9 million and $7.3 million of products to AbitibiBowater-LP and purchased $20.5 million and $36.9 million of I-joist from AbitibiBowater-LP.  LP also purchased $42.1 million and $36.8 million of OSB from Canfor-LP during the six months ended June 30, 2008 and 2007.

NOTE 14 – LEGAL AND ENVIRONMENTAL MATTERS

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

Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc., v. Louisiana-

Pacific Corporation and Canton Lumber Company. On December 13, 2002, the United States District Court for the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by LP and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals vacated the District Court’s injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. We timely filed our notice of appeal to the Minnesota State Court of Appeals. On February 5, 2008, the Minnesota State Court of Appeals reversed the $11.2 million judgment entered against LP on December 22, 2006. Lester’s timely appealed the Minnesota State Court of Appeals’ decision, and the Minnesota State Supreme Court has granted review.  Based upon the information currently available, LP believes that any further liability related to this case is remote and, accordingly, has not recorded any accrual with respect to its potential exposure.

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

Anti-trust Litigation

LP was named as one of a number of defendants in multiple class action complaints filed on or after February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania.  These complaints were dismissed or consolidated into two complaints under one caption:  In Re OSB Anti-Trust Litigation, Master File No. 06-CV-00826 (PD). The first complaint is a consolidated amended class action complaint filed on March 31, 2006 on behalf of plaintiffs who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the direct purchaser complaint).  The second complaint is a consolidated amended class action complaint, filed on June 15, 2006, on behalf of plaintiffs who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the indirect purchaser complaint).

The plaintiffs in both amended and consolidated complaints described above moved for and received class certification and sought treble damages totaling approximately $4.8 billion alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1.  The plaintiffs in the indirect purchaser complaint also seek similar remedies under individual state anti-trust and competition laws as well as consumer protection laws.  LP believes that the claims asserted were without merit, but after being ordered to settlement conference by the judge in the cases, LP decided that in order to limit the risks and costs associated with a prolonged trial schedule; it would settle the direct and indirect lawsuits.  The settlement agreements are subject to court approval which is expected to occur in the fourth quarter of 2008. LP accrued the settlement in the second quarter of 2008.

Other Proceedings

LP is party to other legal proceedings. Based on the information currently available, LP believes that the resolution of such proceedings will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

NOTE 15 – GOODWILLGoodwill by operating segment is as follows:

Dollar amounts in millions	OSB	Siding	Other	Total

Balance at January 1, 2008	$232.5	$32.4	$8.6	$273.5
Purchase of a business	—	—	4.0	4.0
Other			0.3	0.3
Balance at June 30, 2008	$232.5	$32.4	$12.6	$277.5

In connection with the acquisition described at note 9, LP recorded $4.0 million of goodwill.

NOTE 16 – SELECTED SEGMENT DATA

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

	Quarter Ended June 30,			Six Months Ended June 30,
Dollar amounts in millions	2008	2007	% change	2008	2007	% change

Net sales:
OSB	$163.5	$223.3	(27)	$318.4	$412.2	(23)
Siding	123.6	131.0	(6)	230.7	235.1	(2)
Engineered Wood Products	65.3	85.7	(24)	125.8	165.9	(24)
Other	36.0	23.9	51	64.7	47.6	36
Less: Intersegment sales	(1.4)	(2.7)		(3.2)	(5.0)
	$387.0	$461.2	(16)	$736.4	$855.8	(14)

Operating profit (loss):
OSB	$(34.5)	$(44.6)	23	$(96.6)	$(109.1)	11
Siding	8.9	17.2	(48)	9.2	26.6	(65)
Engineered Wood Products	(9.2)	3.9	(336)	(17.3)	10.3	(268)
Other	(0.2)	(2.7)	93	(2.6)	(0.6)	(333)
Other operating credits and charges, net	(70.1)	19.2	(465)	(66.1)	19.2	(444)
Gain (loss) on sale or impairment of long-lived assets	(0.1)	0.3	(133)	0.3	(5.2)	106
General corporate and other expenses, net	(22.1)	(20.8)	(6)	(46.2)	(43.3)	(7)
Foreign currency gains (losses)	(5.1)	(12.7)	60	4.3	(15.5)	128
Other than temporary impairment of investments	(1.7)	—		(2.5)	—
Investment income	10.6	23.4	(55)	23.4	43.8	(47)
Interest expense, net of capitalized interest	(12.7)	(9.7)	(31)	(23.9)	(20.0)	(20)
Loss from operations before taxes	(136.2)	(26.5)	(414)	(218.0)	(93.8)	(132)
Benefit for income taxes	(56.8)	(10.9)		(92.7)	(42.2)
Loss from continuing operations	$(79.4)	$(15.6)	(409)	$(125.3)	$(51.6)	(143)

NOTE 17 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. However, should the markets for the relevant products continue to remain at levels significantly below cycle average pricing or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

As of June 30, 2008, LP was engaged in discussions relating to the possible sale of a non-operating manufacturing complex in Quebec, Canada.  Should these discussions result in the sale of this permanently curtailed complex, LP may be required to record an impairment charge with respect to the affected assets.

NOTE 18 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	June 30, 2008	December 31, 2007

Environmental reserves	$8.4	$9.4
Hardboard siding reserves	24.4	12.8
Other reserves	56.9	9.4
Total contingency reserves	89.7	31.6
Current portion of contingency reserves	(67.8)	(15.8)
Long-term portion of contingency reserves	$21.9	$15.8

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement relating to a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007. During the second quarter of 2008, LP increased its reserves in connection with this class action settlement as a result of increased claims activity. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs.  LP believes that the reserve balance at June 30, 2008 will be adequate to cover future payments to claimants and related administrative costs. However, LP is investigating the circumstances that gave rise to the increase in claims activity in order to better assess its potential future liability associated with such settlement agreement and may be required to further adjust its related reserves in the fourth quarter.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first six months of 2008 and 2007 are summarized in the following table.

Dollar amounts in millions	June 30, 2008	June 30, 2007

Beginning balance, December 31,	$12.8	$25.3
Accrued to expense	18.2	—
Payments made for claims	(5.9)	(5.2)
Payments made for administrative costs	(0.7)	(1.3)
Ending balance	$24.4	$18.8

NOTE 19 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and six month period ended June 30, 2008 and 2007. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2008	2007	2008	2007

Service cost	$2.4	$2.4	$4.9	$4.9
Interest cost	4.4	3.9	8.9	7.9
Expected return on plan assets	(5.1)	(4.8)	(10.5)	(9.5)
Amortization of prior service cost	0.3	0.3	0.6	0.6
Amortization of net loss	0.6	1.5	1.3	3.0
Net periodic pension cost	$2.6	$3.3	$5.2	$6.9

Through June 30, 2008, LP recognized $5.2 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $5.2 million of pension expense in the remainder of 2008 for a total of $10.4 million.

Through June 30, 2008, LP made $0.7 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates making approximately $0.6 million of additional pension contributions for the plans during the remainder of 2008 for a total of $1.3 million.

NOTE 20 – GUARANTEES AND INDEMNIFICATIONS

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims.  Such accruals are based upon historical experience and management’s estimate of the level of future claims.  The activity in warranty reserves for the first six months of 2008 and 2007 are summarized in the following table:

Dollar amounts in millions	June 30, 2008	June 30, 2007

Beginning balance, December 31,	$26.2	$28.8
Accrued to expense	2.8	1.8
Payments made	(2.4)	(1.8)
Total warranty reserves	26.6	28.8
Current portion of warranty reserves	(7.0)	(7.0)
Long-term portion of warranty reserves	$19.6	$21.8

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

During the second quarter of 2008, LP increased the warranty reserves relating to its discontinued composite decking products by $2 million. The additional reserves reflect revised estimates of future claim payments based upon a significant increase in decking warranty claims related to a specific operation and specific time period.  LP is currently investigating the causes of this increase as well as reviewing other appropriate actions. LP believes that the warranty reserve balance at June 30, 2008 will be adequate to cover future warranty payments. However, it is possible that additional charges may be required in the future.

NOTE 21 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (FASB) finalized SFAS No. 157, “Fair Value Measurements” (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 were applied prospectively to LP’s fair value measurements and disclosures as of January 1, 2008 with respect to recurring financial assets and liabilities and did not have a material effect on the company’s Consolidated Financial Statements. The provisions of SFAS 157 related to LP’s nonrecurring nonfinancial assets and liabilities will be applied prospectively to fair value measurements and disclosures in the first quarter of 2009 and is not expected to have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, (SFAS 159).” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  The company adopted this Statement as of January 1, 2008 and it did not have a material effect on the company’s consolidated financial statements.

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

NOTE 22 - SUBSEQUENT EVENT

On August 1, 2008, LP announced that its Board of Directors has suspended the $0.15 per share quarterly dividend pending improvement of the overall market. The suspension is among several initiatives in place to conserve LP’s cash reserves.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.  We also market and sell our products in light industrial and commercial construction and we have a modest export business for some of our specialty building products. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and recently acquired an interest in a Brazilian facility.

To serve these markets, we operate in three segments:  Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for about 43% of sales during the six months ended June 30, 2008 and about 48% of sales in the six months ended June 30, 2007.

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality.  In the first six months of 2008, the U.S. Department of Census reported that actual single and multi-family housing starts were about 33% lower than the first six months of 2007. We believe that the reduced level of building is due to the increase in the inventory of homes for sale coupled with a much more restrictive mortgage market. Additionally, the reduction in home values and the large amount of variable rate mortgages that are resetting has increased the number of foreclosures, which add to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of purchases increases.

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

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation.  We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $3.2 million higher if the LIFO inventories were valued at average cost as of June 30, 2008.

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

Auction Rate Securities:  Auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, a dividend-yielding preferred stock or other similar instruments. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction-rate securities in current available-for-sale securities. As of June 30, 2008, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $71.5 million ($151.8 million, par value) of auction-rate securities as long-term available-for-sale securities that were classified previously as short-term available-for-sale securities.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from issuing banks. During the six months ended June 30, 2008, we recorded a temporary unrealized holding loss on these securities of $25.5 million that is recorded, net of tax, as a separate component of accumulated other comprehensive income and we recorded an other-than-temporary impairment of $2.5 million that is recorded as non-operating income (expense). In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies.  Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable.  Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2008, we excluded from our estimates approximately $0.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2008, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

(Dollar amounts in tables in millions)

Our net loss for the second quarter of 2008 was $81 million, or $0.79 per diluted share, on sales of $387 million, compared to net loss for the second quarter of 2007 of $23 million, or $0.22 per diluted share, on sales of $461 million. For the second quarter of 2008, loss from continuing operations was $79 million, or $0.77 per diluted share, compared to loss from continuing operations of $16 million, or $0.15 per diluted share, for the second quarter of 2007.

Our net loss for the six months ended June 30, 2008 was $127 million, or $1.24 per diluted share, on sales of $736 million, compared to net loss for the six months ended June 30, 2007 of $61 million, or $0.58 per diluted share, on sales of $856 million. For the six months ended June 30, 2008, loss from continuing operations was $125 million, or $1.22 per diluted share, compared to loss from continuing operations of $52 million, or $0.50 per diluted share, for the six months ended June 30, 2007.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net sales	$164	$223	(27)%	$318	$412	(23)%
Operating losses	$(35)	$(45)	23%	$(97)	$(109)	11%
Depreciation , amortization and cost o f timber harvested	$13	$17		$27	$33

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2008 compared to the quarter and six months ended June 30, 2007 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008 versus 2007		2008 versus 2007
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

Commodity OSB	6%	(30)%	2%	(24)%

OSB prices increased slightly for the second quarter and first six months of 2008 as compared to the corresponding periods of 2007. The weakened price as compared to cycle average pricing is due to dramatically lower housing demand coupled with increased industry capacity in OSB. The increase in selling price favorably impacted net sales and operating losses by approximately $8 million for the quarter and $4 million for the first six months as compared to the corresponding periods of 2007.  As compared to the corresponding periods of 2007, the decline in sales volume was primarily due to the curtailment of our Silsbee, TX operation in the fourth quarter of 2007 (which likely will not run in 2008) as well as other production curtailments to balance supply and demand.

Compared to the second quarter of 2007 and the first six months of 2007, the primary factors, along with the increased sales prices, for decreased operating losses was reduced sales volumes. While costs are increasing due to increase petroleum based products used in manufacturing, higher Canadian dollar denominated manufacturing costs and less absorption of fixed costs due to curtailed operations, we improved the overall financial results by curtailing certain operations.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net sales	$124	$131	(6)%	$231	$235	(2)%
Operating profits	$9	$17	(48)%	$9	$27	(65)%
Depreciation, amortization and cost of timber harvested	$6	$5		$11	$10

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
SmartSide Siding	$98	$102	(4)%	$169	$180	(6)%
Commodity OSB	8	9	(10)%	17	14	21%
Canexel siding and other hardboard related products	18	20	(10)%	45	41	10%
Total	$124	$131	(6)%	$231	$235	(2)%

Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2008 compared to the quarter and six month period ended June 30, 2007 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008 versus 2007		2008 versus 2007
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

SmartSide Siding	1%	(6)%	1%	(7)%
Commodity OSB	8%	(22)%	1%	15%
Canexel siding and other hardboard related products	4%	(18)%	11%	(2)%

For both the second quarter of 2008 and the six month period ended June 30, 2008 compared to the corresponding periods in 2007, sales volumes declined due to dramatically lower housing starts, which was mitigated by increased market penetration. Sales prices in our SmartSide siding product line for the quarter and six month period ended June 30, 2008 as compared to the corresponding periods of 2007 remained relatively flat. In our Canexel product line, sales volumes for the second quarter of 2008 as compared to the second quarter of 2007 declined due to higher than prior year volumes sold under our winter buy program which occurred in the first quarter of 2008 that reduced the normal seasonal increases in the second quarter. For the six month period ended June 30, 2008 as compared to the corresponding period of 2007, Canexel sales volumes declined slightly based upon the weakening Canadian housing market. Additionally, for Canexel, sales prices increased as compared to the same periods of last year due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada.

Overall, the decline in operating results for our siding segment for the second quarter of 2008 compared to the same period of 2007 was primarily due to reduced sales in our SmartSide product line, losses on OSB sales and increased manufacturing costs at one of our siding mills resulting from technological changes in our manufacturing processes.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) (which began production in first quarter of 2008) and other related products.  This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater JV or under an exclusive sales arrangement with Murphy Plywood.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net sales	$65	$86	(24)%	$126	$166	(24)%
Operating profits	$(9)	$4	(336)%	$(17)	$10	(268)%
Depreciation, amortization and cost of timber harvested	$4	$3		$8	$7

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
LVL	$28	$37	(24)%	$52	$72	(28)%
I-Joist	28	38	(26)%	48	70	(31)%
LSL	1	—		1	—
Related products	8	11	(27)%	25	24	4%
Total	$65	$86	(24)%	$126	$166	(24)%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2008 compared to the quarter and six months ended June 30, 2007 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008 versus 2007		2008 versus 2007
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments

LVL	(5)%	(20)%	(5)%	(23)%
I-Joist	(4)%	(24)%	(4)%	(28)%

During the second quarter and first six months of 2008 compared to the corresponding periods of 2007, we saw reductions in sales volumes in both LVL and I-Joist. These declines are attributed to a slowdown in the housing market.  Net average selling prices declined as we continued to see price pressure caused by lower demand.  Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. During the second quarter and first six months of 2008, this segment absorbed the start-up losses attributable to the Houlton, Maine LSL mill as we incurred all of the expenses associated with the start-up but produced minimal saleable product.

For the second quarter and first six months of 2008 compared to the corresponding periods of 2007, the results of operations for EWP were lower primarily due to lower sales volume which increased our conversion costs and reductions in sales prices and start up costs associated with our Houlton LSL mill. Additionally, we saw increases in raw materials costs for veneer while OSB and lumber cost remained relatively consistent with the prior year.

OTHER PRODUCTS

Our other products category includes our moulding business, Chilean operations, export sales and our joint venture that produces and sells cellulose insulation.  This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002 and our recently acquired interest in a Brazilian OSB facility.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net sales	$36	$24	51%	$65	$48	36%
Operating profits	$—	$(3)	93%	$(3)	$(1)	333%
Depreciation , amortization and cost of timber harvested	$4	$1		$6	$2

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Moulding	$9	$9	(5)%	$18	$18	(4)%
Chilean operations	16	10	56%	28	21	35%
Other	11	5	122%	19	9	124%
Total	$36	$24	51%	$65	$48	36%

For the second quarter and first six months of 2008 compared to the corresponding periods of 2007, our sales in our moulding operations were flat while our sales in Chile increased as we continued to penetrate local South American markets and began producing at our second mill in Chile. Additionally, we saw a significant increase in our export sales during the quarter as compared to the same quarter in the prior year as the weakened U.S. dollar has made U.S. products more competitive.

Overall, operating results associated with these activities were negatively impacted by the administrative costs associated with the new mill start-up in Chile, lower sales prices due to competition from imported OSB and in the effects on our U.S. Greenfiber joint venture of weakness in its contractor business and increased raw material costs.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the second quarter and first six months of 2008 compared to the corresponding periods of 2007, general corporate expenses increased. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in the second quarter and first six months of 2008 as compared to the corresponding periods of 2007 resulted from higher sales and marketing costs as we have added additional personnel in our efforts to continue increase market share and increased accruals for management incentive programs.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the second quarter and the first six months of 2008 was significantly lower than in the corresponding periods of 2007 due to lower cash balances as well as lower interest rates. Capitalized interest is lower due to the completion of our Clarke County OSB mill in the fourth quarter of 2007 and our LSL facility in the first quarter of 2008. Components of investment income, net of interest expense, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Investment income	$10.6	$23.4	$23.4	$43.8
Interest expense	(13.6)	(13.8)	(27.4)	(27.0)
Capitalized interest	0.9	4.1	3.5	7.0
Total	$(2.1)	$13.7	$(0.5)	$23.8

DISCONTINUED OPERATIONS

Included in discontinued operations for the second quarter and first six months of 2008 and 2007 are the results of the operations of mills that have been or are to be divested. At June 30, 2008, we had one remaining decking facility classified as discontinued.  For the second quarter and first six months of 2008 and 2007, the loss on discontinued operations relates to our decking operations as well as residual losses from previously discontinued operations. Included in the operating losses of discontinued operations for the second quarter of 2008 is an increase in our decking warranty reserves of $2 million based upon significant increases in recent warranty claim actitity.  Included in the operating losses of discontinued operations for the second quarter of 2007 is a $9.5 million impairment charge on assets held for sale to reduce the carrying value to the estimated sales price less selling costs.

INCOME TAXES

Accounting standards require that income tax expense or benefit for interim periods be determined by applying the estimated annual effective income tax rate,  by income component, to year-to-date income or loss at the end of each quarter, then adding or subtracting the impact of any changes in reserve requirements or statutory tax rate changes, if any.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.

For the six months ended June 30, 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to our foreign debt structure and state income taxes.  For the six months ended June 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to our foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency.

The components and associated estimated effective income tax rates applied to the quarter and six month periods ended June 30, 2008 and 2007 are as follows:

	Quarter Ended June 30,
	2008		2007
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(56.8)	42%	$(10.9)	41%
Discontinued operations	(0.9)	39%	(4.9)	39%
	$(57.7)	42%	$(15.8)	40%

	Six Months Ended June 30,
	2008		2007
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(92.7)	43%	$(42.2)	45%
Discontinued operations	(1.2)	39%	(5.8)	39%
	$(93.9)	42%	$(48.0)	44%

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions.  Our foreign subsidiaries are subject to income tax in Canada, Chile and Brazil. Federal income tax examinations for the years through 2004 have been effectively settled and audits for 2005 and 2006 began in the fourth quarter of 2007. We are subject to state and local income tax examinations for the tax years 2000 through 2006. Canadian returns have been audited through 1999 and Revenue Canada commenced an examination of the years 2002 through 2004 in the second quarter of 2007.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees.  We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006.  See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  We estimate that our net periodic pension cost for 2008 will be approximately $10.4 million.  This estimate assumes that we will have no curtailment or settlement expenses in 2008.  If a curtailment or settlement does occur in 2008, this estimate may change significantly.  We estimate that we will contribute approximately $1.3 million to our defined benefit pension plans in 2008.  As of June 30, 2008, we had contributed approximately $0.7 million to these plans. At December 31, 2007, we had $36.0 million of net actuarial loss and $5.2 million of prior service cost included in accumulated other comprehensive loss.  Of these amounts, we expect to recognize a net actuarial loss of $2.8 million and prior service cost of $1.2 million as components of net periodic pension cost in 2008, which will account for approximately 38% of our estimated 2008 net periodic pension cost.

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

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and notes 11 and 18 of the Notes to the financial statements contained within this report.

Cumulative statistics under hardboard settlements are as follows:

	June 30, 2008	March 31, 2008	December 31, 2007
Completed claims received	57,700	53,200	50,200
Completed claims pending	2,600	1,300	1,000
Claims dismissed	10,800	10,500	10,200
Claims settled	44,300	41,400	39,000

The average payment amount for settled claims as of June 30, 2008, March 31, 2008 and December 31, 2007 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

ENVIRONMENTAL COMPLIANCE

The U.S. government has recently modified its position with respect to the enacted regulations related to Maximum Achievable Control Technology (MACT). MACT regulations govern the manner in which we measure and control the emissions from our manufacturing facilities into the air. Based upon the current interpretation of these regulations, we may be required to spend between $3 million and $4 million by October 2008 to comply with these regulations.

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

We expect to be able to meet the future cash requirements of our existing businesses through cash expected to be generated from operations, existing cash and investment balances, existing or new credit facilities and other capital resources. As of the date of this report, we are actively considering possible measures to enhance our overall liquidity, including possible financing and refinancing transactions. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES

During the first six months of 2008, we used $55 million of cash in operating activities compared to $10 million in the first six months of 2007. The increase in cash used in operating activities in the first six months of 2008 was primarily a result of increased operating losses.

INVESTING ACTIVITIES

During the first six months of 2008, we used approximately $45 million in investing activities. Capital expenditures in the first six months were $76 million and related primarily to the costs associated with our LSL facility in Houlton, Maine and $45 million to purchase an interest in an OSB mill in Brazil. Additionally, we contributed $4 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $173 million to purchase investments with maturities in excess of 90 days and received $209 million on the sale of these types of investments. We received $54 million in principal payments on our notes receivable from asset sales. Additionally, included in accounts payable is $10 million related to capital expenditures that had not yet been paid as of June 30, 2008.

During the first six months of 2007, we used approximately $15 million in investing activities. Capital expenditures for the first six months of 2007 were $132 million and related primarily to the costs associated with our OSB mill in Alabama and LSL facility in Houlton, Maine that were under construction. Additionally, we contributed $5 million to our joint ventures with Canfor Corporation and AbitibiBowater for working capital requirements. We also used approximately $1.5 billion to purchase investments with maturities in excess of 90 days and received $1.7 billion on the sale of these types of investments.  Additionally, included in accounts payable is $19 million related to capital expenditures that had not yet been paid as of June 30, 2007.

Capital expenditures for existing facilities and investments in existing joint ventures for 2008 are expected to total about $100 to $120 million. Planned expenditures for 2008 include the completion of the Houlton LSL and Clarke County OSB mills and various projects to improve operations or expand product capabilities. Additionally, during the second quarter of 2008, we informed our expected partner of our intent to exercise a call option to create a joint venture to manufacturer LVL in which we would obtain a 50% ownership interest. We currently are the sole purchaser of this facility’s production through an exclusive sales arrangement. We anticipate that we will contribute approximately $35 million to this venture in either the third or fourth quarter of 2008.

FINANCING ACTIVITIES

In the first six months of 2008, net cash used in financing activities was $84 million. During the first six months of 2008, we borrowed $40 million and repaid $52 million under a credit facility to support general operating requirements in our Canadian locations. Additionally, we borrowed $12 million under a long term credit facility to fund our Chilean expansion. We also repaid $54 million of our limited recourse notes payable.  Additionally, in the first six months of 2008, we paid cash dividends of $31 million.

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

CREDIT FACILITIES

We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million.  Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million.  Based upon recent financial performance, the facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. At June 30, 2008, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce our borrowing capacity, totaled approximately $33.3 million as of June 30, 2008 and were cash collateralized with $34.9 million.

We also have a $10 million (Canadian) line of revolving credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2008. Based upon recent financial performance, the facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of June 30, 2008 and were cash collateralized with $0.9 million.

We have a $100 million (Canadian or US) credit facility in Canada. The facility allows us to finance general operating requirements. At June 30, 2008, we had $33.4 million outstanding under this facility. Amounts outstanding under the facility are due upon demand and are included in LP’s Condensed Consolidated Balance Sheet under the caption “short-term notes payable”.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million.  LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015.  The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile.  At June 30, 2008, there was $37 million outstanding under this facility.  Borrowings under the facility were secured.

OTHER LIQUIDITY MATTERS

As of June 30, 2008, we had $71.5 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of June 30, 2008 and July 29, 2008, all securities still maintained the original credit ratings (from Moodys Investor Service and Standard and Poors) from date of purchase and continue to pay interest according to their stated terms.  On July 24, 2008, Fitch Ratings did downgrade three of our securities from AAA to A. Based upon published reports, this downgrade was based upon Fitch’s updating its rating criteria as well as their opinion of the deterioration in the average portfolio quality. The below table provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of June 30, 2008	Amortized cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003
Collaterized Debt Obligation	25.6	2003 - 2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006
Total	$151.8

The estimated market value of our ARS holdings at June 30, 2008 was $71.5 million, which reflects a $80.3 million adjustment to the principal value of $151.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks, we recorded an unrealized pre-tax loss of $56.9 million ($34.9 million after-tax) as a temporary decline in value that has been recorded in other comprehensive income as a reduction in shareholders’ equity. Of this amount, we have recognized $12.8 million ($7.8 million after-tax) in the second quarter and $25.5 million ($15.6 million after-tax) in the first six months of 2008. We also have recorded an other-than-temporary impairment of $1.7 million ($1.0 million after-tax) in the second quarter and $2.5 million ($1.5 million after-tax) in the first six months of 2008 that was recorded as non-operating income (expense).

Historically, given the liquidity created by the auctions, ARS were presented as current assets under marketable securities on our balance sheet. Given the failed auctions, our ARS are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining ARS has been reclassified from current to non-current assets on our balance sheet.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow. We believe that based on the company’s current cash, cash equivalents and marketable securities balances at June 30, 2008 and other available liquidity, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

The following details our debt ratings as of July 29, 2008:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Ba2	BB+-

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

As of June 30, 2008, we were engaged in discussions relating to a possible sale of  a non operating manufacturing complex in Quebec, Canada.  Should these discussions result in the sale of this permanently curtailed complex, we may be required to record an impairment charge with respect to the affected assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2008, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.8 million annually.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2008, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and six month periods ended June 30, 2008 and 2007.

	Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Oriented strand board, million square feet 3/8” basis (1)	1,029	1,458	2,096	2,808

Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	54	72	167	114

Wood-based siding, million square feet 3/8” basis	223	247	435	489

Engineered I-Joist, million lineal feet (1)	22	36	41	71

Laminated veneer lumber (LVL), thousand cubic feet	1,628	2,165	3,144	4,331

(1) Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006	210
2007 1st Qtr. Avg.	146
2007 2nd Qtr. Avg.	151
2008 1st Qtr. Avg.	138
2008 2nd Qtr. Avg.	174

Source:  Random Lengths

PART II -OTHER INFORMATION

Item 1. Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 18 – Contingency Reserves” is incorporated herein by reference.

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality.  This cyclicality is influenced by a number of factors, including longer-term interest rates, which in recent years have been at relatively low levels, and the availability of mortgage financing, which has recently declined.  A significant increase in longer-term interest rates, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products.  In addition, our products are subject to competition from manufacturers worldwide.  Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products.  Product pricing is significantly affected by the relationship between supply and demand in the building products industry.  Product supply is influenced primarily by fluctuations in available manufacturing capacity.  Demand is affected by the state of the economy in general and a variety of other factors.  The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products.  Demand is also subject to fluctuations due to changes in economic conditions, interest rates, the availability of mortgage financing, population growth, weather conditions and other factors.  We are not able to predict with certainty market conditions and selling prices for our products.  We cannot assure you that prices for our products will not decline from current levels.  A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 49% of our sales in 2007 and 55% of our sales in 2006 and we expect OSB sales to continue to account for a substantial portion of our revenues and results of operations in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. We cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

We are involved in various environmental matters and product liability and other legal proceedings and subject to various product warranty claims.  The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances, the generation of contaminants and pollutants, the sale of products and the making of product warranties.  In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving anti-trust, warranty or non-warranty product liability claims and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use by others of our  or our predecessors products or the use or release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs.  We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount.  However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties.  We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly.  However, no estimate of the range of any such change can be made at this time.  We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established.  We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

The valuation of our investment in auction-rate securities (ARS) is subject to uncertainties that are difficult to predict.  With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.  Given the failed auctions, the values of our ARS have been adversely affected.  Factors that may further impact the valuation of our ARS include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.  If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flows.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean Peso and the functional currency in our Brazilian subsidiary is the Brazilian Real.  Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity.  Therefore, a strengthening or further strengthening of the Canadian dollar, the Chilean Peso or the Brazilian Real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

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

99.1                   Description of Common Stock

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

LOUISIANA-PACIFIC CORPORATION

Date: August 4 2008	BY: RICHARD W. FROST

Richard W. Frost
Chief Executive Officer

Date: August 4, 2008	BY: CURTIS M. STEVENS

Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)