Form 10-Q
period 2008-09-30
LOUISIANA-PACIFIC CORP
filed 2008-11-07
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filers” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Smaller reporting company ☐	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,293,190 shares of Common Stock, $1 par value, outstanding as of November 6, 2008.

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

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$389.6	$472.5	$1,126.0	$1,328.3

Operating costs and expenses:
Cost of sales	382.2	446.6	1,130.0	1,275.9
Depreciation, amortization and cost of timber harvested	27.0	27.2	80.4	83.1
Selling and administrative	36.6	36.7	115.8	115.2
(Gain) loss on sale or impairment of long-lived assets	9.8	48.4	9.5	53.6
Other operating credits and charges, net	1.6	(0.7)	67.7	(19.9)

Total operating costs and expenses	457.2	558.2	1,403.4	1,507.9

Loss from operations	(67.6)	(85.7)	(277.4)	(179.6)

Non-operating income (expense):
Foreign currency exchange gain (loss)	2.3	(15.0)	6.6	(30.5)
Other than temporary investment impairment	(88.7)	—	(91.2)	—
Interest expense, net of capitalized interest	(12.4)	(7.7)	(36.3)	(27.7)
Investment income	8.1	20.4	31.5	64.2

Total non-operating income (expense)	(90.7)	(2.3)	(89.4)	6.0

Loss before taxes and equity in earnings of unconsolidated affiliates	(158.3)	(88.0)	(366.8)	(173.6)
Benefit for income taxes	(61.0)	(37.5)	(153.7)	(79.7)
Equity in loss of unconsolidated affiliates	3.1	4.1	12.6	12.3

Loss from continuing operations	(100.4)	(54.6)	(225.7)	(106.2)

Discontinued operations:
Loss from discontinued operations before income taxes	(17.4)	(21.4)	(20.5)	(36.2)
Income tax benefit	(6.7)	(8.2)	(7.9)	(14.0)

Loss from discontinued operations	(10.7)	(13.2)	(12.6)	(22.2)

Net loss	$(111.1)	$(67.8)	$(238.3)	$(128.4)

Net loss per share of common stock (basic and diluted):
Loss from continuing operations	$(0.98)	$(0.52)	$(2.19)	$(1.02)
Loss from discontinued operations	(0.10)	(0.13)	(0.13)	(0.21)

Net loss per share - basic and diluted	$(1.08)	$(0.65)	$(2.32)	$(1.23)

Cash dividends per share	$—	$0.15	$0.30	$0.45

Average shares of stock outstanding - basic and diluted	102.9	103.6	102.9	104.0

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$154.7	$352.1
Short-term investments	143.9	180.1
Receivables, net	89.8	85.9
Income tax receivables	109.0	157.2
Inventories	207.6	212.1
Prepaid expenses and other current assets	12.9	7.6
Deferred income taxes	17.8	0.5
Current portion of notes receivable from asset sales	20.0	74.4
Current assets of discontinued operations	3.1	6.0

Total current assets	758.8	1,075.9

Timber and timberlands	58.6	64.1

Property, plant and equipment	2,348.3	2,257.7
Accumulated depreciation	(1,250.6)	(1,180.9)

Net property, plant and equipment	1,097.7	1,076.8
Goodwill, net of amortization	278.4	273.5
Notes receivable from asset sales	258.6	258.6
Restricted cash	73.3	61.2
Long-term investments	58.1	152.9
Investments in and advances to affiliates	189.1	198.2
Other assets	55.6	63.1
Long-term assets of discontinued operations	5.0	5.0

Total assets	$2,833.2	$3,229.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$125.2	$127.6
Short-term notes payable	26.6	45.2
Accounts payable and accrued liabilities	174.7	222.1
Current portion of limited recourse notes payable	20.0	73.5
Current portion of deferred tax liabilities	4.4	4.4
Current portion of contingency reserves	24.3	15.8

Total current liabilities	375.2	488.6
Long-term debt, excluding current portion:
Limited recourse notes payable	253.3	253.3
Other long-term debt	237.1	232.5

Total long-term debt, excluding current portion	490.4	485.8
Deferred income taxes	270.2	340.0
Other long-term liabilities	98.7	79.6
Contingency reserves, excluding current portion	13.6	15.8
Minority interest	18.7	—
Commitments and contingencies
Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	440.1	439.0
Retained earnings	1,360.8	1,630.1
Treasury stock	(297.3)	(302.0)
Accumulated comprehensive loss	(54.1)	(64.5)

Total stockholders’ equity	1,566.4	1,819.5

Total liabilities and equity	$2,833.2	$3,229.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(238.3)	$(128.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	80.4	84.9
Loss from unconsolidated affiliates	12.6	12.3
(Gain) loss on sale or impairment of long-lived assets	9.5	72.5
Other operating credits and charges, net	28.3	(2.0)
Stock-based compensation expense related to stock plans	7.4	5.2
Exchange (gain) loss on remeasurement	(16.6)	37.2
Cash settlement of contingencies	(15.2)	(10.0)
Pension (payments) expense, net	8.2	0.3
Other than temporary impairment on investments	91.2	—
Increase in warranty reserves, net of payments	14.4	(1.8)
Other adjustments, net	3.2	(6.5)
Increase in receivables	(7.3)	(31.4)
(Increase) decrease in income tax receivables / payables	48.8	(25.4)
Decrease in inventories	9.9	21.6
Increase in prepaid expenses	(4.7)	(2.0)
Decrease in accounts payable and accrued liabilities	(27.0)	(9.2)
Decrease in deferred income taxes	(95.4)	(22.0)

Net cash used in operating activities	(90.6)	(4.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(88.3)	(221.3)
Purchase of a business	(45.4)	—
Investments in and advances to joint ventures	(2.7)	(4.7)
Receipt of proceeds from notes receivable	54.4	—
Cash paid for purchase of investments	(216.0)	(2,187.1)
Proceeds from sales of investments	287.2	2,517.0
Increase in restricted cash under letters of credit and credit facility requirements	(12.0)	(14.5)
Other investing activities	1.1	2.7

Net cash provided by (used in) investing activities	(21.7)	92.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	12.0	17.0
Repayment of debt	(53.6)	(0.3)
Net borrowings (repayments) under revolving credit agreements	(16.1)	37.2
Sale of common stock under equity plans	—	2.8
Purchase of treasury stock	—	(18.2)
Payment of cash dividends	(31.0)	(46.9)

Net cash used in financing activities	(88.7)	(8.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3.6	0.4

Net increase (decrease) in cash and cash equivalents	(197.4)	79.4
Cash and cash equivalents at beginning of period	352.1	265.7

Cash and cash equivalents at end of period	$154.7	$345.1

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2007	116.9	$116.9	13.8	$(302.0)	$439.0	$1,630.1	$(64.5)	$1,819.5
Net loss	—	—	—	—	—	(238.3)	—	(238.3)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	4.7	(0.5)	—	—	4.2
Amortization of restricted stock grants	—	—	—	—	1.6	—	—	1.6
Cash dividends	—	—	—	—	—	(31.0)	—	(31.0)
Other comprehensive income	—	—	—	—	—	—	10.4	10.4

Balance, September 30, 2008	116.9	$116.9	13.6	$(297.3)	$440.1	$1,360.8	$(54.1)	$1,566.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(111.1)	$(67.8)	$(238.3)	$(128.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(10.3)	1.4	(11.3)	(0.2)
Unrealized gain on derivative instruments	0.1	0.1	0.5	—
Unrealized gain (loss) on marketable securities	34.5	(0.1)	18.8	(0.1)
Defined benefit pension plans:
Amortization of prior service cost	0.2	0.2	0.6	0.6
Amortization of net loss	0.5	0.9	1.4	2.7
Exchange gain (loss) on remeasurement	0.2	(0.6)	0.4	(1.0)

Other comprehensive income, net of tax	25.2	1.9	10.4	2.0

Comprehensive loss, net of tax	$(85.9)	$(65.9)	$(227.9)	$(126.4)

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

NOTE 2 – STOCK-BASED COMPENSATION

For the quarters ended September 30, 2008 and 2007, the total compensation expense related to LP’s stock-based compensation plans was $2.5 million and $1.9 million. For the nine months ended September 30, 2008 and 2007, the total compensation expense related to LP’s stock-based compensation plans was $7.4 million and $5.2 million. At September 30, 2008, 2,634,084 shares were available under the current stock-based plans for stock-based awards. For the nine months ended September 30, 2008, the fair value of the options granted was estimated using the Black-Sholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 2.97%; an expected volatility factor for the market price of the Company’s common stock of 30.2% (based upon historical volatility over the expected life of the options); a dividend yield of 4.0%; and an expected life of 5 years (based upon historical experience of the options). For the nine months ended September 30, 2007, the fair value of the options granted was estimated using the Black-Sholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 4.84%; an expected volatility factor for the market price of the Company’s common stock of 29.8% (based upon historical volatility over the expected life of the options); a dividend yield of 2.6%; and an expected life of 4 years (based upon historical experience of the options). The weighted-average fair value of options and stock settled stock appreciation rights (SSARs) granted during the nine months ended September 30, 2008 and September 30, 2007 was $2.85 and $5.55.

NOTE 3 - INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of September 30, 2008 and December 31, 2007:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008
U.S. treasury and government agency securities	$39.2	$—	$0.1	$39.1
Commercial paper	34.9	—	0.1	34.8
Corporate obligations	89.3	—	0.9	88.4
Auction rate securities	39.7	—	—	39.7

Total marketable securities	$203.1	$—	$1.1	$202.0

December 31, 2007
U.S. treasury and government agency securities	$25.0	$—	$—	$25.0
Commercial paper	66.1	0.1	—	66.2
Corporate obligations	142.7	—	0.4	142.3
Auction rate securities	130.9	—	31.4	99.5

Total marketable securities	$364.7	$0.1	$31.8	$333.0

As of September 30, 2008, LP had $39.7 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with the company’s investment policy guidelines, the ARS investments held by the company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of September 30, 2008 and November 6, 2008, all LP’s ARS securities continue to pay interest according to their stated terms. With the exception of two investments, all investments maintain their original credit rating from Standard and Poor’s; however both Moody’s Investor Service and Fitch Ratings downgraded these investments multiple times.

The estimated market value of the company’s ARS holdings at September 30, 2008 was $39.7 million, which reflects a $112.1 million adjustment to the par value of $151.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP has recorded an other-than-temporary impairment of $88.7 million ($54.4 million after tax) in the third quarter of 2008 and $91.2 million ($55.9 million after tax) for the nine month period ended September 30, 2008 that was recorded as non-operating income (expense). The expense recorded in the third quarter of 2008 reflects the additional decline in value $31.8 million ($19.5 million after tax) as well as the reclassification of $56.9 million ($34.9 million after tax) of unrealized losses previously recorded in other comprehensive income as a reduction in shareholders’ equity.

LP reviews its marketable securities routinely for other-than-temporary impairment. The primary factors LP used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating), (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

Assets measured at fair value on a recurring basis are summarized in the following table.

Dollar amounts in millions	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$389.7	$94.2	$255.8	$39.7
Trading securities	16.6	2.0	—	14.6
Derivatives	1.6	—	1.6	—

Total	$407.9	$96.2	$257.4	$54.3

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

The grantor trust provides funds for benefits payable under LP’s Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan that provides supplemental retirement benefits to key executives. The assets of the grantor trust, which are the cash surrender value of corporate-owned life insurance, are invested in index funds which are reported at fair value based on the underlying share prices provided by the third party insurance carrier, which represent Level 3 inputs.

Derivatives are valued using quoted forward foreign exchange prices or quoted commodity index prices, depending upon the derivative, at the reported date, which represents Level 2 inputs.

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Available for sale securities	Trading securities	Total
Balance at January 1, 2008	$99.5	$17.1	$116.6
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(91.2)	—	(91.2)
Included in investment income	—	(2.5)	(2.5)
Included in other comprehensive income	31.4	—	31.4

Balance at September 30, 2008	$39.7	$14.6	$54.3

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at the reporting date	$(91.2)	$(2.5)	$(93.7)

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

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar and share amounts in millions, except per share amounts	2008	2007	2008	2007
Numerator:
Income attributed to common shares:
Loss from continuing operations	$(100.4)	$(54.6)	$(225.7)	$(106.2)
Loss from discontinued operations	(10.7)	(13.2)	(12.6)	(22.2)

Net loss	$(111.1)	$(67.8)	$(238.3)	$(128.4)

Denominator:
Basic - weighted average common shares outstanding	102.9	103.6	102.9	104.0
Dilutive effect of stock plans	—	—	—	—

Diluted shares outstanding	102.9	103.6	102.9	104.0

Basic and diluted earnings per share:
Loss from continuing operations	$(0.98)	$(0.52)	$(2.19)	$(1.02)
Loss from discontinued operations	(0.10)	(0.13)	(0.13)	(0.21)

Net loss per share	$(1.08)	$(0.65)	$(2.32)	$(1.23)

Stock options and SSARs to purchase approximately 5.3 million shares and 5.0 million shares for the quarter and nine months ended September 30, 2008 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations. Stock options and SSARs to purchase approximately 2.8 million shares and 2.4 million shares for the quarter and nine months ended September 30, 2007 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations.

NOTE 6 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions			September 30, 2008	December 31, 2007
Trade receivables			$64.7	$56.5
Interest receivables			8.4	5.2
Other recievables			17.9	25.2
Allowance for doubtful accounts			(1.2)	(1.0)

Total			$89.8	$85.9

Other receivables at September 30, 2008 and December 31, 2007 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

NOTE 7 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2008	December 31, 2007
Logs	$27.9	$47.4
Other raw materials	34.0	27.5
Finished products	139.0	132.3
Supplies	9.9	8.1
LIFO reserve	(3.2)	(3.2)

Total	$207.6	$212.1

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	0.2	0.2
Finished products	2.8	5.7
Supplies	0.1	0.1

Total	$3.1	$6.0

NOTE 8 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At September 30, 2008 and 2007, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

In the second quarter of 2008, LP recorded an increase of $2 million in its reserves for certain warranty obligations associated with LP’s decking products based upon a significant increase in warranty claims in the period.

In the third quarter of 2008, LP recorded an increase of $15.2 million in its reserves for certain warranty obligations associated with LP’s decking products based upon a significant increase in warranty claims in the period.

In the second quarter of 2007, LP recorded a loss of $9.5 million associated with impairment charges on assets held for sale to reduce the carrying value of these assets to their estimated sales price, which approximates the estimated fair market value of such assets, net of related selling expenses.

In the third quarter of 2007, LP recorded an additional loss of $7.5 million associated with impairment charges on assets held for sale to reduce the carrying value of these assets to their estimated sales price, which approximates the estimated fair market value of such assets, net of related selling expenses. LP also recorded a $3.5 million loss on an executed take or pay contract associated with this business. Additionally, LP recorded a $1 million charge associated with the anticipated settlement of an environmental issue on a previously closed site.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 are as follows:

Dollar amounts in millions	September 30, 2008	December 31, 2007
Inventories	$3.1	$6.0

Property, plant and equipment	11.9	11.9
Accumulated depreciation	(6.9)	(6.9)

Net, property, plant and equipment	5.0	5.0

Total assets of discontinued operations	$8.1	$11.0

NOTE 9 – BUSINESS ACQUIRED

In May 2008, LP completed the initial phase of its purchase of a 75% ownership interest in Masisa OSB Industria e Comercio S.A., which operates OSB assets located in Ponta Grossa, Brazil. The purchase is being made through LP Brasil Participacoes Ltda., a limited liability company, and a wholly-owned subsidiary of Louisiana-Pacific South America S.A., a wholly-owned subsidiary of LP. The minority ownership is subject to a put and call option that are exercisable three years after the date of initial closing of the acquisition, is being accounted for as mandatory redeemable minority interest and will be accreted over the life of the put and call to the estimated price which is the greater of $18.5 million plus interest or a multiple of earnings before interest and taxes (subject to certain adjustments). The purchase price was approximately $56.4 million (including expenses), of which $44.6 million was paid in cash at the time of initial closing and the remaining amount (subject to closing date adjustments) was paid in early October. LP will take over operations in early November. As of September 30, 2008, the purchase price was allocated to tangible assets acquired based on their book value as of the acquisition date with the remaining value allocated to goodwill. LP is obtaining an appraisal of the tangible and intangible assets and expects this allocation to be revised in the fourth quarter of 2008.

The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Dollars in millions
Assets acquired:
Property, plant and equipment				$70.0
Minority interest				(18.5)

				51.5
Goodwill				4.9

Purchase price				$56.4

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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2008	2007	2008	2007
Continuing operations	$(161.4)	$(92.1)	$(379.4)	$(185.9)
Discontinued operations	(17.4)	(21.4)	(20.5)	(36.2)

	(178.8)	(113.5)	(399.9)	(222.1)
Total tax benefit	(67.7)	(45.7)	(161.6)	(93.7)

Net loss	$(111.1)	$(67.8)	$(238.3)	$(128.4)

For the nine months ended September 30, 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure and state income taxes. For the nine months ended September 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency.

The components and associated estimated effective income tax rates applied to the quarter and nine month periods ended September 30, 2008 and 2007 are as follows:

	Quarter Ended September 30,
	2008		2007
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(61.0)	38%	$(37.5)	41%
Discontinued operations	(6.7)	39%	(8.2)	39%

	$(67.7)	38%	$(45.7)	40%

	Nine Months Ended September 30,
	2008		2007
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(153.7)	41%	$(79.7)	43%
Discontinued operations	(7.9)	39%	(14.0)	39%

	$(161.6)	40%	$(93.7)	42%

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

NOTE 11 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and nine month periods ended September 30, 2008 and 2007 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2008	2007	2008	2007
Timber recovery	$—	$—	$—	$1.5
Anti-trust litigation settlement	—	—	(48.0)	—
Severance	(1.6)	—	(1.6)	—
Gain on insurance recovery	—	—	5.8	—
Insurance settlement	—	0.6	9.4	18.3
Loss on facility explosion	—	—	(5.3)	—
Additions to product related contigency reserves	—	—	(26.8)	—
Construction related legal reserves	—	—	(1.2)	—
Other	—	0.1	—	0.1

	$(1.6)	$0.7	$(67.7)	$19.9

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

In the third quarter of 2008, LP recorded a loss of $1.6 million for severance obligations associated with the indefinite curtailment of two of its OSB mills.

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

NOTE 12 – GAINS (LOSSES) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS

The major components on “Gain (loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the quarter and nine month periods ended September 30, 2008 and 2007 are reflected in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2008	2007	2008	2007
Gain (loss) on sale of long-lived assets	$0.1	$0.5	$0.4	$0.3
Impairment charges on long-term assets	(9.9)	(48.9)	(9.9)	(53.9)

	$(9.8)	$(48.4)	$(9.5)	$(53.6)

In the third quarter of 2008, LP recorded an impairment charge of $9.9 million associated with a non-operating manufacturing complex in Quebec, Canada to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

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

NOTE 13 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions			September 30, 2008	December 31, 2007
Investments accounted for under the equity method			$144.6	$153.7
Investments accounted for under the cost method			44.5	44.5

Total			$189.1	$198.2

At September 30, 2008, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

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

LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2008 and 2007, LP sold $3.4 million and $3.7 million of products to AbitibiBowater-LP and purchased $14.8 million and $18.0 million of I-joist from AbitibiBowater-LP. LP also purchased $24.8 million and $23.7 million of OSB from Canfor-LP during the quarters ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, LP sold $7.3 million and $11.0 million of products to AbitibiBowater-LP and purchased $35.3 million and $54.9 million of I-joist from AbitibiBowater-LP. LP also purchased $66.9 million and $60.5 million of OSB from Canfor-LP during the nine months ended September 30, 2008 and 2007.

NOTE 14 – LEGAL AND ENVIRONMENTAL MATTERS

Certain environmental matters and legal proceedings are discussed below.

Environmental Matters

LP is involved in a number of environmental proceedings and activities, and it may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which LP has conducted operations or disposed of wastes. Based on the information currently available, LP believes that any fines, penalties or other costs or losses resulting from these matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

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

Lockhart Wood Treatment Facility

In 2004, LP received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom LP acquired the facility in 1983. LP, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the first quarter of 2006, plaintiffs’ attorneys filed 19 separate lawsuits on behalf of 1,429 plaintiffs. Each of these cases was filed in, or removed to, the United States District Court for the Middle District of Alabama, which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al, CV 2:06-CV-00083-LES-CSC. After extensive motion practice and the beginning of discovery, Pactiv and plaintiffs have agreed to a tentative settlement. In addition, LP has agreed to a settlement pursuant to which LP would make a payment of $7.75 million to resolve this matter on the terms of a full and final release of all claims by all plaintiffs. LP accrued the amount of this tentative settlement in the fourth quarter of 2007 and expects to make payment in the fourth quarter of 2008.

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

NOTE 15 – GOODWILL

Goodwill by operating segment is as follows:

Dollar amounts in millions	OSB	Siding	Other	Total
Balance at January 1, 2008	$232.5	$32.4	$8.6	$273.5
Purchase of a business	—	—	4.9	4.9

Balance at September 30, 2008	$232.5	$32.4	$13.5	$278.4

In connection with the acquisition described at note 9, LP recorded $4.9 million of goodwill. LP completes its annual goodwill impairment analysis as of October 1, 2008. In testing for potential impairment, LP estimates the fair value of the reporting unit based upon its cash flow forecasts as compared to the book value of the respective reporting unit. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. LP’s assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. As of September 30, 2008, based on the criteria in SFAS No. 142, “Goodwill and Other Intangible Assets”, no analysis of LP’s goodwill was required.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
Dollar amounts in millions	2008	2007	% change	2008	2007	% change
Net sales:
OSB	$177.6	$228.0	(22)	$496.0	$640.1	(23)
Siding	117.0	122.2	(4)	347.7	357.2	(3)
Engineered Wood Products	63.4	92.5	(31)	189.2	258.4	(27)
Other	33.7	32.2	5	98.4	80.0	23
Less: Intersegment sales	(2.1)	(2.4)	(13)	(5.3)	(7.4)	(28)

	$389.6	$472.5	(18)	$1,126.0	$1,328.3	(15)

Operating profit (loss):
OSB	$(27.8)	$(31.7)	12	$(124.3)	$(140.8)	12
Siding	4.7	11.3	(58)	13.8	37.9	(64)
Engineered Wood Products	(11.0)	3.3	(433)	(28.3)	13.6	(308)
Other	(2.7)	(3.5)	23	(5.2)	(4.3)	(21)
Other operating credits and charges, net	(1.6)	0.7	(329)	(67.7)	19.9	(440)
Loss on sale or impairment of long-lived assets	(9.8)	(48.4)	80	(9.5)	(53.6)	82
General corporate and other expenses, net	(22.5)	(21.5)	(5)	(68.8)	(64.6)	(7)
Foreign currency gains (losses)	2.3	(15.0)	115	6.6	(30.5)	122
Other than temporary impairment of investments	(88.7)	—		(91.2)	—
Investment income	8.1	20.4	(60)	31.5	64.2	(51)
Interest expense, net of capitalized interest	(12.4)	(7.7)	(61)	(36.3)	(27.7)	(31)

Loss from operations before taxes	(161.4)	(92.1)	(75)	(379.4)	(185.9)	(104)
Benefit for income taxes	(61.0)	(37.5)		(153.7)	(79.7)

Loss from continuing operations	$(100.4)	$(54.6)	(84)	$(225.7)	$(106.2)	(113)

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

NOTE 18 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2008	December 31, 2007
Environmental reserves	$7.1	$9.4
Hardboard siding reserves	20.2	12.8
Other reserves	10.6	9.4

Total contingency reserves	37.9	31.6
Current portion of contingency reserves	(24.3)	(15.8)

Long-term portion of contingency reserves	$13.6	$15.8

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement relating to a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2007. During the second quarter of 2008, LP increased its reserves in connection with this class action settlement as a result of increased claims activity. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. LP believes that the reserve balance at September 30, 2008 will be adequate to cover future payments to claimants and related administrative costs. However, LP is investigating the circumstances that gave rise to the increase in claims activity in order to better assess its potential future liability associated with such settlement agreement and may be required to further adjust its related reserves in the fourth quarter.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first nine months of 2008 and 2007 are summarized in the following table.

Dollar amounts in millions	September 30, 2008	September 30, 2007
Beginning balance, December 31,	$12.8	$25.3
Accrued to expense	18.2	—
Payments made for claims	(9.3)	(7.4)
Payments made for administrative costs	(1.5)	(1.8)

Ending balance	$20.2	$16.1

NOTE 19 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and nine month period ended September 30, 2008 and 2007. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2008	2007	2008	2007
Service cost	$2.4	$2.6	$7.3	$7.5
Interest cost	4.4	4.0	13.3	11.9
Expected return on plan assets	(5.1)	(4.8)	(15.6)	(14.3)
Amortization of prior service cost	0.3	0.3	0.9	0.9
Amortization of net loss	0.6	1.5	1.9	4.5

Net periodic pension cost	$2.6	$3.6	$7.8	$10.5

Through September 30, 2008, LP recognized $7.8 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $2.6 million of pension expense in the remainder of 2008 for a total of $10.4 million.

Through September 30, 2008, LP made $0.9 million of pension contributions for all of LP’s defined benefit plans. LP presently anticipates making approximately $0.4 million of additional pension contributions for the plans during the remainder of 2008 for a total of $1.3 million.

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first nine months of 2008 and 2007 are summarized in the following table:

Dollar amounts in millions	September 30, 2008	September 30, 2007
Beginning balance, December 31,	$26.2	$28.8
Accrued to expense	19.7	2.6
Payments made	(5.5)	(3.8)

Total warranty reserves	40.4	27.6
Current portion of warranty reserves	(7.0)	(7.0)

Long-term portion of warranty reserves	$33.4	$20.6

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

During the third quarter of 2008, LP increased the warranty reserves relating to its discontinued composite decking products by $15.2 million resulting in total charges of $17.2 million for the nine month period ended September 30, 2008. The additional reserves reflect revised estimates of future claim payments based upon a significant increase in decking warranty claims related to a specific operation and specific time period. LP is currently investigating the causes of this increase as well as reviewing other appropriate actions. LP believes that the warranty reserve balance at September 30, 2008 will be adequate to cover future warranty payments. However, it is possible that additional charges may be required in the future.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 amends SFAS 157 by incorporating an illustrative example on how to determine the fair value of a financial asset in an inactive market and clarifying application issues associated with SFAS 157. FSP FAS 157-3 is effective as of October 10, 2008 and is applicable to prior periods for which financial statements have not yet been issued. The company adopted this Statement as of September 30, 2008 and it did not have a material effect on the company’s consolidated financial statements.

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

To serve these markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for about 44% of sales during the nine months ended September 30, 2008 and about 48% of sales in the nine months ended September 30, 2007.

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. In the first nine months of 2008, the U.S. Department of Census reported that actual single and multi-family housing starts were about 31% lower than the first nine months of 2007. We believe that the reduced level of building is due to the increase in the inventory of homes for sale coupled with a much more restrictive mortgage market. Additionally, the reduction in home values and the large amount of variable rate mortgages that are resetting has increased the number of foreclosures, which add to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of purchases increases.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and to “about Forward-Looking Statements” and “Risk Factors” in this report.

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

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $3.2 million higher if the LIFO inventories were valued at average cost as of September 30, 2008.

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

Auction Rate Securities: Auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, a dividend-yielding preferred stock or other instruments. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction-rate securities in current available-for-sale securities. As of September 30, 2008, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $39.7 million ($151.8 million, par value) of auction-rate securities as long-term available-for-sale securities that were classified previously as short-term available-for-sale securities.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from issuing banks. During the nine months ended September 30, 2008, we recorded an other-than-temporary impairment of $91.2 million that was recorded as non-operating income (expense). This impairment includes the reversal of $31.5 million in cumulative unrealized losses associated with the temporary declines in value of our ARS holdings that were recorded net of tax in accumulated other comprehensive income as of December 31, 2007. In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2008, we excluded from our estimates approximately $0.6 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2008, we had established valuation allowances against certain deferred tax assets, primarily related to foreign tax credit carryovers, state net operating loss and credit carryovers and foreign capital loss carryovers. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

RESULTS OF OPERATIONS

(Dollar amounts in tables in millions)

Our net loss for the third quarter of 2008 was $111 million, or $1.08 per diluted share, on sales of $390 million, compared to net loss for the third quarter of 2007 of $68 million, or $0.65 per diluted share, on sales of $473 million. For the third quarter of 2008, loss from continuing operations was $100 million, or $0.98 per diluted share, compared to loss from continuing operations of $55 million, or $0.52 per diluted share, for the third quarter of 2007.

Our net loss for the nine months ended September 30, 2008 was $238 million, or $2.32 per diluted share, on sales of $1.1 billion, compared to net loss for the nine months ended September 30, 2007 of $128 million, or $1.23 per diluted share, on sales of $1.3 billion. For the nine months ended September 30, 2008, loss from continuing operations was $226 million, or $2.19 per diluted share, compared to loss from continuing operations of $106 million, or $1.02 per diluted share, for the nine months ended September 30, 2007.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net sales	$178	$228	(22%)	$496	$640	(23%)
Operating losses	$(28)	$(32)	12%	$(124)	$(141)	12%
Depreciation, amortization and cost of timber harvested	$13	$16		$41	$50

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2008 compared to the quarter and nine months ended September 30, 2007 are as follows:

	Quarter Ended September 30, 2008 versus 2007		Nine Months Ended September 30, 2008 versus 2007
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
	5%	(24%)	6%	(24%)
Commodity OSB

OSB prices increased slightly for the third quarter and first nine months of 2008 as compared to the corresponding periods of 2007. The weakened price as compared to cycle average pricing is due to dramatically lower housing demand coupled with increased industry capacity in OSB. The increase in selling price favorably impacted net sales and operating losses by approximately $7 million for the quarter and $24 million for the first nine months as compared to the corresponding periods of 2007. As compared to the corresponding periods of 2007, the decline in sales volume was primarily due to the curtailment of our Silsbee, TX operation in the fourth quarter of 2007 (which likely will not run in 2008 or 2009) as well as other production curtailments to balance supply and demand.

Compared to the third quarter of 2007 and the first nine months of 2007, the primary factors, along with the increased sales prices, for decreased operating losses were reduced sales volumes. While costs increased due to higher prices for petroleum based products used in manufacturing and less absorption of fixed costs due to curtailed operations, we improved the overall financial results by curtailing certain operations.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net sales	$117	$122	(4%)	$348	$357	(3%)
Operating profits	$5	$11	(58%)	$14	$38	(64%)
Depreciation, amortization and cost of timber harvested	$5	$4		$17	$14
Sales in this segment by product line are as follows:
	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
SmartSide Siding	$91	$95	(4%)	$260	$275	(5%)
Commodity OSB	8	5	60%	25	19	32%
Canexel siding and other hardboard related products	18	22	(18%)	63	63	0%

Total	$117	$122	(4%)	$348	$357	(3%)

Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2008 compared to the quarter and nine month period ended September 30, 2007 are as follows:

	Quarter Ended September 30, 2008 versus 2007		Nine Months Ended September 30, 2008 versus 2007
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	0%	1%	(5%)
Commodity OSB	3%	61%	1%	26%
Canexel siding and other hardboard related products	(6%)	(20%)	5%	(8%)

For both the third quarter of 2008 and the nine month period ended September 30, 2008 compared to the corresponding periods in 2007, sales volumes for our SmartSide siding remained relatively flat. Sales prices in our SmartSide siding product line for the quarter and nine month period ended September 30, 2008 as compared to the corresponding periods of 2007 changed due to changes in product mix with specific product prices remaining generally constant. In our Canexel product line, sales volumes for the third quarter and nine month period of 2008 as compared the corresponding periods of 2007 declined due to higher than prior year volumes sold under our 2008 winter buy program which reduced the normal seasonal increases in the second and third quarters of 2008. Sales volumes were also impacted by weakening in the Canadian housing market. Sales prices for our Canexel product line decreased in the third quarter and increased in the nine month period ended September 30, 2008 as compared to the same periods of last year due to the impact of the strengthening or weakening Canadian dollar as a majority of these sales are made in Canada.

Overall, the decline in operating results for our siding segment for the third quarter of 2008 compared to the same period of 2007 was primarily due to losses on OSB sales and increased manufacturing costs at one of our siding mills resulting from technological changes in our manufacturing processes.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) (which began production in first half of 2008) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater JV or under an exclusive sales arrangement with Murphy Plywood.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net sales	$63	$93	(31%)	$189	$258	(27%)
Operating profits (losses)	$(11)	$3	(433%)	$(28)	$14	(308%)
Depreciation, amortization and cost of timber harvested	$4	$4		$12	$11
Sales in this segment by product line are as follows:
	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
LVL/LSL	$25	$36	(31%)	$77	$108	(29%)
I-Joist	27	40	(33%)	76	110	(31%)
Related products	11	17	(35%)	36	40	(10%)

Total	$63	$93	(31%)	$189	$258	(27%)

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2008 compared to the quarter and nine months ended September 30, 2007 are as follows:

	Quarter Ended September 30, 2008 versus 2007		Nine Months Ended September 30, 2008 versus 2007
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(9%)	(22%)	(5%)	(25%)
I-Joist	(2%)	(30%)	(3%)	(28%)

During the third quarter and first nine months of 2008 compared to the corresponding periods of 2007, we saw reductions in sales volumes in both LVL and I-Joist. These declines are attributed to a slowdown in the housing market. Net average selling prices declined as we continued to see price pressure caused by lower demand. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. During the third quarter and first nine months of 2008, this segment absorbed the start-up losses attributable to the Houlton, Maine LSL mill as we incurred expenses associated with the start-up but produced minimal saleable product.

For the third quarter and first nine months of 2008 compared to the corresponding periods of 2007, the results of operations for EWP were lower primarily due to lower sales volume which increased our conversion costs, reductions in sales prices and start up costs associated with our Houlton LSL mill. Additionally, we saw increases in raw materials costs for veneer while OSB and lumber cost remained relatively consistent with the prior year.

OTHER PRODUCTS

Our other products category includes our moulding business, South American operations, export sales and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits and depreciation, amortization and cost of timber harvested for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net sales	$34	$32	5%	$98	$80	23%
Operating losses	$(3)	$(4)	23%	$(5)	$(4)	(21%)
Depreciation, amortization and cost of timber harvested	$3	$1		$7	$3
Sales in this segment by product line are as follows:
	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Moulding	7	9	(22%)	24	27	(11%)
South American operations	16	10	60%	44	30	47%
Other	11	13	(15%)	30	23	30%

Total	$34	$32	5%	$98	$80	23%

For the third quarter and first nine months of 2008 compared to the corresponding periods of 2007, sales in our moulding operations were lower due to reduced retail demand while our sales in South American operations increased as we continued to penetrate local South American markets and began producing at our second mill in Chile. Additionally, we saw a significant increase in our export sales during the first and second quarters of 2008 as compared to the corresponding periods of the prior year as the weakened U.S. dollar has made U.S. products more competitive.

Overall, operating results associated with these activities were negatively impacted by the administrative costs associated with the new mill start-up in Chile, lower sales prices due to competition from imported OSB and the effects on our U.S. Greenfiber joint venture of weakness in its contractor business and increased raw material costs.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the third quarter and first nine months of 2008 compared to the corresponding periods of 2007, general corporate expenses increased slightly. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in the third quarter and first nine months of 2008 as compared to the corresponding periods of 2007 resulted from higher sales and marketing costs as we have added additional personnel in our efforts to increase market share and increased accruals for management incentive programs.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the third quarter and the first nine months of 2008 was significantly lower than in the corresponding periods of 2007 due to lower cash balances as well as lower interest rates. Capitalized interest is lower due to the completion of our Clarke County OSB mill in the fourth quarter of 2007 and our LSL facility in the first quarter of 2008. Investment income was also impacted by losses on our SERP of $1.2 million and $2.5 million for the third quarter and first nine months of 2008 as compared to income of $0.5 million and $1.2 million in the corresponding periods of the previous year. Components of investment income, net of interest expense, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investment income	$8.1	$20.4	$31.5	$64.2
Interest expense	(12.5)	(13.5)	(39.9)	(40.6)
Capitalized interest	0.1	5.8	3.6	12.9

Total	$(4.3)	$12.7	$(4.8)	$36.5

DISCONTINUED OPERATIONS

Included in discontinued operations for the third quarter and first nine months of 2008 and 2007 are the results of the operations of mills that have been or are to be divested. At September 30, 2008, we had one remaining decking facility classified as discontinued. For the third quarter and first nine months of 2008 and 2007, the loss on discontinued operations relates to our decking operations as well as residual losses from previously discontinued operations. During the third quarter of 2008, we signed a non-binding letter of intent to sell our remaining decking facility in Selma, Alabama. This sale is expected to close in the fourth quarter. Based upon estimated sales price, no further impairment is required.

Included in the operating losses of discontinued operations for the third quarter of 2008 is an increase in our decking warranty reserves of $15.2 million based upon significant increases in recent warranty claim activity. This charge is in addition to the $2.0 million increase recorded in the second quarter of 2008.

Included in the operating losses of discontinued operations for the third quarter of 2007 is an additional $7.5 million impairment charge on assets held for sale to reduce the carrying value of these assets to their estimated sales price less selling costs. This charge is in addition to the $9.5 million recorded in the second quarter of 2007. Additionally, during the third quarter of 2007, we recorded a charge of $3.5 million associated with the loss on an executed take or pay contract associated with our decking operations.

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

For the nine months ended September 30, 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to our foreign debt structure and state income taxes. For the nine months ended September 30, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to our foreign debt structure, state income taxes and the favorable resolution of an outstanding state tax contingency.

The components and associated estimated effective income tax rates applied to the quarter and nine month periods ended September 30, 2008 and 2007 are as follows:

	Quarter Ended September 30,
	2008		2007
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(61.0)	38%	$(37.5)	41%
Discontinued operations	(6.7)	39%	(8.2)	39%

	$(67.7)	38%	$(45.7)	40%

	Nine Months Ended September 30,
	2008		2007
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(153.7)	41%	$(79.7)	43%
Discontinued operations	(7.9)	39%	(14.0)	39%

	$(161.6)	40%	$(93.7)	42%

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

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. We estimate that our net periodic pension cost for 2008 will be approximately $10.4 million. If a curtailment or settlement does occur in 2008, this estimate may change significantly. We estimate that we will contribute approximately $1.3 million to our defined benefit pension plans in 2008. As of September 30, 2008, we had contributed approximately $0.9 million to these plans. At December 31, 2007, we had $36.0 million of net actuarial loss and $5.2 million of prior service cost included in accumulated other comprehensive loss. Of these amounts, we expect to recognize a net actuarial loss of $2.8 million and prior service cost of $1.2 million as components of net periodic pension cost in 2008, which will account for approximately 38% of our estimated 2008 net periodic pension cost.

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

Cumulative statistics under hardboard settlements are as follows:

	September 30, 2008	June 30, 2008	December 31, 2007
Completed claims received	62,300	57,700	50,200
Completed claims pending	3,900	2,600	1,000
Claims dismissed	11,100	10,800	10,200
Claims settled	47,300	44,300	39,000

The average payment amount for settled claims as of September 30, 2008, June 30, 2008 and December 31, 2007 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

ENVIRONMENTAL COMPLIANCE

The U.S. government has recently modified its position with respect to the enacted regulations related to Maximum Achievable Control Technology (MACT). MACT regulations govern the manner in which we measure and control the emissions from our manufacturing facilities into the air. As of September 30, 2008 we have completed the capital expenditures necessary to achieve compliance with these regulations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under credit facilities. We may also from time to time issue and sell equity or debt securities or engage in other capital market transactions.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice.

Our net use of cash in operating and other activities, the decline in marketability and value of our investments in ARS and the recent turmoil in the credit and financial markets have adversely affected our principal sources of liquidity. At September 30, 2008, we have $154.7 million in cash and cash equivalents, $143.9 million of short term investments, and $460.2 million of other current assets. In addition, we expect to receive in the next three months around $50 million of net proceeds from disposition of non-core assets and income tax refunds.

We have undertaken a number of initiatives to reduce our use of liquidity, including: the suspension of dividends on our common stock; the curtailment of operations at our OSB mills in Clarke County, Alabama, Chambord, Quebec, Athens, Georgia and Silsbee, Texas; the taking of downtime at many of our other facilities in order to manage the levels of our inventories of finished goods; and the continued pursuit of efficiency gains and cost reductions through Lean Sigma Six programs implemented throughout our organization.

As of the date of this report, we are actively considering other possible measures to enhance our overall liquidity, including possible financing and refinancing transactions. In light of the recent turmoil in the credit and financial markets, however, there can be no assurance as to whether, when or the terms upon which any such transactions will be consummated. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES

During the first nine months of 2008, we used $91 million of cash in operating activities compared to $5 million in the first nine months of 2007. The increase in cash used in operating activities in the first nine months of 2008 was primarily a result of increased operating losses as well as payment of legal settlements.

INVESTING ACTIVITIES

During the first nine months of 2008, we used approximately $22 million in investing activities. Capital expenditures in the first nine months were $88 million and related primarily to the costs associated with our LSL facility in Houlton, Maine and $45 million to purchase an interest in an OSB mill in Brazil. Additionally, we contributed $3 million to our joint ventures for working capital requirements. We also used approximately $216 million to purchase investments with maturities in excess of 90 days and received $287 million on the sale of these types of investments. We received $54 million in principal payments on our notes receivable from asset sales. Additionally, included in accounts payable is $6 million related to capital expenditures that had not yet been paid as of September 30, 2008.

During the first nine months of 2007, we generated approximately $92 million of cash from investing activities. Capital expenditures for the first nine months of 2007 were $221 million and related primarily to the costs associated with our OSB mill in Alabama and the LSL facility in Houlton, Maine that were under construction. Additionally, we contributed $5 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $2.2 billion to purchase investments with maturities in excess of 90 days and received $2.5 billion on the sale of these types of investments. Additionally, included in accounts payable is $35 million related to capital expenditures that had not yet been paid as of September 30, 2007.

Capital expenditures for existing facilities and investments in existing joint ventures for 2008 are expected to total about $100 to $120 million. We are working with our expected partner to create a joint venture to manufacture LVL in which we would obtain a 50% ownership interest. We currently are the sole purchaser of this facility’s production through an exclusive sales arrangement. Given current market conditions, the timing of this approximate $35 million contribution is uncertain.

FINANCING ACTIVITIES

In the first nine months of 2008, net cash used in financing activities was $89 million. During the first nine months of 2008, we repaid (net of borrowings) $16 million under a credit facility to support general operating requirements in our Canadian and Chilean locations. Additionally, we borrowed $12 million under a long term credit facility to fund our Chilean expansion. We also repaid $54 million of our limited recourse notes payable. Additionally, in the first nine months of 2008, we paid cash dividends of $31 million.

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

CREDIT FACILITIES

We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million. Based upon recent financial performance, the facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. At September 30, 2008, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce our borrowing capacity, totaled approximately $33.3 million as of September 30, 2008 and were cash collateralized with $34.9 million.

We also have a $10 million (Canadian) line of revolving credit facility in Canada. Our ability to obtain letters of credit under this facility ends in December 2008. Based upon recent financial performance, the facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of September 30, 2008 and were cash collateralized with $0.8 million.

We have a $100 million (Canadian or US) credit facility in Canada. The facility allows us to finance general operating requirements. At September 30, 2008, we had $24.6 million outstanding under this facility. Amounts outstanding under the facility are due upon demand and are included in LP’s Condensed Consolidated Balance Sheet under the caption “short-term notes payable”.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ends in December 2008, with the final maturity in March 2015. The proceeds from the facility are being used to fund construction of an additional OSB plant in Chile. At September 30, 2008, there was $37 million outstanding under this facility. Borrowings under the facility were secured. Additionally, LP Chile has an unsecured working capital facility with a Chilean bank for up to $3.5 million. This facility matures in May 2009. At September 30, 2008, there was $2 million outstanding under this facility.

OTHER LIQUIDITY MATTERS

As of September 30, 2008, we had $39.7 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of September 30, 2008 and November 6, 2008, all LP’s ARS securities continue to pay interest according to their stated terms. With the exception of two investments, all investments maintain their original credit rating from Standard and Poor’s; however both Moody’s Investor Service and Fitch Ratings downgraded these investments multiple times. The below table provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of September 30, 2008	Original cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003
Collaterized Debt Obligation	25.6	2003 - 2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006

Total	$151.8

The estimated market value of our ARS holdings at September 30, 2008 was $39.7 million, which reflects a $112.1 million adjustment to the par value of $151.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value from issuing banks, we have recorded an other-than-temporary impairment of $88.7 million ($54.4 million after tax) in the third quarter of 2008 and $91.2 million ($55.9 million after tax) for the nine month period ended September 30, 2008 was recorded as non-operating income (expense). The expense recorded in the third quarter of 2008 reflects the additional decline in value $31.8 million ($19.5 million after tax) as well as the reclassification of $56.9 million ($34.9 million after tax) of unrealized losses previously recorded in other comprehensive income as a reduction in shareholders’ equity.

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

The following details our debt ratings as of November 6, 2008:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Ba2	BB

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2008, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $1.9 million annually.

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar. Although we have in the past entered into foreign exchange contracts associated with certain of our indebtedness and foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk, we historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future. Subsequent to September 30, 2008 to the date of this report, the US dollar strengthened significantly in relation to other currencies in which we operate. Based on our current Canadian dollar denominated debt in our Canadian operation (functional currency is the US dollar) and the US denominated debt in our South American operations (functional currency is the local currency), LP would report in the fourth quarter of 2008 a gain of $6.1 million (based upon rates in effect as of November 4, 2008) associated with these liabilities.

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 6.1 billion square feet (3/8” basis) or 5.2 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change our annual pre-tax profits or losses by approximately $5.2 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2008, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and nine month periods ended September 30, 2008 and 2007.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Oriented strand board, million square feet 3/8” basis (1)	1,037	1,384	3,134	4,192
Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	61	33	227	147
Wood-based siding, million square feet 3/8” basis	208	176	643	665
Engineered I-Joist, million lineal feet (1)	26	34	66	105
Laminated veneer lumber (LVL), thousand cubic feet(1)	1,588	2,388	4,731	6,719

(1)	Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006	210
2007 1st Qtr. Avg.	146
2007 2nd Qtr. Avg.	151
2007 3rd Qtr. Avg.	180
2008 1st Qtr. Avg.	138
2008 2nd Qtr. Avg.	174
2008 3rd Qtr. Avg.	202

Source: Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We are involved in various environmental matters and product liability and other legal proceedings and subject to various product warranty claims. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances, the generation of contaminants and pollutants, and the sale of products and the making of product warranties. In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving anti-trust, warranty or non-warranty product liability claims and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use by others of our or our predecessors products or the use or release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

The valuation of our investment in auction-rate securities (ARS) is subject to uncertainties that are difficult to predict. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the failed auctions, the values of our ARS have been adversely affected. Factors that may further impact the valuation of our ARS include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flows.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency in our Brazil subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, a strengthening or further strengthening of the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

We may be unable to service our indebtedness, to refinance our indebtness or to fund our other liquidity needs. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts in the first nine months of 2008 were approximately 31% lower than in the first nine months of 2007. This reduced level of building has been caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Home building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of home purchases increases. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods and expect to continue to experience such losses and net cash uses pending improvement in the factors referred to above. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

Execution of our business strategies could strain management and other resources, which could adversely affect our business and financial performance. Execution of our business strategies, particularly those relating to international growth and the pursuit of strategic transactions, could place significant demands on our management, operational systems and capital and other resources, and could be disruptive to our relationships with suppliers, distributors, customers and employees. If we are unable to effectively manage our growth, including business integration and other issues that may arise out of business combination transactions, our business, financial condition and results of operations could be materially and adversely affected.

We have not verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by various sources. We cannot guarantee the accuracy or completeness of this information, have not independently verified it and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information. Accordingly, you should not place undue reliance upon the third-party information presented in this report or such other documents, particularly where such information is forecasted or otherwise forward-looking.

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

LOUISIANA-PACIFIC CORPORATION

Date: November 6, 2008	BY:	RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: November 6, 2008	BY:	CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial
Officer
(Principal Financial Officer)