Form 10-K
period 2008-01-31
LOUISIANA-PACIFIC CORP
filed 2009-02-27
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008	Commission File Number 1-7107

Louisiana-Pacific Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $855,473,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 103,723,653 shares of Common Stock, $1 par value, outstanding as of February 26, 2009.

Documents Incorporated by Reference

Definitive Proxy Statement for 2009 Annual Meeting: Part III

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, EURO, Brazilian real and the Chilean peso;

•	prolonged illiquidity in the market for auction-rate securities held by us for investment;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond our control.

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

General

Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2008, we had approximately 4,700 employees. We currently own 23 modern, strategically located facilities in the U.S. and Canada. We also own two facilities in Chile and recently acquired a 75% ownership interest in a Brazilian facility. We also operated three facilities through joint ventures, for which we are the exclusive provider of product distribution for North America. Additionally, we participate in a joint venture operation that produces cellulose insulation. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

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

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated for 2008 that OSB accounts for approximately 61% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2008 housing starts) is 30.3 billion square feet with the OSB market comprising an estimated 18.5 billion square feet of this market. Based upon our production in 2008 of 3.7 billion square feet (including our joint venture OSB mill with Canfor Corporation), we account for 20% of the North American OSB market and 12% of the overall North American structural panel market. We believe we have the largest installed capacity and are one of the most efficient producers of OSB in North America.

Siding

Our siding offerings fall into two categories: SmartSide® siding products and related accessories; and Canexel siding and accessory products. Our SmartSide® products consist of a full line of wood-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs. Our Canexel siding and accessory product offerings include a number of mainly pre-finished lap, panel and trim products in a variety of patterns and textures.

Additionally, as market demand warrants, amounts of commodity OSB are produced and sold in this segment.

Engineered Wood Products

Our Engineered Wood Products (EWP) segment manufactures and distributes I-joists and laminated veneer lumber (LVL) and other related products. In 2008, we completed the construction of a laminated strand lumber facility (LSL) in Houlton, Maine. We believe that in North America we are one of the top three producers (including our JV production) of I-joists, LVL and LSL. A plywood mill associated with our LVL operations in British Columbia is also included in this segment.

We believe that our engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter and straighter than conventional lumber joists. Our LVL and LSL are high-grade, value-added structural products used in applications where extra strength and quality is required, such as headers and beams. It is also used, together with OSB and lumber, in the manufacture of engineered I-joists.

Other Products

Our other products category includes our decorative moulding, South American OSB operations and our joint venture that produces cellulose insulation. Additionally, our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2008, our top 10 customers accounted for approximately 44% of our sales, with the largest customer accounting for slightly less than 10% of our sales. Because a significant portion of our sales are from OSB that is a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

Raw Materials

Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the U.S. are manufacturers who supply: (1) the housing market, where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; (3) commercial and industrial markets; and (4) export markets. The supply of timber is limited by access to timber and by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including forest management policies, alternate uses of land, and loss to urban or suburban real estate development.

In Canada, we harvest enough timber annually under long-term harvest rights with various Canadian governments and other third parties to support our Canadian production facilities. The average remaining life of our Canadian timber rights is 18.2 years with provisions for regular renewal.

We purchase approximately 74% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (26%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

In addition to wood fiber, we use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as competing demand for resin products.

While the majority of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to mitigate our exposure to energy price changes through the selective use of long-term supply agreements.

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

Our policy is to comply fully with all applicable environmental laws and regulations. We devote significant management attention to achieving full compliance. In addition, from time to time, we undertake construction projects for environmental control equipment or incur other environmental costs that extend an asset’s useful life, improve its efficiency or improve the marketability of certain properties.

Additional information concerning environmental matters is set forth under item 3, Legal Proceedings, and in Note 20 of the Notes to the financial statements included in item 8 of this report.

Employees

We employ approximately 4,700 people, about 1,200 of whom are members of unions. We consider our relationship with our employees generally to be good. There can be no assurance, however, that work stoppages will not occur.

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

Segment and Price Trend Data

The following table sets forth, for each of the last three years: (1) production volumes; (2) the estimated average wholesale price of OSB sold in the United States; and (3) logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 26 of the Notes to the financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.

Product Information Summary

For Years Ended December 31

(Dollar amounts in millions, except per unit)

	2008	2007	2006
PRODUCTION VOLUMES [1]
OSB, 3/8” basis, million square feet [4]	4,026	5,534	6,011
Wood-based siding, 3/8” basis, million square feet	758	794	953
Engineered I-joists, million lineal feet	84	130	149
Laminated veneer lumber, thousand cubic feet	5,683	8,319	9,466

COMMODITY PRODUCT PRICE TRENDS [2]
OSB, MSF, 7/16” – 24/16” span rating (North Central price)	$172	$161	$210

% LOGS BY SOURCES [3]
Private cutting contracts	24	16	16
Government contracts	26	39	37
Purchased logs	50	45	47
Total volumes—million board feet	1,562	2,221	2,417

[1]	Includes production at joint ventures.
[2]	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.
[3]	Stated as a percentage of total log volume.
[4]	Includes production at both our commodity and specialty mills.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, which is at record levels, longer-term interest rates, which in recent years have been at relatively low levels, the availability of mortgage financing, which has recently declined and mortgage foreclosure rates. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 45% of our sales in 2008 and 48% of our sales in 2007 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 74% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are subject to significant environmental regulation and environmental compliance expenditures and liabilities. Our businesses are subject to many environmental laws and regulations, particularly with respect to discharges of pollutants and other emissions on or into land, water and air, and the disposal and remediation of hazardous substances or other contaminants and the restoration and reforestation of timberlands. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

We are involved in various environmental matters, product liability and other legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future will be involved in a number of environmental matters and legal proceedings, including legal proceedings involving anti-trust, warranty or non-warranty product liability claims, negligence and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use by others of our or our predecessors’ products or the release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

Settlements of tax exposures may exceed the amounts we have established for known estimated tax exposures, and the tax refund amounts we receive may be received in an amount less than, and at a time later than, our estimates, if at all. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions and uncertain tax positions. Significant income tax exposures may include potential challenges to intercompany pricing, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have established appropriate reserves for estimated exposures; however, if actual results differ materially from our estimates we could experience a material adverse effect on our financial condition, results of operations and cash flows.

Our estimates of the amount of our tax refunds are based on information available to us at this time. These refunds are subject to completion and filing of returns and to the review of those returns by federal, state, and foreign taxing authorities. Accordingly, the amounts of any tax refunds we actually receive may be less than our estimates. In addition, the time at which we receive any tax refunds may be later than our estimates.

Fluctuations in foreign currency exchange rates could result in currency exchange losses. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency in our Brazil subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, a strengthening of the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

We may be unable to service our indebtedness, to refinance our indebtness or to fund our other liquidity needs. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts for 2008 were approximately 33% lower than 2007. This reduced level of building has been caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Home building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of home purchases increases. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods and expect to continue to experience such losses and net cash uses pending improvement in the factors referred to above. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

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

We have not verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI, HIRI, Random Lengths and the U.S. Census Bureau. We cannot guarantee the accuracy or completeness of this information, have not independently verified it and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information. Accordingly, you should not place undue reliance upon the third-party information presented in this report, particularly where such information is forecasted or otherwise forward-looking.

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

ORIENTED STRAND BOARD

Oriented Strand Board Panel Plants 1

12 plants—5,660 million square feet annual capacity,  3/8” basis

Square feet in millions
Athens, GA 2	375
Carthage, TX	450
Chambord, Quebec, Canada [2]	470
Dawson Creek, BC, Canada	390
Hanceville, AL	375
Jasper, TX	450
Maniwaki, Quebec, Canada	650
Roxboro, NC	470
Sagola, MI	410
Silsbee, TX 2	350
Swan Valley, Manitoba, Canada	520
Thomasville, AL 2	750

SIDING

Siding and Specialty Plants

6 plants—1,320 million square feet annual capacity,  3/8” basis

Square feet in millions
Newberry, MI	150
Hayward, WI 3	475
Tomahawk, WI	140
Two Harbors, MN	155
Roaring River, NC	300
East River, Nova Scotia, Canada [4]	100

ENGINEERED WOOD PRODUCTS

I-joist Plants 5

1 plant—80 million lineal feet annual capacity

1 to 3 shifts per day, 5 days per week	Lineal feet in millions
Red Bluff, CA	80

LVL Plants

2 plants—9,400 thousand cubic feet annual capacity

Cubic feet in thousands
Golden, BC, Canada	4,800
Wilmington, NC 6	4,600

LSL Plant

1 plant—7,000 thousand cubic feet annual capacity

Cubic feet in thousands
Houlton, ME [7]	7,000

OTHER 8

Plastic Mouldings Plant

1 plant—300 million lineal feet annual capacity

Lineal feet in millions
Middlebury, IN	300

South American Operations

3 plants—705 million square feet annual capacity.  3/8” basis

Square feet in millions
Panguipulli, Chile	130
Lautaro, Chile [2]	175
Ponta Grossa, Brazil	400

Plywood	Golden, BC, Canada

[1]

In addition to the plants described, our 50/50 joint venture with Canfor Corporation owns and operates a plant in Ft. St. John, British Columbia, Canada, that has an annual production capacity of 820 million square feet of OSB.

[2]	Facility indefinitely curtailed at December 31, 2008.
[3]	The Hayward, WI siding facility produces both commodity OSB and OSB siding.
[4]	The East River, Nova Scotia, Canada plant produces both hardboard panel products and Canexel siding products.
[5]

In addition to the plant described, our 50/50 joint venture with Abitibi-Consolidated owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

[6]	The Wilmington, NC facility was indefinitely curtailed as of February 17, 2009.
[7]	The Houlton, ME LSL facility can produce both commodity OSB and LSL.
[8]	The above table does not reflect the 12 cellulose insulation facilities that are operated by U.S. GreenFiber, LLC, our 50/50 joint venture with Casella Waste Systems.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	9,200,000
Manitoba	8,900,000
Quebec	27,100,000

Total timberlands under license agreements in Canada	45,200,000

We also have timber-cutting rights on approximately 48,706 acres on government and privately owned timberlands in the U.S.

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

SIDING MATTERS

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc. v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the United States District Court for the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by LP and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals vacated the District Court’s injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. On February 5, 2008, the Minnesota State Court of Appeals reversed the $11.2 million judgment entered against LP on December 22, 2006. Lester’s timely appealed the Minnesota State Court of Appeals’ decision, and the Minnesota State Supreme Court has granted review. Based upon the information currently available, we believe that any further liability related to this case is remote and, accordingly, has not recorded any accrual with respect to its potential exposure.

LOCKHART WOOD TREATMENT FACILITY

In 2004, LP received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom we acquired the facility in 1983. We, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the first quarter of 2006, plaintiffs’ attorneys filed 19 separate lawsuits on behalf of 1,429 plaintiffs. Each of these cases was filed in, or removed to, the United States District Court for the Middle District of Alabama, which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al, CV 2:06-CV-00083-LES-CSC. After extensive motion practice and the beginning of discovery, Pactiv and plaintiffs have agreed to a tentative settlement. In addition, we agreed to a settlement pursuant to which we would make a payment of $7.75 million to resolve this matter on the terms of a full and final release of all claims by all plaintiffs. We accrued the amount of the settlement in 2007 and paid the settlement in 2008.

ANTITRUST LITIGATION

We were named as one of a number of defendants in multiple class action complaints filed on or after February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania. These complaints were dismissed or consolidated into two complaints under one caption: In Re OSB Anti-Trust Litigation, Master File No. 06-CV-00826 (PD). The first complaint is a consolidated amended class action complaint filed on March 31, 2006 on behalf of plaintiffs who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the direct purchaser complaint). The second complaint is a consolidated amended class action complaint, filed on June 15, 2006, on behalf of plaintiffs who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the indirect purchaser complaint). The plaintiffs in both amended and consolidated complaints described above moved for and received class certification and sought damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and similar remedies under individual state anti-trust, competition and consumer protection laws. As previously reported, we believed that the claims asserted were without merit, but after being ordered to settlement conference by the judge, we decided that in order to limit the risks and costs associated with a prolonged trial schedule; we would settle the direct and indirect lawsuits. These settlements were accrued and paid in 2008.

As part of the class action process, individual purchasers are able to opt-out of the class action claims and pursue their own suit. On December 1, 2008, we were named, in an opt-out suit, as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs in this opt-out case seek treble damages and attorneys fees in an unspecified amount alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. We believe these allegations are without merit and intend to vigorously defend this suit.

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

No matter was submitted to a vote of LP’s security holders during the fourth quarter of 2008.

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

The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2008 High	$15.79	$12.74	$11.33	$9.17
Low	8.38	8.45	7.64	1.41

2007 High	$23.51	$21.57	$20.84	$18.79
Low	19.22	18.59	16.35	13.18

As of January 30, 2009, there were approximately 9,495 holders of record of our common stock. For the year ended December 31, 2007, we paid cash dividends of $0.60 per share. For the year ended December 31, 2008, we paid $0.30 per share during the first six months and subsequentially suspended further dividend payments until market conditions improve.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

PERFORMANCE GRAPH

The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2003 through December 31, 2008, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Louisiana-Pacific Corporation, S&P 500, S&P Paper & Forest Products

December 31, 2003 to December 31, 2008

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
LOUISIANA-PACIFIC CORPORATION	$100	151.41	158.42	127.45	83.64	9.79
S&P 500 INDEX	$100	110.88	116.33	134.70	142.10	89.53
PAPER & FOREST PRODUCTS	$100	109.90	107.67	114.00	118.45	47.85

ITEM 6.	Selected Financial Data

Dollar amounts in millions, except per share
Year ended December 31	2008	2007 (3)	2006 (2)	2005 (1)	2004
SUMMARY INCOME STATEMENT DATA
Net sales	$1,376.2	$1,704.9	$2,187.4	$2,528.4	$2,663.6
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(565.1)	(155.3)	133.9	474.9	420.1
Income (loss) from discontinued operations	(13.7)	(24.6)	(10.2)	(18.3)	0.6
Net income (loss)	(578.8)	(179.9)	123.7	455.5	420.7
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	($5.49)	($1.50)	$1.27	$4.36	$3.88
Net income (loss) per share—basic	($5.62)	($1.73)	$1.18	$4.18	$3.88

Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	($5.49)	($1.50)	$1.27	$4.33	$3.84
Net income (loss) per share—diluted	($5.62)	($1.73)	$1.17	$4.15	$3.84
Average shares of common stock outstanding (millions)
Basic	102.9	103.7	105.1	109.0	108.3
Diluted	102.9	103.7	105.5	109.7	109.6

Cash dividends declared per common share	$0.30	$0.60	$0.60	$0.475	$0.30

SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,188.7	$3,229.3	$3,428.7	$3,598.0	$3,450.6

Long-term debt, excluding current portion	$472.6	$485.8	$644.6	$734.8	$622.5
Contingency reserves, excluding current portion	$30.5	$15.8	$25.6	$31.4	$42.1

Stockholders’ equity	$1,182.3	$1,819.5	$2,067.4	$2,042.9	$1,767.8

[1]

As of December 31, 2005, LP adopted FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143”. See Note 1 of the Notes to the financial statements included in item 8 of this report for further information.

[2]

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

[3]

As of January 1, 2007, LP adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). See Note 1 and 10 of the Notes to the financial statements included in item 8 of this report for further information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

General

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and have a modest export business for some of our specialty building products. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate facilities in Chile and Brazil.

To serve these markets, we operate in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 45% of continuing sales in 2008, 48% in 2007 and 55% in 2006.

Our most significant product OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future.

2008 was characterized by extremely low demand for all of our products. The housing market continued to decline, the market channel experienced numerous site closures and location consolidations, the disruption in the credit market forced inventory liquidations by our customers, and the overall economic pessimism lowered the sales of our products. In response, we took significant production curtailments across our operations and aggressively implemented our “right-sizing” actions.

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

Our operating results reflect the relationship between the amount of our revenues and our costs of production and other operating costs and expenses. Our costs of production are affected by, among other factors, costs of raw materials (primarily wood fiber and various petroleum-based resins) and energy costs, which in turn are affected by the overall market supply of and demand for these manufacturing inputs. The Canadian dollar weakened against the U.S. dollar in 2008, reducing our costs, as reported in U.S. dollars, at our Canadian operations.

Demand for Building Products

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This activity can be further delineated into three areas: (1) new home construction; (2) repair and remodeling; and (3) manufactured housing.

New Home Construction. In the last twenty four months, there has been significant weakness in the new home construction market as a result of overbuilding in the past several years. For example, the U.S. Census Bureau reported that actual single and multi-family housing starts for 2008 were about 33% lower than 2007. We believe that the reduced level of building is due to the increase in the inventory of homes for sale coupled with a restrictive mortgage market. Additionally, the reduction in home values and the large amount of variable rate mortgages that are resetting have increased the number of foreclosures, which add to the stock of homes for sale.

Building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of purchases increases.

While near term residential construction is constrained in the U.S., positive long-term fundamentals persist. Increased immigration, the changing age distribution of the population, additional minority home ownership and historically low interest rates are expected to lead to more household formations. The chart below, which is based on data published by Resource International Systems, Inc (RISI), provides a graphical summary of new housing starts in the U.S. since 1970 showing actual, five and ten year average housing starts in millions.

Repair and Remodeling. Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America. As can be seen from the chart above, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of approximately 25-35 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. We believe that the market weakened in 2007 and 2008 due to reduced home sales and reduced financing to fund repair and remodel expenditures.

Manufactured Housing. Over the last several years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to purchase site-built starter homes and financial difficulties at some of the larger manufactured housing producers.

Supply of Building Products

OSB is a commodity product, and it is, along with, all of our products, are subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to RISI, total North American OSB annual production capacity is projected to increase by approximately 8.6 billion square feet in the period from 2008 to 2013 while plywood production capacity is projected to decline by 2.8 billion square feet for the same period. According to RISI, OSB accounted for approximately 61% of North American structural panel production capacity in 2008, with plywood accounting for the remainder. Going forward, it is expected that OSB will continue to capture market share from plywood. RISI forecasts, as of December 2008, that OSB will comprise approximately 73% of the structural panel market by 2013. The chart below, which is based on data and forecasts published by RISI, depicts North America structural wood production in billions of square feet.

Putting Demand and Supply Together

As noted above, demand for building products is influenced by the general economy, demographics and need for houses. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The below chart, as calculated by RISI (as of December 2008), shows the demand capacity (demand divided by supply) for OSB in 2007 and 2008 as well as RISI’s forecast through 2013 based upon estimated future demand and supply.

Product Pricing.

Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 1993 through 2008, as published by Random Lengths, an industry publication, is presented below. RISI’s forecast (as of December 2008) for average North Central wholesale price for OSB (per thousand square feet 7/16” basis) through 2013 is also shown.

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

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $1.8 million higher if the LIFO inventories were valued at average cost as of December 31, 2008.

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

Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, a dividend-yielding preferred stock or other instruments. Liquidity for these auction-rate securities was typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction-rate securities in current available-for-sale securities. As of December 31, 2008, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $12.3 million ($151.8 million, par value) of auction-rate securities as long-term available-for-sale securities.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from the issuing banks. In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2008, we excluded from our estimates approximately $1.2 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2008, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

Goodwill. Goodwill and other intangible assets that are deemed to have an indefinite life are no longer amortized. However, these indefinite life assets are tested for impairment on an annual basis, and otherwise when indicators of impairment are determined to exist, by applying a fair value based test. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In testing for potential impairment, the estimated fair value of the reporting unit, as determined based upon cash flow forecasts, is compared to the book value of the reporting unit. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity products and future estimates of expenses to be incurred. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing. These prices are estimated from information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our estimates of expenses are based upon our long-range internal planning models and our expectation that we will reduce product costs that will offset inflationary impacts. During the fourth quarter of 2008, we wrote off the entire balance of our goodwill.

Pension Plans. Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 15 of the Notes to the financial statements included in item 8 of this report.

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

RESULTS OF OPERATIONS

We reported a net loss of $578.8 million ($5.62 per diluted share) in 2008, which was comprised of a loss from continuing operations of $565.1 million ($5.49 per diluted share) and a loss from discontinued operations of $13.7 million ($0.13 per diluted share). This compares to a net loss of $179.9 million ($1.73 per diluted share) in 2007, which was comprised of loss from continuing operations of $155.3 million ($1.50 per diluted share) and a loss from discontinued operations of $24.6 million ($0.23 per diluted share). We earned $123.7 million ($1.17 per diluted share) in 2006, which was comprised of income from continuing operations of $133.9 million ($1.27 per diluted share) and a loss from discontinued operations of $10.2 million ($0.10 per diluted share).

Sales in 2008 were $1.4 billion, a decrease of 19% from 2007 sales of $1.7 billion. Sales in 2007 as compared to 2006 were lower by 22%. The decrease in 2008 was primarily due to significantly reduced volumes across all product lines as the North America housing market slowed significantly as compared to 2007. The decreases in 2007 were largely attributable to changes in OSB pricing, which is discussed further below.

Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 26 of the Notes to the financial statements included in item 8 of this report for further information regarding our segments.

OSB

Our OSB segment manufactures and distributes OSB structural panel products. OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. We believe we are the largest and one of the most efficient producers of OSB in North America.

It is estimated for 2008 that OSB accounted for approximately 61% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2008 housing starts) is 30.3 billion square feet with the OSB market comprising an estimated 18.5 billion square feet of this market. Based upon our production in 2008 of 3.7 billion square feet (including our joint venture OSB mill with Canfor Corporation), we account for 20% of the North American OSB market and 12% of the overall North American structural panel market.

To enhance our industry leading position in the OSB business, we plan to: (1) leverage our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; (2) improve net realizations relative to weighted-average OSB regional pricing; (3) reduce costs and improve throughput and recovery by continuing to focus on efficiency, raw materials cost reductions and logistics; and (4) manage capacity to meet expected OSB demand.

OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages (for the year ended December 31, 2008) include wood (31%), resin and wax (21%), labor and burden (17%), utilities (8%) and manufacturing and other (23%).

Segment sales, operating profits (losses) and related depreciation, amortization and cost of timber harvested for this segment are as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2008	2007	2006	2008 – 2007	2007 – 2006
Sales	$621.5	$823.8	$1,212.2	(25%)	(32%)
Operating profits (losses)	$(155.2)	$(194.7)	$109.6	20%	(278%)
Depreciation, amortization and cost of timber harvested	$49.5	$62.5	$78.2

Percent changes in average sales prices and unit shipments for the year ended 2008 compared to 2007 and 2007 compared to 2006 are as follows:

	2008 versus 2007		2007 versus 2006
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	5%	(29%)	(30%)	(7%)

2008 compared to 2007

OSB prices increased slightly during 2008 as compared to the corresponding period of 2007; however the pricing remains weakened as compared to cycle average pricing due to dramatically lower housing demand. The increase in selling price favorably impacted net sales and operating losses by approximately $25 million for the year ended December 31, 2008 as compared to the corresponding period of 2007. As compared to 2007, the decline in sales volume was primarily due to the curtailment of our Silsbee, TX operation in the fourth quarter of 2007, Athens, GA, Chambord, Quebec, and Thomasville, AL operations in the fourth quarter of 2008, as well as other production curtailments to balance supply and demand. Operations at the indentified locations are expected to remain curtailed throughout 2009.

Compared to 2007, the primary factors, along with the increased sales prices, for decreased operating losses were reduced sales volumes since we are in a loss position. While costs increased due to higher prices for petroleum based products used in manufacturing and less absorption of fixed costs due to curtailed operations, we improved the overall financial results by curtailing certain operations.

2007 compared to 2006

OSB prices declined during 2007 as compared to the corresponding period of 2006 due to lower demand caused by a much weaker housing market. The impact of the reduction in selling price accounted for a decrease in net sales and operating profits of approximately $307 million for the period. As compared to the corresponding periods of 2006, the decline in sales volume is due to five factors: 1) our St. Michel, Quebec OSB mill was curtailed throughout 2007 (with permanent closure announced in October 2007); 2) our Silsbee, TX mill was curtailed in the fourth quarter of 2007; 3) production outages caused by wood shortages and maintenance aberrations; 4) the effect of the CN Railroad strike (primarily in the first quarter); and 5) planned capital outages. These declines were partially offset by higher production from our Peace Valley joint venture mill.

Compared to 2006, the primary factor, along with the reduced sales price, for decreased operating profits was the increase in our Canadian dollar denominated manufacturing costs and curtailed operations. The Canadian dollar strengthened significantly between 2006 and 2007, which caused our Canadian production costs stated in U.S. dollars to increase.

Siding

Our siding segment produces and markets wood-based siding and related accessories, interior hardboard and commodity OSB products. We believe that we are a leading wood composite exterior siding producer in North

America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.

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

Segment sales, operating profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2008	2007	2006	2008 – 2007	2007 – 2006
Sales	$423.8	$448.9	$493.4	(6%)	(9%)
Operating profits	$2.8	$33.6	$67.3	(92%)	(50%)
Depreciation, amortization and cost of timber harvested	$20.5	$17.7	$18.1

Sales in this segment are broken down as follows:

(in millions)
Year ended December 31,	2008	2007	2006
SmartSide® siding	$315.5	$345.7	$369.0
Commodity OSB	34.6	23.8	48.5
Canexel siding and other hardboard related products	73.7	79.4	75.9

Total	$423.8	$448.9	$493.4

Percent changes in average sales prices and unit shipments for the year ended 2008 compared to 2007 and 2007 compared to 2006 are as follows:

	2008 versus 2007		2007 versus 2006
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Smart Side® siding	2%	(10%)	4%	(9%)
Commodity OSB	7%	40%	(31%)	(22%)
Canexel siding	(2%)	(11%)	2%	—%

2008 compared to 2007

Sales volumes declined for both our SmartSide® and Canexel siding lines due to reduced demand caused by the significantly reduced housing starts. Sales prices in our SmartSide® siding product line increased due to changes in product mix with specific product prices remaining generally constant. Sales declined for our Canexel product line in 2008 as compared to 2007 due to the impact of the weakening Canadian dollar as a majority of these sales are made in Canada.

Overall, the decline in operating results for our siding segment for the year ended December 31, 2008 as compared to the prior year was primarily due to losses on OSB sales, higher input costs (mainly wood, resins and energy) and increased manufacturing costs incurred at one of our siding mills due to challenges encountered in making technological changes in our manufacturing processes.

2007 compared to 2006

Sales volume decreased in our SmartSide® siding line and in the commodity OSB produced at one of our siding mills for the year ended December 31, 2007 and remained relatively flat for our Canexel product line as compared to the prior year. These declines were a result of reduced demand due to lower housing starts. Sales prices in our SmartSide® siding product line increased slightly as compared to the prior year due to changes in product mix, as well as price increases implemented in August of 2006. In our Canexel product line, sales prices increased due the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada.

Overall, declines in operating results for our siding segment for the year ended December 31, 2007 as compared to the prior year were primarily due to lower sales volumes in our siding-based exterior products and lower sales volumes and prices in the OSB commodity products sold from this segment.

Engineered Wood Products

Our EWP segment manufactures and distributes LVL, I-Joists, LSL (which began production in the second quarter of 2008) and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with AbitibiBowater and under a sales and marketing arrangement with Murphy Plywood. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.

Our strategy is to strengthen our brand name recognition in the EWP market by enhancing our product mix and quality, providing superior technical support to our customers and leveraging our sales and marketing relationships to cross-sell our EWP products. Additionally, we are seeking to drive costs down by rationalizing our production capacity across geographic areas and improving operating efficiencies in our manufacturing facilities. We introduced a new product line, LSL, to our customers in 2008.

Segment sales, operating profits and related depreciation, amortization and cost of timber harvested for this segment are as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2008	2007	2006	2008 – 2007	2007 – 2006
Sales	$234.5	$331.6	$392.0	(29%)	(16%)
Operating profits	($40.2)	$11.0	$33.2	(465%)	(67%)
Depreciation, amortization and cost of timber harvested	$15.8	$15.7	$13.9

Sales in this segment are broken down as follows:

(in millions)
Year ended December 31,	2008	2007	2006
LVL/ LSL	$96.1	$137.4	$173.4
I-joist	92.1	136.1	177.3
Plywood	10.3	10.9	5.5
Related products	36.0	47.2	35.8

Total	$234.5	$331.6	$392.0

Percent changes in average sales prices and unit shipments for the year ended 2008 compared to 2007 and 2007 compared to 2006 are as follows:

	2008 versus 2007		2007 versus 2006
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(10%)	(21%)	(10%)	(11%)
I-joist	(4%)	(29%)	(9%)	(14%)

2008 compared to 2007

Sales volumes declined in both LVL and I-Joist products. These declines are attributed to a significant slowdown in the housing market. Net average selling prices declined as we continued to see price pressure caused by lower demand. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Additionally during 2008, this segment absorbed the start-up losses attributable to the Houlton, Maine LSL mill as we incurred all the expenses associated with the start-up but produced minimal saleable product.

Results of operations for EWP for the year ended December 31, 2008 as compared to the prior year were lower primarily due to much lower sales volume which increased our conversion costs, reductions in sales prices and start-up costs associated with our Houlton LSL mill. Additionally, we saw increases in raw materials costs for veneer while OSB and lumber cost remained relatively consistent with the prior year.

2007 compared to 2006

Sales volumes in both LVL and I-Joist products decreased for the year ended December 31, 2007 as compared to the prior year due to the slowdown in the housing market. Net average selling prices declined as we continued to see price pressure caused by lower demand. During the year, we believe we gained market share in this business as our declines were less than the overall housing market (measured by housing starts).

Results of operations for EWP for the year ended December 31, 2007 as compared to the prior year were lower primarily due to lower sales volume and reductions in sales prices. Additionally, we realized some reductions in raw material costs (primarily OSB and lumber), which were offset by increases in conversion costs due to lower volumes.

Other

Our other products category includes our moulding business, South American operations (including our recently acquired interest in a Brazilian OSB facility), export sales and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Sales and operating profits (losses) for this category and related depreciation, amortization and cost of timber harvested for this category are as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2008	2007	2006	2008 – 2007	2007 – 2006
Sales	$96.4	$100.6	$91.2	(4)%	10%
Operating profits (losses)	($6.7)	($6.3)	$8.2	(6%)	(177%)
Depreciation, amortization and cost of timber harvested	$9.2	$6.5	$5.5

Sales in this category are broken down as follows:

(in millions)
Year ended December 31,	2008	2007	2006
Mouldings	$31.2	$35.6	$38.7
South American operations	53.8	41.7	36.3
Other	11.4	23.3	16.2

Total	$96.4	$100.6	$91.2

2008 compared to 2007

In our moulding business, we saw a decline in sales volumes due to reduced retail demand as a result of the lower housing starts and general softening in the economy. In our South American operations, sales pricing as well as volumes increased as we continued to penetrate the South American markets with the addition of a second mill in Chile as well as our acquisition of a 75% interest in a Brazilian OSB facility. In the later portion of 2008, the South American markets began to experience similar economic issues as the rest of our operations and saw dramatic reductions in sales volumes. In our joint venture that produces and sells cellulose insulation, we saw increases in our paper and chemical costs, the primary raw materials. We also experienced reduced sales due to the overall decline in new home construction. Offsetting these declines was a reduction in legal expenses associated with a matter at one of our non-operating facilities which was settled in the fourth quarter of 2007. Overall, the operating results of this category were lower primarily due to softening demand caused by a declining housing market.

2007 compared to 2006

In our moulding business, we saw a decline in sales volumes due to the loss of a home center customer. In our Chilean operations, sales pricing as well as volumes increased as we continued to penetrate the South American markets. We continued to construct our second OSB mill in Chile during 2007 and we incurred start up costs associated with this new operation. In our joint venture that produces and sells cellulose insulation, we saw increases in our paper costs as well as reduced sales due to the overall decline in new home construction. During 2007, we incurred significant legal expenses associated with a lawsuit relating to a non-operating facility. Overall, the operating profits of this category were lower primarily due to increased residual costs associated with several non-operating facilities.

GENERAL CORPORATE AND OTHER EXPENSE, NET

Net general corporate expense was $85 million in 2008 as compared to $84 million in 2007 and $95 million in 2006. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The increase in 2008 as compared to 2007 was primarily due to increases in sales and marketing. During the later portion of the year, we implemented a significant “right sizing” initiative which will significantly decrease these expenses in 2009. The decrease in 2007 as compared to 2006 primarily resulted from reduced legal expenses associated with a resolved lawsuit as well as lower accruals for management incentives based on continued weak market conditions.

OTHER OPERATING CREDITS AND CHARGES, NET

For a discussion of other operating credits and charges, net, see Notes 1 and 18 of the Notes to the financial statements included in item 8 of this report.

GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS

For a discussion of gain (loss) on sales of and impairments of long-lived assets, see Notes 1 and 19 of the Notes to the financial statements included in item 8 of this report.

INVESTMENT INCOME, NET OF INTEREST EXPENSE

In 2008, net investment expense was $10.7 million compared to net investment income of $46.4 million in 2007 and $46.3 million in 2006. Components of investment income, net of interest expense, are as follows:

(in millions)
Year ended December 31,	2008	2007	2006
Investment income	$38.4	$81.7	$95.7
Interest expense	(52.7)	(54.2)	(53.9)
Capitalized interest	3.6	18.9	4.5

Total	($10.7)	$46.4	$46.3

Compared to 2007, our investment income decreased significantly due to our lower cash balances as well as reduced interest rates. Compared to 2006, our investment income was lower in 2007 due to lower cash balances. Capitalized interest is lower in 2008 as compared to 2007 due to the completion of our Clarke County OSB mill in the fourth quarter of 2007 and our LSL facility in the first quarter of 2008. Capitalized interest was higher in 2007 as compared to 2006 due to the construction of both our Clarke County OSB mill and our LSL facility. Investment income was also impacted by losses on our SERP of $4.2 million for the year ended December 31, 2008 as compared to income of $0.8 million in the corresponding period of the previous year. Our interest expense remained relatively flat between years.

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

In August 2000, we and Casella Waste Management Systems, Inc., each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the Limited Liability Company Agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. The results of this operation are included within Other Products.

In 2003, we and Canfor Corporation, entered into an agreement to jointly construct an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture with LP being responsible for all North America sales from this facility. The joint venture with Canfor commenced operations as of November 2005. The results of this operation are included in our OSB segment.

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

DISCONTINUED OPERATIONS

Included in discontinued operations for 2008, 2007 and 2006 are the results of the operations of mills that have been closed and plan to be divested under our various restructing plans. These operations include our decking facilities and residual losses of mills divested in past years. The results of operations are as follows:

(in millions)
Year ended December 31,	2008	2007	2006
Sales	$—	$28.3	$47.7
Operating losses	$(22.3)	$(40.1)	$(16.7)

All sales shown in LP’s discontinued operations are attributable to our decking operations.

2008 compared to 2007

Included in the loss on discontinued operations for 2008 is an increase in our decking warranty reserves of $17.2 million based upon significant increases in recent warranty claim activity as well as residual costs associated with mills that have been previously discontinued and sold.

2007 compared to 2006

As compared to 2006, we saw a decline in sales volumes of our decking business for 2007. Lower sales volumes in our decking operations are related to slower shipments to our distributors due to lower end user demand and production curtailments in the first half of 2007. Included in the loss on discontinued operations for 2007 is an impairment charge of $19.8 million to reduce the carrying values of the assets to their estimated fair value less estimated costs to sell. Also in 2007, we recorded a $2.9 million loss on an executed take-or-pay contract associated with related products to our decking operations and a $1 million charge associated with the anticipated settlement of an environmental issue on a previously closed site.

INCOME TAXES

In total, we recorded a tax benefit in continuing operations of $202.0 million in 2008 and $133.4 million in 2007, and a tax provision in continuing operations of $29.6 million in 2006. For the year ended December 31, 2008, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to our foreign debt structure, state income taxes and the write-off our goodwill. For the year ended December 31, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to our foreign debt structure, state income taxes, a reduction in our Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate and the favorable resolution of an outstanding state tax contingency. For the year ended December 31, 2006, the primary differences between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates our foreign debt structure, the deduction allowed with respect to income from U.S. production activities, revisions to prior year estimates, the impact of the translation of Canadian operations and a reduction in LP’s Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate. We paid $17.0 million of cash taxes and received $141.5 million in cash tax refunds in 2008 and expect to receive $94.2 million in related refunds from prior years in 2009.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), the recognition and disclosure requirements of which were adopted as of December 31, 2006 and adopted the measurement date requirement of SFAS 158 as of December 31, 2008. See Note 15 of the Notes to the financial statements included in item 8 of this report. We estimate that our net periodic pension cost for 2009 will be approximately $9.7 million. This estimate assumes that we will have no curtailment or settlement expenses in 2009. If a curtailment or settlement does occur in 2009, this estimate may change significantly. We estimate that we will contribute approximately $3 to $10 million to our defined benefit pension plans in 2009.

At December 31, 2008, we had a net actuarial loss of $92.5 million ($56.7 million, net of tax) and prior service cost of $1.8 million ($1.1 million, net of tax) in accumulated other comprehensive loss that had not yet been recognized as components of net periodic pension cost. Of the amounts included in accumulated other comprehensive loss as of December 31, 2008, we expect to recognize a net actuarial loss of $3.9 million ($2.4 million, net of tax) and prior service cost of $0.4 million ($0.2 million, net of tax) as components of net periodic pension cost in 2009, which will account for approximately 44% of our estimated 2009 net periodic pension cost.

The calculation of our net periodic pension cost is based on numerous actuarial assumptions. Our pension expense is most sensitive to changes in our assumptions regarding the long-term rate of return on assets and the discount rate.

For our U.S. plans, which account for approximately 85% of the total assets of our defined benefit pension plans, we used a long-term rate of return assumption of 7.5% to calculate the 2008 net periodic pension cost. This assumption is based on information supplied by the plan advisors for our U.S. plans based on the expected returns on the portfolio of assets in those plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. Additionally, to reduce the impact of market value fluctuations on net periodic pension cost, we use an asset smoothing method that recognizes annual investment gains and losses over four years. We used a long-term rate of return assumption of 7.5% to calculate our 2009 estimated pension expense. A change of 0.5% in the long-term rate of return assumption would change our estimated 2009 net periodic pension cost by approximately $1.1 million.

For our U.S. plans, which account for more than 80% of the total benefit obligations of our defined benefit pension plans, we used a discount rate assumption of 6.20% at our December 31, 2008 measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized financial institution as an indicator of potential settlement rates. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. The discount rate from the October 31, 2007 measurement date of 6.2% was used in the determination of the 2008 net periodic pension cost. A change of 0.5% in the discount rate would change our estimated 2009 net periodic pension cost by approximately $1.0 million.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Item 3 in this report as well as Note 20 in the Notes to the financial statements included in item 8 of this report.

Hardboard Siding Settlement Update

The following discussion should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 20 in the Notes to the financial statements included in item 8 of this report.

Cumulative statistics as of December 31, 2008, 2007 and 2006 under hardboard settlements are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Requests for claims	81,500	64,700	55,300
Completed claims received	66,800	50,200	40,700
Completed claims pending	3,500	1,000	2,100
Claims dismissed	12,100	10,200	9,600
Claims paid	51,200	39,000	29,000

The average payment amount for settled claims as of December 31, 2008, 2007 and 2006 was approximately $1,100. Dismissal of claims is typically the result of claims for products not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital market transactions.

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

Our net use of cash in operating and other activities, the decline in marketability and value of our investments in ARS and the recent turmoil in the credit and financial markets have adversely affected our principal sources of liquidity. At December 31, 2008, we had $97.7 million in cash and cash equivalents, $21.4 million of short term investments, and $383.6 million of other current assets. In addition, we expect to receive in the next six months around $90 million of net proceeds from dispositions of non-core assets and income tax refunds.

We are focused intensely on reducing our rate of cash use. In this regard, we have suspended dividends, indefinitely curtailed operations at four North American OSB mills, taken significant downtime at many other production facilities to manage working capital, and reduced planned capital spending to $20 million – $25 million per year for the next several years. We have also eliminated approximately 200 salaried positions, representing approximately 14% of our salaried workforce, through our “right sizing” initiatives. In addition, we have implemented a salaried wage freeze, reduced certain employee benefits, closed a research and development facility and reduced expenditures for marketing and sales.

Although the amounts and timing of the expected cost savings may vary, we expect the actions described above to reduce our cash consumption in 2009 compared to 2008 as follows:

•	Dividend suspension—$31 million

•	Capital expenditures (including acquisition of joint venture interest)—$135 million – $140 million

•	OSB mill curtailments—$30 million

•	“Right-sizing” and other actions—$40 million – $45 million

As of the date of this report, we are actively considering other possible measures to enhance our overall liquidity. Such measures include possible financing and refinancing transactions, including the possible issuance of secured or unsecured debt, equity or hybrid securities and/or the entry into one or more credit facilities. In light of recent turmoil in the capital markets, however, there can be no assurance as to whether, when or the terms (including the amount, maturity and pricing of any such securities and/or commitments and borrowings under any such credit facility) upon which any such transactions will be consummated.

Operating Activities

During 2008, we used $143 million of cash in operations as compared to $10 million in 2007. The increase in cash used in operations was due to continued operating losses and approximately $73 million paid in legal settlements which were partially offset by reductions in working capital.

During 2007, we used $10 million of cash from operations compared to net cash provided by operating activities of $192 million in 2006. The decrease in cash provided by operations in 2007 was primarily a result of operating losses due to reduced commodity OSB pricing in our OSB business compared to the same period of 2006. This reduction accounted adversely affected our results from operations by approximately $307 million for the year or approximately $188 million after tax.

During 2006, we generated $192 million of cash from operating activities compared to $498 million in 2005. The decrease in cash provided by operations in 2006 was primarily a result of lower commodity OSB pricing and losses in our decking operations. The impact of the reduction in selling price accounted for a decrease in operating profits of approximately $393 million for the year or approximately $241 million after tax.

Investing Activities

During 2008, we generated approximately $111 million in cash from investing activities. Capital expenditures for 2008 were $99 million and related primarily to the costs associated with our LSL facility in Houlton, Maine. We also paid $57 million to purchase an interest in an OSB mill in Brazil. Additionally, we contributed $6 million to our joint ventures for working capital requirements. We also used approximately $216 million to purchase investments with maturities in excess of 90 days and received $422 million on the sale of these types of investments. We received $74 million in principal payments on our notes receivable from asset sales. Additionally, included in accounts payable is $1 million related to capital expenditures that had not yet been paid as of December 31, 2008.

During 2007, we generated approximately $123 million of cash from investing activities. Capital expenditures for 2007 were $336 million and related primarily to the costs associated with our OSB mill in Alabama and LSL facility in Houlton, Maine that were under construction. Additionally, we contributed $6 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $2.0 billion to purchase investments with maturities in excess of 90 days and received $2.5 billion on the sale of these types of investments. During the year, we recognized proceeds from asset sales of approximately $20 million. Additionally, included in accounts payable is $30.3 million related to capital expenditures that were not paid for as of December 31, 2007.

During 2006, we used approximately $248 million of cash in investing activities. Capital expenditures were $237 million and related primarily to the initial costs associated with our OSB mill in Alabama, LSL facility in Houlton, Maine and improvements in our OSB siding facilities to expand our siding capacities. Additionally, we contributed or loaned $9 million to our joint ventures with Canfor Corporation and AbitibiBowater Inc. for working capital requirements. We also invested a net additional $90 million to purchase investments with maturities in excess of 90 days to increase our returns. We received $71 million in principal payments from our notes receivable from asset sales. Additionally, included in accounts payable was $4.9 million related to capital expenditures that have not yet been paid for as of December 31, 2006.

Capital expenditures in 2009 are expected to be less than $25 million related to projects critical for continuing operations.

Financing Activities

In 2008, net cash used in financing activities was $231 million. During 2008, we repaid our $125 million Canadian term loan (equivalent to $101 million in U.S. dollars at the time of payment) at maturity and also terminated and paid all amounts outstanding under our Canadian demand facility. We also repaid $74 million of our limited recourse notes payable and paid cash dividends of $31 million. Additionally, we borrowed $14 million under a long term credit facility to fund our Chilean expansion.

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

In 2006, net cash used in financing activities was $279 million. In 2006, we generated $6 million in proceeds from the sale of common stock under our various equity compensation plans, received a tax benefit of $4 million related to these sales and paid cash dividends of $63 million. Additionally, in 2006, we repaid $186 million of our debt. We also repurchased two million shares of our common stock at a cost of $41 million and borrowed $3 million under our revolving credit facility associated with our Chilean operations.

Financing Obligations

Credit Facilities

We have a revolving line of credit, expiring in September 2009, which provides for a committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, we may increase our borrowing capacity under the facility by up to an additional $100 million. Based upon our recent financial performance, the facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. Accordingly any borrowings under the facility under current circumstances would result in a net use of cash. At December 31, 2008, we had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce our borrowing capacity, totaled approximately $34.7 million as of December 31, 2008 and were cash collateralized with $36.5 million.

We also have a $1 million (Canadian) line of credit facility in Canada. Our ability to obtain letters of credit under this facility ends in March 2009. The facility requires us to cash collateralize outstanding borrowings and letters of credit. This facility requires LP to pledge, as security for its reimbursement obligations under the facility, cash collateral in an amount equal to 105% of the face amount of the borrowings or letters of credit outstanding under the facility at any time. Letters of credit issued and outstanding totaled approximately $0.8 million as of December 31, 2008 and were cash collateralized with $0.8 million.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ended December 2008, with the final maturity in March 2015. The proceeds from the facility were used to fund construction of an additional OSB plant in Chile. At December 31, 2008, there was $39 million outstanding under this facility. Borrowings under the facility were secured. Additionally, LP Chile has an unsecured working capital facility with a Chilean bank. This facilities matures in May 2009. At December 31, 2008, there was $2 million outstanding under this facility.

Other Liquidity Matters

As of December 31, 2008, we had $12.3 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at December 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of December 31, 2008, all of LP’s ARS securities continued to pay interest according to their stated terms. Subsequent to year end, we were informed that one of the investments has been accelerated, resulting in us receiving no further interest payments on this security. The value of this investment as of December 31, 2008 was approximately $74,000 (par value $3.7 million).

The below table (in millions) provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of December 31, 2008	Original cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003 – 2004
Collaterized Debt Obligation	25.6	2003 – 2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006

Total	$151.8

The estimated market value of our ARS holdings at December 31, 2008 was $12.3 million, which reflects a $139.5 million adjustment to the par value of $151.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value from issuing banks, all reductions in value have been treated as other than temporary. The expense recorded in 2008 reflects additional decline in value of $87.2 million ($53.5 million after tax) as well as the reclassification of $31.4 million ($19.5 million after tax) of unrealized losses previously recorded in other comprehensive income as a reduction in shareholders’ equity.

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

The following details LP’s debt ratings as of February 26, 2009:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Ba3	BB

Contingency Reserves

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $41 million at December 31, 2008, of which $10 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 20 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2008 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2009	2010	2011	2012	2013
Long-term debt [1]	$64.9	$345.2	$16.7	$24.2	$102.4
Operating leases	6.9	6.4	5.8	2.3	2.4
Purchase obligations [2]	6.7
Other long-term obligations [3]	6.0

Total contractual cash obligations	$84.5	$351.6	$22.5	$26.5	$104.8

[1]	Includes expected interest payments as well as debt maturities.
[2]

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

[3]

Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Under current pension funding regulations, LP anticipates contributing approximately $3 million to $10 million in 2009 to its defined benefit pension plans. Future years are not estimable due to the large number of factors involved in determining minimum pension funding.

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

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. Our retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the “Investments in and advances to affiliates” reflected on our consolidated balance sheet as of December 31, 2008.

In accordance with SFAS No. 140, the QSPE is not included in our consolidated financial statements and the assets and liabilities of the QSPE are not reflected on our consolidated balance sheet. The QSPE’s assets have been removed from our control and are not available to satisfy claims of our creditors (except to the extent of our retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied). In general, the creditors of the QSPE have no recourse to our assets, other than our retained interest. However, under certain circumstances, we may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations, which are fully cash collaterized, associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. Our maximum exposure in this regard was approximately $41 million as of December 31, 2008.

In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers will be used to fund payments required for the notes payable. During 2006, the first installment under these notes was received and the corresponding debt was paid. During 2008, the second installment under these notes was received and the corresponding debt was paid. The next installment is due in 2009. The notes receivable are classified as current and long-term “Notes receivable from asset sales” and the notes payable are classified as current and long-term “Limited recourse notes payable” on the financial statements included in item 8 of this report.

DIVIDEND

For 2008, we paid quarterly dividends of $0.15 in February and May for a total of $31 million and thereafter suspended further dividend payments until market conditions improve. For 2007, we paid quarterly dividends of $0.15 each quarter for a total of $62.4 million. For 2006, we paid quarterly dividends of $0.15 each quarter for a total of $63.2 million.

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2008, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.5 million annually. Based upon our indebtedness at December 31, 2008, the fixed and variable portions of our debt and the expected maturity dates are as follows:

	Expected maturity date
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$20.1	$313.4	—	$7.9	$90.0	$22.0	$453.4	$391.9
Average interest rate	7.5%	8.2%		7.1%	7.2%	7.3%	7.9%
Variable rate debt	$7.6	$7.5	$7.1	$7.1	$7.1	$10.4	$46.9	$46.6
Average interest rate	7.6%	3.2%	3.2%	3.2%	3.2%	3.2%	3.3%

Additionally, we have long-term notes receivable that contain fixed interest rates. Based upon these notes at December 31, 2008, the fixed portion of our receivables and the expected maturity dates are as follows:

	Expected maturity date
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term receivables:
Fixed rate receivables	$20.0	$115.2	—	$10.0	$91.4	$22.0	$258.6	$242.8
Average interest rate	7.5%	6.9%		5.6%	7.2%	7.3%	7.1%

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 6.5 billion square feet (3/8” basis) or 5.5 billion square feet ( 7/16” basis), a $1 change in the annual average price on  7/16” basis would change annual pre-tax profits by approximately $5.5 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, expected volumes will be significantly below our capacity.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as of January 1, 2008 with respect to the Company’s recurring financial assets and liabilities, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of December 31, 2008 for the measurement date provisions and as of December 31, 2006 for the recognition and disclosure provisions, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 on January 1, 2007, and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 26, 2009

Consolidated Balance Sheets

Dollar amounts in millions

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$97.7	$352.1
Short-term investments	21.4	180.1
Receivables, net of allowance for doubtful accounts of $1.2 million at December 31, 2008 and $1.0 million at December 31, 2007	43.8	85.9
Income tax receivable	94.2	157.2
Inventories	187.3	212.1
Prepaid expenses and other current assets	9.9	7.6
Deferred income taxes	25.3	0.5
Current portion of notes receivable from asset sales	20.0	74.4
Current assets of discontinued operations	3.1	6.0

Total current assets	502.7	1,075.9

Timber and timberlands	55.6	64.1

Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	135.6	129.5
Buildings	304.1	279.5
Machinery and equipment	1,878.7	1,702.2
Construction in progress	6.2	146.5

	2,324.6	2,257.7
Accumulated depreciation	(1,250.3)	(1,180.9)

Net property, plant and equipment	1,074.3	1,076.8

Goodwill, net of amortization	—	273.5
Notes receivable from asset sales	238.6	258.6
Investments in and advances to affiliates	186.9	198.2
Long-term investments	19.3	152.9
Restricted cash	76.7	61.2
Intangible assets, net of amortization	4.1	0.1
Other assets	25.5	63.0
Long-term assets of discontinued operations	5.0	5.0

Total assets	$2,188.7	$3,229.3

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets (Continued)

Dollar amounts in millions, except per share

	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7.7	$127.6
Current portion of limited recourse notes payable	20.0	73.5
Short-term notes payable	2.0	45.2
Accounts payable and accrued liabilities	121.5	222.1
Current portion of deferred tax liabilities	4.7	4.4
Current portion of contingency reserves	10.0	15.8

Total current liabilities	165.9	488.6

Long-term debt, excluding current portion:
Limited recourse notes payable	233.3	253.3
Other debt	239.3	232.5

Total long-term debt	472.6	485.8

Deferred income taxes	187.9	340.0
Contingency reserves, excluding current portion	30.5	15.8
Other long-term liabilities	130.8	79.6

Minority interest in consolidated subsidiary	18.7	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 116,938,950 shares issued	116.9	116.9
Additional paid-in capital	441.3	439.0
Retained earnings	1,019.5	1,630.1
Treasury stock, 13,647,440 shares and 13,857,677 shares, at cost	(297.3)	(302.0)
Accumulated comprehensive loss	(98.1)	(64.5)

Total stockholders’ equity	1,182.3	1,819.5

Total liabilities and stockholders’ equity	$2,188.7	$3,229.3

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Income

Amounts in millions, except per share

	Year ended December 31,
	2008	2007	2006
Net sales	$1,376.2	$1,704.9	$2,187.4

Operating costs and expenses:
Cost of sales	1,404.8	1,667.6	1,778.6
Depreciation, amortization and cost of timber harvested	100.4	107.9	121.3
Selling and administrative	141.8	151.6	160.2
Other operating credits and charges, net	90.3	(12.5)	0.7
Goodwill impairment	273.5	—	—
Loss on sale of and impairment of long-lived assets, net	9.0	56.8	2.6

Total operating costs and expenses	2,019.8	1,971.4	2,063.4

Income (loss) from operations	(643.6)	(266.5)	124.0

Non-operating income (expense):
Interest expense, net of capitalized interest	(49.1)	(35.3)	(49.4)
Investment income	38.4	81.7	95.7
Other than temporary investment impairment	(118.6)	(20.9)	—
Foreign currency exchange gains (losses)	19.6	(29.6)	(2.5)

Total non-operating income (expense)	(109.7)	(4.1)	43.8

Income (loss) from continuing operations before taxes and equity in (earnings) losses of unconsolidated affiliates	(753.3)	(270.6)	167.8
Provision (benefit) for income taxes	(202.0)	(133.4)	29.6
Minority interest income (loss) of consolidated subsidiary	(0.2)	—	—
Equity in (earnings) loss of unconsolidated affiliates	14.0	18.1	4.3

Income (loss) from continuing operations	(565.1)	(155.3)	133.9

Loss from discontinued operations before taxes	(22.3)	(40.1)	(16.7)
Benefit for income taxes	(8.6)	(15.5)	(6.5)

Loss from discontinued operations	(13.7)	(24.6)	(10.2)

Net income (loss)	$(578.8)	$(179.9)	$123.7

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(5.49)	$(1.50)	$1.27
Loss per share from discontinued operations	(0.13)	(0.23)	(0.09)

Net income (loss) per share	$(5.62)	$(1.73)	$1.18

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(5.49)	$(1.50)	$1.27
Loss per share from discontinued operations	(0.13)	(0.23)	(0.10)

Net income (loss) per share	$(5.62)	$(1.73)	$1.17

Cash dividends per share of common stock	$0.30	$0.60	$0.60

Average shares of common stock used to compute net income per share:
Basic	102.9	103.7	105.1

Diluted	102.9	103.7	105.5

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Dollar amounts in millions

	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(578.8)	$(179.9)	$123.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	100.4	109.8	128.0
Loss (earnings) of unconsolidated affiliates	14.0	18.1	4.3
Other operating credits and charges, net	44.0	—	8.5
Loss on sale or impairment of long-lived assets	9.1	78.7	2.4
Goodwill impairment	273.5	—	—
Other-than-temporary impairment of investments	118.6	20.9	—
Stock-based compensation related to stock plans	9.7	7.1	6.3
Exchange (gain) loss on remeasurement	(35.7)	40.6	2.5
Excess tax benefits from stock-based compensation	—	—	(3.5)
Cash settlements of contingencies	(26.0)	(14.0)	(13.5)
Net accretion on available for sale securities	(0.4)	(9.3)	(15.5)
Pension payments (in excess of expense)	9.7	6.2	(5.6)
Other adjustments, net	11.2	9.7	2.8
(Increase) decrease in receivables	100.6	(80.6)	(20.6)
(Increase) decrease in inventories	29.9	32.6	(10.3)
Decrease in prepaid expenses	0.3	2.0	2.6
Increase (decrease) in accounts payable and accrued liabilities	(67.3)	(37.6)	8.9
Decrease in deferred income taxes	(155.3)	(13.9)	(29.1)

Net cash provided by (used in) operating activities	(142.5)	(9.6)	191.9

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(99.4)	(335.5)	(236.5)
Proceeds from asset sales	7.9	19.5	4.1
Purchase of a business	(56.5)	—	—
Receipt of proceeds from notes receivable	74.4	—	70.8
(Increase) decrease in restricted cash under letters of credit	(1.5)	2.7	16.7
Cash paid for purchase of investments	(216.0)	(2,010.0)	(4,989.7)
Proceeds from sale of investments	421.6	2,471.0	4,898.8
Investment in and advances to joint ventures	(5.5)	(5.8)	(8.7)
Other investing activities, net	(14.0)	(19.0)	(3.0)

Net cash provided by (used in) investing activities	111.0	122.9	(247.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	—	—	—
Net borrowings (payments) under revolving credit lines and short-term notes payable	(24.7)	64.0	3.0
Repayment of long-term debt	(174.8)	(0.4)	(186.4)
Payment of cash dividends	(31.0)	(62.4)	(63.2)
Sale of common stock under equity plans	—	2.7	5.6
Excess tax benefits from stock-based compensation	—	—	3.5
Purchase of treasury stock	—	(23.6)	(41.1)
Other financing activities, net	—	0.1	0.1

Net cash used in financing activities	(230.5)	(19.6)	(278.5)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	7.6	0.4	0.3

Net increase (decrease) in cash and cash equivalents	(254.4)	94.1	(333.8)
Cash and cash equivalents at beginning of year	352.1	258.0	591.8

Cash and cash equivalents at end of year	$97.7	$352.1	$258.0

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2005	116.9	$116.9	11.2	$(257.0)	$435.5	$1,809.7	$(62.2)	$2,042.9

Net income	—	—	—	—	—	123.7	—	123.7
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.6)	14.1	(4.3)	—	—	9.8
Amortization of restricted stock grants	—	—	—	—	1.1	—	—	1.1
Cash dividends, $0.60 per share	—	—	—	—	—	(63.2)	—	(63.2)
Purchase of shares for treasury	—	—	2.1	(41.1)	—	—	—	(41.1)
Tax benefit of employee stock plan transactions	—	—	—	—	3.5	—	—	3.5
Other comprehensive income	—	—	—	—	—	—	44.0	44.0
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	(53.3)	(53.3)

BALANCE AS OF DECEMBER 31, 2006	116.9	116.9	12.7	(284.0)	435.8	1,870.2	(71.5)	2,067.4

Cumulative effect of adoption of accounting principle on prior years	—	—	—	—	—	2.2	—	2.2

BALANCE AS OF DECEMBER 31, 2006, as adjusted	116.9	116.9	12.7	(284.0)	435.8	1,872.4	(71.5)	2,069.6

Net loss	—	—	—	—	—	(179.9)	—	(179.9)
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.3)	5.6	1.6	—	—	7.2
Amortization of restricted stock grants	—	—	—	—	1.5	—	—	1.5
Cash dividends, $0.60 per share	—	—	—	—	—	(62.4)	—	(62.4)
Purchase of shares for treasury	—	—	1.4	(23.6)	—	—	—	(23.6)
Tax benefit of employee stock plan transactions	—	—	—	—	0.1	—	—	0.1
Other comprehensive income	—	—	—	—	—	—	7.0	7.0

BALANCE AS OF DECEMBER 31, 2007	116.9	116.9	13.8	(302.0)	439.0	1,630.1	(64.5)	1,819.5

Net loss	—	—	—	—	—	(578.8)	—	(578.8)
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.2)	4.7	0.5	—	—	5.2
Amortization of restricted stock grants	—	—	—	—	2.1	—	—	2.1
Cash dividends, $0.30 per share	—	—	—	—	—	(31.0)	—	(31.0)
Tax benefit of employee stock plan transactions	—	—	—	—	(0.3)	—	—	(0.3)
Other comprehensive income	—	—	—	—	—	—	(33.6)	(33.6)
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	(0.8)	—	(0.8)

BALANCE AS OF DECEMBER 31, 2008	116.9	$116.9	13.6	$(297.3)	$441.3	$1,019.5	$(98.1)	$1,182.3

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Dollar amounts in millions

	Year ended December 31,
	2008	2007	2006
Net income (loss)	$(578.8)	$(179.9)	$123.7

Other comprehensive income, net of tax
Foreign currency translation adjustments	(13.3)	0.9	(3.1)
Minimum pension liability and intangible asset adjustments	(37.6)	25.5	46.4
Unrealized gains (losses) on derivative financial instruments	(1.8)	0.1	0.5
Unrealized gains (losses) on securities, net of reversals	19.1	(19.5)	0.2

Other comprehensive income, net of tax	(33.6)	7.0	44.0

Comprehensive income (loss)	$(612.4)	$(172.9)	$167.7

See Notes to the Consolidated Financial Statements.

Notes to the Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Brazil through foreign subsidiaries and joint ventures. The principal customers for the Company’s building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America and South America, with minor sales to Asia and Europe.

See Note 26 below for further information regarding LP’s products and segments.

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

Consolidation

The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have effective control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent. The cost method of accounting is used for investments when LP has less than 20 percent ownership interest or the Company does not have the ability to exercise significant influence, and for investments in Qualified Special Purpose Entities, which are not consolidated. Those investments are carried at cost and are adjusted only for other-than temporary declines in their fair value. The carrying value of these investments is recorded in “Investments in and advances to affiliates” on the Consolidated Balance Sheets. LP’s equity in the income and losses of these investments is recorded in “Equity in (earnings) loss of unconsolidated affiliates” on the Consolidated Statements of Income. See Note 9 for further discussion of these investments and advances. Where our ownership interest is less than 100 percent but more than 50 percent, the minority ownership interests are reported in LP’s Consolidated Balance Sheets. The minority ownership interest in LP’s earnings (loss), net of tax, is classified as “Minority interest income (loss) of consolidated subsidiary” in LP’s Consolidated Statements of Earnings. See Note 21 for further discussion of this investment.

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

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2008	2007	2006
Numerator:
Income (loss) attributed to common shares:
Income (loss) from continuing operations	$(565.1)	$(155.3)	$133.9
Loss from discontinued operations	(13.7)	(24.6)	(10.2)

Net income (loss)	$(578.8)	$(179.9)	$123.7

Denominator:
Basic—weighted average common shares outstanding	102.9	103.7	105.1
Dilutive effect of employee stock plans	—	—	0.4

Diluted shares outstanding	102.9	103.7	105.5

Basic earnings per share:
Income (loss) from continuing operations	$(5.49)	$(1.50)	$1.27
Loss from discontinued operations	(0.13)	(0.23)	(0.09)

Net income (loss) per share	$(5.62)	$(1.73)	$1.18

Diluted earnings per share:
Income (loss) from continuing operations	$(5.49)	$(1.50)	$1.27
Loss from discontinued operations	(0.13)	(0.23)	(0.10)

Net income (loss) per share	$(5.62)	$(1.73)	$1.17

Outstanding as of December 31, 2008 and 2007 were stock options and stock settled appreciation rights (SSARs) covering approximately 5.0 and 2.8 million common shares which were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations. Outstanding as of December 31, 2006 were stock options and SSARs to purchase 862,300 common shares but were not included in the computation of diluted earnings per share because the exercise price of the options or SSARs was greater than the average market price of the common shares for the full year, and therefore, the effect would have been anti-dilutive.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market and other high quality investments with an initial maturity of three months or less. Such investments are stated at cost, which approximates market value.

Investments

LP’s short-term and long-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are reported at estimated fair value. LP invests in publicly traded securities including U.S. treasury notes, bank obligations, corporate obligations, auction rate securities and commercial paper. Under LP’s investment criteria, bank and corporate obligations carry a rating of at least A-1 and commercial paper must have the highest rating obtainable from one or more rating agencies. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ Equity until realized. Realized gains and losses are recorded in “Non-operating income (expense)” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 3 for further discussion.

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

Inventory

Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for a minor portion of the Company’s log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. See Note 6 for further discussion.

Timber and Timberlands

Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of acquisition). During 2007, due to the permanent shutdown of one of the mills acquired from Forex, LP wrote off a significant portion of these rights (see Note 19 for further discussion). These licenses have a life of twenty to twenty-five years and are renewable every five years. These licenses are amortized on a straight-line basis over the life of the license. Cost of timber harvested also includes the amortization of the timber licenses.

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

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2008, 2007 and 2006 was $3.6 million, $18.9 million and $4.5 million.

Asset Impairments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 19 for a discussion of charges in 2008, 2007 and 2006 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

Income Taxes

LP accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in LP’s financial statements or tax returns. In estimating future tax consequences, LP generally considers all expected future events other than the enactment of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. Additionally, deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 12 for further discussion of deferred taxes.

Stock-Based Compensation

Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. See Note 16 for a further discussion of LP’s stock-based compensation.

Treasury Stock

LP records treasury stock purchased at cost. During 2005, LP repurchased 5.4 million shares in connection with an accelerated stock buyback program with a financial intermediary for an aggregate purchase price of $151 million. Under the terms of the program, the financial intermediary delivered to LP the initial number of shares of common stock during LP’s third quarter. During 2006, LP received an additional 166,880 shares as the final adjustment of this program. The total shares purchased were 5,589,297 shares at an average price per share (including fees) of $26.95. During 2006, LP repurchased 2.0 million shares at an aggregate purchase price of $41.1 million. During 2007, LP repurchased 1.4 million shares at an aggregate purchase price of $23.6 million. LP did not repurchase stock during 2008.

Derivative Financial Instruments

To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments. LP has established policies and procedures for risk assessment and for approving, reporting and monitoring of derivative financial instrument activities. Derivative instruments, which include forward exchange, options and futures contracts, are recorded in the Consolidated Balance Sheet as either an asset or a liability measured at fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is reported in “Accumulated comprehensive loss”. In general, LP does not utilize financial instruments for trading or speculative purposes.

For all periods presented, LP utilized forward purchase contracts in the normal course of its operations as a means of managing price risks on the purchase of energy and certain raw materials. These contracts generally meet the definition of “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are therefore not required to be recorded at fair value. In the event that a contract does not meet the definition of a “normal purchase” as a result of LP’s inability to use all of the energy or certain raw materials under the contracts, LP records such contracts at the estimated fair value with the corresponding gain or loss recorded in cost of sales. In the event that a contract does not meet the definition of a

“normal purchase” as a result of unforeseen circumstances outside of LP’s control, LP records such contracts at their fair value with the corresponding gain or loss recorded in “Other operating credits and charges, net.”

U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2008, GreenFiber recognized $4.0 million in “Other comprehensive loss” to adjust these contracts to fair market value and, accordingly, LP has recorded its share, $2.0 million, in LP’s “Other comprehensive loss.” Additionally, LP has provided deferred taxes of $0.8 million associated with this swap.

Foreign Currency Translation

The functional currency for the Company’s Canadian subsidiaries is the U.S. dollar; however the books and records for these subsidiaries are maintained in the Canadian dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in Foreign exchange gains (losses) on the Consolidated Statements of Income. The functional currency of LP’s Chilean and Brazil subsidiaries is the Chilean Peso and Brazil Real and their books and records are maintained in the local currency (Chilean Peso and Brazil Real). Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in Accumulated comprehensive loss in Stockholders’ equity.

Goodwill and intangible assets

Goodwill is not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited.

Goodwill is tested annually for impairment and whenever events or circumstances change, such as a significant adverse change in business climate or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized. See Note 8 for further discussion of LP’s goodwill.

Additionally, goodwill associated with an equity method investee is not amortized; however impairment of the investment (including goodwill) is evaluated based upon APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” which requires an impairment test when factors indicate impairment may exist.

Restricted Cash

In accordance with LP’s credit facilities, discussed at Note 13, LP has established restricted cash accounts. As of December 31, 2008, a portion of the restricted cash secures letters of credit under LP’s revolving credit facility. The remaining restricted cash is used to secure outstanding borrowings.

Revenue Recognition

Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

Pricing and Sales Incentives

LP records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives, at the date revenue is recognized. Some of these incentives are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales (may be dollars or units) or sales increase. Under these incentive programs, at the time of sale, LP estimate the anticipated rebate to be paid based upon forecasted sales levels. These forecasts are updated on a regular basis. If the forecasted sales for a customer changes significantly, the accrual for rebates is adjusted to reflect the revised estimate.

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

As of December 31, 2005 LP adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. See Note 17 for further discussion.

Other Operating Credits and Charges, Net

LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, goodwill impairments, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 18 for a discussion of specific amounts in 2008, 2007 and 2006.

Retirement Benefits

The cost of retiree benefits is recognized over the employees’ service period. LP is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Difference between actual and expected results or changes in the values of the obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 states that all items required to be recognized under accounting standards as components of comprehensive income are reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability and related intangible asset adjustments, net unrealized gains or losses on available-for-sale marketable securities, and unrealized gains and losses on financial instruments qualifying for cash flow hedge accounting, and is presented in the accompanying Consolidated Statements of Comprehensive Income. See Note 25 for further discussion.

Present and Prospective Accounting Pronouncements

LP adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of this adoption, LP recorded a decrease to the beginning balance of retained earnings of $1.1 million after tax as of January 1, 2007. See Note 12 for further discussion.

LP adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) on January 1, 2007. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. Permitted methods include direct expensing, built-in overhaul and deferral. LP will follow the deferral method in future periods. As a result of this adoption, LP recorded an increase to the beginning balance of retained earnings of $3.3 million after tax as of January 1, 2007. The impact of the adoption of this standard was immaterial to prior years.

In September 2006, the Financial Accounting Standard Board (FASB) finalized SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 were applied prospectively to LP’s fair value measurements and disclosures as of January 1, 2008 with respect to recurring financial assets and liabilities. The provisions of SFAS 157 related to LP’s nonrecurring nonfinancial assets and liabilities will be applied prospectively to fair value measurements and disclosures in the first quarter of 2009 and is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “Accumulated comprehensive loss,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. LP adopted the recognition and disclosure provisions of SFAS 158 effective December 31, 2006 and adopted the measurement date provisions as of December 31, 2008. As of result of the adoption of the change in measurement date, LP recorded a decrease to the ending balance of retained earnings as of December 31, 2008 of $0.8 million after tax.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, (SFAS 159).” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. LP adopted this Statement as of January 1, 2008 and it did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling Company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling Company’s income statement. SFAS 160 is effective on a prospective basis for annual periods beginning after December 15, 2008, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. LP is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. LP is currently evaluating the impact of adopting FSP FAS 132(R)-1 on its disclosures.

In December 2008, the FASB issued Staff Position No. FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4). FSP FAS 140-4 requires public entities to provide additional disclosures about transfers of financial assets. FSP FAS 140-4 is effective for fiscal years ending after December 15, 2008. LP adopted this Statement as of December 31, 2008 and it did not have a material effect on the Company’s consolidated financial statements.

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

2.	LIQUIDITY ENHANCEMENT ACTIVITIES

LP’s principal sources of liquidity are existing cash and investment balances, cash generated by its operations and its ability to borrow under such credit facilities as it may have in effect from time to time. LP may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital market transactions.

LP’s principal uses of liquidity are paying the costs and expenses associated with its operations, servicing outstanding indebtedness and making capital expenditures. LP may also from time to time prepay or repurchase outstanding indebtedness, repurchase shares of its common stock and acquire assets or businesses that are complementary to its operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice.

LP’s net use of cash in operating and other activities, the decline in marketability and value of its investments in ARS and the recent turmoil in the credit and financial markets have adversely affected its principal sources of liquidity. At December 31, 2008, LP had $97.7 million in cash and cash equivalents, $21.4 million of short term investments, and $383.6 million of other current assets.

Given the current global economic crisis, LP is intensely focused on reducing its rate of cash use. In this regard, LP has suspended dividends, indefinitely curtailed operations at four North American OSB mills, taken significant downtime at many other production facilities to manage its working capital, and reduced planned capital spending for the next several years. LP has also eliminated approximately 200 salaried positions, representing approximately 14% of its salaried workforce, through its “right sizing” initiatives. In addition, LP implemented a salaried wage freeze, reduced certain employee benefits, closed a research and development facility and reduced expenditures for marketing and sales.

As of the date of this report, LP is actively considering other possible measures to enhance its overall liquidity. Such measures include possible financing and refinancing transactions, including the possible issuance of secured or unsecured debt, equity or hybrid securities and/or the entry into one or more credit facilities. In light of recent turmoil in the capital markets, however, there can be no assurance as to whether, when or the terms (including the amount, maturity and pricing of any such securities and/or commitments and borrowings under any such credit facility) upon which any such transactions will be consummated.

3.	INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2008 and December 31, 2007:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Corporate obligations	$28.9	$—	$0.6	$28.4
Auction rate securities	12.3	—	—	12.3

Total marketable securities	$41.2	$—	$0.6	$40.7

December 31, 2007
U.S. treasury and government agency securities	$25.0	$—	$—	$25.0
Commercial paper	66.2	0.1	—	66.3
Corporate obligations	142.7	—	0.4	142.2
Auction rate securities	130.9	—	31.4	99.5

Total marketable securities	$364.8	$0.1	$31.8	$333.0

As of December 31, 2008, LP had $12.3 million ($151.8 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with the Company’s investment policy guidelines, the ARS investments held by the Company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at December 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of December 31, 2008, all LP’s ARS securities continue to pay interest according to their stated terms. Subsequent to year end, LP was informed that one of the investments has been accelerated resulting in LP receiving no further interest payments on this security. The value of this investment as of December 31, 2008 was approximately $74,000 (par value $3.7 million).

The estimated market value of the Company’s ARS holdings at December 31, 2008 was $12.3 million, which reflects a $139.5 million adjustment to the par value of $151.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP has recorded an other-than-temporary impairment of $118.6 million ($72.7 million after tax) for the year ended December 31, 2008 that was recorded as non-operating income (expense). The expense recorded in 2008 reflects the additional decline in value of $87.2 million ($53.2 million after tax) as well as the reclassification of $31.4 million ($19.5 million after tax) of unrealized losses previously recorded in other comprehensive income as a reduction in shareholders’ equity.

The contractual maturities of debt securities classified as available for sale at December 31, 2008 and December 31, 2007 were as follows:

	2008		2007
Dollar amounts in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$21.8	$21.4	$180.2	$180.1
Due in one to five years	19.4	19.3	184.6	152.9

Total marketable securities	$41.2	$40.7	$364.8	$333.0

Proceeds from sales and maturities of short-term investments totaled $421.6 million and purchases of short-term and long-term investments totaling $216.0 million for 2008. The gross realized gains and losses related to the sales of short-term investments were not material for the year ended December 31, 2008. Net unrealized gains and losses are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ equity.

The following table, aggregated by investment category, shows the gross unrealized losses and fair value of LP’s marketable securities (both short and long-term) as of December 31, 2008 and 2007 that are not deemed to be other-than-temporarily impaired in accordance with FASB Staff Position FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The fair value of U.S. treasury and government agency securities, commercial paper and corporate obligations are based upon the fair value as reported through market prices. The fair value of the auction rate securities has been estimated based upon management expectations of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based upon market conditions. The table provides information about the length of time of specified group of securities has been in an unrealized loss position.

	Less than 12 months		More than 12 months		Total
Dollar amounts in millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Corporate obligations	$21.4	$(0.4)	$7.0	$(0.2)	$28.4	$(0.6)

Total marketable securities	$21.4	$(0.4)	$7.0	$(0.2)	$28.4	$(0.6)

December 31, 2007
Corporate obligations	$95.9	$(0.4)	$—	$—	$95.9	$(0.4)
Auction rate securities	99.5	(31.4)	—	—	99.5	(31.4)

Total marketable securities	$195.4	$(31.8)	$—	$—	$195.4	$(31.8)

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

4.	FAIR VALUE MEASUREMENTS

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

SFAS 157 defines FV as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a FV hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Under this standard, LP is required to classify these financial assets and liabilities into two groups: recurring—measured on a periodic basis and non-recurring—measured on an as needed basis.

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

Assets measured at fair value on a recurring basis are summarized in the following table.

Dollar amounts in millions	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$40.7	$—	$28.4	$12.3
Trading securities	14.8	1.9	—	12.9

Total	$55.5	$1.9	$28.4	$25.2

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

Trading securities consist of rabbi trust and grantor trust financial assets which are recorded in other assets in LP’s consolidated balance sheets. The rabbi trust holds the assets of the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (EDC), a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotes, which represent Level 1 inputs.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Available for sale securities	Trading securities	Total
Balance at January 1, 2008	$99.5	$17.1	$116.6
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(118.6)	—	(118.6)
Included in investment income	—	(4.2)	(4.2)
Included in other comprehensive income	31.4	—	31.4

Balance at December 31, 2008	$12.3	$12.9	$25.2

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at the reporting date	$(118.6)	$(4.2)	$(122.8)

5.	RECEIVABLES

Receivables consist of the following:

	December 31,
Dollar amounts in millions	2008	2007
Trade receivables	$27.4	$56.5
Interest receivables	2.8	5.2
Other receivables	14.8	25.2
Allowance for doubtful accounts	(1.2)	(1.0)

	$43.8	$85.9

Other receivables at December 31, 2008 and 2007 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

6.	INVENTORIES

Inventories consisted of the following (work-in-process is not material):

	December 31,
Dollar amounts in millions	2008	2007
Logs	$34.7	$47.4
Other raw materials	23.9	27.5
Finished products	122.6	132.3
Supplies	7.9	8.1
LIFO reserve	(1.8)	(3.2)

Total	$187.3	$212.1

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	0.2	0.2
Finished products	2.8	5.7
Supplies	0.1	0.1

Total	$3.1	$6.0

During 2008, liquidation of LIFO layers reduced cost of sales by $1.4 million.

7.	NOTES RECEIVABLE FROM ASSET SALES

Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP’s limited recourse notes payable (see Note 13). LP monitors the collectability of these notes on a regular basis.

	Interest Rate 2008	December 31,
Dollar amounts in millions		2008	2007
Notes receivable (unsecured), maturing 2009-2012, interest rates fixed	5.6 – 7.5%	$29.9	$49.9
Notes receivable (secured), maturing 2010-2018, interest rates fixed	6.8 – 7.3%	228.7	283.1

Total		258.6	333.0
Current portion		20.0	74.4

Long-term portion		$238.6	$258.6

The weighted average interest rate for all notes receivable from asset sales at December 31, 2008 and 2007 was approximately 7.1 percent. The notes mature as follows:

Dollar amounts in millions
Year ended December 31,
2009	$20.0
2010	115.2
2011	—
2012	10.0
2013	91.4
2014 and after	22.0

Total	$258.6

LP estimates that the fair value of these notes at December 31, 2008 and 2007 was approximately $242.8 million and $346.4 million, respectively.

8.	GOODWILL

Goodwill by operating segment is as follows:

	December 31,
Dollar amounts in millions	2008	2007
OSB	$—	$232.5
Siding	—	32.4
Other	—	8.6

Total goodwill	$—	$273.5

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), LP applies a fair value based impairment test to the net book value of goodwill on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

LP performed its annual goodwill impairment analysis as of October 1, 2008, noting no impairment existed as the fair value of each such reporting units exceeded their then net book value. Subsequent to this date, due to the current economic environment, LP’s operating results, and a sustained decline in its market capitalization, LP concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Such analysis was performed as of December 31, 2008. As a result, LP recorded an impairment charge of $273.5 million. For the purposes of this analysis, LP’s estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices.

9.	OTHER INTANGIBLE ASSETS

Intangible assets (other than goodwill) are reflected in the Consolidated Balance Sheets as follows:

	December 31,
Dollar amounts in millions	2008	2007
Goodwill associated with equity investment in GreenFiber (recorded in Investments in and advances to affiliates)	$16.4	$16.4

Customer relationships, net of amortization	3.7	—
Other	0.4	0.1

Total other intangible assets	4.1	0.1

Total intangible assets	$20.5	$16.5

10.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are accounted for under both the equity method and the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

	December 31,
Dollar amounts in millions	2008	2007
Investments accounted for under the equity method	$142.4	$153.7
Investments accounted for under the cost method (see Note 14)	44.5	44.5

Total Investments in and advance to affiliates	$186.9	$198.2

At December 31, 2008, LP’s significant equity method investees, its approximate ownership interest and principal business activity in each investee were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products.
Abitibi—LP	50%	Established to construct and operate jointly owned I-Joist facilities in Quebec, Canada.
Canfor—LP	50%	Established to construct and operate a jointly owned OSB facility in British Columbia, Canada.

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements or summarized financial information.

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2008, 2007 and 2006, LP sold $7.9 million, $11.1 million and $18.5 million of products to Abitibi-LP and purchased $45.8 million, $72.8 million and $81.6 million of I-joists from Abitibi-LP. LP also purchased $77.6, $105.6 million and $100.4 million of OSB from Canfor-LP for the year ended December 31, 2008, 2007 and 2006.

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities were as follows:

	December 31,
Dollar amounts in millions	2008	2007
Accounts payable	$42.1	$137.5
Salaries and wages payable	28.1	26.7
Taxes other than income taxes	9.9	10.4
Workers’ compensation	4.8	5.1
Accrued interest	7.2	7.7
Other accrued liabilities	25.0	32.1
Income taxes payable	4.4	2.6

Total Accounts payable and accrued liabilities	$121.5	$222.1

Other accrued liabilities at December 31, 2008 and 2007 primarily consist of accrued rent, accrued rebates, timber liabilities, current portion of warranty reserves and other items.

12.	INCOME TAXES

Income before taxes was taxed in domestic and foreign jurisdictions, as follows:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Domestic	$(449.9)	$(130.7)	$151.0
Foreign	(339.5)	(198.1)	(4.2)

Total	$(789.4)	$(328.8)	$146.8

Income before taxes is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Income (loss) before taxes and equity in loss of unconsolidated affiliates	$(753.3)	$(270.6)	$167.8
Minority interest net (income) loss of consolidated subsidiary	0.2	—	—
Equity in earnings (loss) of unconsolidated affiliates	(14.0)	(18.1)	(4.3)

Income (loss) from continuing operations	(767.1)	(288.7)	163.5
Loss from discontinued operations	(22.3)	(40.1)	(16.7)

Total	$(789.4)	$(328.8)	$146.8

Provision for income taxes includes the following:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Current tax provision (benefit):
U.S. federal	$(62.5)	$(71.3)	$60.7
State and local	1.6	(4.9)	4.3
Foreign	(5.9)	(56.5)	(33.1)

Net current tax provision (benefit)	(66.8)	(132.7)	31.9

Deferred tax provision (benefit):
U.S. federal	(91.9)	27.0	(18.4)
State and local	(18.0)	(4.8)	(1.0)
Foreign	(33.9)	(38.4)	10.6

Net deferred tax provision (benefit)	(143.8)	(16.2)	(8.8)

Total income tax provision (benefit)	$(210.6)	$(148.9)	$23.1

The income tax provision has been allocated in accordance with SFAS No. 109, “Accounting for Income Taxes,” and has been recorded in the financial statements as follows:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Continuing operations	$(202.0)	$(133.4)	$29.6
Discontinued operations	(8.6)	(15.5)	(6.5)

Total income tax provision (benefit)	$(210.6)	$(148.9)	$23.1

LP received income tax refunds during 2008 and 2007 of $124.5 million and $44.3 million and paid income taxes of $124.4 million in 2006. Included in the Consolidated Balance Sheet at December 31, 2008 are income tax receivables of $94.2 million.

The income tax effects of LP’s share of the income or loss of GreenFiber and Canfor-LP OSB Limited Partnership in 2008, 2007 and 2006 are recorded in Provision for income taxes on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in Equity in earnings (losses) of unconsolidated affiliates.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2008	2007
Property, plant and equipment	$138.2	$108.9
Timber and timberlands	14.0	31.1
Inventories	(13.1)	(13.2)
Accrued liabilities	(84.4)	(52.0)
Benefit of capital loss and NOL carryovers	(92.2)	(21.7)
Benefit of foreign tax credit carryovers	(—)	(13.8)
Foreign tax withholding liability	4.7	21.4
Benefit of federal & state tax credit carryovers	(5.7)	(1.0)
Installment sale gain deferral	215.8	242.9
Deferred financial income	21.0	22.5
Market value write down of Auction Rate Securities	(54.0)	(19.5)
Other	9.4	10.4
Valuation Allowance	13.6	27.9

Net deferred tax liabilities	$167.3	$343.9

Deferred tax liabilities are reflected in the Consolidated Balance Sheets as follows:

	December 31,
Dollar amounts in millions	2008	2007
Current deferred tax assets	$(25.3)	$(0.5)
Current deferred tax liabilities	$4.7	$4.4
Deferred tax liabilities	$187.9	$340.0

The $92.2 million of benefit relating to capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2008 consists of $21.1 million for federal NOL carryovers which will expire in 2028, $21.1 million (net of federal taxes) for state NOL carryovers which will expire in various years through 2023, $37.7 million for Canadian NOL carryovers which will expire in 2028, $11.0 million for Canadian capital loss carryovers and $1.3 million for Brazilian NOL’s, both of which may be carried forward indefinitely. Refund claims from the carryback of Canadian NOL’s from 2007 and 2008 effectively eliminated the U.S. foreign tax credit carryovers from prior periods, which had been offset fully with valuation allowances. At December 31, 2008 LP has recorded valuation allowances against the entire $11.0 million and $1.3 million of benefits for the Canadian capital loss and Brazilian NOL carryovers, $0.2 million of the state NOL carryover benefit and $1.1 million against the state tax credit carryovers.

LP has recorded the above valuation allowances because (1) it does not expect to utilize some or all of the benefits of the state NOL and tax credits before they expire, (2) the Canadian capital loss carryover may only be utilized against future capital gains, the amount of which we are unable to project and (3) LP is unable to project future taxable income in its newly established Brazilian operations. If future years’ taxable income differs from the estimates used to establish these valuation allowances, LP will be required to record an adjustment resulting in an impact on current tax expense.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to Stockholders’ equity were $0.4 million and $0.1 million for 2008 and 2007, respectively.

U.S. taxes have not been provided on approximately $176.0 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law, are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31,
	2008	2007	2006
U.S. Federal tax rate	(35)%	(35)%	35%
State and local income taxes	(2)	(2)	2
Effect of non-deductible Goodwill impairments	12	—	—
Effect of foreign debt structure	(3)	(2)	(5)
Effect of foreign tax rates / foreign exchange	1	—	(4)
Impact of tax rate decrease on deferred taxes	—	(5)	(5)
Impact of tax credits	—	—	(2)
Other, net		(1)	(5)

Effective tax rate (%)	(27)%	(45)%	16%

LP adopted the provisions of FIN 48 on January 1, 2007. LP’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Income. Penalties related to unrecognized tax benefits or assessments are charged to income tax expense. As a result of the implementation of FIN 48, LP recorded $12.9 million as a liability for unrecognized tax positions, of which $0.3 million (net of federal benefit on state issues) would impact LP’s effective tax rate if recognized, $0.9 million of accrued interest expense (net of tax benefit) and no penalties. The net result of the adoption was a $1.2 million decrease to LP’s January 1, 2007 balance of retained earnings.

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile and Brazil. U.S. Federal income tax examinations for the years through 2004 have been effectively settled, and examinations of years 2005 and 2006 began in the fourth quarter of 2007. LP is subject to various state and local income tax examinations for the tax years 2000 through 2006. Canadian returns have been audited through 1999 and Revenue Canada commenced an examination of the years 2002 through 2004 in the second quarter of 2007.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2008 is as follows:

Dollar amounts in millions	2008	2007
Beginning balance	$13.6	$12.9
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	0.8	0.7
Reductions for tax positions of prior years	—	—
Settlements	—	—

Ending balance	$14.4	$13.6

Included in the FIN 48 balance at December 31, 2008 and 2007 was $0.8 million and $0.4 million of tax benefits that, if recognized, would affect LP’s effective tax rate, and no penalties. LP accrued interest of $1.8 million and $1.3 million during 2008 and 2007 and in total has recognized a liability of $4.3 million and $2.5 million for accrued interest related to its FIN 48 liabilities as of December 31, 2008 and December 31, 2007. At this point, it is not possible to reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

13.	LONG-TERM DEBT

	Interest Rate 2008	December 31,
Dollar amounts in millions		2008	2007
Debentures:
Senior notes, maturing 2010, interest rates fixed	8.875%	$199.8	$199.7
Bank credit facilities:
Term loan, maturing 2008, interest rates variable	5.62	—	127.4
U.S. revolving credit facility, expiring in 2009, interest rates variable		—	—
Canadian revolving credit facility, expiring in 2008, interest rates variable		—	—
Chilean term credit facility, maturing 2015, interest rates variable	3.23	39.0	25.0
Limited recourse notes payable:
Senior notes, payable 2009-2012, interest rates fixed	7.1 – 7.5	27.9	47.9
Senior notes, payable 2010-2018, interest rates fixed	6.8 – 7.3	225.4	278.9
Project revenue financing:
Project revenue bond financings, payable through 2009, interest rates variable	7.5	7.7	7.6
Other financings:
Other, interest rates vary		0.5	0.4

Total		500.3	686.9
Current portion		(27.7)	(201.1)

Net long-term debt		$472.6	$485.8

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $238 million and $332 million at December 31, 2008 and 2007. LP estimates the senior notes maturing in 2010 to have a fair market value of $154 million at December 31, 2008 and $211 million at December 31, 2007 based upon market quotes.

In 1997, LP issued $47.9 million of senior notes in a private placement to institutional investors. The remaining notes mature in principal amounts of $20 million in 2009, and $7.9 million in 2012. They are secured by the remaining notes receivable from Sierra Pacific Industries. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.

LP issued $348.6 million of senior debt in June 1998 in a private placement to institutional investors. The remaining $225.4 million of notes mature in principal amounts of $113.4 million in 2010, $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $228.7 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.

In September 2004, LP entered into a new five-year revolving credit facility. The new facility, which will expire in September 2009, provides for committed borrowing capacity of $150 million. Subject to the willingness of existing or new lenders under the credit facility to advance additional funds, LP may increase its borrowing capacity under the facility by up to an additional $100 million. Based upon recent financial performance, the facility requires LP to cash collateralize the borrowings and letters of credit outstanding under the facility. At December 31, 2008, LP had no borrowings outstanding under the facility. Letters of credit issued and outstanding, which reduce LP’s borrowing capacity, totaled approximately $34.7 million as of December 31, 2008 and were cash collateralized with $36.5 million.

As of February 26, 2009, LP’s credit ratings were

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	Ba3	BB

Louisiana Pacific Canada Ltd (LP Canada) has a $1 million (Canadian) revolving credit facility. LP’s ability to obtain letters of credit under this facility ends in March 2009. The facility requires LP to cash collateralize the borrowings and letters of credit outstanding under the facility. At December 31, 2008, LP Canada had no borrowings outstanding under the facility. Letters of credit issued and outstanding totaled approximately $0.8 million of as December 31, 2008 and were cash collateralized with $0.8 million.

In December 2006, Louisiana Pacific Chile SA (LP Chile) entered into a committed term credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ended in December 2008, with the final maturity in March 2015. The facility bears interest at LIBOR plus 0.2275% (3.23% and 5.63% as of December 31, 2008 and 2007). The proceeds from the facility were used to fund construction of an additional OSB plant in Chile. At December 31, 2008, there was $39.0 million outstanding under this facility. Borrowings under the facility are secured. Additionally, LP Chile has an unsecured working capital facility with a Chilean bank. These facilities mature in May 2009. At December 31, 2008, there was $2 million outstanding.

The weighted average interest rate for all long-term debt at December 31, 2008 and 2007 was approximately 7.5 percent and 7.2 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2009	$27.7
2010	320.9
2011	7.1
2012	15.0
2013	97.1
2014 and after	32.5

Total	$500.3

Cash paid during 2008, 2007 and 2006 for interest was $53.2 million, $60.3 million and $38 million.

14.	OFF-BALANCE SHEET ARRANGEMENT

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

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. LP’s retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the Investments in and advances to affiliates on the Consolidated Balance Sheets as of December 31, 2008. Management believes the book value of this investment approximates market value, as the interest rates on the notes receivable are variable.

In accordance with SFAS No. 140, the QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on the Consolidated Balance Sheets. The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors except to the extent of LP’s retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied. In general, the creditors of the QSPE have no recourse to LP’s assets, other than LP’s retained interest. However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2008. The estimated fair value of this guarantee is not material.

15.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP’s plans. LP contributes to a multiemployer plan for certain employees covered by collective bargaining agreements. LP also provides other post retirement benefits consisting primarily of healthcare benefits to certain retirees who met age and service requirements.

LP adopted the recognition and disclosure requirements of SFAS 158 to recognize the funded status of benefit plans in the balance sheet as of December 31, 2007 and the measurement date requirement of SFAS 158 as of December 31, 2008. The adoption of the recognition and disclosure requirements required LP to recognize a liability for the underfunded status of its defined benefit pension plans, an asset for the overfunded status of its defined benefit pension plans and adjusted ending accumulated comprehensive loss, net of tax, for the net actuarial loss and prior service cost that had not yet been recognized as components of net periodic pension cost. The recognition of the measurement date was adopted as of December 31, 2008 and resulted in a charge to ending retained earnings of $0.8 million after tax. See Note 1 for further discussion.

Defined Benefit Plans

Pension benefits are earned generally based upon years of service and compensation during active employment. Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging up to 20 years. LP contributes additional funds as necessary to maintain desired funding levels.

Benefit accruals under the two most significant plans, which account for approximately 85% of the assets and 80% of the benefit obligations in the tables below, are credited at the rate of 5% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The remaining defined benefit pension plans use a variety of benefit formulas.

LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2008 and 2007, the trust assets were valued at $12.9 million and $17.1 million and are included in “Other assets” on the Consolidated Balance Sheets. LP did not contribute to this trust in 2008 or 2007.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following (in millions of dollars and percents):

	Year ended December 31,
	2008	2007	2006
Service cost	$8.3	$10.0	$9.3
Interest cost	16.6	16.2	15.6
Expected return on plan assets	(20.5)	(19.2)	(18.4)
Amortization of prior service cost and net transition asset	1.2	1.3	1.2
Amortization of net actuarial loss	2.0	5.9	7.9

Net periodic pension cost	$7.6	$14.2	$15.6

Loss (gain) due to curtailment	$2.0	$(0.1)	$—

Discount rate for obligations	6.14%	5.67%	5.55%

Rate of compensation increase	4.00%	4.00%	4.00%

Expected return on plan assets	7.28%	7.28%	7.74%

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Year ended December 31,
	2008	2007	2006
Net actuarial gain (loss)	$69.5	$(36.8)	*
Amortization of net actuarial loss	(2.0)	(5.3)	*
Prior service cost	(2.0)	0.8	*
Amortization of prior service cost	(1.2)	(1.8)	*
Adjustment due to change in measurement date	(0.5)
Foreign exchange rate changes	(1.3)	1.4	*

Total recognized in OCI	$62.5	$(41.7)	*

*	Not applicable due to change in accounting standard

LP calculates the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. The decline in net periodic pension cost from 2007 to 2008 was primarily attributable to the increase in the discount rate. Additionally, during 2008, LP recognized $2.0 million in curtailment charges related to immediate recognition of the prior service cost due to the elimination of future contributions to the U.S. pension plans as of December 31, 2008. LP made the decision to freeze future contribution credits as of January 1, 2010 to its qualified U.S. defined benefit pension plans.

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

LP used a measurement date as of December 31, 2008 and October 31, 2007 as required under SFAS 158. The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date (in millions of dollars) follow:

	December 31,
	2008	2007
Change in benefit obligation:
Beginning of year balance	$289.6	$289.2
Service cost	8.3	10.0
Interest cost	16.6	16.2
Amendments	—	0.8
Actuarial (gain)/loss	(22.0)	(14.7)
Curtailments/settlements	(4.7)	(1.6)
Adjustment due to change in measurement date	3.6	—
Foreign exchange rate changes	(8.3)	7.7
Benefits paid	(21.6)	(18.0)

End of year balance	$261.5	$289.6

Change in assets (fair value):
Beginning of year balance	$314.6	$275.7
Actual return on plan assets	(72.8)	39.7
Employer contribution	1.3	9.9
Foreign exchange rate changes	(8.2)	7.3
Benefits paid	(21.6)	(18.0)

End of year balance	$213.3	$314.6

Funded status	($48.2)	$25.0

Weighted average assumptions for obligations as of measurement date:
Discount rate for obligations	6.14%	6.14%
Rate of compensation increase	0.50%	4.00%

The amounts recognized in LP’s Consolidated Balance Sheet (in millions) as of December 31 consists of the following:

	2008	2007
Noncurrent pension assets, included in Other assets	$2.8	$37.2
Current pension liabilities, included in Accounts payable and accrued liabilities	(0.2)	(0.1)
Noncurrent pension liabilities, included in Other long-term liabilities	(50.8)	(12.1)

Total	($48.2)	$25.0

Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$101.9	$36.0
Prior service cost	1.8	5.2

Total	$103.7	$41.2

The total accumulated benefit obligation for all pension plans as of December 31, 2008 and 2007 was $256.5 million and $277.5 million.

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $227.6 million and $180.4 million at December 31, 2008 and $9.0 million and $0.0 million at December 31, 2007. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $230.0 million and $180.4 million at December 31, 2008 and $11.1 million and $0.0 million at December 31, 2007.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2009 in millions of dollars is:

Net actuarial loss	$3.9
Prior service cost	0.4

Total	$4.3

LP expects to contribute approximately $3 to $10 million to its pension plans in 2009.

The benefits expected to be paid from the benefit plans, which reflect expected future service, in millions of dollars are as follows:

Year
2009	$18.0
2010	17.5
2011	18.1
2012	18.8
2014	28.5
2014 – 2018	117.4

These estimated benefit payments are based upon assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2008	Actual Allocation
Dollar amounts in millions		2008	2007
Asset category
Equity securities	45.5%	50.2%	55.1%
Debt securities	24.8	23.0	23.6
Real estate	8.5	8.4	6.6
Other, including cash and cash equivalents	21.2	18.4	14.7

Total	100.0%	100.0%	100.0%

LP’s investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. LP’s U.S. plans include real estate, hedge funds and real return investment strategies to increase returns and reduce volatility. LP’s plans do not currently invest directly in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility. To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results.

Defined Contribution Plans

LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Effective January 2009, LP discontinued its company match feature for its U.S. plans. Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 4.1 million shares of LP common stock that represented approximately 4.3% of the total market value of plan assets at December 31, 2008.

In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings for most employees and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).

Expenses related to defined contribution plans and the multiemployer plan in 2008, 2007 and 2006 were $7.9 million, $8.4 million and $10.9 million.

Other Benefit Plans

LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2008 and 2007 was $6.3 million and $8.2 million. Net expense related to these plans was not significant in 2008 or 2007.

Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The liability under this plan amounted to $1.6 million at December 31, 2008 and $1.8 million at December 31, 2007 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

16.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2008, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Shareholder Rights Plan

In May 2008, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right represents the right to purchase one-hundredth of a share Preferred Stock, at an exercise price of $100.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock.

Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase a number of additional shares of common stock of LP having a total market value of twice the exercise price of each right. The rights expire in June 2018, but can be redeemed by action of the Board of Directors prior to that time at $.01 per right.

Common Stock Plans

At December 31, 2008, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $9.7 million for the year ended December 31, 2008, $7.1 million for the year ended December 31, 2007 and $6.3 million for the year ended December 31, 2006.

Effective January 1, 2006, LP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2008, 2007 and 2006 based on its historical experience during the preceding three years.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2008, 2,712,343 shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2008	2007	2006
Expected stock price volatility	30%	30%	45%
Expected dividend yield	4.0%	2.6%	2%
Risk-free interest rate	3.0%	4.8%	4.5%
Expected life of options	5.0 years	4.0 years	4.0 years
Weighted average fair value of options and SSARs granted	$2.85	$5.55	$10.06

Expected Stock Price Volatility: The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on LP’s historical stock prices.

Expected Dividend Yield: The Black-Scholes valuation model calls for a single expected dividend yield as an input. This is determined based upon current annual dividend as of the date of grant compared to the grant price.

Risk-Free Interest Rate: LP bases the risk-free interest rate used in the Black-Scholes valuation method on U.S. Treasury issues with an equivalent term. Where the expected term of LP’s stock-based awards do not correspond with the terms for which interest rates are quoted, LP performed a straight-line interpolation to determine the rate from the available maturities.

Expected life of options: Expected term represents the period that LP’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, LP considers voluntary termination behavior as well as workforce reduction programs.

The following table summarizes stock options and SSARs outstanding as of December 31, 2008 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2006	2,135	$16.89
Options granted	604	$28.09
Options exercised	(538)	$10.47
Options cancelled	(67)	$27.11

Options outstanding at December 31, 2006	2,134	$21.37

Options granted	1,282	$22.90
Options exercised	(170)	$16.43
Options cancelled	(253)	$24.80

Options outstanding at December 31, 2007	2,993	$22.02

Options granted	2,630	$15.20
Options exercised	(1)	$7.30
Options cancelled	(185)	$19.78

Options outstanding at December 31, 2008	5,437	$18.79	6.76	$0.0

Vested and expected to vest at December 31, 2008 (1)	4,330	$19.03	6.48	$0.0

Options exercisable at December 31, 2008	2,000	$21.13	4.68	$0.0

(1)	Options or SSARS expected to vest based upon historical forfeiture rate

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2008. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.

As of December 31, 2008, there was $7.5 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.8 years. For 2008, LP recognized $6.0 million in compensation expense associated with these awards. For 2007 and 2006, LP recognized $4.6 million in compensation expense associated with these awards.

The tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $0.3 million for the year ended December 31, 2008.

INCENTIVE SHARE AWARDS

LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. For all years prior to 2005, these awards vest over a five-year period, subject to vesting acceleration upon the achievement of various stock price targets. The stock price targets were reached for all grants except for fifty percent of the 2004 grants. Awards granted subsequent to 2005, vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2008, 2007 and 2006 of $1.1 million, $1.1 million and $1.1 million. As of December 31, 2008, there was $1.2 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.34 years.

The following table summarizes incentive share awards outstanding as of December 31, 2008 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2006	95,701
Incentive shares awards granted	51,859
Incentive share awards vested	(3,672)
Incentive share awards cancelled	(17,305)

Incentive share awards outstanding at December 31, 2006	126,583

Incentive shares awards granted	—
Incentive share awards vested	—
Incentive share awards cancelled	(22,175)

Incentive share awards outstanding at December 31, 2007	104,408

Incentive shares awards granted	126,000
Incentive share awards vested	(28,780)
Incentive share awards cancelled	(7,641)

Incentive share awards outstanding at December 31, 2008	193,987	1.3	$0.3

Vested and expected to vest at December 31, 2008 (1)	116,467	1.3	$0.2

Incentive share awards exercisable at December 31, 2008	—	—	$—

(1)	Incentive shares expected to vest based upon historical forfeitures rate

Restricted Stock

LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2008, there was $2.8 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.48 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2008 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2006	65,600	27.04
Restricted stock awards granted	66,650	28.90
Restrictions lapsing	—	—
Restricted stock awards cancelled	—	—

Restricted stock awards at December 31, 2006	132,250	27.98

Restricted stock awards granted	94,010	22.99
Restrictions lapsing	—	—
Restricted stock awards cancelled	(22,780)	26.46

Restricted stock awards at December 31, 2007	203,480	25.84

Restricted stock awards granted	192,880	15.27
Restrictions lapsing	(56,500)	27.04
Restricted stock awards cancelled	(3,410)	22.99

Restricted stock awards at December 31, 2008	336,450	$19.61

LP recorded compensation expense related to these awards in 2008, 2007 and 2006 of $2.2 million, $1.5 million, and $1.2 million.

LP annually grants to each director restricted stock or restricted stock units. As of December 31, 2008, LP has 50,107 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2008 related to these grants was $0.2 million.

17.	ASSET RETIREMENT OBLIGATIONS

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

The activity in LP’s asset retirement obligation liability for 2008 and 2007 is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2008	2007
Beginning balance	$6.0	$5.4
Accretion expense	0.5	0.5
Accrued to expense during the year	0.4	0.4
Payments made	(0.3)	(0.3)
Translation	(0.6)	—

Ending balance	$6.0	$6.0

18.	OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Additions to litigation reserves	$(48.4)	$(7.8)	$—
Gain on settlement of insurance litigation	0.7	18.7	—
Additions to product related contingency reserves	(32.6)	—	(3.9)
Change in method of estimating workers compensation liabilities	—	—	(2.1)
Gain on insurance recoveries	5.7	—	4.7
Loss on facility explosion	(4.8)	—	—
Charges associated with corporate “right sizing”	(10.9)	—	—
Timber settlement	—	1.5	—
Other	—	0.1	0.6

	$(90.3)	$12.5	$(0.7)

2008

During 2008, LP recorded $90.3 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a loss of $48.4 million associated with LP’s settlement of a product related anti-trust litigation matter (see Note 20 for further discussion);

•	a gain of $0.7 million in connection with a favorable judgment on a lawsuit associated with LP’s insurance on hardboard siding;

•	a net loss of $32.6 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 20 for further discussion);

•	a gain of $5.7 million related to insurance settlement associated with a product related suit;

•	a loss of $4.8 million associated with a facility explosion and related costs;

•	a loss of $10.9 million related to severance charges associated to LP’s “right sizing” initiative as well as severance related to indefinite facility curtailments due to market conditions.

2007

During 2007, LP recorded $12.5 million gain in “Other operating credits and charges, net”. The components of the net credits include:

•	a gain of $18.7 million associated with proceeds received in connection with a favorable judgement on a lawsuit associated with LP’s insurance on hardboard siding;

•	a gain of $1.5 million in connection with a settlement with the Canadian government on the reduction of certain of LP’s timber licenses in British Columbia; and

•	a loss of $7.8 million associated with a reserve relating to environmental litigation.

2006

During 2006, LP recorded $0.7 million in “Other operating credits and charges, net”. The components of the net charges include:

•

a loss of $3.9 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 20 for further discussion) due primarily to increases in administrative costs;

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

Severance

Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Beginning balance	$1.6	$1.2	$3.5
Charged to expense, continuing operations	13.9	2.9	1.6
Charged to expense, discontinued operations	—	0.6	0.1
Payments	(6.7)	(3.1)	(4.0)

Ending balance	$8.8	$1.6	$1.2

The balance of the accrued severance is included in “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets. The balance as of December 31, 2008 is payable under contract through 2010. For 2008, severance expense is across all businesses. Of this amount, $10.9 million is recorded in LP’s Other operating charges and credits noted above and the remaining across the businesses. In prior years, the majority of the severance expense was related to OSB and EWP segments.

19.	GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET

The major components of “Gain (loss) on sale of and impairment of long-lived assets, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Impairment charges on long-lived assets	$(14.0)	$(57.0)	$(1.3)
Gain (loss) on sale of other long-lived assets	5.0	0.2	(1.3)

	$(9.0)	$(56.8)	$(2.6)

2008

During 2008, LP recorded a net loss on sale of and impairment of long-lived assets of $9.0 million. This net loss includes the following items:

•

an impairment charge of $14.0 million associated with a non-operating manufacturing complex in Quebec, Canada to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses, and;

•	a gain of $5.0 million associated with the sale of certain corporate assets as part of LP’s right sizing initiative.

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

•	a net gain of $0.2 million on the sale of certain other assets.

2006

During 2006, LP recorded a net loss on sale of and impairment of long-lived assets of $2.6 million. This net loss includes the following items:

•	an impairment charge of $1.3 million on manufacturing equipment that is held for sale to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses; and

•	a net loss of $1.3 million on the sale of certain other assets.

20.	CONTINGENCIES

LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2008	2007
Environmental reserves	$6.5	$9.4
Hardboard siding reserves	31.2	12.8
Other	2.8	9.4

Total contingencies	40.5	31.6
Current portion	(10.0)	(15.8)

Long-term portion	$30.5	$15.8

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

In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $1.2 million of costs, relating to two sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

•

Approximately $2.4 million of costs, related to two transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

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

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Beginning balance	$9.4	$7.7	$10.1
Adjusted to expense (income) during the year	(0.2)	2.3	(0.3)
Payments made	(2.7)	(0.6)	(2.1)

Ending balance	$6.5	$9.4	$7.7

During 2008, 2007 and 2006, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

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

During 2008, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. LP believes that the reserve balance at December 31, 2008 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
Beginning balance	$12.8	$25.3	$31.0
Accrued to expense	32.6	—	3.9
Payments made for claims	(11.2)	(10.1)	(7.4)
Payments made for administrative costs	(3.0)	(2.4)	(2.2)

Ending balance	$31.2	$12.8	$25.3

Additional Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc. v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the United States District Court for the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by LP and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals vacated the District Court’s injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. On February 5, 2008, the Minnesota State Court of Appeals reversed the $11.2 million judgment entered against LP on December 22, 2006. Lester’s timely appealed the Minnesota State Court of Appeals’ decision, and the Minnesota State Supreme Court has granted review. Based upon the information currently available, LP believes that any further liability related to this case is remote and, accordingly, has not recorded any accrual with respect to its potential exposure.

Lockhart Wood Treatment Facility

In 2004, LP received a pre-litigation settlement demand letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from LP’s wood treatment facility in Lockhart, Alabama during the period from 1953 to 1998. The letter was also addressed to Pactiv Corporation (“Pactiv”), from whom LP acquired the facility in 1983. LP, Pactiv, and the potential plaintiffs agreed to exchange information and enter into non-binding mediation, which failed in December 2005. In the first quarter of 2006, plaintiffs’ attorneys filed 19 separate lawsuits on behalf of 1,429 plaintiffs. Each of these cases was filed in, or removed to, the United States District Court for the Middle District of Alabama, which court has designated a lead case under the caption Melanie Chambers v. Pactiv Corp et al, CV 2:06-CV-00083-LES-CSC. After extensive motion practice and the beginning of discovery, Pactiv and plaintiffs have agreed to a tentative settlement. In addition, LP agreed to a settlement pursuant to which LP would make a payment of $7.75 million to resolve this matter on the terms of a full and final release of all claims by all plaintiffs. LP accrued the amount of the settlement in 2007 and paid the settlement in 2008.

Antitrust Litigation

LP was named as one of a number of defendants in multiple class action complaints filed on or after February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania. These complaints were dismissed or consolidated into two complaints under one caption: In Re OSB Anti-Trust Litigation, Master File No. 06-CV-00826 (PD). The first complaint is a consolidated amended class action complaint filed on March 31, 2006 on behalf of plaintiffs who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the direct purchaser complaint). The second complaint is a consolidated amended class action complaint, filed on June 15, 2006, on behalf of plaintiffs who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the indirect purchaser complaint). The plaintiffs in both amended and consolidated complaints described above moved for and received class certification and sought damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and similar remedies under individual state anti-trust, competition and consumer protection laws. LP believed that the claims asserted were without merit, but after being ordered to settlement conference by the judge, LP decided that in order to limit the risks and costs associated with a prolonged trial schedule; it would settle the direct and indirect lawsuits. These settlements were accrued and paid in 2008.

As part of the class action process, individual purchasers are able to opt-out of the class action claims and pursue their own suit. On December 1, 2008, LP was named, in an opt-out suit, as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs in this opt-out case seek treble damages and attorneys fees in an unspecified amount alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. LP believes these allegations are without merit and intends to vigorously defend this suit. LP believes that the resolution of this matter will not have a material adverse effect on LP’s financial position, results of operations, cash flows or liquidity.

Other Proceedings

LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

21.	BUSINESS ACQUIRED

In May 2008, LP completed the initial phase of its purchase of a 75% ownership interest in Masisa OSB Industria e Comercio S.A., which operates OSB assets located in Ponta Grossa, Brazil. The purchase is being made through LP Brasil Participacoes Ltda., a limited liability company and an indirect subsidiary of LP. The minority ownership is subject to a put and call option that are exercisable three years after the date of initial closing of the acquisition, is being accounted for as mandatory redeemable minority interest and will be accreted over the life of the put and call to the estimated price which is the greater of $18.5 million plus interest or a multiple of earnings before interest and taxes (subject to certain adjustments). The purchase price was approximately $56.5 million (including expenses). LP took over operations in November 2008.

The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Dollars in millions
Purchase price:
Cash paid (a)	$56.5

Allocation:
Property, plant and equipment	$71.5
Customer relationships	3.5
Minority interest	(18.5)

$56.5

(a)	Includes expenses

The amortization period for the customer relationship is 5 years.

22.	COMMITMENTS AND CONTINGENT LIABILITIES

LP is obligated to purchase timber under certain cutting contracts that extend to 2009. LP’s best estimate of its commitment at current contract rates under these contracts at December 31, 2008 is approximately $4.3 million for approximately 25.6 million board feet of timber.

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

At December 31, 2009, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2009	$6.9
2010	6.4
2011	5.8
2012	2.3
2013	2.4
2014 and after	5.0

Total	$28.8

As of December 31, 2008, LP has entered into several non-cancelable subleases for a portion of its former corporate headquarters in Portland, Oregon. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $4.4 million (in total for all years) due in the future. Rental expense for operating leases amounted to $21.5 million, $22.9 million and $26.6 million in 2008, 2007 and 2006.

23.	GUARANTEES AND INDEMNIFICATIONS

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

	Year ended December 31,
Dollar amounts in millions	2008	2007
Beginning balance	$26.2	$28.8
Accrued to expense during the year	18.7	4.6
Payments made	(11.2)	(7.2)

Total warranty reserves	33.7	26.2
Current portion	(7.0)	(7.0)

Long term portion	$26.7	$19.2

The current portion of the warranty reserve is included in Accounts payable and accrued liabilities and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.

During 2008, LP increased the warranty reserves relating to its discontinued composite decking products by $17.2 million for the year ended December 31, 2008. The additional reserves reflect revised estimates of future claim payments based upon a significant increase in decking warranty claims related to a specific operation and specific time period. LP is currently investigating the causes of this increase as well as reviewing other appropriate actions. LP believes that the warranty reserve balance at December 31, 2008 will be adequate to cover future warranty payments. However, it is possible that additional charges may be required in the future.

24.	DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. At December 31, 2008 and 2007, LP had one decking facility and associated products classified as discontinued. In 2006, LP’s discontinued operations included two decking facilities and associated products.

The loss from discontinued operations for the year ended December 31, 2008 relates to LP’s decking operations as well as residual losses from previously discontinued operations. Included in the operating losses of discontinued operations for the year end December 31, 2008 is an increase in our decking warranty reserves of $17.2 million based upon significant increases in recent warranty claim activity.

The loss from discontinued operations for the year ended December 31, 2007 relates to LP’s decking operations as well as residual charges from previously discontinued operations. Revenues associated with these operations were $28.3 million. Included in the loss on discontinued operations for the year ended December 31, 2007 was an impairment charges of $19.8 million to reduce the carrying values of the assets to their estimated fair value less estimated costs to sell. LP also recorded a $2.9 million loss on an executed take or pay contract associated with products related to its decking operations. LP also recorded a $1 million charge associated with the anticipated settlement of an environmental issue on a previously closed site.

The loss from discontinued operations for the year ended December 31, 2006 relates to LP’s decking operations as well as residual charges from previously discontinued operations. Revenues associated with these operations were $47.7 million. Additionally, during 2006, LP recorded a charge of $2.1 million in connection with a change in the method of estimating future workers’ compensation liabilities by incorporating loss development and an increase in the estimate associated with incurred but not yet reported workers’ compensation claims. LP also recorded a loss of $0.5 million related to long-term timber contracts and a gain of $1.8 million related to refunds of previously paid softwood lumber duties associated with the trade agreement between the U.S. and Canada.

25.	ACCUMULATED COMPREHENSIVE LOSS

Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension adjustments. The table below breaks down these balances, net of tax:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Other	Total
Balance at December 31, 2005	$(15.4)	$(46.5)	($0.1)	$(0.2)	$(62.2)
Activity	(3.1)	46.4	0.5	0.2	44.0

Balance at December 31, 2006 before adoption of SFAS 158	(18.5)	(0.1)	0.4	—	(18.2)
Adjustment to initially adopt SFAS 158	—	(51.1)	—	(2.2)	(53.3)

Balance at December 31, 2006	(18.5)	(51.2)	0.4	(2.2)	(71.5)
Activity	0.9	25.5	0.1	(19.5)	7.0

Balance at December 31, 2007	(17.6)	(25.7)	0.5	(21.7)	(64.5)
Activity	(13.3)	(37.6)	(1.8)	19.1	(33.6)

Balance at December 31, 2008	$(30.9)	$(63.3)	$(1.3)	$(2.6)	($98.1)

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments in 2006 include a $46.4 million gain prior to the adoption of SFAS 158 and a $51.1 million loss related to the adoption of SFAS 158. The pension adjustments included income tax benefit of $24.5 million in 2008, income tax expense of $16.3 million in 2007 and income tax benefit of $2.2 million in 2006. The unrealized gain (loss) on derivatives included income tax benefit of $1.1 million in 2008, income tax expense of $0.2 million in 2007 and $0.2 million in 2006. Included in Other in 2008 was the reversal of the unrealized loss on auction rate securities recorded in 2007. Included in Other in 2007 was an unrealized loss of $31.4 million ($19.5 million after-tax) due to temporary declines in value of LP’s auction rate securities. Included in Other in 2006 was a $2.2 million loss related to LP’s adoption of SFAS 158 on other post retirement benefit plans.

26.	SEGMENT INFORMATION

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

The OSB segment includes OSB products produced in North America. The siding segment includes (1) Smart Side® siding products; (2) Canexel siding products; and (3) other related products. The engineered wood products segment includes (1) laminated veneer lumber and laminated strand lumber; (2) I-joists; (3) plywood; and (4) other related products.

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
SALES BY BUSINESS SEGMENT
OSB	$621.5	$823.8	$1,212.2
Siding	423.8	448.9	493.4
Engineered Wood Products	234.5	331.6	392.0
Other products	96.4	100.6	91.2
Less: Intersegment sales	—	—	(1.5)

Total sales	$1,376.2	$1,704.9	$2,187.4

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(155.2)	$(194.7)	$109.6
Siding	2.8	33.6	67.3
Engineered Wood Products	(40.2)	11.0	33.2
Other products	(6.7)	(6.3)	8.2
Other operating credits and charges, net and goodwill impairment	(363.8)	12.5	(0.7)
Gain (loss) on sales of and impairments of long-lived assets	(9.0)	(56.8)	(2.6)
General corporate and other expense, net	(85.3)	(83.9)	(95.1)
Foreign currency exchange gains (losses)	19.6	(29.6)	(2.5)
Investment income	38.4	81.7	95.7
Interest expense, net of capitalized interest	(49.1)	(35.3)	(49.4)
Other than temporary impairment of investments	(118.6)	(20.9)	—

Income (loss) from continuing operations before taxes	(767.1)	(288.7)	163.5
Provision (benefit) for income taxes	(202.0)	(133.4)	29.6

Income (loss) from continuing operations	$(565.1)	$(155.3)	$133.9

	Year ended December 31,
	2008	2007	2006
DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$49.5	$62.5	$78.2
Siding	20.5	17.7	18.1
Engineered Wood Products	15.8	15.7	13.9
Other products	9.2	6.5	5.5
Non-segment related	5.4	5.5	5.6

Total depreciation, amortization and cost of timber harvested	$100.4	$107.9	$121.3

CAPITAL EXPENDITURES
OSB	$34.5	$178.9	$152.6
Siding	9.5	25.2	30.0
Engineered Wood Products	42.6	100.5	35.0
Other products	9.5	26.4	15.5
Non-segment related	3.3	3.8	3.4
Discontinued operations	—	0.7	—

Total capital expenditures	$99.4	$335.5	$236.5

Information concerning identifiable assets by segment is as follows:

	December 31,
Dollar amounts in millions	2008	2007
IDENTIFIABLE ASSETS
OSB	$654.7	$1,162.3
Siding	227.3	273.6
Engineered Wood Products	271.3	207.9
Other products	321.5	554.8
Non-segment related	713.9	1,030.7

Total assets	$2,188.7	$3,229.3

Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets and other items.

Export sales are primarily to customers in Asia, South America and Europe. Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2008	2007	2006
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
U.S.	$1,031	$1,328	$1,809
Canada and other	501	554	717
Intersegment sales to U.S.	(156)	(177)	(339)

Total Sales	$1,376	$1,705	$2,187

Export sales (included in above)	$75	$45	$29

Operating profit (loss)
U.S.	$(106)	$(54)	$196
Canada and other	(95)	(102)	22

Other operating credits and charges, net gain (loss) on sales of and impairments of long-lived assets and goodwill impairment	(373)	(44)	(3)
General corporate expense, other-than-temporary investment impairment, translation gains (losses) and interest, net	(193)	(88)	(51)

	(767)	(288)	164
Provision (benefit) for income taxes	(202)	(133)	30

Income (loss) from continuing operations	$(565)	$(155)	$134

Identifiable tangible long-lived assets
U.S.	$779	$794	$567
Canada and other	356	352	423

Total assets	$1,135	$1,146	$990

The amounts included in the tables above for Canada and other are primarily related to Canada.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollar amounts in millions, except per share)	2008	2007	2008	2007	2008	2007	2008	2007
QUARTERLY DATA
Net sales	$349.4	$394.6	$387.0	$461.2	$389.6	$472.5	$250.2	$376.6
Gross profit (loss) (1)	(50.0)	(25.7)	(14.8)	(3.8)	(19.6)	(1.2)	(44.6)	(39.9)
Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates	(75.5)	(64.1)	(133.0)	(21.6)	(158.3)	(87.9)	(386.5)	(97.0)
Income (loss) from continuing operations	(45.9)	(36.1)	(79.4)	(15.6)	(100.4)	(54.5)	(339.4)	(49.1)
Net income (loss)	$(46.4)	$(37.4)	$(80.8)	$(23.3)	$(111.1)	$(67.7)	$(340.5)	$(51.5)

Income (loss) from continuing operations per share—basic	$(0.45)	$(0.35)	$(0.77)	$(0.15)	$(0.98)	$(0.52)	$(3.30)	$(0.48)
Income (loss) from continuing operations per share—diluted	$(0.45)	$(0.35)	$(0.77)	$(0.15)	$(0.98)	$(0.52)	$(3.30)	$(0.48)
Net income (loss) per share—basic	$(0.45)	$(0.35)	$(0.79)	$(0.22)	$(1.08)	$(0.65)	$(3.31)	$(0.50)
Net income (loss) per share—diluted	$(0.45)	$(0.35)	$(0.79)	$(0.22)	$(1.08)	($0.65)	$(3.31)	$(0.50)
Cash dividends per share	$0.15	$0.15	$0.15	$0.15	—	$0.15	—	$0.15

SALES BY SEGMENT:
OSB	$159.0	$188.4	$170.2	$222.5	$183.3	$226.9	$109.0	$186.0
Siding	107.1	104.1	123.6	131.1	117.0	122.1	76.1	91.6
Engineered wood products	60.5	80.6	65.3	85.9	63.4	93.0	45.3	72.1
Other products	22.8	21.5	27.9	21.8	25.9	30.4	19.8	26.9

Total net sales	$349.4	$394.6	$387.0	$461.2	$389.6	$472.5	$250.2	$376.6

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(62.1)	$(64.5)	$(34.5)	$(44.6)	($27.7)	($31.7)	$(31.1)	$(54.0)
Siding	0.3	9.4	8.9	17.2	4.6	11.3	(11.1)	(4.3)
Engineered wood products	(8.1)	6.4	(9.2)	3.9	(11.0)	3.3	(11.9)	(2.6)
Other products	(2.5)	2.3	(0.2)	(2.7)	(2.5)	(3.5)	(1.1)	(1.7)
Other operating credits and charges, net	4.0	—	(70.1)	19.2	(1.6)	0.7	(22.6)	(7.4)
Goodwill impairment	—	—	—	—	—	—	(273.5)	—
Gain (loss) on sale of and impairment of long-lived assets	0.4	(5.5)	(0.1)	0.3	(9.8)	(48.4)	0.5	(3.2)
General corporate and other expenses, net	(24.0)	(22.7)	(22.1)	(20.8)	(22.7)	(21.5)	(16.6)	(19.2)
Foreign currency exchange gains (losses)	9.4	(2.7)	(5.1)	(12.7)	2.3	(15.0)	13.0	0.9
Other than temporary investment impairment	(0.8)	—	(1.7)	—	(88.7)	—	(27.4)	(20.9)
Investment income	12.8	20.4	10.6	23.4	8.1	20.4	6.9	17.5
Interest expense, net of capitalized interest	(11.2)	(10.3)	(12.7)	(9.7)	(12.4)	(7.7)	(12.8)	(7.6)

Loss from operations before taxes	(81.8)	(67.2)	(136.2)	(26.5)	(161.4)	(92.1)	(387.7)	(102.5)
Provision (benefit) for income taxes	(35.9)	(31.3)	(56.8)	(10.9)	(61.0)	(37.5)	(48.3)	(53.7)

Loss from continuing operations	$(45.9)	$(35.9)	$(79.4)	$(15.6)	$(100.4)	($54.6)	$(339.4)	$(48.8)

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

Included in Other operating credits and charges, net and (Gain) loss on sale or impairment of long-lived assets for continuing operations are the following:

In the first quarter of 2008, LP recorded a net gain of $4.0 million associated with product related warranty reserves and insurance settlements associated with LP’s hardboard class action suit and other associated hardboard trim liabilities.

In the second quarter of 2008, LP recorded a loss of $24.3 million associated with product related contingency reserves in connection with LP’s settlement of a hardboard class action suit and a resultant gain of $8.7 million associated with expected reimbursed insurance settlements associated with these reserves; a loss of $48 million associated with LP’s settlement of a product related anti-trust litigation matter; a loss of $5.3 million associated with a facility explosion; and a loss of $1.2 million associated with a contractor default on a construction project.

In the third quarter of 2008, LP recorded a loss of $1.6 million for severance obligations associated with the indefinite curtailment of two of its OSB mills. Additionally, LP recorded an impairment charge of $9.8 million associated with a non-operating manufacturing complex in Quebec, Canada to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

In the fourth quarter of 2008, LP recorded a loss of $14.4 million associated with product related contingency reserves in connection with LP’s settlement of a hardboard class action suit; and $9.3 million associated with severance costs related to LP’s right sizing initiatives as well as indefinite mill curtailments. Additionally, LP recorded a gain of $5 million on the sale of certain corporate assets and recorded an additional loss of $4.0 million associated with a non-operating manufacturing complex in Quebec, Canada to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

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

In the fourth quarter of 2007, LP recorded a loss of $3.2 million to reduce the carrying value of a sawmill located in Quebec to its estimated sales price less selling costs and a loss of $7.8 million associated with a reserve associated with a litigation settlement.

See Notes 18 and 19 for further discussion on the other operating charges and credits, net and the gains and losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s consolidated financial statements and have issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.

The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2008 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as of January 1, 2008 with respect to the Company’s recurring financial assets and liabilities, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of December 31, 2008 for the measurement date provisions and as of December 31, 2006 for the recognition and disclosure provisions, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 on January 1, 2007, and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment on January 1, 2006.

DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 26, 2009

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement filed by LP for its 2008 annual meeting of stockholders (the “2008 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2008 Proxy Statement.

Information regarding each of LP’s executive officers as of February 26, 2009, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	57	Chief Executive Officer
Curtis M. Stevens	56	Executive Vice President, Administration and Chief Financial Officer
Richard S. Olszewski	52	Executive Vice President, Specialty Products and Sales
Jeffrey N. Wagner	54	Executive Vice President, OSB

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

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2009 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2009 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.

Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2009 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2009 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

A. Financial Statements and Financial Statement Schedules

The following financial statements of LP are included in this report:

Consolidated Balance Sheets—December 31, 2008, and 2007.
Consolidated Statements of Income—years ended December 31, 2008, 2007, and 2006.
Consolidated Statements of Cash Flows—years ended December 31, 2008, 2007, 2006.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Comprehensive Income—years ended December 31, 2008, 2007 and 2006.
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

Date: February 26, 2009	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 26, 2009	/s/ RICHARD W. FROST
Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)

February 26, 2009	/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer (Principal Financial Officer)

February 26, 2009	/s/ JEFFREY D. POLOWAY
Jeffrey D. Poloway Corporate Controller (Principal Accounting Officer)

February 26, 2009	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 26, 2009	/s/ COLIN D. WATSON
Colin D. Watson Director

February 26, 2009	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director

February 26, 2009	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 26, 2009	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

Date	Signature and Title

February 26, 2009	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

February 26, 2009	/s/ KURT M. LANDGRAF
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

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

3.2	Bylaws of LP, as amended and restated effective November 7, 2008. Incorporated herein by reference to Exhibit 3.2 to LP’s Current Report on Form 8-K dated November 7, 2008.

4.1	Rights Agreement, dated as of May 23, 2008, between LP and Computershare Trust Company, N.A., as Rights Agent, including the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B. Incorporated herein by reference to Exhibit 4.1 to LP’s Registration Statement on Form 8-A filed June 17, 2008.

4.3	Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A.). Incorporated herein by reference to Exhibit 4.2(a) to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.3(b)	Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.1	Credit Agreement, dated September 1, 2004, among LP, as borrower, Wachovia Bank National Association, Bank of America, N.A., and the other financial institutions that are parties thereto. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated September 2, 2004.

10.2	2001 LP Canada Credit Agreement, dated for reference November 30, 2001, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2(a)	Waiver and First Amendment, dated as of July 23, 2002, among LP, Louisiana-Pacific Canada Ltd. and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.7 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.2(b)	Second Amendment to 2001 LP Canada Credit Agreement, dated for reference November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2(b) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.2(c)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated November 27, 2002, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(c) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

10.2(d)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated January 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(d) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

10.2(e)	Letter Agreement amending 2001 LP Canada Credit Agreement, dated February 24, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(e) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

10.2(f)	Third Amendment to 2001 LP Canada Credit Agreement, dated for reference March 14, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated by reference to Exhibit 10.2(c) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.2(g)	Fourth Amendment to 2001 LP Canada Credit Agreement, dated June 27, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2(d) to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2(h)	Amended and Restated Credit Agreement, dated for reference September 15, 2003, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada. Incorporated herein by reference to Exhibit 10.2(e) to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.2(i)	Third Amended and Restated Credit Agreement, dated for reference December 20, 2004, among Louisiana-Pacific Canada Ltd., LP and Royal Bank of Canada incorporated by reference to Exhibit 10.2(i) to LP’s Annual Report on Form 10K for the fiscal year ended December 31, 2004.

10.6	Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC and the Purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.8	Settlement Agreement, dated May 3, 2000, among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hard board siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.

10.8(a)	Assignment, Assumption, Release and Indemnification Agreement, dated June 25, 2001, among LP, Louisiana-Pacific Canada Ltd., Abitibi-Price Corporation and Abitibi-Consolidated Inc. Incorporated herein by reference to Exhibit 10.12 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.9	1991 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.B to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.*

10.10	1992 Non-Employee Director Stock Option Plan (restated as of May 3, 2004) and Related Forms of Option Agreements. Incorporated herein by reference to Exhibit 10.10 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11	1997 Incentive Stock Award Plan, as restated as of November 3,2006. Incorporated herein by reference to Exhibit 10.11 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11(a)	Form of Award Agreement for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10.1 to LP Current Report on Form 8-K dated February 4, 2005.*

10.11(b)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.3 to LP Current Report on Form 8-K dated February 4, 2005.*

10.11(c)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock. Incorporated herein by reference to Exhibit 10.11(c) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007*

10.11(d)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.11(d) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.12	Annual Cash Incentive Award Plan, as amended and restated as of January 1, 2001. Incorporated herein by reference to Appendix E to LP’s Proxy Statement dated March 23, 2004.*

10.15	2000 Non-Employee Director Restricted Stock Plan, as amended and restated March 3, 2004. Incorporated herein by reference to Exhibit 10.15 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.18	Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.20	Form of Change of Control Employment Agreement between LP and each of Richard W. Frost, Curtis M. Stevens, Richard S. Olszeski and Mr. Jeffrey M. Wagner. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K.*

10.21	2004 Executive Deferred Compensation Plan, amended and restated effective January 1, 2005. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated August 30, 2004.*

10.23	Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003. Incorporated herein by reference to Exhibit 10.22 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.24	2008 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008. Incorporated herein by reference to Exhibit 10.24 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.28	Credit Agreement, dated January 16, 2007, between Louisiana-Pacific Canada Ltd., as Borrowers, Royal Bank of Canada, as lenders. Incorporated herein by reference to Exhibit 10.24 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

21	List of LP’s subsidiaries incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.