Form 10-Q
period 2009-03-31
LOUISIANA-PACIFIC CORP
filed 2009-05-06
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2009

Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

414 Union Street, Nashville, TN 37219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (615) 986-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filers” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Smaller reporting company ☐	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,733,946 shares of Common Stock, $1 par value, outstanding as of May 5, 2009.

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

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended March 31,
	2009	2008
Net sales	$204.6	$349.4

Operating costs and expenses:
Cost of sales	204.4	372.8
Depreciation, amortization and cost of timber harvested	19.1	26.6
Selling and administrative	27.3	40.1
(Gain) loss on sale or impairment of long-lived assets	0.1	(0.4)
Other operating credits and charges, net	(3.8)	(4.0)

Total operating costs and expenses	247.1	435.1

Loss from operations	(42.5)	(85.7)

Non-operating income (expense):
Foreign currency exchange gain (loss)	2.6	9.4
Gain on early debt extinguishment	0.6	—
Other than temporary investment impairment	(0.9)	(0.8)
Interest expense, net of capitalized interest	(11.8)	(11.2)
Investment income	5.2	12.8

Total non-operating income (expense)	(4.3)	10.2

Loss before taxes and equity in loss of unconsolidated affiliates	(46.8)	(75.5)
Benefit for income taxes	(19.2)	(35.9)
Equity in loss of unconsolidated affiliates	2.6	6.3

Loss from continuing operations	(30.2)	(45.9)

Discontinued operations:
Loss from discontinued operations before taxes	(0.7)	(0.8)
Benefit for income taxes	(0.3)	(0.3)

Loss from discontinued operations	(0.4)	(0.5)

Net loss	(30.6)	(46.4)
Less: Loss attributed to noncontrolling interest	(0.2)	—

Net loss attributed to LP	$(30.4)	$(46.4)

Net loss per share of common stock (basic and diluted):
Loss from continuing operations	$(0.29)	$(0.44)
Loss from discontinued operations	(0.01)	(0.01)

Net loss per share	$(0.30)	$(0.45)

Cash dividends per share of common stock	$—	$0.15

Average shares of stock outstanding - basic and diluted	102.8	102.9

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$279.9	$97.7
Short-term investments	7.8	21.4
Receivables, net	77.7	43.8
Income tax receivable	21.6	94.2
Inventories	188.9	187.3
Prepaid expenses and other current assets	3.9	9.9
Deferred income taxes	25.3	25.3
Current portion of notes receivable from asset sales	20.0	20.0
Current assets of discontinued operations	3.1	3.1

Total current assets	628.2	502.7
Timber and timberlands	54.1	55.6
Property, plant and equipment	2,331.5	2,324.6
Accumulated depreciation	(1,266.8)	(1,250.3)

Net property, plant and equipment	1,064.7	1,074.3
Notes receivable from asset sales	238.6	238.6
Long-term investments	12.7	19.3
Restricted cash	49.9	76.7
Investments in and advances to affiliates	187.6	186.9
Deferred debt costs	17.4	3.3
Other assets	25.2	26.3
Long-term assets of discontinued operations	5.0	5.0

Total assets	$2,283.4	$2,188.7

LIABILITIES AND EQUITY
Current portion of long-term debt	$11.3	$7.7
Current portion of limited recourse notes payable	20.0	20.0
Short-term notes payable	2.0	2.0
Accounts payable and accrued liabilities	115.9	121.5
Current portion of deferred tax liabilities	4.7	4.7
Current portion of contingency reserves	10.0	10.0

Total current liabilities	163.9	165.9
Long-term debt, excluding current portion:
Limited recourse notes payable	233.3	233.3
Other long-term debt	378.4	239.3

Total long-term debt, excluding current portion	611.7	472.6
Contingency reserves, excluding current portion	25.7	30.5
Other long-term liabilities	127.0	130.8
Deferred income taxes	166.4	187.9
Redeemable noncontrolling interest	18.8	18.7
Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	445.8	441.3
Retained earnings	988.9	1,019.5
Treasury stock	(287.1)	(297.3)
Accumulated comprehensive loss	(94.6)	(98.1)

Total stockholders’ equity	1,169.9	1,182.3

Total liabilities and equity	$2,283.4	$2,188.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30.6)	$(46.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	19.1	26.6
Loss of unconsolidated affiliates	2.6	6.3
Other operating charges and credits, net	0.7	1.8
(Gain) loss on sale or impairment of long-lived assets	—	(0.4)
Other than temporary investment impairment	0.9	0.8
Stock based compensation expense related to stock plans	1.8	2.2
Exchange (gain) loss on remeasurement	(5.4)	(7.8)
Net accretion on available for sale securities	—	(0.6)
Cash settlement of contingencies	(5.0)	(6.1)
Other adjustments	(1.1)	0.5
Pension expense (in excess of payments)	1.6	3.4
Increase in receivables	(34.3)	(27.7)
Decrease (increase) in income tax receivables	70.7	(34.7)
Decrease (increase) in inventories	1.2	(6.6)
Decrease in prepaid expenses	5.9	2.0
Decrease in accounts payable and accrued liabilities	(3.7)	(15.7)
Decrease in deferred income taxes	(22.1)	(6.2)

Net cash provided by (used in) operating activities	2.3	(108.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(3.9)	(36.8)
Investments in and advances to joint ventures	(3.7)	(4.7)
Cash paid for purchase of investments	—	(102.0)
Proceeds from sales of investments	19.6	91.1
(Increase) decrease in restricted cash under letters of credit	26.8	(8.0)
Other investing activities, net	0.5	1.0

Net cash provided by (used in) investing activities	39.3	(59.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long term debt	281.3	8.0
Repayment of long term debt	(126.6)	(0.1)
Payment of debt issuance fees	(14.5)	—
Net borrowings under revolving credit lines and short term notes payable	—	38.5
Payment of cash dividends	—	(15.4)

Net cash provided by financing activities	140.2	31.0

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.4	(3.4)

Net increase (decrease) in cash and cash equivalents	182.2	(140.4)
Cash and cash equivalents at beginning of period	97.7	352.1

Cash and cash equivalents at end of period	$279.9	$211.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	116.9	$116.9	13.6	$(297.3)	$441.3	$1,019.5	$(98.1)	$1,182.3	$18.7
Net Loss	—	—	—	—	—	(30.4)	—	(30.4)	(0.2)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.4)	10.2	(10.2)	—	—	—	—
Compensation expense associated with stock awards	—	—	—	—	2.0	—	—	2.0	—
Issuance of stock warrants in connection with debt	—	—	—	—	12.7	—	—	12.7	—
Adjustments to redemption value of noncontrolling interest	—	—	—	—	—	(0.2)	—	(0.2)	0.3
Other comprehensive income	—	—	—	—	—	—	3.5	3.5	—

Balance, March 31, 2009	116.9	$116.9	13.2	$(287.1)	$445.8	$988.9	$(94.6)	$1,169.9	$18.8

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	2009	2008
Net loss	$(30.6)	$(46.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2.5	7.2
Unrealized gain on derivative instruments	(0.2)	0.1
Unrealized gain (loss) on marketable securities	0.3	(8.1)
Defined benefit pension plans:
Amortization of prior service cost	—	0.2
Amortization of net loss	0.5	0.5

Other comprehensive income, net of tax	3.1	(0.1)

Comprehensive loss, net of tax	(27.5)	(46.5)
Comprehensive income attributable to noncontrolling interest	0.2	—
Foreign currency translation adjustments attributed to noncontrolling interest	0.4	—

Comprehensive loss, net of tax	$(26.9)	$(46.5)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. For those consolidated subsidiaries in which LP’s ownership interest is less than 100%, those outside shareholders’ interests are shown as noncontrolling interest. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2009, LP has stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $1.8 million for the quarter ended March 31, 2009.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. At March 31, 2009, 648,198 shares were available under the current stock award plans for stock-based awards. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant.

The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first quarter of the respective years noted:

	2009	2008
Expected stock price volatility	49.8%	30.0%
Expected dividend yield	—%	4.0%
Risk-free interest rate	1.7%	3.0%
Expected life of options	5.0 years	5.0 years
Weighted average fair value of options and SSARs granted	$0.97	$2.85

The following table summarizes stock options and stock settled stock appreciation rights outstanding as of March 31, 2009 as well as activity during the three month period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding options
Options outstanding at January 1, 2009	5,437	$18.79	6.76	$0.0
Options granted	1,880	$2.17
Options exercised	—	$—
Options cancelled	(686)	$18.94

Options outstanding at March 31, 2009	6,631	$14.07	8.12	$0.3

Vested and expected to vest at March 31, 2009	5,335	$14.97	7.89	$0.2

Options exercisable at March 31, 2009	2,828	$20.28	6.70	$0.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2009. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.

As of March 31, 2009, there was $7.6 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 2.3 years. LP recorded compensation expense related to these awards in the first quarter of 2009 of $1.1 million.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to selected senior executives as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first quarter of 2009 of $0.2 million. As of March 31, 2009, there was $1.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 2.6 years.

The following table summarizes incentive share awards outstanding as of March 31, 2009 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2009	193,987	1.3	$0.3
Incentive shares awards granted	455,967
Incentive share awards vested	(56,477)
Incentive share awards cancelled	(11,510)

Incentive share awards outstanding at March 31, 2009	581,967	2.6	$1.4

Vested and expected to vest at March 31, 2009	332,769	2.6	$0.8

Incentive share awards exercisable at March 31, 2009	0	0.0	$0.0

Restricted Stock

LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of March 31, 2009, there was $3.0 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 2.4 years.

The following table summarizes the restricted stock outstanding as of March 31, 2009 as well as activity during the three months then ended.

	Quarter Ended March 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted shares
Restricted stock awards outstanding at January 1, 2009	336,450	$19.61
Restricted stock awards granted	413,741	$2.17
Restrictions lapsing	(59,500)	$28.90
Restricted stock awards cancelled	(25,170)	$17.34

Restricted stock awards at March 31, 2009	665,521	$8.02

LP recorded compensation expense related to these awards in the first quarter of 2009 of $0.4 million.

LP annually grants to each director restricted stock or restricted stock units. As of March 31, 2009, LP has 49,149 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2009 related to these grants was $0.1 million.

NOTE 3 - INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of March 31, 2009 and December 31, 2008:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
U.S. treasury and government agency securities	$—	$—	$—	$—
Commercial paper	—	—	—	—
Corporate obligations	9.2	—	0.1	9.1
Auction rate securities	11.4	—	—	11.4

Total marketable securities	$20.6	$—	$0.1	$20.5

December 31, 2008
U.S. treasury and government agency securities	$—	$—	$—	$—
Commercial paper	—	—	—	—
Corporate obligations	28.9	—	0.5	28.4
Auction rate securities	12.3	—	—	12.3

Total marketable securities	$41.2	$—	$0.5	$40.7

As of March 31, 2009, LP had $11.4 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with the Company’s investment policy guidelines, the ARS investments held by the Company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at March 31, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of March 31, 2009, all but one of LP’s ARS securities continues to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security until the super senior tranche has been paid. The value of this investment as of March 31, 2009 was approximately $3,700 (par value $3.7 million).

The estimated market value of the company’s ARS holdings at March 31, 2009 was $11.4 million, which reflects a $140.4 million adjustment to the par value of $151.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP has recorded an other-than-temporary impairment of $0.9 million ($0.6 million after tax) in the first quarter of 2009 that was recorded as non-operating income (expense).

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

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

Assets measured at fair value on a recurring basis are summarized in the following table.

Dollar amounts in millions	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$20.5	$—	$9.1	$11.4
Trading securities	14.0	1.8	—	12.2

Total	$34.5	$1.8	$9.1	$23.6

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

Due to the lack of observable market quotes on LP’s auction rate securities (ARS) portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks that rely exclusively on Level 3 inputs. These inputs may include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Available for sale securities	Trading securities	Total
Balance at January 1, 2009	$12.3	$12.9	$25.2
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(0.9)	—	(0.9)
Included in investment income	—	(0.7)	(0.7)

Balance at March 31, 2009	$11.4	$12.2	$23.6

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at the reporting date	$(0.9)	$—	$(0.9)

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

	Quarter Ended March 31,
Dollar and share amounts in millions, except per share amounts	2009	2008
Numerator:
Income attributed to LP common shares:
Loss from continuing operations	$(30.0)	$(45.9)
Loss from discontinued operations	(0.4)	(0.5)

Net loss	$(30.4)	$(46.4)

Denominator:
Basic - weighted average common shares outstanding	102.8	102.9
Dilutive effect of stock plans	—	—

Diluted shares outstanding	102.8	102.9

Basic and diluted earnings per share:
Loss from continuing operations	$(0.29)	$(0.44)
Loss from discontinued operations	(0.01)	(0.01)

Net loss per share	$(0.30)	$(0.45)

Stock options, stock warrants and SSARs to purchase approximately 24.3 million shares at March 31, 2009 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations. Stock options and SSARs to purchase approximately 4.2 million shares at March 31, 2008 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.

NOTE 6 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	March 31, 2009	December 31, 2008
Trade receivables	$60.2	$27.4
Interest receivables	7.1	2.8
Other receivables	11.8	14.8
Allowance for doubtful accounts	(1.4)	(1.2)

Total	$77.7	$43.8

Other receivables at March 31, 2009 and December 31, 2008 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

NOTE 7 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2009	December 31, 2008
Logs	$40.1	$34.7
Other raw materials	22.3	23.9
Finished products	120.1	122.6
Supplies	8.2	7.9
LIFO reserve	(1.8)	(1.8)

Total	$188.9	$187.3

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	0.2	0.2
Finished products	2.8	2.8
Supplies	0.1	0.1

Total	$3.1	$3.1

NOTE 8 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At March 31, 2009 and 2008, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 are as follows:

Dollar amounts in millions	March 31, 2009	December 31, 2008
Inventories	$3.1	$3.1

Property, plant and equipment	11.9	11.9
Accumulated depreciation	(6.9)	(6.9)

Net, property, plant and equipment	5.0	5.0

Total assets of discontinued operations	$8.1	$8.1

NOTE 9 – INCOME TAXES

Accounting standards require that income tax expense for interim periods be determined by applying the estimated annual effective income tax rate, by income component attributed to LP, to year-to-date income or loss at the end of each quarter, then adding or subtracting the impact of any changes in reserve requirements or statutory tax rate changes, if any. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Losses and resulting income tax benefit for the respective periods are shown below.

	Quarter Ended March 31,
Dollars in millions	2009	2008
Continuing operations	$(49.4)	$(81.8)
Discontinued operations	(0.7)	(0.8)

	(50.1)	(82.6)
Total tax benefit	(19.5)	(36.2)

Net loss	$(30.6)	$(46.4)

For the first quarter of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates. For the first quarter of 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and deductible foreign income taxes.

The components and associated estimated effective income tax rates applied to the quarter ended March 31, 2009 and 2008 are as follows:

	Quarter Ended March 31,
	2009		2008
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(19.2)	39%	$(35.9)	44%
Discontinued operations	(0.3)	39%	(0.3)	39%

	$(19.5)	39%	$(36.2)	44%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Brazil and Chile. LP’s U.S. Federal income tax examinations for the years through 2006 have been effectively settled. LP remains subject to state and local income tax examinations for the tax years 2003 through 2007. LP’s Canadian returns have been audited and effectively settled through 2004. LP has utilized all of its available net operating loss carry back capacity in both the U.S. and Canada, therefore the 2009 tax losses will be utilized as deductible net operating loss carryovers in future tax periods.

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter ended March 31, 2009 and 2008 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2009	2008
Severance	$(0.5)	$—
Gain on insurance recovery	4.3	5.8
Insurance settlement	—	0.7
Additions to product related contigency reserves	—	(2.5)

	$3.8	$4.0

In the first quarter of 2009, LP recorded a net gain of $4.3 million associated with reimbursements of legal expenses associated with an environmental litigation and a loss $0.5 million associated with severance costs due to LP’s “right sizing” initiatives.

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

NOTE 11 – INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	March 31, 2009	December 31, 2008
Investments accounted for under the equity method	$143.1	$142.4
Investments accounted for under the cost method	44.5	44.5

Total	$187.6	$186.9

At March 31, 2009, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

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

LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended March 31, 2009 and 2008, LP sold $0.9 million and $1.6 million of products to AbitibiBowater-LP and purchased $5.0 million and $8.5 million of I-joist from AbitibiBowater-LP. LP also purchased $7.0 million and $13.4 million of OSB from Canfor-LP during the quarters ended March 31, 2009 and 2008.

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

Siding Matters

On October 15, 2002, a jury returned a verdict of $29.6 million against LP in a Minnesota State Court action entitled Lester Building Systems, a division of Butler Manufacturing Company, and Lester’s of Minnesota, Inc. v. Louisiana-Pacific Corporation and Canton Lumber Company. On December 13, 2002, the United States District Court for the District of Oregon, which maintains jurisdiction over a previously settled nationwide class action suit involving OSB siding manufactured by LP and installed prior to January 1, 1996, permanently enjoined the Minnesota state trial court from entering judgment against LP with respect to $11.2 million of the verdict that related to siding that was subject to the nationwide OSB siding settlement. LP satisfied this verdict, less the enjoined amount, during the second quarter of 2004. Lester’s appealed the District Court’s injunction to the Ninth Circuit Court of Appeals and, on October 24, 2005, the Court of Appeals vacated the District Court’s injunction. As a result of this decision, the injunction was lifted and the state court judgment of $11.2 million was entered on December 22, 2006. On February 5, 2008, the Minnesota State Court of Appeals reversed the $11.2 million judgment entered against LP on December 22, 2006. On March 5, 2009, the Minnesota State Supreme Court affirmed the Minnesota State Court of Appeals’ decision. LP believes the Minnesota State Supreme Court’s decision concludes the matter.

Antitrust Litigation

LP was named as one of a number of defendants in multiple class action complaints filed on or after February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania. These complaints were dismissed or consolidated into two complaints under one caption: In Re OSB Anti-Trust Litigation, Master File No. 06-CV-00826 (PD). The first complaint is a consolidated amended class action complaint filed on March 31, 2006 on behalf of plaintiffs who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the direct purchaser complaint). The second complaint is a consolidated amended class action complaint, filed on June 15, 2006, on behalf of plaintiffs who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the indirect purchaser complaint). The plaintiffs in both of the amended and consolidated complaints described above moved for and received class certification and sought damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and similar remedies under individual state anti-trust, competition and consumer protection laws. LP believed that the claims asserted were without merit, but after being ordered to settlement conference by the judge, LP decided that in order to limit the risks and costs associated with a prolonged trial schedule, it would settle the direct and indirect lawsuits. These settlements were accrued and paid in 2008.

As part of the class action process, individual purchasers are able to opt-out of the class action claims and pursue their own suit. On December 1, 2008, LP was named, in an opt-out suit, as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs in this opt-out case seek treble damages and attorneys fees in an unspecified amount alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1. LP believes these allegations are without merit.

Other Proceedings

LP is party to other legal proceedings. Based on the information currently available, LP believes that the resolution of such proceedings will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

NOTE 13 – LONG TERM DEBT

On March 10, 2009, LP issued and sold 375,000 Units consisting of (1) $375,000,000 principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of its common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The issuance and sale of the Units generated gross proceeds of $281.3 million, reflecting original issue discount of $93.7 million, of which $126.0 million was used to retire $126.6 million aggregate principal amount of LP’s 8.875% Senior Notes due 2010 and $14.5 million which was used to pay related transaction costs (including costs associated with LP’s new credit facility described below).

On March 10, 2009, LP entered into a new credit facility, which provides for a committed asset-based borrowing capacity of $100 million, with a sublimit for letters of credit. The term of the credit facility will end in September of 2012 unless our 8.875% Senior Notes due 2010 are not repaid, defeased or adequately reserved for by February 15, 2010, in which case the credit facility’s term will end on February 15, 2010. The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring LP to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that the excess of (1) the lesser of the commitments plus $20 million or the borrowing base minus (2) obligations outstanding under the credit facility plus certain of LP’s past due trade payables falls below $50 million. At March 31, 2009, LP had $87.6 million of unused commitments under the credit facility, resulting from the committed amount of $100 million less $12.4 million of outstanding letters of credit. Because LP’s fixed charge coverage ratio on March 31, 2009 was less than 1.1 to 1.0, LP was effectively precluded from utilizing $50 million of the credit available after giving effect to the borrowing base limitation. As of May 5, 2009, LP’s ability to borrow under the credit facility is conditioned upon there being a minimum of $70 million of borrowing availability. This condition will remain in place only until certain bank account control documents are completed. The deadline for such documents is June 8, 2009.

NOTE 14 – SELECTED SEGMENT DATA

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter Ended March 31,
Dollar amounts in millions	2009	2008	% change
Net sales:
OSB	$72.3	$159.0	(55)
Siding	73.8	107.1	(31)
Engineered Wood Products	30.0	60.5	(50)
Other	28.5	22.8	25

	$204.6	$349.4	(41)

Operating profit (loss):
OSB	$(24.2)	$(62.1)	61
Siding	2.1	0.3	600
Engineered Wood Products	(9.2)	(8.1)	(14)
Other	1.6	(2.3)	170
Other operating credits and charges, net	3.8	4.0	(5)
Gain (loss) on sale or impairment of long-lived assets	(0.1)	0.4	(125)
General corporate and other expenses, net	(19.1)	(24.2)	21
Foreign currency gains (losses)	2.6	9.4	(72)
Gain on early debt extinguishment	0.6	—
Other than temporary impairment of investments	(0.9)	(0.8)	(13)
Investment income	5.2	12.8	(59)
Interest expense, net of capitalized interest	(11.8)	(11.2)	(5)

Loss from operations before taxes	(49.4)	(81.8)	40
Benefit for income taxes	(19.2)	(35.9)

Loss from continuing operations	$(30.2)	$(45.9)	34

NOTE 15 – POTENTIAL IMPAIRMENTS

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

NOTE 16 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	March 31, 2009	December 31, 2008
Environmental reserves	$6.3	$6.5
Hardboard siding reserves	26.5	31.2
Other reserves	2.9	2.8

Total contingency reserves	35.7	40.5
Current portion of contingency reserves	(10.0)	(10.0)

Long-term portion of contingency reserves	$25.7	$30.5

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008. LP believes that the reserve balance for this settlement at March 31, 2009 will be adequate to cover future payments to claimants and related administrative costs.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first quarter of 2009 and 2008 are summarized in the following table.

Dollar amounts in millions	March 31, 2009	March 31, 2008
Beginning balance, December 31,	$31.2	$12.8
Accrued to expense	—	2.5
Payments made for claims	(4.0)	(2.8)
Payments made for administrative costs	(0.7)	(0.5)

Ending balance	$26.5	$12.0

NOTE 17 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended March 31, 2009 and 2008. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2009	2008
Service cost	$1.7	$2.5
Interest cost	4.1	4.5
Expected return on plan assets	(4.4)	(5.4)
Amortization of prior service cost	0.1	0.3
Amortization of net loss	1.0	0.7

Net periodic pension cost	$2.5	$2.6

Through March 31, 2009, LP recognized $2.5 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $7.4 million of pension expense in the remainder of 2009 for a total of $9.9 million.

Through March 31, 2009, LP made no significant pension contributions for all of LP’s defined benefit plans. LP presently anticipates making approximately $1.0 million of additional pension contributions for the plans during the remainder of 2009.

NOTE 18 – GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 23 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of LP’s guarantees and indemnifications.

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first quarter of 2009 and 2008 are summarized in the following table:

Dollar amounts in millions	March 31, 2009	March 31, 2008
Beginning balance, December 31,	$33.7	$26.2
Accrued to expense	0.6	0.4
Payments made	(1.8)	(1.5)

Total warranty reserves	32.5	25.1
Current portion of warranty reserves	(7.0)	(7.0)

Long-term portion of warranty reserves	$25.5	$18.1

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 19 – RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (FASB) finalized SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 were applied prospectively to LP’s fair value measurements and disclosures as of January 1, 2008 with respect to recurring financial assets and liabilities and January 1, 2009 with respect to nonrecurring nonfinancial assets and liabilities and did not have a material effect on the company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that under most circumstances noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective on a prospective basis for annual periods beginning after December 15, 2008, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. LP adopted this statement as of January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. LP adopted this statement as of January 1, 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. LP is currently evaluating the impact of adopting FSP FAS 132(R)-1 on its consolidated financial statement disclosures.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157- 4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP FAS 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP 157-4 would be effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. The Company is evaluating the impact the adoption of FSP FAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company is evaluating the impact the adoption of FSP FAS 107-1 and APB 28-1 will have on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009. The Company is evaluating the impact the adoption of FSP 115-2 and FAS 124-2 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and have a 75% ownership interest in a Brazilian facility.

To serve these markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. In the first quarter of 2009, the U.S. Department of Census reported that actual single and multi-family housing starts were about 49% lower than the first quarter of 2008. We believe that the reduced level of building is due to the increase in the inventory of homes for sale coupled with a much more restrictive mortgage market. Additionally, the current recession and related job losses, the reduction in home values and the large amount of variable rate mortgages that have reset at higher rates of interest has increased the number of foreclosures, which add to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced, foreclosure activity subsidies, the level of unemployment stabilizes and housing prices stop declining.

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008 is a discussion of our significant accounting policies and significant accounting estimates and judgments. The discussion of each of the policies and estimates outlines the specific accounting treatment related to each of these accounting areas.

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $1.8 million higher if the LIFO inventories were valued at average cost as of March 31, 2009.

Property, plant and equipment. We principally use the units of production method of depreciation for machinery and equipment. This method amortizes the cost of machinery and equipment over the estimated units that will be produced during its estimated useful life.

Significant Accounting Estimates And Judgments

Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2009, these significant accounting estimates and judgments include:

Auction Rate Securities: Auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, credit linked notes and bank trust-preferred notes. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction rate securities in current available-for-sale securities. As of March 31, 2009, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $11.4 million ($151.8 million, par value) of auction rate securities as long-term available-for-sale securities.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from issuing banks. In accordance with EITF 03-1 and FSP FAS 115-1 and 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2009, we excluded from our estimates approximately $1.2 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2009, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and foreign capital loss. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

Pension Plans. Most of our U.S. employees and some of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 15 of the Notes to the financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose continuing earnings before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. EBITDA from continuing operations is not a substitute for the GAAP measure of net income or operating cash flows or other GAAP measures of operating performance or liquidity.

We have included EBITDA from continuing operations in this report on Form 10-Q because we use it as an important supplemental measure of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants such as interest coverage and debt incurrence. It should be noted that companies calculate EBITDA differently and, therefore, as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, depreciation and amortization which are necessary to operate our business or which we otherwise incurred or experienced in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Quarter Ended March 31, 2009
Sales	$72.3	$73.8	$30.0	$28.5	$—	$204.6

Depreciation and amortization	7.2	4.7	3.0	3.2	1.0	19.1
Cost of sales and selling and administative	86.8	67.0	36.0	23.8	18.1	231.7
(Gain) loss on sale or impairment of long lived assets	—	—	—	—	0.1	0.1
Other operating credits and charges, net	—	—	—	—	(3.8)	(3.8)

Total operating costs	94.0	71.7	39.0	27.0	15.4	247.1

Income (loss) from operations	(21.7)	2.1	(9.0)	1.5	(15.4)	(42.5)
Total non-operating income (expense)					(4.3)	(4.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(21.7)	2.1	(9.0)	1.5	(19.7)	(46.8)
Provision (benefit) for income taxes					(19.2)	(19.2)
Equity in (income) loss of unconsolidated affiliates	2.5		0.2	(0.1)		2.6

Income (loss) from continuing operations	$(24.2)	$2.1	$(9.2)	$1.6	$(0.5)	$(30.2)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(24.2)	$2.1	$(9.2)	$1.6	$(0.5)	$(30.2)
Income tax expense	—	—	—	—	(19.2)	(19.2)
Interest expense, net of capitalized interest	—	—	—	—	11.8	11.8
Depreciation and amortization	7.2	4.7	3.0	3.2	1.0	19.1

EBITDA from continuing operations	$(17.0)	$6.8	$(6.2)	$4.8	$(6.9)	$(18.5)

Quarter Ended March 31, 2008
Sales	$159.0	$107.1	$60.5	$22.8	$—	$349.4

Depreciation and amortization	14.1	5.8	3.9	1.4	1.4	26.6
Cost of sales and selling and administative	201.7	101.0	64.4	23.0	22.8	412.9
(Gain) loss on sale or impairment of long lived assets					(0.4)	(0.4)
Other operating credits and charges, net					(4.0)	(4.0)

Total operating costs	215.8	106.8	68.3	24.4	19.8	435.1

Loss from operations	(56.8)	0.3	(7.8)	(1.6)	(19.8)	(85.7)
Total non-operating income (expense)					10.2	10.2
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(56.8)	0.3	(7.8)	(1.6)	(9.6)	(75.5)
Provision (benefit) for income taxes					(35.9)	(35.9)
Equity in (income) loss of unconsolidated affiliates	5.3		0.3	0.7		6.3

Income (loss) from continuing operations	$(62.1)	$0.3	$(8.1)	$(2.3)	$26.3	$(45.9)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(62.1)	$0.3	$(8.1)	$(2.3)	$26.3	$(45.9)
Income tax expense					(35.9)	(35.9)
Interest expense, net of capitalized interest					11.2	11.2
Depreciation and amortization	14.1	5.8	3.9	1.4	1.4	26.6

EBITDA from continuing operations	$(48.0)	$6.1	$(4.2)	$(0.9)	$3.0	$(44.0)

RESULTS OF OPERATIONS

(Dollar amounts in millions, except per share amounts)

Our net loss for the first quarter of 2009 was $30.4 million, or $0.30 per diluted share, on sales of $204.6 million, compared to a net loss for the first quarter of 2008 of $46.4 million, or $0.45 per diluted share, on sales of $349.4 million. For the first quarter of 2009, loss from continuing operations was $30.2 million, or $0.29 per diluted share, compared to a loss from continuing operations of $45.9 million, or $0.44 per diluted share, for the first quarter of 2008.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2009	2008	Change
Net sales	$72.3	$159.0	(55%)
Operating losses	$(24.2)	$(62.1)	61%
Depreciation, amortization and cost of timber harvested	$7.2	$14.1	49%
EBITDA from continuing operations	$(17.0)	$(48.0)	65%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 are as follows:

	Quarter Ended March 31, 2009 versus 2008
	Average Net Selling Price	Unit Shipments
Commodity OSB	14%	(59%)

OSB prices increased for the first quarter of 2009 as compared to the corresponding periods of 2008. The weakened price as compared to cycle average pricing is due to dramatically lower demand for housing. The increase in selling price favorably impacted net sales and operating losses by approximately $8 million for the quarter as compared to the corresponding period of 2008. As compared to the corresponding period of 2008, the decline in sales volume was primarily due dramatically reduced housing starts. To balance supply and demand, we indefinitely curtailed four of our twelve OSB mills as well as other production curtailments at our other mills.

Compared to the first quarter of 2008, the primary factors, along with the increased sales prices, for decreased operating losses were reductions on operating costs due to reduced sales volumes, lower prices on petroleum based products used in manufacturing and a decrease in our Canadian dollar denominated manufacturing costs. The Canadian dollar has weakened significantly since the first quarter 2008, which causes our Canadian production costs stated in U.S. dollars to decrease.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill.

Segment sales, profits, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2009	2008	Change
Net sales	$73.8	$107.1	(31%)
Operating profits	2.1	0.3	600%
Depreciation, amortization and cost of timber harvested	4.7	5.8	19%
EBITDA from continuing operations	6.8	6.1	11%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2009	2008	Change
SmartSide Siding	$51.5	$70.6	(27%)
Commodity OSB	7.1	9.3	(24%)
Canexel siding and other hardboard related products	15.2	27.2	(44%)

Total	$73.8	$107.1	(31%)

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 are as follows:

	Quarter Ended March 31, 2009 versus 2008
	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	(29%)
Commodity OSB	16%	(34%)
Canexel siding and other hardboard related products	(18%)	(31%)

For the first quarter of 2009 compared to the corresponding period in 2008, sales volumes declined significantly in both our SmartSide and Canexel siding lines due to dramatically reduced housing starts in both the US and Canada. Sales prices in our SmartSide siding product line for the quarter ended March 31, 2009 as compared to the corresponding periods of 2008 changed due to product mix with specific product prices remaining generally constant. In our Canexel product line, sales prices decreased in the first quarter as compared to the corresponding period of last year due to the impact of the weakening Canadian dollar as a majority of these sales are made in Canada.

Overall, the improvement in operating results for our siding segment for the first quarter of 2009 compared to the same period of 2008 was primarily due to improved manufacturing costs at one of our siding mills over the first quarter of 2008 which were partially offset by the significant reduction in sales volumes.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) (which began production in the first half of 2008) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater JV or under an exclusive sales arrangement.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2009	2008	Change
Net sales	$30.0	$60.5	(50%)
Operating losses	(9.2)	(8.1)	(14%)
Depreciation, amortization and cost of timber harvested	3.0	3.9	23%
EBITDA from continuing operations	(6.2)	(4.2)	(43%)

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2009	2008	Change
LVL/LSL	$14.4	$24.1	(40%)
I-Joist	9.7	20.7	(53%)
Related products	5.9	15.7	(62%)

Total	$30.0	$60.5	(50%)

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 are as follows:

	Quarter Ended March 31, 2009 versus 2008
	Average Net Selling Price	Unit Shipments
LVL/LSL	(14%)	(30%)
I-Joist	(5%)	(50%)

During the first quarter of 2009 compared to the corresponding period of 2008, we saw reductions in sales volumes in both LVL/LSL and I-Joist. These declines are attributed to significantly reduced housing starts. Net average selling prices declined as we continued to see price pressure caused by lower demand. Additionally, during the second half of 2008, we introduced LSL which is a lower priced substitute for certain applications where LVL can be used which along with price pressure resulted in lower prices for LVL/LSL. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.

For the first quarter of 2009 compared to the corresponding periods of 2008, the results of operations for EWP were lower primarily due to lower sales volume which increased our conversion costs and reductions in sales prices which were slightly offset by reductions in raw materials costs for veneer, OSB and lumber.

OTHER PRODUCTS

Our other products category includes our moulding business, South American operations, export sales and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, profits, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this category are as follows:

	Quarter Ended March 31,
	2009	2008	Change
Net sales	$28.5	$22.8	25%
Operating profits (losses)	1.6	(2.3)	170%
Depreciation, amortization and cost of timber harvested	3.2	1.4	(129%)
EBITDA from continuing operations	4.8	(0.9)	633%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2009	2008	Change
Moulding	$7.9	$8.8	(10%)
South American operations	18.8	12.0	57%
Other	1.8	2.0	(10%)

Total	$28.5	$22.8	25%

For the first quarter of 2009 compared to the corresponding period of 2008, sales in our moulding operations were lower due to reduced retail demand while our sales in South American operations increased as we continued to penetrate local South American markets through the addition of our Brazil facility in late 2008.

Overall, operating results associated with these activities were positively impacted by improvements in our South American operations, the performance on our U.S. Greenfiber joint venture and reductions in carrying costs of our nonoperating facilities.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2009 compared to the corresponding periods of 2008, general corporate expenses declined 21 percent and overall selling and administrative expenses declined 32 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decrease in the first quarter 2009 as compared to the corresponding period of 2008 resulted from right sizing activities that we began in the fourth quarter of 2008. This “right sizing” resulted in the elimination of approximately 200 salaried positions (included in both general corporate and other expenses as well as segment results), reduction in certain employee benefits, closure of a research and development facility and reduced expenditures for marketing and sales.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the first quarter of 2009 was significantly lower than in the corresponding periods of 2008 due to lower cash balances as well as lower interest rates. Capitalized interest was lower due to the completion of our LSL mill in the first quarter of 2008. Investment income was also impacted by losses on our SERP of $0.7 million for the first quarter of 2009 as compared to $0.8 million in the corresponding period of the previous year. Interest expense was lower than in the corresponding period of 2008 due to reduction of the interest associated with a term loan which was repaid in December of 2008 as well as a reversal of previously accrued interest associated with certain tax items. We anticipate that interest expense will significantly increase over the first quarter 2009 amounts due to the refinancing transaction that we completed late in the first quarter of 2009. Components of interest expense, net of investment income, are as follows:

	Quarter Ended March 31,
	2009	2008
Investment income	$5.2	$12.8
Interest expense	(11.8)	(13.8)
Capitalized interest	—	2.6

Total	$(6.6)	$1.6

DISCONTINUED OPERATIONS

Included in discontinued operations for the first quarter of 2009 and 2008 are the results of the operations of mills that have been or are to be divested. At March 31, 2009, we had one remaining decking facility classified as discontinued.

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

For the first quarter of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to LP’s foreign debt structure, state income taxes and the effect of foreign tax rates. For the first quarter of 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to LP’s foreign debt structure, state income taxes and deductible foreign income taxes.

The components and associated estimated effective income tax rates applied to the quarter ended March 31, 2009 and 2008 are as follows:

	Quarter Ended March 31,
	2009		2008
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(19.2)	39%	$(35.9)	44%
Discontinued operations	(0.3)	39%	(0.3)	39%

	$(19.5)	39%	$(36.2)	44%

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Brazil and Chile. Our U.S. income tax examinations for the years through 2006 have been effectively settled. We continue to be subject to state and local income tax examinations for the tax years 2003 through 2007. Our Canadian returns have been audited and effectively settled through 2004. We have utilized all of our available net operating loss carry back capacity in both the U.S. and Canada, therefore our 2009 tax losses will be utilized as deductible net operating loss carryovers in future tax periods.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). See Note 15 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We estimate that our net periodic pension cost for 2009 will be approximately $9.9 million. If a curtailment or settlement does occur in 2009, this estimate may change significantly. We estimate that we will contribute approximately $1 million to our defined benefit pension plans in 2009. At December 31, 2008, we had $101.9 million of net actuarial loss and $1.8 million of prior service cost included in accumulated other comprehensive loss. Of these amounts, we expect to recognize a net actuarial loss of $3.9 million and prior service cost of $0.4 million as components of net periodic pension cost in 2009, which will account for approximately 44% of our estimated 2009 net periodic pension cost.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2008, Note 20 to the Notes to the financial statements contained therein and Item 1, Legal Proceedings, in Part II of this report.

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 20 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and notes 11 and 14 of the Notes to the financial statements contained within this report.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2009	December 31, 2008
Completed claims received	71,200	66,800
Completed claims pending	2,600	3,500
Claims dismissed	12,600	12,100
Claims settled	56,000	51,200

The average payment amount for settled claims as of March 31, 2009 and December 31, 2008 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first quarter of 2009, we generated $2.3 million of cash from operating activities compared to a use of $108.6 million in the first quarter of 2008. The increase in cash provided from operating activities in the first quarter of 2009 resulted primarily from reduced operating losses as well as the receipt of approximately $70.7 million in income tax refunds.

INVESTING ACTIVITIES

During the first quarter of 2009, we generated approximately $39.3 million from investing activities. Capital expenditures in the first quarter of 2009 were $3.9 million. Additionally, we contributed $3.7 million to our joint ventures for working capital requirements. We also received $19.6 million in proceeds on the sale of investments with maturities in excess of 90 days. Additionally, included in accounts payable is $2.0 million related to capital expenditures that had not yet been paid as of March 31, 2009.

During the first quarter of 2008, we used approximately $59.4 million in investing activities. Capital expenditures in the first quarter were $36.8 million and related primarily to the costs associated with our LSL facility in Houlton, Maine. Additionally, we contributed $4.7 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $102.0 million to purchase investments with maturities in excess of 90 days and received $91.1 million on the sale of these types of investments. Additionally, included in accounts payable is $27.2 million related to capital expenditures that have not yet been paid as of March 31, 2008.

Capital expenditures for existing facilities and investments in existing joint ventures for 2009 are expected to total about $20 to $25 million.

FINANCING ACTIVITIES

In the first quarter of 2009, we issued and sold 375,000 Units consisting of (1) $375,000,000 principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of our common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The issuance and sale of the Units generated gross proceeds of $281.3 million, reflecting original issue discounts of $93.7 million, of which $126.0 million was used to retire $126.6 million aggregate principal amount of our 8.875% Senior Notes due 2010 and $14.5 million which was used to pay related transaction costs (including costs associated with our new credit facility described below).

In the first quarter of 2008, net cash provided by financing activities was $31 million. We borrowed $38.5 million under a credit facility to support general operating requirements in our Canadian locations and borrowed $8 million under a long term credit facility to fund our Chilean expansion. Additionally, in the first quarter of 2008, we paid cash dividends of $15.4 million.

CREDIT FACILITIES

During the first quarter of 2009, we entered into a new credit facility, which provides for a committed asset-based borrowing capacity of $100 million, with a sublimit for letters of credit. The term of the credit facility will end in September of 2012 unless our 8.875% Senior Notes due 2010 are not repaid, defeased or adequately reserved for by February 15, 2010, in which case the credit facility’s term will end on February 15, 2010. The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that the excess of (1) the lesser of the commitments plus $20 million or the borrowing base minus (2) obligations outstanding under the credit facility plus certain of our and our subsidiaries’ past due trade payables falls below $50 million. At March 31, 2009, we had $87.6 million of unused commitments under the credit facility, resulting from the committed amount of $100 million less $12.4 million of outstanding letters of credit. Because our fixed charge coverage ratio on March 31, 2009 was less than 1.1 to 1.0 we were effectively precluded from utilizing $50 million of the credit available after giving effect to the borrowing base limitation. As of May 5, 2009, our ability to borrow under the credit facility is conditioned upon there being a minimum of $70 million of borrowing availability hereunder. This condition will remain in place until certain bank account control documents are completed. The deadline for such documents is June 8, 2009.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ended in December 2008, with the final maturity in March 2015. The proceeds from the facility were used to fund construction of an additional OSB plant in Chile. At March 31, 2009, there was $39 million outstanding under this facility. Borrowings under the facility were secured. Additionally, LP Chile has an unsecured working capital facility with a Chilean bank. This facility matures in June 2009. At March 31, 2009, there was $2 million outstanding under this facility.

OTHER LIQUIDITY MATTERS

As of March 31, 2009, we had $11.4 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at March 31, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of March 31, 2009, all but one of our ARS securities continue to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security until the Super Senior tauche is paid. The value of this investment as of March 31, 2009 was approximately $3,700 (par value $3.7 million). The below table provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of March 31, 2009	Original cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003 -2004
Collaterized Debt Obligation	25.6	2003 -2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006

Total	$151.8

The estimated market value of our ARS holdings at March 31, 2009 was $11.4 million, which reflects a $140.4 million adjustment to the par value of $151.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value from issuing banks, we have recorded an other-than-temporary impairment of $0.9 million ($0.6 million after tax) in the first quarter of 2009 that was recorded as non-operating income (expense).

We review our marketable securities routinely for other-than-temporary impairment. The primary factors LP uses to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating), (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.

The following details our debt ratings as of April 30, 2009:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	B2	BB
Senior Secured Notes	Ba3	BBB-

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2009, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.5 million annually.

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 6.5 billion square feet (3/8” basis) or 5.5 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change our annual pre-tax profits or losses by approximately $5.5 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2009, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter ended March 31, 2009 and 2008.

	Quarter Ended March 31,
	2009	2008
Oriented strand board, million square feet 3/8" basis(1)	421	1,077
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	46	101
Wood-based siding, million square feet 3/8" basis	187	220
Engineered I-Joist, million lineal feet(1)	9	18
Laminated veneer lumber (LVL) and laminated strand lumber (LSL), thousand cubic feet(1)	667	1,423

(1)	Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16" Basis
Annual Average
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006	210
2007	146
2008	172
2008 1st Qtr. Avg.	138
2009 1st Qtr. Avg.	154

Source: Random Lengths

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 16 – Contingency Reserves” is incorporated herein by reference.

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market which are currently at above average levels, level of unemployment which has been increasing over the last year, longer-term interest rates, which in recent years have been at relatively low levels, the availability of mortgage financing, which has recently declined and mortgage foreclosure rates which are accelerating. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 35% of our sales in the first quarter of 2009, 45% of our sales in 2008 and 48% of our sales in 2007 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

We have not verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI, Random Lengths and the U.S. Census Bureau. We cannot guarantee the accuracy or completeness of this information, have not independently verified it and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information. Accordingly, you should not place undue reliance upon the third-party information presented in this report, particularly where such information is forecasted or otherwise forward-looking.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The information relating to unregistered sales of equity securities and use of proceeds otherwise required by this Item is set forth in our Current Report in Form 8-K filed with the Securities and Exchange Commission on March 9 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Fifth Supplemental Indenture, dated as of March 10, 2009, between Louisiana-Pacific Corporation and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to LP’s Current Report on Form 8K dated March 10, 2009.

4.2	Indenture, dated as of March 10, 2009, between Louisiana-Pacific Corporation and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.2 to LP’s Current Report on Form 8K dated March 10, 2009.

4.3	Warrant Agreement, dated as of March 10, 2009, between Louisiana-Pacific Corporation and Computershare Trust Company, N.A., as warrant agent. Incorporated by reference to Exhibit 4.3 to LP’s Current Report on Form 8K dated March 10, 2009.

4.4	Unit Agreement, dated as of March 10, 2009, between Louisiana-Pacific Corporation and Computershare Trust Company, N.A., as unit agent. Incorporated by reference to Exhibit 4.4 to LP’s Current Report on Form 8K dated March 10, 2009.

4.5	2017 Notes Registration Rights Agreement, dated as of March 10, 2009, by and among Louisiana-Pacific Corporation and Banc of America Securities LLC, Goldman, Sachs & Co. and RBC Capital Markets Corporation. Incorporated by reference to Exhibit 4.5 to LP’s Current Report on Form 8K dated March 10, 2009.

4.6	Warrant Registration Rights Agreement, dated as of March 10, 2009, by and among Louisiana-Pacific Corporation and Banc of America Securities LLC, Goldman, Sachs & Co. and RBC Capital Markets Corporation. Incorporated by reference to Exhibit 4.6 to LP’s Current Report on Form 8K dated March 10, 2009.

10.1	Loan and Security Agreement, dated March 10, 2009, among the Company, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 to LP’s Current Report on Form 8K dated March 10, 2009.

10.2	Canadian Security Agreement, dated March 10, 2009, among the Company, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to LP’s Current Report on Form 8K dated March 10, 2009. Incorporated by reference to Exhibit 10.2 to LP’s Current Report on Form 8K dated March 10, 2009.

10.3	Intercreditor Agreement, dated March 10, 2009, among the Company, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc. LPS Corporation and Bank of America, N.A. and The Bank of New York Mellon Trust Company, N.A Incorporated by reference to Exhibit 10.3 to LP’s Current Report on Form 8K dated March 10, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

LOUISIANA-PACIFIC CORPORATION

Date: May 6, 2009	BY:	RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: May 6, 2009	BY:	CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)