Form 10-Q
period 2009-06-30
LOUISIANA-PACIFIC CORP
filed 2009-08-05
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2009

Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

414 Union Street, Nashville, TN 37219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (615) 986-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filers” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Smaller reporting company  ☐        Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,782,204 shares of Common Stock, $1 par value, outstanding as of August 5, 2009.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, EURO, Brazilian real and the Chilean peso;

•	prolonged illiquidity in the market for auction rate securities held by us for investment;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond our control.

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

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$266.2	$387.0	$470.8	$736.4
Operating costs and expenses:
Cost of sales	253.3	375.0	457.7	747.8
Depreciation, amortization and cost of timber harvested	18.9	26.8	38.0	53.4
Selling and administrative	29.1	39.1	56.4	79.2
(Gain) loss on sale or impairment of long-lived assets	(1.0)	0.1	(0.9)	(0.3)
Other operating credits and charges, net	(1.9)	70.1	(5.7)	66.1

Total operating costs and expenses	298.4	511.1	545.5	946.2

Loss from operations	(32.2)	(124.1)	(74.7)	(209.8)

Non-operating income (expense):
Foreign currency exchange gain (loss)	6.7	(5.1)	9.3	4.3
Gain on early debt extinguishment	—	—	0.6	—
Other than temporary investment impairment	(0.8)	(1.7)	(1.7)	(2.5)
Interest expense, net of capitalized interest	(21.1)	(12.7)	(32.9)	(23.9)
Investment income	7.5	10.6	12.7	23.4

Total non-operating income (expense)	(7.7)	(8.9)	(12.0)	1.3

Loss before taxes and equity in loss of unconsolidated affiliates	(39.9)	(133.0)	(86.7)	(208.5)
Benefit for income taxes	(16.0)	(56.8)	(35.2)	(92.7)
Equity in loss of unconsolidated affiliates	3.4	3.2	6.0	9.5

Loss from continuing operations	(27.3)	(79.4)	(57.5)	(125.3)

Discontinued operations:
Loss from discontinued operations before income taxes	(3.7)	(2.3)	(4.4)	(3.1)
Income tax benefit	(1.4)	(0.9)	(1.7)	(1.2)

Loss from discontinued operations	(2.3)	(1.4)	(2.7)	(1.9)

Net loss	(29.6)	(80.8)	(60.2)	(127.2)
Less: Net loss attributed to noncontrolling interest	(0.3)	—	(0.5)	—

Net loss attributed to Louisiana-Pacific Corporation	$(29.3)	$(80.8)	$(59.7)	$(127.2)

Loss per share of common stock (basic and diluted):
Loss from continuing operations	$(0.26)	$(0.77)	$(0.55)	$(1.22)
Loss from discontinued operations	(0.02)	(0.02)	(0.03)	(0.02)

Net loss per share	$(0.28)	$(0.79)	$(0.58)	$(1.24)

Average shares of stock outstanding - basic and diluted	103.0	102.9	102.8	102.9

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$324.7	$97.7
Short-term investments	7.4	21.4
Receivables, net	76.7	43.8
Income tax receivable	16.3	94.2
Inventories	154.9	187.3
Prepaid expenses and other current assets	6.4	9.9
Deferred income taxes	25.3	25.3
Current portion of notes receivable from asset sales	135.1	20.0
Current assets of discontinued operations	3.1	3.1

Total current assets	749.9	502.7

Timber and timberlands	52.5	55.6

Property, plant and equipment	2,325.9	2,324.6
Accumulated depreciation	(1,268.6)	(1,250.3)

Net property, plant and equipment	1,057.3	1,074.3
Notes receivable from asset sales	123.5	238.6
Long-term investments	25.1	19.3
Restricted cash	39.1	76.7
Investments in and advances to affiliates	182.4	186.9
Deferred debt costs	17.6	3.3
Other assets	26.1	26.3
Long-term deferred tax asset	5.4	—
Long-term assets of discontinued operations	5.0	5.0

Total assets	$2,283.9	$2,188.7

LIABILITIES AND EQUITY
Current portion of long-term debt	$3.6	$7.7
Current portion of limited recourse notes payable	133.4	20.0
Short-term notes payable	—	2.0
Accounts payable and accrued liabilities	130.8	121.5
Current portion of deferred tax liabilities	4.7	4.7
Current portion of contingency reserves	10.0	10.0

Total current liabilities	282.5	165.9

Long-term debt, excluding current portion:
Limited recourse notes payable	119.9	233.3
Other long-term debt	380.1	239.3

Total long-term debt, excluding current portion	500.0	472.6

Contingency reserves, excluding current portion	25.7	30.5
Other long-term liabilities	128.8	130.8
Deferred income taxes	162.8	187.9

Redeemable noncontrolling interest	18.8	18.7

Stockholders’ equity:
Common stock	116.9	116.9
Additional paid-in capital	446.8	441.3
Retained earnings	959.2	1,019.5
Treasury stock	(286.1)	(297.3)
Accumulated comprehensive loss	(71.5)	(98.1)

Total stockholders’ equity	1,165.3	1,182.3

Total liabilities and equity	$2,283.9	$2,188.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29.6)	$(80.8)	$(60.2)	$(127.2)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation, amortization and cost of timber harvested	18.9	26.8	38.0	53.4
Loss of unconsolidated affiliates	3.4	3.2	6.0	9.5
Other operating charges and credits, net	2.1	70.4	2.8	72.2
(Gain) loss on sale or impairment of long-lived assets	(1.0)	0.1	(0.9)	(0.3)
Other than temporary investment impairment	0.8	1.7	1.7	2.5
Stock based compensation expense related to stock plans	2.2	2.7	4.0	4.9
Exchange (gain) loss on remeasurement	(1.6)	(1.3)	(7.0)	(9.1)
Cash settlement of contingencies	(4.0)	(3.5)	(9.0)	(9.6)
Other adjustments	3.9	1.7	2.6	1.6
Pension expense (in excess of payments)	2.2	2.8	3.8	6.2
Decrease (increase) in receivables	3.0	16.4	(31.3)	(11.3)
Decrease (increase) in income tax receivables	3.9	22.5	74.6	(12.2)
Decrease in inventories	37.3	17.6	38.5	11.0
Decrease (increase) in prepaid expenses	(1.3)	(3.6)	4.6	(1.6)
Increase (decrease) in accounts payable and accrued liabilities	15.4	9.0	11.7	(6.7)
Decrease in deferred income taxes	(14.9)	(32.2)	(37.0)	(38.4)

Net cash provided by (used in) operating activities	40.7	53.5	42.9	(55.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(0.8)	(39.1)	(4.7)	(75.9)
Purchase of a business	—	(44.6)	—	(44.6)
Investments in and advances to joint ventures	2.3	0.5	(1.4)	(4.2)
Proceeds from sale of assets	5.2	—	5.2	—
Receipt of proceeds from notes receivable	—	54.4	—	54.4
Cash paid for purchase of investments	—	(70.9)	—	(172.9)
Proceeds from sales of investments	1.9	118.2	21.5	209.3
(Increase) decrease in restricted cash under letters of credit	10.8	(4.0)	37.6	(12.0)
Other investing activities, net	(0.6)	0.1	—	1.1

Net cash provided by (used in) investing activities	18.8	14.6	58.2	(44.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long term debt	—	4.0	281.3	12.0
Repayment of long term debt	(9.7)	(53.5)	(136.3)	(53.6)
Payment of debt issuance fees	(1.0)	—	(15.5)	—
Net borrowings under revolving credit lines and short term notes payable	—	(50.3)	—	(11.8)
Payment of cash dividends	—	(15.6)	—	(31.0)

Net cash provided by (used in) financing activities	(10.7)	(115.4)	129.5	(84.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(4.0)	5.0	(3.6)	1.6

Net increase (decrease) in cash and cash equivalents	44.8	(42.3)	227.0	(182.7)
Cash and cash equivalents at beginning of period	279.9	211.7	97.7	352.1

Cash and cash equivalents at end of period	$324.7	$169.4	$324.7	$169.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

					Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	116.9	$116.9	13.6	$(297.3)	$441.3	$1,019.5	$(98.1)	$1,182.3	$18.7
Net loss	—	—	—	—	—	(59.7)	—	(59.7)	(0.5)
Issuance of shares for employee stock plans and other purchases and other transactions	—	—	(0.5)	11.2	(8.4)	—	—	2.8	—
Amortization of restricted stock grants	—	—	—	—	1.2	—	—	1.2	—
Issuance of stock warrant in connection with debt issuance	—	—	—	—	12.7	—	—	12.7	—
Adjustment to redemption value of noncontrolling interest	—	—	—	—	—	(0.6)	—	(0.6)	0.6
Other comprehensive income	—	—	—	—	—	—	26.6	26.6

Balance, June 30, 2009	116.9	$116.9	13.1	$(286.1)	$446.8	$959.2	$(71.5)	$1,165.3	$18.8

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(29.6)	$(80.8)	$(60.2)	$(127.2)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	13.9	(8.0)	16.4	(0.8)
Unrealized gain on derivative instruments	0.3	0.3	0.1	0.4
Unrealized gain (loss) on marketable securities	8.9	(7.6)	9.2	(15.7)
Defined benefit pension plans:
Amortization of prior service cost	—	0.2	—	0.4
Amortization of net loss	0.4	0.4	0.9	0.9

Other comprehensive income, net of tax	23.5	(14.7)	26.6	(14.8)

Comprehensive loss, net of tax	(6.1)	(95.5)	(33.6)	(142.0)

Comprehensive income attributable to noncontrolling interest	0.3	—	0.5	—
Foreign currency translation adjustments attributed to noncontrolling interest	2.6	—	3.0	—

Comprehensive loss, net of tax	$(3.2)	$(95.5)	$(30.1)	$(142.0)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. For those consolidated subsidiaries in which LP’s ownership interest is less than 100%, the outside shareholders’ interests are shown as noncontrolling interest. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – STOCK-BASED COMPENSATION

For the quarters ended June 30, 2009 and 2008, the total compensation expense related to LP’s stock-based compensation plans was $2.2 million and $2.7 million. For the six month periods ended June 30, 2009 and 2008, the total compensation expense related to all of LP’s stock-based compensation plans was $4.0 million and $4.9 million. At June 30, 2009, 7,576,489 shares were available under the current stock award plans for stock-based awards. For the six month period ended June 30, 2009, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 1.76%; an expected volatility factor for the market price of the Company’s common stock of 49.8% (based upon historical volatility over the expected life); a dividend yield of 0.0%; and an expected life of 5 years (based upon historical experience). For the six month period ended June 30, 2008, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 2.97%; an expected volatility factor for the market price of the Company’s common stock of 30.2% (based upon historical volatility over the expected life); a dividend yield of 3.9%; and an expected life of 5 years (based upon historical experience). The weighted-average fair value of each option or stock settled stock appreciation right (SSARs) granted during the six month period ended June 30, 2009 and June 30, 2008 was $1.00 and $2.85.

NOTE 3 – INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of June 30, 2009 and December 31, 2008:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009

Corporate obligations	$7.4	—	—	$7.4
Auction rate securities	10.6	14.5	—	25.1

Total marketable securities	$18.0	$14.5	$—	$32.5

December 31, 2008

Corporate obligations	$28.9	—	$0.5	$28.4
Auction rate securities	12.3	—	—	12.3

Total marketable securities	$41.2	$—	$0.5	$40.7

As of June 30, 2009, LP had $25.1 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Since the auctions began failing in August 2007, interest rates have been reset at stipulated rates. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with the Company’s investment policy guidelines, the ARS investments held by the Company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at June 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of June 30, 2009, all but one of LP’s ARS securities continue to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security unless and until a more Senior tranche is paid in full. The value of this investment as of June 30, 2009 was approximately $3,700 (par value $3.7 million).

The estimated market value of the Company’s ARS holdings at June 30, 2009 was $25.1 million, which reflects a $126.7 million adjustment to the par value of $151.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP recorded other-than-temporary impairments of $0.8 million ($0.5 million after tax) and $1.7 million ($1.1 million after tax) in the second quarter and first six months of 2009, respectively, that were recorded as non-operating income (expense). LP recorded an unrealized gain on its ARS of $14.5 million ($9.0 million after tax) in other comprehensive income during the second quarter of 2009.

LP reviews its marketable securities routinely for other-than-temporary impairment. The primary factors LP used to determine if an impairment charge must be recorded, because a decline in value of the security is other than temporary, include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating) and the underlying collateral, (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

Assets measured at fair value on a recurring basis are summarized in the following table.

Dollar amounts in millions	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$32.5	$—	$7.4	$25.1
Trading securities	15.8	2.0	—	13.8

Total	$48.3	$2.0	$7.4	$38.9

Available for sale securities measured at fair value are recorded in cash and cash equivalents, short-term investments, long-term investments and restricted cash on LP’s condensed consolidated balance sheets. Included in available for sale securities are money market funds, U.S. government agency securities, commercial paper, corporate debt obligations and auction rate securities.

The values of government agency securities, commercial paper and corporate obligations are determined by evaluations based on observable market information from broker or dealer quotations, which represent Level 2 inputs.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Available for sale securities	Trading securities	Total
Balance at January 1, 2009	$12.3	$12.9	$25.2
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(1.7)	—	(1.7)
Included in investment income	—	0.9	0.9
Included in other comprehensive income	14.5	—	14.5

Balance at June 30, 2009	$25.1	$13.8	$38.9

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at the reporting date	$(1.7)	$—	$(1.7)

NOTE 5 – EARNINGS PER SHARE

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, stock settled stock appreciation rights (SSARs), restricted stock units, warrants and restricted common stock.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares, warrants and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income attributed to LP common shares:
Loss from continuing operations	$(27.0)	$(79.4)	$(57.0)	$(125.3)
Loss from discontinued operations	(2.3)	(1.4)	(2.7)	(1.9)

Net loss	$(29.3)	$(80.8)	$(59.7)	$(127.2)

Denominator:
Basic - weighted average common shares outstanding	103.0	102.9	102.8	102.9
Dilutive effect of stock plans	—	—	—	—

Diluted shares outstanding	103.0	102.9	102.8	102.9

Basic and diluted earnings per share:
Loss from continuing operations	$(0.26)	$(0.77)	$(0.55)	$(1.22)
Loss from discontinued operations	(0.02)	(0.02)	(0.03)	(0.02)

Net loss per share	$(0.28)	$(0.79)	$(0.58)	$(1.24)

Stock options, warrants and SSARs to purchase approximately 25.0 million shares and 17.6 million shares for the quarter and six months ended June 30, 2009 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations. Stock options and SSARs to purchase approximately 4.8 million shares and 3.2 million shares for the quarter and six months ended June 30, 2008 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations.

NOTE 6 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	June 30, 2009	December 31, 2008
Trade receivables	$63.1	$27.4
Interest receivables	2.0	2.8
Other receivables	13.2	14.8
Allowance for doubtful accounts	(1.6)	(1.2)

Total	$76.7	$43.8

Other receivables at June 30, 2009 and December 31, 2008 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

NOTE 7 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2009	December 31, 2008
Logs	$20.6	$34.7
Other raw materials	18.4	23.9
Finished products	109.3	122.6
Supplies	8.4	7.9
LIFO reserve	(1.8)	(1.8)

Total	$154.9	$187.3

Inventory included in current assets of discontinued operations
Logs	$—	$—
Other raw materials	0.2	0.2
Finished products	2.8	2.8
Supplies	0.1	0.1

Total	$3.1	$3.1

NOTE 8 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At June 30, 2009 and 2008, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 are as follows:

Dollar amounts in millions	June 30, 2008	December 31, 2008
Inventories	$3.1	$3.1

Property, plant and equipment	11.9	11.9
Accumulated depreciation	(6.9)	(6.9)

Net, property, plant and equipment	5.0	5.0

Total assets of discontinued operations	$8.1	$8.1

NOTE 9 – INCOME TAXES

Accounting standards require that LP account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amount thereof that is more likely than not to be realized. The likelihood of realizing deferred tax assets is evaluated by, among other things, estimating future taxable income to which the deferred tax assets may be applied and assessing the impact of tax planning strategies.

For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate, by income component, to year-to-date income or loss at the end of each quarter, then adding or subtracting the impact of any changes in reserve requirements or statutory tax rate changes, if any. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Losses and resulting income tax benefits for the respective periods are shown below.

Dollars in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Continuing operations	$(43.3)	$(136.2)	$(92.7)	$(218.0)
Discontinued operations	(3.7)	(2.3)	(4.4)	(3.1)

	(47.0)	(138.5)	(97.1)	(221.1)
Total tax benefit	(17.4)	(57.7)	(36.9)	(93.9)

Net loss	$(29.6)	$(80.8)	$(60.2)	$(127.2)

For the second quarter and first six months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates. For the second quarter and first six months of 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure and state income taxes.

The components and associated estimated effective income tax rates applied to the quarter and six month periods ended June 30, 2009 and 2008 are as follows:

Dollars in millions	Quarter Ended June 30,
	2009		2008
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(16.0)	37%	$(56.8)	42%
Discontinued operations	(1.4)	38%	(0.9)	39%

	$(17.4)	37%	$(57.7)	42%

	Six Months Ended June 30,
	2009		2008
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(35.2)	38%	$(92.7)	43%
Discontinued operations	(1.7)	39%	(1.2)	39%

	$(36.9)	38%	$(93.9)	42%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Brazil and Chile. Federal income tax examinations for the years through 2006 have been effectively settled. LP remains subject to state and local tax examinations for the tax years 2003 through 2007. LP’s Canadian returns have been audited and effectively settled through 2004. LP has utilized all of its available net operating loss carry backs in both the U.S. and Canada, therefore any 2009 tax losses will result in deductible net operating loss carry forwards to future tax periods for which long-term deferred tax assets will be established.

As of June 30, 2009, LP expects that its Canadian long term deferred tax assets at the end of the year, including those associated with the carry forward of estimated 2009 net operating losses, will exceed its deferred tax liabilities. LP therefore has considered all sources of future taxable income, including future market growth, forecasted earnings and prudent, feasible and permissible tax planning strategies, and has determined that no valuation allowances will be required related to these expected net deferred tax assets. The annual tax rate applied in determining tax expense for the period ended June 30, 2009 therefore reflects no impact of such a valuation allowance.

If LP were to determine that it would not be able to realize a portion of an existing net deferred tax asset for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period in which such determination was made. Conversely, if it were to make a determination that it is more likely than not that an existing deferred tax asset for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded in the period in which such determination was made.

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and six month periods ended June 30, 2009 and 2008 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Severance	$—	$—	$(0.5)	$—
Anti-trust litigation settlement	—	(48.0)	—	(48.0)
Gain on insurance recovery	4.1	—	8.4	5.8
Insurance settlement	—	8.7	—	9.4
Loss on facility explosion		(5.3)		(5.3)
Additions to environmental contingency reserves, net	(2.6)	—	(2.6)	—
Additions to product related contigency reserves	—	(24.3)	—	(26.8)
Construction related legal reserves	0.4	(1.2)	0.4	(1.2)

	$1.9	$(70.1)	$5.7	$(66.1)

In the first quarter of 2009, LP recorded a net gain of $4.3 million associated with reimbursements of legal expenses associated with an environmental litigation matter and a loss $0.5 million associated with LP’s “right sizing” initiatives.

In the second quarter of 2009, LP recorded a further gain of $4.1 million associated with reimbursement of legal expenses associated with an environmental litigation matter, a net loss of $2.6 million associated with environmental reserves on two sites which LP no longer operates and a gain of $0.4 million associated with a contractor default on a construction project.

In the first quarter of 2008, LP recorded a net gain of $4.0 million associated with product related warranty reserves and insurance settlements associated with LP’s hardboard class action suit and other associated hardboard siding liabilities.

In the second quarter of 2008, LP recorded a loss of $24.3 million associated with product related contingency reserves in connection with LP’s settlement of a hardboard class action suit and a gain of $8.7 million associated with expected insurance recoveries associated with this suit; a loss of $48 million associated with LP’s settlement of a product related anti-trust litigation matter; a loss of $5.3 million associated with a facility explosion and a loss of $1.2 million associated with a contractor default on a construction project.

NOTE 11 – INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	June 30, 2009	December 31, 2008
Investments accounted for under the equity method	$137.9	$142.4
Investments accounted for under the cost method	44.5	44.5

Total	$182.4	$186.9

At June 30, 2009, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

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

LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended June 30, 2009 and 2008, LP sold $1.8 million and $2.0 million of products to AbitibiBowater-LP and purchased $9.3 million and $12.0 million of I-joist from AbitibiBowater-LP. LP also purchased $11.5 million and $28.7 million of OSB from Canfor-LP during the quarters ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, LP sold $2.7 million and $3.6 million of products to AbitibiBowater-LP and purchased $14.3 million and $20.5 million of I-joist from AbitibiBowater-LP. LP also purchased $18.5 million and $40.1 million of OSB from Canfor-LP for the six months ended June 30, 2009 and 2008.

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

As part of the class action process, individual purchasers are able to opt-out of the class action claims and pursue their own suit. On December 1, 2008, LP was named, in an opt-out suit, as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs in this opt-out case seek treble damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, together with costs and attorneys’ fees. LP believes these allegations are without merit and intends to vigorously defend this suit.

Although the complaint in this opt-out case does not specify the amount of damages sought, a damages model subsequently filed by the plaintiffs suggests that they may be seeking damages in a range from $149 million to $174 million (or $447 million to $524 million if trebled). LP has not increased its reserves for this opt-out case as a result of the filing of the damages model.

ARS litigation

On July 31, 2009, LP filed suit in the United States District Court for the Northern District of California captioned., Louisiana Pacific Corporation v. Money Market 1 Institutional Investment Dealer; Merrill Lynch & CO., Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; And Deutsche Bank Securities Inc. (Civil Action No. 09cv3529). This matter arose out of LP’s acquisition of certain ARS structured and underwritten by Merrill Lynch and Deutsche Bank with an approximate par value of $145.9 million. In the lawsuit, LP alleges that the defendants made misrepresentations and omissions of material facts in connection with the issuance of and the auctions for the ARS which constitute a violation of both state and federal securities laws, as well as common law fraud. LP seeks recovery of compensatory damages, rescission of the purchase of the securities at par value, consequential damages, punitive damages, attorneys’ fees and any other damages the court deems appropriate under the circumstances.

Other Proceedings

LP is party to other legal proceedings. Based on the information currently available, LP believes that the resolution of such proceedings will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

NOTE 13 – LONG TERM DEBT

On March 10, 2009, LP issued and sold 375,000 Units consisting of (1) $375,000,000 principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of its common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The issuance and sale of the Units generated gross proceeds of $281.3 million, reflecting original issue discount of $93.7 million, of which $126.0 million was used to retire $126.6 million aggregate principal amount of LP’s 8.875% Senior Notes due 2010 and $14.5 million was used to pay related transaction costs (including costs associated with LP’s new credit facility described below). The effective interest rate of this debt is 19.1% (or 19.7% including the warrants). An additional $1.0 million of debt issuance costs were paid in the second quarter of 2009.

On March 10, 2009, LP entered into a new credit facility, which provides for a committed asset-based borrowing capacity of up to $100 million, with a sublimit for letters of credit. The credit facility will end in September of 2012 unless we fail to repay, defease or reserve for our 8.875% Senior Notes totaling $73.3 million at June 30, 2009 due 2010 by February 15, 2010, as planned, in which case the credit facility’s term will end on February 15, 2010. The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring LP to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that the excess of (1) the lesser of the commitments plus $20 million or the borrowing base minus (2) obligations outstanding under the credit facility plus certain of LP’s past due trade payables falls below $50 million. At June 30, 2009, LP had $72.4 million of unused commitments under the credit facility, resulting from the borrowing base of $86.6 million less $14.2 million of outstanding letters of credit. Because LP’s fixed charge coverage ratio on June 30, 2009 was less than 1.1 to 1.0, LP was effectively precluded from utilizing $50 million of the credit available after giving effect to the borrowing base limitation.

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

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
OSB	$97.7	$170.2	$170.0	$329.2
Siding	102.7	123.6	176.4	230.7
Engineered Wood Products	35.9	65.3	65.8	125.8
Other	29.9	27.9	58.6	50.7

	$266.2	$387.0	$470.8	$736.4

Operating profit (loss):
OSB	$(18.5)	$(34.1)	$(42.6)	$(96.2)
Siding	6.5	8.8	8.7	9.1
Engineered Wood Products	(8.6)	(9.2)	(17.8)	(17.3)
Other	0.6	(0.4)	2.1	(2.8)
Other operating credits and charges, net	1.9	(70.1)	5.7	(66.1)
Gain (loss) on sales of and impairment of long-lived assets	1.0	(0.1)	0.9	0.3
General corporate and other expenses, net	(18.5)	(22.2)	(37.7)	(46.3)
Foreign currency gain (losses)	6.7	(5.1)	9.3	4.3
Gain on early debt extinguishment	—	—	0.6	—
Other than temporary investment impairment	(0.8)	(1.7)	(1.7)	(2.5)
Investment income	7.5	10.6	12.7	23.4
Interest expense, net of capitalized interest	(21.1)	(12.7)	(32.9)	(23.9)

Loss from operations before taxes	(43.3)	(136.2)	(92.7)	(218.0)
Benefit for income taxes	(16.0)	(56.8)	(35.2)	(92.7)

Loss from continuing operations	$(27.3)	$(79.4)	$(57.5)	$(125.3)

NOTE 15 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2009, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for the relevant products continue to remain at levels significantly below cycle average pricing or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

NOTE 16 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	June 30, 2009	December 31, 2008
Environmental reserves	$9.5	$6.5
Hardboard siding reserves	24.6	31.2
Other reserves	1.6	2.8

Total contingency reserves	35.7	40.5
Current portion of contingency reserves	(10.0)	(10.0)

Long-term portion of contingency reserves	$25.7	$30.5

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008. LP believes that the reserve balance for this settlement at June 30, 2009 will be adequate to cover future payments to claimants and related administrative costs.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first six months of 2009 and 2008 are summarized in the following table.

Dollar amounts in millions	June 30, 2009	June 30, 2008
Beginning balance, December 31,	$31.2	$12.8
Accrued to expense	0.9	18.3
Payments made for claims	(5.5)	(5.7)
Payments made for administrative costs	(2.0)	(0.9)

Ending balance	$24.6	$24.4

Environmental reserves

LP is involved in a number of environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes.

LP maintains a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. LP’s estimates of its environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. LP regularly monitors its estimated exposure to environmental loss contingencies and, as additional information becomes known, may change its estimates significantly. However, no estimate of the range of any such change can be made at this time.

LP’s estimates of its environmental loss contingencies do not reflect potential future recoveries from insurance carriers or previous owners of certain sites except to the extent that recovery may from time to time be deemed probable as a result of agreements to payment terms.

The activity in LP’s reserve for estimated environmental loss contingency reserves for the first six months of 2009 and 2008 are summarized in the following table.

Dollar amounts in millions	June 30, 2009	June 30, 2008
Beginning balance, December 31,	$6.5	$9.4
Adjusted to expense (income) during the period	3.3	—
Payments made	(0.3)	(1.0)

Ending balance	$9.5	$8.4

During the first six months of 2009 and 2008, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

NOTE 17 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the second quarter and six month period ended June 30, 2009 and 2008. The net periodic pension cost included the following components:

Dollar amounts in millions	Quarter Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Service cost	$1.7	$2.5	$3.4	$4.9
Interest cost	4.1	4.5	8.2	8.9
Expected return on plan assets	(4.4)	(5.4)	(8.8)	(10.5)
Amortization of prior service cost	0.1	0.3	0.2	0.6
Amortization of net loss	1.0	0.7	2.0	1.3

Net periodic pension cost	$2.5	$2.6	$5.0	$5.2

Through June 30, 2009, LP recognized $5.0 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $4.9 million of pension expense in the remainder of 2009 for a total of $9.9 million.

Through June 30, 2009, LP made no significant contributions to its defined benefit plans. LP presently anticipates making approximately $1.0 million of pension contributions to the plans during the remainder of 2009.

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the six months of 2009 and 2008 are summarized in the following table:

Dollar amounts in millions	June 30, 2009	June 30, 2008
Beginning balance, December 31,	$33.7	$26.2
Accrued to expense	4.6	2.8
Payments made	(3.8)	(2.4)

Total warranty reserves	34.5	26.6
Current portion of warranty reserves	(7.0)	(7.0)

Long-term portion of warranty reserves	$27.5	$19.6

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

During the third quarter of 2008, LP increased the warranty reserves relating to its discontinued composite decking products. The additional reserves reflect revised estimates of future claim payments based upon a significant increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, based upon further investigation, LP established a voluntary recall of these specific products. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for this product. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 12- Legal and Environmental Matters – Other Proceedings) and believes as of June 30, 2009 that the reserves associated with these matters are adequate.

During the second quarter of 2009, LP increased the warranty reserve related to its discontinued vinyl siding products based upon an increase in warranty claims related to a specific vinyl product. The additional reserves reflect revised estimates of future claims.

LP believes that the warranty reserve balance at June 30, 2009 will be adequate to cover future warranty payments. However, it is possible that additional charges may be required.

NOTE 19 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (FASB) finalized SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 were applied prospectively to LP’s fair value measurements and disclosures as of January 1, 2008 with respect to recurring financial assets and liabilities and January 1, 2009 with respect to nonrecurring nonfinancial assets and liabilities, and did not have a material effect on LP’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that under most circumstances noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective on a prospective basis for annual periods beginning after December 15, 2008, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. LP adopted this statement as of January 1, 2009, and it did not have a material impact on LP’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. LP adopted this statement as of January 1, 2009 and it did not have a material effect on LP’s consolidated financial statements.

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

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157- 4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP FAS 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. LP adopted this statement as of April 1, 2009, and it did not have a material effect on LP’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. LP adopted these statements in the second quarter of 2009.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim reporting periods ending after June 15, 2009. LP adopted these statements as of April 1, 2009 and they did not have a material effect on LP’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which sets forth the period for which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events after the balance sheet date in its financial statements and the disclosures required of events occurring after the balance sheet date. LP adopted this statement in the second quarter of 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-An Amendment of FASB No. 140”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R). Under SFAS No. 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes, and formerly qualifying special-purpose entities need to be evaluated for consolidation. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest. SFAS 166 and 167 are effective for the first annual reporting period beginning after November 15, 2009 (including interim periods within the first annual reporting period). LP is currently evaluating the impact of adopting SFAS 166 and 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” which will become the authoritative U.S. generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

NOTE 20 – SUBSEQUENT EVENTS

LP has evaluated events subsequent to June 30, 2009 through August 4, 2009. No events were noted which would require disclosure in the footnotes to the consolidated financial statements except for the ARS litigation described in Note 12 above.

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

To serve these markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. In the first six months of 2009, the U.S. Department of Census reported that actual single and multi-family housing starts were about 48% lower than the first six months of 2008. We believe that the reduced level of building is due to the increase in the inventory of homes for sale coupled with a much more restrictive mortgage market. Additionally, the current recession and related job losses, the reduction in home values and the large amount of variable rate mortgages that have reset at higher rates of interest has increased the number of foreclosures, which add to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced, foreclosure activity subsidies, the level of unemployment stabilizes and housing prices stop declining.

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

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $1.8 million higher if the LIFO inventories were valued at average cost as of June 30, 2009.

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

Auction Rate Securities: Auction rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, dividend-yielding preferred stock or other instruments. Liquidity for these auction rate securities historically was provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction rate securities in current available-for-sale securities. As of June 30, 2009, we had auction rate securities with a par value of $151.8 million that have experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. We have recorded cumulative other-than-temporary impairments aggregating $141.2 million on these securities through June 30, 2009. In addition, during the second quarter of 2009, we recorded gross unrealized gains through Other Comprehensive Income of $14.5 million. Auction rate securities with a fair value of $25.1 million are included in the accompanying consolidated financial statements under the caption “long-term investments”.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from issuing banks. In accordance with FSP FAS 115-2 and 124-2,”Recognition and Presentation of Other-Than-Temporary Impairments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and the underlying collateral, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2009, we excluded from our estimates approximately $1.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2009, we had established valuation allowances against certain deferred tax assets, primarily related to state and certain foreign carryovers of net operating losses, credits and foreign capital loss. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

We have included EBITDA from continuing operations in this report on Form 10-Q because we use it as an important supplemental measure of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants such as interest coverage and debt incurrence. It should be noted that companies calculate EBITDA differently and, therefore, our EBITDA measures may not be comparable to EBITDA reported by other companies. Our EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, depreciation and amortization which are necessary to operate our business or which we otherwise incurred or experienced in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Quarter Ended June 30, 2009
Sales	$97.7	$102.7	$35.9	$29.9	$—	$266.2

Depreciation and amortization	8.9	4.3	2.9	2.0	0.8	18.9
Cost of sales and selling and administative	105.1	91.9	41.4	26.3	17.7	282.4
(Gain) loss on sale or impairment of long lived assets	—	—	—	—	(1.0)	(1.0)
Other operating credits and charges, net	—	—	—	—	(1.9)	(1.9)

Total operating costs	114.0	96.2	44.3	28.3	15.6	298.4

Income (loss) from operations	(16.3)	6.5	(8.4)	1.6	(15.6)	(32.2)

Total non-operating income (expense)					(7.7)	(7.7)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(16.3)	6.5	(8.4)	1.6	(23.3)	(39.9)
Provision (benefit) for income taxes					(16.0)	(16.0)
Equity in (income) loss of unconsolidated affiliates	2.2		0.2	1.0		3.4

Income (loss) from continuing operations	$(18.5)	$6.5	$(8.6)	$0.6	$(7.3)	$(27.3)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(18.5)	$6.5	$(8.6)	$0.6	$(7.3)	$(27.3)
Income tax expense	—	—	—	—	(16.0)	(16.0)
Interest expense, net of capitalized interest	—	—	—	—	21.1	21.1
Depreciation and amortization	8.9	4.3	2.9	2.0	0.8	18.9

EBITDA from continuing operations	$(9.6)	$10.8	$(5.7)	$2.6	$(1.4)	$(3.3)

Quarter Ended June 30, 2008
Sales	$170.2	$123.6	$65.3	$27.9	$—	$387.0

Depreciation and amortization	13.2	5.6	3.7	2.9	1.4	26.8
Cost of sales and selling and administative	188.9	109.2	71.0	24.2	20.8	414.1
(Gain) loss on sale or impairment of long lived assets					0.1	0.1
Other operating credits and charges, net					70.1	70.1

Total operating costs	202.1	114.8	74.7	27.1	92.4	511.1

Loss from operations	(31.9)	8.8	(9.4)	0.8	(92.4)	(124.1)

Total non-operating income (expense)					(8.9)	(8.9)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(31.9)	8.8	(9.4)	0.8	(101.3)	(133.0)
Provision (benefit) for income taxes					(56.8)	(56.8)
Equity in (income) loss of unconsolidated affiliates	2.2		(0.2)	1.2		3.2

Income (loss) from continuing operations	$(34.1)	$8.8	$(9.2)	$(0.4)	$(44.5)	$(79.4)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(34.1)	$8.8	$(9.2)	$(0.4)	$(44.5)	$(79.4)
Income tax expense					(56.8)	(56.8)
Interest expense, net of capitalized interest					12.7	12.7
Depreciation and amortization	13.2	5.6	3.7	2.9	1.4	26.8

EBITDA from continuing operations	$(20.9)	$14.4	$(5.5)	$2.5	$(87.2)	$(96.7)

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Six months Ended June 30, 2009
Sales	$170.0	$176.4	$65.8	$58.6	$—	$470.8

Depreciation and amortization	16.0	9.0	5.9	5.1	2.0	38.0
Cost of sales and selling and administative	192.0	158.7	77.3	50.4	35.7	514.1
(Gain) loss on sale or impairment of long lived assets	—	—	—	—	(0.9)	(0.9)
Other operating credits and charges, net	—	—	—	—	(5.7)	(5.7)

Total operating costs	208.0	167.7	83.2	55.5	31.1	545.5

Income (loss) from operations	(38.0)	8.7	(17.4)	3.1	(31.1)	(74.7)

Total non-operating income (expense)					(12.0)	(12.0)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(38.0)	8.7	(17.4)	3.1	(43.1)	(86.7)
Provision (benefit) for income taxes					(35.2)	(35.2)
Equity in (income) loss of unconsolidated affiliates	4.6		0.4	1.0		6.0

Income (loss) from continuing operations	$(42.6)	$8.7	$(17.8)	$2.1	$(7.9)	$(57.5)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(42.6)	$8.7	$(17.8)	$2.1	$(7.9)	$(57.5)
Income tax expense	—	—	—	—	(35.2)	(35.2)
Interest expense, net of capitalized interest	—	—	—	—	32.9	32.9
Depreciation and amortization	16.0	9.0	5.9	5.1	2.0	38.0

EBITDA from continuing operations	$(26.6)	$17.7	$(11.9)	$7.2	$(8.2)	$(21.8)

Six months Ended June 30, 2008
Sales	$329.2	$230.7	$125.8	$50.7	$—	$736.4

Depreciation and amortization	27.3	11.4	7.6	4.1	3.0	53.4
Cost of sales and selling and administative	390.7	210.2	135.3	47.5	43.3	827.0
(Gain) loss on sale or impairment of long lived assets					(0.3)	(0.3)
Other operating credits and charges, net					66.1	66.1

Total operating costs	418.0	221.6	142.9	51.6	112.1	946.2

Loss from operations	(88.8)	9.1	(17.1)	(0.9)	(112.1)	(209.8)

Total non-operating income (expense)					1.3	1.3

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(88.8)	9.1	(17.1)	(0.9)	(110.8)	(208.5)
Provision (benefit) for income taxes					(92.7)	(92.7)
Equity in (income) loss of unconsolidated affiliates	7.4		0.2	1.9		9.5

Income (loss) from continuing operations	$(96.2)	$9.1	$(17.3)	$(2.8)	$(18.1)	$(125.3)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(96.2)	$9.1	$(17.3)	$(2.8)	$(18.1)	$(125.3)
Income tax expense					(92.7)	(92.7)
Interest expense, net of capitalized interest					23.9	23.9
Depreciation and amortization	27.3	11.4	7.6	4.1	3.0	53.4

EBITDA from continuing operations	$(68.9)	$20.5	$(9.7)	$1.3	$(83.9)	$(140.7)

RESULTS OF OPERATIONS

(Dollar amounts in millions, except per share amounts)

Our net loss for the second quarter of 2009 was $29.3 million, or $0.28 per diluted share, on sales of $266.2 million, compared to net loss for the second quarter of 2008 of $80.8 million, or $0.79 per diluted share, on sales of $387 million. For the second quarter of 2009, loss from continuing operations was $27.3 million, or $0.26 per diluted share, compared to loss from continuing operations of $79.4 million, or $0.77 per diluted share, for the second quarter of 2008.

Our net loss for the six months ended June 30, 2009 was $59.7 million, or $0.58 per diluted share, on sales of $470.8 million, compared to net loss for the six months ended June 30, 2008 of $127.2 million, or $1.24 per diluted share, on sales of $736.4 million. For the six months ended June 30, 2009, loss from continuing operations was $57.5 million, or $0.55 per diluted share, compared to loss from continuing operations of $125.3 million, or $1.22 per diluted share, for the six months ended June 30, 2008.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Net sales	$97.7	$170.2	(43)%	$170.0	$329.2	(48)%
Operating losses	(18.5)	(34.1)	46%	(42.6)	(96.2)	56%
Depreciation, amortization and cost of timber harvested	8.9	13.2	33%	16.0	27.3	41%
EBITDA from continuing operations	(9.6)	(20.9)	54%	(26.6)	(68.9)	61%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2009 compared to the quarter and nine months ended June 30, 2008 are as follows:

	Quarter Ended June 30, 2009 versus 2008		Six Months Ended June 30, 2009 versus 2008
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments
Commodity OSB	(9)%	(36)%	1%	(47)%

OSB prices declined for the second quarter of 2009 as compared to the corresponding period of 2008. The weakened price as compared to cycle average pricing is due to dramatically lower demand for housing. The decrease in selling price unfavorably impacted net sales and operating losses by approximately $9 million for the quarter as compared to the corresponding period of 2008. As compared to the corresponding period of 2008, the decline in sales volume was primarily due to lower demand caused by dramatically reduced housing starts. To balance our supply and demand, we indefinitely curtailed four of our twelve OSB mills as well as implementing other production curtailments at our other mills.

OSB prices remained relatively flat in the six month period ended June 30, 2009 as compared to the corresponding period of 2008. Sales volumes during this period were reduced due to the lower production as a result of the curtailments mentioned above.

Compared to the second quarter and first six months of 2008, the primary factors for decreased operating losses were reductions in operating costs due to reduced sales volumes, lower prices on petroleum based raw materials used in manufacturing and a decrease in our Canadian dollar denominated manufacturing costs. The Canadian dollar has weakened significantly since the second quarter and first six months of 2008, which causes our Canadian production costs stated in U.S. dollars to decrease.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill. In the second quarter of 2009, we ceased production of interior hardboard products.

Segment sales, profits, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Net sales	$102.7	$123.6	(17)%	$176.4	$230.7	(24)%
Operating profits	6.5	8.8	(26)%	8.7	9.1	(4)%
Depreciation, amortization and cost of timber harvested	4.3	5.6	23%	9.0	11.4	21%
EBITDA from continuing operations	10.8	14.4	(25)%	17.7	20.5	(14)%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
SmartSide Siding	$82.2	$97.7	(16)%	$133.6	$168.3	(21)%
Commodity OSB	7.1	7.7	(8)%	14.2	17.0	(16)%
Canexel siding and other hardboard related products	13.4	18.2	(26)%	28.6	45.4	(37)%

Total	$102.7	$123.6	(17)%	$176.4	$230.7	(24)%

Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2009 compared to the quarter and six month period ended June 30, 2009 are as follows:

	Quarter Ended June 30, 2009 versus 2008		Six Months Ended June 30, 2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	(14)%	3%	(20)%
Commodity OSB	(9)%	1%	4%	(19)%
Canexel siding and other hardboard related products	(13)%	(16)%	(16)%	(25)%

For both the second quarter and the six month period ended June 30, 2009 compared to the corresponding periods in 2008, sales volumes declined significantly in both our SmartSide and Canexel siding lines due to dramatically reduced housing starts in both the U.S. and Canada. Sales prices in our SmartSide siding product line for the quarter and six month period ended June 30, 2009 as compared to the corresponding periods of 2008 changed due to product mix with specific product prices remaining generally constant. In our Canexel product line, sales prices decreased in the second quarter and six month period ended June 30, 2009 as compared to the corresponding periods of 2008 due to the impact of the weakening Canadian dollar as a majority of these sales are made in Canada.

Overall, the reduction in operating results for our siding segment for the second quarter and first six months of 2009 compared to the corresponding periods of 2008 was primarily due to the significant reduction in sales volumes which were somewhat offset by improved manufacturing costs.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) (which began production in the first half of 2008) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater JV or under a sales arrangement.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Net sales	$35.9	$65.3	(45)%	$65.8	$125.8	(48)%
Operating losses	(8.6)	(9.2)	7%	(17.8)	(17.3)	(3)%
Depreciation, amortization and cost of timber harvested	2.9	3.7	22%	5.9	7.6	22%
EBITDA from continuing operations	(5.7)	(5.5)	(4)%	(11.9)	(9.7)	(23)%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
LVL/LSL	$17.4	$28.6	(39)%	$31.3	$52.7	(41)%
I-Joist	15.7	27.7	(43)%	25.4	48.4	(48)%
Related products	2.8	9.0	(69)%	9.1	24.7	(63)%

Total	$35.9	$65.3	(45)%	$65.8	$125.8	(48)%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2009 compared to the quarter and six months ended June 30, 2008 are as follows:

	Quarter Ended June 30, 2009 versus 2008		Six Months Ended June 30, 2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(8)%	(35)%	(11)%	(32)%
I-Joist	(7)%	(40)%	(6)%	(44)%

During both the second quarter and the six month period ended June 30, 2009 as compared to the corresponding periods of 2008, we saw reductions in sales volumes in both LVL/LSL and I-Joist. These declines are attributed to the significantly reduced level of housing starts. Net average selling prices declined as we continued to see price pressure caused by lower demand. Additionally, during the second half of 2008, we introduced LSL which is a lower priced substitute for certain applications where LVL can be used which along with price pressure resulted in lower prices for LVL/LSL. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.

For both the second quarter and the six month period ended June 30, 2009 compared to the corresponding periods of 2008, the results of operations for EWP were lower primarily due to lower sales volume which increased our conversion costs and reductions in sales prices which were slightly offset by reductions in raw materials costs for veneer, OSB and lumber.

OTHER PRODUCTS

Our other products category includes our moulding business, South American operations, export sales and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Net sales	$29.9	$27.9	7%	$58.6	$50.7	16%
Operating income (losses)	0.6	(0.4)	250%	2.1	(2.8)	175%
Depreciation, amortization and cost of timber harvested	2.0	2.9	31%	5.1	4.1	(24)%
EBITDA from continuing operations	2.6	2.5	4%	7.2	1.3	454%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Moulding	$7.3	$8.8	(17)%	$15.2	$17.6	(14)%
South American operations	20.6	16.1	28%	39.4	28.1	40%
Other	2.0	3.0	(33)%	4.0	5.0	(20)%

Total	$29.9	$27.9	7%	$58.6	$50.7	16%

For both the second quarter and first six months of 2009 compared to the corresponding period of 2008, sales in our moulding operations were lower due to reduced retail demand while our sales in South American operations increased as we continued to penetrate local South American markets through the addition of our Brazil facility in late 2008.

Overall, operating results associated with these activities were positively impacted by improvements in our South American operations, the performance of our U.S. Greenfiber joint venture and reductions in carrying costs of our nonoperating facilities.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For both the second quarter and first six months of 2009 compared to the corresponding periods of 2008, general corporate expenses and overall selling and administrative expenses declined. General corporate expenses declined 17 percent for the quarter and 19 percent for the six month period ended June 30, 2009 as compared to the same periods in the prior year. Overall selling and administrative expenses declined 26 percent for the quarter and 29 percent for the six month period ended June 30, 2009 as compared to the same periods in the prior year. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decrease in both the quarter and the six month period ended June 30, 2009 as compared to the corresponding periods of 2008 resulted from right sizing activities that we began in the fourth quarter of 2008. This “right sizing” resulted in the elimination of approximately 200 salaried positions (included in both general corporate and other expenses as well as segment results), reduction in certain employee benefits, closure of a research and development facility, elimination of our flight operations and reduced expenditures for marketing and sales.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the second quarter and for the first six months of 2009 was significantly lower than in the corresponding periods of 2008 due to lower cash balances as well as lower realized interest income rates. Interest expense for both the quarter and the six month period ended June 30, 2009 was higher than in the corresponding periods of 2008 due to the refinancing transaction that we completed late in the first quarter of 2009.

DISCONTINUED OPERATIONS

Included in discontinued operations for the second quarter of 2009 and the first six months of 2009 as well as the comparable periods in 2008 are the results of the operations of mills that have been or are to be divested. At June 30, 2009, we had one remaining decking facility classified as discontinued.

Included in the operating losses of discontinued operations for the second quarter of 2009 is an increase in our vinyl warranty reserves of $2.6 million based upon increases in recent warranty claim activity. In the second quarter of 2008, we recorded an increase in our decking warranty reserves of $2.0 million.

INCOME TAXES

Accounting standards require that we account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amount thereof that is more likely than not to be realized. The likelihood of realizing deferred tax assets is evaluated by, among other things, estimating future taxable income to which the deferred tax assets may be applied and assessing the impact of tax planning strategies.

For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate, by income component, to year-to-date income or loss at the end of each quarter, then adding or subtracting the impact of any changes in reserve requirements or statutory tax rate changes, if any. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Losses and resulting income tax benefits for the respective periods are shown below.

Dollars in millions
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Continuing operations	$(43.3)	$(136.2)	$(92.7)	$(218.0)
Discontinued operations	(3.7)	(2.3)	(4.4)	(3.1)

	(47.0)	(138.5)	(97.1)	(221.1)
Total tax benefit	(17.4)	(57.7)	(36.9)	(93.9)

Net loss	$(29.6)	$(80.8)	$(60.2)	$(127.2)

For the second quarter and first six months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to our foreign debt structure, state income taxes and the effect of foreign tax rates. For the second quarter and first six months of 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to our foreign debt structure, state income taxes and deductible foreign income taxes.

The components and associated estimated effective income tax rates applied to the quarter and six month periods ended June 30, 2009 and 2008 are as follows:

Dollars in millions	Quarter Ended June 30,
	2009		2008
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(16.0)	37%	$(56.8)	42%
Discontinued operations	(1.4)	38%	(0.9)	39%

	$(17.4)	37%	$(57.7)	42%

	Six Months Ended June 30,
	2009		2008
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(35.2)	38%	$(92.7)	43%
Discontinued operations	(1.7)	39%	(1.2)	39%

	$(36.9)	38%	$(93.9)	42%

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Brazil and Chile. Federal income tax examinations for the years through 2006 have been effectively settled. We remain subject to state and local tax examinations for the tax years 2003 through 2007. Our Canadian returns have been audited and effectively settled through 2004. We has utilized all of its available net operating loss carry backs in both the U.S. and Canada, therefore the 2009 tax losses will result in deductible net operating loss carry forwards to future tax periods for which long-term deferred tax assets will be established.

As of June 30, 2009, we expect that our Canadian long term deferred tax assets at the end of the year, including those associated with the carry forward of future net operating losses, will exceed its deferred tax liabilities. We therefore have considered all sources of future taxable income, including future market growth, forecasted earnings and prudent, feasible and permissible tax planning strategies, and determined that no valuation allowances will be required related to these expected net deferred tax assets. The annual tax rate applied in determining tax expense for the period ended June 30, 2009 therefore reflects no impact of such a valuation allowance.

If we were to determine that we would not be able to realize a portion of an existing net deferred tax asset for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period in which such determination was made. Conversely, if we were to make a determination that it is more likely than not that an existing deferred tax asset for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

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

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 20 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 16 of the Notes to the financial statements contained within this report.

Cumulative statistics under hardboard settlements are as follows:

	June 30, 2009	March 31, 2009	December 31, 2008
Completed claims received	75,000	71,200	66,800
Completed claims pending	700	2,600	3,500
Claims dismissed	13,400	12,600	12,100
Claims settled	60,900	56,000	51,200

The average payment amount for settled claims as of June 30, 2009 was $1,000 and March 31, 2009 and December 31, 2008 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first six months of 2009, we generated $42.9 million of cash from operating activities compared to a use of cash of $55.1 million in the first six months of 2008. The increase in cash provided from operating activities in the first six months of 2009 resulted primarily from reduced operating losses as well as the receipt of approximately $74.6 million in income tax refunds and reductions in inventory levels.

INVESTING ACTIVITIES

During the first six months of 2009, we generated approximately $58.2 million of cash from investing activities. Capital expenditures in the first six months of 2009 were $4.7 million. Additionally, we contributed $1.4 million to our joint ventures for working capital requirements. We also received $21.5 million in proceeds on the sale of investments with maturities in excess of 90 days. Additionally, included in accounts payable is $0.5 million related to capital expenditures that had not yet been paid as of June 30, 2009.

During the first six months of 2008, we used $44.8 million of cash in investing activities. Capital expenditures in the first six months were $75.9 million and related primarily to the costs associated with our LSL facility in Houlton,

Maine and $44.6 million to purchase an interest in an OSB mill in Brazil. Additionally, we contributed $4.2 million to our joint venture with Canfor Corporation for working capital requirements. We also used $172.9 million to purchase investments with maturities in excess of 90 days and received $209.3 million on the sale of these types of investments. We received $54.4 million in principal payments on our notes receivable from asset sales. Additionally, included in accounts payable is $10 million related to capital expenditures that had not yet been paid as of June 30, 2008.

Capital expenditures for existing facilities and investments in existing joint ventures for 2009 are expected to total about $20 to $25 million.

FINANCING ACTIVITIES

In the first quarter of 2009, we issued and sold 375,000 Units consisting of (1) $375,000,000 principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of our common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The issuance and sale of the Units generated gross proceeds of $281.3 million, reflecting original issue discounts of $93.7 million, of which $126.0 million was used to retire $126.6 million aggregate principal amount of our 8.875% Senior Notes due 2010 and $14.5 million was used to pay related transaction costs (including costs associated with our new credit facility described below). The effective interest rate of this debt is 19.1% (or 19.7% including the warrants). An additional $1.0 million of debt issuance costs were paid in the second quarter of 2009.

In the first six months of 2008, net cash used by financing activities was $84.4 million. We borrowed $40 million and repaid $52 million under a credit facility to support general operating requirements in our Canadian locations. Additionally, we borrowed $12 million under a long term credit facility to fund our Chilean expansion. We also repaid $54 million of our limited recourse notes payable. Additionally, in the first six months of 2008, we paid cash dividends of $31 million.

CREDIT FACILITIES

During the first quarter of 2009, we entered into a new credit facility, which provides for a committed asset-based borrowing capacity of up to $100 million, with a sublimit for letters of credit. The credit facility will end in September of 2012 unless we fail to repay, defease or reserve for our 8.875% Senior Notes totally $73.3 million at June 30, 2009 due 2010 by February 15, 2010 as planned, in which case the credit facility’s term will end on February 15, 2010. The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that the excess of (1) the lesser of the commitments plus $20 million or the borrowing base minus (2) obligations outstanding under the credit facility plus certain of our past due trade payables falls below $50 million. At June 30, 2009, we had $72.4 million of unused commitments under the credit facility, resulting from the borrowing base of $86.6 million less $14.2 million of outstanding letters of credit. Because our fixed charge coverage ratio on June 30, 2009 was less than 1.1 to 1.0 we were effectively precluded from utilizing $50 million of the credit available after giving effect to the borrowing base limitation.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ended in December 2008, with the final maturity in March 2015. The proceeds from the facility were used to fund construction of an additional OSB plant in Chile. At June 30, 2009, there was $39 million outstanding under this facility. Borrowings under the facility were secured.

OTHER LIQUIDITY MATTERS

As of June 30, 2009, we had $25.1 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Since the auctions began failing in August 2007, interest is reset at stipulated rates. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA or equivalent credit ratings (except for one corporate ARS rated AA) at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at June 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of June 30, 2009, all but one of our ARS securities continue to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security unless and until a more senior tranche is paid. The value of this investment as of June 30, 2009 was approximately $3,700 (par value $3.7 million). The below table provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of June 30, 2009	Original cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003 - 2004
Collaterized Debt Obligation	25.6	2003 -2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006

Total	$151.8

The estimated market value of our ARS holdings at June 30, 2009 was $25.1 million, which reflects a $126.7 million adjustment to the par value of $151.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value from issuing banks, we recorded other-than-temporary impairments of $1.7 million ($1.1 million after tax) in the first six months of 2009 that was recorded as non-operating income (expense). In addition, at June 30, 2009, the value of the Credit Linked Notes was determined to be higher than the value at March 31, 2009 by $14.5 million ($9.0 million after tax). This increase has been recorded in “Other comprehensive income” in the second quarter of 2009.

We review our marketable securities routinely for other-than-temporary impairment. The primary factors LP uses to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating) and the underlying collateral, (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.

The following details our debt ratings as of July 30, 2009:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	B2	BB
Senior Secured Notes	Ba3	BBB-

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2009, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2009, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.4 million annually.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2009, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and six month periods ended June 30, 2009 and 2008.

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Oriented strand board, million square feet 3/8” basis (1)	660	1,029	1,081	2,106
Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	54	54	100	167
Wood-based siding, million square feet 3/8” basis	159	227	346	439
Engineered I-Joist, million lineal feet (1)	16	22	26	41
Laminated veneer lumber (LVL) and Laminated strand lumber (LSL), thousand cubic feet	1,024	2,096	1,985	3,612

(1)	Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
2004	370
2005	320
2006	210
2007	146
2008	172
2008 1st Qtr. Avg.	138
2008 2nd Qtr. Avg.	174
2009 1st Qtr. Avg.	154
2009 2nd Qtr. Avg.	146

Source: Random Lengths

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, which are currently at above average levels, the level of unemployment, which has been increasing over the last year, longer-term interest rates, which in recent years have been at relatively low levels, the availability of mortgage financing, which has recently declined, and mortgage foreclosure rates which are accelerating. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity, could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 36% of our sales in the first six months of 2009, 45% of our sales in 2008 and 48% of our sales in 2007 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

The valuation of our investment in auction rate securities (ARS) is subject to uncertainties that are difficult to predict. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the failed auctions, the values of our ARS have been adversely affected. Factors that may further impact the valuation of our ARS include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flows.

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

We may be unable to service our indebtedness, to refinance our indebtness or to fund our other liquidity needs. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts for the first half of 2009 were approximately 48% lower than the same period of 2008. This reduced level of building has been caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Home building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of home purchases increases. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods and expect to continue to experience such losses and net cash uses pending improvement in the factors referred to above. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

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

LP held its annual meeting on May 7, 2009, at which the stockholders of LP voted on the following:

The election of three Class III directors for LP with terms expiring at the Annual Meeting of Stockholders in 2012, approve the modified performance goals under LP’s Amended and Restated Annual Cash Incentive Award Plan and approve the amendment and restatement of LP’s 1997 Incentive Stock Award Plan and ratification of independent auditors.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld
Archie W. Dunham	52,987,857	32,050,235
Daniel K. Frierson	53,104,492	31,926,600
Richard W. Frost	52,560,629	32,468,464

2. APPROVE THE MODIFIED PERFORMANCE GOALS UNDER LP’S AMENDED AND RESTATED ANNUAL CASH INCENTIVE AWARD PLAN

	FOR	AGAINST	ABSTAIN
SHARES	81,941,337	2,788,817	298,937

3. APPROVE THE AMENDMENT AND RESTATEMENT OF LP’S 1997 INCENTIVE STOCK AWARD PLAN

	FOR	AGAINST	ABSTAIN
SHARES	34,096,170	30,818,494	129,338

4. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN
SHARES	84,031,255	840,983	156,853

Item 5.	Other Information

None.

Item 6. Exhibits

3.3	Amended Certificate of Designations Of Series A Junior Participating Cumulative Preferred Stock

10.10	Louisiana-Pacific Corporation 1992 Non-Employee Director Stock Option Plan (Amended and Restated as of May 8, 2009)

10.15	Louisiana-Pacific Corporation 2000 Non-Employee Director Restricted Stock Plan Effective May 1, 2000 (Amended and Restated as of May 8, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

LOUISIANA-PACIFIC CORPORATION

Date: August 5, 2009	BY:	/s/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: August 5, 2009	BY:	/s/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer

(Principal Financial Officer)