Form 10-Q
period 2009-09-30
LOUISIANA-PACIFIC CORP
filed 2009-11-04
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,546,204 shares of Common Stock, $1 par value, outstanding as of November 3, 2009.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, EURO, Brazilian real and the Chilean peso;

•	prolonged illiquidity in the market for auction rate securities held by us for investment;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond our control.

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

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$308.8	$389.6	$779.6	$1,126.0

Operating costs and expenses:
Cost of sales	271.4	382.2	729.1	1,130.0
Depreciation, amortization and cost of timber harvested	22.2	27.0	60.2	80.4
Selling and administrative	26.1	36.6	82.5	115.8
(Gain) loss on sale or impairment of long-lived assets	(1.2)	9.8	(2.1)	9.5
Other operating credits and charges, net	(1.6)	1.6	(7.3)	67.7

Total operating costs and expenses	316.9	457.2	862.4	1,403.4

Loss from operations	(8.1)	(67.6)	(82.8)	(277.4)

Non-operating income (expense):
Foreign currency exchange gain	1.0	2.3	10.3	6.6
Gain (loss) on early debt extinguishment	(0.2)	—	0.4	—
Other than temporary investment impairment	(0.1)	(88.7)	(1.8)	(91.2)
Interest expense, net of capitalized interest	(20.4)	(12.4)	(53.3)	(36.3)
Investment income	7.4	8.1	20.1	31.5

Total non-operating expense	(12.3)	(90.7)	(24.3)	(89.4)

Loss before taxes and equity in loss of unconsolidated affiliates	(20.4)	(158.3)	(107.1)	(366.8)
Benefit for income taxes	(10.5)	(61.0)	(45.7)	(153.7)
Equity in loss of unconsolidated affiliates	2.8	3.1	8.8	12.6

Loss from continuing operations	(12.7)	(100.4)	(70.2)	(225.7)

Discontinued operations:
Loss from discontinued operations before income taxes	(0.4)	(17.4)	(4.8)	(20.5)
Income tax benefit	(0.2)	(6.7)	(1.9)	(7.9)

Loss from discontinued operations	(0.2)	(10.7)	(2.9)	(12.6)

Net loss	(12.9)	(111.1)	(73.1)	(238.3)
Less: Net loss attributed to noncontrolling interest	(0.4)	—	(0.8)	—

Net loss attributed to Louisiana-Pacific Corporation	$(12.5)	$(111.1)	$(72.3)	$(238.3)

Loss per share of common stock (basic and diluted):
Loss from continuing operations	$(0.12)	$(0.98)	$(0.67)	$(2.19)
Loss from discontinued operations	—	(0.10)	(0.03)	(0.13)

Net loss per share	$(0.12)	$(1.08)	$(0.70)	$(2.32)

Average shares of stock outstanding - basic and diluted	103.4	102.9	103.2	102.9

Amounts attributed to LP Corporation common shareholders:
Loss from continuing operations, net of tax	$(12.3)	$(100.4)	$(69.4)	$(225.7)
Loss from discontinued operations, net of tax	(0.2)	(10.7)	(2.9)	(12.6)

	$(12.5)	$(111.1)	$(72.3)	$(238.3)

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$439.8	$97.7
Short-term investments	6.0	21.4
Receivables, net	79.6	43.8
Income tax receivable	12.2	94.2
Inventories	151.7	187.3
Prepaid expenses and other current assets	7.7	9.9
Deferred income taxes	25.3	25.3
Current portion of notes receivable from asset sales	135.1	20.0
Current assets of discontinued operations	3.0	3.1

Total current assets	860.4	502.7
Timber and timberlands	50.4	55.6
Property, plant and equipment	2,325.8	2,324.6
Accumulated depreciation	(1,285.9)	(1,250.3)

Net property, plant and equipment	1,039.9	1,074.3
Notes receivable from asset sales	123.5	238.6
Long-term investments	42.3	19.3
Restricted cash	39.4	76.7
Investments in and advances to affiliates	178.2	186.9
Deferred debt costs	16.7	3.3
Other assets	27.1	26.3
Long-term assets of discontinued operations	5.0	5.0

Total assets	$2,382.9	$2,188.7

LIABILITIES AND EQUITY
Current portion of long-term debt	$162.6	$7.7
Current portion of limited recourse notes payable	133.4	20.0
Short-term notes payable	0.2	2.0
Accounts payable and accrued liabilities	116.9	121.5
Current portion of deferred tax liabilities	3.0	4.7
Current portion of contingency reserves	10.0	10.0

Total current liabilities	426.1	165.9
Long-term debt, excluding current portion:
Limited recourse notes payable	119.9	233.3
Other long-term debt	209.6	239.3

Total long-term debt, excluding current portion	329.5	472.6
Contingency reserves, excluding current portion	23.4	30.5
Other long-term liabilities	126.9	130.8
Deferred income taxes	150.7	187.9
Redeemable noncontrolling interest	20.9	18.7
Stockholders’ equity:
Common stock	138.7	116.9
Additional paid-in capital	562.9	441.3
Retained earnings	947.2	1,019.5
Treasury stock	(286.1)	(297.3)
Accumulated comprehensive loss	(57.3)	(98.1)

Total stockholders’ equity	1,305.4	1,182.3

Total liabilities and equity	$2,382.9	$2,188.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12.9)	$(111.1)	$(73.1)	$(238.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	22.2	27.0	60.2	80.4
Loss of unconsolidated affiliates	2.8	3.1	8.8	12.6
Other operating charges and credits, net	1.1	(43.9)	3.9	28.3
(Gain) loss on sale or impairment of long-lived assets	(1.1)	9.8	(2.1)	9.5
Other than temporary investment impairment	0.1	88.7	1.8	91.2
Stock based compensation expense related to stock plans	1.5	2.5	5.5	7.4
Exchange (gain) loss on remeasurement	2.3	(7.5)	(4.7)	(16.6)
Cash settlement of contingencies	(1.7)	(5.6)	(10.7)	(15.2)
Warranty reserves, net of payment	(0.9)	14.0	(0.9)	14.4
Other adjustments	(3.0)	2.0	(0.2)	3.2
Pension expense (in excess of payments)	2.9	2.0	6.7	8.2
Decrease (increase) in receivables	(1.8)	4.0	(33.1)	(7.3)
Decrease in income tax receivables	1.2	61.0	75.8	48.8
Decrease (increase) in inventories	4.5	(1.1)	43.0	9.9
Decrease (increase) in prepaid expenses	(2.1)	(3.1)	2.5	(4.7)
Increase (decrease) in accounts payable and accrued liabilities	(11.1)	(20.3)	0.6	(27.0)
Decrease in deferred income taxes	(13.8)	(57.0)	(50.8)	(95.4)

Net cash provided by (used in) operating activities	(9.8)	(35.5)	33.2	(90.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(2.0)	(12.4)	(6.7)	(88.3)
Purchase of a business	—	(0.8)	—	(45.4)
Investments in and advances to joint ventures	2.7	1.5	1.3	(2.7)
Proceeds from sale of assets	2.0	—	7.2	—
Receipt of proceeds from notes receivable	—	—	—	54.4
Cash paid for purchase of investments	—	(43.1)	—	(216.0)
Proceeds from sales of investments	1.4	77.9	22.9	287.2
(Increase) decrease in restricted cash under letters of credit	(0.4)	—	37.2	(12.0)
Other investing activities, net	0.2	—	0.1	1.1

Net cash provided by (used in) investing activities	3.9	23.1	62.0	(21.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long term debt	—	—	281.3	12.0
Repayment of long term debt	(13.3)	—	(149.6)	(53.6)
Payment of debt issuance fees	—	—	(15.5)	—
Net borrowings under revolving credit lines and short term notes payable	0.2	(4.3)	0.2	(16.1)
Sales of common stock	132.3	—	132.3	—
Payment of cash dividends	—	—	—	(31.0)

Net cash provided by (used in) financing activities	119.2	(4.3)	248.7	(88.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1.8	2.0	(1.8)	3.6

Net increase (decrease) in cash and cash equivalents	115.1	(14.7)	342.1	(197.4)
Cash and cash equivalents at beginning of period	324.7	169.4	97.7	352.1

Cash and cash equivalents at end of period	$439.8	$154.7	$439.8	$154.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	116.9	$116.9	13.6	$(297.3)	$441.3	$1,019.5	$(98.1)	$1,182.3	$18.7
Net loss	—	—	—	—	—	(72.3)	—	(72.3)	(0.8)
Isuuance of shares for public offering	20.7	20.7			111.6			132.3
Issuance of shares for employee stock plans and other purposes and warrants	1.1	1.1	(0.5)	11.2	(3.8)	—	—	8.5	—
Amortization of restricted stock grants	—	—	—	—	1.2	—	—	1.2	—
Issuance of stock warrants in connection with debt issuance	—	—	—	—	12.6	—	—	12.6	—
Other comprehensive income attributed to LP	—	—	—	—	—	—	40.8	40.8	3.0

Balance, September 30, 2009	138.7	$138.7	13.1	$(286.1)	$562.9	$947.2	$(57.3)	$1,305.4	$20.9

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(12.9)	$(111.1)	$(73.1)	$(238.3)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5.5	(10.3)	21.9	(11.3)
Unrealized gain on derivative instruments	0.7	0.1	0.8	0.5
Unrealized gain on marketable securities	10.6	34.5	19.8	18.8
Defined benefit pension plans:
Amortization of prior service cost	—	0.2	—	0.6
Amortization of net loss	0.4	0.5	1.3	1.4
Exchange gain on remeasurement	—	0.2	—	0.4

Other comprehensive income, net of tax	17.2	25.2	43.8	10.4

Comprehensive income (loss), net of tax	4.3	(85.9)	(29.3)	(227.9)
Net income attributable to noncontrolling interest	0.4	—	0.8	—
Foreign currency translation adjustments attributed to noncontrolling interest	(1.6)	—	(3.0)	—

Comprehensive income (loss) attributed to LP, net of tax	$3.1	$(85.9)	$(31.5)	$(227.9)

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

NOTE 2 – STOCK-BASED COMPENSATION

For the quarters ended September 30, 2009 and 2008, the total compensation expense related to LP’s stock-based compensation plans was $1.5 million and $2.5 million. For the nine month periods ended September 30, 2009 and 2008, the total compensation expense related to all of LP’s stock-based compensation plans was $5.5 million and $7.4 million. At September 30, 2009, 7,603,275 shares were available under the current stock award plans for stock-based awards. For the nine month period ended September 30, 2009, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 1.76%; an expected volatility factor for the market price of the Company’s common stock of 49.8% (based upon historical volatility over the expected life); a dividend yield of 0.0%; and an expected life of 5 years (based upon historical experience). For the nine month period ended September 30, 2008, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 2.97%; an expected volatility factor for the market price of the Company’s common stock of 30.2% (based upon historical volatility over the expected life); a dividend yield of 4.0%; and an expected life of 5 years (based upon historical experience). The weighted-average fair value of each option or stock settled stock appreciation right (SSARs) granted during the nine month period ended September 30, 2009 and September 30, 2008 was $1.00 and $2.85.

NOTE 3 – INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of September 30, 2009 and December 31, 2008:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Corporate obligations	$6.0	$—	$—	$6.0
Auction rate securities	10.6	31.7	—	42.3

Total marketable securities	$16.6	$31.7	$—	$48.3

December 31, 2008
Corporate obligations	$28.9	$—	$0.5	$28.4
Auction rate securities	12.3	—	—	12.3

Total marketable securities	$41.2	$—	$0.5	$40.7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2009, LP had $42.3 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Since the auctions began failing in August 2007, interest rates have been reset at stipulated rates. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

The ARS investments held by the Company all had ratings consistent with the Company’s investment policy guidelines at the time of purchase, the ARS investments held by the Company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA). With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at September 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of September 30, 2009, all but one of LP’s ARS securities continue to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security unless and until a more senior tranche is paid in full. This investment was fully written off as of September 30, 2009.

The estimated market value of the Company’s ARS holdings at September 30, 2009 was $42.3 million, which reflects a $109.5 million adjustment to the par value of $151.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP recorded other-than-temporary impairments of $0.1 million ($0.1 million after tax) and $1.8 million ($1.1 million after tax) in the third quarter and first nine months of 2009, respectively, that were recorded as non-operating income (expense). During the third quarter and first nine months of 2009, LP recorded an unrealized gain on its ARS of $17.3 million ($10.8 million after tax) and $31.8 million ($19.8 million after tax) in other comprehensive income.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, LP adopted guidance now codified as Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value (FV), provides guidance on how to measure FV under generally accepted accounting principles, and expands FV measurement disclosures. LP’s adoption of ASC 820 did not have a material impact on its consolidated financial position and results of operations.

ASC 820 defines FV as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a FV hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Under this standard, LP is required to classify these financial assets and liabilities into two groups: recurring – measured on a periodic basis and non-recurring – measured on an as needed basis.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets measured at fair value on a recurring basis are summarized in the following table.

Dollar amounts in millions	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$48.3	$—	$6.0	$42.3
Trading securities	2.2	2.2	—	—

Total	$50.5	$2.2	$6.0	$42.3

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Available for sale securities
Balance at January 1, 2009	$12.3
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(1.8)
Included in investment income	—
Included in other comprehensive income	31.8

Balance at September 30, 2009	$42.3

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at the reporting date	$(1.8)

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.

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

The Earnings Per Share Topic of the FASB ASC requires that employee equity share options, non-vested shares, warrants and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Dollar and share amounts in millions, except per share amounts	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income attributed to LP common shares:
Loss from continuing operations	$(12.3)	$(100.4)	$(69.4)	$(225.7)
Loss from discontinued operations	(0.2)	(10.7)	(2.9)	(12.6)

Net loss	$(12.5)	$(111.1)	$(72.3)	$(238.3)

Denominator:
Basic - weighted average common shares outstanding	103.4	102.9	103.2	102.9
Dilutive effect of stock plans	—	—	—	—

Diluted shares outstanding	103.4	102.9	103.2	102.9

Basic and diluted earnings per share:
Loss from continuing operations	$(0.12)	$(0.98)	$(0.67)	$(2.19)
Loss from discontinued operations	—	(0.10)	(0.03)	(0.13)

Net loss per share	$(0.12)	$(1.08)	$(0.70)	$(2.32)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options, warrants and SSARs to purchase approximately 19.6 million shares and 14.3 million shares for the third quarter and nine months ended September 30, 2009 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations. Stock options and SSARs to purchase approximately 5.3 million shares and 5.0 million shares for the third quarter and nine months ended September 30, 2008 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s net loss position in continuing operations.

NOTE 6 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	September 30, 2009	December 31, 2008
Trade receivables	$60.8	$27.4
Interest receivables	6.6	2.8
Other receivables	13.8	14.8
Allowance for doubtful accounts	(1.6)	(1.2)

Total	$79.6	$43.8

Other receivables at September 30, 2009 and December 31, 2008 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

NOTE 7 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2009	December 31, 2008
Logs	$16.0	$34.7
Other raw materials	21.5	23.9
Finished products	107.3	122.6
Supplies	8.7	7.9
LIFO reserve	(1.8)	(1.8)

Total	$151.7	$187.3

Inventory included in current assets of discontinued operations
Other raw materials	$0.2	$0.2
Finished products	2.7	2.8
Supplies	0.1	0.1

Total	$3.0	$3.1

NOTE 8 – BUSINESSES HELD FOR SALE AND DIVESTITURES

At September 30, 2009 and 2008, LP’s discontinued operations included its decking operations and residual charges from previously discontinued operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets of the discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 are as follows:

Dollar amounts in millions	September 30, 2009	December 31, 2008
Inventories	$3.0	$3.1

Property, plant and equipment	11.8	11.9
Accumulated depreciation	(6.8)	(6.9)

Net, property, plant and equipment	5.0	5.0

Total assets of discontinued operations	$8.0	$8.1

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

For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate, by income component, to year-to-date income or loss at the end of each quarter, then adding or subtracting the impact of changes in reserve requirements or statutory tax rates, if any. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Losses and resulting income tax benefits for the respective periods are shown below.

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2009	2008	2009	2008
Continuing operations	$(23.2)	$(161.4)	$(115.9)	$(379.4)
Discontinued operations	(0.4)	(17.4)	(4.8)	(20.5)

	(23.6)	(178.8)	(120.7)	(399.9)
Total tax benefit	(10.7)	(67.7)	(47.6)	(161.6)

Net loss	$(12.9)	$(111.1)	$(73.1)	$(238.3)

For the third quarter and first nine months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates. For the third quarter and first nine months of 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure and state income taxes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components and associated estimated effective income tax rates applied to the third quarter and nine month periods ended September 30, 2009 and 2008 are as follows:

	Quarter Ended September 30,
	2009		2008
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(10.5)	45%	$(61.0)	38%
Discontinued operations	(0.2)	38%	(6.7)	39%

	$(10.7)	45%	$(67.7)	38%

	Nine Months Ended September 30,
	2009		2008
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(45.7)	39%	$(153.7)	41%
Discontinued operations	(1.9)	39%	(7.9)	39%

	$(47.6)	39%	$(161.6)	40%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Brazil and Chile. Federal income tax examinations for the years through 2006 have been effectively settled. LP remains subject to state and local tax examinations for the tax years 2003 through 2007. LP’s Canadian returns have been audited and effectively settled through 2004. LP has utilized all of its available net operating loss carry backs in both the U.S. and Canada; therefore any 2009 tax losses will result in deductible net operating loss carry forwards to future tax periods for which long-term deferred tax assets will be established.

As of September 30, 2009, LP expects that its U.S. and Canadian long term deferred tax assets at the end of the year, including those associated with the carry forward of estimated 2009 net operating losses, will not exceed its deferred tax liabilities. LP has considered the timing and nature of the sources of future taxable income related to its deferred tax liabilities, and has determined that no valuation allowances will be required in relation to the expected deferred tax assets. The annual tax rate applied in determining tax expense for the period ended September 30, 2009 therefore reflects no impact of such a valuation allowance.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the third quarter and nine month periods ended September 30, 2009 and 2008 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2009	2008	2009	2008
Severance	$(0.4)	$(1.6)	$(0.9)	$(1.6)
Anti-trust litigation settlement	—	—	—	(48.0)
Gain on insurance recovery	2.0	—	10.4	5.8
Insurance settlement	—	—	—	9.4
Loss on facility explosion	—	—	—	(5.3)
Additions to environmental contingency reserves, net	—	—	(2.6)	—
Additions to product related contigency reserves	—	—	—	(26.8)
Construction related legal reserves	—	—	0.4	(1.2)

	$1.6	$(1.6)	$7.3	$(67.7)

In the first quarter of 2009, LP recorded a net gain of $4.3 million associated with reimbursements of legal expenses associated with an environmental litigation matter and a loss $0.5 million for severance obligations associated with LP’s “right sizing” initiatives.

In the second quarter of 2009, LP recorded a further gain of $4.1 million associated with reimbursement of legal expenses associated with an environmental litigation matter, a net loss of $2.6 million associated with environmental reserves for two sites which LP no longer operates and a gain of $0.4 million associated with a contractor default on a construction project.

In the third quarter of 2009, LP recorded $2.0 gain on an insurance recovery associated with a facility explosion that occurred in the second quarter of 2008 and a loss of $0.4 million for severance obligations associated with LP’s “right sizing” initiatives.

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

NOTE 11 – INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are either accounted for under the equity method or the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

Dollar amounts in millions	September 30, 2009	December 31, 2008
Investments accounted for under the equity method	$133.7	$142.4
Investments accounted for under the cost method	44.5	44.5

Total	$178.2	$186.9

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2009, LP’s significant equity method investees and its ownership interest and principal business activity in each investee, were as follows:

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

LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2009 and 2008, LP sold $2.1 million and $3.2 million of products to AbitibiBowater-LP and purchased $11.7 million and $17.6 million of I-joist from AbitibiBowater-LP. LP also purchased $17.8 million and $24.8 million of OSB from Canfor-LP during the quarters ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, LP sold $4.8 million and $6.6 million of products to AbitibiBowater-LP and purchased $26.0 million and $35.3 million of I-joist from AbitibiBowater-LP. LP also purchased $36.3 million and $66.9 million of OSB from Canfor-LP for the nine months ended September 30, 2009 and 2008.

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

Antitrust Litigation

LP was named as one of a number of defendants in multiple class action complaints filed on or after February 26, 2006 in the United States District Court for the Eastern District of Pennsylvania. These complaints were dismissed or consolidated into two complaints under one caption: In Re OSB Anti-Trust Litigation, Master File No. 06-CV-

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

00826 (PD). The first complaint is a consolidated amended class action complaint filed on March 31, 2006 on behalf of plaintiffs who directly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the direct purchaser complaint). The second complaint is a consolidated amended class action complaint, filed on June 15, 2006, on behalf of plaintiffs who indirectly purchased OSB from the defendants from May 1, 2002 through the date the complaint was filed (the indirect purchaser complaint). The plaintiffs in both amended and consolidated complaints described above moved for and received class certification and sought damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB is sold in the United States, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and similar remedies under individual state anti-trust, competition and consumer protection laws. LP believed that the claims asserted were without merit, but after being ordered to settlement conference by the judge, LP decided that in order to limit the risks and costs associated with a prolonged trial schedule; it would settle the direct and indirect lawsuits. These settlements were accrued and paid in 2008.

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

Although the complaint in this opt-out case does not specify the amount of damages sought, a damages model subsequently filed by the plaintiffs suggests that they may be seeking damages in a range from $149 million to $174 million (or $447 million to $524 million if trebled). LP has not increased its reserves for this opt-out case as a result of the filing of the damages model and believes that its reserves are adequate.

ARS litigation

On July 31, 2009, LP filed suit the In The United States District Court For The Northern District Of California captioned., Louisiana Pacific Corporation v. Money Market 1 Institutional Investment Dealer; Merrill Lynch & CO., Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; And Deutsche Bank Securities Inc. (Civil Action No.09cv3529). This matter arose out of LP’s acquisition of certain ARS structured and underwritten by Merrill Lynch and Deutsche Bank with an approximate par value of $145.9 million. In the lawsuit, LP alleges that the defendants made misrepresentations and omissions of material facts in connection with the issuance of and the auctions for the ARS which constitute a violation of both state and federal securities laws, as well as common law fraud. LP seeks recovery of compensatory damages, rescission of the purchase of the securities at par value, consequential damages, punitive damages, attorneys’ fees and any other damages the court deems appropriate under the circumstances.

Other Proceedings

LP is party to other legal proceedings. Based on the information currently available, LP believes that the resolution of such proceedings will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

NOTE 13 – LONG TERM DEBT

On March 10, 2009, LP issued and sold 375,000 Units consisting of (1) $375,000,000 principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of its common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The units were issued at a discount to the face principal amount resulting in aggregate gross proceeds of $281.3 million. The warrants were valued using a Black-Scholes option pricing model with a resulting an initial allocation of the aggregate proceeds from the Units attributable to the warrants of $12.7 million. The following assumptions were utilized to value the warrants: expected life of 8 years; expected volatility of 53%; and risk free rate of 2.6%. The effective interest rate of this debt is 19.1% (or 19.7% including the warrants). Simultaneous with the closing of the unit transaction, LP used a portion of the proceeds to retire $126.6 million aggregate principal

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of LP’s 8.875% Senior Notes due 2010 for $126.0 million. Transaction costs associated with this offering were $15.5 million (including costs associated with LP’s new credit facility described below) and are included as deferred debt costs on LP Balance Sheet. The agreements governing our debt restrict our ability to pay dividends on our common stock. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. The fair market value of this debt as of September 30, 2009 based upon market information was $380.6 million as compared to a book value of $272.4 million.

Under the terms of the indenture related to the 13% Senior Secured Notes due 2017, LP is permitted, with the net proceeds of certain equity offerings, to redeem up to 35% of the aggregate principal amount at maturity of the outstanding Notes at a redemption price equal to 113% of their accreted value, plus accrued and unpaid interest. On September 30, 2009 (in connection with the completion of the offering of common stock discussed at Note 14), LP issued an irrevocable notice to the holders of the Notes of such a redemption. On October 30, 2009, LP redeemed 35% of the outstanding Notes ($131.3 million principal amount at maturity) at a price of $858.14 per $1,000 of principal amount at maturity or $112.6 million, plus accrued and unpaid interest. In connection with this transaction, LP will record a non-cash charge of approximately $20.9 million associated with the loss on early debt extinguishment and write off of a portion of the original transaction costs.

On March 10, 2009, LP entered into a new credit facility, which provides for a committed asset-based borrowing capacity of up to $100 million, with a sublimit for letters of credit. The credit facility will end in September of 2012 unless we fail to repay, defease or reserve for our 8.875% Senior Notes due in 2010 of which $60.2 million remains outstanding at September 30, 2009 by February 15, 2010, as planned, in which case the credit facility’s term will end on February 15, 2010. The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring LP to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that the excess of (1) the lesser of the commitments plus $20 million or the borrowing base minus (2) obligations outstanding under the credit facility plus certain of LP’s past due trade payables falls below $50 million. At September 30, 2009, LP had $68.8 million of unused commitments under the credit facility, resulting from the borrowing base of $83.2 million less $14.4 million of outstanding letters of credit. Because LP’s fixed charge coverage ratio on September 30, 2009 was less than 1.1 to 1.0, LP was effectively precluded from utilizing $50 million of the credit available after giving effect to the borrowing base limitation.

During the third quarter of 2009, LP paid $13.5 million to retire $13.3 million principal amount of LP’s 8.875% Senior Notes due 2010. As of September 30, 2009, based upon market information, the fair value of the $60.2 million of these notes which remain outstanding was $62.0 million.

NOTE 14 – COMMON STOCK

On September 29, 2009, LP completed a public offering of 20,700,000 shares of common stock, which included the exercise of the overallotment option of 2,700,000 shares, at a price of $6.75, raising $139.7 million before offering costs. In connection with the offering, LP paid $7.0 million in underwriting discounts and commissions and approximately $0.4 million in expenses.

As part of the unit issuance described in Note 13 above, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the third quarter of 2009, warrant exercises resulted in the issuance of 1,064,396 million shares. At September 30, 2009 the remaining outstanding warrants were exercisable to purchase approximately 17,071,453 shares at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 – SELECTED SEGMENT DATA

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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2009	2008	2009	2008
Net sales:
OSB	$122.5	$183.3	$292.5	$512.5
Siding	111.3	117.0	287.7	347.7
Engineered Wood Products	47.8	63.4	113.6	189.2
Other	27.2	25.9	85.8	76.6

	$308.8	$389.6	$779.6	$1,126.0

Operating profit (loss):
OSB	$(6.0)	$(27.7)	$(48.6)	$(124.3)
Siding	16.1	4.6	24.8	13.8
Engineered Wood Products	(6.3)	(11.0)	(24.1)	(28.3)
Other	0.2	(2.5)	2.3	(5.2)
Other operating credits and charges, net	1.6	(1.6)	7.3	(67.7)
Gain (loss) on sales of and impairment of long-lived assets	1.2	(9.8)	2.1	(9.5)
General corporate and other expenses, net	(17.7)	(22.7)	(55.4)	(68.8)
Foreign currency gain (losses)	1.0	2.3	10.3	6.6
Gain (loss) on early debt extinguishment	(0.2)	—	0.4	—
Other than temporary investment impairment	(0.1)	(88.7)	(1.8)	(91.2)
Investment income	7.4	8.1	20.1	31.5
Interest expense, net of capitalized interest	(20.4)	(12.4)	(53.3)	(36.3)

Loss from operations before taxes	(23.2)	(161.4)	(115.9)	(379.4)
Benefit for income taxes	(10.5)	(61.0)	(45.7)	(153.7)

Loss from continuing operations	$(12.7)	$(100.4)	$(70.2)	$(225.7)

NOTE 16 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2009, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should demand and pricing for the relevant products continue to remain at levels significantly below cycle average demand and pricing or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2009	December 31, 2008
Environmental reserves	$9.4	$6.5
Hardboard siding reserves	22.4	31.2
Other reserves	1.6	2.8

Total contingency reserves	33.4	40.5
Current portion of contingency reserves	(10.0)	(10.0)

Long-term portion of contingency reserves	$23.4	$30.5

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2008. LP believes that the reserve balance for this settlement at September 30, 2009 will be adequate to cover future payments to claimants and related administrative costs.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first nine months of 2009 and 2008 is summarized in the following table.

Dollar amounts in millions	September 30, 2009	September 30, 2008
Beginning balance, December 31,	$31.2	$12.8
Accrued to expense	1.6	18.2
Payments made for claims	(7.5)	(9.3)
Payments made for administrative costs	(2.9)	(1.5)

Ending balance	$22.4	$20.2

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in LP’s reserve for estimated environmental loss contingency reserves for the first nine months of 2009 and 2008 is summarized in the following table.

Dollar amounts in millions	September 30, 2009	September 30, 2008
Beginning balance, December 31,	$6.5	$9.4
Adjusted to expense (income) during the period	3.3	(0.2)
Payments made	(0.4)	(2.1)

Ending balance	$9.4	$7.1

During the first nine months of 2009 and 2008, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

NOTE 18 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the third quarter and nine month periods ended September 30, 2009 and 2008. The net periodic pension cost included the following components:

Dollar amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$1.7	$2.4	$5.1	$7.3
Interest cost	4.1	4.4	12.3	13.3
Expected return on plan assets	(4.4)	(5.1)	(13.2)	(15.6)
Amortization of prior service cost	0.1	0.3	0.3	0.9
Amortization of net loss	1.0	0.6	3.0	1.9

Net periodic pension cost	$2.5	$2.6	$7.5	$7.8

Through September 30, 2009, LP recognized $7.5 million of pension expense for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $3.0 million of pension expense in the remainder of 2009 for a total of $10.5 million.

Through September 30, 2009, LP made approximately $0.4 million in contributions to its defined benefit plans. LP presently anticipates making an additional approximately $0.6 million of pension contributions to the plans during the remainder of 2009.

NOTE 19 – GUARANTEES AND INDEMNIFICATIONS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the nine months of 2009 and 2008 is summarized in the following table:

Dollar amounts in millions	September 30, 2009	September 30, 2008
Beginning balance, December 31,	$33.7	$26.2
Accrued to expense	5.8	19.7
Payments made	(6.3)	(5.5)

Total warranty reserves	33.2	40.4
Current portion of warranty reserves	(7.0)	(7.0)

Long-term portion of warranty reserves	$26.2	$33.4

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

During the third quarter of 2008, LP increased the warranty reserves relating to its discontinued composite decking products. The additional reserves reflect revised estimates of future claim payments based upon a significant increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, based upon further investigation, LP established a voluntary recall of these specific products. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for this product. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 12- Legal and Environmental Matters – Other Proceedings) and believes as of September 30, 2009 that the reserves associated with these matters are adequate.

During the second quarter of 2009, LP increased the warranty reserve related to its discontinued vinyl siding products based upon an increase in warranty claims related to a specific vinyl product. The additional reserves reflect revised estimates of future claims.

LP believes that the warranty reserve balance at September 30, 2009 is adequate to cover future warranty payments. However, it is possible that additional charges may be required.

NOTE 20 – RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued guidance now codified under ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of ASC 820 were applied prospectively to LP’s fair value measurements and disclosures as of January 1, 2008 with respect to recurring financial assets and liabilities and January 1, 2009 with respect to nonrecurring nonfinancial assets and liabilities, and did not have a material effect on LP’s consolidated financial statements.

In December 2007, the FASB issued guidance now codified under ASC Topic 810-10 “Consolidation – Overall” (ASC 810-10). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 requires that under most circumstances noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810-10 is effective on a prospective basis for annual periods beginning after December 15, 2008, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. LP adopted this statement as of January 1, 2009, and it did not have a material impact on LP’s consolidated financial statements.

In December 2007, the FASB issued guidance now codified under ASC Topic 805 “Business Combinations” (ASC 805). ASC 805 addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. ASC 805 also establishes expanded disclosure requirements for business combinations. ASC 805 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued guidance now codified under ASC Topic 815-10 “Derivatives and Hedging – Overall” (ASC 815-10). ASC 815-10 amends and expands the disclosure requirements of previous standards to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for fiscal years beginning after November 15, 2008. LP adopted this statement as of January 1, 2009 and it did not have a material effect on LP’s consolidated financial statements.

In December 2008, the FASB issued guidance now codified under ASC Topic 715-20 “Compensation - Retirement Benefits” (ASC 715-20). ASC 715-20 amends Statement of Financial Accounting Standards “SFAS” 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. LP is currently evaluating the impact of adopting this standard on its consolidated financial statement disclosures.

In April 2009, the FASB issued guidance now codified under ASC Topic 820-10 “Fair Value Measurements and Disclosures – Overall” (ASC 820-10) . ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. ASC 820-10 identifies factors to be considered when determining whether or not a market is inactive. ASC 820-10 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. LP adopted this statement as of April 1, 2009, and it did not have a material effect on LP’s consolidated financial statements.

In April 2009, the FASB issued guidance now codified under ASC Topic 825-10 “Financial Instruments - Overall” (ASC 825-10), to require disclosures about fair value of financial instruments in interim and annual reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. LP adopted these statements in the second quarter of 2009.

In April 2009, the FASB issued guidance now codified under ASC Topic 320-10 “Investments - Debt and Equity Securities – Overall” (ASC 320-10) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 is effective for interim reporting periods ending after June 15, 2009. LP adopted these statements as of April 1, 2009 and they did not have a material effect on LP’s consolidated financial statements.

In May 2009, the FASB issued guidance now codified under ASC Topic 855, “Subsequent Events,” which sets forth the period for which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events after the balance sheet date in its financial statements and the disclosures required of events occurring after the balance sheet date. LP adopted this standard in the second quarter of 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-An Amendment of FASB No. 140”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), which have not yet been codified in the ASC. Under SFAS No. 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes, and formerly qualifying special-purpose entities need to be evaluated for consolidation. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest. SFAS 166 and 167 are effective for the first annual reporting period beginning after November 15, 2009 (including interim periods within the first annual reporting period). LP is currently evaluating the impact of adopting SFAS 166 and 167 on its consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued guidance now codified under ASC Topic 105, “Generally Accepted Accounting Principles” (ASC 105), as the single source of authoritative nongovernmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature to a particular topic in one place. All existing accounting standards documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topics are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for LP’s current fiscal reporting period. The adoption of this pronouncement did not have an impact on LP’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codified standards. On the effective date of this pronouncement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

NOTE 21 – SUBSEQUENT EVENTS

LP has evaluated events subsequent to September 30, 2009 through November 4, 2009. During this period, LP did complete the redemption of a portion of its Senior Notes due in 2017 as described in Note 13 above. Additionally, LP entered into a contract to sublease a portion of its administrative headquarters which will result in LP recording, in the fourth quarter of 2009, an additional estimated non-cash charge of $0.7 million.

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

To serve these markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported that actual single and multi-family housing starts in the first nine months of 2009 were about 43% lower than the first nine months of 2008. We believe that the reduced level of building is due to the increase in the inventory of unoccupied homes for sale coupled with a much more restrictive mortgage market. Additionally, the current recession and related job losses, the reduction in home values and the large amount of variable rate mortgages that have reset at higher rates of interest has increased the number of foreclosures, which adds to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced, foreclosure activity subsidies, and the level of unemployment stabilizes and housing prices stop declining.

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

Accounting Policies

There are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen:

Inventory valuation. We use the LIFO (last-in, first-out) method for some of our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Our inventories would have been approximately $1.8 million higher if the LIFO inventories were valued at average cost as of September 30, 2009.

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

Auction Rate Securities: Auction rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, dividend-yielding preferred stock or other instruments. Liquidity for these auction rate securities historically was provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction rate securities in current available-for-sale securities. As of September 30, 2009, we had auction rate securities with a par value of $151.8 million that have experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. We have recorded cumulative other-than-temporary impairments aggregating $141.3 million on these securities through September 30, 2009. In addition, through the third quarter of 2009, we have recorded gross unrealized gains through Other Comprehensive Income of $31.8 million. Auction rate securities with a fair value of $42.3 million are included in the accompanying consolidated financial statements under the caption “long-term investments”.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from issuing banks. In accordance with the Investment Topic of the FASB ASC we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and the underlying collateral, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2009, we excluded from our estimates approximately $1.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2009, we had established valuation allowances against certain deferred tax assets, primarily related to state and certain foreign carryovers of net operating losses, credits and foreign capital loss. We have not established valuation allowances against other deferred tax assets based upon expected future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose continuing earnings before interest, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, other than temporary investment impairment and early debt extinguishment. Both EBITDA from continuing operations and adjusted EBITDA from continuing operations are not a substitute for the GAAP measure of net income or operating cash flows or other GAAP measures of operating performance or liquidity.

We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations in this report on Form 10-Q because we use as an important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from contuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants such as interest coverage and debt incurrence. It should be noted that companies calculate EBITDA differently and, therefore, our EBITDA measures may not be comparable to EBITDA reported by other companies. Our EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, depreciation and amortization which are necessary to operate our business or which we otherwise incurred or experienced in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Quarter Ended September 30, 2009
Sales	$122.5	$111.3	$47.8	$27.2	$—	$308.8

Depreciation and amortization	10.3	5.1	3.2	2.9	0.7	22.2
Cost of sales and selling and administative	116.3	90.1	50.9	23.2	17.0	297.5
(Gain) loss on sale or impairment of long lived assets					(1.2)	(1.2)
Other operating credits and charges, net					(1.6)	(1.6)

Total operating costs	126.6	95.2	54.1	26.1	14.9	316.9

Income (loss) from operations	(4.1)	16.1	(6.3)	1.1	(14.9)	(8.1)
Total non-operating income (expense)					(12.3)	(12.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(4.1)	16.1	(6.3)	1.1	(27.2)	(20.4)
Provision (benefit) for income taxes					(10.5)	(10.5)
Equity in (income) loss of unconsolidated affiliates	1.9	—	—	0.9	—	2.8

Income (loss) from continuing operations	$(6.0)	$16.1	$(6.3)	$0.2	$(16.7)	$(12.7)

Reconciliation of loss from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(6.0)	$16.1	$(6.3)	$0.2	$(16.7)	$(12.7)
Income tax benefit					(10.5)	(10.5)
Investment income					(7.4)	(7.4)
Interest expense, net of capitalized interest					20.4	20.4
Depreciation and amortization	10.3	5.1	3.2	2.9	0.7	22.2

EBITDA from continuing operations	$4.3	$21.2	$(3.1)	$3.1	$(13.5)	$12.0

Stock based compensation expense	$0.1	$0.1	$0.1		$1.2	$1.5
(Gain) loss on sale or impairment of long lived assets					(1.2)	(1.2)
Other operating credits and charges, net					(1.6)	(1.6)
Other than temporary asset impairment					0.1	0.1
Early debt extinguishment					0.2	0.2

Adjusted EBITDA from continuing operations	$4.4	$21.3	$(3.0)	$3.1	$(14.8)	$11.0

Quarter Ended September 30, 2008
Sales	$183.3	$117.0	$63.4	$25.9	$—	$389.6

Depreciation and amortization	13.3	5.2	4.4	2.6	1.5	27.0
Cost of sales and selling and administative	196.0	107.2	70.3	24.1	21.2	418.8
(Gain) loss on sale or impairment of long lived assets					9.8	9.8
Other operating credits and charges, net					1.6	1.6

Total operating costs	209.3	112.4	74.7	26.7	34.1	457.2

Loss from operations	(26.0)	4.6	(11.3)	(0.8)	(34.1)	(67.6)
Total non-operating income (expense)					(90.7)	(90.7)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(26.0)	4.6	(11.3)	(0.8)	(124.8)	(158.3)
Provision (benefit) for income taxes					(61.0)	(61.0)
Equity in (income) loss of unconsolidated affiliates	1.7		(0.3)	1.7	—	3.1

Income (loss) from continuing operations	$(27.7)	$4.6	$(11.0)	$(2.5)	$(63.8)	$(100.4)

Reconciliation of loss from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(27.7)	$4.6	$(11.0)	$(2.5)	$(63.8)	$(100.4)
Income tax benefit					(61.0)	(61.0)
Investment income					(8.1)	(8.1)
Interest expense, net of capitalized interest					12.4	12.4
Depreciation and amortization	13.3	5.2	4.4	2.6	1.5	27.0

EBITDA from continuing operations	$(14.4)	$9.8	$(6.6)	$0.1	$(119.0)	$(130.1)

Stock based compensation expense	$0.4	$0.2	$0.1	$—	$1.8	$2.5
(Gain) loss on sale or impairment of long lived assets					9.8	9.8
Other operating credits and charges, net					1.6	1.6
Other than temporary asset impairment					88.7	88.7
Early debt extinguishment					—	—

Adjusted EBITDA from continuing operations	$(14.0)	$10.0	$(6.5)	$0.1	$(17.1)	$(27.5)

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Nine months Ended September 30, 2009
Sales	$292.5	$287.7	$113.6	$85.8	$—	$779.6

Depreciation and amortization	26.3	14.1	9.1	8.0	2.7	60.2
Cost of sales and selling and administative	308.3	248.8	128.2	73.6	52.7	811.6
(Gain) loss on sale or impairment of long lived assets					(2.1)	(2.1)
Other operating credits and charges, net					(7.3)	(7.3)

Total operating costs	334.6	262.9	137.3	81.6	46.0	862.4

Income (loss) from operations	(42.1)	24.8	(23.7)	4.2	(46.0)	(82.8)
Total non-operating income (expense)					(24.3)	(24.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(42.1)	24.8	(23.7)	4.2	(70.3)	(107.1)
Provision (benefit) for income taxes					(45.7)	(45.7)
Equity in (income) loss of unconsolidated affiliates	6.5		0.4	1.9		8.8

Income (loss) from continuing operations	$(48.6)	$24.8	$(24.1)	$2.3	$(24.6)	$(70.2)

Reconciliation of loss from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(48.6)	$24.8	$(24.1)	$2.3	$(24.6)	(70.2)
Income tax expense					(45.7)	(45.7)
Investment income					(20.1)	(20.1)
Interest expense, net of capitalized interest					53.3	53.3
Depreciation and amortization	26.3	14.1	9.1	8.0	2.7	60.2

EBITDA from continuing operations	$(22.3)	$38.9	$(15.0)	$10.3	$(34.4)	$(22.5)

Stock based compensation expense	$0.5	$0.4	$0.4	$—	$4.2	$5.5
(Gain) loss on sale or impairment of long lived assets					(2.1)	(2.1)
Other operating credits and charges, net					(7.3)	(7.3)
Other than temporary asset impairment					1.8	1.8
Early debt extinguishment					(0.4)	(0.4)

Adjusted EBITDA from continuing operations	$(21.8)	$39.3	$(14.6)	$10.3	$(38.2)	$(25.0)

Nine months Ended September 30, 2008
Sales	$512.5	$347.7	$189.2	$76.6	$—	$1,126.0

Depreciation and amortization	40.6	16.6	11.9	7.1	4.2	80.4
Cost of sales and selling and administative	587.1	317.3	205.6	71.2	64.6	1,245.8
(Gain) loss on sale or impairment of long lived assets					9.5	9.5
Other operating credits and charges, net					67.7	67.7

Total operating costs	627.7	333.9	217.5	78.3	146.0	1,403.4

Loss from operations	(115.2)	13.8	(28.3)	(1.7)	(146.0)	(277.4)
Total non-operating income (expense)					(89.4)	(89.4)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(115.2)	13.8	(28.3)	(1.7)	(235.4)	(366.8)
Provision (benefit) for income taxes					(153.7)	(153.7)
Equity in (income) loss of unconsolidated affiliates	9.1			3.5		12.6

Income (loss) from continuing operations	$(124.3)	$13.8	$(28.3)	$(5.2)	$(81.7)	$(225.7)

Reconciliation of loss from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(124.3)	$13.8	$(28.3)	$(5.2)	$(81.7)	(225.7)
Income tax expense					(153.7)	(153.7)
Investment income					(31.5)	(31.5)
Interest expense, net of capitalized interest					36.3	36.3
Depreciation and amortization	40.6	16.6	11.9	7.1	4.2	80.4

EBITDA from continuing operations	$(83.7)	$30.4	$(16.4)	$1.9	$(226.4)	$(294.2)

Stock based compensation expense	$1.0	$0.5	$0.5	$—	$5.3	$7.3
(Gain) loss on sale or impairment of long lived assets					9.5	9.5
Other operating credits and charges, net					67.7	67.7
Other than temporary asset impairment					91.2	91.2
Early debt extinguishment					—	—

Adjusted EBITDA from continuing operations	$(82.7)	$30.9	$(15.9)	$1.9	$(52.7)	$(118.5)

RESULTS OF OPERATIONS

(Dollar amounts in tables in millions, except per share amounts)

Our net loss for the third quarter of 2009 was $12.5 million, or $0.12 per diluted share, on sales of $308.8 million, compared to net loss for the third quarter of 2008 of $111.1 million, or $1.08 per diluted share, on sales of $389.6 million. For the third quarter of 2009, loss from continuing operations was $12.7 million, or $0.12 per diluted share, compared to loss from continuing operations of $100.4 million, or $0.98 per diluted share, for the third quarter of 2008.

Our net loss for the nine months ended September 30, 2009 was $72.3 million, or $0.70 per diluted share, on sales of $779.6 million, compared to net loss for the nine months ended September 30, 2008 of $238.3 million, or $2.32 per diluted share, on sales of $1.1 billion. For the nine months ended September 30, 2009, loss from continuing operations was $70.2 million, or $0.67 per diluted share, compared to loss from continuing operations of $225.7 million, or $2.19 per diluted share, for the nine months ended September 30, 2008.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net sales	$122.5	$183.3	(33%)	$292.5	$512.5	(43%)
Operating losses	(6.0)	(27.7)	78%	(48.6)	(124.3)	61%
Depreciation, amortization and cost of timber harvested	10.3	13.3	23%	26.3	40.6	35%
Adjusted EBITDA from continuing operations	4.4	(14.0)	131%	(21.8)	(82.7)	74%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2009 compared to the quarter and nine months ended September 30, 2008 are as follows:

	Quarter Ended September 30, 2009 versus 2008		Nine Months Ended September 30, 2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Commodity OSB	(6%)	(26%)	(1%)	(41%)

OSB prices declined for the third quarter of 2009 as compared to the corresponding period of 2008. The weakened price as compared to cycle average pricing is due to dramatically lower demand from housing activity. The decrease in selling price unfavorably impacted net sales and operating losses by approximately $8 million for the quarter as compared to the corresponding period of 2008. As compared to the corresponding period of 2008, the decline in sales volume was primarily due to lower demand caused by dramatically reduced housing starts. To balance our supply and demand, we indefinitely curtailed four of our twelve OSB mills as well as implemented other production curtailments at our other mills.

OSB prices remained relatively flat in the nine month period ended September 30, 2009 as compared to the corresponding period of 2008. Sales volumes during this period were reduced due to lower production as a result of the curtailments mentioned above.

Compared to the third quarter and first nine months of 2008, the primary factors for decreased operating losses were reductions in operating costs due to reduced sales volumes, lower prices on petroleum based raw materials used in manufacturing and a decrease in our Canadian dollar denominated manufacturing costs. The Canadian dollar has weakened compared to both the third quarter and first nine months of 2008, which caused our Canadian production costs stated in U.S. dollars to decrease.

SIDING

Our siding segment produces and markets wood-based siding and related accessories and interior hardboard products, together with commodity OSB products from one mill. In the second quarter of 2009, we ceased production of interior hardboard products.

Segment sales, profits, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net sales	$111.3	$117.0	(5%)	$287.7	$347.7	(17%)
Operating profits	16.1	4.6	250%	24.8	13.8	80%
Depreciation, amortization and cost of timber harvested	5.1	5.2	2%	14.1	16.6	15%
Adjusted EBITDA from continuing operations	21.3	10.0	113%	39.3	30.9	27%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
SmartSide Siding	$91.8	$91.5	0%	$225.4	$259.9	(13%)
Commodity OSB	6.7	$8.0	(16%)	20.9	$25.0	(16%)
Canexel siding and other hardboard related products	12.8	$17.5	(27%)	41.4	$62.8	(34%)

Total	$111.3	$117.0	(5%)	$287.7	$347.7	(17%)

Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2009 compared to the quarter and nine month period ended September 30, 2008 are as follows:

	Quarter Ended September 30, 2009 versus 2008		Nine Months Ended September 30, 2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	(1%)	3%	(14%)
Commodity OSB	(9%)	(3%)	(1%)	(15%)
Canexel siding and other hardboard related products	5%	(24%)	(10%)	(24%)

For the third quarter of 2009 compared to the corresponding period in 2008, sales volumes for our SmartSide products are flat while we are showing significant declines in our Canexel product line. Housing starts are dramatically lower, however our SmartSide business in the third quarter was able to offset these declines through improvements in the repair and remodel markets which offset the dramatic reductions in the housing starts. The decline in our Canexel sales is related to LP’s decision to exit our doorskin and 16’ siding business in early 2009. For the nine month period ended September 30, 2009 compared to the corresponding period in 2008, sales volumes declined significantly in both siding lines due to dramatically reduced housing starts in both the U.S. and Canada. Sales prices in our SmartSide siding product line for the quarter and nine month period ended September 30, 2009 as compared to the corresponding periods of 2008 changed due to product mix with specific product prices remaining generally constant. In our Canexel product line, sales prices decreased in the third quarter and nine month period ended September 30, 2009 as compared to the corresponding periods of 2008 due to the impact of the weakening Canadian dollar as a majority of these sales are made in Canada as well as the changing product mix as we exited the doorskin and 16’ siding lines.

Overall, the improvement in operating results for our siding segment for the third quarter and first nine months of 2009 compared to the corresponding periods of 2008 was primarily due to reductions in the cost of petroleum-based raw materials, optimized production scheduling and efficiencies in other manufacturing costs.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) (which began production in the first half of 2008) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater JV or under a contract manufacturing arrangement.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net sales	$47.8	$63.4	(25%)	$113.6	$189.2	(40%)
Operating losses	(6.3)	(11.0)	43%	(24.1)	(28.3)	15%
Depreciation, amortization and cost of timber harvested	3.2	4.4	27%	9.1	11.9	24%
Adjusted EBITDA from continuing operations	(3.0)	(6.5)	54%	(14.6)	(15.9)	8%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
LVL/LSL	$21.4	$25.6	(16%)	$53.2	$78.6	(32%)
I-Joist	20.8	27.2	(24%)	46.2	75.6	(39%)
Related products	5.6	10.6	(47%)	14.2	35.0	(59%)

Total	$47.8	$63.4	(25%)	$113.6	$189.2	(40%)

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2009 compared to the quarter and nine months ended September 30, 2008 are as follows:

	Quarter Ended September 30, 2009 versus 2008		Nine Months Ended September 30, 2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(4%)	(13%)	(9%)	(26%)
I-Joist	(6%)	(19%)	(6%)	(35%)

During both the third quarter and the nine month period ended September 30, 2009 as compared to the corresponding periods of 2008, we saw reductions in sales volumes in both LVL/LSL and I-Joist. These declines are attributed to the significantly reduced level of housing starts. Net average selling prices declined as we continued to see price pressure caused by lower demand. Additionally, during the second half of 2008, we introduced LSL which is a lower priced substitute for certain applications where LVL can be used which along with price pressure resulted in lower prices for LVL/LSL. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.

For both the third quarter and the nine month period ended September 30, 2009 compared to the corresponding periods of 2008, the results of operations for EWP were lower primarily due to lower sales volume which increased our conversion costs and reductions in sales prices which were slightly offset by reductions in raw materials costs for veneer, OSB and lumber.

OTHER PRODUCTS

Our other products category includes our moulding business, South American operations, export sales and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, losses, depreciation, amortization and cost of timber harvested and EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net sales	$27.2	$25.9	5%	$85.8	$76.6	12%
Operating income (losses)	0.2	(2.5)	108%	2.3	(5.2)	144%
Depreciation, amortization and cost of timber harvested	2.9	2.6	(12%)	8.0	7.1	(13%)
EBITDA from continuing operations	3.1	0.1		10.3	1.9	442%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Moulding	$7.4	$6.7	10%	$22.6	$24.3	(7%)
South American operations	16.9	15.5	9%	56.4	43.6	29%
Other	2.9	3.7	(22%)	6.8	8.7	(22%)

Total	$27.2	$25.9	5%	$85.8	$76.6	12%

For the third quarter compared to the corresponding period of 2008, sales in our moulding operations were higher due to increased retail demand while sales in our South American operations increased as we continued to penetrate local South American markets through the addition of our Brazilian facility in late 2008. For the first nine months of 2009 compared to the corresponding period of 2008, sales in our moulding operations were lower reflecting lower retail demand driven by general economic conditions while sales in South American operations increased.

Overall, operating results associated with these activities were positively impacted by improvements in our South American operations, the performance of our U.S. Greenfiber joint venture and reductions in carrying costs of our nonoperating facilities.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For both the third quarter and first nine months of 2009 compared to the corresponding periods of 2008, general corporate expenses and overall selling and administrative expenses declined. General corporate expenses declined 22 percent for the quarter and 19 percent for the nine month period ended September 30, 2009 as compared to the same periods in the prior year. Overall selling and administrative expenses declined 29 percent for both the quarter and nine month period ended September 30, 2009 as compared to the same periods in the prior year. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decrease in both the quarter and the nine month period ended September 30, 2009 as compared to the corresponding periods of 2008 resulted from right sizing activities that we began in the fourth quarter of 2008. This “right sizing” resulted in the elimination of approximately 200 salaried positions (included in both general corporate and other expenses as well as segment results), reduction in certain employee benefits, closure of a research and development facility, elimination of our flight operations and reduced expenditures for marketing and sales.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the third quarter and for the first nine months of 2009 was significantly lower than in the corresponding periods of 2008 due to lower average cash balances as well as lower realized interest income rates. Interest expense for both the quarter and the nine month period ended September 30, 2009 was higher than in the corresponding periods of 2008 due to the refinancing transaction that we completed late in the first quarter of 2009.

DISCONTINUED OPERATIONS

Included in discontinued operations for the third quarter of 2009 and the first nine months of 2009 as well as the comparable periods in 2008 are the results of the operations of mills that have been or are to be divested. At September 30, 2009, we had one remaining decking facility classified as discontinued.

For the nine month periods ending September 30, 2009 and September 30, 2008, the following items are included in discontinued operations. Included in the second quarter of 2009 is an increase in our vinyl warranty reserves of $2.6 million based upon increases in recent warranty claim activity. Included in the third quarter of 2008 is an increase in our decking warranty reserves of $15.2 million based upon significant increases in recent warranty claim activity. This charge is in addition to the $2.0 million increase recorded in the second quarter of 2008.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2009	2008	2009	2008
Continuing operations	$(23.2)	$(161.4)	$(115.9)	$(379.4)
Discontinued operations	(0.4)	(17.4)	(4.8)	(20.5)

	(23.6)	(178.8)	(120.7)	(399.9)
Total tax benefit	(10.7)	(67.7)	(47.6)	(161.6)

Net loss	$(12.9)	$(111.1)	$(73.1)	$(238.3)

For the third quarter and first nine months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to our foreign debt structure, state income taxes and the effect of foreign tax rates. For the third quarter and first nine months of 2008, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to our foreign debt structure and state income taxes.

The components and associated estimated effective income tax rates applied to the third quarter and nine month periods ended September 30, 2009 and 2008 are as follows:

	Quarter Ended September 30,
	2009		2008
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(10.5)	45%	$(61.0)	38%
Discontinued operations	(0.2)	38%	(6.7)	39%

	$(10.7)	45%	$(67.7)	38%

	Nine Months Ended September 30,
	2009		2008
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(45.7)	39%	$(153.7)	41%
Discontinued operations	(1.9)	39%	(7.9)	39%

	$(47.6)	39%	$(161.6)	40%

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Brazil and Chile. Federal income tax examinations for the years through 2006 have been effectively settled. We remain subject to state and local tax examinations for the tax years 2003 through 2007. Our Canadian returns have been audited and effectively settled through 2004. We have utilized all of its available net operating loss carry backs in both the U.S. and Canada; therefore the 2009 tax losses will result in deductible net operating loss carry forwards to future tax periods for which long-term deferred tax assets will be established.

As of September 30, 2009, we expect that our U.S. and Canadian long term deferred tax assets at the end of the year, including those associated with the carry forward of estimated 2009 net operating losses, will not exceed our deferred tax liabilities. We have considered the timing and nature of the sources of future taxable income related to our deferred tax liabilities, and, based on this, have determined that no valuation allowances will be required related to the expected deferred tax assets. The annual tax rate applied in determining tax expense for the period ended September 30, 2009 therefore reflects no impact of such a valuation allowance.

If we were to determine that we would not be able to realize a portion of an existing net deferred tax asset for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period in which such determination was made. Conversely, if we were to make a determination that it is more likely than not that an existing deferred tax asset for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded in the period which such determination was made.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. We account for all of these plans and provide aggregated disclosures about these plans in the Notes to our financial statements as required by the Compensation – Retirement Benefits Topic of the FASB ASC. See Note 15 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We estimate that our net periodic pension cost for 2009 will be approximately $10.5 million. If a curtailment or settlement does occur in 2009, this estimate may change significantly. We estimate that we will contribute approximately $1 million to our defined benefit pension plans in 2009. At December 31, 2008, we had $101.9 million of net actuarial loss and $1.8 million of prior service cost included in accumulated other comprehensive loss. Of these amounts, we expect to recognize a net actuarial loss of $3.9 million and prior service cost of $0.4 million as components of net periodic pension cost in 2009, which will account for approximately 42% of our estimated 2009 net periodic pension cost.

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

HARDBOARD SIDING LITIGATION UPDATE

The following discussion updates should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 20 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 17 of the Notes to the financial statements contained within this report.

Cumulative statistics under hardboard settlements are as follows:

	September 30, 2009	June 30, 2009	December 31, 2008
Completed claims received	78,500	71,200	67,000
Completed claims pending	3,600	6,500	7,600
Claims dismissed	12,500	10,500	10,000
Claims settled	62,400	54,200	49,400

The average payment amount for settled claims as of September 30, 2009 was $1,000 and June 30, 2009 and December 31, 2008 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under credit facilities. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital market transactions.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay, repurchase or otherwise provide for the retirement of outstanding indebtedness, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice.

We expect to be able to meet the future cash requirements of our existing businesses through cash expected to be generated from operations, existing cash and investment balances, existing credit facilities and other capital resources. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES

During the first nine months of 2009, we generated $33.2 million of cash from operating activities compared to a use of cash of $90.6 million in the first nine months of 2008. The increase in cash provided from operating activities in the first nine months of 2009 resulted primarily from reduced operating losses, receipt of approximately $75.8 million in income tax refunds (compared to $48.8 million in the first nine months of 2008) and reductions in inventory levels.

INVESTING ACTIVITIES

During the first nine months of 2009, we generated approximately $62.0 million of cash from investing activities. Capital expenditures in the first nine months of 2009 were $6.7 million. Additionally, we received $1.3 million from joint ventures. We also received $22.9 million in proceeds on the sale of investments with maturities in excess of 90 days. Additionally, included in accounts payable is $0.6 million related to capital expenditures that had not yet been paid as of September 30, 2009.

During the first nine months of 2008, we used $21.7 million of cash in investing activities. Capital expenditures in the first nine months were $88.3 million and related primarily to the costs associated with our LSL facility in Houlton, Maine. We spent $45.4 million to purchase an interest in an OSB mill in Brazil. Additionally, we contributed $2.7 million to our joint venture with Canfor Corporation for working capital requirements. We also used $216.0 million to purchase investments with maturities in excess of 90 days and received $287.2 million on the sale of these types of investments. We received $54.4 million in principal payments on our notes receivable from asset sales. Additionally, included in accounts payable is $6 million related to capital expenditures that had not yet been paid as of September 30, 2008.

Capital expenditures for existing facilities and investments in existing joint ventures for 2009 are expected to total about $10 to $15 million.

FINANCING ACTIVITIES

During the first quarter of 2009, we issued and sold 375,000 Units consisting of (1) $375,000,000 principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of our common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The units were issued at a discount to the principal amount at maturity of the notes included therein resulting in aggregate gross proceeds of $281.3 million. Simultaneous with the closing of the unit sale, we used a portion of the proceeds to retire $126.6 million aggregate principal amount of our 8.875% Senior Notes due 2010 for $126.0 million. Transaction costs associated with these transactions were $15.5 million (including costs associated with our new credit facility described below).

During the third quarter of 2009, we completed a public offering of 20,700,000 shares of common stock, which included the exercise of the overallotment option of 2,700,000 shares, at a price of $6.75, raising $139.7 million before offering costs. In connection with the offering, we paid $7.0 million in underwriting discounts and commissions and approximately $0.4 million in expenses. The net proceeds of the offering were $132.3 million.

Under the terms of the indenture governing our 13% Senior Secured Notes due 2017, we are permitted, with the net proceeds of certain equity offerings, to redeem up to 35% of the aggregate principal amount at maturity of the outstanding Notes at a redemption price equal to 113% of their accreted value, plus accrued and unpaid interest . On September 30, 2009 (in connection with the completion of the offering of our common shares), we issued an irrevocable notice to the holders of these Notes of such a redemption. On October 30, 2009, we redeemed 35% of the outstanding Notes ($131.3 million principal amount at maturity) at a price of $858.14 per $1,000 principal amount at maturity or $112.6 million.

During the third quarter of 2009, we paid $13.5 million to retire $13.3 million principal amount of our 8.875% Senior Notes due 2010.

In the first nine months of 2008, net cash used by financing activities was $88.7 million. During the first nine months of 2008, we repaid (net of borrowings) $16 million under credit facilities supporting general operating requirements in our Canadian and Chilean locations. Additionally, we borrowed $12 million under a long term credit facility to fund our Chilean expansion. We also repaid $54 million of our limited recourse notes payable. Additionally, in the first nine months of 2008, we paid cash dividends of $31 million.

CREDIT FACILITIES

During the first quarter of 2009, we entered into a new credit facility, which provides for a committed asset-based borrowing capacity of up to $100 million, with a sublimit for letters of credit. The credit facility will end in September of 2012 unless we fail to repay, defease or reserve for our 8.875% Senior Notes due 2010 (of which $60.2 million in principal amount remained outstanding at September 30, 2009) by February 15, 2010 as planned, in which case the credit facility’s term will end on February 15, 2010. The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that the excess of (1) the lesser of the commitments plus $20 million or the borrowing base minus (2) obligations outstanding under the credit facility plus certain of our past due trade payables falls below $50 million. At September 30, 2009, we had $68.8 million of unused commitments under the credit facility, resulting from the borrowing base of $83.2 million less $14.4 million of outstanding letters of credit. Because our fixed charge coverage ratio on September 30, 2009 was less than 1.1 to 1.0 we were effectively precluded from utilizing $50 million of the credit available after giving effect to the borrowing base limitation.

Louisiana Pacific Chile SA (LP Chile) has a committed term credit facility with a Chilean bank for up to $40 million. LP Chile’s ability to draw from this facility ended in December 2008, with the final maturity in March 2015. The proceeds from the facility were used to fund construction of an additional OSB plant in Chile. At September 30, 2009, there was $39 million outstanding under this facility. Borrowings under the facility are secured.

OTHER LIQUIDITY MATTERS

As of September 30, 2009, we had $42.3 million ($151.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Since the auctions began failing in August 2007, interest is reset at stipulated rates. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

The ARS investments held by us all had ratings consistent with our investment policy guidelines at the time of purchase, all had AAA or equivalent credit ratings (except for one corporate ARS rated AA). With the liquidity issues experienced in global credit and capital markets, the ARS held by us at September 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of September 30, 2009, all but one of our ARS securities continue to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security unless and until a more senior tranche is paid. This investment was fully written off in the first quarter of 2009. The table below provides additional detail as to the composition of our auction rate securities as well as the year of issue.

As of September 30, 2009	Original cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003 - 2004
Collaterized Debt Obligation	25.6	2003 - 2004
Credit Linked Notes	90.3	2007
Corporate	5.9	2006

Total	$151.8

The estimated market value of our ARS holdings at September 30, 2009 was $42.3 million, which reflects a $109.5 million adjustment to the par value of $151.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value from issuing banks, we recorded other-than-temporary impairments of $1.8 million ($1.1 million after tax) in the first nine months of 2009 that was recorded as non-operating income (expense). In addition, at September 30, 2009, the value of the credit linked notes and bank trust preferred notes were determined to be higher than the value at December 31, 2008 by $31.8 million ($19.8 million after tax). This increase has been recorded in “Other comprehensive income” in the first nine months of 2009.

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

The following details our debt ratings as of October 31, 2009:

	Moody’s Investor Service	Standard & Poor’s
Senior Notes	B2	BB
Senior Secured Notes	Ba3	BBB-

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2009, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2009, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by $0.4 million annually.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2009, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and nine month periods ended September 30, 2009 and 2008.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Oriented strand board, million square feet 3/8" basis (1)	788	1,037	1,870	3,134
Oriented strand board, million square feet 3/8" basis	54	61	154	227
(produced by wood-based siding mills)
Wood-based siding, million square feet 3/8" basis	194	208	540	643
Engineered I-Joist, million lineal feet (1)	21	26	46	66
Laminated veneer lumber (LVL), thousand cubic (1)	710	1,588	1,665	4,731

(1)	Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16" Basis
Annual Average
2004	370
2005	320
2006	210
2007	146
2008	172
2008 1st Qtr. Avg.	137
2008 2nd Qtr. Avg.	179
2008 3rd Qtr. Avg.	201
2009 1st Qtr. Avg.	154
2009 2nd Qtr. Avg.	146
2009 3rd Qtr. Avg.	178

Source: Random Lengths

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We have a high degree of product concentration. OSB accounted for about 36% of our sales in the first nine months of 2009, 45% of our sales in 2008 and 48% of our sales in 2007 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

We may be unable to service our indebtedness, to refinance our indebtness or to fund our other liquidity needs. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts for the first nine months of 2009 were approximately 43% lower than the same period of 2008. This reduced level of building has been caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Home building activity is unlikely to improve until the number of homes available for sale is reduced and the rate of home purchases increases. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods and expect to continue to experience such losses and net cash uses pending improvement in the factors referred to above. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

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

LOUISIANA-PACIFIC CORPORATION

Date: November 4, 2009	BY:	/s/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: November 4, 2009	BY:	/s/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)