Form 10-Q/A
period 2009-03-31
LOUISIANA-PACIFIC CORP
filed 2009-12-10
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of Louisiana-Pacific Corporation (the “Company”) for the quarterly period ended March 31, 2009, originally filed with the Securities and Exchange Commission on May 6, 2009 (the “Original Form 10-Q”), is being filed solely to correct a typographical error in the certification filed as Exhibit 32.1 to the Original Form 10-Q, which inadvertently caused such certification to refer to a previously filed Quarterly Report on Form 10-Q.

This Amended 10-Q does not amend or change in any manner the previously reported consolidated results of operation, financial position or cash flows for the Company as reported in the Original Form 10-Q or any of the other disclosures contained in the Original Form 10-Q.

The information in this Amended 10-Q does not reflect events or changes in circumstances occurring after May 6, 2009.

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

LOUISIANA-PACIFIC CORPORATION

Date: December 10, 2009	BY:	RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: December 10, 2009	BY:	CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)