Form 10-K
period 2009-12-31
LOUISIANA-PACIFIC CORP
filed 2010-03-01
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009	Commission File Number 1-7107

Louisiana-Pacific Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $334,854,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 126,870,668 shares of Common Stock, $1 par value, outstanding as of February 28, 2010.

Documents Incorporated by Reference

Definitive Proxy Statement for 2010 Annual Meeting: Part III

Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

General

Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2009, we had approximately 4,000 employees. We currently own 21 modern, strategically located facilities in the U.S. and Canada. We also own two facilities in Chile and a 75% ownership interest in a Brazilian facility. We also operate three facilities through joint ventures, for which we are the exclusive provider of product distribution for North America. Additionally, we participate in a joint venture operation that produces cellulose insulation. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments

We operate in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). In general, our businesses are affected by the level of housing starts; the level of home repairs; the availability and cost of financing; changes in industry capacity; changes in the prices we pay for raw materials and energy; changes in foreign exchange rates (primarily the Canadian dollar); and other operating costs.

OSB

Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated for 2009 that OSB accounted for approximately 59% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2009 housing starts) was 25.6 billion square feet with the OSB market comprising an estimated 15.0 billion square feet of this market. Based upon our production in 2009 of 2.7 billion square feet (including our joint venture OSB mill with Canfor Corporation), we account for 17% of the North American OSB market and 10% of the overall North American structural panel market. We believe we have the largest installed capacity and are one of the most efficient producers of OSB in North America.

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

Engineered Wood Products

Our Engineered Wood Products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) (which began production in the first half of 2008) and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with AbitibiBowater or under a contract manufacturing arrangement. We believe that in North America we are one of the top three producers (including our joint venture production) of I-Joists, LVL and LSL. A plywood mill associated with our LVL operations in British Columbia is also included in this segment.

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

Other Products

Our other products category includes our decorative moulding, South American OSB operations (including our Chile and Brazil operations) and our joint venture that produces cellulose insulation. Additionally, our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2009, our top 10 customers accounted for approximately 51% of our sales, with our two largest customers, Home Depot, Inc. accounting for 10.9% and Taiga Buildings Products, Ltd. accounting for 10.1% of our sales. Because a significant portion of our sales are from OSB, a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

Seasonality

Our business is subject to seasonal variances, with demand for many of our products tending to be greater during the building season, which occurs in the second and third quarters. From time to time, we engage in promotional activities designed to stimulate demand for our products, such as reducing our selling prices and providing extended payment terms, particularly at times when demand is otherwise relatively soft. We do this in an effort to better balance our inventory levels with demand, manage the logistics of our product shipments, allow our production facilities to run efficiently, be competitive, and/or obtain initial orders from customers.

Competitors / Competition

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

In terms of our commodity OSB, we compete based upon price, quality and availability of products. In terms of our specialty products, including EWP, siding and various value added OSB products, we compete based upon price, quality, and availability of products as well as features offered.

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

In Canada, we harvest enough timber annually under long-term harvest rights with various Canadian governments and other third parties to support our Canadian production facilities. The weighted average remaining life of our Canadian timber rights is 13.8 years, without taking into account provisions for renewal.

We purchase approximately 79% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (21%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

Recently, there has been substantial focus by various organizations on the Biomass Crop Assistance Program (BCAP), which provides financial assistance to producers or entities that deliver eligible biomass material (including wood fiber) to designated biomass conversion facilities for use in the production of heat, power, biobased products or biofuels. We are currently unable to predict the potential impact, if any, of this program on the cost or the availability of our raw materials.

In addition to wood fiber, we use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products, as well as competing demand for resin products. Currently, we purchase the majority of our resin from three major suppliers and believe our relationships with those suppliers to be good. However there can be no assurance that pricing or availability of resins will not be impacted based upon competing demand.

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

Employees

We employ approximately 4,000 people, about 1,000 of whom are members of unions. We consider our relationship with our employees generally to be good. As of December 31, 2009, we were operating on expired collective bargaining agreements at two facilities in Canada. While we do not currently anticipate any work stoppage, there can be no assurance that work stoppages will not occur.

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

Segment and Price Trend Data

The following table sets forth, for each of the last three years: (1) our production volumes; (2) the estimated average wholesale price of OSB sold in the United States; and (3) our logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested;

(5) capital expenditures; and (6) geographic segment information is included at Note 26 of the Notes to the financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.

Product Information Summary

For Years Ended December 31

(Dollar amounts in millions, except per unit)

	2009	2008	2007
PRODUCTION VOLUMES [1]
OSB, 3/8” basis, million square feet [2]	2,741	4,026	5,534
Wood-based siding, 3/8” basis, million square feet	707	758	794
Engineered I-joists, million lineal feet	60	84	130
Laminated veneer lumber, thousand cubic feet	4,029	5,683	8,319

COMMODITY PRODUCT PRICE TRENDS [3]
OSB, MSF, 7/16” - 24/16” span rating (North Central price)	$163	$172	$161

% LOGS BY SOURCES [4]
Private cutting contracts	13	24	16
Government contracts	21	26	39
Purchased logs	66	50	45
Total volumes—million board feet	833	1,562	2,221

[1]	Includes production at joint ventures
[2]	Includes production at both our commodity and specialty mills in North America, excluding South American production.
[3]	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.
[4]	Stated as a percentage of total log volume.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, of which existing homes are currently at above average levels, the level of unemployment, which has been increasing in recent periods, longer-term interest rates, which in recent years have been at relatively low levels, the availability of mortgage financing, which has recently declined, and mortgage foreclosure rates, which are higher than normal. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 45% of our North American sales in 2009 and 50% of our North American sales in 2008 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 79% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts for 2009 were approximately 39% lower than 2008 and were approximately 59% lower than 2007. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Although home building activity has improved in recent months, there can be no assurance that such improvement will continue at recent rates or at all. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods, and any continuation of the improvement in our operating performance that we experienced in 2009 as compared to 2008 is subject to continuing improvement in the factors referred to above. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI, Random Lengths and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

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

ORIENTED STRAND BOARD

Oriented Strand Board Panel Plants 1

10 plants—4,935 million square feet annual capacity,  3/8” basis

Square feet in millions
Carthage, TX	450
Chambord, Quebec, Canada [2]	470
Dawson Creek, BC, Canada	390
Hanceville, AL	375
Jasper, TX	450
Maniwaki, Quebec, Canada	650
Roxboro, NC	470
Sagola, MI	410
Swan Valley, Manitoba, Canada	520
Thomasville, AL [2]	750

SIDING

Siding and Specialty Plants

6 plants—1,320 million square feet annual capacity,  3/8” basis

Square feet in millions
Newberry, MI	150
Hayward, WI 3	475
Tomahawk, WI	140
Two Harbors, MN	155
Roaring River, NC	300
East River, Nova Scotia, Canada	100

ENGINEERED WOOD PRODUCTS

I-joist Plants 4

1 plant—80 million lineal feet annual capacity

1 to 3 shifts per day, 5 days per week	Lineal feet in millions
Red Bluff, CA	80

LVL Plants

2 plants—9,400 thousand cubic feet annual capacity

Cubic feet in thousands
Golden, BC, Canada	4,800
Wilmington, NC	4,600

LSL Plant

1 plant—7,000 thousand cubic feet annual capacity

Cubic feet in thousands
Houlton, ME 5	7,000

OTHER 6

Plastic Mouldings Plant

1 plant—300 million lineal feet annual capacity

Lineal feet in millions
Middlebury, IN	300

South American Operations

3 plants—680 million square feet annual capacity.  3/8” basis

Square feet in millions
Panguipulli, Chile	130
Lautaro, Chile	160
Ponta Grossa, Brazil	390

Plywood	Golden, BC, Canada

[1]

In addition to the plants described, our 50/50 joint venture with Canfor Corporation owns and operates a plant in Ft. St. John, British Columbia, Canada, that has an annual production capacity of 820 million square feet of OSB.

[2]	Facility indefinitely curtailed as of December 31, 2009.
[3]	The Hayward, WI siding facility produces both commodity OSB and OSB siding.
[4]

In addition to the plant described, our 50/50 joint venture with AbitibiBowater owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

[5]	The Houlton, ME LSL facility can produce both commodity OSB and LSL.
[6]	The above table does not reflect the 12 cellulose insulation facilities that are operated by U.S. GreenFiber, LLC, our 50/50 joint venture with Casella Waste Systems.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	9,200,000
Manitoba	8,900,000
Quebec	27,600,000

Total timberlands under license agreements in Canada	45,700,000

We also have timber-cutting rights on 31,126 acres on government and privately owned timberlands in the U.S.

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

ANTITRUST LITIGATION

On December 1, 2008, we were named as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs, who opted out of a class action settlement of substantially identical claims that was implemented in 2008, seek treble damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, together with costs and attorneys’ fees. We believe these allegations are without merit and intend to vigorously defend this suit.

Although the complaint in this opt-out case does not specify the amount of damages sought, a damages model subsequently filed by the plaintiffs suggests that they may be seeking damages in a range from $149 million to $174 million (or $447 million to $524 million if trebled). We have not increased our reserves for this opt-out case as a result of the filing of the damages model and believe that our reserves are adequate.

ARS LITIGATION

On July 31, 2009, we filed a lawsuit in the United States District Court for the Northern District of California captioned., Louisiana Pacific Corporation v. Money Market 1 Institutional Investment Dealer; Merrill Lynch & Co., Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Deutsche Bank Securities Inc.

(Civil Action No.09cv3529). This matter arose out of our acquisition of certain ARS structured and underwritten by Merrill Lynch and Deutsche Bank with an approximate par value of $145.9 million. In the lawsuit, we allege that the defendants made misrepresentations and omissions of material facts in connection with the issuance of and the auctions for the ARS which constitute a violation of both state and federal securities laws, as well as common law fraud. We seek recovery of compensatory damages, rescission of the purchase of the securities at par value, consequential damages, punitive damages, attorneys’ fees and any other damages the court deems appropriate under the circumstances.

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

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 20 of the Notes to financial statements included in item 8 in this report.

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

The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2009 High	$2.50	$4.91	$7.77	$7.36
Low	$1.19	$2.25	$3.03	$5.17

2008 High	$15.79	$12.74	$11.33	$9.17
Low	8.38	8.45	7.64	1.41

As of January 30, 2010, there were approximately 9,191 holders of record of our common stock. For the year ended December 31, 2008, we paid $0.30 per share during the first six months and subsequently suspended further dividend payments indefinitely. Our ability to pay dividends in the future is subject to limitations set forth in the agreement governing our bank credit facilities and the indenture governing our Senior Notes due in 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

PERFORMANCE GRAPH

The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2004 through December 31, 2009, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Louisiana-Pacific Corporation, S&P 500, S&P Paper & Forest Products

December 31, 2004 to December 31, 2009

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
LOUISIANA-PACIFIC CORPORATION	$100	104.63	84.18	55.24	6.46	28.92
S&P 500 INDEX	$100	104.91	121.48	128.16	80.74	102.11
PAPER & FOREST PRODUCTS	$100	97.97	103.73	107.78	43.54	85.13

ITEM 6. Selected Financial Data

Dollar amounts in millions, except per share Year ended December 31	2009	2008	2007(3)	2006 (2)	2005(1)
SUMMARY INCOME STATEMENT DATA
Net sales	$1,054.7	$1,376.2	$1,704.9	$2,187.4	$2,528.4
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(117.0)	(565.3)	(155.3)	133.9	474.9
Income (loss) from discontinued operations	(5.3)	(13.7)	(24.6)	(10.2)	(18.3)
Net income (loss)	(122.3)	(579.0)	(179.9)	123.7	455.5
Net loss attributed to Louisiana-Pacific Corporation	(121.4)	(578.8)	(179.9)	123.7	455.5
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	($1.07)	($5.49)	($1.50)	$1.27	$4.36
Net income (loss) per share—basic	($1.12)	($5.62)	($1.73)	$1.18	$4.18

Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	($1.07)	($5.49)	($1.50)	$1.27	$4.33
Net income (loss) per share— diluted	($1.12)	($5.62)	($1.73)	$1.17	$4.15
Average shares of common stock outstanding (millions)
Basic	108.5	102.9	103.7	105.1	109.0
Diluted	108.5	102.9	103.7	105.5	109.7

Cash dividends declared per common share	—	$0.30	$0.60	$0.60	$0.475

SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,247.4	$2,188.7	$3,229.3	$3,428.7	$3,598.0

Long-term debt, excluding current portion	$337.6	$472.6	$485.8	$644.6	$734.8
Contingency reserves, excluding current portion	$30.8	$30.5	$15.8	$25.6	$31.4
Stockholders’ equity	$1,249.5	$1,182.3	$1,819.5	$2,067.4	$2,042.9

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

[3]

As of January 1, 2007, LP adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). See Note 1 and 11 of the Notes to the financial statements included in item 8 of this report for further information.

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

To serve these markets, we operate in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 39% of continuing sales in 2009, 45% in 2008 and 48% in 2007.

Our most significant product, OSB, is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future.

2009 was characterized by extremely low demand for all of our products. The housing market continued to decline for most of the year, the market channel experienced numerous site closures and location consolidations, the disruption in the credit market forced inventory liquidations by our customers, and the overall economic pessimism lowered the sales of our products. In response, we took significant production curtailments across our operations.

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

Our operating results reflect the relationship between the amount of our revenues and our costs of production and other operating costs and expenses. Our costs of production are affected by, among other factors, costs of raw materials (primarily wood fiber and various petroleum-based resins) and energy costs, which in turn are affected by the overall market supply of and demand for these manufacturing inputs. The Canadian dollar weakened against the U.S. dollar in 2009, reducing our costs, as reported in U.S. dollars, at our Canadian operations.

Demand for Building Products

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This activity can be further delineated into three areas: (1) new home construction; (2) repair and remodeling; and (3) manufactured housing.

New Home Construction. Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported that actual single and multi-family housing starts in 2009 were about 39% lower than 2008 and 59% lower than 2007. We believe that the reduced level of building is due to the increase in the inventory of unoccupied homes for sale coupled with a much more restrictive mortgage market. Additionally, the current recession and related job losses, the reduction in home values and the large amount of variable rate mortgages that have reset at higher rates of interest have increased the number of foreclosures, which has added to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced, foreclosure activity subsides, the level of unemployment stabilizes and housing prices stop declining. During 2009, the U.S. federal government initiated several programs to stimulate short term demand, including first home and repeat home buyer credits to stimulate the housing market.

While near term residential construction is constrained in the U.S., positive long-term fundamentals persist. Increased immigration, the changing age distribution of the population, additional minority home ownership and historically low interest rates are expected to lead to more household formations. The chart below, which is based on data published by Resource International Systems, Inc (RISI), provides a graphical summary of new housing starts for single and multi-family in the U.S. showing actual and rolling five and ten year averages for housing starts in thousands.

Repair and Remodeling. Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America. In this regard, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of approximately 30-40 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. Although this market weakened in 2008 and 2009 due to reduced home sales and reduced financing to fund repair and remodel expenditures, it did not decline as significantly as new home construction activity.

Manufactured Housing. Over the last several years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to purchase site-built starter homes and financial difficulties at some of the larger manufactured housing producers.

Supply of Building Products

OSB is a commodity product, and it is, along with all of our products, subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to RISI, total North American OSB annual production capacity is projected to increase by approximately 8.2 billion square feet in the period from 2009 to 2014 while plywood production capacity is projected to decline by 1.2 billion square feet for the same period. According to RISI, OSB accounted for approximately 61% of North American structural panel production capacity in 2009, with plywood accounting for the remainder. Going forward, it is expected that OSB will continue to capture market share from plywood. RISI forecasts, as of December 2009, that OSB will comprise approximately 69% of the structural panel market by 2014. The chart below, which is based on data and forecasts published by RISI, depicts past and forecasted North America structural wood production capacities in billions of square feet.

Putting Demand and Supply Together

As noted above, demand for building products is influenced by the general economy, demographics and need for houses. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The below chart, as calculated by RISI (as of December 2009), shows the demand capacity (demand divided by supply) for OSB in 2005 through 2009 as well as RISI’s forecast through 2014 based upon estimated future demand and supply.

Product Pricing.

Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 2005 through 2009, as published by Random Lengths, an industry publication, is presented below. RISI’s forecast (as of December 2009) for average North Central wholesale price for OSB (per thousand square feet 7/16” basis) through 2014 is also shown.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to the financial statements in item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2009, these significant accounting estimates and judgments include:

Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, credit-linked notes and bank trust preferred notes. Liquidity for these auction-rate securities was typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of December 31, 2009, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $26.3 million ($96.8 million, par value) of auction-rate securities as long-term available-for-sale securities.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2009, we excluded from our estimates approximately $1.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

Impairment of Long-Lived Assets. We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We consider the necessity of undertaking such a review at least quarterly, and also when certain events or changes in circumstances occur. Events and changes in circumstances that may necessitate such a review include, but are not limited to: a significant decrease in the market price of a long-lived asset or group of long-lived assets; a significant adverse change in the extent or manner in which a long-lived asset or group of long-lived assets is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or group of long-lived assets, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or group of long-lived assets; current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or group of long-lived assets; current expectation that, more likely than not, a long-lived asset or group of long-lived assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S., requires us to make judgments, assumptions and estimates.

In general, for assets held and used in our operations, impairments are recognized when the carrying amount of the long-lived asset or groups of long-lived assets is not recoverable and exceeds it fair value. The carrying amount of a long-lived asset or groups of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets or group of assets. The key assumptions in estimating these cash flows relate to future production volumes, pricing of commodity or specialty products and future estimates of expenses to be incurred as reflected in our long-range internal planning models. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing, and reflect our assessment of information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our assumptions regarding expenses reflect our expectation that we will continue to reduce production costs to offset inflationary impacts.

When impairment is indicated for assets held and used in our operations, the book values of the affected assets are written down to their estimated fair value, which is generally based upon discounted future cash flows associated with the affected assets. When impairment is indicated for assets to be disposed of, the book values of the affected assets are written down to their estimated fair value, less estimated selling costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require an impairment charge. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we hire independent appraisers to estimate net sales proceeds.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2009, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Workers’ Compensations. We are self insured for most of our U.S. employees’ workers compensation claims. We account for these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters. The amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose continuing earnings before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, other than temporary investment impairment, early debt extinguishment, investment income and realized gain on sale of long-term investments and goodwill impairment. Both EBITDA from continuing operations and adjusted EBITDA from continuing operations are not a substitute for the GAAP measure of net income or operating cash flows or other GAAP measures of operating performance or liquidity.

We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations in this report on Form 10-K because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA differently and, therefore, our EBITDA and adjusted EBITDA measures may not be comparable to EBITDA and adjusted EBITDA reported by other companies. Our EBITDA and adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, depreciation and amortization which are necessary to operate our business or which we otherwise incurred or experienced in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

(Dollar amounts in millions)
Year Ended December 31, 2009	OSB	Siding	EWP	Other	Corporate	Total
Sales	$406.2	$373.8	$157.7	$117.0	$—	$1,054.7

Depreciation and amortization	35.2	18.5	12.2	10.7	3.4	80.0
Cost of sales and selling and administrative	427.9	326.0	177.8	104.1	73.1	1,108.9
(Gain) loss on sale or impairment of long lived assets					(2.5)	(2.5)
Other operating credits and charges, net					1.6	1.6

Total operating costs	463.1	344.5	190.0	114.8	75.6	1,188.0

Income (loss) from operations	(56.9)	29.3	(32.3)	2.2	(75.6)	(133.3)
Total non-operating income (expense)					(36.1)	(36.1)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(56.9)	29.3	(32.3)	2.2	(111.7)	(169.4)
Provision (benefit) for income taxes					(63.4)	(63.4)
Equity in (income) loss of unconsolidated affiliates	8.7		0.9	1.4		11.0

Income (loss) from continuing operations	(65.6)	29.3	(33.2)	0.8	(48.3)	(117.0)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(65.6)	29.3	(33.2)	0.8	(48.3)	(117.0)
Income tax benefit					(63.4)	(63.4)
Interest expense, net of capitalized interest					71.6	71.6
Depreciation and amortization	35.2	18.5	12.2	10.7	3.4	80.0

EBITDA from continuing operations	(30.4)	47.8	(21.0)	11.5	(36.7)	(28.8)

Stock based compensation expense	0.7	0.6	0.5	—	5.6	7.4
(Gain) loss on sale or impairment of long lived assets					(2.5)	(2.5)
Realized gain on long term investments					(18.7)	(18.7)
Investment income					(26.1)	(26.1)
Other operating credits and charges, net					1.6	1.6
Other than temporary investment impairment					2.0	2.0
Early debt extinguishment					20.7	20.7

Adjusted EBITDA from continuing operations	$(29.7)	$48.4	$(20.5)	$11.5	$(54.1)	$(44.4)

Year Ended December 31, 2008	OSB	Siding	EWP	Other	Corporate	Total
Sales	$621.5	$423.8	$234.5	$96.4	$—	$1,376.2

Depreciation and amortization	49.6	20.5	15.8	9.0	5.5	100.4
Cost of sales and selling and administrative	715.8	400.5	259.4	91.1	79.8	1,546.6
(Gain) loss on sale or impairment of long lived assets					9.0	9.0
Goodwill impairment					273.5	273.5
Other operating credits and charges, net					90.3	90.3

Total operating costs	765.4	421.0	275.2	100.1	458.1	2,019.8

Loss from operations	(143.9)	2.8	(40.7)	(3.7)	(458.1)	(643.6)
Total non-operating income (expense)					(109.7)	(109.7)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(143.9)	2.8	(40.7)	(3.7)	(567.8)	(753.3)
Provision (benefit) for income taxes					(202.0)	(202.0)
Equity in (income) loss of unconsolidated affiliates	11.3		(0.5)	3.2		14.0

Income (loss) from continuing operations	(155.2)	2.8	(40.2)	(6.9)	(365.8)	(565.3)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(155.2)	2.8	(40.2)	(6.9)	(365.8)	(565.3)
Income tax benefit					(202.0)	(202.0)
Interest expense, net of capitalized interest					49.1	49.1
Depreciation and amortization	49.6	20.5	15.8	9.0	5.5	100.4

EBITDA from continuing operations	(105.6)	23.3	(24.4)	2.1	(513.2)	(617.8)

Stock based compensation expense	1.3	0.7	0.6	0.1	7.0	9.7
(Gain) loss on sale or impairment of long lived assets					9.0	9.0
Other operating credits and charges, net					90.3	90.3
Investment income					(38.4)	(38.4)
Other than temporary investment impairment					118.6	118.6
Goodwill impairment					273.5	273.5

Adjusted EBITDA from continuing operations	$(104.3)	$24.0	$(23.8)	$2.2	$(53.2)	$(155.1)

Year Ended December 31, 2007	OSB	Siding	EWP	Other	Corporate	Total
Sales	$823.8	$448.9	$331.6	$100.6	$—	$1,704.9

Depreciation and amortization	62.5	17.7	15.7	6.5	5.5	107.9
Cost of sales and selling and administrative	938.5	397.6	307.6	97.1	78.4	1,819.2
(Gain) loss on sale or impairment of long lived assets					56.8	56.8
Other operating credits and charges, net					(12.5)	(12.5)

Total operating costs	1,001.0	415.3	323.3	103.6	128.2	1,971.4

Loss from operations	(177.2)	33.6	8.3	(3.0)	(128.2)	(266.5)
Total non-operating income (expense)					(4.1)	(4.1)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(177.2)	33.6	8.3	(3.0)	(132.3)	(270.6)
Benefit for income taxes					(133.4)	(133.4)
Equity in (income) loss of unconsolidated affiliates	17.5		(2.7)	3.3		18.1

Income (loss) from continuing operations	(194.7)	33.6	11.0	(6.3)	1.1	(155.3)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(194.7)	33.6	11.0	(6.3)	1.1	(155.3)
Income tax benefit					(133.4)	(133.4)
Interest expense, net of capitalized interest					35.3	35.3
Depreciation and amortization	62.5	17.7	15.7	6.5	5.5	107.9

EBITDA from continuing operations	(132.2)	51.3	26.7	0.2	(173.2)	(227.2)

Stock based compensation expense	0.8	0.4	0.3	0.1	5.5	7.1
(Gain) loss on sale or impairment of long lived assets					56.8	56.8
Investment income					(81.7)	(81.7)
Other operating credits and charges, net					(12.5)	(12.5)
Other than temporary investment impairment					20.9	20.9

Adjusted EBITDA from continuing operations	$(131.4)	$51.7	$27.0	$0.3	$(102.5)	$(154.9)

RESULTS OF OPERATIONS

We reported a net loss attributable to LP of $121.4 million ($1.12 per diluted share) in 2009, which was comprised of a loss from continuing operations of $116.1 million ($1.07 per diluted share) and a loss from discontinued operations of $5.3 million ($0.05 per diluted share). This compares to a net loss of $578.8 million ($5.62 per diluted share) in 2008, which was comprised of a loss from continuing operations of $565.1 million ($5.49 per diluted share) and a loss from discontinued operations of $13.7 million ($0.13 per diluted share). We reported a net loss of $179.9 million ($1.73 per diluted share) in 2007, which was comprised of loss from continuing operations of $155.3 million ($1.50 per diluted share) and a loss from discontinued operations of $24.6 million ($0.23 per diluted share).

Sales in 2009 were $1.1 billion, a decrease of 23% from 2008 sales of $1.4 billion. Sales in 2008 as compared to 2007 were lower by 19%. The decrease in 2009 was primarily due to significantly reduced volumes across all product lines as the North America housing market slowed significantly as compared to 2008. The decreases in 2008 were largely attributable the slowing housing market and changes in OSB pricing, which is discussed further below.

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

It is estimated for 2009 that OSB accounted for approximately 59% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2009 housing starts) was 25.6 billion square feet with the OSB market comprising an estimated 15.0 billion square feet of this market. Based upon our production in 2009 of 2.7 billion square feet (including our joint venture OSB mill with Canfor Corporation), we account for 17% of the North American OSB market and 10% of the overall North American structural panel market.

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

OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages (for the year ended December 31, 2009) include wood (31%), resin and wax (18%), labor and burden (18%), utilities (8%) and manufacturing and other (25%).

Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2009	2008	2007	2009 – 2008	2008 – 2007
Sales	$406.2	$621.5	$823.8	(35%)	(25%)
Operating profits (losses)	$(65.6)	$(155.2)	$(194.7)	58%	20%
Adjusted EBITDA from continuing operations	$(29.7)	$(104.3)	$(131.4)	72%	21%

Percent changes in average sales prices and unit shipments for the year ended 2009 compared to 2008 and 2008 compared to 2007 were as follows:

	2009 versus 2008		2008 versus 2007
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(1%)	(31%)	5%	(29%)

2009 compared to 2008

OSB prices remained relatively flat in 2009 as compared to 2008; however the pricing is significantly below cycle average pricing due to dramatically lower demand from housing. The decrease in selling prices unfavorably impacted net sales and operating losses by about $5 million for the year ended December 31, 2009 as compared to the corresponding period of 2008. As compared to 2008, the decline in sales volume was primarily due to our decision to operate our facilities to maximize cash flow, and accordingly, to set minimum pricing levels in various regions which we would not sell below. In order to manage to our lower sales demand, we continued the curtailment of our Silsbee, TX; Athens, GA; Chambord, Quebec, and Thomasville, AL operations as well as other production curtailments throughout our system to balance supply and demand. Prior to year end, we decided to permanently shutdown the Silsbee, TX and Athens, GA operations and now hold those facilities for sale for non-OSB production. Operations at the other indentified non-operating locations are expected to remain curtailed throughout 2010.

Compared to 2008, the primary factors for decreased operating losses were reductions in operating costs due to reduced sales volumes, lower prices on petroleum based raw materials used in manufacturing and a decrease in our Canadian dollar denominated manufacturing costs.

2008 compared to 2007

OSB prices increased slightly during 2008 as compared to 2007; however the pricing remains weak as compared to cycle average pricing due to dramatically lower demand for housing. The increase in selling price favorably impacted net sales and operating losses by approximately $25 million for the year ended December 31, 2008 as compared to the corresponding period of 2007. As compared to 2007, the decline in sales volume was primarily due to the curtailment of our Silsbee, TX operation in the fourth quarter of 2007, Athens, GA, Chambord, Quebec, and Thomasville, AL operations in the fourth quarter of 2008, as well as other production curtailments to balance supply and demand.

Compared to 2007, the primary factors, along with the increased sales prices, for decreased operating losses were reduced sales volumes since we were in a loss position. While costs increased due to higher prices for petroleum based products used in manufacturing and less absorption of fixed costs due to curtailed operations, we improved the overall financial results by curtailing certain operations.

Siding

Our siding segment produces and markets wood-based siding and related accessories, interior hardboard (exited in mid-2009) and commodity OSB products. We believe that we are a leading wood composite exterior siding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.

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

Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment were as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2009	2008	2007	2009 – 2008	2008 – 2007
Sales	$373.8	$423.8	$448.9	(12%)	(6%)
Operating profits (losses)	$29.3	$2.8	$33.6	946%	(92%)
Adjusted EBITDA from continuing operations	$48.4	$24.0	$51.7	102%	(54%)

Sales in this segment by product line were as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2009	2008	2007	2009 – 2008	2008 – 2007
SmartSide® siding	$294.0	$315.5	$345.7	(7%)	(9%)
Commodity OSB	28.1	34.6	23.8	(19%)	45%
Canexel siding and other hardboard related products	51.7	73.7	79.4	(30%)	(7%)

Total	$373.8	$423.8	$448.9	(12%)	(6%)

Percent changes in average sales prices and unit shipments for the year ended 2009 compared to 2008 and 2008 compared to 2007 are as follows:

	2009 versus 2008		2008 versus 2007
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	3%	(8%)	2%	(10%)
Commodity OSB	(2%)	(15%)	7%	40%
Canexel siding	(4%)	(20%)	(2%)	(11%)

2009 compared to 2008

Sales volumes were lower across SmartSide® siding, commodity OSB and Canexel siding due to significantly reduced housing starts. Our SmartSide business was able to partially offset these declines through improvements in the repair and remodel markets. Our Canexel sales were also adversely affected by our decision to exit our doorskin and 16’ siding business in early 2009. Sales prices in our SmartSide® siding product line for 2009 as compared to 2008 were slightly higher due to changes in product mix with specific product prices remaining generally constant. In our Canexel product line, sales prices decreased in 2009 as compared to 2008 due to the impact of the weakening Canadian dollar as a majority of these sales are made in Canada, as well as the changing product mix as we exited the doorskin and 16’ siding lines.

Overall, the improvement in operating results for our siding segment for 2009 compared to 2008 was primarily due to reductions in the cost of petroleum-based raw materials, optimized production scheduling and efficiencies in other manufacturing costs.

2008 compared to 2007

Sales volumes declined for both our SmartSide® and Canexel siding lines due to reduced demand caused by significantly reduced housing starts. Sales prices in our SmartSide® siding product line increased due to changes in product mix, with specific product prices remaining generally constant. Sales declined for our Canexel product line in 2008 as compared to 2007 due to the impact of the weakening Canadian dollar as a majority of these sales are made in Canada.

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

Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2009	2008	2007	2009 – 2008	2008 – 2007
Sales	$157.7	$234.5	$331.6	(33%)	(29%)
Operating profits (losses)	$(33.2)	$(40.2)	$11.0	17%	(465%)
Adjusted EBITDA from continuing operations	$(20.5)	$(23.8)	$27.0	14%	(188%)

Sales in this segment by product line were as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2009	2008	2007	2009 – 2008	2008 – 2007
LVL / LSL	$74.0	$96.2	$137.4	(23%)	(30%)
I-joist	63.6	92.1	136.1	(31%)	(32%)
Related products	20.1	46.2	58.1	(56%)	(20%)

Total	$157.7	$234.5	$331.6	(33%)	(29%)

Percent changes in average sales prices and unit shipments for the year ended 2009 compared to 2008 and 2008 compared to 2007 are as follows:

	2009 versus 2008		2008 versus 2007
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(7%)	(18%)	(10%)	(21%)
I-joist	(4%)	(28%)	(4%)	(29%)

2009 compared to 2008

Sales volumes declined in both LVL/LSL and I-joist products during 2009 as compared to 2008. These declines were attributed to significantly reduced level of housing starts. Net average selling prices declined as we continued to see price pressure caused by lower demand. Additionally, during the second half of 2008, we introduced LSL which is a lower priced substitute for LVL in certain applications.

Results of operations for EWP for the year ended December 31, 2009 as compared to the prior year improved primarily due to continued improvements at our LSL mill and reductions in segment selling and administrative costs. Offsetting these improvements were the reductions in sales prices.

2008 compared to 2007

Sales volumes declined in both LVL and I-Joist products. These declines were attributed to a significant slowdown in the housing market. Net average selling prices declined as we continued to see price pressure caused by lower demand. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Additionally during 2008, this segment absorbed the start-up losses attributable to the Houlton, Maine LSL mill as we incurred all the expenses associated with the start-up but produced minimal saleable product.

Results of operations for EWP for the year ended December 31, 2008 as compared to the prior year were lower primarily due to much lower sales volume which increased our conversion costs, reductions in sales prices and start-up costs associated with our Houlton LSL mill. Additionally, we saw increases in raw material costs for veneer while OSB and lumber cost remained relatively consistent with the prior year.

Other

Our other products category includes our moulding business, South American operations (including our Brazilian and Chilean OSB facilities) and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2009	2008	2007	2009 – 2008	2008 – 2007
Sales	$117.0	$96.4	$100.6	21%	(4%)
Operating profits (losses)	$0.8	$(6.9)	$(6.3)	115%	(10%)
Adjusted EBITDA from continuing operations	$11.5	$2.2	$0.3	423%	633%

Sales in this segment by product line were as follows:

(in millions)				Increase (decrease)
Year ended December 31,	2009	2008	2007	2009 – 2008	2008 – 2007
Mouldings	$29.3	$31.2	$35.6	(6%)	(12%)
Chilean operations	46.3	49.5	41.7	(6%)	19%
Brazilian operation	32.8	4.3	—	663%
Other	8.6	11.4	23.3	(25%)	(51%)

Total	$117.0	$96.4	$100.6	21%	(4%)

2009 compared to 2008

In our moulding business, we saw a slight decline in sales due to several one-time charges associated with customer incentives related to development of a new business relationship with Home Depot. In our Chilean operations, we saw lower volumes and pricing as compared to 2008 due to increased imports into Chile, however operating results increased significantly due to one of our Chilean operations being curtailed during 2009 which reduced our costs and allowed us to maximize the production at the one operating facility. For the Brazil operations, this was our first full year of operations. In our joint venture that produces and sells cellulose insulation, operations improved from the previous year as there was increased demand through retail channels. Overall, operating results associated with these activities were positively impacted by improvements in our Chilean operations, the performance of our U.S. Greenfiber joint venture and reductions in carrying costs of our non-operating facilities.

2008 compared to 2007

In our moulding business, we saw a decline in sales volumes due to reduced retail demand as a result of the general softening in the economy. In our South American operations, sales pricing as well as volumes increased as we continued to penetrate the South American markets with the addition of a second mill in Chile as well as our acquisition of a 75% interest in a Brazilian OSB facility. In the later portion of 2008, the South American markets began to experience similar economic issues as the rest of our operations and saw dramatic reductions in sales volumes. In our joint venture that produces and sells cellulose insulation, we saw increases in our paper and chemical costs, the primary raw materials. We also experienced reduced sales due to the overall decline in new home construction. Offsetting these declines was a reduction in legal expenses associated with a matter at one of our non-operating facilities which was settled in the fourth quarter of 2007. Overall, the operating results of this category were lower primarily due to softening demand caused by a declining housing market and a worsening global economy.

GENERAL CORPORATE AND OTHER EXPENSE, NET

Net general corporate expense was $76.5 million in 2009 as compared to $85.3 million in 2008 and $83.9 million in 2007. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The decrease in 2009 as compared to 2008 was due to the “right sizing” initiatives implemented in the later portion of 2008 which reduced management headcount, eliminated corporate aircraft operations, limited corporate research and development and significantly reduced discretionary spending. Offsetting these decreases, were accruals for management incentive pay as we substantially exceeded plan targets for 2009. No management incentive pay was accrued in either 2008 or 2007 due to weaker financial performance. Additionally, we saw higher health care costs in 2009 as compared to 2008. The increase in 2008 as compared to 2007 was primarily due to increases in sales and marketing.

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

NON-OPERATING INCOME (EXPENSE)

In 2009, net non-operating expense was $36.1 million compared to $109.7 million in 2008 and $4.1 million in 2007. Components of non-operating income (expenses) were as follows:

(Dollars in millions)
Year ended December 31,	2009	2008	2007
Foreign currency gains (losses)	$13.4	$19.6	$(29.6)
Investment income (loss)	26.1	36.7	79.8
Realized gains and losses from investments	18.7	—	—
Dividends from cost investments	—	1.7	1.9
Other than temporary impairment	(2.0)	(118.6)	(20.9)
Interest expense	(68.7)	(52.1)	(53.6)
Amortization of debt charges	(3.0)	(0.6)	(0.6)
Capitalized interest	0.1	3.6	18.9
Early debt extinguishment	(20.7)	—	—

	$(36.1)	$(109.7)	$(4.1)

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

DISCONTINUED OPERATIONS

Included in discontinued operations for 2009, 2008 and 2007 are the results of the operations of mills that have been closed and plan to be divested under our various restructuring plans. These operations include our decking facilities and residual losses of mills divested in past years. The results of operations were as follows:

(in millions)
Year ended December 31,	2009	2008	2007
Sales	$—	$—	$28.3
Operating losses	$(8.6)	$(22.3)	$(40.1)

All sales shown in LP’s discontinued operations are attributable to our decking operations.

2009 compared to 2008

Included in the loss on discontinued operations for 2009 is an increase in our warranty reserves associated with discontinued products of $4.9 million as well as residual costs associated with mills that have been previously discontinued and sold.

2008 compared to 2007

Included in the loss on discontinued operations for 2008 is an increase in our decking warranty reserves of $17.2 million based upon significant increases in recent warranty claim activity as well as residual costs associated with mills that have been previously discontinued and sold.

INCOME TAXES

In total, we recorded a tax benefit in continuing operations of $63.4 million in 2009, $202.0 million in 2008, $133.4 million in 2007. For the year ended December 31, 2009, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to our foreign debt structure and state income taxes. Additionally, during 2009, we established a $7.5 million valuation allowance on certain state tax net operating loss carry forwards. For the year ended December 31, 2008, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to our foreign debt structure, state income taxes and the write-off of our goodwill. For the year ended December 31, 2007, the primary differences between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to our foreign debt structure, state income taxes, a reduction in our Canadian deferred tax liabilities due to an enacted decrease in the statutory income tax rate and the favorable resolution of an outstanding state tax contingency. We paid $11.8 million of cash taxes and received $91.1 million in cash tax refunds in 2009 and expect to receive $52.7 million in related refunds from prior years in 2010.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 15 of the Notes to the financial statements included in item 8 of this report. We estimate that our net periodic pension cost for 2010 will be approximately $6.4 million. This estimate assumes that we will have no curtailment or settlement expenses in 2010. If a curtailment or settlement does occur in 2010, this estimate may change significantly. We estimate that we will contribute approximately $10 to $12 million to our defined benefit pension plans in 2010.

At December 31, 2009, we had a net actuarial loss of $104.2 million ($64.7 million, net of tax) in accumulated other comprehensive loss that had not yet been recognized as components of net periodic pension cost. Of the amounts included in accumulated other comprehensive loss as of December 31, 2009, we expect to recognize a net actuarial loss of $4.7 million ($2.9 million, net of tax) as components of net periodic pension cost in 2010, which will account for approximately 73% of our estimated 2010 net periodic pension cost.

The calculation of our net periodic pension cost is based on numerous actuarial assumptions. Our pension expense is most sensitive to changes in our assumptions regarding the long-term rate of return on assets and the discount rate.

For our U.S. plans, which account for approximately 82% of the total assets of our defined benefit pension plans, we used a long-term rate of return assumption of 7.5% to calculate the 2009 net periodic pension cost. This assumption is based on information supplied by the plan advisors for our U.S. plans based on the expected returns on the portfolio of assets in those plans. We will continue to monitor the expected long-term rate of return of our pension plan investments and adjust our assumed rate of return as necessary. Additionally, to reduce the impact of market value fluctuations on net periodic pension cost, we use an asset smoothing method that recognizes annual investment gains and losses over four years. We used a long-term rate of return assumption of 7.5% to calculate our 2010 estimated pension expense. A change of 0.5% in the long-term rate of return assumption would change our estimated 2010 net periodic pension cost by approximately $1.3 million.

For our U.S. plans, which account for more than 85% of the total benefit obligations of our defined benefit pension plans, we used a discount rate assumption of 5.75% at our December 31, 2009 measurement date. This rate is intended to reflect the rates at which the obligations could be effectively settled at that date. We use corporate bond yields published by a recognized financial institution as an indicator of potential settlement rates. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. The discount rate from the December 31, 2008 measurement date of 6.2% was used in the determination of the 2009 net periodic pension cost. A change of 0.5% in the discount rate would change our estimated 2010 net periodic pension cost by approximately $0.9 million.

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

Cumulative statistics as of December 31, 2009, 2008 and 2007 under hardboard settlements were as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Requests for claims	96,000	81,500	64,700
Completed claims received	80,900	66,800	50,200
Completed claims pending	2,100	3,500	1,000
Claims dismissed	12,900	12,100	10,200
Claims paid	65,900	51,200	39,000

The average payment amount for settled claims as of December 31, 2009 was approximately $1,000 and for December 31, 2008 and 2007 was approximately $1,100. Dismissal of claims is typically the result of claims for products not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

Operating Activities

During 2009, we generated $60.8 million of cash from operations as compared to a use of cash of $142.5 million in 2008. The increase in cash provided by operations was related to an intense focus on cash generation as well as lower operating losses. During 2009, due to the depressed new construction market, we curtailed operating production schedules at many of our facilities and reduced inventories throughout our process which allowed us to reduce our inventories by $57.2 million. During the year, we received tax refunds of $79.3 million (net of payments). Trade receivables increased by $20.0 million due to higher sales in December of 2009 as compared to the same period of 2008. As of December 31, 2009, our trade receivables balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Non-trade receivables decreased by $51.9 million due to lower income tax receivable due to lower losses. Our accounts payable increased from the prior year primarily due to the increases in interest payable associated with the debt issued in 2009 and accruals for management incentive programs, with minimal increases in trade payables. During the year, we made $12.9 million in contingency payments.

During 2008, we used $142.5 million of cash in operations as compared to $9.6 million in 2007. The increase in cash used in operations was due to continued operating losses and increases in cash payments for contingencies. During 2008, inventories decreased by $29.9 million resulting from the reductions in demand caused by slowing new construction activities offset by an increase in inventories associated with the inclusion of the Brazil operation in late 2008. Accounts receivable declined by $35.4 million due to significantly reduced sales during December 2008 compared to 2007, with the percentage current remaining consistent with prior years. During 2008, we received $124.5 million in tax refunds and paid $73 million in legal settlements.

During 2007, we used $9.6 million of cash from operations compared to net cash provided by operating activities of $191.9 million in 2006. The decrease in cash provided by operations in 2007 was primarily a result of operating losses due to reduced commodity OSB pricing in our OSB business compared to the same period of 2006. This reduction adversely affected our results from operations by approximately $307 million for the year or approximately $188 million after tax. During 2007, inventories decreased by $32.6 million due to the reductions in demand resulting from the slowing new construction market. Accounts receivable declined by $42.1 million due to significantly reduced sales during December 2007 with the percentage current remaining consistent with prior years. During 2007, we received $44.3 million in tax refunds and paid $14 million associated with contingencies.

Investing Activities

During 2009, we generated $125.6 million in cash from investing activities. Capital expenditures for 2009 were $9.6 million primarily related to maintenance capital. We received $50.3 million on the sale of investments with maturities in excess of 90 days. We also generated $57.5 million in cash from the release of restricted cash related to the resolution of certain litigation matters as well as the refinancing of certain long-term obligations which no longer required cash collateralization. We received $20.0 million in principal payments on our notes receivable from asset sales and $7.8 million on the sale of assets. Additionally, included in accounts payable is $1.2 million related to capital expenditures that had not yet been paid as of December 31, 2009.

During 2008, we generated approximately $111.0 million in cash from investing activities. Capital expenditures for 2008 were $99.4 million and related primarily to the costs associated with our LSL facility in Houlton, Maine. We also paid $56.5 million to purchase a 75% interest in an OSB mill in Brazil. Additionally, we contributed $5.5 million to our joint ventures for working capital requirements. We also used approximately $216.0 million to purchase investments with maturities in excess of 90 days and received $421.6 million on the sale of these types of investments. We received $74.4 million in principal payments on our notes receivable from asset sales. Additionally, included in accounts payable is $2.0 million related to capital expenditures that had not yet been paid as of December 31, 2008.

During 2007, we generated approximately $122.9 million of cash from investing activities. Capital expenditures for 2007 were $335.5 million and related primarily to the costs associated with our OSB mill in Alabama and LSL facility in Houlton, Maine that were under construction. Additionally, we contributed $5.8 million to our joint venture with Canfor Corporation for working capital requirements. We also used approximately $2.0 billion to purchase investments with maturities in excess of 90 days and received $2.5 billion on the sale of these types of investments. During the year, we recognized proceeds from asset sales of approximately $19.5 million. Additionally, included in accounts payable is $30.3 million related to capital expenditures that were not paid for as of December 31, 2007.

Capital expenditures in 2010 are expected not to exceed $25 million related to projects critical for continuing operations.

Financing Activities

In 2009, net cash provided by financing activities was $115.9 million. During 2009, we borrowed $320.5 million in long-term debt which was comprised of $281.3 million from the sale of 375,000 units (discussed below) and $39.0 million of Chilean long-term debt and various other debt and capital lease obligations. We also repaid $318.8 million in long-term debt which included $20.0 million associated with our limited recourse notes payable, $39 million outstanding under a credit facility associated with our Chilean facility, $139.8 million associated with our Senior Notes due in 2010, $95.3 million associated with Senior Secured Notes due in 2017 and $7.6 million associated with an industrial revenue bond. Additionally, we received net proceeds of $132.3 million from the issuance and sale of 20.7 million shares of stock through a public offering and paid $15.8 million in transaction costs associated with the various financing activities.

In March 2009, we issued and sold 375,000 Units consisting of (1) $375 million principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of our common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The units were issued at a discount to the principal amount at maturity of the notes included therein resulting in aggregate gross proceeds of $281.3 million. Simultaneous with the closing of the unit sale, we used a portion of the proceeds to retire $126.6 million aggregate principal amount of our 8.875% Senior Notes due 2010 for $126.0 million. Under the terms of the indenture governing our Senior Secured Notes due in 2017, we were permitted, with the net proceeds of certain equity offerings, to redeem up to 35% of the aggregate principal amount at maturity of such Notes at a redemption price equal to 113% of their accreted value, plus accrued and unpaid interest. In September 2009, we completed a public offering of 20.7 million shares of common stock, which included the exercise of the overallotment option of 2.7 million shares, at a per share price of $6.75, raising $139.7 million before offering costs. In connection with the offering, we paid $7.0 million in underwriting discounts and commissions and approximately $0.4 million in expenses. The net proceeds of the offering were $132.3 million a portion of which were used (in November 2009) to redeem 35% of our Senior Secured Notes due in 2017 ($131.3 million principal amount at maturity) at a price of $858.14 per $1,000 principal amount at maturity or $112.6 million. In connection with this repurchase, we recorded a loss on early debt extinguishment of $21.1 million which included $3.7 million associated with the write-off of the related financing costs.

In 2008, net cash used in financing activities was $230.5 million. During 2008, we repaid our $125 million Canadian term loan (equivalent to $100.8 million in U.S. dollars at the time of payment) at maturity and also terminated and paid all amounts outstanding under our Canadian demand facility. We also repaid $74.0 million of our limited recourse notes payable and paid cash dividends of $31.0 million. Additionally, we borrowed $14.0 million under a long term credit facility to fund our Chilean expansion.

In 2007, net cash used by financing activities was $19.6 million as compared to $278.5 million in 2006. In 2007, we borrowed $41.0 million under a revolving credit facility to support general operating requirements in our Canadian locations and borrowed $23.0 million under a secured long-term credit facility to fund our Chilean expansion. We paid cash dividends of $62.4 million and repurchased stock at a cost of $23.6 million.

CREDIT AGREEMENTS

During 2009, we entered into a new credit facility, which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in September of 2012, so long as we maintain on deposit with the agent for the credit facility at all times until our 8.875% Senior Notes due August 15, 2010 have been paid in full an amount of cash or cash equivalents sufficient to pay all principal of and interest on such Notes when due and satisfy certain other conditions (with any failure to do so being an event of default under the credit facility). As of December 31, 2009, the principal amount outstanding under such Notes was $60.0 million.

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $50 million. At December 31, 2009, we had $50.9 million of unused borrowing base capacity under the credit facility, resulting from a borrowing base of $65.2 million less $14.3 million of outstanding non-cash collateralized letters of credit. However, because our fixed charge coverage ratio at December 31, 2009 was less than 1.1 to 1.0 we were effectively precluded from utilizing $50 million of this capacity (other than cash-collateralized letters of credit, as described below, subject to the applicable letter of credit sublimits). The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $50 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At December 31, 2009, we had no borrowings outstanding under the facility. In addition to the $14.3 million of non-cash collateralized letters of credit mentioned above, there were outstanding under the facility at December 31, 2009, $17.5 million letters of credit which were collateralized by $18.4 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect our fixed charge coverage ratio to be less than 1.1 to 1.0 at December 31, 2009 and throughout 2010, and, accordingly to remain subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility will continue to be constrained to an amount that does not exceed the excess of our adjusted borrowing base over $50 million.

Subject to certain exceptions, obligations under the credit facility are secured by, among other things, a first-priority lien on our present and future receivables, inventory and certain general intangibles, and by a second-priority lien on substantially all of our domestic property, plant and equipment, and are guaranteed by certain of our subsidiaries.

The credit facility contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including certain financial covenants as well as restrictions on, among other things, our ability to: incur debt; incur liens; declare or make distributions to our stockholders; make loans and investments; repay debt; enter into mergers, acquisitions and other business combinations; form or acquire subsidiaries; amend or modify our governing documents; enter into hedging arrangements; engage in other businesses other than our business as currently conducted; and enter into transactions with affiliates. The credit facility also contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.

Obligations under the indenture governing our Senior Secured Notes due 2017 are, in general, secured by a first-priority lien on the collateral that secures obligations under the credit facility on a second-priority basis, and by a second-priority lien on the collateral that secures obligations under the credit facility on a first-priority basis, subject to the terms of an intercreditor agreement, and are guaranteed by the subsidiaries that guarantee obligations under the credit facility.

The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of defaults, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

During 2009, in connection with the entering into the Loan Agreement mentioned below, Louisiana Pacific Chile SA (LP Chile), our wholly owned subsidiary, terminated its committed term credit facility with a Chilean bank, which provided for up to $40 million of borrowings. The ability to draw from this facility ended in December 2008 and repayment was to begin in March 2010. The outstanding amount of this loan was $39 million as of the date of termination and was secured by $39 million of restricted cash.

As part of our refinancing strategy, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million). The loan agreement has a term of 10 years with semi annual principal payments beginning in June of 2012. The loan bears interest at UF plus 5.50% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. Additionally, LP is required to maintain a letter of credit for the benefit of the lender in an amount equal to approximately 45% of the outstanding balance, subject to reduction based upon attainment of certain financial tests. LP established such letter of credit in the amount of $17.5 million, which is cash collateralized by approximately $18.4 million of cash. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 5.5 for 2010, 3.2 for 2011 and 2.5 for the remainder of the loan period and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

OTHER LIQUIDITY MATTERS

As of December 31, 2009, we had $26.3 million ($96.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Since the auctions began failing in August 2007, interest is reset at stipulated rates. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

The ARS investments held by us all had ratings consistent with our investment policy guidelines at the time of purchase, all had AAA or equivalent credit ratings (except for one corporate ARS rated AA). With the liquidity issues experienced in global credit and capital markets, the ARS held by us at December 31, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of December 31, 2009, all but one of our ARS securities continue to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security unless and until a more senior tranche is paid. This investment was fully written off in 2009. The table below provides additional detail as to the composition of our auction rate securities as well as the year of issue.

(dollars in millions)
As of December 31, 2009	Original cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003 - 2004
Collateriazed Debt Obligations	25.6	2003 - 2004
Credit Linked Notes	35.3	2007
Corporate	5.9	2006

	$96.8

During 2009, we sold $55.0 million (par value) of our ARS to Deutsche Bank (DB) pursuant to a tender offer for $21.5 million plus accrued interest. As part of this transaction, we recorded a gain on sale of securities of $18.7 million, which represents a recovery of losses previously recorded as other than temporary impairments. The sale to DB does not affect our ability to pursue the ARS-related legal action initiated in 2009.

The estimated market value of our ARS holdings at December 31, 2009 was $26.3 million, which reflects a $70.5 million adjustment to the par value of $96.8 million. Based upon our evaluation of the structure of our ARS holdings and current market estimates of fair value from issuing banks, we recorded other-than-temporary impairments of $2.0 million ($1.2 million after tax) as a non-operating income (expense). In addition, at December 31, 2009, the value of the remaining credit linked notes and bank trust preferred notes were determined to be higher than the value at December 31, 2008 by $18.8 million ($11.8 million after tax). This increase was recorded as other comprehensive income in 2009. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.

We review our marketable securities routinely for other-than-temporary impairment. The primary factors we use to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating) and the underlying collateral, (iii) the length of time that the cost of the security has exceeded its fair value and (iv) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.

Contingency Reserves

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $40.8 million at December 31, 2009, of which $10 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 20 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2009 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2010	2011	2012	2013	2014
Long-term debt[1]	$224.3	$42.5	$55.0	$133.2	$39.6
Operating leases	6.4	6.1	5.5	2.4	2.5
Purchase obligations[2]	1.0	1.0
Other long-term obligations[3]	2.0

Total contractual cash obligations	$233.7	$49.6	$60.5	$135.6	$42.1

[1]	Includes expected interest payments as well as debt maturities.
[2]

The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw materials. Purchase orders made in the ordinary course of business are excluded from the above table and are cancelable without significant penalty.

[3]

Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Current pension funding regulations require LP to contribute $1 to $2 million in 2010 to its defined benefit pension plans, and we have included $2 million in the table above. However, LP anticipates contributing approximately $10 million to $12 million in 2010. Future years are not estimable due to the large number of factors involved in determining minimum pension funding.

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

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. Our retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the “Investments in and advances to affiliates” reflected on our consolidated balance sheet as of December 31, 2009.

In accordance with SFAS No. 140, the QSPE is not included in our consolidated financial statements and the assets and liabilities of the QSPE are not reflected on our consolidated balance sheet. The QSPE’s assets have been removed from our control and are not available to satisfy claims of our creditors (except to the extent of our retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied). In general, the creditors of the QSPE have no recourse to our assets, other than our retained interest. However, under certain circumstances, we may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations, which are fully cash collateralized, associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. Our maximum exposure in this regard was approximately $41 million as of December 31, 2009.

In response to the adoption of ASC Topic 860, “Transfers and Servicing” (ASC 860) and ASC Topic 810 “Consolidation” 810. Under ASC 860, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes, and formerly qualifying special-purpose entities need to be evaluated for consolidation. We are still evaluating the impact of this adoption and we may be required to reconsolidate this entity as of January 1, 2010. If we are required, the impact on our consolidated financial statements would be an increase to our assets of approximately $368 million, an increase to our liabilities of approximately $369 million and a reduction in our net equity of approximately $1 million. Specifically our assets would increase $410 million in “Notes receivable from asset sales”, a decrease in our “Advances to and investments in affiliates” of $45 million; an increase in our “Restricted cash” of $2 million and an increase in our “Deferred debt cost” of $1 million. Our liabilities would change by an increase in “Accounts payable and accrued liabilities” of $0.2 million, and an increase in “Long-term debt” of $369 million. Our equity would change by a reduction in “Retained earnings” of $0.8 million.

In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers are used to fund payments required for the notes payable. To date, all installments (2006, 2008 and 2009) under these notes have been received and the corresponding installments under the notes payable have been paid. The next installment is due in 2010. The notes receivable are classified as current and long-term “Notes receivable from asset sales” and the notes payable are classified as current and long-term “Limited recourse notes payable” on the financial statements included in item 8 of this report.

DIVIDEND

For 2008, we paid quarterly dividends of $0.15 in February and May for a total of $31 million and thereafter suspended further dividend payments indefinitely. For 2007, we paid quarterly dividends of $0.15 each quarter for a total of $62.4 million.

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2009, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that the carrying value of those facilities was not impaired. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

As of December 31, 2009, our outstanding debt bears interest at fixed rates and accordingly is not sensitive to interest rate changes.

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar, Brazilian real and the Chilean peso. Although we have in the past entered into foreign exchange contracts associated with certain of our indebtedness and may continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk, we historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 4.9 billion square feet ( 3/8” basis) or 4.2 billion square feet ( 7/16” basis), a $1 change in the annual average price on  7/16” basis would change annual pre-tax profits by approximately $4.2 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, expected volumes will be significantly below our capacity.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted accounting guidance related to accounting and reporting for non-controlling interests in a subsidiary codified under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810 “Consolidation” on January 1, 2009 and accounting guidance related to accounting for uncertainty in income taxes codified under ASC 740 “Income Taxes” on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee

March 1, 2010

Consolidated Balance Sheets

Dollar amounts in millions

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$394.1	$97.7
Short-term investments	—	21.4
Receivables, net of allowance for doubtful accounts of $1.2 million at December 31, 2009 and December 31, 2008	59.8	43.8
Income tax receivable	52.7	94.2
Inventories	140.4	190.4
Prepaid expenses and other current assets	6.2	9.9
Deferred income taxes	1.4	25.3
Current portion of notes receivable from asset sales	115.1	20.0
Assets held for sale	69.1	34.4

Total current assets	838.8	537.1

Timber and timberlands	50.6	55.6

Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	123.4	130.6
Buildings	283.0	287.8
Machinery and equipment	1,671.3	1,817.6
Construction in progress	3.4	6.2

	2,081.1	2,242.2
Accumulated depreciation	(1,116.6)	(1,197.3)

Net property, plant and equipment	964.5	1,044.9

Notes receivable from asset sales	123.5	238.6
Investments in and advances to affiliates	178.2	186.9
Deferred debt costs	12.3	3.3
Long-term investments	26.3	19.3
Restricted cash	19.2	76.7
Intangible assets, net of amortization	3.0	4.1
Other assets	23.6	22.2
Long-term deferred tax asset	7.4	—

Total assets	$2,247.4	$2,188.7

See Notes to the Financial Statements.

Consolidated Balance Sheets (Continued)

Dollar amounts in millions, except per share

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60.3	$7.7
Current portion of limited recourse notes payable	113.4	20.0
Short-term notes payable	0.4	2.0
Accounts payable and accrued liabilities	122.8	121.5
Current portion of deferred tax liabilities	—	4.7
Current portion of contingency reserves	10.0	10.0

Total current liabilities	306.9	165.9

Long-term debt, excluding current portion:
Limited recourse notes payable	119.9	233.3
Other debt	217.7	239.3

Total long-term debt	337.6	472.6

Deferred income taxes	164.3	187.9
Contingency reserves, excluding current portion	30.8	30.5
Other long-term liabilities	137.2	130.8

Redeemable non-controlling interest	21.1	18.7

Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 139,728,584 and 116,938,950 shares issued	139.7	116.9
Additional paid-in capital	562.4	441.3
Retained earnings	898.1	1,019.5
Treasury stock, 13,156,746 shares and 13,647,440 shares, at cost	(286.1)	(297.3)
Accumulated comprehensive loss	(64.6)	(98.1)

Total stockholders’ equity	1,249.5	1,182.3

Total liabilities and stockholders’ equity	$2,247.4	$2,188.7

See Notes to the Financial Statements.

Consolidated Statements of Income

Amounts in millions, except per share

	Year ended December 31,
	2009	2008	2007
Net sales	$1,054.7	$1,376.2	$1,704.9

Operating costs and expenses:
Cost of sales	994.5	1,404.8	1,667.6
Depreciation, amortization and cost of timber harvested	80.0	100.4	107.9
Selling and administrative	114.4	141.8	151.6
Impairment of goodwill	—	273.5	—
Other operating credits and charges, net	1.6	90.3	(12.5)
(Gain) loss on sale of and impairment of long-lived assets, net	(2.5)	9.0	56.8

Total operating costs and expenses	1,188.0	2,019.8	1,971.4

Loss from operations	(133.3)	(643.6)	(266.5)

Non-operating income (expense):
Interest expense, net of capitalized interest	(71.6)	(49.1)	(35.3)
Investment income	44.8	38.4	81.7
Other than temporary investment impairment	(2.0)	(118.6)	(20.9)
Other non-operating expense	(7.3)	19.6	(29.6)

Total non-operating income (expense)	(36.1)	(109.7)	(4.1)

Loss from continuing operations before taxes and equity in losses of unconsolidated affiliates	(169.4)	(753.3)	(270.6)
Benefit for income taxes	(63.4)	(202.0)	(133.4)
Equity in loss of unconsolidated affiliates	11.0	14.0	18.1

Loss from continuing operations	(117.0)	(565.3)	(155.3)

Loss from discontinued operations before taxes	(8.6)	(22.3)	(40.1)
Benefit for income taxes	(3.3)	(8.6)	(15.5)

Loss from discontinued operations	(5.3)	(13.7)	(24.6)

Net loss	(122.3)	(579.0)	(179.9)

Less: Net loss attributed to non-controlling interest	(0.9)	(0.2)	—

Net loss attributed to Louisiana-Pacific Corporation	$(121.4)	$(578.8)	$(179.9)

Amounts attributed to LP Corporation common shareholders:
Loss from continuing operations, net of tax	$(116.1)	$(565.1)	$(155.3)
Loss from discontinued operations, net of tax	(5.3)	(13.7)	(24.6)

	$(121.4)	$(578.8)	$(179.9)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(1.07)	$(5.49)	$(1.50)
Loss per share from discontinued operations	(0.05)	(0.13)	(0.23)

Net loss per share	$(1.12)	$(5.62)	$(1.73)

Cash dividends per share of common stock	$—	$0.30	$0.60

Average shares of common stock used to compute net loss per share:
Basic and diluted	108.5	102.9	103.7

See Notes to the Financial Statements.

Consolidated Statements of Cash Flows

Dollar amounts in millions

	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122.3)	$(579.0)	$(179.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	80.0	100.4	109.8
Loss from unconsolidated affiliates	11.0	14.0	18.1
Other operating credits and charges, net	12.2	44.0	—
(Gain) loss on sale or impairment of long-lived assets	(2.5)	9.1	78.7
Loss on early debt extinguishment	20.7	—	—
Realized gain on sale of long term investments	(18.7)	—	—
Goodwill impairment	—	273.5	—
Other-than-temporary impairment of investments	2.0	118.6	20.9
Stock-based compensation related to stock plans	7.3	9.7	7.1
Exchange (gain) loss on remeasurement	(7.0)	(35.7)	40.6
Cash settlements of contingencies	(12.9)	(26.0)	(14.0)
Warranty reserves, net of payments	(0.9)	8.6	(2.7)
Net accretion on available for sale securities	—	(0.4)	(9.3)
Pension expense, net of payments	6.6	9.7	6.2
Other adjustments, net	5.4	2.8	12.4
Decrease (increase) in receivables	31.9	100.6	(80.6)
Decrease in inventories	57.2	29.9	32.6
Decrease in prepaid expenses	4.0	0.3	2.0
Increase (decrease) in accounts payable and accrued liabilities	6.2	(67.3)	(37.6)
Decrease in deferred income taxes	(19.4)	(155.3)	(13.9)

Net cash provided by (used in) operating activities	60.8	(142.5)	(9.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(9.6)	(99.4)	(335.5)
Proceeds from asset sales	7.8	7.9	19.5
Purchase of a business	(0.1)	(56.5)	—
Receipt of proceeds from notes receivable	20.0	74.4	—
(Increase) decrease in restricted cash under letters of credit	57.5	(1.5)	2.7
Cash paid for purchase of investments	—	(216.0)	(2,010.0)
Proceeds from sale of investments	50.3	421.6	2,471.0
Investment in and advances to joint ventures	(0.3)	(5.5)	(5.8)
Other investing activities, net	—	(14.0)	(19.0)

Net cash provided by (used in) investing activities	125.6	111.0	122.9

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	320.5	—	—
Net borrowings (payments) under revolving credit lines and short-term notes payable	(2.3)	(24.7)	64.0
Repayment of long-term debt	(318.8)	(174.8)	(0.4)
Payment of debt issuance fees	(15.8)	—	—
Payment of cash dividends	—	(31.0)	(62.4)
Sale of common stock	132.3	—	2.7
Purchase of treasury stock	—	—	(23.6)
Other financing activities, net	—	—	0.1

Net cash used in financing activities	115.9	(230.5)	(19.6)

Effect of exchange rate on cash and cash equivalents	(5.9)	7.6	0.4

Net increase (decrease) in cash and cash equivalents	296.4	(254.4)	94.1
Cash and cash equivalents at beginning of year	97.7	352.1	258.0

Cash and cash equivalents at end of year	$394.1	$97.7	$352.1

Consolidated Statements of Stockholders’ Equity

Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2006	116.9	$116.9	12.7	$(284.0)	$435.8	$1,872.4	$(71.5)	$2,069.6	$—

Net loss	—	—	—	—	—	(179.9)	—	(179.9)	—
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.3)	5.6	1.6	—	—	7.2	—
Amortization of restricted stock grants	—	—	—	—	1.5	—	—	1.5	—
Cash dividends, $0.60 per share	—	—	—	—	—	(62.4)	—	(62.4)	—
Purchase of shares for treasury	—	—	1.4	(23.6)	—	—	—	(23.6)	—
Tax benefit of employee stock plan transactions	—	—	—	—	0.1	—	—	0.1	—
Other comprehensive income	—	—	—	—	—	—	7.0	7.0	—

BALANCE AS OF DECEMBER 31, 2007	116.9	116.9	13.8	(302.0)	439.0	1,630.1	(64.5)	1,819.5	—

Net loss	—	—	—	—	—	(578.8)	—	(578.8)	(0.2)
Issuance of shares for employee stock plans and for other purposes and other transactions	—	—	(0.2)	4.7	0.5	—	—	5.2	—
Amortization of restricted stock grants	—	—	—	—	2.1	—	—	2.1	—
Cash dividends, $0.30 per share	—	—	—	—	—	(31.0)	—	(31.0)	—
Tax benefit of employee stock plan transactions	—	—	—	—	(0.3)	—	—	(0.3)	—
Acquisition of redeemable non controlling interest	—	—	—	—	—	—	—	—	18.5
Accretion of redeemable non controlling interest	—	—	—	—	—	—	—	—	0.4
Other comprehensive loss	—	—	—	—	—	—	(33.6)	(33.6)	—
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	(0.8)	—	(0.8)	—

BALANCE AS OF DECEMBER 31, 2008	116.9	116.9	13.6	(297.3)	441.3	1,019.5	(98.1)	1,182.3	18.7

Net loss	—	—	—	—	—	(121.4)	—	(121.4)	(0.9)
Issuance of shares for public offering	20.7	20.7	—	—	111.6	—	—	132.3	—
Issuance of shares for employee stock plans and for other purposes and warrants	2.1	2.1	(0.5)	11.2	(2.2)	—	—	11.1	—
Amortization of restricted stock grants	—	—	—	—	1.7	—	—	1.7	—
Issuance of stock warrants in connection with debt issuance	—	—	—	—	11.4	—	—	11.4	—
Tax benefit of employee stock plan transactions	—	—	—	—	(1.4)	—	—	(1.4)	—
Other comprehensive income	—	—	—	—	—	—	33.5	33.5	3.3

BALANCE AS OF DECEMBER 31, 2009	139.7	$139.7	13.1	$(286.1)	$562.4	$898.1	$(64.6)	$1,249.5	$21.1

See Notes to the Financial Statements.

Consolidated Statements of Comprehensive Income

Dollar amounts in millions

	Year ended December 31,
	2009	2008	2007
Net loss	$(122.3)	$(579.0)	$(179.9)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	26.1	(13.3)	0.9
Unrealized gains (losses) on derivative financial instruments	1.2	(1.8)	0.1
Unrealized gains (losses) on securities, net of tax	11.8	19.1	(19.5)
Defined benefit pension plans:
Prior service cost (credit)	0.3	1.2	(0.4)
Amortization of prior service cost	0.2	0.6	1.1
Net (loss) gain	(4.5)	(42.5)	22.2
Amortization of net loss	2.5	1.5	3.3
Change in measurement date	—	0.3	—
Exchange (loss) gain on remeasurement	(0.8)	1.3	(0.7)

Other comprehensive income (loss), net of tax	36.8	(33.6)	7.0

Net loss attributable to noncontrolling interest	0.9	0.2	—
Foreign currency translation adjustments attributed to non-controlling interest	(3.3)	—	—

Comprehensive loss	$(87.9)	$(612.4)	$(172.9)

See Notes to the Financial Statements.

Notes to the Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in this Note under the headings “Asset Impairments,” “Other Operating Credits and Charges, Net” and “Goodwill and Intangible Assets” and in the Notes entitled “Income Taxes,” “Retirement Plans and Postretirement Benefits,” “Stockholders’ Equity,” “Other Operating Credits and Charges, Net,” “Gain (Loss) on Sale of and Impairment of Long-Lived Assets, Net” and “Contingencies.”

Consolidation

The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have effective control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent. The cost method of accounting is used for investments when LP has less than 20 percent ownership interest or the Company does not have the ability to exercise significant influence, and for investments in Qualified Special Purpose Entities, which are not consolidated. Those investments are carried at cost and are adjusted only for other-than temporary declines in their fair value. The carrying value of these investments is recorded in “Investments in and advances to affiliates” on the Consolidated Balance Sheets. LP’s equity in the income and losses of these investments is recorded in “Equity in (earnings) loss of unconsolidated affiliates” on the Consolidated Statements of Income. See Note 9 for further discussion of these investments and advances. Where our ownership interest is less than 100 percent but more than 50 percent, the outside shareholders’ interests are shown as non-controlling interest. See Note 21 for further discussion of this investment.

Earnings per Share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options, stock settled stock appreciation rights, incentive shares and warrants) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2009	2008	2007
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$(116.1)	$(565.1)	$(155.3)
Loss from discontinued operations	(5.3)	(13.7)	(24.6)

Net income (loss)	$(121.4)	$(578.8)	$(179.9)

Denominator:
Basic—weighted average common shares outstanding	108.5	102.9	103.7
Dilutive effect of employee stock plans	—	—	—

Diluted shares outstanding	108.5	102.9	103.7

Basic earnings per share:
Income (loss) from continuing operations	$(1.07)	$(5.49)	$(1.50)
Loss from discontinued operations	(0.05)	(0.13)	(0.23)

Net income (loss) per share	$(1.12)	$(5.62)	$(1.73)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.07)	$(5.49)	$(1.50)
Loss from discontinued operations	(0.05)	(0.13)	(0.23)

Net income (loss) per share	$(1.12)	$(5.62)	$(1.73)

Stock options, warrants and stock settled stock appreciation rights (SSARs) to purchase approximately 7.4 million, 5.0 million and 2.8 million common shares for years ended December 31, 2009, 2008 and 2007 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position in continuing operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market and other high quality investments with an initial maturity of three months or less. Such investments are stated at cost, which approximates market value.

Investments

LP’s short-term and long-term investments are classified as available-for-sale and are reported at estimated fair value. LP may invest in securities including U.S. treasury notes, bank obligations, corporate obligations, auction rate securities and commercial paper. Under LP’s investment criteria, bank, corporate obligations and commercial paper must carry a rating of A or A-1 from one or more rating agencies. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ Equity until realized. Impairment losses are charged to income for other-than-temporary declines in fair value. Realized gains and losses (including impairments) are recorded in “Non-operating income (expense)” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 2 for further discussion.

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

Inventory

Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for a minor portion of the Company’s log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. See Note 5 for further discussion.

Timber and Timberlands

Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products ($131 million at the dates of acquisition). During 2007, due to the permanent shutdown of one of the mills acquired from Forex, LP wrote off a significant portion of these rights (see Note 19 for further discussion). These licenses have a life of twenty to twenty-five years and may be renewable every five years. These licenses are amortized on a straight-line basis over the life of the license. Cost of timber harvested also includes the amortization of the timber licenses.

Assets Held for Sale

Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of December 31, 2009, LP included three OSB mills and various non-operating sites in its held for sale category. As of December 31, 2008, LP included one OSB mill and various non-operating sites in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollars in millions	December 31,
	2009	2008
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$15.9	$6.3
Buildings	35.7	19.8
Machinery and equipment	212.1	68.1

	263.7	94.2
Accumulated depreciation	(194.6)	(59.8)

Net property, plant and equipment	$69.1	$34.4

LP believes that the net realizable sales value of the aforementioned assets exceeds their carrying values.

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

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Interest capitalized during 2009, 2008 and 2007 was $0.1 million, $3.6 million and $18.9 million.

Asset Impairments

Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 19 for a discussion of charges in 2009, 2008 and 2007 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

Income Taxes

LP accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in LP’s financial statements or tax returns. In estimating future tax consequences, LP generally considers all expected future events other than the enactment of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. Additionally, deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 11 for further discussion of deferred taxes.

Stock-Based Compensation

LP recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, restricted stock or restricted stock units and stock settled stock appreciation rights (SSAR), based upon the fair value of those awards at the date of grant over the requisite service period. LP uses the Black-Scholes-Merton (Black- Scholes) option pricing model to determine the fair value of the stock option and SSAR awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 16.

Treasury Stock

LP records treasury stock purchased at cost. During 2007, LP repurchased 1.4 million shares at an aggregate purchase price of $23.6 million. LP did not repurchase stock during 2009 and 2008.

Derivative Financial Instruments

To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments. LP has established policies and procedures for risk assessment and for approving, reporting and monitoring of derivative financial instrument activities. Derivative instruments, which include forward exchange, options and futures contracts, are recorded in the Consolidated Balance Sheets as either an asset or a liability measured at fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is reported in “Accumulated comprehensive loss”. In general, LP does not utilize financial instruments for trading or speculative purposes.

U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2009, GreenFiber recognized $0.2 million in “Other comprehensive income” to adjust these contracts to fair market value and, accordingly, LP has recorded its share, $0.1 million, in LP’s “Other comprehensive income.” Additionally, LP has provided deferred taxes of $0.04 million associated with this swap.

Foreign Currency Translation

The functional currency for the Company's Canadian subsidiaries is the U.S. dollar; however the books and records for these subsidiaries are maintained in the Canadian dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in ”Other non-operating income (expense) on the Consolidated Statements of Income. The functional currencies of LP’s Chilean, Brazil and Peru subsidiaries are the Chilean Peso, Brazilian Real and Peruvian Nuevo Sol and their books and records are maintained in the local currency (Chilean Peso, Brazilian Real and Peruvian Nuevo Sol). Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in “Accumulated comprehensive loss” in Stockholders’ equity.

Goodwill and Intangible Assets

Goodwill is not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited.

Goodwill is tested annually for impairment and whenever events or circumstances change, such as a significant adverse change in business climate or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized. See Note 7 for further discussion of LP’s goodwill.

Additionally, goodwill associated with an equity method investee is not amortized; however impairment of the investment (including goodwill) is evaluated when factors indicate impairment may exist.

Restricted Cash

In accordance with LP’s credit facilities, discussed at Note 13, LP has established restricted cash accounts. As of December 31, 2009, a portion of the restricted cash secures a letter of credit that supports outstanding borrowings under a credit facility associated with its Chilean operations.

Revenue Recognition

Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured. During 2009, LP’s top ten customers accounted for approximately 51% of its sales, with its two largest customers, Home Depot, Inc. accounting for 10.9% and Taiga Buildings Products, Ltd. accounting for 10.1% of our sales. During 2008, LP’s top ten customers accounted for 44% of its sales and 41% in 2007.

Pricing and Sales Incentives

LP records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives, at the date revenue is recognized. Some of these incentives are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales (may be dollars or units) or sales increase. Under these incentive programs, at the time of sale, LP estimate the anticipated rebate to be paid based upon forecasted sales levels. These forecasts are updated on a regular basis. If the forecasted sales for a customer change significantly, the accrual for rebates is adjusted to reflect the revised estimate.

Asset Retirement Obligations

LP records the fair value of the legal obligations to retire and remove long-lived assets in the period which the obligation is incurred. These obligations primarily consist of monitoring costs on closed landfills and timber reforestation obligations associated with LP’s timber licenses in Canada. When the related liability is initially recorded, LP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, LP recognizes a gain or loss for any difference between the settlement amount and the liability recorded. See Note 17 for further discussion.

Deferred Debt Costs

Deferred debt costs are amortized over the life of the related debt using a straight line basis. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). LP amortized deferred debt costs of $3.0 million, $0.6 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007. Additionally, in connection with the retirement of a portion of the Senior Secured Notes due in 2017 in November 2009, LP recorded a charge of $3.8 million which is included in the loss on early debt extinguishment within the “Other non-operating income (expense)”.

Other Operating Credits and Charges, Net

LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 18 for a discussion of specific amounts in 2009, 2008 and 2007.

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

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ equity that are excluded from net income (loss), including foreign currency translation adjustments, prior service costs and credits, transition assets or obligations associated with pension or other post retirement benefits that have not been recognized as components of net periodic benefit costs, net unrealized gains or losses on securities, and unrealized gains and losses on financial instruments qualifying for cash flow hedge accounting, and is presented in the accompanying Consolidated Statements of Comprehensive Income. See Note 25 for further discussion.

Present and Prospective Accounting Pronouncements

LP adopted ASC Topic 740-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48)) on January 1, 2007. This interpretation clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of this adoption, LP recorded a decrease to the beginning balance of retained earnings of $1.1 million after tax as of January 1, 2007. See Note 11 for further discussion.

In December 2007, the FASB issued guidance now codified under ASC Topic 810-10 “Consolidation—Overall” (ASC 810-10). ASC 810-10 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 requires that under most circumstances non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810-10 is effective on a prospective basis for annual periods beginning after December 15, 2008, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. LP adopted this statement as of January 1, 2009.

In December 2007, the FASB issued guidance now codified under ASC Topic 805 “Business Combinations” (ASC 805). ASC 805 addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. ASC 805 also establishes expanded disclosure requirements for business combinations. ASC 805 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In March 2008, the FASB issued guidance now codified under ASC Topic 815-10 “Derivatives and Hedging—Overall” (ASC 815-10). ASC 815-10 amends and expands the disclosure requirements of previous standards to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for fiscal years beginning after November 15, 2008. LP adopted this statement as of January 1, 2009 and it did not have a material effect on LP’s consolidated financial statements.

In December 2008, the FASB issued guidance now codified under ASC Topic 715-20 “Compensation—Retirement Benefits” (ASC 715-20). ASC 715-20 amends Statement of Financial Accounting Standards “SFAS” 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. LP adopted this statement as of December 31, 2009, and it did not have a material effect on LP’s consolidated financial statements.

In April 2009, the FASB issued guidance now codified under ASC Topic 820-10 “Fair Value Measurements and Disclosures—Overall” (ASC 820-10) . ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. ASC 820-10 identifies factors to be considered when determining whether or not a market is inactive. ASC 820-10 was effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. LP adopted this statement as of April 1, 2009, and it did not have a material effect on LP’s consolidated financial statements.

In April 2009, the FASB issued guidance now codified under ASC Topic 825-10 “Financial Instruments—Overall” (ASC 825-10), to require disclosures about fair value of financial instruments in interim and annual reporting periods. ASC 825-10 was effective for interim reporting periods ending after June 15, 2009. LP adopted these disclosure requirements in the second quarter of 2009.

In April 2009, the FASB issued guidance now codified under ASC Topic 320-10 “Investments—Debt and Equity Securities—Overall” (ASC 320-10) which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 is effective for interim reporting periods ending after June 15, 2009. LP adopted these statements as of April 1, 2009 and this did not have a material effect on LP’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified under ASC Topic 860, “Transfers and Servicing” (ASC 860) and ASC Topic 810 “Consolidation”. Under ASC 860, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes, and formerly qualifying special-purpose entities need to be evaluated for consolidation. ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest. ASC 860 and 810 are effective for the first annual reporting period beginning after November 15, 2009 (including interim periods within the first annual reporting period). LP will adopt this statement as of January 1, 2010 and is currently evaluating the impact of such adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation associated with certain assets that were previously included in discontinued operations which are now being held and used and certain assets that are now being held for sale. Such reclassifications were not considered material in prior years however were reclassified in this report for comparability.

2.	INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2009 and December 31, 2008:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Auction rate securities	$7.5	$18.8	—	$26.3

Total marketable securities	$7.5	$18.8	$—	$26.3

December 31, 2008
Corporate obligations	$28.9	$—	$0.5	$28.4
Auction rate securities	12.3	—	—	12.3

Total marketable securities	$41.2	$—	$0.5	$40.7

As of December 31, 2009, LP had $26.3 million ($96.8 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. LP’s investments in ARS represent interests in collateralized debt obligations a portion of which are supported by pools of residential and commercial mortgages, credit linked notes and bank trust preferred notes.

The ARS investments held by the Company all had ratings consistent with the Company’s investment policy guidelines at the time of purchase, the ARS investments held by the Company all had AAA or equivalent credit ratings (except for one corporate ARS rated AA). With the liquidity issues experienced in global credit and capital markets, the ARS held by LP at December 31, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. As of December 31, 2009, all but one of LP’s ARS securities continues to pay interest according to their stated terms. One of the investments has been accelerated resulting in LP receiving no further interest payments on this security unless and until a more senior tranche is paid in full. This investment was fully written off during 2009.

During 2009, LP sold $55.0 million (par value) of our ARS to Deutsche Bank (DB) pursuant to a tender offer for $21.5 million plus accrued interest. As part of this transaction, LP recorded a gain on sale of securities of $18.7 million, which represents a recovery of losses previously recorded as an “Other than temporary impairments”. The estimated market value of the Company’s remaining ARS holdings at December 31, 2009 was $26.3 million, which reflects a $70.5 million adjustment to the par value of $96.8 million. Based upon LP’s evaluation of the structure of LP’s ARS holdings and current market estimates of fair value from issuing banks, LP recorded other-than-temporary impairments of $2.0 million ($1.2 million after tax) as of December 31, 2009, that were recorded as non-operating expense. During 2009, LP recorded an unrealized gain on its ARS of $18.8 million ($11.8 million after tax) in other comprehensive income (loss).

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

The contractual maturities of debt securities classified as available for sale at December 31, 2009 and December 31, 2008 were as follows:

Dollar amounts in millions	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$21.8	$21.4
Due in one to five years	7.5	26.3	19.4	19.3

Total marketable securities	$7.5	$26.3	$41.2	$40.7

Proceeds from sales and maturities of short-term investments for the years ended December 31, 2009 and December 31, 2008 totaled $50.3 million and $421.6 million. Purchases of short-term and long-term investments for the year ended December 31, 2008 totaled $216.0 million. No purchases occurred during the year ended December 31, 2009. The gross realized gains and losses related to the sales of short-term investments, other than the sale of ARS described above, were not material for the year ended December 31, 2009. Net unrealized gains and losses on derivative instruments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ equity.

The following table, aggregated by investment category, shows the gross unrealized losses and fair value of LP’s marketable securities (both short and long-term) as of December 31, 2008 that are not deemed to be other- than-temporarily impaired. As of December 31, 2009, LP did not have any corporate obligations and therefore no disclosure is required. The fair value of U.S. treasury and government agency securities, commercial paper and corporate obligations are based upon the fair value as reported through market prices. The fair value of the auction rate securities has been estimated based upon management expectations of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based upon market conditions. The table provides information about the length of time that the specified group of securities has been in an unrealized loss position.

	Less than 12 months		More than 12 months		Total
Dollar amounts in millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Corporate obligations	$21.4	$(0.4)	$7.0	$(0.2)	$28.4	$(0.6)

Total marketable securities	$21.4	$(0.4)	$7.0	$(0.2)	$28.4	$(0.6)

3.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, LP adopted guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value (FV), provides guidance on how to measure FV under generally accepted accounting principles, and expands FV measurement disclosures. LP’s adoption did not have a material impact on its consolidated financial position and results of operations.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. LP is required to classify these financial assets and liabilities into two groups: recurring—measured on a periodic basis and non-recurring—measured on an as needed basis.

There are three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

Assets measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 are summarized in the following tables.

Dollar amounts in millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$26.3	$—	$—	$26.3
Trading securities	2.3	2.3	—	—

Total	$28.6	$2.3	$—	$26.3

Dollar amounts in millions	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$40.7	$—	$28.4	$12.3
Trading securities	1.9	1.9	—	—

Total	$42.6	$1.9	$28.4	$12.3

Available for sale securities measured at fair value as of December 31, 2009 and December 31, 2008 are recorded in cash and cash equivalents, short-term investments, long-term investments and restricted cash on LP’s condensed consolidated balance sheets. Included in available for sale securities are U.S. government agency securities, commercial paper, corporate debt obligations and auction rate securities.

Government agency securities, commercial paper and corporate obligations are determined by evaluations based on observable market information from broker or dealer quotations, which represent Level 2 inputs.

Due to the lack of observable market quotations on LP’s auction rate securities (ARS) portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Trading securities consist of rabbi trust financial assets which are recorded in other assets in LP’s consolidated balance sheets. The rabbi trust holds the assets of the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (EDC), a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs.

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2008 and December 31, 2009.

Dollar amounts in millions	Available for sale securities
Balance at January 1, 2008	$99.5
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(118.6)
Included in investment income	—
Included in other comprehensive income	31.4

Balance at December 31, 2008	12.3

Sale of ARS	(21.5)
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(2.0)
Included in investment income	18.7
Included in other comprehensive income	18.8

Balance at December 31, 2009	$26.3

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2008	$(118.6)

The amount of total gains (losses) for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2009	$(2.0)

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.

4.	RECEIVABLES

Receivables consist of the following:

	December 31,
Dollar amounts in millions	2009	2008
Trade receivables	$47.4	$27.4
Interest receivables	1.8	2.8
Other receivables	11.8	14.8
Allowance for doubtful accounts	(1.2)	(1.2)

	$59.8	$43.8

Other receivables at December 31, 2009 and 2008 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

5.	INVENTORIES

Inventories consisted of the following (work-in-process is not material):

	December 31,
Dollar amounts in millions	2009	2008
Logs	$15.3	$34.7
Other raw materials	18.6	24.1
Finished products	98.4	125.4
Supplies	9.0	8.0
LIFO reserve	(0.9)	(1.8)

Total	$140.4	$190.4

During 2009, liquidation of LIFO layers reduced cost of sales by $0.9 million.

6.	NOTES RECEIVABLE FROM ASSET SALES

Notes receivable from asset sales are related to transactions that occurred during 1997 and 1998. These notes receivable provide collateral for LP's limited recourse notes payable (see Note 13). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2009	December 31,
		2009	2008
Notes receivable (unsecured), maturing 2010-2012, interest rates fixed	6.1%	$9.9	$29.9
Notes receivable (secured), maturing 2010-2018, interest rates fixed	7.0 – 7.3%	228.7	228.7

Total		238.6	258.6
Current portion		115.1	20.0

Long-term portion		$123.5	$238.6

The weighted average interest rate for all notes receivable from asset sales at December 31, 2009 and 2008 was approximately 7.0 and 7.1 percent. The notes mature as follows:

Dollar amounts in millions Year ended December 31,
2010	$115.1
2011	—
2012	10.0
2013	91.5
2014	—
2015 and after	22.0

Total	$238.6

LP estimates that the fair value of these notes at December 31, 2009 and 2008 was approximately $233.6 million and $242.8 million, respectively.

7.	GOODWILL

Goodwill by operating segment is as follows:

	OSB	Siding	Other	Total
Balance December 31, 2007	$232.5	$32.4	$8.6	$273.5
Impairment of goodwill	(232.5)	(32.4)	(8.6)	(273.5)

Balance, December 31, 2008	—	—	—	—
Impairment of goodwill	—	—	—	—

Balance, December 31. 2009	$—	$—	$—	$—

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

8.	OTHER INTANGIBLE ASSETS

Intangible assets (other than goodwill) are reflected in the Consolidated Balance Sheets as follows:

	December 31,
Dollar amounts in millions	2009	2008
Goodwill associated with equity investment in U.S. GreenFiber (recorded in “Investments in and advances to affiliates”)	$16.4	$16.4

Customer relationships, net of amortization	3.0	3.7
Other	—	0.4

Total other intangible assets	3.0	4.1

Total intangible assets	$19.4	$20.5

Customer relationships are amortized on a straight line basis over the estimated period of economic benefit, generally five years. The initial value of the customer relationships was $3.9 million. Amortization expense was $0.8 million for the year ended December 31, 2009 and $0.1 million for the year ended December 31, 2008.

9.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are accounted for under both the equity method and the cost method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

	December 31,
Dollar amounts in millions	2009	2008
Investments accounted for under the equity method	$133.7	$142.4
Investments accounted for under the cost method (see Note 14)	44.5	44.5

Total Investments in and advance to affiliates	$178.2	$186.9

At December 31, 2009, LP's significant equity method investees, its approximate ownership interest and principal business activity in each investee were as follows:

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

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2009, 2008 and 2007, LP sold $5.5 million, $7.9 million and $11.1 million of products to Abitibi-LP and purchased $32.5 million, $45.8 million and $72.8 million of I-joists from Abitibi-LP. LP also purchased $51.0 million, $77.6 million and $105.6 million of OSB from Canfor-LP for the years ended December 31, 2009, 2008 and 2007.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2009	2008
Accounts payable	$47.7	$42.1
Salaries and wages payable	31.0	28.1
Taxes other than income taxes	6.5	9.9
Workers' compensation	2.0	4.8
Accrued interest	11.5	7.2
Other accrued liabilities	23.9	25.0
Income taxes payable	0.2	4.4

Total Accounts payable and accrued liabilities	$122.8	$121.5

Other accrued liabilities at December 31, 2009 and 2008 primarily consist of accrued rent, accrued rebates, timber liabilities, current portion of warranty reserves and other items.

11.	INCOME TAXES

The following presents the domestic and foreign components of income (loss) before tax.

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
Domestic	$(129.9)	$(449.9)	$(130.7)
Foreign	(58.2)	(339.5)	(198.1)

Total	$(188.1)	$(789.4)	$(328.8)

Income before taxes is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
Income (loss) from continuing operations before taxes and equity in loss of unconsolidated affiliates	$(169.4)	$(753.3)	$(270.6)
Equity in earnings (loss) of unconsolidated affiliates	(11.0)	(14.0)	(18.1)

Income (loss) from continuing operations	(180.4)	(767.3)	(288.7)
Loss from discontinued operations	(8.6)	(22.3)	(40.1)

Net income (loss)	(189.0)	(789.6)	(328.8)
Less: Loss attributable to non-controlling interest	0.9	0.2	—

Net income (loss) attributable to LP shareholders	$(188.1)	$(789.4)	$(328.8)

The following presents the components of LP’s total income tax provision (benefit):

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
Current tax provision (benefit):
U.S. federal	$(46.9)	$(62.5)	$(71.3)
State and local	(1.6)	1.6	(4.9)
Foreign	0.5	(5.9)	(56.5)

Net current tax provision (benefit)	(48.0)	(66.8)	(132.7)

Deferred tax provision (benefit):
U.S. federal	5.6	(78.1)	27.0
State and local	(2.4)	(19.0)	(4.6)
Foreign	(29.4)	(32.4)	(36.6)
Net valuation allowance increase (decrease)	7.5	(14.3)	(2.0)

Net deferred tax benefit	(18.7)	(143.8)	(16.2)

Total income tax provision benefit	$(66.7)	$(210.6)	$(148.9)

The income tax provision has been recorded in the financial statements as follows:

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
Continuing operations	$(63.4)	$(202.0)	$(133.4)
Discontinued operations	(3.3)	(8.6)	(15.5)

Total income tax benefit	$(66.7)	$(210.6)	$(148.9)

LP received income tax refunds during 2009, 2008 and 2007 of $91.1 million, $141.5 million and $68.9 million and paid cash taxes of $11.8 million, $17.0 million and 24.6 million. Included in the Consolidated Balance Sheet at December 31, 2009 and 2008 are income tax receivables of $52.7 million and $94.2 million.

The income tax effects of LP's share of the income or loss of U.S. GreenFiber and Canfor-LP OSB Limited Partnership in 2009, 2008 and 2007 are recorded in Benefit for income taxes on the Consolidated Statements of Income, while LP's share of such pre-tax income is recorded in Equity in earnings (losses) of unconsolidated affiliates.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2009	2008
Property, plant and equipment	$164.9	$138.2
Timber and timberlands	13.5	14.0
Inventories	(12.5)	(13.1)
Accrued liabilities	(72.5)	(84.4)
Benefit of capital loss and NOL carryovers	(124.9)	(92.2)
Foreign tax withholding liability	—	4.7
Benefit of federal & state tax credit carryovers	(29.7)	(5.7)
Installment sale gain deferral	208.5	215.8
Deferred financial income	2.6	21.0
Market value write down of ARS	(34.5)	(54.0)
Other	19.0	9.4
Valuation allowance	21.1	13.6

Net deferred tax liabilities	$155.5	$167.3

Balance sheet classification
Current deferred tax asset	$(1.4)	$(25.3)
Current deferred tax liability	—	4.7
Long-term deferred tax asset	(7.4)	—
Long-term deferred tax liability	164.3	187.9

	$155.5	$167.3

The $124.9 million of benefit relating to capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2009 consists of $25.6 million for federal NOL carryovers which will expire in 2029, $27.6 million (net of federal taxes) for state NOL carryovers which will expire in various years through 2024, $55.2 million for Canadian NOL carryovers which will expire in 2029, $12.6 million for Canadian capital loss carryovers and $3.9 million for Brazilian NOL’s, both of which may be carried forward indefinitely. At December 31, 2009 LP has recorded valuation allowances of $6.7 million against the state NOL carryover benefit, $9.0 million against the Canadian capital loss benefit, $3.9 million against the Brazilian NOL carryovers and $1.5 million against the state tax credit carryovers.

LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. Based upon review of earnings history and trends, forecasted earnings, tax planning strategies and the relevant expiration of carryforwards, LP believes that the valuation allowances provided are appropriate. If future years’ taxable income differs from the estimates used to establish these valuation allowances, LP may be required to record an adjustment resulting in an impact on current tax expense.

The current tax cost recognized upon the vesting of employee stock programs is a reduction in additional paid in capital of $ 1.4 million and $0.3 million for 2009 and 2008.

U.S. taxes have not been provided on approximately $14.3 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31,
	2009	2008	2007
U.S. Federal tax rate	(35%)	(35%)	(35%)
State and local income taxes	(2)	(2)	(2)
Effect of non-deductible goodwill impairments	—	12	—
Effect of foreign debt structure	(4)	(3)	(2)
Effect of foreign tax rates / foreign exchange	—	1	—
Impact of tax rate decrease on deferred taxes	—	—	(5)
Valuation allowance	3	—	—
Other, net	3	—	(1)

Effective tax rate (%)	(35%)	(27%)	(45%)

LP’s policy is to record interest paid or received with respect to income taxes or uncertain tax positions as interest expense or interest income, respectively, in the Consolidated Statements of Income. Penalties related to unrecognized tax benefits or assessments are charged to income tax expense.

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. U.S. Federal income tax examinations for the years through 2006 were effectively settled in 2009. LP settled various state income tax audits during 2009 and is subject to various state and local income tax examinations for the tax years 2005 through 2008. Canadian returns have been audited and were effectively settled through 2004 in 2009. No U.S. federal or Canadian federal audits are in process as of December 31, 2009.

In accordance with the accounting for uncertain tax provision, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

Dollar amounts in millions	2009	2008	2007
Beginning balance	$14.4	$13.6	$12.9
Increases:
Tax positions taken in prior years	1.3	0.8	0.7
Decreases:
Tax position taken in current year	(1.6)	—	—
Settlement during the year	(1.1)	—	—

Ending balance	$13.0	$14.4	$13.6

Included in the above balances at December 31, 2009 and 2008 was $2.2 million and $0.8 million of tax benefits that, if recognized, would affect LP’s effective tax rate, and no penalties. During 2009, LP reversed interest accrued in prior periods of $1.8 million. During 2008, LP accrued interest of $1.8 million. LP has recognized a liability of $1.7 million and $3.5 million for accrued interest related to its uncertain tax positions as of December 31, 2009 and December 31, 2008. At this point, it is not possible to reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

12.	NON-OPERATING INCOME (EXPENSE)

Included in LP’s Consolidated Statements of Income is a non-operating expense of $36.1 million, $109.7 million and $4.1 million for the years ended December 31, 2009, 2008 and 2007. This expense is comprised of the following components:

	Year ended December 31,
(Dollars in millions)	2009	2008	2007
Interest expense	$(68.7)	$(52.1)	$(53.6)
Amortization of debt charges	(3.0)	(0.6)	(0.6)
Capitalized interest	0.1	3.6	18.9

Interest expense, net of capitalized interest	(71.6)	(49.1)	(35.3)

Investment income	26.1	36.7	79.8
Realized gains and losses from sales of investments	18.7	—	—
Dividends from cost investments	—	1.7	1.9

Investment income (loss)	44.8	38.4	81.7

Other than temporary impairment	(2.0)	(118.6)	(20.9)

Foreign currency gains (losses)	13.4	19.6	(29.6)
Early debt extinguishment	(20.7)	—	—

Other non-operating expense	(7.3)	19.6	(29.6)

Total non-operating income (expense)	$(36.1)	$(109.7)	$(4.1)

Realized gains and losses from sales of investments are discussed at Note 2 and loss on early debt extinguishment is discussed at Note 13.

13.	LONG-TERM DEBT

	Interest Rate 2009	December 31,
Dollar amounts in millions		2009	2008
Debentures:
Senior notes, maturing 2010, interest rates fixed	8.875%	$60.0	$199.8
Senior secured notes, maturing 2017, interest rates fixed	13.0%	178.2	—
Bank credit facilities:
U.S. revolving credit facility, expiring in 2012, interest rates variable		—	—
Chilean term credit facility, maturing 2015, interest rates variable	3.23%	—	39.0
Chilean term credit facility, maturity 2019, interest rates fixed	UF + 5.5%	39.0	—
Limited recourse notes payable:
Senior notes, payable 2009-2012, interest rates fixed	7.6%	7.9	27.9
Senior notes, payable 2010-2018, interest rates fixed	7.0 – 7.3%	225.4	225.4
Project revenue financing:
Project revenue bond financings, payable through 2009, interest rates variable	7.5%	—	7.7
Other financings:
Other, interest rates vary		0.9	0.5

Total		511.3	500.3
Current portion		(173.7)	(27.7)

Net long-term debt		$337.6	$472.6

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $229 million and $238 million at December 31, 2009 and 2008. LP estimates the senior notes maturing in 2010 to have a fair market value of $62.0 million at December 31, 2009 and $154 million at December 31, 2008 based upon market quotations. LP estimates the senior secured notes maturing in 2017 to have a fair value of $263.3 million at December 31, 2009.

In 1997, LP issued $47.9 million of senior notes in a private placement to institutional investors. The remaining notes mature in 2012. They are secured by the remaining notes receivable from Sierra Pacific Industries. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.

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

During 2009, LP issued and sold 375,000 Units consisting of (1) $375 million principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of our common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The units were issued at a discount to the principal amount at maturity of the notes included therein resulting in aggregate gross proceeds of $281.3 million. The effective interest rate of this debt is 19.1% (or 19.7% including the warrants). Simultaneous with the closing of the unit sale, LP used a portion of the proceeds to retire $126.6 million aggregate principal amount of our 8.875% Senior Notes due 2010 for $126.0 million. Subsequently in 2009, LP redeemed 35% of the outstanding Senior Secured Notes ($131.3 million principal amount at maturity) at a price of $858.14 per $1,000 principal amount at maturity or $112.6 million with a portion of the proceeds from the issuance and sale of 20,700,000 shares of common stock through a public offering. In connection with this repurchase, LP recorded a loss on early debt extinguishment of $21.1 million which included $3.7 million associated with the write off the related financing costs.

During 2009, LP entered into a new credit facility, which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in September of 2012, so long as LP maintains on deposit with the agent for the credit facility at all times until our 8.875% Senior Notes due August 15, 2010 have been paid in full an amount of cash or cash equivalents sufficient to pay all principal of and interest on such Notes when due and satisfy certain other conditions (with any failure to do so being an event of default under the credit facility). As of December 31, 2009, the principal amount outstanding under such Notes was $60.0 million.

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring LP to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that its unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $50 million. At December 31, 2009, LP had $50.9 million of unused borrowing base capacity under the credit facility, resulting from a borrowing base of $65.2 million less $14.3 million of outstanding non-cash collateralized letters of credit. However, because LP’s fixed charge coverage ratio at December 31, 2009 was less than 1.1 to 1.0, LP was effectively precluded from utilizing $50 million of this capacity (other than cash-collateralized letters of credit, as described below, subject to the applicable letter of credit sublimits). The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the stated amount of such letters of credit. The above-described preclusion to our utilization of $50 million of the capacity otherwise available under the facility does not apply to such cash collateralized letter of credit. At December 31, 2009, LP had no borrowings outstanding under the facility. In addition to the $14.3 million of non-cash collateralized letters of credit mentioned above, there were outstanding under the facility at December 31, 2009 $17.5 million letters of credit which were collateralized by $18.4 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect our fixed charge coverage ratio to be less than 1.1 to 1.0 at December 31, 2009 and throughout 2010, and, accordingly to remain subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility will continue to be constrained to an amount that does not exceed the excess of our adjusted borrowing base over $50 million.

Subject to certain exceptions, obligations under the credit facility are secured by, among other things, a first-priority lien on our present and future receivables, inventory and certain general intangibles, and by a second-priority lien on substantially all of our domestic property, plant and equipment, and are guaranteed by certain of our subsidiaries.

The credit facility contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including certain financial covenants as well as restrictions on, among other things, our ability to: incur debt; incur liens; declare or make distributions to our stockholders; make loans and investments; repay debt; enter into mergers, acquisitions and other business combinations; form or acquire subsidiaries; amend or modify our governing documents; enter into hedging arrangements; engage in other businesses other than our business as currently conducted; and enter into transactions with affiliates. The credit facility also contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.

Obligations under the indenture governing our Senior Secured Notes due 2017 are, in general, secured by a first-priority lien on the collateral that secures obligations under the credit facility on a second-priority basis, and by a second-priority lien on the collateral that secures obligations under the credit facility on a first-priority basis, subject to the terms of an intercreditor agreement, and are guaranteed by the subsidiaries that guarantee obligations under the credit facility.

The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of defaults, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

During 2009, in connection with the entering into the Loan Agreement mentioned below, Louisiana Pacific Chile SA (LP Chile), a wholly owned subsidiary of Louisiana-Pacific Corporation (LP), terminated its committed term credit facility with a Chilean bank. The existing credit facility provided for up to $40 million of borrowings. The ability to draw from this facility ended in December 2008 and repayment was to begin in March 2010. The outstanding amount of this loan was $39 million as of the date of termination and was secured by $39 million of restricted cash.

As part of LP’s refinancing strategy, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million). The loan agreement has a term of 10 years with semi annual principal payments beginning in June of 2012. The loan bears interest at UF plus 5.50% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. Additionally, LP is required to maintain a letter of credit for the benefit of the lender in an amount equal to approximately 45% of the outstanding balance, subject to reduction based upon attainment of certain financial tests. LP established such letter of credit in the amount of $17.5 million, which is cash collateralized by approximately $18.4 million of cash. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 5.5 for 2010, 3.2 for 2011 and 2.5 for the remainder of the loan period and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

The weighted average interest rate for all long-term debt at December 31, 2009 and 2008 was approximately 9.7 percent and 7.5 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions Year ended December 31,
2010	$173.7
2011	—
2012	13.2
2013	94.9
2014	4.9
2015 and after	224.6

Total	$511.3

Cash paid during 2009, 2008 and 2007 for interest (net of capitalized interest) was $59.4 million, $53.2 million and $60.3 million.

14.	OFF-BALANCE SHEET ARRANGEMENT

In connection with the sale of LP’s southern timber and timberlands in 2003, LP received cash of $26.4 million and notes receivable of $410.0 million from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner: (i) LP contributed the notes receivable to a Qualified Special Purpose Entity (QSPE), (ii) the QSPE issued to unrelated third parties bonds supported by a bank letter of credit which are secured by the notes receivable, and (iii) the QSPE distributed to LP, as a return of capital, substantially all of the proceeds realized by the QSPE from the issuance of its bonds. The QSPE has no sources of liquidity other than the notes receivable, the cash flow generated by the notes receivable generally will be dedicated to the payment of the bonds issued by the QSPE, and the QSPE’s creditors generally will have no recourse to LP for the QSPE’s obligations (subject to the limited exception described below).

Pursuant to the arrangement described above, during 2003, LP contributed the $410.0 million of notes receivable to the QSPE, the QSPE issued $368.7 million of its bonds to unrelated third parties and distributed $365.8 million to LP as a return of capital.

The principal amount of the QSPE’s borrowings is approximately 90% of the principal amount of the notes receivable contributed by LP to the QSPE. LP’s retained interest in the excess of the notes receivable contributed to the unconsolidated subsidiary over the amount of capital distributed by the unconsolidated subsidiary, in the form of an investment in the QSPE, represented $44.5 million of the “Investments in and advances to affiliates” on the Consolidated Balance Sheets as of December 31, 2009. Management believes the book value of this investment approximates market value, as the interest rates on the notes receivable are variable.

The QSPE is not included in LP’s consolidated financial statements and the assets and liabilities of the QSPE are not reflected on the Consolidated Balance Sheets. The QSPE’s assets have been removed from LP’s control and are not available to satisfy claims of LP’s creditors except to the extent of LP’s retained interest, if any, remaining after the claims of QSPE’s creditors are satisfied. In general, the creditors of the QSPE have no recourse to LP’s assets, other than LP’s retained interest. However, under certain circumstances, LP may be liable for certain liabilities of the QSPE (including liabilities associated with the marketing or remarketing of its bonds and reimbursement obligations associated with the letter of credit supporting the bonds) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable pledged by the QSPE. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2009. The estimated fair value of this guarantee is not material.

In connection with the adoption of ASC Topic 860, “Transfers and Servicing” (ASC 860) and ASC Topic 810 “Consolidation” (ASC 810), the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes, and formerly qualifying special-purpose entities need to be evaluated for consolidation. LP is evaluating the adoption of this standard and may be required to reconsolidate this entity as of January 1, 2010.

15.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP’s plans. LP contributes to a multiemployer plan for certain employees covered by collective bargaining agreements. LP also provides other post retirement benefits consisting primarily of healthcare benefits to certain retirees who meet age and service requirements.

LP adopted the recognition and plan asset disclosure requirements guidance now codified under ASC 715-20 “Compensation—Retirement Benefits” (ASC 715-20) to recognize the measurement date and plan asset presentation requirements of ASC 715-20. The recognition of the measurement date was adopted as of December 31, 2008 and resulted in a charge to ending retained earnings of $0.8 million after tax. The fair values of plan assets are presented below in accordance with ASC 715-20.

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

Benefit accruals under the two most significant plans, which account for approximately 82% of the assets and 85% of the benefit obligations in the tables below, had been credited at the rate of 5% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010. The remaining defined benefit pension plans use a variety of benefit formulas.

LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2009 and 2008, the trust assets were valued at $15.1 million and $12.9 million and are included in "Other assets" on the Consolidated Balance Sheets. LP did not contribute to this trust in 2009 or 2008.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following (in millions of dollars and percents):

	Year ended December 31,
	2009	2008	2007
Service cost	$7.5	$8.3	$10.0
Interest cost	16.3	16.6	16.2
Expected return on plan assets	(17.9)	(20.5)	(19.2)
Amortization of prior service cost and net transition asset	0.4	1.2	1.3
Amortization of net actuarial loss	4.2	2.0	5.9

Net periodic pension cost	$10.5	$7.6	$14.2

Loss (gain) due to curtailment	$0.3	$2.0	$(0.1)

Discount rate	6.14%	5.67%	5.55%

Rate of compensation increase	0.50%	4.00%	4.00%

Expected return on plan assets	7.28%	7.28%	7.74%

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Year ended December 31,
	2009	2008	2007
Net actuarial (gain) loss	$5.8	$69.5	$(36.8)
Amortization of net actuarial loss	(4.2)	(2.0)	(5.3)
Prior service cost	—	(2.0)	0.8
Amortization of prior service cost	(0.4)	(1.2)	(1.8)
Adjustment due to change in measurement date	—	(0.5)	—
Foreign exchange rate changes	0.9	(1.3)	1.4

Total recognized in OCI	$2.1	$62.5	$(41.7)

LP calculates the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. The increase in net periodic pension cost from 2008 to 2009 was primarily attributable to the decrease in expected return on plan assets and an increase in the amount of net actuarial loss recognized. Additionally, during 2008, LP recognized $2.0 million in curtailment charges related to immediate recognition of the prior service cost due to the elimination of future contribution credits to the U.S. pension plans as of December 31, 2008. LP made the decision in the fourth quarter of 2008 to freeze future contribution credits as of January 1, 2010 to its qualified U.S. defined benefit pension plans.

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

LP used a measurement date of December 31, 2009 and December 31, 2008. The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement dates (in millions of dollars) follow:

	December 31,
	2009	2008
Change in benefit obligation:
Beginning of year balance	$261.5	$289.6
Service cost	7.5	8.3
Interest cost	16.3	16.6
Actuarial (gain)/loss	21.4	(22.0)
Curtailments/settlements	(0.3)	(4.7)
Adjustment due to change in measurement date	—	3.6
Foreign exchange rate changes	5.6	(8.3)
Benefits paid	(21.1)	(21.6)

End of year balance	$290.9	$261.5

Change in assets (fair value):
Beginning of year balance	$213.3	$314.6
Actual return on plan assets	33.5	(72.8)
Employer contribution	1.4	1.3
Foreign exchange rate changes	5.6	(8.2)
Benefits paid	(21.1)	(21.6)

End of year balance	$232.7	$213.3

Funded status	($58.2)	($48.2)

Weighted average assumptions for obligations as of measurement date:
Discount rate for obligations	5.86%	6.14%
Rate of compensation increase	0.44%	0.50%

The amounts recognized in LP’s Consolidated Balance Sheets (in millions) as of December 31 consist of the following:

	2009	2008
Noncurrent pension assets, included in “Other assets”	$2.5	$2.8
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(0.2)	(0.2)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(60.5)	(50.8)

Total	($58.2)	($48.2)

Amounts recognized in other comprehensive income – pre-tax
Net actuarial loss	$104.2	$101.9
Prior service cost	1.4	1.8

Total	$105.6	$103.7

The total accumulated benefit obligation for all pension plans as of December 31, 2009 and 2008 was $285.3 million and $256.5 million.

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $270.6 million and $215.3 million at December 31, 2009 and $227.6 million and $180.4 million at December 31, 2008. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $275.9 million and $215.3 million at December 31, 2009 and $250.1 million and $199.0 million at December 31, 2008.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2010 in millions of dollars is:

Net actuarial loss	$4.5
Prior service cost	—

Total	$4.5

LP expects to contribute approximately $10 to $12 million to its pension plans in 2010.

The benefits expected to be paid from the benefit plans, which reflect expected future service, in millions of dollars are as follows:

Year
2010	$17.7
2011	18.0
2012	19.1
2013	29.9
2014	25.5
2015 – 2019	118.0

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

Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

Dollar amounts in millions	Target Allocation 2009	Actual Allocation
		2009	2008
Asset category
Equity securities	51.6%	53.7%	50.2%
Debt securities	23.4	21.7	23.0
Real estate	8.2	5.3	8.4
Other, including cash and cash equivalents	16.8	19.3	18.4

Total	100.0%	100.0%	100.0%

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

The fair value of LP’s pension plan assets at December 31, 2009 by asset category and the level of inputs as defined in Note 3, Fair Value Measurements, are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investments (a)	$125.0	$84.9	$40.1	$—
Fixed income investments (b)	50.3	25.1	25.2	—
Real estate (c)	12.3	—	—	12.3
Multi strategy funds (d)	42.5	—	—	42.5
Cash & cash equivalents	2.6	—	2.6	—

Total	$232.7	$110.0	$67.9	$54.8

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.
(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.
(c)	Real estate investments are primarily invested in U.S. commercial real estate.
(d)	The multi strategy funds invest in various hedge fund of fund strategies.

Level 1 investments are valued based on active market quotations.

Level 2 investments are valued based on the unit prices quoted by the funds, representing the fair value of underlying investments.

Due to the lack of observable market quotations on real estate and multi-strategy funds, LP evaluates their structure and current market estimates of fair value, including fair value estimates from the funds that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and property values, including assessments of overall market liquidity. The valuations are subject to uncertainties that are difficult to predict.

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi Strategy Funds	Real Estate	Total
Balance at January 1, 2009	$36.4	$17.8	$54.2
Total unrealized gains (losses)	6.3	(6.1)	0.2
Net Income	—	1.0	1.0
Transfer in (out)	—	(0.3)	(0.3)
Management fees	(0.2)	(0.1)	(0.3)

Balance at December 31, 2009	$42.5	$12.3	$54.8

Defined Contribution Plans

LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee's eligible wages (subject to certain limits). Effective February 2009, LP discontinued its company match feature for its U.S. plans. Effective January 1, 2010, a match of up to 2% of an employee’s eligible wages was reinstated. Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 4.1 million shares of LP common stock that represented approximately 14.9% of the total market value of plan assets at December 31, 2009.

In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees not covered by collective bargaining agreements that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings for most employees not covered by collective bargaining agreements and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).

Expenses related to defined contribution plans and the multiemployer plan in 2009, 2008 and 2007 were $2.2 million, $7.9 million and $8.4 million.

Other Benefit Plans

LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2009 and 2008 was $7.6 million and $6.3 million. Net expense related to these plans was not significant in 2009 or 2008.

Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $1.9 million at December 31, 2009 and $1.6 million at December 31, 2008 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

16.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2009, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

Sale of Common Stock

On September 29, 2009, LP completed a public offering of 20,700,000 shares of common stock, which included the exercise of the overallotment option of 2,700,000 shares, at a price per share of $6.75, raising

$139.7 million before offering costs. In connection with the offering, LP paid $7.0 million in underwriting discounts and commissions and approximately $0.4 million in expenses.

Warrants

As part of the unit issuance described in Note 13 above, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the year ended December 31, 2009, warrant exercises resulted in the issuance of 2,089,634 million shares. At December 31, 2009 the remaining outstanding warrants were exercisable to purchase approximately 15,771,472 shares at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. The warrant was valued based upon Black-Scholes option pricing model using expected stock price volatility of 53%; no expected dividends; risk-free interest rate of 2.6%; and an expected life of 8 years which resulted in a fair value per share of $0.72.

Common Stock Plans

At December 31, 2009, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $7.3 million for the year ended December 31, 2009; $9.7 million for the year ended December 31, 2008 and $7.1 million for the year ended December 31, 2007.

LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2009, 2008 and 2007 based on its historical experience during the preceding three years.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2009, 7,603,275 shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2009	2008	2007
Expected stock price volatility	50%	30%	30%
Expected dividend yield	—%	4.0%	2.6%
Risk-free interest rate	1.8%	3.0%	4.8%
Expected life of options	5.0 years	5.0 years	4.0 years
Weighted average fair value of options and SSARs granted	$1.00	$2.85	$5.55

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

Expected Life of Options: Expected life represents the period that LP’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, LP considers voluntary termination behavior as well as workforce reduction programs.

The following table summarizes stock options and SSARs outstanding as of December 31, 2009 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2007	2,134	$21.37
Options granted	1,282	$22.90
Options exercised	(170)	$16.43
Options cancelled	(253)	$24.80

Options outstanding at December 31, 2007	2,993	$22.02
Options granted	2,630	$15.20
Options exercised	(1)	$7.30
Options cancelled	(185)	$19.78

Options outstanding at December 31, 2008	5,437	$18.79
Options granted	1,912	$2.21
Options exercised	—	—
Options cancelled	(738)	$18.82

Options outstanding at December 31, 2009	6,611	$13.99	7.36	$9.1

Vested and expected to vest at December 31, 2009 (1)	6,280	$13.99	7.36	$8.7

Options exercisable at December 31, 2009	2,849	$20.19	5.95	$0.1

(1)	Options or SSARS expected to vest based upon historical forfeiture rate

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2009. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.

As of December 31, 2009, there was $4.3 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.5 years. For 2009, LP recognized $5.2 million in compensation expense associated with these awards. For 2008 and 2007, LP recognized $6.0 million and $4.6 million in compensation expense associated with these awards.

The tax cost realized for the tax deduction from the vesting of share-based payment awards totaled $1.4 million and $0.3 million for the years ended December 31, 2009 and 2008.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2009, 2008 and 2007 of $0.6 million, $1.1 million and $1.1 million. As of December 31, 2009, there was $1.0 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.9 years.

The following table summarizes incentive share awards outstanding as of December 31, 2009 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2007	126,583
Incentive shares awards granted	—
Incentive share awards vested	—
Incentive share awards cancelled	(22,175)

Incentive share awards outstanding at December 31, 2007	104,408
Incentive shares awards granted	126,000
Incentive share awards vested	(28,780)
Incentive share awards cancelled	(7,641)

Incentive share awards outstanding at December 31, 2008	193,987
Incentive shares awards granted	459,072
Incentive share awards vested	(56,477)
Incentive share awards cancelled	(26,013)

Incentive share awards outstanding at December 31, 2009	570,569	1.88	$4.0

Vested and expected to vest at December 31, 2009(1)	542,041		$3.8

Incentive share awards exercisable at December 31, 2009	—	—	$—

(1)	Incentive shares expected to vest based upon historical forfeitures rate

Restricted Stock

LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2009, there was $1.6 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.5 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2009 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2007	132,250	$27.98
Restricted stock awards granted	94,010	22.99
Restrictions lapsing	—	—
Restricted stock awards cancelled	(22,780)	26.46

Restricted stock awards at December 31, 2007	203,480	25.84
Restricted stock awards granted	192,880	15.27
Restrictions lapsing	(56,500)	27.04
Restricted stock awards cancelled	(3,410)	22.99

Restricted stock awards at December 31, 2008	336,450	$19.61
Restricted stock awards granted	457,314	$2.40
Restrictions lapsing	(103,073)	$18.62
Restricted stock awards cancelled	(25,170)	$17.34

Restricted stock awards at December 31, 2009	665,521	$8.02

LP recorded compensation expense related to these awards in 2009, 2008 and 2007 of $1.5 million, $2.2 million, and $1.5 million.

LP annually grants to each director restricted stock or restricted stock units. As of December 31, 2009, LP has 63,143 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2009 related to these grants was $0.1 million.

17.	ASSET RETIREMENT OBLIGATIONS

The activity in LP’s asset retirement obligation liability for 2009 and 2008 is summarized in the following table.

Dollar amounts in millions	Year ended December 31,
	2009	2008
Beginning balance	$6.0	$6.0
Accretion expense	0.6	0.5
Accrued to expense during the year	0.3	0.4
Payments made	(0.4)	(0.3)
Translation	0.2	(0.6)

Ending balance	$6.7	$6.0

18.	OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2009	2008	2007
Additions to litigation reserves	$—	$(48.4)	$(7.8)
Gain on settlement of insurance litigation	8.4	0.7	18.7
Additions to product related contingency reserves	(3.3)	(32.6)	—
Additions to environmental related contingency reserves	(7.6)	—	—
Gain on insurance recoveries	2.0	5.7	—
Loss on facility explosion	—	(4.8)	—
Charges associated with corporate “right sizing”	(1.5)	(10.9)	—
Timber settlement	—	—	1.5
Other	0.4	—	0.1

	$(1.6)	$(90.3)	$12.5

2009

During 2009, LP recorded $1.6 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a net gain of $8.4 million associated with reimbursements of legal expenses related to an environmental litigation matter;

•	a gain of $2.0 gain on an insurance recovery associated with a facility explosion that occurred in the second quarter of 2008;

•	a loss of $7.6 million associated with increases in environmental reserves related to previously operated facilities;

•	a loss of $3.3 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 20 for further discussion);

•	a gain of $0.4 million associated with a contractor default on a construction project;

•	a loss of $1.5 million related to severance charges associated to LP’s “right sizing” initiative as well as a loss on sublease associated with leasing excess space due to the “right sizing”

2008

During 2008, LP recorded $90.3 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a loss of $48.4 million associated with LP’s settlement of a product related anti-trust litigation matter (see Note 20 for further discussion);

•	a gain of $0.7 million in connection with a favorable judgment on a lawsuit associated with LP’s insurance on hardboard siding;

•	a net loss of $32.6 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 20 for further discussion);

•	a gain of $5.7 million related to insurance settlement associated with a product related suit;

•	a loss of $4.8 million associated with a facility explosion and related costs;

•	a loss of $10.9 million related to severance charges associated to LP’s “right sizing” initiative as well as severance related to indefinite facility curtailments due to market conditions.

2007

During 2007, LP recorded $12.5 million gain in “Other operating credits and charges, net”. The components of the net credits include:

•	a gain of $18.7 million associated with proceeds received in connection with a favorable judgment on a lawsuit related to LP’s insurance on hardboard siding;

•	a gain of $1.5 million in connection with a settlement with the Canadian government on the reduction of certain of LP’s timber licenses in British Columbia; and

•	a loss of $7.8 million associated with a reserve relating to environmental litigation.

Severance

Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

Dollar amounts in millions	Year ended December 31,
	2009	2008	2007
Beginning balance	$8.8	$1.6	$1.2
Charged to expense, continuing operations	2.6	13.9	2.9
Charged to expense, discontinued operations	—	—	0.6
Payments	(9.3)	(6.7)	(3.1)

Ending balance	$2.1	$8.8	$1.6

The balance of the accrued severance is included in “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets. The balance as of December 31, 2009 is payable under contract through 2010. For 2009, severance expense is across all businesses. Of this amount, $0.9 million is recorded in LP’s “Other operating charges and credits, net” noted above and the remaining across the businesses.

19.	GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET

The major components of “Gain (loss) on sale of and impairment of long-lived assets, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2009	2008	2007
Impairment charges on long-lived assets	$—	$(14.0)	$(57.0)
Gain (loss) on sale of other long-lived assets	2.5	5.0	0.2

	$2.5	$(9.0)	$(56.8)

2009

During 2009, LP recorded a net gain on sale of and impairment of long-lived assets of $2.5 million. This net gain includes the following items:

•	a gain of $1.0 million associated with the sale of certain corporate assets as part of LP’s right sizing initiative.

•	a gain of $1.5 million associated with the sale of various timberlands

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

•	a net gain of $0.2 million on the sale of certain other assets.

20.	CONTINGENCIES

LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2009	2008
Environmental reserves	$14.7	$6.5
Hardboard siding reserves	24.2	31.2
Other	1.9	2.8

Total contingencies	40.8	40.5
Current portion	(10.0)	(10.0)

Long-term portion	$30.8	$30.5

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

In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $1.2 million of costs, relating to three sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

•

Approximately $2.4 million of costs, related to four transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

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

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
Beginning balance	$6.5	$9.4	$7.7
Adjusted to expense (income) during the year	8.7	(0.2)	2.3
Payments made	(0.5)	(2.7)	(0.6)

Ending balance	$14.7	$6.5	$9.4

During 2009, 2008 and 2007, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

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

During 2008 and 2009, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. LP believes that the reserve balance at December 31, 2009 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table. Included in this table for 2009 is reimbursements received by LP from an insurance company for a portion of the claims payments and administrative covered under a court judgment related to production and sales of the specific products for specific years. As of December 31, 2009, LP had recorded a receivable of $1.1 million related to these reimbursements which is included in the caption “Accounts Receivable” on LP Consolidated Balance sheet.

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
Beginning balance	$31.2	$12.8	$25.3
Accrued to expense	3.3	32.6	—
Claims reimbursement	4.0	—	—
Payments made for claims	(10.6)	(11.2)	(10.1)
Payments made for administrative costs	(3.7)	(3.0)	(2.4)

Ending balance	$24.2	$31.2	$12.8

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

In May 2008, LP completed the initial phase of its purchase of a 75% ownership interest in Masisa OSB Industria e Comercio S.A., which operates OSB assets located in Ponta Grossa, Brazil. The purchase was made through LP Brasil Participacoes Ltda., a limited liability company and an indirect subsidiary of LP. The non controlling ownership is subject to a put and call option that are exercisable three years after the date of initial closing of the acquisition, is being accounted for as mandatory redeemable non controlling interest and will be accreted over the life of the put and call to the estimated price which is the greater of $18.5 million plus interest or a multiple of earnings before interest and taxes (subject to certain adjustments). The purchase price was approximately $56.5 million (including expenses). LP took over operations in November 2008.

The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Dollars in millions
Purchase price:
Cash paid (including expenses)	$56.5

Allocation:
Property, plant and equipment	$71.5
Customer relationships	3.5
Non controlling interest	(18.5)

$56.5

The amortization period for the customer relationship is 5 years.

22.	COMMITMENTS AND CONTINGENT LIABILITIES

LP is obligated to purchase timber under certain cutting contracts that extend to 2011. LP’s best estimate of its commitment at current contract rates under these contracts at December 31, 2009 is approximately $2.0 million for approximately 11.1 million board feet of timber.

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

At December 31, 2009, future minimum annual rent commitments are as follows:

Dollar amounts in millions Year ended December 31,
2010	$6.4
2011	6.1
2012	5.5
2013	2.3
2014	2.4
2015 and after	2.5

Total	$22.9

As of December 31, 2009, LP has entered into several non-cancelable subleases for a portion of its former corporate headquarters in Portland, Oregon as well as its current Nashville, Tennessee corporate headquarters. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $4.4 million (in total for all years) due in the future. Rental expense for operating leases amounted to $17.7 million, $21.5 million and $22.9 million in 2009, 2008 and 2007.

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

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
Beginning balance	$33.7	$26.2	$28.8
Accrued to expense during the year	9.5	18.7	4.6
Payments made	(10.3)	(11.2)	(7.2)

Total warranty reserves	32.9	33.7	26.2
Current portion	(7.0)	(7.0)	(7.0)

Long term portion	$25.9	$26.7	$19.2

The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.

LP increased the warranty reserves relating to its discontinued composite decking products by $2.3 million for the year ended December 31, 2009. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, LP established a voluntary recall of the affected decking. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for these products. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 20 Contingencies – Other Proceedings) and believe as of December 31, 2009 that the reserves associated with these matters are adequate.

Additionally in 2009, LP increased the warranty reserve related to its discontinued vinyl siding products based upon an increase in warranty claims related to a specific product. The additional reserves reflect revised estimates of future claims.

LP believes that the warranty reserve balance at December 31, 2009 is adequate to cover future warranty payments. However, it is possible that additional charges may be required.

24.	DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results.

LP is required to account for the businesses sold or anticipated to be sold within one year as discontinued operations. At December 31, 2009 and 2008, LP had one decking operation classified as discontinued.

The loss from discontinued operations for the year ended December 31, 2009 relates to LP’s decking operations as well as residual losses from previously discontinued operations. Included in the operating losses of discontinued operations for the year end December 31, 2009 is an increase in warranty reserves of $4.9 million associated with products previously discontinued based upon significant increases in recent warranty claim activity.

The loss from discontinued operations for the year ended December 31, 2008 relates to LP’s decking operations as well as residual losses from previously discontinued operations. Included in the operating losses of discontinued operations for the year end December 31, 2008 is an increase in our decking warranty reserves of $17.2 million based upon significant increases in recent warranty claim activity. The loss from discontinued operations for the year ended December 31, 2007 relates to LP’s decking operations as well as residual charges from previously discontinued operations. Revenues associated with these operations were $28.3 million. Included in the loss on discontinued operations for the year ended December 31, 2007 was an impairment charge of $19.8 million to reduce the carrying values of the assets to their estimated fair value less estimated costs to sell. LP also recorded a $2.9 million loss on an executed take or pay contract associated with products related to its decking operations. LP also recorded a $1 million charge associated with the anticipated settlement of an environmental issue on a previously closed site.

25.	ACCUMULATED COMPREHENSIVE LOSS

Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension adjustments. The table below breaks down these balances, net of tax:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Other	Total
Balance at December 31, 2006 before adoption of SFAS 158	$(18.5)	$(0.1)	$0.4	$—	$(18.2)
Adjustment to initially adopt SFAS158	—	(51.1)	—	(2.2)	(53.3)

Balance at December 31, 2006	(18.5)	(51.2)	0.4	(2.2)	(71.5)
Activity	0.9	25.5	0.1	(19.5)	7.0

Balance at December 31, 2007	(17.6)	(25.7)	0.5	(21.7)	(64.5)
Activity	(13.3)	(37.6)	(1.8)	19.1	(33.6)

Balance at December 31, 2008	(30.9)	(63.3)	(1.3)	(2.6)	(98.1)
Activity	22.8	(2.3)	1.2	11.8	33.5

Balance at December 31, 2009	$(8.1)	$(65.6)	$(0.1)	$9.2	$(64.6)

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included income tax benefit of $0.9 million and $24.5 million in 2009 and 2008 and income tax expense of $16.3 million in 2007. The unrealized gain (loss) on derivatives included income tax benefit of $1.1 million in 2008 and income tax expense of $0.2 million in 2007. Included in Other in 2009 and 2008 was the reversal of the unrealized loss on auction rate securities recorded in 2007. Included in Other in 2007 was an unrealized loss of $31.4 million ($19.5 million after-tax) due to temporary declines in the value of LP’s auction rate securities.

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

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
SALES BY BUSINESS SEGMENT
OSB	$406.2	$621.5	$823.8
Siding	373.8	423.8	448.9
Engineered Wood Products	157.7	234.5	331.6
Other products	117.0	96.4	100.6

Total sales	$1,054.7	$1,376.2	$1,704.9

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(65.6)	$(155.2)	$(194.7)
Siding	29.3	2.8	33.6
Engineered Wood Products	(33.2)	(40.2)	11.0
Other products	0.8	(6.9)	(6.3)
Other operating credits and charges, net and impairment of goodwill	(1.6)	(363.8)	12.5
Gain (loss) on sales of and impairments of long-lived assets	2.5	(9.0)	(56.8)
General corporate and other expense, net	(76.5)	(85.3)	(83.9)
Foreign currency exchange gains (losses)	13.4	19.6	(29.6)
Investment income	26.1	38.4	81.7
Gain on early debt extinguishment	(20.7)	—	—
Realized gain on long term investment	18.7	—	—
Interest expense, net of capitalized interest	(71.6)	(49.1)	(35.3)
Other than temporary impairment of investments	(2.0)	(118.6)	(20.9)

Income (loss) from continuing operations before taxes	(180.4)	(767.3)	(288.7)
Provision (benefit) for income taxes	(63.4)	(202.0)	(133.4)

Income (loss) from continuing operations	$(117.0)	$(565.3)	$(155.3)

DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$35.2	$49.6	$62.5
Siding	18.5	20.5	17.7
Engineered Wood Products	12.2	15.8	15.7
Other products	10.7	9.0	6.5
Non-segment related	3.4	5.5	5.5

Total depreciation, amortization and cost of timber harvested	$80.0	$100.4	$107.9

CAPITAL EXPENDITURES
OSB	$2.5	$34.5	$178.9
Siding	4.5	9.5	25.2
Engineered Wood Products	0.2	42.6	100.5
Other products	2.3	9.5	26.4
Non-segment related	0.1	3.3	3.8
Discontinued operations	—	—	0.7

Total capital expenditures	$9.6	$99.4	$335.5

Information concerning identifiable assets by segment is as follows:

	December 31,
Dollar amounts in millions	2009	2008
IDENTIFIABLE ASSETS
OSB	$560.6	$654.7
Siding	195.9	227.3
Engineered Wood Products	240.0	271.3
Other products	190.2	287.1
Non-segment related	1,060.7	748.3

Total assets	$2,247.4	$2,188.7

Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.

Export sales are primarily to customers in Asia, Australia, South America and Europe. Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2009	2008	2007
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
U.S.	$807	$1,031	$1,328
Canada and other	352	501	554
Intersegment sales to U.S.	(104)	(156)	(177)

Total Sales	$1,055	$1,376	$1,705

Export sales (included in above)	$43	$75	$45

Operating profit (loss)
U.S.	$(6)	$(106)	$(54)
Canada and other	(62)	(95)	(102)
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	1	(373)	(44)
General corporate expense, other-than-temporary investment impairment, loss on early debt extinguishment, realized gain on long term investments, translation gains (losses) and interest, net	(113)	(193)	(88)

	(180)	(767)	(288)
Provision (benefit) for income taxes	(63)	(202)	(133)

Income (loss) from continuing operations	(117)	$(565)	$(155)

Identifiable tangible long-lived assets
U.S.	$729	$779	$794
Canada and other	356	356	352

Total assets	$1,085	$1,135	$1,146

The amounts included in the tables above for Canada and other are primarily related to Canada.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollar amounts in millions, except per share)	2009	2008	2009	2008	2009	2008	2009	2008
QUARTERLY DATA
Net sales	$204.6	$349.4	$266.2	$387.0	$308.8	$389.6	$275.1	$250.2
Gross profit (loss) (1)	(18.9)	(50.0)	(6.0)	(14.8)	15.2	(19.6)	(10.1)	(44.6)
Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates	(46.8)	(75.5)	(39.9)	(133.0)	(20.4)	(158.3)	(62.3)	(386.5)
Income (loss) from continuing operations	(30.2)	(45.9)	(27.3)	(79.4)	(12.7)	(100.4)	(46.8)	(339.6)
Net income (loss)	$(30.4)	$(46.4)	$(29.3)	$(80.8)	$(12.5)	$(111.1)	$(49.1)	$(340.5)
Income (loss) from continuing operations per share—basic and diluted	$(0.29)	$(0.44)	$(0.26)	$(0.77)	$(0.12)	$(0.98)	$(0.38)	$(3.30)
Net income (loss) per share—basic and diluted	$(0.30)	$(0.44)	$(0.28)	$(0.79)	$(0.12)	$(1.08)	$(0.40)	$(3.31)
Cash dividends per share	—	$0.15	—	$0.15	—	—	—	—

SALES BY SEGMENT:
OSB	$72.3	$159.0	$97.7	$170.2	$122.5	$183.3	$113.7	$109.0
Siding	73.8	107.1	102.7	123.6	111.1	117.0	86.2	76.1
Engineered wood products	30.0	60.5	35.9	65.3	47.7	63.4	44.1	45.3
Other products	28.5	22.8	29.9	27.9	27.5	25.9	31.1	19.8

Total net sales	$204.6	$349.4	$266.2	$387.0	$308.8	$389.6	$275.1	$250.2

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(24.2)	$(62.1)	$(18.5)	$(34.5)	$(6.0)	$(27.7)	$(16.9)	$(30.9)
Siding	2.1	0.3	6.5	9.0	16.1	4.6	4.6	(11.1)
Engineered wood products	(9.2)	(8.1)	(8.6)	(9.2)	(6.3)	(11.0)	(9.1)	(11.9)
Other products	1.6	(2.3)	0.6	(0.2)	0.2	(2.5)	(1.6)	(1.9)
Other operating credits and charges, net	3.8	4.0	1.9	(70.1)	1.6	(1.6)	(8.9)	(296.1)
Gain (loss) on sale of and impairment of long-lived assets	(0.1)	0.4	1.0	(0.1)	1.2	(9.8)	0.4	0.5
General corporate and other expenses, net	(19.1)	(24.2)	(18.5)	(22.1)	(17.7)	(22.7)	(21.2)	(16.3)
Foreign currency exchange gains (losses)	2.6	9.4	6.7	(5.1)	1.0	2.3	3.1	13.0
Other than temporary investment impairment	(0.9)	(0.8)	(0.8)	(1.7)	(0.1)	(88.7)	(0.2)	(27.4)
Investment income	5.2	12.8	7.5	10.6	7.4	8.1	24.7	6.9
Gain (loss) on early extinguishment of debt	0.6	—	—	—	(0.2)	—	(21.1)	—
Interest expense, net of capitalized interest	(11.8)	(11.2)	(21.1)	(12.7)	(20.4)	(12.4)	(18.3)	(12.8)

Loss from operations before taxes	(49.4)	(81.8)	(43.3)	(136.1)	(23.2)	(161.4)	(64.4)	(388.0)
Provision (benefit) for income taxes	(19.2)	(35.9)	(16.0)	(56.8)	(10.5)	(61.0)	(17.7)	(48.3)

Loss from continuing operations	$(30.2)	$(45.9)	$(27.3)	$(79.3)	$(12.7)	$(100.4)	$(46.8)	$(339.7)

(1)	Gross profit (loss) is income before selling and administrative expenses, other operating credits and charges, net, gain (loss) on sale of and impairment of long-lived assets, net, loss on early debt extinguishment, foreign currency exchange gains (losses), investment income, interest expense, taxes, equity in earnings of unconsolidated affiliates and cumulative effect of change in accounting principle.

Included in “Other operating credits and charges, net” and “(Gain) loss on sale or impairment of long-lived assets” for continuing operations are the following:

In the first quarter of 2009, LP recorded a net gain of $4.3 million associated with reimbursements of legal expenses related to an environmental litigation matter and a loss $0.5 million for severance obligations associated with LP’s “right sizing” initiatives.

In the second quarter of 2009, LP recorded a further gain of $4.1 million associated with reimbursement of legal expenses related to an environmental litigation matter, a loss of $2.6 million associated with environmental reserves for two sites which LP no longer operates and a gain of $0.4 million associated with a contractor default on a construction project.

In the third quarter of 2009, LP recorded $2.0 gain on an insurance recovery associated with a facility explosion that occurred in the second quarter of 2008 and a loss of $0.4 million for severance obligations associated with LP’s “right sizing” initiatives.

In the fourth quarter of 2009, LP recorded $3.3 million loss associated with product related contingency reserves in connection with LP’s settlement of a hardboard class action suit; $5.0 million associated with increases in environmental contingency reserves associated with a previously owned site and $0.7 million associated with a loss on a sublease associated with LP’s Corporate headquarters.

In the first quarter of 2008, LP recorded a net gain of $4.0 million associated with product related warranty reserves and insurance settlements related to LP’s hardboard class action suit and other associated hardboard trim liabilities.

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

In the fourth quarter of 2008, LP recorded a loss of $14.4 million associated with product related contingency reserves in connection with LP’s settlement of a hardboard class action suit; a loss of $273.5 million associated with the impairment of LP’s goodwill; and $9.3 million associated with severance costs related to LP’s right sizing initiatives as well as indefinite mill curtailments. Additionally, LP recorded a gain of $5 million on the sale of certain corporate assets and recorded an additional loss of $4.0 million associated with a non-operating manufacturing complex in Quebec, Canada to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses.

See Notes 18 and 19 for further discussion on the other operating charges and credits, net and the gains and losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in LP's internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited the Company’s consolidated financial statements and have issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.

The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2009 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

To the Board of Directors and Stockholders of

Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of accounting guidance related to accounting and reporting for non-controlling interests in a subsidiary codified under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810 “Consolidation” on January 1, 2009 and accounting guidance related to accounting for uncertainty in income taxes codified under ASC 740 “Income Taxes” on January 1, 2007.

/s/    DELOITTE & TOUCHE LLP

Nashville, Tennessee

March 1, 2010

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information regarding LP's directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement filed by LP for its 2010 annual meeting of stockholders (the “2009 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2009 Proxy Statement.

Information regarding each of LP’s executive officers as of February 28, 2010, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	58	Chief Executive Officer
Curtis M. Stevens	57	Executive Vice President, Administration and Chief Financial Officer
Richard S. Olszewski	53	Executive Vice President, Specialty Products and Sales
Jeffrey N. Wagner	55	Executive Vice President, OSB

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

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2010 Proxy Statement.

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

Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2010 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

A. Financial Statements and Financial Statement Schedules

The following financial statements of LP are included in this report:

Consolidated Balance Sheets—December 31, 2009, and 2008.

Consolidated Statements of Income—years ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Cash Flows—years ended December 31, 2009, 2008, 2007.

Consolidated Statements of Stockholders’ Equity—years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Comprehensive Income—years ended December 31, 2009, 2008 and 2007.

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

Date: March 1, 2010	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 1, 2010	/s/ RICHARD W. FROST
Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)

March 1, 2010	/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer (Principal Financial Officer)

March 1, 2010	/s/ JEFFREY D. POLOWAY
Jeffrey D. Poloway Corporate Controller (Principal Accounting Officer)

March 1, 2010	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

March 1, 2010	/s/ COLIN D. WATSON
Colin D. Watson Director

March 1, 2010	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director

March 1, 2010	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

March 1, 2010	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

Date	Signature and Title

March 1, 2010	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

March 1, 2010	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

March 1, 2010	/s/ JOHN W. WEAVER
John W. Weaver Director

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

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

3.1 (a)	Amended Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock. Incorporated herein by reference to Exhibit 3.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

3.2	Bylaws of LP, as amended and restated effective November 7, 2008. Incorporated herein by reference to Exhibit 3.2 to LP’s Current Report on Form 8-K dated November 7, 2008.

4.1	Rights Agreement, dated as of May 23, 2008, between LP and Computershare Trust Company, N.A., as Rights Agent, including the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B. Incorporated herein by reference to Exhibit 4.1 to LP’s Registration Statement on Form 8-A filed June 17, 2008.

4.2(a)	Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A.). Incorporated herein by reference to Exhibit 4.2(a) to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2(b)	Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP’s Quarterly Report on Form
10-Q for the quarter ended September 30, 2000.

4.2(c)	Fifth Supplemental Indenture, dated as of March 10, 2009, between Louisiana-Pacific Corporation and The Bank of New York Mellon Trust Company, N.A. Incorporated herein by reference to
Exhibit 4.1 to LP’s Current Report on Form 8-K dated March 10, 2009.

4.3	Indenture, dated as of March 10, 2009, between Louisiana-Pacific Corporation, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., and
LPS Corporation and The Bank of New York Mellon Trust Company, N.A. Incorporated herein by reference to Exhibit 4.2 to LP’s Current Report on Form 8-K dated dated March 10, 2009.

4.4	Security Agreement, dated as of March 10, 2009, among Louisiana-Pacific Corporation, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., and LPS Corporation and The Bank of New York Mellon Trust Company, N.A. Incorporated herein by reference to Exhibit 4.3 to LP’s Current Report on Form 8-K dated March 10, 2009.

4.5	Warrant Agreement, dated as of March 10, 2009, between Louisiana-Pacific Corporation and Computershare Trust Company, N.A., as warrant agent. Incorporated herein by reference to
Exhibit 4.4 to LP’s Current Report on Form 8-K dated March 10, 2009.

4.6	2017 Notes Registration Rights Agreement, dated as of March 10, 2009, by and among Louisiana-Pacific Corporation and Banc of America Securities LLC, Goldman, Sachs & Co. and RBC Capital Markets Corporation. Incorporated herein by reference to Exhibit 4.6 to LP’s Current Report on Form 8-K dated March 10, 2009.

4.7	Warrant Registration Rights Agreement, dated as of March 10, 2009, by and among Louisiana-Pacific Corporation and Banc of America Securities LLC, Goldman, Sachs & Co. and RBC Capital Markets Corporation. Incorporated herein by reference to Exhibit 4.7 to LP’s Current Report on Form 8-K dated March 10, 2009.

10.1(a)	Loan and Security Agreement, dated March 10, 2009, among Louisiana-Pacific Corporation, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC.

10.1(b)	First Amendment to Loan and Security Agreement, dated June 8, 2009, among Louisiana-Pacific Corporation, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A.

10.1(c)	Second Amendment of the Loan and Security Agreement, dated January 27, 2010, among the Company, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A.

10.2	Canadian Security Agreement, dated March 10, 2009, among Louisiana-Pacific Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated herein by reference to Exhibit 10.2 to LP’s Current Report on Form 8-K dated March 10, 2009.

10.3	Intercreditor Agreement, dated March 10, 2009, among Louisiana-Pacific Corporation, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc. LPS Corporation and Bank of America, N.A. and The Bank of New York Mellon Trust Company, N.A Incorporated herein by reference to Exhibit 10.3 to LP’s Current Report on Form 8-K dated March 10, 2009.

10.4	Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC and the Purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.5	Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003. Incorporated herein by reference to Exhibit 10.22 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.6(a)	Settlement Agreement, dated May 3, 2000, among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hard board siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.

10.7	1992 Non-Employee Director Stock Option Plan (as amended and restated as of May 8, 2009). Incorporated herein by reference to Exhibit 10.10 to LP’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009. *

10.8	2000 Non-Employee Director Restricted Stock Plan Effective May 1, 2000 (as amended and restated as of May 8, 2009). Incorporated herein by reference to Exhibit 10.15 to LP’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009. *

10.9	1997 Incentive Stock Award Plan, as amended and restated effective May 7, 2009. Incorporated herein by reference to Appendix A B to LP’s Proxy Statement dated March 23, 2009. *

10.9(a)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated February 4, 2005. *

10.9(b)	General Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.3 to LP Current Report on Form 8-K dated February 4, 2005. *

10.9(c)	Form of Award Agreement for Richard W. Frost under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.11(e) to LP’s Current Report on Form 8-K dated February 4, 2010.*

10.9 (d)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock. Incorporated herein by reference to Exhibit 10.11(c) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.9(e)	Form of Award Agreement for Richard W. Frost under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.11(d) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.9(f)	Form of Award Agreement for Richard W. Frost under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.11(f) to LP’s Current Report on Form 8-K dated February 4, 2010.*

10.10	Annual Cash Incentive Award Plan, as amended and restated as of February 12, 2009. Incorporated herein by reference to Appendix B to LP’s Proxy Statement dated March 23, 2009. *

10.11	Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997. *

10.12	Form of Change of Control Employment Agreement between LP and each of Richard W. Frost, Curtis M. Stevens, Richard S. Olszeski and Mr. Jeffrey M. Wagner. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K. *

10.13	2004 Executive Deferred Compensation Plan, amended and restated effective January 1, 2005. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated August 30, 2004. *

10.14	2008 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008. Incorporated herein by reference to Exhibit 10.24 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

21	List of LP’s subsidiaries. Incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to

Item 601(b)(4)(iii) of Regulation S-K.