Form 10-Q
period 2010-03-31
LOUISIANA-PACIFIC CORP
filed 2010-05-10
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2010

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

Smaller reporting company ☐	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,807,672 shares of Common Stock, $1 par value, outstanding as of May 7, 2010.

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

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended March 31,
	2010	2009
Net sales	$296.6	$205.5

Operating costs and expenses:
Cost of sales	268.0	205.3
Depreciation, amortization and cost of timber harvested	20.4	19.1
Selling and administrative	29.7	27.3
(Gain) loss on sale or impairment of long-lived assets, net	1.3	0.1
Other operating credits and charges, net	(0.1)	(3.8)

Total operating costs and expenses	319.3	248.0

Loss from operations	(22.7)	(42.5)

Non-operating income (expense):
Other than temporary investment impairment	—	(0.9)
Interest expense, net of capitalized interest	(16.8)	(12.9)
Investment income	5.9	6.1
Foreign currency gains (losses)	1.5	2.6
Early debt extinguishment	—	0.6

Total non-operating income (expense)	(9.4)	(4.5)

Loss from continuing operations before taxes and equity in losses of unconsolidated affiliates	(32.1)	(47.0)
Benefit for income taxes	(10.3)	(19.3)
Equity in loss of unconsolidated affiliates	0.7	2.6

Loss from continuing operations	(22.5)	(30.3)

Loss from discontinued operations before taxes	(0.3)	(0.7)
Benefit for income taxes	(0.1)	(0.3)

Loss from discontinued operations	(0.2)	(0.4)

Net loss	(22.7)	(30.7)
Less: Net loss attributed to non-controlling interest	(0.2)	(0.2)

Net loss attributed to Louisiana-Pacific Corporation	$(22.5)	$(30.5)

Net loss per share of common stock (basic and diluted):
Loss from continuing operations	$(0.18)	$(0.29)
Loss from discontinued operations	—	(0.01)

Net loss per share	$(0.18)	$(0.30)

Average shares of stock outstanding - basic and diluted	125.9	102.8

Amounts attributed to LP Corporation common shareholders
Loss from continuing operations, net of tax	$(22.3)	$(30.1)
Loss from discontinued operations, net of tax	(0.2)	(0.4)

	$(22.5)	$(30.5)

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$357.4	$394.1
Receivables, net of allowance for doubtful accounts of $1.3 million and $1.2 million at March 31, 2010 and December 31, 2009	95.8	59.9
Income tax receivable	5.7	52.7
Inventories	183.4	140.4
Prepaid expenses and other current assets	2.2	6.2
Deferred income taxes	1.4	1.4
Current portion of notes receivable from asset sales	115.1	115.1
Assets held for sale	68.0	69.1

Total current assets	829.0	838.9
Timber and timberlands	50.1	50.6
Property, plant and equipment, at cost	2,077.4	2,081.1
Accumulated depreciation	(1,134.0)	(1,116.6)

Net property, plant and equipment	943.4	964.5
Notes receivable from asset sales	533.5	533.5
Long-term investments	36.4	26.3
Restricted cash	20.9	20.8
Investments in and advances to affiliates	135.1	133.7
Deferred debt costs	12.3	13.2
Other assets	27.3	26.6
Long-term deferred tax asset	7.4	7.4

Total assets	$2,595.4	$2,615.5

LIABILITIES AND EQUITY
Current portion of long-term debt	$60.3	$60.3
Current portion of limited recourse notes payable	113.4	113.4
Short-term notes payable	0.4	0.4
Accounts payable and accrued liabilities	125.1	123.0
Current portion of contingency reserves	10.0	10.0

Total current liabilities	309.2	307.1
Long-term debt, excluding current portion:
Limited recourse notes payable	119.9	119.9
Other debt	586.3	586.4

Total long-term debt, excluding current portion	706.2	706.3
Contingency reserves, excluding current portion	28.5	30.8
Other long-term liabilities	137.1	137.2
Deferred income taxes	160.1	164.3
Redeemable non-controlling interest	20.5	21.1
Stockholders’ equity:
Common stock	139.7	139.7
Additional paid-in capital	559.9	562.4
Retained earnings	874.8	897.3
Treasury stock	(280.6)	(286.1)
Accumulated comprehensive loss	(60.0)	(64.6)

Total stockholders’ equity	1,233.8	1,248.7

Total liabilities and stockholders’ equity	$2,595.4	$2,615.5

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22.7)	$(30.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	20.4	19.1
Loss from unconsolidated affiliates	0.7	2.6
(Gain) loss on sale or impairment of long-lived assets	1.3	0.1
Other operating credits and charges, net	(0.1)	0.7
Exchange gain (loss) on remeasurement	0.5	(5.4)
Cash settlement of contingencies	(2.4)	(5.0)
Pension (payments) expense, net	2.0	1.6
Stock-based compensation expense	3.2	1.8
Other than temporary impairment on investments	—	0.9
Other adjustments, net	1.9	(1.0)
Increase in receivables	(36.4)	(34.3)
Decrease in income tax receivable	47.1	70.6
(Increase) decrease in inventories	(43.6)	1.2
Decrease in prepaid expenses	4.2	5.9
Increase (decrease) in accounts payable and accrued liabilities	1.0	(3.7)
Decrease in deferred income taxes	(9.2)	(22.1)

Net cash provided by (used in) operating activities	(32.1)	2.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(1.9)	(3.9)
Investments and advances to joint ventures	(2.1)	(3.7)
Proceeds from sale of investments	—	19.6
(Increase) decrease in restricted cash under letters of credit/credit facility requirements	(0.1)	26.8
Other investing activities, net	0.4	0.5

Net cash (used in) provided by investing activities	(3.7)	39.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	281.3
Repayment of long-term debt	—	(126.6)
Payment of debt issuance fees	—	(14.5)

Net cash provided by financing activities	—	140.2

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS:	(0.9)	0.4

Net increase (decrease) in cash and cash equivalents	(36.7)	182.2
Cash and cash equivalents at beginning of period	394.1	97.7

Cash and cash equivalents at end of period	$357.4	$279.9

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

					Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	139.7	$139.7	13.1	$(286.1)	$562.4	$897.3	$(64.6)	$1,248.7	$21.1
Net Loss	—	—	—	—	—	(22.5)	—	(22.5)	(0.2)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	5.5	(5.7)	—	—	(0.2)	—
Compensation expense associated with stock awards	—	—	—	—	3.2	—	—	3.2	—
Other comprehensive income	—	—	—	—	—	—	4.6	4.6	(0.4)

Balance, March 31, 2010	139.7	$139.7	12.9	$(280.6)	$559.9	$874.8	$(60.0)	$1,233.8	$20.5

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2010	2009
Net loss	$(22.7)	$(30.7)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2.5)	2.9
Unrealized gain (loss) on derivative instruments	(0.1)	(0.2)
Unrealized gain (loss) on marketable securities	6.1	0.3
Defined benefit pension plans:
Amortization of prior service cost	0.1	—
Amortization of net loss	0.6	0.5

Other comprehensive income, net of tax	4.2	3.5

Net loss attributable to noncontrolling interest	0.2	0.2
Foreign currency translation adjustments attributed to non-controlling interest	0.4	(0.4)

Comprehensive loss	$(17.9)	$(27.4)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 9) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. For those consolidated subsidiaries in which LP’s ownership interest is less than 100%, the outside shareholders’ interests are shown as non-controlling interest. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2010, LP has stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $3.2 million for the quarter ended March 31, 2010 as compared to $1.8 million for the quarter ended March 31, 2009.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. At March 31, 2010, 5,940,409 shares were available under the current stock award plans for stock-based awards. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant.

The following table sets out the assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first quarter of the respective years noted:

	2010	2009
Expected stock price volatility	59.8%	49.8%
Expected dividend yield	-%	-%
Risk-free interest rate	2.4%	1.7%
Expected life of options	5.0 years	5.0 years
Weighted average fair value of options and SSARs granted	$3.68	$0.97

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock options and stock settled stock appreciation rights outstanding as of March 31, 2010 as well as activity during the three month period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding options / SSARs
Options / SSARs outstanding at January 1, 2010	6,611	$13.99
SSARs granted	1,088	$7.00
Options / SSARs exercised	(67)	$2.17
Options /SSARs cancelled	(15)	$15.93

Options / SSARs outstanding at March 31, 2010	7,617	$13.09		$15.2

Vested and expected to vest at March 31, 2010	7,236	$13.09		$14.4

Options / SSARs exercisable at March 31, 2010	4,246	$6.47	7.49	$0.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2010. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.

In 2010, LP modified the terms of the SSAR grant for LP’s CEO to allow for vesting after termination of employment. Due to this change, LP recorded, as expense in the first quarter of 2010, the total fair value of the award as of the date of grant which was $1.0 million. This amount is included in the total expense recorded in the first quarter of 2010.

As of March 31, 2010, there was $4.7 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 2.0 years. LP recorded compensation expense related to these awards in the first quarter of 2010 of $1.9 million.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to selected senior executives as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The fair value of these grants approximates the market value of the underlying shares of common stock. LP recorded compensation expense related to these awards in the first quarter of 2010 of 0.8 million. As of March 31, 2010, there was $3.2 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 2.1 years.

In 2010, LP modified the terms of the restricted stock unit grant for LP’s CEO on February 2010 to allow for vesting after termination of employment. Due to this change, LP recorded, as expense in the first quarter of 2010, the total fair value of the award as of the date of grant which was $0.5 million which is included in the first quarter expense.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes incentive share awards outstanding as of March 31, 2010 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2010	570,569
Incentive shares awards granted	392,407
Incentive share awards vested	(4,236)
Incentive share awards cancelled	(565)

Incentive share awards outstanding at March 31, 2010	958,175	2.13	$8.7

Vested and expected to vest at March 31, 2010	910,263	—	$8.2

Incentive share awards exercisable at March 31, 2010	—	—	—

Restricted Stock

LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of March 31, 2010, there was $2.7 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.9 years.

The following table summarizes the restricted stock outstanding as of March 31, 2010 as well as activity during the three months then ended.

	Quarter Ended March 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted shares
Restricted stock awards outstanding at January 1, 2010	665,521	$8.02
Restricted stock awards granted	210,536	7.00
Restrictions lapsing	(77,320)	22.99

Restricted stock awards at March 31, 2010	798,737	$6.30

LP recorded compensation expense related to these awards in the first quarter of 2010 of $0.4 million.

LP annually grants to each director restricted stock or restricted stock units. As of March 31, 2010, LP had 62,558 shares (or restricted stock units) outstanding under this program.

NOTE 3 – FAIR VALUE MEASUREMENTS

LP’s investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$36.4	$—	$—	$36.4
Trading securities	2.4	2.4	—	—

Total	$38.8	$2.4	$—	$36.4

Dollar amounts in millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$26.3	$—	$—	$26.3
Trading securities	2.3	2.3	—	—

Total	$28.6	$2.3	$—	$26.3

Available for sale securities measured at fair value as of March 31, 2010 and December 31, 2009 are auction rate securities recorded in long-term investments on LP’s condensed consolidated balance sheets. Due to the lack of observable market quotations on LP’s auction rate securities (ARS) portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including broker quotations and fair value estimates from issuing banks that rely on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31, 2009 and March 31, 2010.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2008	$12.3
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(0.9)

Balance at March 31, 2009	$11.4

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2009	$(0.9)

Balance at December 31, 2009	$26.3
Total realized/unrealized gains (losses)
Included in other comprehensive income	10.1

Balance at March 31, 2010	$36.4

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2010	$—

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these investments.

LP estimates the senior notes maturing in 2010, included in current portion of long-term debt, to have a fair market value of $62.0 million at March 31, 2010 and $62.0 million at December 31, 2009 based upon market quotations as compared to a book value of $60.2 million at March 31, 2010 and December 31, 2009. LP estimates the senior secured notes maturing in 2017, included in Other debt, to have a fair value of $266.9 million as of March 31, 2010 and $263.3 million at December 31, 2009 as compared to a book value of $179.5 million and $178.2 million at March 31, 2010 and December 31, 2009.

During the quarter ended March 31, 2010, LP recorded an impairment charge of $1.1 million to reduce the carrying value of the assets held for sale to the estimated selling price less selling cost. The valuation of these assets was determined using level one inputs under the market approach.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarter Ended March 31,
Dollar and share amounts in millions, except per share amounts	2010	2009
Numerator:
Loss attributed to LP common shares:
Loss from continuing operations	$(22.3)	$(30.1)
Loss from discontinued operations	(0.2)	(0.4)

Net loss	$(22.5)	$(30.5)

Denominator:
Basic - weighted average common shares outstanding	125.9	102.8
Dilutive effect of stock plans	—	—

Diluted shares outstanding	125.9	102.8

Basic earnings per share:
Loss from continuing operations	$(0.18)	$(0.29)
Loss from discontinued operations	—	(0.01)

Net loss per share	$(0.18)	$(0.30)

Stock options, stock warrants and SSARs relating to approximately 3.6 million and 24.3 million shares of LP common stock at March 31, 2010 and 2009, respectively, were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.

NOTE 5 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	March 31, 2010	December 31, 2009
Trade receivables	$79.3	$47.4
Interest receivables	6.1	1.9
Other receivables	11.7	11.8
Allowance of doubtful accounts	(1.3)	(1.2)

Total	$95.8	$59.9

Other receivables at March 31, 2010 and December 31, 2009 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2010	December 31, 2009
Logs	$34.1	$15.3
Other raw materials	21.7	18.6
Finished products	119.1	98.4
Supplies	9.4	9.0
LIFO reserve	(0.9)	(0.9)

Total	$183.4	$140.4

NOTE 7 – ASSETS HELD FOR SALE

Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of March 31, 2010 and December 31, 2009, LP included three OSB mills and various non-operating sites in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollars in millions	March 31, 2010	December 31, 2009
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$15.9	$15.9
Buildings	35.7	35.7
Machinery and equipment	211.0	212.1

	262.6	263.7
Accumulated depreciation	(194.6)	(194.6)

Net property, plant and equipment	$68.0	$69.1

During the quarter ended March 31, 2010, LP recorded an impairment of $1.1 million to reduce the carrying value of these assets to their estimated selling price less selling cost.

NOTE 8 – INCOME TAXES

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

For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. For the first quarter of 2010, LP determined its year-to-date tax provision using the discrete or cut-off method, which allows for the application to year-to-date results of the effective income tax rate that would actually apply to such results (rather than an estimated effective annual income tax rate which was used in the first quarter of 2009). This approach is appropriate where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the first quarter of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and discrete adjustment for state income taxes. For the first quarter of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates.

The components and associated estimated effective income tax rates applied to the quarter ended March 31, 2010 and 2009 are as follows:

	Quarter Ended March 31,
Dollars in millions	2010		2009
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(10.3)	31%	$(19.3)	39%
Discontinued operations	(0.1)	38%	(0.3)	39%

	$(10.4)	31%	$(19.6)	39%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Chile, Brazil and Peru. Federal income tax examinations for the years through 2006 have been effectively settled. LP remains subject to state and local tax examinations for the tax years 2005 through 2008. LP’s Canadian income tax returns have been audited and effectively settled through 2004.

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

NOTE 9 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarters ended March 31, 2010 and 2009 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2010	2009
Severance	$0.1	$(0.5)
Gain on insurance recovery	—	4.3

	$0.1	$3.8

In the first quarter of 2009, LP recorded a net gain of $4.3 million associated with reimbursements of legal expenses associated with an environmental litigation and a loss $0.5 million associated with severance costs due to LP’s “right sizing” initiatives.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – TRANSACTIONS WITH AFFILIATES

LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended March 31, 2010 and 2009, LP sold $1.8 million and $0.9 million of products to AbitibiBowater-LP and purchased $10.8 million and $5.0 million of I-joist from AbitibiBowater-LP. LP also purchased $23.6 million and $7.0 million of OSB from Canfor-LP during the quarters ended March 31, 2010 and 2009.

NOTE 11 – LEGAL AND ENVIRONMENTAL MATTERS

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

Antitrust Litigation

On December 1, 2008, LP was named as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs, who opted out of a class action settlement of substantially identical claims that was implemented in 2008, seek treble damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, together with costs and attorneys’ fees. LP believes these allegations are without merit and intends to vigorously defend this suit.

Although the complaint in this opt-out case does not specify the amount of damages sought, a damages model subsequently filed by the plaintiffs suggests that they may be seeking damages in a range from $149 million to $174 million (or $447 million to $524 million if trebled). LP has not increased its reserves for this opt-out case as a result of the filing of the damages model. LP believes that the resolution of this matter will not have a material adverse effect on LP’s financial position, results of operations or cash flows.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SELECTED SEGMENT DATA

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009.

	Quarter Ended March 31,
Dollar amounts in millions	2010	2009
Net sales:
OSB	$117.0	$72.3
Siding	89.6	74.7
Engineered Wood Products	48.8	30.0
Other	41.2	28.5

	$296.6	$205.5

Operating profit (loss):
OSB	$(4.5)	$(24.2)
Siding	8.5	2.1
Engineered Wood Products	(6.6)	(9.2)
Other	0.2	1.6
Other operating credits and charges, net	0.1	3.8
Gain (loss) on sale or impairment of long-lived assets	(1.3)	(0.1)
General corporate and other expenses, net	(19.8)	(19.1)
Foreign currency gains (losses)	1.5	2.6
Gain on early debt extinguishment	—	0.6
Other than temporary impairment of investments	—	(0.9)
Investment income	5.9	6.1
Interest expense, net of capitalized interest	(16.8)	(12.9)

Loss from continuing operations before taxes	(32.8)	(49.6)
Benefit for income taxes	(10.3)	(19.3)

Loss from continuing operations	$(22.5)	$(30.3)

NOTE 13 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2010, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, demand and pricing for the relevant products be at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

NOTE 14 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	March 31, 2010	December 31, 2009
Environmental reserves	$14.6	$14.7
Hardboard siding reserves	22.2	24.2
Other reserves	1.7	1.9

Total contingency reserves	38.5	40.8
Current portion of contingency reserves	(10.0)	(10.0)

Long-term portion of contingency reserves	$28.5	$30.8

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009. LP believes that the reserve balance for this settlement at March 31, 2010 will be adequate to cover future payments to claimants and related administrative costs.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first quarters of 2010 and 2009 are summarized in the following table.

Dollar amounts in millions	March 31, 2010	March 31, 2009
Beginning balance, December 31,	$24.2	$31.2
Payments made for claims	(1.5)	(4.0)
Payments made for administrative costs	(0.5)	(0.7)

Ending balance	$22.2	$26.5

NOTE 15 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended March 31, 2010 and 2009. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2010	2009
Service cost	$1.0	$1.7
Interest cost	5.4	4.1
Expected return on plan assets	(6.0)	(4.4)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	1.6	1.0

Net periodic pension cost	$2.1	$2.5

As of January 1, 2010, LP froze future contribution credits to its qualified U.S. defined benefit pension plans. Through March 31, 2010 and 2009, LP recognized $2.1 million and $2.5 million of pension expense, respectively, for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $4.3 million of pension expense in the remainder of 2010 for a total of $6.4 million.

Through March 31, 2010, LP made no significant pension contributions for LP’s defined benefit plans. LP presently anticipates making approximately $10 to 12 million additional pension contributions for the plans during the remainder of 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 23 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of LP’s guarantees and indemnifications.

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first quarters of 2010 and 2009 are summarized in the following table:

Dollar amounts in millions	March 31, 2010	March 31, 2009
Beginning balance, December 31,	$32.9	$33.7
Accrued to expense	1.4	1.0
Payments made	(2.4)	(2.2)

Total warranty reserves	31.9	32.5
Current portion of warranty reserves	(7.0)	(7.0)

Long-term portion of warranty reserves	$24.9	$25.5

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 17 – RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified under ASC Topic 860, “Transfers and Servicing” (ASC 860) and ASC Topic 810 “Consolidation”. Under ASC 860, the concept of a qualifying special-purpose entity (QSPE) is no longer relevant for accounting purposes, and formerly qualifying special purpose entities need to be evaluated for consolidation. ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest. As of January 1, 2010, LP adopted ASC 860 and 810 and consolidated the former QSPE established in connection with the sale of southern timber and timberlands in 2003. The consolidation of the former QSPE results in adjustments to LP’s consolidated financial statements to increase LP’s assets by $368.1 million, to increase LP’s liabilities by $368.9 million and to reduce LP’s net equity by $0.8 million. Specifically, “Notes receivable from asset sales” increased by $410 million; “Advances to and investments in affiliates” declined by $44.5 million; “Restricted cash” increased $1.6 million; “Deferred debt cost” increased by $0.9 million; “Accounts payable and accrued liabilities” increased by $0.2 million; “Long-term debt” increased by $368.7 million and “Retained earnings” declined of $0.8 million. The retroactive application of ASC 860 and 810 resulted in the recognition of additional net loss for the three months ended March 31, 2009 of $0.1 million.

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

To serve our markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first quarter of 2010, the U.S. Department of Census reported that actual single and multi-family housing starts were about 17% higher than for the first quarter of 2009. We believe the improved level of building, while significantly below “normal” levels, is related to the improving U.S. economy and easing of credit markets, as well as certain housing initiatives by the U.S. government. Our increase in sales is higher than the increase in housing starts due to significant inventory reductions taken by our customers during 2009 in response to the global recession and a subsequent attempt to build inventory in the first quarter of 2010 due to anticipated seasonal building activity. Building activity is unlikely to improve to “normal” levels until the number of homes available for sale is reduced, foreclosure activity subsidies, level of unemployment stabilizes and housing prices stabilize further.

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the first quarter of 2010, these significant accounting estimates and judgments include:

Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, credit-linked notes and other securities. Historically, liquidity for these auction-rate securities was typically provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of March 31, 2010, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $36.4 million ($96.8 million, par value) of auction-rate securities as long-term available-for-sale securities.

Our estimates of the valuation of our current holdings of auction rate securities are based upon our evaluation of the structure of our auction rate securities and current market estimates of fair value, including fair value estimates from the issuing banks and indicative pricing from other parties. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the numerous variables associated with these judgments, both the precision and reliability of the resulting estimates of the related valuation allowance are subject to substantial uncertainties. We regularly monitor our estimated exposure to these investments and, as additional information becomes known, may change our estimates significantly.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2010, we excluded from our estimates approximately $1.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

Impairment of Long-Lived Assets. We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We consider the necessity of undertaking such a review at least quarterly, and also when certain events or changes in circumstances occur. Events and changes in circumstances that may necessitate such a review may include, but are not limited to: a significant decrease in the market price of a long-lived asset or group of long-lived assets; a significant adverse change in the extent or manner in which a long-lived asset or group of long-lived assets is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or group of long-lived assets, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or group of long-lived assets; current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or group of long-lived assets; and a current expectation that, more likely than not, a long-lived asset or group of long-lived assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S., requires us to make judgments, assumptions and estimates.

In general, for assets held and used in our operations, impairments are recognized when the carrying amount of the long-lived asset or groups of long-lived assets is not recoverable and exceeds the fair value of the asset or groups of assets. The carrying amount of a long-lived asset or groups of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets or group of assets. The key assumptions in estimating these cash flows relate to future production volumes, pricing of commodity or specialty products and future estimates of expenses to be incurred as reflected in our long-range internal planning models. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing, and reflect our assessment of information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our assumptions regarding expenses reflect our expectation that we will continue to reduce production costs to offset inflationary impacts.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2010, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

Workers’ Compensation. We are self insured for most of our U.S. employees’ workers compensation claims. We account for these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters. The amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose continuing earnings before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, other than temporary investment impairment, early debt extinguishment and investment income. Neither EBITDA from continuing operations nor adjusted EBITDA from continuing operations are a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.

We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations in this report on Form 10-Q because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and adjusted EBITDA measures may not be comparable to EBITDA and adjusted EBITDA reported by other companies. Our EBITDA and adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incurred or experienced in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Three Months Ended March 31, 2010
Sales	$117.0	$89.6	$48.8	$41.2	$—	$296.6

Depreciation and amortization	8.6	5.1	3.4	2.7	0.6	20.4
Cost of sales and selling and administrative	113.3	76.0	51.8	37.4	19.2	297.7
(Gain) loss on sale or impairment of long lived assets					1.3	1.3
Other operating credits and charges, net					(0.1)	(0.1)

Total operating costs	121.9	81.1	55.2	40.1	21.0	319.3

Income (loss) from operations	(4.9)	8.5	(6.4)	1.1	(21.0)	(22.7)
Total non-operating income (expense)					(9.4)	(9.4)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(4.9)	8.5	(6.4)	1.1	(30.4)	(32.1)
Provision (benefit) for income taxes					(10.3)	(10.3)
Equity in (income) loss of unconsolidated affiliates	(0.4)		0.2	0.9		0.7

Income (loss) from continuing operations	(4.5)	8.5	(6.6)	0.2	(20.1)	(22.5)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(4.5)	8.5	(6.6)	0.2	(20.1)	(22.5)
Income tax benefit					(10.3)	(10.3)
Interest expense, net of capitalized interest					16.8	16.8
Depreciation and amortization	8.6	5.1	3.4	2.7	0.6	20.4

EBITDA from continuing operations	4.1	13.6	(3.2)	2.9	(13.0)	4.4

Stock based compensation expense	0.2	0.2	0.1	—	2.7	3.2
(Gain) loss on sale or impairment of long lived assets					1.3	1.3
Investment income					(5.9)	(5.9)
Other operating credits and charges, net					(0.1)	(0.1)

Adjusted EBITDA from continuing operations	$4.3	$13.8	$(3.1)	$2.9	$(15.0)	$2.9

Three Months Ended March 31, 2009
Sales	$72.3	$74.7	$30.0	$28.5	$—	205.5

Depreciation and amortization	7.2	4.7	3.0	3.2	1.0	19.1
Cost of sales and selling and administrative	86.8	67.9	36.0	23.8	18.1	232.6
(Gain) loss on sale or impairment of long lived assets					0.1	0.1
Other operating credits and charges, net					(3.8)	(3.8)

Total operating costs	94.0	72.6	39.0	27.0	15.4	248.0

Loss from operations	(21.7)	2.1	(9.0)	1.5	(15.4)	(42.5)
Total non-operating income (expense)					(4.5)	(4.5)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(21.7)	2.1	(9.0)	1.5	(19.9)	(47.0)
Provision (benefit) for income taxes					(19.3)	(19.3)
Equity in (income) loss of unconsolidated affiliates	2.5		0.2	(0.1)		2.6

Income (loss) from continuing operations	(24.2)	2.1	(9.2)	1.6	(0.6)	(30.3)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(24.2)	2.1	(9.2)	1.6	(0.6)	(30.3)
Income tax benefit					(19.3)	(19.3)
Interest expense, net of capitalized interest					12.9	12.9
Depreciation and amortization	7.2	4.7	3.0	3.2	1.0	19.1

EBITDA from continuing operations	(17.0)	6.8	(6.2)	4.8	(6.0)	(17.6)

Stock based compensation expense	0.2	0.2	—	—	1.4	1.8
(Gain) loss on sale or impairment of long lived assets					0.1	0.1
Gain on early debt extinguishment					(0.6)	(0.6)
Investment income					(6.1)	(6.1)
Other operating credits and charges, net					(3.8)	(3.8)
Other than temporary asset impairment					0.9	0.9

Adjusted EBITDA from continuing operations	$(16.8)	$7.0	$(6.2)	$4.8	$(14.1)	$(25.3)

RESULTS OF OPERATIONS

(Dollar amounts in millions, except per share amounts)

Our net loss attributable to LP for the first quarter of 2010 was $22.5 million, or $0.18 per diluted share, on sales of $296.6 million, compared to a net loss attributable to LP for the first quarter of 2009 of $30.5 million, or $0.30 per diluted share, on sales of $205.5 million. For the first quarter of 2010, loss from continuing operations was $22.5 million, or $0.18 per diluted share, compared to a loss from continuing operations of $30.1 million, or $0.29 per diluted share, for the first quarter of 2009.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating losses, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2010	2009	Change
Net sales	$117.0	$72.3	62%
Operating losses	$(4.5)	$(24.2)	81%
Adjusted EBITDA from continuing operations	$4.3	$(16.8)	126%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 are as follows:

	Quarter Ended March 31, 2010 versus 2009
	Average Net Selling Price	Unit Shipments
Commodity OSB	26%	34%

OSB prices increased for the first quarter of 2010 as compared to the corresponding periods of 2009. The increase in OSB prices was likely due to tightening of the gap between supply and demand based upon currently operating facilities across the industry as well as raw material shortages due to weather related issues. The increase in selling price favorably impacted net sales and operating losses by approximately $24 million for the quarter as compared to the corresponding period of 2009. As compared to the corresponding period of 2009, the increase in sales volume was primarily due to increased demand as well as inventory restocking by our customers after dramatic declines in 2009. To balance supply and demand, we continue to have two of our ten OSB mills curtailed.

Compared to the first quarter of 2009, the primary factor for decreased operating losses was the increase in commodity OSB sales prices. This increase was offset by an increase in our Canadian dollar denominated manufacturing costs and certain raw materials. The Canadian dollar has strengthened significantly since the first quarter 2009, which causes our Canadian production costs stated in U.S. dollars to increase.

SIDING

Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.

Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2010	2009	Change
Net sales	$89.6	$74.7	20%
Operating profits	8.5	2.1	305%
Adjusted EBITDA from continuing operations	13.8	7.0	97%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2010	2009	Change
SmartSide Siding	$66.1	$52.5	26%
Commodity OSB	8.2	7.1	15%
Canexel siding and other hardboard related products	15.3	15.1	1%

Total	$89.6	$74.7	20%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 are as follows:

	Quarter Ended March 31, 2010 versus 2009
	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	29%
Commodity OSB	20%	(5%)
Canexel siding	24%	(15%)

For the first quarter of 2010 compared to the corresponding period in 2009, sales volumes increased significantly in our SmartSide siding line due to improvement in housing starts as well as an inventory build in the sales channels. In our Canexel siding lines, sales volumes declined due to the curtailment of certain production lines. Sales prices in our SmartSide siding product line for the quarter ended March 31, 2010 as compared to the corresponding period of 2009 changed slightly due to product mix with specific product prices remaining generally constant. In our Canexel product line, sales prices increased in the first quarter as compared to the corresponding period of last year due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada. Sales prices increased in our commodity OSB products as discussed in the OSB segment above.

Overall, the improvement in operating results for our siding segment for the first quarter of 2010 compared to the same period of 2009 was primarily due to increased sales volumes and improvements in OSB pricing.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater-LP or under an exclusive sales arrangement.

Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2010	2009	Change
Net sales	$48.8	$30.0	63%
Operating losses	(6.6)	(9.2)	28%
Adjusted EBITDA from continuing operations	(3.1)	(6.2)	50%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2010	2009	Change
LVL/LSL	$21.9	$14.4	52%
I-Joist	18.6	9.7	92%
Related products	8.3	5.9	41%

Total	$48.8	$30.0	63%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 are as follows:

	Quarter Ended March 31, 2010 versus 2009
	Average Net Selling Price	Unit Shipments
LVL/LSL	4%	45%
I-Joist	(1%)	88%

During the first quarter of 2010 compared to the corresponding period of 2009, we saw increases in sales volumes in both LVL/LSL and I-Joist due to increased housing demand as well as customer inventory increases. Net average selling prices remained relatively flat in I-Joist but increased in LVL/LSL due changes in mix. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.

For the first quarter of 2010 compared to the corresponding period of 2009, the results of operations for EWP were improved due to higher sales volume and improvements in our LSL facility offset by higher raw material costs.

OTHER PRODUCTS

Our other products category includes a moulding business, South American operations, export sales and a joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended March 31,
	2010	2009	Change
Net sales	$41.2	$28.5	45%
Operating profits (losses)	0.2	1.6	(88%)
Adjusted EBITDA from continuing operations	2.9	4.8	(40%)

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2010	2009	Change
Moulding	$9.3	$7.9	18%
South American operations	30.4	18.8	62%
Other	1.5	1.8	(17%)

Total	$41.2	$28.5	45%

For the first quarter of 2010 compared to the corresponding period of 2009, sales in our moulding operation were higher due to increased retail demand and sales in South American operations increased as we continued to penetrate local South American markets in response to the rebuilding efforts resulting from the Chilean earthquake.

Overall, operating results associated with these activities were positively impacted by improvements in our South American and moulding operations and the performance of our U.S. Greenfiber joint venture.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2010 compared to the corresponding periods of 2009, general corporate expenses increased 4 percent and overall selling and administrative expenses increased by 9 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. Increases in general corporate expenses for the first quarter as compared to the first quarter of 2009 were due to certain modifications made of our stock compensation program in relation to LP’s CEO which were put in place in the first quarter of 2010. This increase was offset by continued focus on cost containment. Overall selling and administrative expenses increased in the first quarter of 2010 as compared to the first quarter of 2010 due to aforementioned stock program as well as several one-time benefits received in the first quarter of 2009 which did not occur in the first quarter of 2010,

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the first quarter of 2010 was relatively flat compared to the corresponding period of 2009 due to higher cash balances offset by lower interest rates. Interest expense was higher than in the corresponding period of 2009 due to interest associated with the debt we incurred in March of 2009. Components of interest expense, net of investment income, are as follows:

	Quarter Ended March 31,
	2010	2009
Investment income	$5.9	$6.1
Interest expense	(16.8)	(12.9)

Total	$(10.9)	$(6.8)

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

For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. For the first quarter of 2010, LP determined its year-to-date tax provision using the discrete or cut-off method, which allows for the application to year-to-date results of the effective income tax rate that would actually apply to such results (rather than an estimated effective annual income tax rate which was used in the first quarter of 2009). This approach is appropriate where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.

For the first quarter of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to state income taxes, the effect of foreign tax rates and discrete adjustment for state income taxes. For the first quarter of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to our foreign debt structure, state income taxes and the effect of foreign tax rates.

The components and associated estimated effective income tax rates applied to the quarter ended March 31, 2010 and 2009 are as follows:

	Quarter Ended March 31,
	2010		2009
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(10.3)	31%	$(19.3)	39%
Discontinued operations	(0.1)	38%	(0.3)	39%

	$(10.4)	31%	$(19.6)	39%

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Chile, Brazil and Peru. Federal income tax examinations for the years through 2006 have been effectively settled. LP remains subject to state and local tax examinations for the tax years 2005 through 2008. Our Canadian returns have been audited and effectively settled through 2004.

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

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 15 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information on our plans. We estimate that our net periodic pension cost for 2010 will be approximately $6.4 million. If a curtailment or settlement occurs in 2010, this estimate may change significantly. We estimate that we will contribute approximately $10 to $12 million to our defined benefit pension plans in 2010. At December 31, 2009, we had $104.2 million of net actuarial loss and $1.4 million of prior service cost included in accumulated other comprehensive loss. Of these amounts, we expect to recognize a net actuarial loss of $4.5 million as a component of net periodic pension cost in 2010, which will account for approximately 71% of our estimated 2010 net periodic pension cost.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2009, Note 20 to the Notes to the financial statements contained therein.

HARDBOARD SIDING LITIGATION UPDATE

The following update should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 20 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cumulative statistics under hardboard settlements are as follows:

	March 31, 2010	December 31, 2009
Completed claims received	82,700	80,900
Completed claims pending	1,100	2,100
Claims dismissed	13,300	12,900
Claims settled	68,300	65,900

The average payment amount for settled claims as of March 31, 2010 was $600 and December 31, 2009 was $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first quarter of 2010, we used $32.1 million of cash from operating activities compared to a generation of $2.3 million in the first quarter of 2009. The decrease in cash provided from operating activities in the first quarter of 2010 resulted primarily from reduced operating losses offset by higher income tax refunds in 2009 and a higher inventory build.

During the first quarter of 2010, our accounts receivable increased significantly due to higher sales volume across all product lines and increased sales prices related to commodity OSB. No substantial change in credit terms or number of days outstanding occurred. Inventory increased based upon expected future demand as well as requirements to increase log inventory due to the inability to harvest logs during the spring break up. Accounts payable remained relatively constant between periods.

INVESTING ACTIVITIES

During the first quarter of 2010, we used approximately $3.7 million in investing activities. Capital expenditures in the first quarter of 2010 were $1.9 million. Additionally, we contributed $2.1 million to our joint ventures for working capital requirements. Included in “Accounts payable” is $0.7 million related to capital expenditures that had not yet been paid as of March 31, 2010.

During the first quarter of 2009, we generated approximately $39.3 million from investing activities. Capital expenditures in the first quarter of 2009 were $3.9 million. Additionally, we contributed $3.7 million to our joint ventures for working capital requirements. We also received $19.6 million in proceeds on the sale of investments with maturities in excess of 90 days. Restricted cash was reduced by $26.8 million during the first quarter of 2009. Included in “Accounts payable” is $2.0 million related to capital expenditures that had not yet been paid as of March 31, 2009.

Capital expenditures for existing facilities and investments in existing joint ventures for 2010 are expected to total about $20 to $25 million.

FINANCING ACTIVITIES

In the first quarter of 2009, we issued and sold 375,000 Units consisting of (1) $375,000,000 principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of our common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The issuance and sale of the Units generated gross proceeds of $281.3 million, reflecting original issue discounts of $93.7 million, of which $126.6 million was used to retire $126.0 million aggregate principal amount of our 8.875% Senior Notes due 2010 and $14.5 million which was used to pay related transaction costs.

CREDIT AGREEMENTS

We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in September of 2012, so long as we maintain on deposit with the agent for the credit facility at all times until our 8.875% Senior Notes due August 15, 2010 have been paid in full an amount of cash or cash equivalents sufficient to pay all principal of and interest on such Notes when due and satisfy certain other conditions (with any failure to do so being an event of default under the credit facility). As of March 31, 2010, the principal amount outstanding under such Notes was $60.2 million.

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $50 million. At March 31, 2010, we had $84.7 million of unused borrowing base capacity under the credit facility, resulting from a borrowing base of $100.0 million less $15.3 million of outstanding non-cash collateralized letters of credit. However, because our fixed charge coverage ratio at March 31, 2010 was less than 1.1 to 1.0 we were effectively precluded from utilizing $50 million of this capacity (other than cash-collateralized letters of credit, as described below, subject to the applicable letter of credit sublimits). The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $50 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At March 31, 2010, we had no borrowings outstanding under the facility. In addition to the $15.3 million of non-cash collateralized letters of credit mentioned above, there were outstanding under the facility at March 31, 2010, $17.6 million letters of credit which were collateralized by $18.4 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect our fixed charge coverage ratio to be less than 1.1 to 1.0 at March 31, 2010 and throughout 2010, and, accordingly to remain subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility will continue to be constrained to an amount that does not exceed the excess of our adjusted borrowing base over $50 million.

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

OTHER LIQUIDITY MATTERS

As of March 31, 2010, we had $36.4 million ($96.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.

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

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2010, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

As of March 31, 2010, our outstanding debt bears interest at fixed rates and accordingly is not sensitive to interest rate changes.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2010, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter ended March 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
Oriented strand board, million square feet 3/8” basis (1)	664	421
Oriented strand board, million square feet 3/8” basis
(produced by wood-based siding mills)	49	50
Wood-based siding, million square feet 3/8” basis	204	161
Engineered I-Joist, million lineal feet (1)	22	9
Laminated veneer lumber (LVL), thousand cubic feet(1) and Laminated strand lumber (LSL), thousand cubic feet	899	617

(1)	Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006	210
2007	146
2008	172
2009	163
2009 1st Qtr. Avg.	154
2010 1st Qtr. Avg.	214

Source: Random Lengths

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 14 – Contingency Reserves” is incorporated herein by reference.

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

We have a high degree of product concentration. OSB accounted for about 48% of our North American sales in the first quarter of 2010 and 43% of our North American sales in the first quarter of 2009 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency in our Brazil subsidiary is the Brazilian real . Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, a strengthening of the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts for the first quarter of 2010 were approximately 17% higher than the same period in 2009 however housing starts remained below “normal” levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Although home building activity has improved in recent months, there can be no assurance that such improvement will continue at recent rates or at all. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods, and any further improvement in our operating performance is subject to continuing improvement in the factors referred to above. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI , Random Lengths and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Other Information

LP held its annual meeting on May 6, 2010, at which the stockholders of LP voted on the following:

The election of three Class III directors for LP with terms expiring at the Annual Meeting of Stockholders in 2012 and ratification of independent auditors.

The voting with respect to each of these matters was as follows:

1. ELECTION OF DIRECTORS

Director	For	Withheld
Lizanne C. Gottung	78,970,413	9,263,276
Dustin E. McCoy	78,020,602	10,213,087
Colin D. Watson	72,861,829	15,371,860

2. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN
SHARES	103,583,591	503,390	80,500

Item 5.	Exhibits

3.2	Bylaws of LP, as amended and restated effective February 4, 2010.

10.1	Second Amendment of the Loan and Security Agreement, dated January 29, 2010, among the Company, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated herein to Exhibit 10.1© to LP’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.7	1992 Non-employee Director Stock Option Plan (as amended and restated as of May 7, 2010).

10.8	2000 Non-employee Director Restricted Stock Plan (as amended and restated as of May 7, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

LOUISIANA-PACIFIC CORPORATION

Date: May 10, 2010	BY:	RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: May 10, 2010	BY:	CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)