Form 10-Q
period 2010-06-30
LOUISIANA-PACIFIC CORP
filed 2010-07-30
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2010

Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

414 Union Street, Nashville, TN 37219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (615) 986-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was ,required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filers” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Smaller reporting company ☐	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,212,923 shares of Common Stock, $1 par value, outstanding as of July 29, 2010.

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

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$447.1	$267.4	$743.7	$472.9

Operating costs and expenses:
Cost of sales	346.3	254.5	614.3	459.8
Depreciation, amortization and cost of timber harvested	22.4	18.9	42.8	38.0
Selling and administrative	29.0	29.1	58.7	56.4
(Gain) loss on sale or impairment of long-lived assets, net	(0.1)	(1.0)	1.2	(0.9)
Other operating credits and charges, net	0.6	(1.9)	0.5	(5.7)

Total operating costs and expenses	398.2	299.6	717.5	547.6

Income (loss) from operations	48.9	(32.2)	26.2	(74.7)

Other than temporary investment impairment	—	(0.8)	—	(1.7)
Interest expense, net of capitalized interest	(17.7)	(21.9)	(34.5)	(34.8)
Investment income	4.3	8.3	10.2	14.4
Foreign currency gains (losses)	(0.1)	6.7	1.4	9.3
Early debt extinguishment	—	—	—	0.6

Non-operating income (expense)	(13.5)	(7.7)	(22.9)	(12.2)

Income (loss) from continuing operations before taxes and equity in losses of unconsolidated affiliates	35.4	(39.9)	3.3	(86.9)
Provision (benefit) for income taxes	12.7	(16.0)	2.4	(35.3)
Equity in (income) loss of unconsolidated affiliates	(0.9)	3.3	(0.2)	5.9

Income (loss) from continuing operations	23.6	(27.2)	1.1	(57.5)

Loss from discontinued operations before taxes	(2.0)	(3.7)	(2.3)	(4.4)
Benefit for income taxes	(0.8)	(1.4)	(0.9)	(1.7)

Loss from discontinued operations	(1.2)	(2.3)	(1.4)	(2.7)

Net income (loss)	22.4	(29.5)	(0.3)	(60.2)
Less: Net income (loss) attributed to non-controlling interest	0.1	(0.3)	(0.1)	(0.5)

Net income (loss) attributed to Louisiana-Pacific Corporation	$22.3	$(29.2)	$(0.2)	$(59.7)

Net income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$0.18	$(0.26)	$0.01	$(0.55)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)

Net income (loss) per share	$0.17	$(0.28)	$—	$(0.58)

Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$0.17	$(0.26)	$0.01	$(0.55)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)

Net income (loss) per share	$0.16	$(0.28)	$—	$(0.58)

Average shares of stock outstanding - basic	128.5	103.0	127.2	102.8

Average shares of stock outstanding - diluted	139.8	103.0	138.2	102.8

Amounts attributed to LP Corporation common shareholders
Income (loss) from continuing operations, net of tax	$23.5	$(26.9)	$1.2	$(57.0)
Income (loss) from discontinued operations, net of tax	(1.2)	(2.3)	(1.4)	(2.7)

	$22.3	$(29.2)	$(0.2)	$(59.7)

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$437.1	$394.1
Receivables, net of allowance for doubtful accounts of $1.3 million and $1.2 million at June 30, 2010 and December 31, 2009	108.6	59.9
Income tax receivable	15.3	52.7
Inventories	164.2	140.4
Prepaid expenses and other current assets	8.1	6.2
Deferred income taxes	—	1.4
Current portion of notes receivable from asset sales	—	115.1
Assets held for sale	66.2	69.1

Total current assets	799.5	838.9
Timber and timberlands	49.0	50.6
Property, plant and equipment, at cost	2,078.7	2,081.1
Accumulated depreciation	(1,154.8)	(1,116.6)

Net property, plant and equipment	923.9	964.5
Notes receivable from asset sales	533.5	533.5
Long-term investments	34.1	26.3
Restricted cash	15.6	20.8
Investments in and advances to affiliates	132.9	138.5
Deferred debt costs	11.6	13.2
Other assets	26.2	26.6
Long-term deferred tax asset	1.0	7.4

Total assets	$2,527.3	$2,620.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$60.3	$60.3
Current portion of limited recourse notes payable	—	113.4
Short-term notes payable	—	0.4
Accounts payable and accrued liabilities	137.9	123.0
Current portion deferred taxes	1.7	—
Current portion of contingency reserves	7.0	10.0

Total current liabilities	206.9	307.1
Long-term debt, excluding current portion:	706.1	706.3
Contingency reserves, excluding current portion	30.7	30.8
Other long-term liabilities	132.2	137.2
Deferred income taxes	170.1	164.3
Redeemable non-controlling interest	20.6	21.1
Stockholders’ equity:
Common stock	144.8	139.7
Additional paid-in capital	556.4	562.4
Retained earnings	901.9	902.1
Treasury stock	(279.9)	(286.1)
Accumulated comprehensive loss	(62.5)	(64.6)

Total stockholders’ equity	1,260.7	1,253.5

Total liabilities and stockholders’ equity	$2,527.3	$2,620.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22.4	$(29.5)	$(0.3)	$(60.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	22.4	18.9	42.8	38.0
(Gain) loss of unconsolidated affiliates	(0.9)	3.3	(0.2)	5.9
Other operating charges and credits, net	2.8	2.1	2.7	2.8
(Gain) loss on sale or impairment of long-lived assets	(0.1)	(1.0)	1.2	(0.9)
Other than temporary investment impairment	—	0.8	—	1.7
Stock based compensation expense related to stock plans	2.2	2.2	5.4	4.0
Exchange (gain) loss on remeasurement	(0.3)	(1.6)	0.2	(7.0)
Cash settlement of contingencies	(1.0)	(4.0)	(3.4)	(9.0)
Other adjustments	1.6	3.9	3.5	2.7
Pension expense (in excess of payments)	1.4	2.2	3.4	3.8
Decrease (increase) in receivables	(14.3)	3.0	(50.7)	(31.3)
Decrease (increase) in income tax receivables	(9.7)	3.9	37.4	74.6
Decrease (increase) in inventories	19.4	37.3	(24.2)	38.5
Decrease (increase) in prepaid expenses	(5.8)	(1.3)	(1.6)	4.6
Increase in accounts payable and accrued liabilities	7.6	15.4	8.6	11.7
Increase (decrease) in deferred income taxes	20.0	(14.9)	10.8	(37.0)

Net cash provided by operating activities	67.7	40.7	35.6	42.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(3.5)	(0.8)	(5.4)	(4.7)
Reimbursements from (investments in and advances) to joint ventures	8.2	2.3	6.1	(1.4)
Proceeds from sale of assets	1.2	5.2	1.2	5.2
Receipt of proceeds from notes receivable	115.1	—	115.1	—
Proceeds from sales of investments	—	1.9	—	21.5
Decrease in restricted cash under letters of credit	5.3	10.8	5.2	37.6
Other investing activities, net	(0.4)	(0.6)	—	—

Net cash provided by investing activities	125.9	18.8	122.2	58.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long term debt	—	—	—	281.3
Repayment of long term debt	(113.8)	(9.7)	(113.8)	(136.3)
Payment of debt issuance fees	—	(1.0)	—	(15.5)

Net cash provided by (used in) financing activities	(113.8)	(10.7)	(113.8)	129.5

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	(4.0)	(1.0)	(3.6)

Net increase in cash and cash equivalents	79.7	44.8	43.0	227.0
Cash and cash equivalents at beginning of period	357.4	279.9	394.1	97.7

Cash and cash equivalents at end of period	$437.1	$324.7	$437.1	$324.7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	139.7	$139.7	13.1	$(286.1)	$562.4	$897.3	$(64.6)	$1,248.7	$21.1
Correction of beginning balance (see Note 19)						4.8		4.8

Adjusted balance, December 31, 2009						902.1		1,253.5
Net loss	—	—	—	—	—	(0.2)	—	(0.2)	(0.1)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	6.2	(6.2)	—	—	—	—
Warrants exercised	5.1	5.1			(5.1)			—
Compensation expense associated with stock awards	—	—	—	—	5.3	—	—	5.3	—
Other comprehensive income (loss)	—	—	—	—	—	—	2.1	2.1	(0.4)

Balance, June 30, 2010	144.8	$144.8	12.9	$(279.9)	$556.4	$901.9	$(62.5)	$1,260.7	$20.6

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$22.4	$(29.5)	$(0.3)	$(60.2)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2.3)	16.5	(4.7)	19.4
Unrealized gain (loss) on derivative instruments	0.2	0.3	0.1	0.1
Unrealized gain (loss) on marketable securities	(1.3)	8.9	4.8	9.2
Defined benefit pension plans:
Amortization of prior service cost	—	—	—	—
Amortization of net loss	0.9	0.4	1.5	0.9

Other comprehensive income, net of tax	(2.5)	26.1	1.7	29.6

Net loss attributable to noncontrolling interest	(0.1)	0.3	0.1	0.5
Foreign currency translation adjustments attributed to non-controlling interest	—	(2.6)	0.4	(3.0)

Comprehensive income (loss)	$19.8	$(5.7)	$1.9	$(33.1)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. For those consolidated subsidiaries in which LP’s ownership interest is less than 100%, the outside shareholders’ interests are shown as non-controlling interest. The Company determined that there was an error in the Statement of Other Comprehensive Income in the second quarter and six month periods ended June 30, 2009. The impact of this error was to reduce Other Comprehensive Income by $2.6 million and $3.0 million for the quarter and six month periods ended June 30, 2009 and has been corrected in the accompanying financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

For the quarters ended June 30, 2010 and 2009, the total compensation expense related to LP’s stock-based compensation plans was $2.2 million and $2.2 million. For the six month periods ended June 30, 2010 and 2009, the total compensation expense related to LP’s stock-based compensation plans was $5.4 million and $4.0 million. At June 30, 2010, 5,837,288 shares were available under the current stock award plans for stock-based awards. For the six month period ended June 30, 2010, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 2.43%; an expected volatility factor for the market price of the Company’s common stock of 59.5% (based upon historical volatility over the expected life); a dividend yield of 0.0%; and an expected life of 5.1 years (based upon historical experience). For the six month period ended June 30, 2009, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 1.76%; an expected volatility factor for the market price of the Company’s common stock of 49.8% (based upon historical volatility over the expected life); a dividend yield of 0.0%; and an expected life of 5 years (based upon historical experience). The weighted-average fair value of each option or stock settled stock appreciation right (SSARs) granted during the six month period ended June 30, 2010 and June 30, 2009 was $3.73 and $1.00.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$34.1	$—	$—	$34.1
Trading securities	2.3	2.3	—	—

Total	$36.4	$2.3	$—	$34.1

Dollar amounts in millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$26.3	$—	$—	$26.3
Trading securities	2.3	2.3	—	—

Total	$28.6	$2.3	$—	$26.3

Available for sale securities measured at fair value as of June 30, 2010 and December 31, 2009 are auction rate securities recorded in long-term investments on LP’s condensed consolidated balance sheets. Due to the lack of observable market quotations on LP’s auction rate securities (ARS) portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including broker quotations and fair value estimates from issuing banks that rely on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended June 30, 2009 and June 30, 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2008	$12.3
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(1.7)
Included in other comprehensive income	14.5

Balance at June 30, 2009	$25.1

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2009	$(1.7)

Balance at December 31, 2009	$26.3
Total realized/unrealized gains (losses)
Included in other comprehensive income	7.8

Balance at June 30, 2010	$34.1

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2010	$—

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these items.

During the six months ended June 30, 2010, LP recorded an impairment charge of $1.1 million to reduce the carrying value of the assets held for sale to the estimated selling price less selling cost. The valuation of these assets was determined using level one inputs under the market approach.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar and share amounts in millions, except per share amounts	2010	2009	2010	2009
Numerator:
Income attributed to LP common shares:
Income (loss) from continuing operations	$23.5	$(26.9)	$1.2	$(57.0)
Loss from discontinued operations	(1.2)	(2.3)	(1.4)	(2.7)

Net income (loss)	$22.3	$(29.2)	$(0.2)	$(59.7)

Denominator:
Basic - weighted average common shares outstanding	128.5	103.0	127.2	102.8
Dilutive effect of stock warrants	9.5	—	9.3	—
Dilutive effect of stock plans	1.8	—	1.7	—

Diluted shares outstanding	139.8	103.0	138.2	102.8

Basic earnings per share:
Income (loss) from continuing operations	$0.18	$(0.26)	$0.01	$(0.55)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)

Net income (loss) per share	$0.17	$(0.28)	$—	$(0.58)

Diluted earnings per share:
Income (loss) from continuing operations	$0.17	$(0.26)	$0.01	$(0.55)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)

Net income (loss) per share	$0.16	$(0.28)	$—	$(0.58)

For the quarter and six month period ended June 30, 2010, stock options and SSARs relating to approximately 5.6 million and 5.4 million shares of LP common stock were considered anti-dilutive or not in-the-money for purpose of LP’s earnings per share calculation. For the quarter and six month period ended June 30, 2009, stock options, stock warrants and SSARs relating to approximately 25.0 million and 17.6 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.

NOTE 5 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	June 30, 2010	December 31, 2009
Trade receivables	$86.7	$47.4
Interest receivables	1.1	1.9
Other receivables	22.1	11.8
Allowance of doubtful accounts	(1.3)	(1.2)

Total	$108.6	$59.9

Other receivables at June 30, 2010 and December 31, 2009 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables, receivables from our joint ventures associated with product purchases and other items.

NOTE 6 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2010	December 31, 2009
Logs	$19.9	$15.3
Other raw materials	22.1	18.6
Finished products	113.1	98.4
Supplies	10.0	9.0
LIFO reserve	(0.9)	(0.9)

Total	$164.2	$140.4

NOTE 7 – ASSETS HELD FOR SALE

Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of June 30, 2010 and December 31, 2009, LP included three OSB mills and various non-operating sites in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollars in millions	June 30, 2010	December 31, 2009
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$13.4	$15.9
Buildings	24.5	35.7
Machinery and equipment	210.9	212.1

	248.8	263.7
Accumulated depreciation	(182.6)	(194.6)

Net property, plant and equipment	$66.2	$69.1

During the six months ended June 30, 2010, LP recorded an impairment of $1.1 million to reduce the carrying value of these assets to estimated selling price less selling cost.

NOTE 8 – LONG TERM DEBT

LP’s long term debt consists of the following:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in millions	June 30, 2010	December 31, 2009
Debentures:
Senior notes, maturing 2010	$60.0	$60.0
Senior secured notes, maturing 2017	180.7	178.2
Bank credit facilities:
Chilean team credit facility, maturing 2019, demominated in UF	36.2	39.0
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2010 - 2018	112.0	225.4
Other financing
Senior private placement	368.7	368.7
Other	0.9	0.8

Total	766.4	880.0
Less: current portion	(60.3)	(173.7)

Net long-term portion	$706.1	$706.3

LP issued $47.9 million of senior notes in 1997 in a private placement to institutional investors. The $7.9 million remaining notes are secured by $10.0 million in notes receivable from Sierra Pacific Industries and mature in 2012. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.

LP issued $348.6 million of senior debt in 1998 in a private placement to institutional investors. The remaining $112.0 million of these notes ($225.4 million at December 31, 2009) mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The remaining notes are secured by $113.7 million ($228.7 million at December 31, 2009) of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.

LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable, However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principle amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of June 30, 2010 and December 31, 2009.

LP estimates the senior notes maturing in 2010, included in current portion of long-term debt, to have a fair market value of $60 million at June 30, 2010 and $ 62.0 million at December 31, 2009 based upon market quotations as compared to a book value of $60 million at June 30, 2010 and December 31, 2009. LP estimates the senior secured notes maturing in 2017 to have a fair value of $262.0 million as of June 30, 2010 and $263.3 million at December 31, 2009 as compared to a book value of $180.7 million and $ 178.2 million at June 30, 2010 and December 31, 2009.

Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the first six months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates, the effect of foreign currency translation, and a discrete adjustment for state income taxes. For the second quarter and first six months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates.

The components and associated estimated effective income tax rates applied to the quarter and six month periods ended June 30, 2010 and 2009 are as follows:

Dollars in millions	Quarter Ended June 30,
	2010		2009
	Tax Provision (benefit)	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$12.7	35%	$(16.0)	37%
Discontinued operations	(0.8)	39%	(1.4)	39%

	$11.9	35%	$(17.4)	37%

	Six Months Ended June 30,
	2010		2009
	Tax Provision (benefit)	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$2.4	69%	$(35.3)	38%
Discontinued operations	(0.9)	39%	(1.7)	39%

	$1.5	115%	$(37.0)	38%

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

As of June 30, 2010, LP projects that its deferred tax assets associated with state net operating loss carry forwards may not be fully realized, and has included a partial valuation allowance of $1.3 million in computing its annual effective tax rate estimate used to determine the tax expense for the period ending June 30, 2010.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and six month periods ended June 30, 2010 and 2009 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2010	2009	2010	2009
Severance	$—	$—	$0.1	$(0.5)
Additions to environmental contingency reserves		(2.6)		(2.6)
Construction related legal reserves	(0.6)	0.4	(0.6)	0.4
Gain on insurance recovery	—	4.1	—	8.4

	$(0.6)	$1.9	$(0.5)	$5.7

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

In the second quarter of 2010, LP recorded a loss of $0.6 million associated with an assessment in connection with one of its indefinitely curtained OSB mills.

NOTE 11 – TRANSACTIONS WITH AFFILIATES

LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP (a manufacturer of OSB). LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended June 30, 2010 and 2009, LP sold $2.3 million and $1.8 million of products to AbitibiBowater-LP and purchased $13.3 million and $9.3 million of I-joist from AbitibiBowater-LP. LP also purchased $30.5 million and $11.5 million of OSB from Canfor-LP during the quarters ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, LP sold $4.0 million and $2.7 million of products to AbitibiBowater-LP and purchased $24.0 million and $14.3 million of I-joist from AbitibiBowater-LP. LP also purchased $54.1 million and $18.5 million of OSB from Canfor-LP for the six months ended June 30, 2010 and 2009.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
OSB	$216.9	$97.7	$333.8	$170.0
Siding	130.3	103.9	219.9	178.5
Engineered Wood Products	55.7	35.9	104.5	65.8
Other	47.6	29.9	88.9	58.6
Less intersegment sales	(3.4)	—	(3.4)	—

	$447.1	$267.4	$743.7	$472.9

Operating profit (loss):
OSB	$47.9	$(18.4)	$43.4	$(42.6)
Siding	21.8	6.5	30.3	8.6
Engineered Wood Products	(4.4)	(8.6)	(10.9)	(17.8)
Other	3.7	0.6	3.7	2.2
less intersegment profits	(0.5)	—	(0.5)	—
Other operating credits and charges, net	(0.6)	1.9	(0.5)	5.7
Gain (loss) on sale or impairment of long-lived assets	0.1	1.0	(1.2)	0.9
General corporate and other expenses, net	(18.2)	(18.5)	(37.9)	(37.6)
Foreign currency gains (losses)	(0.1)	6.7	1.4	9.3
Gain on early debt extinguishment	—	—	—	0.6
Other than temporary impairment of investments	—	(0.8)	—	(1.7)
Investment income	4.3	8.3	10.2	14.4
Interest expense, net of capitalized interest	(17.7)	(21.9)	(34.5)	(34.8)

Income (loss) from continuing operations before taxes	36.3	(43.2)	3.5	(92.8)
Provision (benefit) for income taxes	12.7	(16.0)	2.4	(35.3)

Income (loss) from continuing operations	$23.6	$(27.2)	$1.1	$(57.5)

NOTE 14 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2010, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should demand and pricing for the relevant products be at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

NOTE 15 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	June 30, 2010	December 31, 2009
Environmental reserves	$14.6	$14.7
Hardboard siding reserves	21.4	24.2
Other reserves	1.7	1.9

Total contingency reserves	37.7	40.8
Current portion of contingency reserves	(7.0)	(10.0)

Long-term portion of contingency reserves	$30.7	$30.8

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009. LP believes that the reserve balance for this settlement at June 30, 2010 will be adequate to cover future payments to claimants and related administrative costs.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first quarters of 2010 and 2009 are summarized in the following table.

Dollar amounts in millions	June 30, 2010	June 30, 2009
Beginning balance, December 31,	$24.2	$31.2
Payments made for claims	(2.0)	(4.0)
Payments made for administrative costs	(0.8)	(0.7)

Ending balance	$21.4	$26.5

NOTE 16 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended June 30, 2010 and 2009. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months End June 30,
Dollar amounts in millions	2010	2009	2010	2009
Service cost	$0.7	$1.7	$1.7	$3.4
Interest cost	4.4	4.1	9.8	8.2
Expected return on plan assets	(4.7)	(4.4)	(10.7)	(8.8)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net loss	1.2	1.0	2.8	2.0

Net periodic pension cost	$1.7	$2.5	$3.8	$5.0

As of January 1, 2010, LP froze future contribution credits to its qualified U.S. defined benefit pension plans. Through June 30, 2010 and 2009, LP recognized $3.8 million and $5.0 million of pension expense, respectively, for all of LP’s defined benefit plans. LP presently anticipates recognizing an additional $2.6 million of pension expense in the remainder of 2010 for a total of $6.4 million.

Through June 30, 2010, LP made no significant pension contributions for LP’s defined benefit plans. LP presently anticipates making approximately $10 to 12 million additional pension contributions for the plans during the remainder of 2010.

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the second quarter and first six months of 2010 and 2009 are summarized in the following table:

Dollar amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$31.9	$32.5	$32.9	$33.7
Accrued to expense	2.0	3.6	3.1	4.6
Payments made	(3.3)	(1.6)	(5.4)	(3.8)

Total warranty reserves	30.6	34.5	30.6	34.5
Current portion of warranty reserves	(10.0)	(7.0)	(10.0)	(7.0)

Long-term portion of warranty reserves	$20.6	$27.5	$20.6	$27.5

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 18 – RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified under ASC Topic 860, “Transfers and Servicing” (ASC 860) and ASC Topic 810 “Consolidation”. Under ASC 860, the concept of a qualifying special-purpose entity (QSPE) is no longer relevant for accounting purposes, and formerly qualifying special purpose entities need to be evaluated for consolidation. ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest. As of January 1, 2010, LP adopted ASC 860 and 810 and consolidated the former QSPE established in connection with the sale of southern timber and timberlands in 2003. The consolidation of the former QSPE results in adjustments to LP’s consolidated financial statements to increase LP’s assets by $368.1 million, to increase LP’s liabilities by $368.9 million and to reduce LP’s net equity by $0.8 million. Specifically, “Notes receivable from asset sales” increased by $410 million; “Advances to and investments in affiliates” declined by $44.5 million; “Restricted cash” increased $1.6 million; “Deferred debt cost” increased by $0.9 million; “Accounts payable and accrued liabilities” increased by $0.2 million; “Long-term debt” increased by $368.7 million and “Retained earnings” declined of $0.8 million. The retroactive application of ASC 860 and 810 resulted in the recognition of additional net loss for the six months ended June 30, 2009 of $0.2 million.

NOTE 19 – IMMATERIAL RESTATEMENT

During the third quarter of 2009, the Company determined that there was an error in the Statement of Other Comprehensive Income in the second quarter and six month periods ended June 30, 2009. The impact of this error was to reduce Other Comprehensive Income by $2.6 million and $3.0 million for the quarter and six month periods ended June 30, 2009 and has been corrected in the accompanying financial statements.

During the second quarter of 2010, LP identified an error in the calculation of the Equity in income (losses) of affiliates relating to the foreign currency translation of income and losses of LP’s foreign joint ventures. This error was related to foreign currency rates applied to depreciation expense which is included as a component of “Equity in income and losses of unconsolidated affiliates”. As “Equity in income (losses) of unconsolidated affiliates” is a noncash item, this error did not impact net cash provided by (used in) operations in any period. This error resulted in the understatement of “Equity in (income) losses in unconsolidated affiliates” in the amount of $0.6 million, $1.4 million and $1.9 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 and the remaining in previous years with an accumulated understatement of the “Investment in and advances to affiliates” in the amounts of $4.8 million and $4.2 million as of December 31, 2009 and December 31, 2008. Since

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this adjustment is related to the foreign currency process, there is no impact on LP’s tax provision or related tax accounts.

LP believes the correction of the error is not material to its previously issued historical financial statements. However, given LP’s financial results through the second quarter of 2010, the error would be material to LP’s current results and therefore LP made the decision to correct the error though an immaterial restatement of the previously issued financial statements. The impact on the second quarter and first six months of 2009 is insignificant. The effects of this restatement on the audited Consolidated Balance sheet as previously presented in LP’s Form 10-K as of December 31, 2009 is as follows:

	2009
	As reported	Adjusted
Investments in and advances to affiliates	$133.7	$138.5

Total assets	$2,615.5	$2,620.3

Retained earnings	$897.3	$902.1

Total stockholders’ equity	$1,248.7	$1,253.5

Total liabilities and stockholders’ equity	$2,615.5	$2,620.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To serve our markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the six months of 2010, the U.S. Department of Census reported that actual single and multi-family housing starts were about 14% higher than for the same period of 2009. We believe the improved level of building, while significantly below “normal” levels, is related to the slightly improving U.S. economy and certain housing initiatives by the U.S. government. Our increase in sales is higher than the increase in housing starts due to significant inventory reductions taken by our customers during 2009 in response to the global recession and a subsequent attempt to build inventory in the first two quarters of 2010 due to anticipated seasonal building activity. During the second quarter, OSB prices were much stronger than in previous periods. Building activity is unlikely to improve to “normal” levels until the number of homes available for sale is reduced, foreclosure activity subsides, employment improves and housing prices stabilize further.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the first six months of 2010, these significant accounting estimates and judgments include:

Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, credit-linked notes, bank trust preferred notes and other securities. Historically, liquidity for these auction-rate securities was typically provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of June 30, 2010, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $34.1 million ($96.8 million, par value) of auction-rate securities as long-term available-for-sale securities.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2010, we excluded from our estimates approximately $1.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2010, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, other than temporary investment impairment, early debt extinguishment and investment income. Neither EBITDA from continuing operations nor adjusted EBITDA from continuing operations are a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.

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

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to adjusted EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Three Months Ended June 30, 2010
Sales	$216.9	$130.3	$55.7	$47.6	$(3.4)	$447.1

Depreciation and amortization	9.9	5.4	3.7	2.8	0.6	22.4
Cost of sales and selling and administrative	161.9	103.1	56.3	39.3	14.7	375.3
(Gain) loss on sale or impairment of long lived assets					(0.1)	(0.1)
Other operating credits and charges, net					0.6	0.6

Total operating costs	171.8	108.5	60.0	42.1	15.8	398.2

Income (loss) from operations	45.1	21.8	(4.3)	5.5	(19.2)	48.9
Total non-operating income (expense)					(13.5)	(13.5)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	45.1	21.8	(4.3)	5.5	(32.7)	35.4
Provision (benefit) for income taxes					12.7	12.7
Equity in (income) loss of unconsolidated affiliates	(2.8)		0.1	1.8		(0.9)

Income (loss) from continuing operations	47.9	21.8	(4.4)	3.7	(45.4)	23.6

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	47.9	21.8	(4.4)	3.7	(45.4)	23.6
Income tax provision (benefit)					12.7	12.7
Interest expense, net of capitalized interest					17.7	17.7
Depreciation and amortization	9.9	5.4	3.7	2.8	0.6	22.4

EBITDA from continuing operations	57.8	27.2	(0.7)	6.5	(14.4)	76.4

Stock based compensation expense	0.2	0.2	0.1	—	1.6	2.1
(Gain) loss on sale or impairment of long lived assets					(0.1)	(0.1)
Investment income					(4.3)	(4.3)
Other operating credits and charges, net					0.6	0.6

Adjusted EBITDA from continuing operations	$58.0	$27.4	$(0.6)	$6.5	$(16.6)	$74.7

Three Months Ended June 30, 2009
Sales	$97.7	$103.9	$35.9	$29.9	$—	$267.4

Depreciation and amortization	8.9	4.3	2.9	2.0	0.8	18.9
Cost of sales and selling and administrative	105.2	93.1	41.4	26.2	17.7	283.6
(Gain) loss on sale or impairment of long lived assets					(1.0)	(1.0)
Other operating credits and charges, net					(1.9)	(1.9)

Total operating costs	114.1	97.4	44.3	28.2	15.6	299.6

Income (loss) from operations	(16.4)	6.5	(8.4)	1.7	(15.6)	(32.2)
Total non-operating income (expense)					(7.7)	(7.7)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(16.4)	6.5	(8.4)	1.7	(23.3)	(39.9)
Provision (benefit) for income taxes					(16.0)	(16.0)
Equity in (income) loss of unconsolidated affiliates	2.0		0.2	1.1		3.3

Income (loss) from continuing operations	(18.4)	6.5	(8.6)	0.6	(7.3)	(27.2)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(18.4)	6.5	(8.6)	0.6	(7.3)	(27.2)
Income tax benefit					(16.0)	(16.0)
Interest expense, net of capitalized interest					21.9	21.9
Depreciation and amortization	8.9	4.3	2.9	2.0	0.8	18.9

EBITDA from continuing operations	(9.5)	10.8	(5.7)	2.6	(0.6)	(2.4)

Stock based compensation expense	0.2	0.2	0.1	—	1.6	2.1
(Gain) loss on sale or impairment of long lived assets					(1.0)	(1.0)
Investment income					(8.3)	(8.3)
Other operating credits and charges, net					(1.9)	(1.9)
Other than temporary asset impairment					0.8	0.8

Adjusted EBITDA from continuing operations	$(9.3)	$11.0	$(5.6)	$2.6	$(9.4)	$(10.7)

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Six Months Ended June 30, 2010
Sales	$333.8	$219.9	$104.5	$88.9	$(3.4)	$743.7

Depreciation and amortization	18.5	10.5	7.1	5.5	1.2	42.8
Cost of sales and selling and administrative	275.1	179.1	108.0	77.0	33.8	673.0
(Gain) loss on sale or impairment of long lived assets					1.2	1.2
Other operating credits and charges, net					0.5	0.5

Total operating costs	293.6	189.6	115.1	82.5	36.7	717.5

Income (loss) from operations	40.2	30.3	(10.6)	6.4	(40.1)	26.2
Total non-operating income (expense)					(22.9)	(22.9)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	40.2	30.3	(10.6)	6.4	(63.0)	3.3
Provision (benefit) for income taxes					2.4	2.4
Equity in (income) loss of unconsolidated affiliates	(3.2)		0.3	2.7		(0.2)

Income (loss) from continuing operations	43.4	30.3	(10.9)	3.7	(65.4)	1.1

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	43.4	30.3	(10.9)	3.7	(65.4)	1.1
Provision (benefit) for income taxes					2.4	2.4
Interest expense, net of capitalized interest					34.5	34.5
Depreciation and amortization	18.5	10.5	7.1	5.5	1.2	42.8

EBITDA from continuing operations	61.9	40.8	(3.8)	9.2	(27.3)	80.8

Stock based compensation expense	0.5	0.3	0.3	—	4.2	5.3
(Gain) loss on sale or impairment of long lived assets					1.2	1.2
Investment income					(10.2)	(10.2)
Other operating credits and charges, net					0.5	0.5

Adjusted EBITDA from continuing operations	$62.4	$41.1	$(3.5)	$9.2	$(31.6)	$77.6

Six Months Ended June 30, 2009
Sales	$170.0	$178.5	$65.8	$58.6	$—	472.9

Depreciation and amortization	16.0	9.0	5.9	5.1	2.0	38.0
Cost of sales and selling and administrative	192.1	160.9	77.3	50.3	35.6	516.2
(Gain) loss on sale or impairment of long lived assets					(0.9)	(0.9)
Other operating credits and charges, net					(5.7)	(5.7)

Total operating costs	208.1	169.9	83.2	55.4	31.0	547.6

Income (loss) from operations	(38.1)	8.6	(17.4)	3.2	(31.0)	(74.7)
Total non-operating income (expense)					(12.2)	(12.2)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(38.1)	8.6	(17.4)	3.2	(43.2)	(86.9)
Provision (benefit) for income taxes					(35.3)	(35.3)
Equity in (income) loss of unconsolidated affiliates	4.5		0.4	1.0		5.9

Income (loss) from continuing operations	(42.6)	8.6	(17.8)	2.2	(7.9)	(57.5)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(42.6)	8.6	(17.8)	2.2	(7.9)	(57.5)
Provision (benefit) for income taxes					(35.3)	(35.3)
Interest expense, net of capitalized interest					34.8	34.8
Depreciation and amortization	16.0	9.0	5.9	5.1	2.0	38.0

EBITDA from continuing operations	(26.6)	17.6	(11.9)	7.3	(6.4)	(20.0)

Stock based compensation expense	0.4	0.3	0.3	—	3.0	4.0
(Gain) loss on sale or impairment of long lived assets					(0.9)	(0.9)
(Gain) on early debt extinguishment					(0.6)	(0.6)
Investment income					(14.4)	(14.4)
Other operating credits and charges, net					(5.7)	(5.7)
Other than temporary asset impairment					1.7	1.7

Adjusted EBITDA from continuing operations	$(26.2)	$17.9	$(11.6)	$7.3	$(23.3)	$(35.9)

RESULTS OF OPERATIONS

(Dollar amounts in millions, except per share amounts)

Our net income attributable to LP for the second quarter of 2010 was $22.3 million, or $0.16 per diluted share, on sales of $447.1 million, compared to a net loss attributable to LP for the second quarter of 2009 of $29.2 million, or $0.28 per diluted share, on sales of $267.4 million. For the second quarter of 2010, income from continuing operations was $23.6 million, or $0.17 per diluted share, compared to a loss from continuing operations of $27.2 million, or $0.26 per diluted share, for the second quarter of 2009.

Our net loss attributable to LP for the first six months of 2010 was $0.2 million, or $0.00 per diluted share, on sales of $743.7 million, compared to a net loss attributable to LP for the same period of 2009 of $59.7 million, or $0.58 per diluted share, on sales of $472.9 million. For the first six months of 2010, income from continuing operations was $1.1 million, or $0.01 per diluted share, compared to a loss from continuing operations of $57.5 million, or $0.55 per diluted share, for the first six months of 2009.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating income (losses), and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Net sales	$216.9	$97.7	122%	$333.8	$170.0	96%
Operating income (losses)	47.9	(18.4)	360%	43.4	(42.6)	202%
Adjusted EBITDA from continuing operations	58.0	(9.3)	724%	62.4	(26.2)	338%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009 are as follows:

	Quarter Ended June 30, 2010 versus 2009		Six Months Ended June 30, 2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Commodity OSB	78%	24%	54%	28%

For both the quarter and the six month period ended June 30, 2010, OSB prices increased compared to the corresponding periods of 2009. The increase in OSB prices was likely due to tightening of the gap between supply and demand based upon currently operating facilities across the industry as well as raw material shortages due to weather related issues. The increase in selling price favorably impacted net sales and operating losses by approximately $72 million for the quarter and $87 million for the six month period as compared to the corresponding periods of 2009. As compared to the corresponding periods of 2009, the increase in sales volume was primarily due to increased demand as well as inventory restocking by our customers after dramatic declines in 2009. To balance supply and demand, we continue to have two of our ten OSB mills curtailed.

Compared to the second quarter and first six months of 2009, the primary factor that led to improved operating results was the increase in commodity OSB sales prices. This increase was offset by an increase in our Canadian dollar denominated manufacturing costs and certain raw materials. The Canadian dollar has strengthened significantly from the corresponding periods of 2009, which causes our Canadian production costs stated in U.S. dollars to increase.

SIDING

Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.

Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Net sales	$130.3	$103.9	25%	$219.9	$178.5	23%
Operating profits	21.8	6.5	235%	30.3	8.6	252%
Adjusted EBITDA from continuing operations	27.4	11.0	149%	41.1	17.9	130%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
SmartSide Siding	$100.4	$82.8	21%	$166.7	$134.7	24%
Commodity OSB	13.7	7.1	93%	21.8	14.2	54%
Canexel siding and other hardboard related products	16.2	14.0	16%	31.4	29.6	6%

Total	$130.3	$103.9	25%	$219.9	$178.5	23%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009 are as follows:

	Quarter Ended June 30, 2010 versus 2009		Six Months Ended June 30, 2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	19%	2%	23%
Commodity OSB	87%	2%	55%	(1%)
Canexel siding and other hardboard related products	23%	(3%)	22%	(12%)

For the second quarter and first six months of 2010 compared to the corresponding periods in 2009, sales volumes increased significantly in our SmartSide siding line due to improvement in both retail sales and housing starts as well as an inventory build in the sales channels. In our Canexel siding lines, sales volumes declined due to the curtailment of certain production lines. Sales prices in our SmartSide siding product line for the quarter and six month period ended June 30, 2010 as compared to the corresponding periods of 2009 changed slightly due to product mix with specific product prices remaining generally constant. In our Canexel product line, sales prices increased in the second quarter and first six months as compared to the corresponding period of 2009 due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada. Sales prices increased in our commodity OSB products as discussed in the OSB segment above.

Overall, the improvement in operating results for our siding segment for the second quarter and first six months of 2010 compared to the same periods of 2009 was primarily due to increased sales volumes and improvements in OSB pricing.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater-LP or under an exclusive sales arrangement.

Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Net sales	$55.7	$35.9	55%	$104.5	$65.8	59%
Operating losses	(4.4)	(8.6)	49%	(10.9)	(17.8)	39%
Adjusted EBITDA from continuing operations	(0.6)	(5.6)	89%	(3.5)	(11.6)	70%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
LVL/LSL	$27.5	$17.3	59%	$49.5	$27.4	81%
I-Joist	22.1	15.7	41%	40.7	25.4	60%
Related products	6.1	2.9	110%	14.3	13.0	10%

Total	$55.7	$35.9	55%	$104.5	$65.8	59%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009 are as follows:

	Quarter Ended June 30, 2010 versus 2009		Six Months Ended June 30, 2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	7%	46%	6%	46%
I-Joist	7%	29%	4%	52%

During the second quarter and first six months of 2010 compared to the corresponding periods of 2009, we saw increases in sales volumes in both LVL/LSL and I-Joist due to increased housing demand as well as customer inventory increases. Net average selling prices increased in I-Joist due to price adjustments implemented in the early part of the second quarter of 2010 and increases in LVL/LSL due to changes in product mix. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.

For the second quarter and first six months of 2010 compared to the corresponding periods of 2009, the results of operations for EWP improved due to higher sales volume and prices and improvements in our LSL facility, which were partially offset by higher raw material costs.

OTHER PRODUCTS

Our other products category includes a moulding business, Chilean and Brazilian operations, export sales and a joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Net sales	$47.6	$29.9	59%	$88.9	$58.6	52%
Operating profits	3.7	0.6	517%	3.7	2.2	68%
Adjusted EBITDA from continuing operations	6.5	2.6	150%	9.2	7.3	26%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Moulding	$7.6	$7.3	4%	$16.8	$15.2	11%
Chilean operations	25.8	12.1	113%	44.0	23.7	86%
Brazilian operations	11.0	8.0	38%	21.9	14.7	49%
Other	3.2	2.5	28%	6.2	5.0	24%

Total	$47.6	$29.9	59%	$88.9	$58.6	52%

For the second quarter and first six months of 2010 compared to the corresponding periods of 2009, sales in our moulding operation were higher due to increased retail demand and sales in Chilean and Brazilian operations increased as we continued to penetrate local markets, in response to the rebuilding efforts resulting from the Chilean earthquake.

Overall, operating results associated with these activities were positively impacted by improvements in our Chilean and Brazilian operations and the performance of our U.S. Greenfiber joint venture.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the second quarter of 2010 compared to the corresponding period of 2009, general corporate expenses and overall selling and administrative have remained relatively flat. For the first six months of 2010 compared to the corresponding period of 2009, general corporate expenses were flat and overall selling and administrative expenses increased by 4 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. Overall selling and administrative expenses increased in the first six months of 2010 as compared to the first six months of 2010 due to several one-time benefits received in the first quarter of 2009 which did not occur in the first quarter of 2010 as well as increases in marketing and sales based upon the increased demand across product lines.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the second quarter and first six months of 2010 was lower compared to the corresponding periods of 2009 due to lower returns on investments, including both interest and market valuations. Interest expense was lower in the second quarter of 2010 due to our repurchase in the third quarter of 2009 of some of our debt that was issued in the first quarter of 2009. Interest expense for the six month period ended June 30, 2010 compared to the same period of 2009 was relatively flat.

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

For the first six months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to state income taxes, the effect of foreign tax rates, the effect of foreign currency translation, and a discrete adjustment for state income taxes. For the second quarter and first six months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates.

The components and associated estimated effective income tax rates applied to the quarter and six month period ended June 30, 2010 and 2009 are as follows:

Dollars in millions	Quarter Ended June 30,
	2010		2009
	Tax Provision	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$12.7	35%	$(16.0)	37%
Discontinued operations	(0.8)	39%	(1.4)	39%

	$11.9	35%	$(17.4)	37%

	Six Months Ended June 30,
	2010		2009
	Tax Provision	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$2.4	69%	$(35.3)	38%
Discontinued operations	(0.9)	39%	(1.7)	39%

	$1.5	115%	$(37.0)	38%

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

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2009, and Note 20 to the Notes to the financial statements contained therein.

HARDBOARD SIDING LITIGATION UPDATE

The following update should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 20 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cumulative statistics under hardboard settlements are as follows:

	June 30, 2010	March 31, 2010	December 31, 2009
Completed claims received	84,300	82,700	80,900
Completed claims pending	500	1,100	2,100
Claims dismissed	13,600	13,300	12,900
Claims settled	70,200	68,300	65,900

The average payment amount for settled claims as of June 30, 2010, March 31, 2010 and December 31, 2009 was $1,000, $1,000 and $1,100. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first six months of 2010, we generated $35.6 million of cash from operating activities compared to $42.9 million in the first six months of 2009. The decline in cash provided from operating activities in the first six months of 2010 resulted primarily from reduced operating losses which were more than offset by lower income tax refunds and an increase in working capital.

During the first six months of 2010, our accounts receivable increased significantly due to higher sales volume across all product lines and increased sales prices related to commodity OSB. No substantial change in credit terms or number of days outstanding occurred. Inventory increased based upon expected future demand. Accounts payable remained relatively constant between periods.

INVESTING ACTIVITIES

During the first six months of 2010, we generated approximately $122.2 million of cash from investing activities. Capital expenditures in the first six months of 2010 were $5.4 million. Additionally, we received reimbursement of $6.1 million previously contributed to our joint ventures for working capital requirements and received $1.2 million in the sale of assets. We received $115.1 million in principal payments on our notes receivable from asset sales. Restricted cash was reduced by $5.2 million. Included in “Accounts payable” is $1.5 million related to capital expenditures that had not yet been paid as of June 30, 2010.

During the first six months of 2009, we generated approximately $58.2 million from investing activities. Capital expenditures in the first six months of 2009 were $4.7 million. Additionally, we contributed $1.4 million to our joint ventures for working capital requirements and received $5.2 million on the sale of assets. We also received $21.5 million in proceeds on the sale of investments with maturities in excess of 90 days. Restricted cash was reduced by $37.6 million during the first six months of 2009. Included in “Accounts payable” is $0.5 million related to capital expenditures that had not yet been paid as of June 30, 2009.

Capital expenditures for existing facilities and investments in existing joint ventures for 2010 are expected to total about $20 to $25 million.

FINANCING ACTIVITIES

During the first six months of 2010, we repaid $113.4 million of our limited recourse notes payable.

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

CREDIT AGREEMENTS

We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in September of 2012, so long as we maintain on deposit with the agent for the credit facility at all times until our 8.875% Senior Notes due August 15, 2010 have been paid in full an amount of cash or cash equivalents sufficient to pay all principal of and interest on such Notes when due and satisfy certain other conditions (with any failure to do so being an event of default under the credit facility). As of June 30, 2010, the principal amount outstanding under such Notes was $60 million.

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $50 million. At June 30, 2010, we had $76.0 million of unused borrowing base capacity under the credit facility, resulting from a borrowing base of $90.6 million less $14.6 million of outstanding non-cash collateralized letters of credit. However, because our fixed charge coverage ratio at June 30, 2010 was less than 1.1 to 1.0 we were effectively precluded from utilizing $50 million of this capacity (other than cash-collateralized letters of credit, as described below, subject to the applicable letter of credit sublimits). The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $50 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At June 30, 2010, we had no borrowings outstanding under the facility. In addition to the $14.6 million of non-cash collateralized letters of credit mentioned above, there were outstanding under the facility at June 30, 2010, $12.6 million letters of credit which were collateralized by $13.2 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect our fixed charge coverage ratio to be less than 1.1 to 1.0 at June 30, 2010 and throughout 2010, and, accordingly to remain subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility will continue to be constrained to an amount that does not exceed the excess of our adjusted borrowing base over $50 million.

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

OTHER LIQUIDITY MATTERS

As of June 30, 2010, we had $34.1 million ($96.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.

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

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2010, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances in the variable rate notes receivable from asset sales and the variable rate debt at June 30, 2010, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 4.9 billion square feet ( 3/8” basis) or 4.2 billion square feet ( 7/16” basis), a $1 change in the annual average price on 7/ 16” basis would change annual pre-tax profits by approximately $4.2 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, expected volumes will be significantly below our capacity.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2010, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and six months ended June 30, 2010 and 2009.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Oriented strand board, million square feet 3/8” basis (1)	846	660	1,510	1,081
Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	54	54	102	100
Wood-based siding, million square feet 3/8” basis	226	159	429	346
Engineered I-Joist, million lineal feet (1)	21	16	43	26
Laminated veneer lumber (LVL), thousand cubic feet (1) and Laminated strand lumber (LSL), thousand cubic feet	1,885	1,157	3,389	2,114

(1)	Includes volumes produced by joint venture operations and sold to LP or through exclusive sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006	210
2007	146
2008	172
2009	163
2009 1st Qtr. Avg.	154
2009 2nd Qtr. Avg.	146
2010 1st Qtr. Avg.	214
2010 2nd Qtr. Avg.	295

Source: Random Lengths

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We have a high degree of product concentration. OSB accounted for about 53% of our North American sales in the first six months of 2010 and 42% of our North American sales in the first six months of 2009 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts for the first six months of 2010 were approximately 14% higher than the same period in 2009. However, housing starts remained below “normal” levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Although home building activity has improved in recent months, there can be no assurance that such improvement will continue at recent rates or at all. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods, and any further improvement in our operating performance is subject to continuing improvement in the factors referred to above. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

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

LOUISIANA-PACIFIC CORPORATION

Date: July 30, 2010	BY:	/s/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: July 30, 2010	BY:	/s/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)