Form 10-Q
period 2010-09-30
LOUISIANA-PACIFIC CORP
filed 2010-11-08
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 131,953,897 shares of Common Stock, $1 par value, outstanding as of November 8, 2010.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Brazilian real and the Chilean peso;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of God or public authorities, war, civil unrest, fire, floods, earthquakes and other matters beyond our control.

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

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$322.5	$310.5	$1,066.2	$783.4

Operating costs and expenses:
Cost of sales	291.1	273.1	905.4	732.9
Depreciation, amortization and cost of timber harvested	18.7	22.2	61.5	60.2
Selling and administrative	25.4	26.1	84.1	82.5
(Gain) loss on sale or impairment of long-lived assets, net	0.9	(1.2)	2.1	(2.1)
Other operating credits and charges, net	2.3	(1.6)	2.8	(7.3)

Total operating costs and expenses	338.4	318.6	1,055.9	866.2

Income (loss) from operations	(15.9)	(8.1)	10.3	(82.8)

Other than temporary investment impairment	(16.9)	(0.1)	(16.9)	(1.8)
Interest expense, net of capitalized interest	(15.3)	(21.0)	(49.8)	(55.8)
Investment income	4.9	8.0	15.1	22.4
Foreign currency gains (losses)	(0.4)	1.0	1.0	10.3
Early debt extinguishment	—	(0.2)	—	0.4

Non-operating income (expense)	(27.7)	(12.3)	(50.6)	(24.5)

Income (loss) from continuing operations before taxes and equity in losses of unconsolidated affiliates	(43.6)	(20.4)	(40.3)	(107.3)
Provision (benefit) for income taxes	(16.4)	(10.5)	(14.0)	(45.8)
Equity in (income) loss of unconsolidated affiliates	3.7	2.6	3.5	8.5

Income (loss) from continuing operations	(30.9)	(12.5)	(29.8)	(70.0)

Loss from discontinued operations before taxes	(1.3)	(0.4)	(3.6)	(4.8)
Benefit for income taxes	(0.5)	(0.2)	(1.4)	(1.9)

Loss from discontinued operations	(0.8)	(0.2)	(2.2)	(2.9)

Net income (loss)	(31.7)	(12.7)	(32.0)	(72.9)
Less: Net income (loss) attributed to non-controlling interest	0.3	(0.4)	0.2	(0.8)

Net income (loss) attributed to Louisiana-Pacific Corporation	$(32.0)	$(12.3)	$(32.2)	$(72.1)

Net income (loss) per share of common stock (basic and diluted):
Income (loss) from continuing operations	$(0.23)	$(0.12)	$(0.23)	$(0.67)
Loss from discontinued operations	(0.01)	(0.00)	(0.02)	(0.03)

Net income (loss) per share	$(0.24)	$(0.12)	$(0.25)	$(0.70)

Average shares of stock outstanding - basic and diluted	131.1	103.4	128.5	103.2

Amounts attributed to LP Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(31.2)	$(12.1)	$(30.0)	$(69.2)
Income (loss) from discontinued operations, net of tax	(0.8)	(0.2)	(2.2)	(2.9)

	$(32.0)	$(12.3)	$(32.2)	$(72.1)

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$382.1	$394.1
Receivables, net of allowance for doubtful accounts of $1.2 at September 30, 2010 and December 31, 2009	81.7	59.9
Income tax receivable	18.0	52.7
Inventories	147.7	140.4
Prepaid expenses and other current assets	7.8	6.2
Deferred income taxes	—	1.4
Current portion of notes receivable from asset sales	—	115.1
Assets held for sale	65.8	69.1

Total current assets	703.1	838.9
Timber and timberlands	47.7	50.6
Property, plant and equipment, at cost	2,097.6	2,081.1
Accumulated depreciation	(1,175.2)	(1,116.6)

Net property, plant and equipment	922.4	964.5
Notes receivable from asset sales	533.5	533.5
Long-term investments	36.6	26.3
Restricted cash	15.7	20.8
Investments in and advances to affiliates	112.1	138.5
Deferred debt costs	10.8	13.2
Other assets	28.2	26.6
Long-term deferred tax asset	4.6	7.4

Total assets	$2,414.7	$2,620.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$0.1	$60.3
Current portion of limited recourse notes payable	—	113.4
Short-term notes payable	—	0.4
Accounts payable and accrued liabilities	122.5	123.0
Current portion deferred taxes	1.7	—
Current portion of contingency reserves	7.0	10.0

Total current liabilities	131.3	307.1
Long-term debt, excluding current portion	712.7	706.3
Contingency reserves, excluding current portion	29.0	30.8
Other long-term liabilities	117.5	137.2
Deferred income taxes	161.3	164.3
Redeemable non-controlling interest	21.9	21.1
Stockholders’ equity:
Common stock	144.8	139.7
Additional paid-in capital	558.1	562.4
Retained earnings	869.9	902.1
Treasury stock	(279.9)	(286.1)
Accumulated comprehensive loss	(51.9)	(64.6)

Total stockholders’ equity	1,241.0	1,253.5

Total liabilities and stockholders’ equity	$2,414.7	$2,620.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31.7)	$(12.7)	$(32.0)	$(72.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	18.7	22.2	61.5	60.2
(Gain) loss of unconsolidated affiliates	3.7	2.6	3.5	8.5
Other operating charges and credits, net	(0.8)	1.1	1.9	3.9
(Gain) loss on sale or impairment of long-lived assets	0.9	(1.2)	2.1	(2.1)
Other than temporary investment impairment	16.9	0.1	16.9	1.8
Stock based compensation expense related to stock plans	1.7	1.5	7.0	5.5
Exchange (gain) loss on remeasurement	0.2	2.3	0.4	(4.7)
Cash settlement of contingencies	(5.0)	(1.7)	(8.4)	(10.7)
Other adjustments	(2.3)	(3.8)	1.3	(1.1)
Pension expense (in excess of payments)	(8.7)	2.9	(5.3)	6.7
Decrease (increase) in receivables	31.2	(1.6)	(19.5)	(32.9)
Decrease (increase) in income tax receivables	(2.7)	0.8	34.7	75.4
Decrease (increase) in inventories	17.5	4.5	(6.7)	43.0
Decrease (increase) in prepaid expenses	0.7	(2.1)	(0.9)	2.5
Increase (decrease) in accounts payable and accrued liabilities	(12.6)	(10.9)	(4.0)	0.8
Increase (decrease) in deferred income taxes	(18.3)	(13.8)	(7.5)	(50.8)

Net cash provided by (used in) operating activities	9.4	(9.8)	45.0	33.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(6.1)	(2.0)	(11.5)	(6.7)
Reimbursements from (investments in and advances) to joint ventures	—	2.7	6.1	1.3
Proceeds from sale of assets	0.3	2.0	1.5	7.2
Receipt of proceeds from notes receivable	—	—	115.1	—
Proceeds from sales of investments	—	1.4	—	22.9
Decrease in restricted cash under letters of credit	(0.1)	(0.4)	5.1	37.2
Other investing activities, net	—	0.2	—	0.2

Net cash provided by (used in) investing activities	(5.9)	3.9	116.3	62.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long term debt	—	—	—	281.3
Repayment of limited recourse notes payable	—	—	(113.4)	—
Repayment of long term debt	(60.3)	(13.3)	(60.7)	(149.6)
Payment of debt issuance fees	—	—	—	(15.5)
Net borrowings under revolving credit lines and short term notes payable	—	0.2	—	0.2
Sales of common stock	—	132.3	—	132.3

Net cash provided by (used in) financing activities	(60.3)	119.2	(174.1)	248.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1.8	1.8	0.8	(1.8)

Net increase (decrease) in cash and cash equivalents	(55.0)	115.1	(12.0)	342.1
Cash and cash equivalents at beginning of period	437.1	324.7	394.1	97.7

Cash and cash equivalents at end of period	$382.1	$439.8	$382.1	$439.8

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	139.7	$139.7	13.1	$(286.1)	$562.4	$897.3	$(64.6)	$1,248.7	$21.1
Correction of beginning balance (see Note 20)						4.8		4.8

Adjusted balance, December 31, 2009						902.1		1,253.5
Net loss	—	—	—	—	—	(32.2)	—	(32.2)	0.2
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	6.2	(6.2)	—	—	—	—
Warrants exercised	5.1	5.1			(5.1)			—
Compensation expense associated with stock awards	—	—	—	—	7.0	—	—	7.0	—
Other comprehensive income (loss)	—	—	—	—	—	—	12.7	12.7	0.6

Balance, September 30, 2010	144.8	$144.8	12.9	$(279.9)	$558.1	$869.9	$(51.9)	$1,241.0	$21.9

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(31.7)	$(12.7)	$(32.0)	$(72.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.3	5.5	4.6	21.9
Unrealized gain on derivative instruments	—	0.7	0.1	0.8
Unrealized gain on marketable securities	1.5	10.6	6.3	19.8
Amortization of net loss on defined benefit pension plans	0.8	0.4	2.3	1.3

Other comprehensive income, net of tax	11.6	17.2	13.3	43.8

Net (income) loss attributable to noncontrolling interest	(0.3)	0.4	(0.2)	0.8
Foreign currency translation adjustments attributed to non-controlling interest	(1.0)	(1.6)	(0.6)	(3.0)

Comprehensive income (loss)	$(21.4)	$3.3	$(19.5)	$(31.3)

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

NOTE 2 – STOCK-BASED COMPENSATION

For the quarters ended September 30, 2010 and 2009, the total compensation expense related to LP’s stock-based compensation plans was $1.7 million and $1.5 million. For the nine month periods ended September 30, 2010 and 2009, the total compensation expense related to LP’s stock-based compensation plans was $7.0 million and $5.5 million. At September 30, 2010, 5,835,318 shares were available under the current stock award plans for stock-based awards. For the nine month period ended September 30, 2010, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 2.43%; an expected volatility factor for the market price of the Company’s common stock of 59.5% (based upon historical volatility over the expected life); a dividend yield of 0.0%; and an expected life of 5.1 years (based upon historical experience). For the nine month period ended September 30, 2009, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk free interest rate of 1.76%; an expected volatility factor for the market price of the Company’s common stock of 49.8% (based upon historical volatility over the expected life); a dividend yield of 0.0%; and an expected life of 5 years (based upon historical experience). The weighted-average fair value of each option or stock settled stock appreciation right (SSARs) granted during the nine month period ended September 30, 2010 and September 30, 2009 was $3.73 and $1.00.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$36.6	$—	$—	$36.6
Trading securities	2.4	2.4	—	—

Total	$39.0	$2.4	$—	$36.6

Dollar amounts in millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$26.3	$—	$—	$26.3
Trading securities	2.3	2.3	—	—

Total	$28.6	$2.3	$—	$26.3

Available for sale securities measured at fair value as of September 30, 2010 and December 31, 2009 are auction rate securities recorded in long-term investments on LP’s condensed consolidated balance sheets. Due to the lack of observable market quotations on LP’s auction rate securities (ARS) portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including broker quotations and fair value estimates from issuing banks that rely on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended September 30, 2009 and September 30, 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2008	$12.3
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(1.8)
Included in other comprehensive income	31.8

Balance at September 30, 2009	$42.3

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at September 30, 2009	$(1.8)

Balance at December 31, 2009	$26.3
Total realized/unrealized gains (losses)
Included in other comprehensive income	10.3

Balance at September 30, 2010	$36.6

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at September 30, 2010	$—

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these items.

During the nine months ended September 30, 2010, LP recorded an impairment of $0.9 million to reduce the carry value of assets held and used to the net realizable value. The valuation of these assets was determined using level two inputs under the market approach.

During the nine months ended September 30, 2010, LP recorded an other-than-temporary impairment charge of $16.9 million to reduce the carrying value of an equity investment to the estimated selling price less selling cost. The valuation of these assets was determined using level one inputs under the market approach.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar and share amounts in millions, except per share amounts	2010	2009	2010	2009
Numerator:
Income attributed to LP common shares:
Loss from continuing operations	$(31.2)	$(12.1)	$(30.0)	$(69.2)
Loss from discontinued operations	(0.8)	(0.2)	(2.2)	(2.9)

Net loss	$(32.0)	$(12.3)	$(32.2)	$(72.1)

Denominator:
Basic - weighted average common shares outstanding	131.1	103.4	128.5	103.2
Dilutive effect of stock plans	—	—	—	—

Diluted shares outstanding	131.1	103.4	128.5	103.2

Basic and diluted earnings per share:
Loss from continuing operations	$(0.23)	$(0.12)	$(0.23)	$(0.67)
Loss from discontinued operations	(0.01)	—	(0.02)	(0.03)

Net loss per share	$(0.24)	$(0.12)	$(0.25)	$(0.70)

For the quarter and nine month periods ended September 30, 2010, stock options, stock warrants and SSARs relating to approximately 15.6 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations. For the quarter and nine month period ended September 30, 2009, stock options, stock warrants and SSARs relating to approximately 19.6 million shares and 14.3 million shares of LP common stock, respectively, were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.

NOTE 5 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	September 30, 2010	December 31, 2009
Trade receivables	$68.5	$47.4
Interest receivables	3.3	1.9
Other receivables	11.1	11.8
Allowance of doubtful accounts	(1.2)	(1.2)

Total	$81.7	$59.9

Other receivables at September 30, 2010 and December 31, 2009 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables, receivables from our joint ventures associated with product purchases and other items.

NOTE 6 – INVENTORIES

Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for certain log inventories with remaining inventories valued at FIFO (first-in, first-out) or average cost. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2010	December 31, 2009
Logs	$16.3	$15.3
Other raw materials	22.8	18.6
Finished products	100.4	98.4
Supplies	9.1	9.0
LIFO reserve	(0.9)	(0.9)

Total	$147.7	$140.4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – ASSETS HELD FOR SALE

Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of September 30, 2010 and December 31, 2009, LP included three OSB mills and various non-operating sites in its held for sale category. The current book values of assets held for sale by category are as follows:

Dollars in millions	September 30, 2010	December 31, 2009
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$13.4	$15.9
Buildings	24.5	35.7
Machinery and equipment	209.8	212.1
	247.7	263.7
Accumulated depreciation	(181.9)	(194.6)
Net property, plant and equipment	$65.8	$69.1

During the nine months ended September 30, 2010, LP recorded an impairment of $1.1 million to reduce the carrying value of these assets to estimated selling price less selling cost.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – LONG-TERM DEBT

LP’s long-term debt consists of the following:

Dollars in millions	September 30, 2010	December 31, 2009
Debentures:
Senior notes, matured 2010	$—	$60.0
Senior secured notes, maturing 2017	182.2	178.2
Bank credit facilities:
Chilean team credit facility, maturing 2019, demominated in UF	40.9	39.0
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2010 - 2018	112.0	225.4
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	1.1	0.8

Total	712.8	880.0
Less: current portion	(0.1)	(173.7)

Net long-term portion	$712.7	$706.3

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

LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principle amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of September 30, 2010 and December 31, 2009.

In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in Chilean pesos and is partially secured by property, plant and equipment in Chile. The loan will be repaid in 10 equal semi-annual payments beginning in June 2012 and ending December 2017. As of September 30, 2010, no principal payments have been made on this loan. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates.

LP estimates the senior secured notes maturing in 2017 to have a fair value of $262.0 million as of September 30, 2010 and $263.3 million at December 31, 2009 as compared to a book value of $182.2 million and $ 178.2 million at September 30, 2010 and December 31, 2009.

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

For the third quarter and first nine months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to a non-deductible other-than temporary investment impairment, state income taxes, the effect of foreign tax rates and the effect of foreign currency translation. For the third quarter and first nine months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates.

The income components and associated estimated effective income tax rates for the quarter and nine month periods ended September 30, 2010 and 2009 are as follows:

Dollars in millions	Quarter Ended September 30,
	2010		2009
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(16.4)	35%	$(10.5)	46%
Discontinued operations	(0.5)	39%	(0.2)	38%

	$(16.9)	35%	$(10.7)	46%

	Nine Months Ended September 30,
	2010		2009
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(14.0)	32%	$(45.8)	40%
Discontinued operations	(1.4)	39%	(1.9)	39%

	$(15.4)	32%	$(47.7)	40%

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

As of September 30, 2010, LP projects that its deferred tax assets associated with state net operating loss carry forwards may not be fully realized, and has included a partial valuation allowance of $1.3 million in computing its annual effective tax rate estimate used to determine the tax expense for the period ending September 30, 2010.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and nine month periods ended September 30, 2010 and 2009 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2010	2009	2010	2009
Severance	$—	$(0.4)	$—	$(0.9)
Additions to environmental contingency reserves	—	—	—	(2.6)
Construction related legal reserves	—	—	(0.6)	0.4
Additions to litigation contingency reserves	(2.2)	—	(2.3)	—
Gain on insurance recovery	—	2.0	—	10.4
Other	(0.1)	—	0.1	—

	$(2.3)	$1.6	$(2.8)	$7.3

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

In the third quarter of 2009, LP recorded $2.0 million gain on an insurance recovery associated with a facility explosion that occurred in the second quarter of 2008 and a loss of $0.4 million for severance obligations associated with LP’s “right sizing” initiatives.

In the second quarter of 2010, LP recorded a loss of $0.6 million associated with an assessment in connection with an indefinitely curtailed OSB mill.

In the third quarter of 2010, LP recorded a loss of $2.2 million associated with LP’s settlement of a product related anti-trust litigation matter.

NOTE 11 – OTHER-THAN-TEMPORARY INVESTMENT IMPAIRMENT

The major components on “Other than temporary investment impairment” in the Consolidated Statements of Income for the quarter and nine month periods ended September 30, 2010 and 2009 are reflected in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2010	2009	2010	2009
Impairment charge on equity investment	(16.9)	—	(16.9)	—
Impairment charges on auction rate securities	—	(0.1)	—	(1.8)

	$(16.9)	$(0.1)	$(16.9)	$(1.8)

In the third quarter of 2010, LP recorded an impairment charge of $16.9 million associated with the anticipated sale of an equity investment in a joint venture to reduce the carrying value of this investment to its estimated sales price.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – TRANSACTIONS WITH AFFILIATES

LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP (a manufacturer of OSB). LP sells products and raw materials to the AbitibiBowater-LP entity and purchases products for resale from the AbitibiBowater-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2010 and 2009, LP sold $0.4 million and $2.1 million of products to AbitibiBowater-LP and purchased $7.7 million and $11.7 million of I-joist from AbitibiBowater-LP. LP also purchased $21.4 million and $17.8 million of OSB from Canfor-LP during the quarters ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, LP sold $4.8 million and $4.8 million of products to AbitibiBowater-LP and purchased $31.8 million and $26.0 million of I-joist from AbitibiBowater-LP. LP also purchased $85.8 million and $36.3 million of OSB from Canfor-LP for the nine months ended September 30, 2010 and 2009.

NOTE 13 – LEGAL MATTERS

Certain legal proceedings are discussed below.

Antitrust Litigation

On December 1, 2008, LP was named as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs, who opted out of a class action settlement of substantially identical claims that was implemented in 2008, seek treble damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, together with costs and attorneys’ fees. LP believes that the claims asserted were without merit. However, LP decided that in order to limit the risks and costs associated with a prolonged trial schedule, it would settle this lawsuit. LP accrued and paid most of the settlement in the third quarter of 2010.

ARS litigation

On July 31, 2009, LP filed suit in the United States District Court for the Northern District of California captioned, Louisiana Pacific Corporation v. Money Market 1 Institutional Investment Dealer; Merrill Lynch & Co., Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Deutsche Bank Securities Inc. (Civil Action No.09cv3529). This matter arose out of LP’s acquisition of certain ARS structured and underwritten by Merrill Lynch and Deutsche Bank with an approximate par value of $145.9 million. In the lawsuit, LP alleges that the defendants made misrepresentations and omissions of material facts in connection with the issuance of and the auctions for the ARS which constitute a violation of both state and federal securities laws, as well as common law fraud. LP seeks recovery of compensatory damages, rescission of the purchase of the securities at par value, consequential damages, punitive damages, attorneys’ fees and any other damages the court deems appropriate under the circumstances.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollar amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
OSB	$139.5	$122.6	$473.3	$292.5
Siding	104.5	113.0	324.5	291.5
Engineered Wood Products	37.9	47.7	142.4	113.5
Other	41.3	27.2	130.2	85.9
Less intersegment sales	(0.7)	—	(4.2)	—

	$322.5	$310.5	$1,066.2	$783.4

Operating profit (loss):
OSB	$(5.0)	$(5.8)	$38.4	$(48.4)
Siding	9.3	16.1	39.6	24.8
Engineered Wood Products	(4.9)	(6.2)	(15.8)	(24.0)
Other	0.7	0.2	4.4	2.3
less intersegment profits	0.5	—	—	—
Other operating credits and charges, net	(2.3)	1.6	(2.8)	7.3
Gain (loss) on sale or impairment of long-lived assets	(0.9)	1.2	(2.1)	2.1
General corporate and other expenses, net	(17.0)	(17.8)	(54.9)	(55.4)
Foreign currency gains (losses)	(0.4)	1.0	1.0	10.3
Gain on early debt extinguishment	—	(0.2)	—	0.4
Other than temporary impairment of investments	(16.9)	(0.1)	(16.9)	(1.8)
Investment income	4.9	8.0	15.1	22.4
Interest expense, net of capitalized interest	(15.3)	(21.0)	(49.8)	(55.8)

Income (loss) from continuing operations before taxes	(47.3)	(23.0)	(43.8)	(115.8)
Provision (benefit) for income taxes	(16.4)	(10.5)	(14.0)	(45.8)

Income (loss) from continuing operations	$(30.9)	$(12.5)	$(29.8)	$(70.0)

NOTE 15 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2010, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should demand and pricing for the relevant products be at levels significantly below cycle average demand and pricing for an extended period of time, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – CONTINGENCY RESERVES

LP is involved in various legal proceedings incidental to LP’s business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. LP maintains reserves for these various contingencies as follows:

Dollar amounts in millions	September 30, 2010	December 31, 2009
Environmental reserves	$14.6	$14.7
Hardboard siding reserves	20.6	24.2
Other reserves	0.8	1.9

Total contingency reserves	36.0	40.8
Current portion of contingency reserves	(7.0)	(10.0)

Long-term portion of contingency reserves	$29.0	$30.8

Environmental Matters

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

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009. LP believes that the reserve balance for this settlement at September 30, 2010 will be adequate to cover future payments to claimants and related administrative costs.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the first three quarters of 2010 and 2009 are summarized in the following table.

Dollar amounts in millions	September 30, 2010	September 30, 2009
Beginning balance, December 31,	$24.2	$31.2
Payments made for claims	(2.4)	(5.9)
Payments made for administrative costs	(1.2)	(2.9)

Ending balance	$20.6	$22.4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended September 30, 2010 and 2009. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months End September 30,
Dollar amounts in millions	2010	2009	2010	2009
Service cost	$0.8	$1.7	$2.5	$5.1
Interest cost	4.2	4.1	13.9	12.3
Expected return on plan assets	(4.8)	(4.4)	(15.4)	(13.2)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of net loss	1.2	1.0	4.0	3.0

Net periodic pension cost	$1.5	$2.5	$5.3	$7.5

As of January 1, 2010, LP froze future contribution credits to its qualified U.S. defined benefit pension plans. Through September 30, 2010 and 2009, LP recognized $5.3 million and $7.5 million of pension expense, respectively, for all of LP’s defined benefit plans.

Through September 30, 2010, LP made contributions of approximately $11 million to the plans and anticipates making additional contributions ranging from $1- 2 million in the fourth quarter of 2010.

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

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the third quarter and first nine months of 2010 and 2009 are summarized in the following table:

Dollar amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$30.6	$34.5	$32.9	$33.7
Accrued to expense	0.9	1.2	4.3	5.8
Payments made	(4.0)	(2.5)	(9.7)	(6.3)

Total warranty reserves	27.5	33.2	27.5	33.2
Current portion of warranty reserves	(10.0)	(7.0)	(10.0)	(7.0)

Long-term portion of warranty reserves	$17.5	$26.2	$17.5	$26.2

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

Included in the amounts above is a reserve amount attributed to LP’s discontinued composite decking products. In 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for this product. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 13- Legal Matters – Other Proceedings) and believes as of September 30, 2010 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 – RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified under ASC Topic 860, “Transfers and Servicing” (ASC 860) and ASC Topic 810 “Consolidation”. Under ASC 860, the concept of a qualifying special-purpose entity (QSPE) is no longer relevant for accounting purposes, and formerly qualifying special purpose entities need to be evaluated for consolidation. ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest. As of January 1, 2010, LP adopted ASC 860 and 810 and consolidated the former QSPE established in connection with the sale of southern timber and timberlands in 2003. The consolidation of the former QSPE results in adjustments to LP’s consolidated financial statements to increase LP’s assets by $368.1 million, to increase LP’s liabilities by $368.9 million and to reduce LP’s net equity by $0.8 million. Specifically, “Notes receivable from asset sales” increased by $410 million; “Advances to and investments in affiliates” declined by $44.5 million; “Restricted cash” increased $1.6 million; “Deferred debt cost” increased by $0.9 million; “Accounts payable and accrued liabilities” increased by $0.2 million; “Long-term debt” increased by $368.7 million and “Retained earnings” declined of $0.8 million. The retroactive application of ASC 860 and 810 resulted in the recognition of additional net loss for the quarter and nine months ended September 30, 2009 of $0.01 million and $0.2 million, respectively.

NOTE 20 – IMMATERIAL RESTATEMENT

During the second quarter of 2010, LP identified an error in the calculation of the Equity in income (losses) of affiliates relating to the foreign currency translation of income and losses of LP’s foreign joint ventures. This error was related to foreign currency rates applied to depreciation expense which is included as a component of “Equity in income and losses of unconsolidated affiliates”. As “Equity in income (losses) of unconsolidated affiliates” is a noncash item, this error did not impact net cash provided by (used in) operations in any period. This error resulted in the understatement of “Equity in (income) losses in unconsolidated affiliates” in the amount of $0.6 million, $1.4 million and $1.9 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 and $0.9 million in previous years with an accumulated understatement of the “Investment in and advances to affiliates” in the amounts of $4.8 million and $4.2 million as of December 31, 2009 and December 31, 2008. Since this adjustment is related to the foreign currency process, there is no impact on LP’s tax provision or related tax accounts.

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

Dollar amounts in millions	2009
	As reported	Adjusted
Investments in and advances to affiliates	$133.7	$138.5

Total assets	$2,615.5	$2,620.3

Retained earnings	$897.3	$902.1

Total stockholders’ equity	$1,248.7	$1,253.5

Total liabilities and stockholders’ equity	$2,615.5	$2,620.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To serve our markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first nine months of 2010, the U.S. Department of Census reported that actual single and multi-family housing starts were about 9% higher than for the same period of 2009. This increase of 9% reflects an increase in the first six months of 2010 of 14% followed by a decline of 2% in the third quarter of 2010 compared to the corresponding periods of 2009. We believe the improved level of building, while significantly below “normal” levels, is related to the slightly improving U.S. economy and certain housing initiatives by the U.S. government. Our increase in sales is higher than the increase in housing starts due to significant inventory reductions taken by our customers during 2009 in response to the global recession and a subsequent attempt to build inventory in the first two quarters of 2010 due to anticipated seasonal building activity. In the third quarter of 2010, our decline in sales is greater than the decline in housing starts as customers limited restocking of inventory as demand softened. Building activity is unlikely to improve to “normal” levels until the number of homes available for sale is reduced, foreclosure activity subsides, employment improves and housing prices stabilize further.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2009 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the first nine months of 2010, these significant accounting estimates and judgments include:

Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, credit-linked notes, bank trust preferred notes and other securities. Historically, liquidity for these auction-rate securities was typically provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of September 30, 2010, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $36.6 million ($96.8 million, par value) of auction-rate securities as long-term available-for-sale securities.

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2010, we excluded from our estimates approximately $1.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2010, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

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

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, other than temporary investment impairment, (gain) loss on early debt extinguishment and investment income. Neither EBITDA from continuing operations nor adjusted EBITDA from continuing operations are a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.

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

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to adjusted EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Quarter Ended September 30, 2010
Sales	$139.5	$104.5	$37.9	$41.3	$(0.7)	$322.5

Depreciation and amortization	9.4	3.6	2.3	2.8	0.6	18.7
Cost of sales and selling and administative	132.7	91.6	40.2	36.8	15.2	316.5
Loss on sale or impairment of long lived assets	—	—	—	—	0.9	0.9
Other operating credits and charges, net	—	—	—	—	2.3	2.3

Total operating costs	142.1	95.2	42.5	39.6	19.0	338.4

(Loss) income from operations	(2.6)	9.3	(4.6)	1.7	(19.7)	(15.9)
Total non-operating expense					(27.7)	(27.7)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(2.6)	9.3	(4.6)	1.7	(47.4)	(43.6)
Benefit for income taxes					(16.4)	(16.4)
Equity in loss of unconsolidated affiliates	2.4	—	0.3	1.0	—	3.7

Income (loss) from continuing operations	$(5.0)	$9.3	$(4.9)	$0.7	$(31.0)	$(30.9)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(5.0)	$9.3	$(4.9)	$0.7	$(31.0)	$(30.9)
Benefit for income taxes	—	—	—	—	(16.4)	(16.4)
Interest expense, net of capitalized interest	—	—	—	—	15.3	15.3
Depreciation and amortization	9.4	3.6	2.3	2.8	0.6	18.7

EBITDA from continuing operations	$4.4	$12.9	$(2.6)	$3.5	$(31.5)	$(13.3)

Stock based compensation expense	0.2	0.2	0.1	—	1.2	1.7
(Gain) loss on sale or impairment of long lived assets					0.9	0.9
Investment income					(4.9)	(4.9)
Other than temporary asset impairment					16.9	16.9
Early debt extinguishment					—	—
Other operating credits and charges, net					2.3	2.3

Adjusted EBITDA from continuing operations	$4.6	$13.1	$(2.5)	$3.5	$(15.1)	$3.6

Quarter Ended September 30, 2009
Sales	$122.6	$113.0	$47.7	$27.2	$—	$310.5

Depreciation and amortization	10.3	5.1	3.2	2.9	0.7	22.2
Cost of sales and selling and administative	116.4	91.8	50.7	23.2	17.1	299.2
Gain on sale or impairment of long lived assets	—	—	—	—	(1.2)	(1.2)
Other operating credits and charges, net	—	—	—	—	(1.6)	(1.6)

Total operating costs	126.7	96.9	53.9	26.1	15.0	318.6

(Loss) income from operations	(4.1)	16.1	(6.2)	1.1	(15.0)	(8.1)
Total non-operating expense					(12.3)	(12.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(4.1)	16.1	(6.2)	1.1	(27.3)	(20.4)
Benefit for income taxes					(10.5)	(10.5)
Equity in loss of unconsolidated affiliates	1.7	—	—	0.9	—	2.6

Income (loss) from continuing operations	$(5.8)	$16.1	$(6.2)	$0.2	$(16.8)	$(12.5)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(5.8)	$16.1	$(6.2)	$0.2	$(16.8)	$(12.5)
Benefit for income taxes	—	—	—	—	(10.5)	(10.5)
Interest expense, net of capitalized interest	—	—	—	—	21.0	21.0
Depreciation and amortization	10.3	5.1	3.2	2.9	0.7	22.2

EBITDA from continuing operations	$4.5	$21.2	$(3.0)	$3.1	$(5.6)	$20.2

Stock based compensation expense	0.1	0.1	0.1	—	1.2	1.5
(Gain) loss on sale or impairment of long lived assets					(1.2)	(1.2)
Investment income					(8.0)	(8.0)
Other than temporary asset impairment					0.1	0.1
Early debt extinguishment					0.2	0.2
Other operating credits and charges, net					(1.6)	(1.6)

Adjusted EBITDA from continuing operations	$4.6	$21.3	$(2.9)	$3.1	$(14.9)	$11.2

(Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Nine months Ended September 30, 2010
Sales	$473.3	$324.5	$142.4	$130.2	$(4.2)	$1,066.2

Depreciation and amortization	28.0	14.1	9.4	8.4	1.6	61.5
Cost of sales and selling and administative	407.7	270.8	148.2	113.7	49.1	989.5
Gain on sale or impairment of long lived assets	—	—	—	—	2.1	2.1
Other operating credits and charges, net	—	—	—	—	2.8	2.8

Total operating costs	435.7	284.9	157.6	122.1	55.6	1,055.9

Income (loss) from operations	37.6	39.6	(15.2)	8.1	(59.8)	10.3
Total non-operating expense					(50.6)	(50.6)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	37.6	39.6	(15.2)	8.1	(110.4)	(40.3)
Benefit for income taxes					(14.0)	(14.0)
Equity in (income) loss of unconsolidated affiliates	(0.8)		0.6	3.7		3.5

Income (loss) from continuing operations	$38.4	$39.6	$(15.8)	$4.4	$(96.4)	$(29.8)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$38.4	$39.6	$(15.8)	$4.4	$(96.4)	$(29.8)
Benefit for income taxes	—	—	—	—	(14.0)	(14.0)
Interest expense, net of capitalized interest	—	—	—	—	49.8	49.8
Depreciation and amortization	28.0	14.1	9.4	8.4	1.6	61.5

EBITDA from continuing operations	$66.4	$53.7	$(6.4)	$12.8	$(59.0)	$67.5

Stock based compensation expense	0.7	0.5	0.4	—	5.4	7.0
(Gain) loss on sale or impairment of long lived assets					2.1	2.1
Investment income					(15.1)	(15.1)
Other-than-temporary investment impairment					16.9	16.9
Other operating credits and charges, net					2.8	2.8

Adjusted EBITDA from continuing operations	$67.1	$54.2	$(6.0)	$12.8	$(46.9)	$81.2

Nine months Ended September 30, 2009
Sales	$292.5	$291.5	$113.5	$85.9		$783.4

Depreciation and amortization	26.3	14.1	9.1	8.0	2.7	60.2
Cost of sales and selling and administative	308.3	252.6	128.1	73.7	52.7	815.4
Gain on sale or impairment of long lived assets	—	—	—	—	(2.1)	(2.1)
Other operating credits and charges, net	—	—	—	—	(7.3)	(7.3)

Total operating costs	334.6	266.7	137.2	81.7	46.0	866.2

Income (loss) from operations	(42.1)	24.8	(23.7)	4.2	(46.0)	(82.8)
Total non-operating expense					(24.5)	(24.5)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(42.1)	24.8	(23.7)	4.2	(70.5)	(107.3)
Benefit for income taxes					(45.8)	(45.8)
Equity in (income) loss of unconsolidated affiliates	6.3		0.3	1.9		8.5

Income (loss) from continuing operations	$(48.4)	$24.8	$(24.0)	$2.3	$(24.7)	$(70.0)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(48.4)	$24.8	$(24.0)	$2.3	$(24.7)	$(70.0)
Benefit for income taxes	—	—	—	—	(45.8)	(45.8)
Interest expense, net of capitalized interest	—	—	—	—	55.8	55.8
Depreciation and amortization	26.3	14.1	9.1	8.0	2.7	60.2

EBITDA from continuing operations	$(22.1)	$38.9	$(14.9)	$10.3	$(12.0)	$0.2

Stock based compensation expense	0.5	0.4	0.4	—	4.2	5.5
(Gain) loss on sale or impairment of long lived assets					(2.1)	(2.1)
Investment income					(22.4)	(22.4)
Other than temporary asset impairment					1.8	1.8
Early debt extinguishment					(0.4)	(0.4)
Other operating credits and charges, net					(7.3)	(7.3)

Adjusted EBITDA from continuing operations	$(21.6)	$39.3	$(14.5)	$10.3	$(38.2)	$(24.7)

RESULTS OF OPERATIONS

(Dollar amounts in millions, except per share amounts)

Our net loss attributable to LP for the third quarter of 2010 was $32.0 million, or $0.24 per diluted share, on sales of $322.5 million, compared to a net loss attributable to LP for the third quarter of 2009 of $12.3 million, or $0.12 per diluted share, on sales of $310.5 million. For the third quarter of 2010, loss from continuing operations was $30.9 million, or $0.23 per diluted share, compared to a loss from continuing operations of $12.5 million, or $0.12 per diluted share, for the third quarter of 2009.

Our net loss attributable to LP for the first nine months of 2010 was $32.2 million, or $0.25 per diluted share, on sales of $1,066.2 million, compared to a net loss attributable to LP for the same period of 2009 of $72.1 million, or $0.70 per diluted share, on sales of $783.4 million. For the first nine months of 2010, loss from continuing operations was $29.8 million, or $0.23 per diluted share, compared to a loss from continuing operations of $70.0 million, or $0.67 per diluted share, for the first nine months of 2009.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating income (losses), and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net sales	$139.5	$122.6	14%	$473.3	$292.5	62%
Operating income (losses)	(5.0)	(5.8)	14%	38.4	(48.4)	179%
Adjusted EBITDA from continuing operations	4.6	4.6	0%	67.1	(21.6)	411%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2010 compared to the quarter and nine months ended September 30, 2009 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010 versus 2009		2010 versus 2009
	Average Net	Unit	Average Net	Unit
	Selling Price	Shipments	Selling Price	Shipments
Commodity OSB	9%	4%	38%	18%

For both the quarter and the nine month periods ended September 30, 2010, OSB prices increased compared to the corresponding periods of 2009. The increase in OSB prices was likely due to tightening of the gap between supply and demand based upon currently operating facilities across the industry as well as raw material shortages due to weather related issues during the second quarter of 2010. The increase in selling price favorably impacted net sales and operating losses by approximately $10 million for the quarter and $104 million for the nine month period as compared to the corresponding periods of 2009. As compared to the corresponding periods of 2009, the increase in sales volume was primarily due to increased demand as well as inventory restocking by our customers after dramatic declines in 2009.

Compared to the third quarter and first nine months of 2009, the primary factor that led to improved operating results was the increase in commodity OSB sales prices. This increase was offset by an increase in our Canadian dollar denominated manufacturing costs and certain raw materials. The Canadian dollar has strengthened significantly from the corresponding periods of 2009, which causes our Canadian production costs stated in U.S. dollars to increase.

SIDING

Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.

Segment sales, operating income and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net sales	$104.5	$113.0	(8%)	$324.5	$291.5	11%
Operating income	9.3	16.1	(42%)	39.6	24.8	60%
Adjusted EBITDA from continuing operations	13.1	21.3	(38%)	54.2	39.3	38%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
SmartSide Siding	$80.3	$92.5	(13%)	$247.0	$227.1	9%
Commodity OSB	8.0	6.7	19%	29.8	20.9	43%
Canexel siding and other hardboard related products	16.2	13.8	17%	47.7	43.5	10%

Total	$104.5	$113.0	(8%)	$324.5	$291.5	11%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2010 compared to the quarter and nine months ended September 30, 2009 are as follows:

	Quarter Ended September 30, 2010 versus 2009		Nine Months Ended September 30, 2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	1%	(11%)	2%	9%
Commodity OSB	8%	(8%)	39%	(3%)
Canexel siding and other hardboard related products	10%	1%	9%	(11%)

For the third quarter of 2010 compared to the corresponding period of 2009, sales volumes decreased due to the pull forward of demand in the second quarter of 2010 as well as customers destocking of inventory which had been built earlier in 2010. For the first nine months of 2010 compared to the corresponding period of 2009, sales volumes increased in our SmartSide siding line due to the increase in the channel inventory as well as increased housing starts. In our Canexel siding line, sales volumes declined due to the curtailment of certain doorskin product lines. Sales prices in SmartSide for the quarter and nine months ended September 30, 2010 as compared to the corresponding periods of 2009 were higher due to product mix and specific product price increases. In our Canexel product line, sales prices increased in the third quarter and first nine months as compared to the corresponding periods of 2009 due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada. Sales prices increased in our commodity OSB products as discussed in the OSB segment above.

Overall, the decline in operating results for our siding segment for the third quarter of 2010 compared to the same period of 2009 was primarily due to reduced sales volumes, which were partially offset by improvements in OSB pricing. For the nine month period ended September 2010 as compared to the same period of 2009, operating results improved primarily due to increased sales volumes and improvements in OSB pricing.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater-LP or under a sales arrangement with an independent producer.

Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net sales	$37.9	$47.7	(21%)	$142.4	$113.5	25%
Operating losses	(4.9)	(6.2)	21%	(15.8)	(24.0)	34%
Adjusted EBITDA from continuing operations	(2.5)	(2.9)	14%	(6.0)	(14.5)	59%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
LVL/LSL	$17.2	$21.4	(20%)	$67.2	$53.2	26%
I-Joist	13.6	20.8	(35%)	54.3	46.2	18%
Related products	7.1	5.5	29%	20.9	14.1	48%

Total	$37.9	$47.7	(21%)	$142.4	$113.5	25%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2010 compared to the quarter and nine months ended September 30, 2009 are as follows:

	Quarter Ended September 30, 2010 versus 2009		Nine Months Ended September 30, 2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	11%	(28%)	8%	17%
I-Joist	15%	(42%)	7%	10%

During the third quarter of 2010 compared to the corresponding period of 2009, we saw declines in our sales volumes in both LVL/LSL and I-joist due to housing demand and reductions in channel inventories. For the first nine months of 2010 compared to the corresponding periods of 2009, we saw increases in sales volumes in both LVL/LSL and I-Joist due to increased housing demand as well as customer inventory increases. Net average selling prices increased in I-Joist and LVL due to price adjustments implemented in the early part of the second quarter of 2010 and also increases in LVL/LSL due to changes in product mix. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.

For the third quarter compared to the corresponding period of 2009, the results of operations for EWP improved due to improvements in our LSL facility, which were partially offset by higher raw material costs. For the first nine months of 2010 compared to the corresponding periods of 2009, the results of operations for EWP improved due to higher sales volume and prices and improvements in our LSL facility, which were partially offset by higher raw material costs.

OTHER PRODUCTS

Our other products category includes a moulding business, Chilean and Brazilian operations, export sales and a joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net sales	$41.3	$27.2	52%	$130.2	$85.9	52%
Operating profits	0.7	0.2	250%	4.4	2.3	91%
Adjusted EBITDA from continuing operations	3.5	3.1	13%	12.8	10.3	24%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Moulding	$6.0	$7.4	(19%)	$22.8	$22.6	1%
Chilean operations	20.2	8.9	127%	64.2	32.7	96%
Brazilian operations	12.0	7.7	56%	33.9	22.4	51%
Other	3.1	3.2	(3%)	9.3	8.2	13%

Total	$41.3	$27.2	52%	$130.2	$85.9	52%

For the third quarter of 2010 compared to the corresponding period of 2009, sales in our moulding operation were lower due to decreased retail demand and sales in Chilean and Brazilian operations increased as we continued to penetrate local markets, in response to the rebuilding efforts resulting from the Chilean earthquake. For the first nine months of 2010 compared to the corresponding period of 2009, sales in our moulding business remained relatively flat with significant increases in our Chilean and Brazilian operations.

Overall, operating results associated with these activities were positively impacted by improvements in our Chilean and Brazilian operations.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the third quarter and first nine months of 2010 compared to the corresponding periods of 2009, general corporate expenses decreased by 4 percent and 1 percent, respectively. For the third quarter of 2010 compared to the corresponding period of 2009, overall selling and administrative expenses decreased by 3 percent. For the first nine months of 2010, overall selling and administrative expenses increased by 2 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. Overall selling and administrative expenses increased in the first nine months of 2010 as compared to the first nine months of 2010 due to several one-time benefits received in 2009 which did not occur 2010 as well as increases in marketing and sales based upon the increased demand across product lines.

INTEREST EXPENSE AND INVESTMENT INCOME

Investment income in the third quarter and first nine months of 2010 was lower compared to the corresponding periods of 2009 due to lower returns on investments, including both interest and market valuations. Interest expense was lower in the third quarter of 2010 due to our repurchase in the fourth quarter of 2009 of some of our debt that was issued in the first quarter of 2009. Additionally, during the middle of the third quarter of 2010, we repaid our senior notes due in 2010 reduced our interest expense accordingly. Interest expense for the nine month period ended September 30, 2010 compared to the same period of 2009 was lower due to the decrease in the third quarter.

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

For the third quarter and first nine months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to with a non-deductible other-than-temporary impairment loss related to LP’s equity investment, state income taxes, the effect of foreign tax rates and the effect of foreign currency translation. For the third quarter and first nine months of 2009, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the Company’s foreign debt structure, state income taxes and the effect of foreign tax rates.

The income components and associated estimated effective income tax rates for the quarter and nine month periods ended September 30, 2010 and 2009 are as follows:

Dollars in millions	Quarter Ended September 30,
	2010		2009
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(16.4)	35%	$(10.5)	46%
Discontinued operations	(0.5)	39%	(0.2)	38%

	$(16.9)	35%	$(10.7)	46%

	Nine Months Ended September 30,
	2010		2009
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(14.0)	32%	$(45.8)	40%
Discontinued operations	(1.4)	39%	(1.9)	39%

	$(15.4)	32%	$(47.7)	40%

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Chile, Brazil and Peru. Federal income tax examinations for the years through 2006 have been effectively settled. We remain subject to state and local tax examinations for the tax years 2005 through 2008. Our Canadian income tax returns have been audited and effectively settled through 2004.

As of September 30, 2010, we project that our deferred tax assets associated with state net operating loss carry forwards may not be fully realized, and has included a partial valuation allowance of $1.3 million in computing its annual effective tax rate estimate used to determine the tax expense for the period ending September 30, 2010.

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

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 15 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information on our plans. We contributed approximately $11 million dollars to our defined benefit pension plans through the third quarter of 2010 and anticipate contributing an additional $1- 2 million in the fourth quarter of 2010. At December 31, 2009, we had $104.2 million of net actuarial loss and $1.4 million of prior service cost included in accumulated other comprehensive loss.

LEGAL MATTERS

For a discussion of legal matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2009, and Note 16 to the Notes to the financial statements contained therein.

HARDBOARD SIDING LITIGATION UPDATE

The following update should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 20 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cumulative statistics under hardboard settlements are as follows:

September 30, 2010
Completed claims received	85,300
Claims dismissed	13,800
Claims settled	71,800

The average payment amount for settled claims as of September 30, 2010 was $1,000. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first nine months of 2010, we generated $45.0 million of cash from operating activities compared to $33.1 million in the first nine months of 2009. The increase in cash provided from operating activities in the first nine months of 2010 resulted primarily from reduced operating losses which were offset by lower income tax refunds and increases in working capital.

During the first nine months of 2010, our accounts receivable increased significantly due to higher sales volume across all product lines and increased sales prices related to commodity OSB. No substantial change in credit terms or number of days outstanding occurred. Inventory increased based upon expected future demand.

INVESTING ACTIVITIES

During the first nine months of 2010, we generated approximately $116.3 million of cash from investing activities. Capital expenditures in the first nine months of 2010 were $11.5 million. Additionally, we received reimbursement of $6.1 million previously contributed to our joint ventures for working capital requirements and received $1.5 million from the sale of assets. We received $115.1 million in principal payments on our notes receivable from asset sales. Restricted cash was reduced by $5.1 million. Included in “Accounts payable” is $1.2 million related to capital expenditures that had not yet been paid as of September 30, 2010.

During the first nine months of 2009, we generated approximately $62.1 million of cash from investing activities. Capital expenditures in the first nine months of 2009 were $6.7 million. Additionally, we received $1.3 million from joint ventures and received $7.2 million from the sale of assets. We also received $22.9 million in proceeds on the sale of investments with maturities in excess of 90 days and restricted cash was reduced by 37.2 million. Additionally, included in accounts payable is $0.6 million related to capital expenditures that had not yet been paid as of September 30, 2009.

Capital expenditures for existing facilities and investments in existing joint ventures for 2010 are expected to total about $20 to $25 million.

FINANCING ACTIVITIES

During the first nine months of 2010, we repaid $113.4 million of our limited recourse notes payable and $60.3 million of our 8.875% Senior Notes on the due date in August of 2010.

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

CREDIT AGREEMENTS

We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in September of 2012.

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $50 million. At September 30, 2010, we had $57.3 million of unused borrowing base capacity under the credit facility, resulting from a borrowing base of $71.7 million less $14.4 million of outstanding non-cash collateralized letters of credit. However, because our fixed charge coverage ratio at September 30, 2010 was less than 1.1 to 1.0 we were effectively precluded from utilizing $50 million of this capacity (other than cash-collateralized letters of credit, as described below, subject to the applicable letter of credit sublimits). The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $50 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At September 30, 2010, we had no borrowings outstanding under the facility. In addition to the $14.4 million of non-cash collateralized letters of credit mentioned above, there were outstanding under the facility at September 30, 2010, $12.6 million letters of credit which were collateralized by $13.2 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect our fixed charge coverage ratio to be less than 1.1 to 1.0 at September 30, 2010 and throughout 2010 and into 2011, and, accordingly to remain subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility will continue to be constrained to an amount that does not exceed the excess of our adjusted borrowing base over $50 million.

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

OTHER LIQUIDITY MATTERS

As of September 30, 2010, we had $36.6 million ($96.8 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.

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

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2010, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances in the variable rate notes receivable from asset sales and the variable rate debt at September 30, 2010, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 4.9 billion square feet ( 3/8 “ basis) or 4.2 billion square feet ( 7/16 “ basis), a $1 change in the annual average price on 7/16 “ basis would change annual pre-tax profits by approximately $4.2 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, expected volumes will be significantly below our capacity.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2010, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Oriented strand board, million square feet 3/8” basis (1)	762	788	2,271	1,870
Oriented strand board, million square feet 3/8” basis (produced by wood-based siding mills)	52	54	154	154
Wood-based siding, million square feet 3/8” basis	146	194	575	540
Engineered I-Joist, million lineal feet (1)	12	21	55	46
Laminated veneer lumber (LVL), thousand cubic feet(1) and Laminated strand lumber (LSL), thousand cubic feet	1,120	1,450	4,509	3,564

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB
N. Central 7/16” Basis
Annual Average
1998	205
1999	260
2000	206
2001	159
2002	160
2003	293
2004	370
2005	320
2006	210
2007	146
2008	172
2009	163
2009 1st Qtr. Avg.	154
2009 2nd Qtr. Avg.	146
2009 3rd Qtr. Avg.	178
2010 1st Qtr. Avg.	214
2010 2nd Qtr. Avg.	295
2010 3rd Qtr. Avg.	180

Source: Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We have a high degree of product concentration. OSB accounted for about 52% of our North American sales in the first nine months of 2010 and 43% of our North American sales in the first nine months of 2009 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses and reductions in stockholders’ equity. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency in our Brazil subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, a strengthening of the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. According to the U.S. Census Bureau, single-family and multi-family housing starts for the first nine months of 2010 were approximately 9% higher than the same period in 2009. However, housing starts remained below “normal” levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowing economy. Although home building activity has improved in recent months, there can be no assurance that such improvement will continue at recent rates or at all. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods, and any further improvement in our operating performance is subject to continuing improvement in the factors referred to above. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

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

LOUISIANA-PACIFIC CORPORATION

Date: November 8, 2010	BY:	/S/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: November 8, 2010	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)