Form 10-K
period 2010-12-31
LOUISIANA-PACIFIC CORP
filed 2011-02-28
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010	Commission File Number 1-7107

Louisiana-Pacific Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $848,725,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 132,145,701 shares of Common Stock, $1 par value, outstanding as of February 28, 2011.

Documents Incorporated by Reference

Definitive Proxy Statement for 2011 Annual Meeting: Part III

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, EURO, Brazilian real and the Chilean peso;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.

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

General

Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2010, we had approximately 3,800 employees. We currently own 21 modern, strategically located facilities in the U.S. and Canada. We also own two facilities in Chile and a 75% ownership interest in a Brazilian facility. We also operate three facilities through joint ventures, for which we are the exclusive provider of product distribution for North America. Additionally, we participate in a joint venture operation that produces cellulose insulation. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

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

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated for 2010 that OSB accounted for approximately 58% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2010 housing starts) was 26.9 billion square feet with the OSB market comprising an estimated 15.5 billion square feet of this market. Based upon our production in 2010 of 3.0 billion square feet (including our joint venture OSB mill with Canfor Corporation), we estimate that we account for 19% of the North American OSB market and 11% of the overall North American structural panel market. We believe we have the largest installed capacity and are one of the most efficient producers of OSB in North America.

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

Other Products

Our other products category includes our decorative moulding, Chile and Brazil operations and our joint venture that produces cellulose insulation. Additionally, our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2010, our top 10 customers accounted for approximately 49% of our sales, with our largest customer, Taiga Buildings Products, Ltd. accounting for 11% of our sales. Because a significant portion of our sales are from OSB, a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

•

Manufactured housing and shed producers, who design, construct and distribute prefabricated residential and light commercial structures, including fully manufactured, modular and panelized structures, for consumer and professional markets.

Seasonality

Our business is subject to seasonal variances, with demand for many of our products tending to be greater during the building season, which generally occurs in the second and third quarters. From time to time, we engage in promotional activities designed to stimulate demand for our products, such as reducing our selling prices and providing extended payment terms, particularly at times when demand is otherwise relatively soft. We do this in an effort to better balance our inventory levels with demand, manage the logistics of our product shipments, allow our production facilities to run efficiently, be competitive, and/or obtain initial orders from customers.

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

Raw Materials

Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the U.S. are manufacturers who supply: (1) the housing market, where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; (3) commercial and industrial markets; (4) export markets; and (5) emerging biomass energy production markets. The supply of timber is limited by access to timber and by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including forest management policies, alternate uses of land, and loss to urban or suburban real estate development.

In Canada, we harvest enough timber annually under long-term harvest rights with various Canadian governments and other third parties to support our Canadian production facilities. The weighted average remaining life of our Canadian timber rights is 13.3 years, without taking into account provisions for renewal.

We purchase approximately 73% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (27%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

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

Employees

We employ approximately 3,800 people, about 1,000 of whom are members of unions, primarily in Canada. We consider our relationship with our employees generally to be good. As of December 31, 2010, we were operating on expired collective bargaining agreements at three facilities in Canada. While we do not currently anticipate any work stoppage, there can be no assurance that work stoppages will not occur.

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

In addition, we will make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through our internet website at http://www.lpcorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Segment and Price Trend Data

The following table sets forth, for each of the last three years: (1) our production volumes; (2) the estimated average wholesale price of OSB sold in the United States; and (3) our logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 25 of the Notes to the financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.

Product Information Summary

For Years Ended December 31

(Dollar amounts in millions, except per unit)

	2010	2009	2008
PRODUCTION VOLUMES(1)
OSB, 3/ 8” basis, million square feet(2)	3,207	2,741	4,026
Wood-based siding, 3/8” basis, million square feet	756	707	758
Engineered I-joists, million lineal feet	66	60	84
Laminated veneer lumber and laminated strand lumber, thousand cubic feet	5,859	4,757	6,790

COMMODITY PRODUCT PRICE TRENDS(3)
OSB, MSF, 7/16” span rating (North Central price)	$220	$163	$172

% LOGS BY SOURCES(4)
Private cutting contracts	10	13	24
Government contracts	27	21	26
Purchased logs	63	66	50
Total volumes—million board feet	1,135	833	1,562

(1)	Includes purchases of products from our joint ventures or purchased under contract manufacturing arrangements
(2)	Includes production at both our commodity and specialty mills in North America but excludes South American production.
(3)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.
(4)	Stated as a percentage of total log volume.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, with existing home supply currently being greater than normal, the level of unemployment, which is currently higher than normal, longer-term interest rates, which are currently at relatively low levels, and mortgage foreclosure rates which are currently higher than normal. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than normal and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 51%, 45% and 50% of our North American sales in 2010, 2009 and 2008 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 73% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia is not covered by treaties and, as a result, the claims of British Columbia’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of British Columbia and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. It is possible that, over the long term, such claims could have an adverse effect on our business, financial condition and results of operations. In addition, there is proposed legislation in Quebec which could be enacted as early as 2013 which could materially impact our ability to harvest and therefore the valuation of our associated timber licenses in Quebec.

We depend on our senior management team and other key employees, and significant attrition within our management team could adversely affect our business. Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. Cost-cutting measures that have reduced compensation make us vulnerable to attrition among our current senior management team and other key employees, and may make it difficult for us to hire additional senior managers and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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

Our pension and health care costs are subject to numerous factors which could cause these costs to change. We have defined benefit pension plans covering substantially all U.S. and Canadian employees. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns; changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase pension and health care costs. Although we froze our U.S. defined benefit plan in January 2010 in terms of future service credits, we continue to be subject to market risk on pension plan assets as well as discount rates on long-term obligations. Significant changes in any of these factors could adversely affect our cash flows, financial condition and results of operations.

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2010 was $61 million. Although we expect to have no obligation to fund our plans in 2011, we continually reassess the amount and timing of any discretionary contributions and have elected to make such a contribution in 2011. Regardless of whether we make a discretionary contribution in 2011, over the next several years we will make contributions to the plans that are likely to be material. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets, changes in interest rates and the impact of possible funding relief legislation currently under consideration in the U.S. Congress.

A portion of our operations are conducted by joint ventures that we cannot operate solely for our benefit. We conduct a portion of our operations through joint ventures. In joint ventures we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our joint ventures.

We depend on third parties for transportation services and increases in costs and the availability of transportation could materially and adversely affect our business and operations. Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial condition and results of operation. In addition, an increase in transportation rates or fuel surcharges could materially and adversely affect our sales and profitability.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses and reductions in stockholder’s equity. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency in our Brazil subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, changes in the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. Over the last several years, housing starts remained below “normal” levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowed economy. There can be no assurance as to when, or if the housing market, will rebound to “normal levels”. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI, FEA, Random Lengths and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

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

ORIENTED STRAND BOARD

Oriented Strand Board Panel Plants 1

10 plants—5,060 million square feet annual capacity,  3/8” basis

Square feet in millions
Carthage, TX	500
Chambord, Quebec, Canada[2]	470
Dawson Creek, BC, Canada	390
Hanceville, AL	420
Jasper, TX	450
Maniwaki, Quebec, Canada	650
Roxboro, NC	500
Sagola, MI	410
Swan Valley, Manitoba, Canada	520
Thomasville, AL2	750

SIDING

Siding and Specialty Plants

6 plants—1,320 million square feet annual capacity,  3/8” basis

Square feet in millions
Newberry, MI	150
Hayward, WI3	475
Tomahawk, WI	140
Two Harbors, MN	155
Roaring River, NC	300
East River, Nova Scotia, Canada	100

ENGINEERED WOOD PRODUCTS

I-joist Plants4

1 plant—80 million lineal feet annual capacity

1 to 3 shifts per day, 5 days per week	Lineal feet in millions
Red Bluff, CA	80

LVL Plants

2 plants—9,400 thousand cubic feet annual capacity

Cubic feet in thousands
Golden, BC, Canada	4,800
Wilmington, NC	4,600

LSL Plant

1 plant—7,000 thousand cubic feet annual capacity

Cubic feet in thousands
Houlton, ME	7,000

OTHER5

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

[2]	Facility indefinitely curtailed as of December 31, 2010.
[3]	The Hayward, WI siding facility produces both commodity OSB and OSB siding.
[4]

In addition to the plant described, our 50/50 joint venture with AbitibiBowater owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

[5]	The above table does not reflect the 12 cellulose insulation facilities that are operated by U.S. GreenFiber, LLC, our 50/50 joint venture with Casella Waste Systems.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	9,200,000
Manitoba	8,900,000
Nova Scotia	900,000
Quebec	27,600,000

Total timberlands under license agreements in Canada	46,600,000

We also have timber-cutting rights on 20,483 acres on government and privately owned timberlands in the U.S.

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

The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2010 High	$9.20	$13.44	$8.46	$10.09
Low	$6.87	$6.48	$6.25	$7.40

2009 High	$2.50	$4.91	$7.77	$7.36
Low	$1.19	$2.25	$3.03	$5.17

As of February 9, 2011, there were approximately 8,763 holders of record of our common stock. No dividends were paid in 2010 or 2009. Our ability to pay dividends in the future is subject to limitations set forth in the agreement governing our bank credit facilities and the indenture governing our Senior Notes due in 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

PERFORMANCE GRAPH

The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2005 through December 31, 2010, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
LOUISIANA-PACIFIC CORPORATION	$100	$80	$53	$6	$28	$37
S&P 500 INDEX	$100	$116	$122	$77	$97	$112
PAPER & FOREST PRODUCTS	$100	$106	$110	$44	$87	$92

ITEM 6.	Selected Financial Data

Dollar amounts in millions, except per share Year ended December 31	2010(3)	2009	2008	2007(2)	2006(1)
SUMMARY INCOME STATEMENT DATA
Net sales	$1,383.6	$1,061.0	$1,379.2	$1,708.1	$2,188.6
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(32.2)	(116.5)	(563.1)	(151.7)	136.1
Income (loss) from discontinued operations	(6.4)	(5.3)	(13.7)	(24.6)	(10.2)
Net income (loss)	(38.6)	(121.8)	(576.8)	(176.3)	125.9
Net loss attributed to Louisiana-Pacific Corporation	(39.0)	(120.9)	(576.6)	(176.3)	125.9
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	($0.25)	($1.06)	($5.47)	($1.46)	$1.30
Net income (loss) per share—basic	($0.30)	($1.11)	($5.60)	($1.70)	$1.20
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	($0.25)	($1.06)	($5.47)	($1.46)	$1.29
Net income (loss) per share—diluted	($0.30)	($1.11)	($5.60)	($1.70)	$1.19
Average shares of common stock outstanding (millions)
Basic	129.1	108.5	102.9	103.7	105.1
Diluted	129.1	108.5	102.9	103.7	105.5

Cash dividends declared per common share	—	—	$0.30	$0.60	$0.60

SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,410.6	$2,620.3	$2,601.6	$3,648.5	$3,845.5
Long-term debt, excluding current portion	$714.5	$706.3	$841.3	$854.5	$1,013.3
Contingency reserves, excluding current portion	$25.9	$30.8	$30.5	$15.8	$25.6
Stockholders’ equity	$1,217.8	$1,253.5	$1,224.2	$1,860.5	$2,110.0

[1]

As of January 1, 2006, LP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and as of December 31, 2006, LP adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

[2]

As of January 1, 2007, LP adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48).

[3]

As of January 1, 2010, LP adopted guidance codified under ASC Topic 860, “Transfers and Servicing” (ASC 860) which eliminated the concept of a qualifying special-purpose entity (QSPE) for accounting purposes.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

General

Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and have a 75% ownership interest in facility in Brazil.

To serve these markets, we operate in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). OSB is the most significant segment, accounting for 44% of continuing sales in 2010, 39% in 2009 and 45% in 2008.

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future.

2010 was characterized by low demand for all of our products. The housing market improved slightly from the severe weakness experienced in 2009. The market channel continued to experience numerous site closures and location consolidations. The continued disruption in the credit market forced inventory liquidations by our customers, and the continuing overall economic pessimism adversely affected the sales of our products.

Factors Affecting Our Results

Revenues and Operating Costs.

We derive our revenues from sales of our products. The unit volumes of products sold and the prices at which sales are made determine the amount of our revenues. These volumes and prices are affected by the overall level of demand for, and supply of, products of the type we sell and comparable or substitute products, and by competitive conditions.

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

New Home Construction. Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2010 were about 6% higher than 2009 and 35% lower than 2008. We believe that the reduced level of building is due to the increase in the inventory of unoccupied homes for sale coupled with a much more restrictive mortgage market. Additionally, the current recession and related job losses and the reduction in home values have increased the number of foreclosures, which has added to the stock of homes for sale. Building activity is unlikely to improve until the number of homes available for sale is reduced, foreclosure activity subsides, the level of unemployment stabilizes and housing prices stop declining.

While near term residential construction is constrained in the U.S., positive long-term fundamentals persist. Increased immigration, the changing age distribution of the population, additional minority home ownership and historically low interest rates are expected to lead to more household formations. The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single and multi-family in the U.S. showing actual and rolling five and ten year averages for housing starts in thousands.

Repair and Remodeling. Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America and consumer confidence. In this regard, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of approximately 30-40 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. Although this market weakened in 2009 and 2010 due to reduced home sales and reduced financing to fund repair and remodel expenditures, it did not decline as significantly as new home construction activity.

Manufactured Housing. Over the last several years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to purchase site-built starter homes and financial difficulties at some of the larger manufactured housing producers.

Supply of Building Products

OSB is a commodity product, and it is, along with all of our products, subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to FEA (Forest Economic Advisors, LLC), total North American OSB annual production capacity is projected to increase by approximately 3.9 billion square feet in the period from 2011 to 2015 while plywood production capacity is projected to increase by 0.7 billion square feet for the same period. According to FEA, OSB accounted for approximately 64% of North American structural panel production capacity in 2010, with plywood accounting for the remainder. Going forward, it is expected that OSB will continue to capture market share from plywood. FEA forecasts, as of December 2010, that OSB will comprise approximately 66% of the structural panel market by 2015. The chart below, which is based on data and forecasts published by FEA, depicts past and forecasted North America structural wood production capacities in billions of square feet.

Putting Demand and Supply Together

As noted above, demand for building products is influenced by the general economy, demographics and need for housing. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The chart below, as calculated by FEA (as of December 2010), shows the demand capacity (demand divided by supply) for OSB in 2005 through 2010 as well as FEA’s forecast through 2015 based upon estimated future demand and supply.

Product Pricing.

Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 2006 through 2010, as published by Random Lengths, an industry publication, is presented below. FEA’s forecast (as of December 2010) for average North Central wholesale pricing for OSB (per thousand square feet 7/16” basis) through 2015 is also shown.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to the financial statements in item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2010, these significant accounting estimates and judgments include:

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2010, we excluded from our estimates approximately $1.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

Impairment of Long-Lived Assets. We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We consider the necessity of undertaking such a review at least quarterly, and also when certain events or changes in circumstances occur. Events and changes in circumstances that may necessitate such a review include, but are not limited to: a significant decrease in the market price of a long-lived asset or group of long-lived assets; a significant adverse change in the extent or manner in which a long-lived asset or group of long-lived assets is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or group of long-lived assets, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or group of long-lived assets; current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or group of long-lived assets; and current expectation that, more likely than not, a long-lived asset or group of long-lived assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S., requires us to make judgments, assumptions and estimates.

In general, for assets held and used in our operations, impairments are recognized when the carrying amount of the long-lived asset or groups of long-lived assets is not recoverable and exceeds the fair value of the asset or group of assets. The carrying amount of a long-lived asset or groups of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets or group of assets. The key assumptions in estimating these cash flows relate to future production volumes, pricing of commodity or specialty products and future estimates of expenses to be incurred as reflected in our long-range internal planning models. Our assumptions regarding pricing are based upon the average pricing over the commodity cycle (generally five years) due to the inherent volatility of commodity product pricing, and reflect our assessment of information gathered from industry research firms, research reports published by investment analysts and other published forecasts. Our assumptions regarding expenses reflect our expectation that we will continue to reduce production costs to offset inflationary impacts.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2010, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities. Historically, liquidity for these auction-rate securities was typically provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of December 31, 2010, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $15.4 million ($61.5 million, par value) of auction-rate securities as long-term available-for-sale securities.

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

Pension Plans. Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 14 of the Notes to the financial statements included in item 8 of this report.

Workers’ Compensation. We are self insured for most of our U.S. employees’ workers compensation claims. We account for these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters, the amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.

Warranty Obligations. Customers are provided with a limited warranty against certain defects associated with our products for periods of up to fifty years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the historical and anticipated rates of warranty claims and the cost of resolving such.

We periodically assess the adequacy of our recorded warranty liability for each product and adjust the amounts as necessary. While we believe we have a reasonable basis for these assumptions, actual warranty costs in the future could differ from our estimates.

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, other-than-temporary investment impairment, (gain) loss on early debt extinguishment, investment income and realized gain on sale of long-term investments and goodwill impairment. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measure of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.

We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations in this report on Form 10-K because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

(Dollar amounts in millions) Year Ended December 31, 2010	OSB	Siding	EWP	Other	Corporate	Total
Sales	$602.7	$427.8	$192.0	$167.6	$(6.5)	$1,383.6

Depreciation and amortization	37.4	18.1	13.1	11.1	2.3	82.0
Cost of sales and selling and administrative	537.7	358.4	199.3	146.7	64.6	1,306.7
(Gain) loss on sale or impairment of long lived assets					2.4	2.4
Other operating credits and charges, net					0.1	0.1

Total operating costs	575.1	376.5	212.4	157.8	69.4	1,391.2

Income (loss) from operations	27.6	51.3	(20.4)	9.8	(75.9)	(7.6)
Total non-operating income (expense)					(40.3)	(40.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	27.6	51.3	(20.4)	9.8	(116.2)	(47.9)
Provision (benefit) for income taxes					(22.1)	(22.1)
Equity in (income) loss of unconsolidated affiliates	1.8	—	0.9	3.7	—	6.4

Income (loss) from continuing operations	25.8	51.3	(21.3)	6.1	(94.1)	(32.2)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	25.8	51.3	(21.3)	6.1	$(94.1)	(32.2)
Income tax benefit					(22.1)	(22.1)
Interest expense, net of capitalized interest					63.9	63.9
Depreciation and amortization	37.4	18.1	13.1	11.1	2.3	82.0

EBITDA from continuing operations	63.2	69.4	(8.2)	17.2	(50.0)	91.6

Stock based compensation expense	1.0	0.6	0.6	—	6.6	8.8
(Gain) loss on sale or impairment of long lived assets					2.4	2.4
Realized gain on long term investments (ARS)					(19.0)	(19.0)
Investment income					(19.4)	(19.4)
Other operating credits and charges, net					0.1	0.1
Other than temporary investment impairment					17.0	17.0

Adjusted EBITDA from continuing operations	$64.2	$70.0	$(7.6)	$17.2	$(62.3)	$81.5

(Dollar amounts in millions) Year Ended December 31, 2009	OSB	Siding	EWP	Other	Corporate	Total
Sales	$408.8	$379.4	$157.7	$117.0	$(1.9)	$1,061.0

Depreciation and amortization	35.2	18.5	12.2	10.7	3.4	80.0
Cost of sales and selling and administrative	430.6	331.6	177.7	104.1	71.2	1,115.2
(Gain) loss on sale or impairment of long lived assets					(2.5)	(2.5)
Other operating credits and charges, net					1.6	1.6

Total operating costs	465.8	350.1	189.9	114.8	73.7	1,194.3

Income (loss) from operations	(57.0)	29.3	(32.2)	2.2	(75.6)	(133.3)
Non-operating income (expense)					(36.2)	(36.2)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(57.0)	29.3	(32.2)	2.2	(111.8)	(169.5)
Provision (benefit) for income taxes					(63.4)	(63.4)
Equity in (income) loss of unconsolidated affiliates	8.1	—	0.9	1.4	—	10.4

Income (loss) from continuing operations	(65.1)	29.3	(33.1)	0.8	(48.4)	(116.5)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(65.1)	29.3	(33.1)	0.8	(48.4)	(116.5)
Income tax benefit					(63.4)	(63.4)
Interest expense, net of capitalized interest					74.6	74.6
Depreciation and amortization	35.2	18.5	12.2	10.7	3.4	80.0

EBITDA from continuing operations	(29.9)	47.8	(20.9)	11.5	(33.8)	(25.3)

Stock based compensation expense	0.7	0.6	0.5	—	5.6	7.4
(Gain) loss on sale or impairment of long lived assets					(2.5)	(2.5)
Realized gain on long term investments					(18.7)	(18.7)
Investment income					(29.0)	(29.0)
Other operating credits and charges, net					1.6	1.6
Other than temporary investment impairment					2.0	2.0
Early debt extinguishment					20.7	20.7

Adjusted EBITDA from continuing operations	$(29.2)	$48.4	$(20.4)	$11.5	$(54.1)	$(43.8)

Year Ended December 31, 2008	OSB	Siding	EWP	Other	Corporate	Total
Sales	$623.2	$428.6	$234.5	$96.4	$(3.5)	$1,379.2

Depreciation and amortization	49.6	20.5	15.8	9.0	5.5	100.4
Cost of sales and selling and administrative	717.5	405.3	259.4	91.1	76.3	1,549.6
(Gain) loss on sale or impairment of long lived assets					9.0	9.0
Goodwill impairment					273.5	273.5
Other operating credits and charges, net					90.3	90.3

Total operating costs	767.1	425.8	275.2	100.1	454.6	2,022.8

Loss from operations	(143.9)	2.8	(40.7)	(3.7)	(458.1)	(643.6)
Investment income						—
Total non-operating income (expense)					(108.4)	(108.4)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(143.9)	2.8	(40.7)	(3.7)	(566.5)	(752.0)
Provision (benefit) for income taxes					(201.5)	(201.5)
Equity in (income) loss of unconsolidated affiliates	10.1		(0.7)	3.2		12.6

Income (loss) from continuing operations	(154.0)	2.8	(40.0)	(6.9)	(365.0)	(563.1)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(154.0)	2.8	(40.0)	(6.9)	(365.0)	(563.1)
Income tax benefit					(201.5)	(201.5)
Interest expense, net of capitalized interest					61.2	61.2
Depreciation and amortization	49.6	20.5	15.8	9.0	5.5	100.4

EBITDA from continuing operations	(104.4)	23.3	(24.2)	2.1	(499.8)	(603.0)

Stock based compensation expense	1.3	0.7	0.6	0.1	7.0	9.7
(Gain) loss on sale or impairment of long lived assets					9.0	9.0
Other operating credits and charges, net					90.3	90.3
Investment income					(51.8)	(51.8)
Other than temporary investment impairment					118.6	118.6
Goodwill impairment					273.5	273.5

Adjusted EBITDA from continuing operations	$(103.1)	$24.0	$(23.6)	$2.2	$(53.2)	$(153.7)

RESULTS OF OPERATIONS

We reported a net loss attributable to LP of $39.0 million ($0.30 per diluted share) in 2010, which was comprised of a loss from continuing operations attributed to LP of $32.6 million ($0.25 per diluted share) and a loss from discontinued operations of $6.4 million ($0.05 per diluted share). This compares to a net loss attributable to LP of $120.9 million ($1.11 per diluted share) in 2009, which was comprised of a loss from continuing operations attributed to LP of $115.6 million ($1.06 per diluted share) and a loss from discontinued operations of $5.3 million ($0.05 per diluted share). We reported a net loss attributable to LP of $576.6 million ($5.60 per diluted share) in 2008, which was comprised of loss from continuing operations attributed to LP of $562.9 million ($5.47 per diluted share) and a loss from discontinued operations of $13.7 million ($0.13 per diluted share).

Net sales in 2010 were $1.4 billion, an increase of 30% from 2009 sales of $1.1 billion. Sales in 2009 as compared to 2008 were lower by 23%. The increase in sales in 2010 as compared to 2009 was driven by higher sales across all product lines as the North American housing market improved slightly over the prior year. The decrease in 2009 was primarily due to significantly reduced volumes across all product lines as the North America housing market slowed significantly as compared to 2008 with product sales prices remaining relatively flat.

Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 25 of the Notes to the financial statements included in item 8 of this report for further information regarding our segments.

OSB

Our OSB segment manufactures and distributes OSB structural panel products. OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. We believe we are the largest and one of the most efficient producers of OSB in North America.

According to FEA, it is estimated for 2010 that OSB accounted for approximately 58% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2010 housing starts) was 26.9 billion square feet with the OSB market comprising an estimated 15.5 billion square feet of this market. Based upon our production in 2010 of 3.0 billion square feet (including our joint venture OSB mill with Canfor Corporation), we estimate that we account for 19% of the North American OSB market and 11% of the overall North American structural panel market.

To enhance our industry leading position in the OSB business, we plan to: (1) leverage our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; (2) improve net realizations relative to weighted-average OSB regional pricing; (3) reduce costs and improve throughput and recovery by continuing to focus on efficiency, raw materials cost reductions and logistics; and (4) manage our capacity to meet our customers expected needs for OSB demand.

OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2010 include wood (31%), resin and wax (21%), labor and burden (17%), utilities (7%) and manufacturing and other (24%).

Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2010	2009	2008	2010 – 2009	2009 – 2008
Sales	$602.7	$408.8	$623.2	47%	(34%)
Operating profits (losses)	$25.8	$(65.1)	$(154.0)	140%	58%
Adjusted EBITDA from continuing operations	$64.2	$(29.2)	$(103.1)	320%	72%

Percent changes in average sales prices and unit shipments for the year ended 2010 compared to 2009 and 2009 compared to 2008 were as follows:

	2010 versus 2009		2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	28%	15%	(1%)	(31%)

2010 compared to 2009

OSB prices increased compared to the corresponding periods of 2009. The increase in OSB prices was likely due to narrowing of the gap between supply and demand based upon currently operating facilities across the industry, as well as raw material shortages due to weather related issues during the second quarter of 2010. The increase in selling price favorably impacted net sales by approximately $124 million and operating profits by $107 million for the year as compared to the corresponding period of 2009. As compared to 2009, the increase in sales volume was primarily due to increased demand as well as inventory restocking by our customers after dramatic declines in 2009.

Compared to 2009, the primary factor that led to improved operating results was the increase in commodity OSB sales prices. This increase was offset by an increase in our Canadian dollar denominated manufacturing costs and certain raw materials. The Canadian dollar has strengthened significantly from 2009, which causes our Canadian production costs stated in U.S. dollars to increase.

2009 compared to 2008

OSB prices remained relatively flat in 2009 as compared to 2008; however the pricing is significantly below cycle average pricing due to dramatically lower demand from housing. The decrease in selling prices unfavorably impacted net sales and operating losses by about $5 million for the year ended December 31, 2009 as compared to the corresponding period of 2008. As compared to 2008, the decline in sales volume was primarily due to our decision to operate our facilities to maximize cash flow, and accordingly, to set minimum pricing levels in various regions which we would not sell below. In order to manage to lower sales demand, we continued the curtailment of our Silsbee, TX; Athens, GA; Chambord, Quebec, and Thomasville, AL operations as well as other production curtailments throughout our system to balance supply and demand. Prior to year end, we decided to permanently shut down the Silsbee, TX and Athens, GA operations and now hold those facilities for sale for non-OSB production.

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

Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2010	2009	2008	2010 – 2009	2009 – 2008
Sales	$427.8	$379.4	$428.6	13%	(11%)
Operating profits (losses)	$51.3	$29.3	$2.8	75%	946%
Adjusted EBITDA from continuing operations	$70.0	$48.4	$24.0	45%	102%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2010	2009	2008	2010 – 2009	2009 – 2008
SmartSide® siding	$324.2	$293.9	$317.2	10%	(7%)
Commodity OSB	38.6	28.2	36.4	37%	(23%)
Canexel siding and other hardboard related products	65.0	57.3	75.0	13%	(24%)

Total	$427.8	$379.4	$428.6

Percent changes in average sales prices and unit shipments for the year ended 2010 compared to 2009 and 2009 compared to 2008 are as follows:

	2010 versus 2009		2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	—	11%	3%	(8%)
Commodity OSB	32%	(2%)	(2%)	(15%)
Canexel siding	9%	8%	(4%)	(20%)

2010 compared to 2009

Sales volumes were higher across SmartSide® siding and Canexel siding due to slightly improved housing starts as well as increased market penetration in non-traditional markets such as storage sheds. Our Canexel sales volumes increased in 2010 as compared to 2009 due to increases in export sales and continued penetration in Canadian markets. Sales prices in our SmartSide® siding product line for 2010 as compared to 2009 remained constant. In our Canexel product line, sales prices increased in 2010 as compared to 2009 due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada. Additionally, one of the siding mills in this segment also produces commodity OSB, which in 2010 experienced a significant increase in price on generally flat volumes.

Overall, the improvement in operating results for our siding segment for 2010 compared to 2009 was primarily due to increased sales volume and improved efficiencies in operations. Additionally, the OSB produced in this segment provided approximately a $9 million improvement in profits as a result of the improvement in OSB price.

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

Overall, the improvement in operating results for our siding segment for 2009 compared to 2008 was primarily due to reductions in the cost of petroleum-based raw materials, optimized production scheduling and efficiencies in other manufacturing costs that offset volume declines.

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

Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2010	2009	2008	2010 – 2009	2009 – 2008
Sales	$192.0	$157.7	$234.5	22%	(33%)
Operating profits (losses)	$(21.3)	$(33.1)	$(40.0)	36%	17%
Adjusted EBITDA from continuing operations	$(7.6)	$(20.4)	$(23.6)	63%	14%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2010	2009	2008	2010 – 2009	2009 – 2008
LVL / LSL	$92.2	$74.0	$96.2	25%	(23%)
I-joist	70.4	63.6	92.1	11%	(31%)
Related products	29.4	20.1	46.2	46%	(56%)

Total	$192.0	$157.7	$234.5

Percent changes in average sales prices and unit shipments for the year ended 2010 compared to 2009 and 2009 compared to 2008 are as follows:

	2010 versus 2009		2009 versus 2008
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	9%	12%	(7%)	(18%)
I-joist	6%	3%	(4%)	(28%)

2010 compared to 2009

Sales volumes in both LVL/LSL and I-Joist increased during 2010 as compared to 2009 due to higher housing demand as well as customer inventory increases. Net average selling prices increased in I-Joist and LVL due to price adjustments implemented in the early part of the second quarter of 2010 and, in LVL/LSL, due to changes in product mix.

Results of operations for 2010 as compared to the prior year improved primarily due to continued improvements at our LSL mill and increases in sales price and volumes across all product lines.

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

Results of operations for EWP for the year ended December 31, 2009 as compared to the prior year improved primarily due to continued progress at our LSL mill and reductions in segment selling and administrative costs. Offsetting these improvements were the reductions in sales prices.

Other

Our other products category includes our moulding business, our Brazilian joint venture and Chilean OSB facilities and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2010	2009	2008	2010 – 2009	2009 – 2008
Sales	$167.6	$117.0	$96.4	43%	21%
Operating profits (losses)	$6.1	$0.8	$(6.9)	688%	112%
Adjusted EBITDA from continuing operations	$17.2	$11.5	$2.2	51%	379%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2010	2009	2008	2010 – 2009	2009 – 2008
Mouldings	$32.2	$29.3	$31.2	10%	(6%)
Chilean operations	79.5	46.3	49.5	72%	(6%)
Brazilian operation	45.2	32.8	4.3	38%	663%
Other	10.7	8.6	11.4	26%	(25%)

Total	$167.6	$117.0	$96.4

2010 compared to 2009

In our moulding business, we experienced an increase in sales due to continued strength in retail markets. In our Chilean operations, we saw significantly higher volumes as compared to 2009 due to continued penetration in local markets, as well as response to the rebuilding efforts resulting from the Chilean earthquake. However, increased imports into Chile put pressure on our selling prices. We continue to see improvements in our Brazil operations in terms of sales prices, volumes and manufacturing efficiencies. In our joint venture that produces and sells cellulose insulation, results of operations were relatively flat with the previous year. Overall, operating results associated with these activities were positively impacted by improvements in our Chilean operations and reductions in carrying costs of our non-operating facilities.

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

GENERAL CORPORATE AND OTHER EXPENSE, NET

Net general corporate expense was $73.4 million in 2010 as compared to $76.5 million in 2009 and $85.3 million in 2008. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The decrease in 2010 as compared to 2009 was due to reductions in pension costs associated with our freezing our U.S. defined benefit pension plans as well as continued cost containment. The decrease in 2009 as compared to 2008 was due to the “right sizing” initiatives implemented in the later portion of 2008 which reduced management headcount, eliminated corporate aircraft operations, limited corporate research and development and significantly reduced discretionary spending.

OTHER OPERATING CREDITS AND CHARGES, NET

For a discussion of other operating credits and charges, net, see Notes 1 and 16 of the Notes to the financial statements included in item 8 of this report.

GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS

For a discussion of gain (loss) on sales of and impairments of long-lived assets, see Notes 1 and 17 of the Notes to the financial statements included in item 8 of this report.

NON-OPERATING INCOME (EXPENSE)

In 2010, net non-operating expense was $40.3 million compared to $36.2 million in 2009 and $108.4 million in 2008. Components of non-operating income (expenses) were as follows:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Investment income	$18.0	$26.0	$56.0
Realized gains from sale of investments	19.0	18.7	—
SERP market adjustments	1.4	3.0	(4.2)

Investment income	38.4	47.7	51.8

Other than temporary impairment of investments	(17.0)	(2.0)	(118.6)

Interest expense	(60.8)	(71.7)	(64.2)
Amortization of debt charges	(3.1)	(3.0)	(0.6)
Capitalized interest	—	0.1	3.6

Interest expense, net of capitalized interest	(63.9)	(74.6)	(61.2)

Foreign currency gains (losses)	2.2	13.4	19.6
Early debt extinguishment	—	(20.7)	—

Other non-operating expense	2.2	(7.3)	19.6

Total non-operating income (expense)	$(40.3)	$(36.2)	$(108.4)

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

DISCONTINUED OPERATIONS

Included in discontinued operations for 2010, 2009 and 2008 are the carrying and warranty costs of mills that have been closed and divested under our various restructuring plans. These operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations. The results of operations were as follows:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Sales	—	—	—
Operating losses	$(10.4)	$(8.6)	$(22.3)

	$(10.4)	$(8.6)	$(22.3)

2010 compared to 2009

Included in the loss on discontinued operations for 2010 is an increase in our warranty reserves associated with discontinued products of $7.1 million as well as residual costs associated with mills that have been previously discontinued and sold.

2009 compared to 2008

Included in the loss on discontinued operations for 2009 is an increase in our warranty reserves associated with discontinued products of $4.9 million as well as residual costs associated with mills that have been previously discontinued and sold.

INCOME TAXES

In total, we recorded a tax benefit in continuing operations of $22.1 million in 2010, $63.4 million in 2009 and $201.5 million in 2008. For the year ended December 31, 2010, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to a non-deductible impairment loss related to LP’s equity investment in Greenfiber, state income taxes and the effect of foreign tax rates and the foreign currency translation. For the year ended December 31, 2009, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to our foreign debt structure, state income taxes and a valuation allowance established on state net operating loss carry forwards. For the year ended December 31, 2008, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to our foreign debt structure, state income taxes and the write-off of our goodwill. We paid $5.7 million of cash taxes and received $51.4 million in cash tax refunds in 2010 and expect to receive $18.7 million in related refunds from prior years in 2011.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including expected return on plan assets and rate of compensation increases. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We use corporate bond yields published by a recognized financial institution as an indicator of potential settlement rates. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs. See Note 13 of the Notes to the financial statements included in item 8 of this report for further information on these plans.

The table below quantifies the approximate impact on the U.S. plans (which account for approximately 82% of plan assets), as of December 31, 2010, of a one-half percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant:

Dollars in millions
Increase in annual costs for 2011:
Discount rate	$0.1
Expected long-term rate of return	$1.0

Increase in projected benefit obligation:
Discount rate	$14.3

For our U.S. plans, we used a long term rate of return assumption of 7.5% to calculate the 2009 and 2010 net periodic pension costs. For our Canadian plans, we used a long-term rate of return of 4.8% to 6.3% to calculate 2009 and 2010 net periodic pension costs. For 2010, our net periodic pension cost was $4.1 and we estimate for 2011, our net periodic pension cost will be $5.7 million. This estimate assumes that we will have no curtailment or settlement expenses in 2011. If a settlement or curtailment does occur in 2011, this estimate may change significantly. We estimate in 2011, we will contribute approximately $10 to $12 million to our defined benefit pension plans.

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

Cumulative statistics as of December 31, 2010 under hardboard settlements were as follows:

December 31, 2010
Completed claims received	86,000
Claims dismissed	13,000
Claims settled	73,000

The average payment amount for settled claims as of December 31, 2010 was approximately $1,000. Dismissal of claims is typically the result of claims for products not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

Operating Activities

During 2010, we generated $47.8 million of cash from operations as compared to $60.8 million in 2009. The decrease in cash provided from operations was related to higher inventories and higher pension payments and lower tax refunds, as partially offset by lower operating losses. During the year, we received tax refunds of $45.7 million (net of payments). Trade receivables increased by $8.8 million due to higher sales in December of 2010 as compared to the same period of 2009. As of December 31, 2010, our trade receivables balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Non-trade receivables decreased by $1.8 million due to lower interest receivables due to payments during 2010. Our accounts payable increased from the prior year primarily due to the increases in inventory as well as changes in our funding of our employee benefit programs. During the year, we made $9.8 million in contingency payments.

During 2009, we generated $60.8 million of cash from operations as compared to a use of cash of $142.5 million in 2008. The increase in cash provided by operations was related to an intense focus on cash generation as well as lower operating losses. During 2009, due to the depressed new construction market, we curtailed operating production schedules at many of our facilities and reduced inventories throughout our process which allowed us to reduce our inventories by $57.2 million. During the year, we received tax refunds of $79.3 million (net of payments). Trade receivables increased by $20.0 million due to higher sales in December of 2009 as compared to the same period of 2008. As of December 31, 2009, our trade receivables balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Non-trade receivables decreased by $51.9 million due to lower income tax receivables due to lower losses. Our accounts payable increased from the prior year primarily due to the increases in interest payable associated with the debt issued in 2009 and accruals for management incentive programs, with minimal increases in trade payables. During the year, we made $12.9 million in contingency payments.

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

Investing Activities

During 2010, we generated $120.3 million in cash from investing activities. Capital expenditures for 2010 were $14.5 million primarily related to maintenance capital. Additionally, our joint ventures refunded $4.9 million in advances made in past years. We received $21.8 million on the sale of investments with maturities in excess of 90 days. We received $115.1 million in principal payments on our notes receivable from asset sales. We also received $3.3 million on the sale of assets and used $10.3 million in cash to collaterize certain long-term obligations. Additionally, included in accounts payable is $1.2 million related to capital expenditures that had not yet been paid as of December 31, 2010.

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

Capital expenditures in 2011 are expected not to exceed $50 million related to projects critical for continuing operations. Additionally we anticipate paying $20 to $25 million in 2011 to purchase the remaining 25% of the Brazil operations, based upon the mandatory put and call associated with the original purchase agreement.

Financing Activities

In 2010, net cash used in financing activities was $174.3 million. During 2010, we repaid $173.7 million in long-term debt which was comprised of $113.4 million of long-term debt associated with our limited recourse notes payable and $60.2 million of Senior Notes due in August of 2010.

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

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. At December 31, 2010, we had $69.8 million of unused borrowing base capacity under the credit facility. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At December 31, 2010, we had no borrowings outstanding under the facility. Outstanding under this facility at December 31, 2010, were

$24.7 million in letters of credit which were collateralized by $26.3 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect that our fixed charge coverage ratio may fall below 1.1 to 1.0 from time to time during 2011, and, accordingly we will be subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above during such time. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility may become constrained to an amount that does not exceed the excess of our adjusted borrowing base over $15 million.

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

The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

As part of our refinancing strategy, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi annual principal payments beginning in June of 2012. The loan bears interest at UF plus 5.50% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. Additionally, we are required to maintain a letter of credit for the benefit of the lender in an amount equal to $12.6 million, subject to reduction based upon attainment of certain financial tests. We established such letter of credit in the amount of $12.6 million, which is cash collateralized by approximately $13.2 million of cash. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, we will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 5.5 for 2010, 3.2 for 2011 and 2.5 for the remainder of the loan period and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. As of December 31, 2010, the balance of this loan was $42.3 million.

OTHER LIQUIDITY MATTERS

As of December 31, 2010, we had $15.4 million ($61.5 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.

We review our marketable securities routinely for other-than-temporary impairment. The primary factors LP uses to determine if an impairment charge must be recorded because a decline in value of the security is other-than-temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security (including its credit rating), (iii) the length of time that the cost of the security has exceeded its fair value and (iv) LP’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The table below provides additional detail as to the composition of our auction rate securities as well as the year of issue.

Dollar amounts in millions
As of December 31, 2010	Original cost	Year of Issue
Bank Trust Preferred notes	$30.0	2003 - 2004
Collateriazed Debt Obligations	25.6	2003 - 2004
Corporate	5.9	2006

	$61.5

During 2010, we sold $35.3 million (par value) of our ARS to a third party in an open market transaction for $21.8 million plus accrued interest. As part of this transaction, we recorded a gain on sale of securities of $18.9 million, which represents a recovery of losses previously recorded as an Other-than-temporary impairment.

During 2009, we sold $55.0 million (par value) of our ARS pursuant to a tender offer for $21.5 million plus accrued interest. As part of this transaction, we recorded a gain on sale of securities of $18.7 million, which represents a recovery of losses previously recorded as an Other-than-temporary impairment.

The estimated market value of our ARS holdings at December 31, 2010 was $15.4 million, which reflects a $46.1 million adjustment to the par value of $61.5 million. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.

Contingency Reserves

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for siding litigation settlements), totaled $32.9 million at December 31, 2010, of which $7 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2010 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2011	2012	2013	2014	2015
Long-term debt[1]	$12.4	$24.9	$103.1	$9.6	$8.8
Operating leases	6.8	3.6	3.3	3.3	3.4
Purchase obligations[2]	1.0
Other long-term obligations[3]	2.0

Total contractual cash obligations	$22.2	$28.5	$106.4	$12.9	$12.2

[1]	Includes expected interest payments as well as debt maturities.
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

[3]

Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Current pension funding regulations require LP to contribute $1-$2 million in 2011 to its defined benefit pension plans, and we have included $2 million in the table above. However, LP anticipates contributing approximately $10 million to $12 million in 2011. Future years are not estimable due to the large number of factors involved in determining minimum pension funding.

Other Financing Arrangements

In connection with the sale of southern timber and timberlands in 2003, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner, LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. Both the notes receivable and notes payable mature in 2018. The notes payable are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by the notes receivable. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2010 and December 31, 2009. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term debt on the financial statements included in item 8 of this report.

In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers are used to fund payments required for the notes payable. To date, all installments under these notes have been received and the corresponding installments under the notes payable have been paid. The next installment is due in 2012. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term debt on the financial statements included in item 8 of this report.

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2010, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at December 31, 2010, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 5.0 billion square feet (3/8” basis) or 4.3 billion square feet (7/16” basis), a $1 change in the annual average price on 7/16” basis would change annual pre-tax profits by approximately $4.3 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, expected volumes will be significantly below our capacity.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted accounting guidance codified under Financial Accounting Standards Codification Topic (“ASC”) 860, “Transfers and Servicing” and ASC 810, “Consolidation” on January 1, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 28, 2011

Consolidated Balance Sheets

Dollar amounts in millions

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$389.3	$394.1
Receivables, net of allowance for doubtful accounts of $1.3 million and $1.2 million at December 31, 2010 and December 31, 2009	66.8	59.9
Income tax receivable	18.7	52.7
Inventories	151.9	140.4
Prepaid expenses and other current assets	5.6	6.2
Deferred income taxes	23.4	1.4
Current portion of notes receivable from asset sales	—	115.1
Assets held for sale	57.9	69.1

Total current assets	713.6	838.9

Timber and timberlands	46.8	50.6

Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	125.3	123.4
Buildings	280.2	283.0
Machinery and equipment	1,702.2	1,671.3
Construction in progress	4.8	3.4

	2,112.5	2,081.1
Accumulated depreciation	(1,195.4)	(1,116.6)

Net property, plant and equipment	917.1	964.5

Notes receivable from asset sales	533.5	533.5
Investments in and advances to affiliates	110.0	138.5
Deferred debt costs	10.1	13.2
Long-term investments	15.4	26.3
Restricted cash	31.1	20.8
Intangible assets, net of amortization	2.2	3.0
Other assets	24.9	23.6
Long-term deferred tax asset	5.9	7.4

Total assets	$2,410.6	$2,620.3

See Notes to the Financial Statements.

Consolidated Balance Sheets (Continued)

Dollar amounts in millions, except per share

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.2	$60.3
Current portion of limited recourse notes payable	—	113.4
Short-term notes payable	—	0.4
Accounts payable and accrued liabilities	127.8	123.0
Current portion of contingency reserves	7.0	10.0

Total current liabilities	135.0	307.1

Long-term debt, excluding current portion	714.5	706.3
Deferred income taxes	164.8	164.3
Contingency reserves, excluding current portion	25.9	30.8
Other long-term liabilities	129.8	137.2

Redeemable non-controlling interest	22.8	21.1

Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 144,836,996 and 139,728,584 shares issued	144.8	139.7
Additional paid-in capital	559.4	562.4
Retained earnings	863.1	902.1
Treasury stock, 12,890,125 shares and 13,156,746 shares, at cost	(279.9)	(286.1)
Accumulated comprehensive loss	(69.6)	(64.6)

Total stockholders’ equity	1,217.8	1,253.5

Total liabilities and stockholders’ equity	$2,410.6	$2,620.3

See Notes to the Financial Statements.

Consolidated Statements of Income

Dollar amounts in millions, except per share

	Year ended December 31,
	2010	2009	2008
Net sales	$1,383.6	$1,061.0	$1,379.2

Operating costs and expenses:
Cost of sales	1,187.9	999.3	1,407.8
Depreciation, amortization and cost of timber harvested	82.0	80.0	100.4
Selling and administrative	118.8	115.9	141.8
Impairment of goodwill	—	—	273.5
(Gain) loss on sale or impairment of long lived assets	2.4	(2.5)	9.0
Other operating credits and charges, net	0.1	1.6	90.3

Total operating costs and expenses	1,391.2	1,194.3	2,022.8

Loss from operations	(7.6)	(133.3)	(643.6)

Non-operating income (expense):
Interest expense, net of capitalized interest	(63.9)	(74.6)	(61.2)
Investment income	38.4	47.7	51.8
Other-than-temporary investment impairment	(17.0)	(2.0)	(118.6)
Other non-operating income (expense)	2.2	(7.3)	19.6

Total non-operating income (expense)	(40.3)	(36.2)	(108.4)

Loss before income taxes and equity in losses of unconsolidated affiliates	(47.9)	(169.5)	(752.0)
Benefit for income taxes	(22.1)	(63.4)	(201.5)
Equity in loss of unconsolidated affiliates	6.4	10.4	12.6

Loss from continuing operations	(32.2)	(116.5)	(563.1)

Loss from discontinued operations before tax	(10.4)	(8.6)	(22.3)
Benefit for income taxes	(4.0)	(3.3)	(8.6)

Loss from discontinued operations	(6.4)	(5.3)	(13.7)

Net loss	(38.6)	(121.8)	(576.8)

Less: Net income (loss) attributed to non-controlling interest	0.4	(0.9)	(0.2)

Net loss attributed to Louisiana-Pacific Corporation	$(39.0)	$(120.9)	$(576.6)

Amounts attributed to LP Corporation common shareholders:
Loss from continuing operations, net of tax	$(32.6)	$(115.6)	$(562.9)
Loss from discontinued operations, net of tax	(6.4)	(5.3)	(13.7)

	$(39.0)	$(120.9)	$(576.6)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.25)	$(1.06)	$(5.47)
Loss per share from discontinued operations	(0.05)	(0.05)	(0.13)

Net loss per share	$(0.30)	$(1.11)	$(5.60)

Cash dividends per share of common stock	$—	$—	$0.30

Average shares of common stock used to compute net loss per share:
Basic and diluted	129.1	108.5	102.9

See Notes to the Financial Statements.

Consolidated Statements of Cash Flows

Dollar amounts in millions

	Year ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38.6)	$(121.8)	$(576.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and cost of timber harvested	82.0	80.0	100.4
Loss from unconsolidated affiliates	6.4	10.4	12.6
Other operating credits and charges, net	(1.2)	12.2	44.0
(Gain) loss on sale or impairment of long-lived assets	(1.2)	(2.5)	9.1
Loss on early debt extinguishment	—	20.7	—
Realized gain on sale of long term investments	(19.0)	(18.7)	—
Goodwill impairment	—	—	273.5
Other-than-temporary impairment of investments	17.0	2.0	118.6
Stock-based compensation related to stock plans	8.8	7.3	9.7
Exchange (gain) loss on remeasurement	0.9	(7.0)	(35.7)
Cash settlements of contingencies	(9.8)	(12.9)	(26.0)
Other adjustments, net	(4.2)	11.1	20.7
(Increase) decrease in receivables	(0.9)	(9.5)	36.3
(Increase) decrease in income tax receivables	34.0	41.5	63.0
(Increase) decrease in inventories	(8.5)	57.2	29.9
Decrease in prepaid expenses	1.2	4.0	0.3
Increase (decrease) in accounts payable and accrued liabilities	(2.8)	6.2	(66.8)
Decrease in deferred income taxes	(16.3)	(19.4)	(155.3)

Net cash provided by (used in) operating activities	47.8	60.8	(142.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(14.5)	(9.6)	(99.4)
Proceeds from asset sales	3.3	7.8	7.9
Purchase of a business	—	(0.1)	(56.5)
Receipt of proceeds from notes receivable	115.1	20.0	74.4
(Increase) decrease in restricted cash under letters of credit	(10.3)	57.5	(1.5)
Cash paid for purchase of investments	—	—	(216.0)
Proceeds from sale of investments	21.8	50.3	421.6
Investment in and advances to joint ventures	4.9	(0.3)	(5.5)
Other investing activities, net	—	—	(14.0)

Net cash provided by investing activities	120.3	125.6	111.0

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	—	320.5	—
Payments under revolving credit lines and short-term notes payable	(0.4)	(2.3)	(24.7)
Repayment of long-term debt	(173.7)	(318.8)	(174.8)
Payment of debt issuance fees	(0.1)	(15.8)	—
Payment of cash dividends	—	—	(31.0)
Sale of common stock under equity plans	—	132.3	—
Other financing activities, net	(0.1)	—	—

Net cash provided by (used in) financing activities	(174.3)	115.9	(230.5)

Effect of exchange rate on cash and cash equivalents	1.4	(5.9)	7.6

Net increase (decrease) in cash and cash equivalents	(4.8)	296.4	(254.4)
Cash and cash equivalents at beginning of year	394.1	97.7	352.1

Cash and cash equivalents at end of year	$389.3	$394.1	$97.7

See Notes to the Financial Statements.

Consolidated Statements of Stockholders’ Equity

Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2007	116.9	$116.9	13.8	$(302.0)	$439.0	$1,628.6	$(64.5)	$1,818.0	$—

Correction of beginning balance (see Note 24)						2.8		2.8
Net loss						(576.6)		(576.6)	(0.2)
Issuance of shares for employee stock plans and for other purposes and other transactions			(0.2)	4.7	0.5			5.2
Amortization of restricted stock grants					2.1			2.1
Cash dividends, $0.30 per share						(31.0)		(31.0)
Tax benefit of employee stock plan transactions					(0.3)			(0.3)
Acquisition of redeemable non controlling interest								—	18.5
Accretion of redeemable non controlling interest								—	0.4
Other comprehensive loss							(33.6)	(33.6)
Adjustment to initially apply SFAS 158, net of tax						(0.8)		(0.8)

BALANCE as of December 31, 2008	116.9	116.9	13.6	(297.3)	441.3	1,023.0	(98.1)	1,185.8	18.7

Net loss						(120.9)		(120.9)	(0.9)
Issuance of shares for public offering	20.7	20.7			111.6			132.3
Issuance of shares for employee stock plans and for other purposes			(0.5)	11.2	(2.2)			9.0
Amortization of restricted stock grants					1.7			1.7
Issuance and exercise of stock warrants in connection with debt issuance	2.1	2.1			11.4			13.5
Tax benefit of employee stock plan transactions					(1.4)			(1.4)
Other comprehensive income							33.5	33.5	3.3

BALANCE as of December 31, 2009	139.7	139.7	13.1	(286.1)	562.4	902.1	(64.6)	1,253.5	21.1

Net loss						(39.0)		(39.0)	0.4
Issuance of shares for employee stock plans and for other purposes			(0.2)	6.2	0.8			7.0
Amortization of restricted stock grants					1.7			1.7
Issuance and exercise of stock warrants in connection with debt issuance	5.1	5.1			(5.1)			—
Tax benefit of employee stock plan transactions					(0.4)			(0.4)
Other comprehensive income (loss)							(5.0)	(5.0)	1.3

BALANCE as of December 31, 2010	144.8	$144.8	12.9	$(279.9)	$559.4	$863.1	$(69.6)	$1,217.8	$22.8

See Notes to the Financial Statements

Consolidated Statements of Comprehensive Income

Dollar amounts in millions

	Year ended December 31,
	2010	2009	2008
Net loss	$(38.6)	$(121.8)	$(576.8)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	9.0	26.1	(13.3)
Unrealized gains (losses) on derivative financial instruments	(0.2)	1.2	(1.8)
Unrealized gains (losses) on securities, net of reversals	(4.9)	11.8	19.1
Defined benefit pension and post retirement plans:
Prior service cost (credit)	—	0.3	1.2
Amortization of prior service cost	0.2	0.2	0.6
Net (loss) gain	(9.2)	(4.5)	(42.5)
Amortization of net loss	1.7	2.5	1.5
Change in measurement date	—	—	0.3
Exchange (loss) gain on remeasurement	(0.3)	(0.8)	1.3

Other comprehensive income (loss), net of tax	(3.7)	36.8	(33.6)

Net (income) loss attributable to noncontrolling interest	(0.4)	0.9	0.2
Foreign currency translation adjustments attributed to non-controlling interest	(1.3)	(3.3)	—

Comprehensive loss	$(44.0)	$(87.4)	$(610.2)

See Notes to the Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Brazil through foreign subsidiaries and joint ventures. The principal customers for the Company’s building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America and South America, with minor sales to Asia, Australia and Europe.

See Note 25 below for further information regarding LP’s products and segments.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in this Note under the headings “Asset Impairments,” and “Other Operating Credits and Charges, Net” and in the Notes entitled “Income Taxes,” “Retirement Plans and Postretirement Benefits,” “Stockholders’ Equity,” “Other Operating Credits and Charges, Net,” “Gain (Loss) on Sale of and Impairment of Long-Lived Assets, Net” and “Contingencies.”

Consolidation

The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have effective control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent. LP’s equity in the income and losses of these investments is recorded in “Equity in loss of unconsolidated affiliates” on the Consolidated Statements of Income. See Note 9 for further discussion of these investments and advances. Where our ownership interest is less than 100 percent but more than 50 percent, the outside shareholders’ interests are shown as non-controlling interest. See Note 19 for further discussion of this investment.

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

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2010	2009	2008
Numerator:
Income (loss) attributed to LP common shares:
Loss from continuing operations	$(32.6)	$(115.6)	$(562.9)
Loss from discontinued operations	(6.4)	(5.3)	(13.7)

Net loss	$(39.0)	$(120.9)	$(576.6)

Denominator:
Basic—weighted average common shares outstanding	129.1	108.5	102.9
Dilutive effect of employee stock plans	—	—	—

Diluted shares outstanding	129.1	108.5	102.9

Basic earnings per share:
Loss from continuing operations	$(0.25)	$(1.06)	$(5.47)
Loss from discontinued operations	(0.05)	(0.05)	(0.13)

Net loss per share	$(0.30)	$(1.11)	$(5.60)

Diluted earnings per share:
Loss from continuing operations	$(0.25)	$(1.06)	$(5.47)
Loss from discontinued operations	(0.05)	(0.05)	(0.13)

Net loss per share	$(0.30)	$(1.11)	$(5.60)

Stock options, warrants and stock settled stock appreciation rights (SSARs) related to approximately 9.1 million, 7.4 million and 5.0 million common shares for years ended December 31, 2010, 2009 and 2008 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position in continuing operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market and other high quality investments with an initial maturity of three months or less. Such investments are stated at cost, which approximates market value.

Investments

LP’s long-term investments are classified as available-for-sale and are reported at estimated fair value. LP may invest in securities including U.S. treasury notes, bank obligations, corporate obligations, auction rate securities and commercial paper. Under LP’s investment criteria at purchase, bank and corporate obligations carry a rating of at least A-1 and commercial paper must have the highest rating obtainable from one or more rating agencies. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ Equity until realized. Impairment losses are charged to income for other-than-temporary declines in fair value. Realized gains and losses (including impairments) are recorded in “Investment income” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 2 for further discussion.

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

Timber and Timberlands

Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products. These licenses have a life of twenty to twenty-five years and may be renewable every five years. These licenses are amortized on a straight-line basis over the life of the license. Cost of timber harvested also includes the amortization of the timber licenses.

Assets Held for Sale

Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of December 31, 2010 and 2009, LP included three OSB mills and various non-operating sites in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollar amounts in millions	December 31,
	2010	2009
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$13.4	$15.9
Buildings	24.5	35.7
Machinery and equipment	197.7	212.1

	235.6	263.7
Accumulated depreciation	(177.7)	(194.6)

Net property, plant and equipment	$57.9	$69.1

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

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. There was no interest capitalized during 2010 due to LP’s reduced capital programs and interest capitalized during 2009 and 2008 was $0.1 million and $3.6 million.

Asset Impairments

Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 17 for a discussion of charges in 2010, 2009 and 2008 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

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

Stock-Based Compensation

LP recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, restricted stock or restricted stock units and stock settled stock appreciation rights (SSAR), based upon the fair value of those awards at the date of grant over the requisite service period. LP uses the Black-Scholes-Merton (Black Scholes) option pricing model to determine the fair value of the stock option and SSAR awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 14.

Treasury Stock

LP records treasury stock purchased at cost. LP did not repurchase stock during 2010, 2009 or 2008.

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

U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2010, GreenFiber recognized $0.8 million in “Other comprehensive income” to adjust these contracts to fair market value and, accordingly, LP has recorded its share, $0.4 million, in LP’s “Other comprehensive income.” Additionally, LP has provided deferred taxes of $0.1 million associated with this swap.

Foreign Currency Translation

The functional currency for the Company’s Canadian subsidiaries is the U.S. dollar; however the books and records for these subsidiaries are maintained in the Canadian dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, goodwill, and certain other non-monetary assets and related depreciation and amortization on these assets and liabilities. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in “Other non-operating income (expense)” on the Consolidated Statements of Income. The functional currencies of LP’s Chilean, Brazil and Peru subsidiaries are the Chilean Peso, Brazil Real and Peru Nuevo Sol and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in “Accumulated comprehensive loss” in Stockholders’ equity.

Goodwill and Intangible Assets

Goodwill is not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited.

Based on economic factors in 2008, LP recorded an impairment charge of $273.5 million eliminating the Company’s goodwill with the exception of the goodwill associated with an equity method investee. Impairment of the investment (including goodwill) is evaluated when factors indicate impairment may exist.

Restricted Cash

In accordance with LP’s credit facilities, discussed at Note 12, LP has established restricted cash accounts. As of December 31, 2010, a portion of the restricted cash secures a letter of credit that supports outstanding borrowings under a credit facility associated with its Chilean operations as well as outstanding letters of credit under LP’s U.S. and Canadian credit facilities.

Revenue Recognition

Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2010, LP’s top ten customers accounted for approximately 49% of its sales, with its largest customer, Taiga Buildings Products, Ltd. accounting for 10.9% of our sales. During 2009, LP’s top ten customers accounted for approximately 51% of its sales, with its two largest customers, Home Depot, Inc. accounting for 10.9% and Taiga Buildings Products, Ltd. accounting for 10.1% of our sales. During 2008, LP’s top ten customers accounted for 44% of its sales and no customer accounted for more than 10% of its sales.

Pricing and Sales Incentives

LP records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives, at the date revenue is recognized. Some of these incentives are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales (measured in dollars or units) or sales increase. Under these incentive programs, at the time of sale, LP estimates the anticipated rebate to be paid based upon forecasted sales levels. These forecasts are updated on a regular basis. If the forecasted sales for a customer change significantly, the accrual for rebates is adjusted to reflect the revised estimate.

Asset Retirement Obligations

LP records the fair value of the legal obligations and the conditional obligations to retire and remove long-lived assets in the period which the obligation is incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with LP’s timber licenses in Canada and certain site restoration costs. When the related liability is initially recorded, LP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, LP recognizes a gain or loss for any difference between the settlement amount and the liability recorded. See Note 15 for further discussion.

Deferred Debt Costs

Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). LP amortized deferred debt costs of $3.1 million, $3.0 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008. Additionally, in connection with the retirement of a portion of the Senior Secured Notes due in 2017 in November 2009, LP recorded a charge of $3.8 million which is included in the loss on early debt extinguishment within the “Other non-operating income (expense)”. See Note 11 for further discussion.

Other Operating Credits and Charges, Net

LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2010, 2009 and 2008.

Retirement Benefits

LP is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Difference between actual and expected results or changes in the values of the obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods. Prior to January 1, 2010, the cost of retiree benefits was recognized over the employees’ service period. As of January 1, 2010, LP froze the U.S. defined benefit plan and accordingly changed the method of accounting for such amounts to be amortized over the period until retirement as opposed to the estimated service period. The change in this method lengthened the amortization period for U.S. plans. See Note 13 for further information.

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

Present and Prospective Accounting Pronouncements

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

In April 2009, the FASB issued guidance now codified under ASC Topic 825-10 “Financial Instruments—Overall” (ASC 825-10), to require disclosures about fair value of financial instruments in interim and annual reporting periods. ASC 825-10 was effective for interim reporting periods ending after June 15, 2009. LP adopted these disclosure requirements in 2009.

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

In June 2009, the FASB issued guidance now codified under ASC Topic 860, “Transfers and Servicing” (ASC 860) and ASC Topic 810 “Consolidation”. Under ASC 860, the concept of a qualifying special-purpose entity (QSPE) is no longer relevant for accounting purposes, and formerly qualifying special purpose entities need to be evaluated for consolidation. ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest. As of January 1, 2010, LP adopted ASC 860 and 810 and consolidated a former QSPE established in connection with the sale of southern timber and timberlands in 2003. The consolidation of the former QSPE results in adjustments to LP’s consolidated financial statements to increase LP’s assets by $368.1 million, to increase LP’s liabilities by $368.9 million and to reduce LP’s net equity by $0.8 million. Specifically, “Notes receivable from asset sales” increased by $410 million; “Advances to and investments in affiliates” declined by $44.5 million; “Restricted cash” increased $1.6 million; “Deferred debt cost” increased by $0.9 million; “Accounts payable and accrued liabilities” increased by $0.2 million; “Long-term debt” increased by $368.7 million and “Retained earnings” declined of $0.8 million. The retroactive application of ASC 860 and 810 resulted in the recognition of additional net (income) loss for the year ended December 31, 2009 and December 31, 2008 of $0.1 million and ($0.8) million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation associated with certain sales incentives or warranty accruals which previously were classified as sales deductions and now classified to either cost of good sold or selling and administrative expenses. Additionally, intersegment sales have been reclassified to be shown on a gross basis within the segment reporting. Such reclassifications were not considered material.

2.	INVESTMENTS

Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2010 and December 31, 2009:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Auction rate securities	$4.8	$10.6	$—	$15.4

Total marketable securities	$4.8	$10.6	$—	$15.4

December 31, 2009
Auction rate securities	$7.5	$18.8	$—	$26.3

Total marketable securities	$7.5	$18.8	$—	$26.3

As of December 31, 2010, LP had $15.4 million ($61.5 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities.

During 2010, LP sold $35.3 million (par value) of our ARS in an open market transaction for $21.8 million. LP recorded a gain on sale of securities of $19.0 million, which represents a recovery of losses previously recorded as an “Other-than-temporary impairment”.

During 2009, LP sold $55.0 million (par value) of our ARS to pursuant to a tender offer for $21.5 million plus accrued interest. LP recorded a gain on sale of securities of $18.7 million, which represented a recovery of losses previously recorded as an “Other-than-temporary impairment”.

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

The contractual maturities of debt securities classified as available for sale at December 31, 2010 were as follows:

Dollar amounts in millions	2010
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due in more than one year	4.8	15.4

Total marketable securities	$4.8	$15.4

Proceeds from sales and maturities of short-term investments for the years ended December 31, 2010 and December 31, 2009 totaled $21.8 million and $50.3 million. There were no purchases of short-term and long-term investments for the years ended December 31, 2010 and December 31, 2009. The gross realized gains and losses related to the sales of short-term investments, other than the sale of ARS described above, were not material for the year ended December 31, 2009. During 2010, LP did not own any short-term investments. Net unrealized gains and losses on derivative instruments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ equity.

3.	FAIR VALUE MEASUREMENTS

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

There are three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.

Assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 is summarized in the following tables.

Dollar amounts in millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$15.4	$—	$3.8	$11.6
Trading securities	2.6	2.6	—	—

Total	$18.0	$2.6	$3.8	$11.6

Dollar amounts in millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$26.3	$—	$—	$26.3
Trading securities	2.3	2.3	—	—

Total	$28.6	$2.3	$—	$26.3

Available for sale securities measured at fair value as of December 31, 2010 and December 31, 2009 are recorded in cash and cash equivalents, long-term investments and restricted cash on LP’s consolidated balance sheets. Included in available for sale securities are auction rate securities.

Due to the lack of observable market quotations on a portion of LP’s auction rate securities (ARS) portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2010 and December 31, 2009.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2008	$12.3

Sale of ARS	(21.5)
Total realized/unrealized gains (losses)
Included in other-than-temporary investment impairment	(2.0)
Included in investment income	18.7
Included in other comprehensive income	18.8

Balance at December 31, 2009	26.3

Sale of ARS	(21.8)
Total realized/unrealized gains (losses)
Reclass from Level 3 to Level 2 based upon market conditions	(3.8)
Included in investment income	19.0
Included in other comprehensive income	(8.1)

Balance at December 31, 2010	$11.6

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2009	$(2.0)

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2010	$—

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.

During the year ended December 31, 2010, LP recorded an impairment of $0.9 million to reduce the carrying value of assets held and used to their net realizable value. The valuation of these assets was determined using level two inputs under the market approach.

During the year ended December 31, 2010, LP recorded an Other-than-temporary impairment charge of $17.0 million to reduce the carrying value of an equity method investment to the estimated sales price. This sales price was based upon LP’s decision (based upon decisions by its joint venture partner) to sell this investment. The estimated sales price of this investment was below the then current book value and therefore impairment was required. While the sale of this investment is currently delayed, LP determined that the impairment recorded was still appropriate as of December 31, 2010. The valuation of these assets was determined using level two inputs under the market approach

4.	RECEIVABLES

Receivables consist of the following:

	December 31,
Dollar amounts in millions	2010	2009
Trade receivables	$56.2	$47.4
Interest receivables	1.1	1.9
Other receivables	10.8	11.8
Allowance for doubtful accounts	(1.3)	(1.2)

	$66.8	$59.9

Other receivables at December 31, 2010 and 2009 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

5.	INVENTORIES

Inventories consisted of the following (work-in-process is not material):

	December 31,
Dollar amounts in millions	2010	2009
Logs	$22.4	$15.3
Other raw materials	21.4	18.6
Finished products	100.3	98.4
Supplies	8.5	9.0
LIFO reserve	(0.7)	(0.9)

Total	$151.9	$140.4

During 2010 and 2009, liquidation of LIFO layers reduced cost of sales by $0.2 million and $0.9 million.

6.	NOTES RECEIVABLE FROM ASSET SALES

Notes receivable from asset sales are related to transactions that occurred during 1997, 1998 and 2003. The 1997 and 1998 notes receivable provide collateral for LP’s limited recourse notes payable and the 2003 notes receivable provide collateral for LP’s non-recourse notes payable (see Note 12). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2010	December 31,
		2010	2009
Notes receivable (unsecured), maturing 2012, interest rates fixed	5.6%	$9.9	$9.9
Notes receivable (secured), maturing 2013-2018, interest rates fixed	7.1 – 7.3%	113.6	228.7
Notes receivable (secured), maturing 2018, interest rate variable		410.0	410.0

Total		533.5	648.6
Current portion		—	115.1

Long-term portion		$533.5	$533.5

The weighted average interest rate for all notes receivable from asset sales at December 31, 2010 and 2009 was approximately 2.1% and 3.0%. The notes mature as follows:

Dollar amounts in millions Year ended December 31,
2011	$—
2012	9.9
2013	91.4
2014	—
2015	—
2016 and after	432.2

Total	$533.5

LP estimates that the fair value of these notes at December 31, 2010 and 2009 was approximately $548.7 million and $654.5 million.

7.	OTHER INTANGIBLE ASSETS

Intangible assets (other than goodwill) are reflected in the Consolidated Balance Sheets as follows:

	December 31,
Dollar amounts in millions	2010	2009
Goodwill associated with equity investment in U.S. GreenFiber (recorded in “Investments in and advances to affiliates”)	$—	$16.4

Customer relationships, net of amortization	2.2	3.0

Total intangible assets	$2.2	$19.4

Customer relationships are amortized on a straight line basis over the estimated period of economic benefit, generally five years. The initial value of the customer relationships were at $3.9 million. Amortization expense was $0.8 million for the year ended December 31, 2010 and $0.8 million for the year ended December 31, 2009.

During 2010, LP wrote off the $16.4 million of goodwill associated with its equity investment in U.S. Greenfiber. See Note 3 for further discussion.

8.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

LP has investments in affiliates that are accounted for under the equity method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

At December 31, 2010, LP’s significant equity method investees, its approximate ownership interest and principal business activity in each investee were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products.
Abitibi—LP	50%	Established to construct and operate jointly owned I-Joist facilities in Quebec, Canada.
Canfor—LP	50%	Established to construct and operate a jointly owned OSB facility in British Columbia, Canada.

These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements, however based upon the aggregation requirements under S-X, aggregated summarized financial information is required as follows:

	Year Ended December 31,
Dollars in millions	2010	2009	2008
Net sales	$241.9	$213.7	$248.2

Net loss	$(12.8)	$(21.8)	$(31.5)

	As of December 31,
Current assets	$57.3	$45.7
Long term assets	211.4	217.2

Total assets	$268.7	$262.9

Total liabilities	$45.1	$34.4
Equity	223.6	228.5

Total liabilities and equity	$268.7	$262.9

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2010, 2009 and 2008, LP sold $5.6 million, $5.5 million and $7.9 million of products to Abitibi-LP and purchased $39.6 million, $32.5 million and $45.8 million of I-joists from Abitibi-LP. LP also purchased $109.5 million, $51.0 million and $77.6 million of OSB from Canfor-LP for the years ended December 31, 2010, 2009 and 2008. Included in LP’s Consolidated Balance Sheets at December 31, 2010 and 2009 are $1.6 million in accounts receivable and $2.4 million and $1.0 million in accounts payable from these affiliates.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2010	2009
Accounts payable	$53.8	$47.7
Salaries and wages payable	29.3	31.0
Taxes other than income taxes	5.0	6.5
Workers’ compensation	2.7	2.0
Accrued interest	10.0	11.7
Other accrued liabilities	26.9	23.9
Income taxes payable	0.1	0.2

Total Accounts payable and accrued liabilities	$127.8	$123.0

Other accrued liabilities at December 31, 2010 and 2009 primarily consist of accrued rent, accrued rebates, timber liabilities, current portion of warranty reserves and other items.

10.	INCOME TAXES

The following presents the domestic and foreign components of income (loss) before tax.

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Domestic	$(46.3)	$(129.4)	$(447.2)
Foreign	(18.8)	(58.2)	(339.5)

Total	$(65.1)	$(187.6)	$(786.7)

Income before taxes is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Loss from continuing operations before taxes and equity in loss of unconsolidated affiliates	$(47.9)	$(169.5)	$(752.0)
Equity in loss of unconsolidated affiliates	(6.4)	(10.4)	(12.6)

Loss from continuing operations	(54.3)	(179.9)	(764.6)
Loss from discontinued operations	(10.4)	(8.6)	(22.3)

Net loss	(64.7)	(188.5)	(786.9)
Less: (Income) loss attributable to non-controlling interest	(0.4)	0.9	0.2

Net income (loss) attributable to LP shareholders	$(65.1)	$(187.6)	$(786.7)

Income tax benefit is reflected in the Consolidated Statements of Income as follows:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Continuing operations	$(22.1)	$(63.4)	$(201.5)
Discontinued operations	(4.0)	(3.3)	(8.6)

Total income tax benefit	$(26.1)	$(66.7)	$(210.1)

The following presents the components of LP’s total income tax provision (benefit):

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Current tax provision (benefit):
U.S. federal	$(1.1)	$(46.9)	$(62.0)
State and local	1.1	(1.6)	1.6
Foreign	(13.4)	0.5	(5.9)

Net current tax benefit	(13.4)	(48.0)	(66.3)

Deferred tax provision (benefit):
U.S. federal	(10.4)	5.6	(78.1)
State and local	(3.9)	(2.4)	(19.0)
Foreign	2.5	(29.4)	(32.4)
Net valuation allowance increase (decrease)	(0.9)	7.5	(14.3)

Net deferred tax benefit	(12.7)	(18.7)	(143.8)

Total income tax benefit	$(26.1)	$(66.7)	$(210.1)

LP received income tax refunds during 2010, 2009 and 2008 of $51.4 million, $91.1 million and $141.5 million and paid cash taxes of $5.7 million, $11.8 million and $17.0 million. Included in the Consolidated Balance Sheet at December 31, 2010 and 2009 are income tax receivables of $18.7 million and $52.7 million.

The income tax effects of LP’s share of the income or loss of U.S. GreenFiber and Canfor-LP OSB Limited Partnership in 2010, 2009 and 2008 are recorded in “Benefit for income taxes” on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in “Equity in loss of unconsolidated affiliates”.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2010	2009
Property, plant and equipment	$175.9	$164.9
Timber and timberlands	12.8	13.5
Inventories	(14.0)	(12.5)
Accrued liabilities	(67.4)	(72.5)
Benefit of capital loss and NOL carryovers	(118.1)	(124.9)
Benefit of federal & state tax credit carryovers	(30.2)	(29.7)
Installment sale gain deferral	166.7	208.5
Deferred financial income/loss	(6.9)	2.6
Market value write down of ARS	(21.9)	(34.5)
Other	18.4	19.0
Valuation allowance	20.2	21.1

Net deferred tax liabilities	$135.5	$155.5

Balance sheet classification
Current deferred tax asset	$(23.4)	$(1.4)
Long-term deferred tax asset	(5.9)	(7.4)
Long-term deferred tax liability	164.8	164.3

	$135.5	$155.5

The $118.1 million of benefit relating to capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2010 consists of $25.4 million for federal NOL carryovers which will expire in 2029, $31.0 million (net of federal taxes) for state NOL carryovers which will expire in various years through 2025, $52.3 million for Canadian NOL carryovers which will expire in 2029 and $9.4 million for Canadian capital loss carryovers which may be carried forward indefinitely. At December 31, 2010 LP has recorded valuation allowances of $10.5 million against the state NOL carryover benefit, $8.2 million against the Canadian capital loss benefit and $1.5 million against the state tax credit carryovers.

LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. Based upon review of earnings history and trends, tax planning strategies already implemented, reversal of deferred tax liabilities and the relevant expiration of carry forwards, LP believes that the valuation allowances provided are appropriate. If future years’ taxable income differs from the estimates used to establish these valuation allowances, LP may be required to record an adjustment resulting in an impact on current tax expense.

The current tax cost recognized upon the vesting of employee stock programs is a reduction in additional paid in capital of $ 0.4 million, $1.4 million and $0.3 million for 2010 and 2009 and 2008.

U.S. taxes have not been provided on approximately $20.4 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates:

	Year ended December 31,
	2010	2009	2008
U.S. Federal tax rate	(35%)	(35%)	(35%)
State and local income taxes	(6)	(2)	(2)
Effect of non-deductible goodwill impairments	9	—	12
Effect of foreign debt structure	—	(4)	(3)
Effect of foreign tax rates / foreign exchange	(11)	—	1
Valuation allowance	(1)	3	—
Other, net	4	3	—

Effective tax rate (%)	(40%)	(35%)	(27%)

LP’s policy is to record interest paid or received with respect to income taxes or uncertain tax positions as interest expense or interest income, respectively, in the Consolidated Statements of Income. Penalties related to unrecognized tax benefits or assessments are charged to income tax expense.

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. The U.S. Internal Revenue Service has completed its examination of the U.S. Federal income tax returns of LP for all years through 2006, and has notified LP that it will begin an audit of the tax years 2007 through 2009 in the first quarter of 2011. LP settled various state income tax audits during 2010 and is subject to various state and local income tax examinations for the tax years 2005 through 2009. Canadian federal income tax returns have been audited and effectively settled through 2004. Quebec provincial audits have been effectively settled through 2009. No Canadian federal or provincial audits are currently in progress.

In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31,
Dollar amounts in millions	2010	2009	2008
Beginning balance	$13.0	$14.4	$13.6
Increases:
Tax positions taken in prior years	0.7	1.3	0.8
Decreases:
Tax positions taken in current year	(0.7)	(1.6)	—
Settlements during the year	(1.7)	(1.1)	—

Ending balance	$11.3	$13.0	$14.4

Included in the above balances at December 31, 2010 and 2009 is $1.2 million and $2.2 million of tax benefits that, if recognized, would affect LP’s effective tax rate, and no penalties. LP accrued interest of $1.0 million and $1.8 million during 2010 and 2009 and in total LP has recognized a liability of $2.5 million and $1.7 million for accrued interest related to its uncertain tax positions as of December 31, 2010 and December 31, 2009. At this point, it is not possible to reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

11.	NON-OPERATING INCOME (EXPENSE)

Included in LP’s Consolidated Statements of Income is a non-operating expense of $40.3 million, $36.2 million and $108.4 million for the years ended December 31, 2009, 2008 and 2007. This expense is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Interest expense	$(60.8)	$(71.7)	$(64.2)
Amortization of debt charges	(3.1)	(3.0)	(0.6)
Capitalized interest	—	0.1	3.6

Interest expense, net of capitalized interest	(63.9)	(74.6)	(61.2)

Investment income	18.0	26.0	56.0
Realized gains from the sales of investments	19.0	18.7	—
SERP market adjustments	1.4	3.0	(4.2)

Investment income	38.4	47.7	51.8

Other than temporary impairment	(17.0)	(2.0)	(118.6)
Foreign currency gains (losses)	2.2	13.4	19.6
Early debt extinguishment	—	(20.7)	—

Other non-operating expense	2.2	(7.3)	19.6

Total non-operating income (expense)	$(40.3)	$(36.2)	$(108.4)

For the year ended December 31, 2010, LP recorded an impairment charge of $17.0 million associated with the anticipated sale of an equity investment in a joint venture to reduce the carrying value of this investment to it estimated fair value. See Note 3 for further discussion of this investment.

For the year ended December 31, 2009 and 2008, LP record impairment charges of $2.0 million and $118.6 million associated with auction rate securities. See Note 2 for further discussion of these securities.

For the year ended December 31, 2009, LP recognized $20.7 million in loss on early debt extinguishment associated with the repurchase of debt issued in early 2009. See note 12 for further discussion of this transaction.

12.	LONG-TERM DEBT

	Interest Rate 2010	December 31,
Dollar amounts in millions		2010	2009
Debentures:
Senior notes, matured 2010		$—	$60.0
Senior secured notes, maturing 2017, interest rates fixed	13%	183.5	178.2
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+5.5%	42.3	39.0
Limited recourse notes payable:
Senior notes, payable 2012, interest rates fixed	7.1%	7.9	7.9
Senior notes, payable 2010-2018, interest rates fixed	7.1 – 7.3%	112.0	225.4
Senior notes payable 2018, interest rates variable	0.3%	368.7	368.7
Other financing		0.3	0.8

Total		714.7	880.0
Less: current portion		(0.2)	(173.7)

Net long-term portion		$714.5	$706.3

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $126 million and $229 million at December 31, 2010 and 2009. LP estimated the senior secured notes maturing in 2017 to have a fair value of $263 million at December 31, 2010 and December 31, 2009 based upon market quotations.

In 1997, LP issued $47.9 million of senior notes in a private placement to institutional investors. The remaining $7.9 million of notes mature in 2012. They are secured by the remaining $9.9 million of notes receivable from Sierra Pacific Industries. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.

LP issued $348.6 million of senior debt in June 1998 in a private placement to institutional investors. The remaining $112.0 million of notes mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $113.7 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.

LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized, under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principle amount of the notes receivable.

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

LP has a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in September of 2012.

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. At December 31, 2010, LP had $69.8 million of unused borrowing base capacity under the credit facility. The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to LP’s utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At December 31, 2010, LP had no borrowings outstanding under the facility. Outstanding under this facility at December 31, 2010, were $24.7 million in letters of credit which were collateralized by $26.3 million of cash. Based upon LP’s available cash balances, LP does not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, LP expects its fixed charge coverage ratio, may at times, be below 1.1 to 1.0 throughout 2011, and, accordingly be subject to the limitation on its ability to fully utilize the adjusted borrowing base capacity as described above. As a result, LP’s ability to obtain and maintain non-cash collateralized letters of credit under this facility may become constrained to an amount that does not exceed the excess of its adjusted borrowing base over $15 million.

The credit facility contains customary covenants applicable to LP and its subsidiaries, other than certain unrestricted subsidiaries, including certain financial covenants as well as restrictions on, among other things, our ability to: incur debt; incur liens; declare or make distributions to our stockholders; make loans and investments; repay debt; enter into mergers, acquisitions and other business combinations; form or acquire subsidiaries; amend or modify our governing documents; enter into hedging arrangements; engage in other businesses other than our business as currently conducted; and enter into transactions with affiliates. The credit facility also contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding.

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

The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi annual principal payments beginning in June of 2012. The loan bears interest at UF plus 5.50% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. Additionally, LP is required to maintain a letter of credit for the benefit of the lender in an amount equal to $12.6 million, subject to reduction based upon attainment of certain financial tests. LP established such letter of credit in the amount of $12.6 million, which is cash collateralized by approximately $13.2 million of cash. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 5.5 for 2010, 3.2 for 2011 and 2.5 for the remainder of the loan period and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of LP’s obligations to repay the indebtedness outstanding. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon the underlying currency rates. As of December 31, 2010, the balance of this loan is $42.3 million, however no additional monies have been borrowed nor loan payments made on this loan.

The weighted average interest rate for all long-term debt at December 31, 2010 and 2009 was approximately 5.7 percent and 5.6 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions Year ended December 31,
2011	$0.2
2012	13.2
2013	95.3
2014	5.3
2015	5.3
2016 and after	595.4

Total	$714.7

Cash paid during 2010, 2009 and 2008 for interest (net of capitalized interest) was $57.0 million, $63.7 million and $66.7 million.

13.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

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

Benefit accruals under our most significant plans, which account for approximately 82% of the assets and 77% of the benefit obligations in the tables below, had been credited at the rate of 5% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010 to these plans. The remaining defined benefit pension plans (primarily in Canada) use a variety of benefit formulas.

LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2010 and 2009, the trust assets were valued at $16.5 million and $15.1 million and are included in “Other assets” on the Consolidated Balance Sheets. LP did not contribute to this trust in 2010 or 2009.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Service cost	$2.8	$7.5	$8.3
Interest cost	16.5	16.3	16.6
Expected return on plan assets	(18.2)	(17.9)	(20.5)
Amortization of prior service cost and net transition asset	0.3	0.4	1.2
Amortization of net actuarial loss	2.7	4.2	2.0

Net periodic pension cost	$4.1	$10.5	$7.6

Loss (gain) due to curtailment	$0.2	$0.3	$2.0

Discount rate	5.95%	6.14%	5.67%

Rate of compensation increase	0.6%	0.5%	4.0%

Expected return on plan assets	7.17%	7.28%	7.28%

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Net actuarial (gain) loss	$13.1	$5.8	$69.5
Amortization of net actuarial loss	(2.7)	(4.2)	(2.0)
Prior service cost	—	—	(2.0)
Amortization of prior service cost	(0.4)	(0.4)	(1.2)
Adjustment due to change in measurement date	—	—	(0.5)
Foreign exchange rate changes	0.2	0.9	(1.3)

Total recognized in OCI	$10.2	$2.1	$62.5

LP calculates the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. LP made the decision in the fourth quarter of 2008 to freeze future contribution credits as of January 1, 2010 to its qualified U.S. defined benefit pension plans. The decrease in net periodic pension cost from 2009 to 2010 was attributable to the decrease in service cost and a decrease in the amount of net actuarial loss amortized due to the lengthening of the amortization period based upon the frozen U.S. plans. LP recognized curtailment charges of $0.2 million, $0.3 million and $2.0 million in 2010, 2009 and 2008. In 2008, the curtailment charge was related to immediate recognition of the prior service cost due to the elimination of future contribution credits to the U.S. pension plans as of December 31, 2008.

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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2010	2009
Change in benefit obligation:
Beginning of year balance	$290.9	$261.5
Service cost	2.8	7.5
Interest cost	16.5	16.3
Actuarial (gain)/loss	21.4	21.4
Curtailments/settlements	0.2	(0.3)
Foreign exchange rate changes	2.6	5.6
Benefits paid	(18.2)	(21.1)

End of year balance	$316.2	$290.9

Change in assets (fair value):
Beginning of year balance	$232.7	$213.3
Actual return on plan assets	26.4	33.5
Employer contribution	11.8	1.4
Foreign exchange rate changes	2.5	5.6
Benefits paid	(18.2)	(21.1)

End of year balance	$255.2	$232.7

Funded status	($61.0)	($58.2)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	5.16%	5.86%
Rate of compensation increase	0.62%	0.44%

The amounts recognized in LP’s Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2010	2009
Noncurrent pension assets, included in “Other assets”	$0.8	$2.5
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(0.2)	(0.2)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(61.6)	(60.5)

Total	($61.0)	($58.2)

Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$115.1	$104.2
Prior service cost	1.0	1.4

Total	$116.1	$105.6

The total accumulated benefit obligation for all pension plans as of December 31, 2010 and 2009 was $312.2 million and $285.3 million.

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $299.7 million and $242.3 million at December 31, 2010 and $270.6 million and $215.3 million at December 31, 2009. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $303.6 million and $242.3 million at December 31, 2010 and $275.9 million and $215.3 million at December 31, 2009.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2011 is:

Dollar amounts in millions
Net actuarial loss	$2.6
Prior service cost	0.3

Total	$2.9

LP expects to contribute approximately $10 to $12 million to its pension plans in 2011.

The benefits expected to be paid from the benefit plans, which reflect expected future service, in millions of dollars are as follows:

Dollar amounts in millions
Year
2011	$17.5
2012	18.5
2013	28.5
2014	23.9
2015	19.9
2016 – 2020	111.1

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

Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

Dollar amounts in millions	Target Allocation 2010	Actual Allocation
		2010	2009
Asset category
Equity securities	49.9%	54.3%	53.7%
Debt securities	23.7	21.4	21.7
Real estate	8.2	5.4	5.3
Other, including cash and cash equivalents	18.2	18.9	19.3

Total	100.0%	100.0%	100.0%

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

The fair value of LP’s pension plan assets at December 31, 2010 and December 31, 2009, fair value asset categories and the level of inputs as defined in Note 3 are as follows:

Dollar amounts in millions Asset Category	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investments(a)	$138.5	$81.1	$57.4	$—
Fixed income investments(b)	54.6	25.8	28.8	—
Real estate(c)	13.9	—	—	13.9
Multi-strategy funds(d)	45.4	—	—	45.4
Cash & cash equivalents	2.8	—	2.8	—

Total	$255.2	$106.9	$89.0	$59.3

Dollar amounts in millions Asset Category	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investments(a)	$125.0	$84.9	$40.1	$—
Fixed income investments(b)	50.3	25.1	25.2	—
Real estate(c)	12.3	—	—	12.3
Multi-strategy funds(d)	42.5	—	—	42.5
Cash & cash equivalents	2.6	—	2.6	—

Total	$232.7	$110.0	$67.9	$54.8

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.
(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.
(c)	Real estate investments are primarily invested in U.S. commercial real estate.
(d)	The multi-strategy funds invest in various hedge funds of fund strategies.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds	Real Estate	Total
Balance at January 1, 2009	$36.4	$17.8	$54.2
Total unrealized gains (losses)	6.3	(6.1)	0.2
Net income	—	1.0	1.0
Transfers in (out)	—	(0.3)	(0.3)
Management fees	(0.2)	(0.1)	(0.3)

Balance at December 31, 2009	$42.5	$12.3	$54.8

Total unrealized gains (losses)	2.9	1.6	4.5
Net income	—	0.9	0.9
Transfers in (out)	—	(0.7)	(0.7)
Management fees	—	(0.2)	(0.2)

Balance at December 31, 2010	$45.4	$13.9	$59.3

Defined Contribution Plans

LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Effective January 2009, LP discontinued its company match feature for its U.S. plans. Effective January 1, 2010, LP reinstated a match of up to 2% of an employee’s eligible wages. Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 3.9 million shares of LP common stock that represented approximately 16.1% of the total market value of plan assets at December 31, 2010.

In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).

Expenses related to defined contribution plans and the multiemployer plan in 2010, 2009 and 2008 were $4.2 million, $2.2 million and $7.9 million.

Other Benefit Plans

LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2010 and 2009 was $8.5 million and $7.6 million. Net expense related to these plans was not significant in 2010 or 2009.

Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $2.1 million at December 31, 2010 and $1.9 million at December 31, 2009 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2010, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

Warrants

As part of the unit issuance described in Note 12 above, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the years ended December 31, 2010 and December 31, 2009, warrant exercises resulted in the issuances of 5,108,412 and 2,089,634 shares. At December 31, 2010, the remaining outstanding warrants were exercisable to purchase approximately 9,932,348 shares, at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. The warrant was valued based upon Black-Scholes option pricing model using expected stock price volatility of 53%; no expected dividends; risk-free interest rate of 2.6%; and an expected life of 8 years which resulted in a fair value per share of $0.72.

Common Stock Plans

At December 31, 2010, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $8.8 million for the year ended December 31, 2010; $7.3 million for the year ended December 31, 2009 and $9.7 million for the year ended December 31, 2008.

LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. During 2010, LP changed the service requirement for future awards for its current Chief Executive Officer which allows awards to vest regardless of service period. For these awards, LP is required to expense the entire amount of the award as of the date of grant. LP estimated the forfeiture rate for 2010, 2009 and 2008 based on its historical experience during the preceding three years.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2010, 5,917,225 shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2010	2009	2008
Expected stock price volatility	59%	50%	30%
Expected dividend yield	—%	—%	4.0%
Risk-free interest rate	2.4%	1.8%	3.0%
Expected life of options (in years)	5.1	5.0	5.0
Weighted average fair value of options and SSARs granted	$3.73	$1.00	$2.85

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

The following table summarizes stock options and SSARs outstanding as of December 31, 2010 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2008	2,993	$22.02
Options granted	2,630	$15.20
Options exercised	(1)	$7.30
Options cancelled	(185)	$19.78

Options outstanding at December 31, 2008	5,437	$18.79
Options granted	1,912	$2.21
Options exercised	—	—
Options cancelled	(738)	$18.82

Options outstanding at December 31, 2009	6,611	$13.99
Options granted	1,160	$7.05
Options exercised	(83)	$2.17
Options cancelled	(108)	$11.36

Options outstanding at December 31, 2010	7,580	$13.10	6.91	$16.3

Vested and expected to vest at December 31, 2010(1)	7,201	$13.10	6.91	$15.5

Options exercisable at December 31, 2010	4,477	$17.29	5.98	$4.5

(1)	Options or SSARS expected to vest based upon historical forfeiture rate

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2010. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.

As of December 31, 2010, there was $3.1 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.1 years. LP recognized $4.9 million, $5.2 million and $6.0 million in compensation expense associated with these awards for the years ended December 31, 2010, 2009 and 2008.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2010, 2009 and 2008 of $1.9 million, $0.6 million and $1.1 million. As of December 31, 2010, there was $2.0 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.3 years.

The following table summarizes incentive share awards outstanding as of December 31, 2010 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2008	104,408
Incentive shares awards granted	126,000
Incentive share awards vested	(28,780)
Incentive share awards cancelled	(7,641)

Incentive share awards outstanding at December 31, 2008	193,987
Incentive shares awards granted	459,072
Incentive share awards vested	(56,477)
Incentive share awards cancelled	(26,013)

Incentive share awards outstanding at December 31, 2009	570,569
Incentive shares awards granted	400,907
Incentive share awards vested	(4,236)
Incentive share awards cancelled	(11,304)

Incentive share awards outstanding at December 31, 2010	955,936	1.39	$8.4

Vested and expected to vest at December 31, 2010(1)	908,139	1.39	$8.0

Incentive share awards exercisable at December 31, 2010	—	—

(1)	Incentive shares expected to vest based upon historical forfeitures rate

Restricted Stock

LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2010, there was $1.9 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.1 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2010 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2008	203,480	$25.84
Restricted stock awards granted	192,880	15.27
Restrictions lapsing	(56,500)	27.04
Restricted stock awards cancelled	(3,410)	22.99

Restricted stock awards at December 31, 2008	336,450	19.61
Restricted stock awards granted	457,314	2.40
Restrictions lapsing	(103,073)	18.62
Restricted stock awards cancelled	(25,170)	17.34

Restricted stock awards at December 31, 2009	665,521	8.02
Restricted stock awards granted	210,536	7.00
Restrictions lapsing	(77,320)	22.99
Restricted stock awards cancelled	(15,448)	5.93

Restricted stock awards at December 31, 2010	783,289	$6.31

LP recorded compensation expense related to these awards in 2010, 2009 and 2008 of $1.7 million, $1.5 million, and $2.2 million

LP annually grants to each director restricted stock or restricted stock units. As of December 31, 2010, LP has 97,404 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2010 related to these grants was $0.3 million.

15.	ASSET RETIREMENT OBLIGATIONS

The activity in LP’s asset retirement obligation liability for 2010 and 2009 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Dollar amounts in millions	Year ended December 31,
	2010	2009
Beginning balance	$6.7	$6.0
Accretion expense	0.3	0.6
Accrued to expense during the year	0.2	0.3
Payments made	(0.4)	(0.4)
Translation	0.2	0.2

Ending balance	$7.0	$6.7

16.	OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2010	2009	2008
Additions to litigation reserves	$(2.2)	$—	$(48.4)
Gain on settlement of insurance litigation	—	8.4	0.7
(Additions) reductions to product related contingency reserves	2.5	(3.3)	(32.6)
Additions to environmental related contingency reserves	—	(7.6)	—
Gain on insurance recoveries	—	2.0	5.7
Loss on facility explosion	—	—	(4.8)
Charges associated with corporate “right sizing”	—	(1.5)	(10.9)
Other	(0.4)	0.4	—

	$(0.1)	$(1.6)	$(90.3)

2010

During 2010, LP recorded $0.1 million in “Other operating credits and charges, net”. The components of the net charges include:

•	a loss of $1.0 million associated with an assessment in connection with one of its indefinitely curtailed OSB mills;

•	a loss of $2.2 million associated with LP’s settlement of an anti-trust litigation matter;

•	a gain of $2.5 million related to a reduction in product related contingency reserves associated with the National hardboard class action settlement (see Note 20 for further discussion); and

•	a gain of $0.5 million associated with the reduction of certain liabilities associated with the acquisition of Forex.

2009

During 2009, LP recorded $1.6 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a net gain of $8.4 million associated with reimbursements of legal expenses related to an environmental litigation matter;

•	a gain of $2.0 gain on an insurance recovery associated with a facility explosion that occurred in the second quarter of 2008;

•	a loss of $7.6 million associated with increases in environmental reserves related to previously operated facilities;

•	a loss of $3.3 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 20 for further discussion);

•	a gain of $0.4 million associated with a contractor default on a construction project; and

•	a loss of $1.5 million related to severance charges associated to LP’s “right sizing” initiative as well as a loss on sublease associated with leasing excess office space due to the “right sizing”.

2008

During 2008, LP recorded $90.3 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a loss of $48.4 million associated with LP’s settlement of an anti-trust litigation matter;

•	a gain of $0.7 million in connection with a favorable judgment on a lawsuit associated with LP’s insurance on hardboard siding;

•	a net loss of $32.6 million from increases in product related contingency reserves associated with the National hardboard class action settlement (see Note 20 for further discussion);

•	a gain of $5.7 million related to insurance settlement associated with a product related suit;

•	a loss of $4.8 million associated with a facility explosion and related costs; and

•	a loss of $10.9 million related to severance charges associated to LP’s “right sizing” initiative as well as severance related to indefinite facility curtailments due to market conditions.

Severance

Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

Dollar amounts in millions	Year ended December 31,
	2010	2009	2008
Beginning balance	$2.1	$8.8	$1.6
Charged to expense, continuing operations	0.5	2.6	13.9
Payments	(2.0)	(9.3)	(6.7)

Ending balance	$0.6	$2.1	$8.8

The balance of the accrued severance is included in “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets. The balance as of December 31, 2010 is payable under contract through 2011. Severance expense is across all businesses.

17.	GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET

The major components of “Gain (loss) on sale of and impairment of long-lived assets, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2010	2009	2008
Impairment charges on long-lived assets	$(2.4)	$—	$(14.0)
Gain (loss) on sale of other long-lived assets	—	2.5	5.0

	$(2.4)	$2.5	$(9.0)

2010

During 2010, LP recorded a loss on sale of and impairment of long-lived assets of $2.4 million. This net loss includes the following items:

•	a loss of $0.9 million associated with the valuation of certain road systems in Canada; and

•	a loss of $1.5 million associated with assets held and used or held for sale.

2009

During 2009, LP recorded a net gain on sale of and impairment of long-lived assets of $2.5 million. This net gain includes the following items:

•	a gain of $1.0 million associated with the sale of certain corporate assets as part of LP’s “right sizing” initiative; and

•	a gain of $1.5 million associated with the sale of various timberlands

2008

During 2008, LP recorded a net loss on sale of and impairment of long-lived assets of $9.0 million. This net loss includes the following items:

•

an impairment charge of $14.0 million associated with a non-operating manufacturing complex in Quebec, Canada to reduce the carrying value of this equipment to its estimated sales price, net of related selling expenses; and

•	a gain of $5.0 million associated with the sale of certain corporate assets as part of LP’s “right sizing”.

18.	CONTINGENCIES

LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2010	2009
Environmental reserves	$14.3	$14.7
Hardboard siding reserves	17.8	24.2
Other	0.8	1.9

Total contingencies	32.9	40.8
Current portion	(7.0)	(10.0)

Long-term portion	$25.9	$30.8

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

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Beginning balance	$14.7	$6.5	$9.4
Adjusted to expense (income) during the year	0.3	8.7	(0.2)
Payments made	(0.7)	(0.5)	(2.7)

Ending balance	$14.3	$14.7	$6.5

During 2010, 2009 and 2008, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

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

During 2008 and 2009, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. During 2010, LP decreased its reserves in connection with this settlement due to reductions in claims activity. LP believes that the reserve balance at December 31, 2010 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table. Included in this table for 2010 and 2009 are reimbursements received by LP from an insurance company for a portion of the claims payments and administrative costs covered under a court judgment related to production and sales of the specific products for specific years.

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Beginning balance	$24.2	$31.2	$12.8
Accrued (reversed) to expense	(2.5)	3.3	32.6
Claims reimbursement	1.0	4.0	—
Payments made for claims	(3.6)	(10.6)	(11.2)
Payments made for administrative costs	(1.3)	(3.7)	(3.0)

Ending balance	$17.8	$24.2	$31.2

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

As part of the class action process, individual purchasers are able to opt-out of the class action claims and pursue their own suit. On December 1, 2008, LP was named as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs, who opted out of a class action settlement of substantially identical claims that was implemented in 2008, seek treble damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, together with costs and attorneys’ fees. LP believes that the claims asserted were without merit. However, LP decided that in order to limit the risks and costs associated with a prolonged trial schedule, it would settle this lawsuit. LP accrued and paid the settlements in 2010.

Other Proceedings

LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

19.	REDEEMABLE NON-CONTROLLING INTEREST

In May 2008, LP completed the initial phase of its purchase of a 75% ownership interest in Masisa OSB Industria e Comercio S.A., which operates OSB assets located in Ponta Grossa, Brazil. The purchase was made through LP Brasil Participacoes Ltda., a former limited liability company and indirect subsidiary of LP. The non controlling ownership is subject to a put and call option that becomes exercisable in 2011, is being accounted for as a redeemable non controlling interest and is accreted over the life of the put and call to the estimated price which is the greater of $18.5 million plus interest plus the greater of $2.0 million or 25% of related working capital or a multiple of earnings before interest and taxes (subject to certain adjustments). The purchase price in 2008 was approximately $56.5 million (including expenses). LP took over operations in November 2008.

20.	COMMITMENTS AND CONTINGENT LIABILITIES

LP is obligated to purchase timber under certain cutting contracts that extend to 2011. LP’s best estimate of its commitment at current contract rates under these contracts at December 31, 2010 is approximately $1.0 million for approximately 10.6 million board feet of timber.

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

At December 31, 2010, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2011	$6.8
2012	3.6
2013	3.3
2014	3.3
2015	3.4
2016 and after	0.8

Total	$21.2

As of December 31, 2010, LP has entered into several non-cancelable subleases for a portion of its former corporate headquarters in Portland, Oregon as well as its current Nashville, Tennessee corporate headquarters. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $2.9 million (in total for all years) due in the future. Rental expense for operating leases amounted to $9.6 million, $9.5 million and $11.3 million in 2010, 2009 and 2008.

21.	GUARANTEES AND INDEMNIFICATIONS

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

•

In connection with the sale of LP’s two inter-related interior hardboard facilities to Decorative Panels International Inc. in 2004, LP provided a 10-year indemnity for unknown environmental claims, capped at $4 million with a $0.3 million deductible. This indemnity will expire in May 2014.

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

Additionally, LP offers warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
Beginning balance	$32.9	$33.7	$26.2
Accrued to expense during the year	11.2	9.5	18.7
Payments made	(14.6)	(10.3)	(11.2)

Total warranty reserves	29.5	32.9	33.7
Current portion	(10.0)	(7.0)	(7.0)

Long term portion	$19.5	$25.9	$26.7

The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.

During 2010, LP increased the warranty reserves related to discontinued composite decking products by $5.2 million following an increase of $2.3 million in 2009. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, LP established a voluntary recall of the affected decking. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for these products. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 19—Contingencies—Other Proceedings) and believe as of December 31, 2010 that the reserves associated with these matters are adequate.

Additionally in 2009 and 2010, LP increased the warranty reserve related to its discontinued vinyl siding products based upon an increase in warranty claims. The additional reserves reflect revised estimates of future claims.

LP believes that the warranty reserve balance at December 31, 2010 is adequate to cover future warranty payments. However, it is possible that additional charges may be required.

22.	DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Included in the operating losses of discontinued operations for the year ended December 31, 2010 is an increase in warranty reserves of $7.1 million associated with products previously discontinued based upon significant increases in recent warranty claim activity.

Included in the operating losses of discontinued operations for the year ended December 31, 2009 is an increase in warranty reserves of $4.9 million associated with products previously discontinued based upon significant increases in recent warranty claim activity.

Included in the operating losses of discontinued operations for the year ended December 31, 2008 is an increase in our decking warranty reserves of $17.2 million based upon significant increases in recent warranty claim activity.

23.	ACCUMULATED COMPREHENSIVE LOSS

Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension and post retirement adjustments. The table below breaks down these balances, net of tax:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Other	Total
Balance at December 31, 2007	$(17.6)	$(25.7)	$0.5	$(21.7)	$(64.5)
Activity	(13.3)	(37.6)	(1.8)	19.1	(33.6)

Balance at December 31, 2008	(30.9)	(63.3)	(1.3)	(2.6)	(98.1)
Activity	22.8	(2.3)	1.2	11.8	33.5

Balance at December 31, 2009	(8.1)	(65.6)	(0.1)	9.2	(64.6)
Activity	7.7	(7.6)	(0.2)	(4.9)	(5.0)

Balance at December 31, 2010	$(0.4)	$(73.2)	$(0.3)	$4.3	$(69.6)

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included income tax benefit of $3.0 million, $0.9 million and $24.5 million in 2010, 2009 and 2008. The unrealized gain (loss) on derivatives included income tax benefit of $1.1 million in 2008. Included in Other in 2010 and 2009 was the reversal of the unrealized loss on auction rate securities recorded in 2007.

24.	IMMATERIAL RESTATEMENT

During 2010, LP identified an error in the calculation of the Equity in income (losses) of affiliates relating to the foreign currency translation of income and losses of LP’s foreign joint ventures. This error was related to foreign currency rates applied to depreciation expense which is included as a component of “Equity in income and losses of unconsolidated affiliates”. As “Equity in income (losses) of unconsolidated affiliates” is a non-cash item, this error did not impact net cash provided by (used in) operations in any period. This error resulted in the understatement of “Equity in (income) losses in unconsolidated affiliates” in the amount of $0.6 million and $1.4 million for the years ended December 31, 2009 and December 31, 2008 and $2.8 million in previous years with an accumulated understatement of the “Investment in and advances to affiliates” in the amounts of $4.8 million and $4.2 million as of December 31, 2009 and December 31, 2008. Since this adjustment is related to the foreign currency process, there is no impact on LP’s tax provision or related tax accounts.

LP believes the correction of the error is not material to its previously issued historical financial statements. However, LP made the decision to correct the error though an immaterial restatement of the previously issued financial statements. The effects of this restatement on the audited Consolidated Balance sheet as previously presented in LP’s Form 10-K as of December 31, 2009 is as follows:

	2009
Dollar amounts in millions	As Reported	Adjustment	As Adjusted
Investments in and advances to affiliates	$133.7	$4.8	$138.5

Total assets	$2,615.5	$4.8	$2,620.3

Retained earnings	$897.3	$4.8	$902.1

Total stockholders’ equity	$1,248.7	$4.8	$1,253.5

Total liabilities and stockholders’ equity	$2,615.5	$4.8	$2,620.3

25.	SEGMENT INFORMATION

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

The OSB segment includes OSB products produced in North America. The siding segment includes Smart Side® siding products; Canexel siding products; and other related products. The engineered wood products segment includes laminated veneer lumber and laminated strand lumber; I-joists; plywood; and other related products.

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2010	2009	2008
SALES BY BUSINESS SEGMENT
OSB	$602.7	$408.8	$623.2
Siding	427.8	379.4	428.6
Engineered Wood Products	192.0	157.7	234.5
Other products	167.6	117.0	96.4
Intersegment Sales	(6.5)	(1.9)	(3.5)

Total sales	$1,383.6	$1,061.0	$1,379.2

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$25.8	$(65.1)	$(154.0)
Siding	51.3	29.3	2.8
Engineered Wood Products	(21.3)	(33.1)	(40.0)
Other products	6.1	0.8	(6.9)
Other operating credits and charges, net and impairment of goodwill	(0.1)	(1.6)	(363.8)
Gain (loss) on sales of and impairments of long-lived assets	(2.4)	2.5	(9.0)
General corporate and other expense, net	(73.4)	(76.5)	(85.3)
Foreign currency exchange gains (losses)	2.2	13.4	19.6
Investment income	19.4	29.0	51.8
Gain on early debt extinguishment	—	(20.7)	—
Realized gain on long term investment	19.0	18.7	—
Interest expense, net of capitalized interest	(63.9)	(74.6)	(61.2)
Other-than-temporary impairment of investments	(17.0)	(2.0)	(118.6)

Income (loss) from continuing operations before taxes	(54.3)	(179.9)	(764.6)
Provision (benefit) for income taxes	(22.1)	(63.4)	(201.5)

Income (loss) from continuing operations	$(32.2)	$(116.5)	$(563.1)

	Year ended December 31,
	2010	2009	2008
DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED
OSB	$37.4	$35.2	$49.6
Siding	18.1	18.5	20.5
Engineered Wood Products	13.1	12.2	15.8
Other products	11.1	10.7	9.0
Non-segment related	2.3	3.4	5.5

Total depreciation, amortization and cost of timber harvested	$82.0	$80.0	$100.4

CAPITAL EXPENDITURES
OSB	$7.1	$2.5	$34.5
Siding	5.6	4.5	9.5
Engineered Wood Products	0.4	0.2	42.6
Other products	1.1	2.3	9.5
Non-segment related	0.3	0.1	3.3

Total capital expenditures	$14.5	$9.6	$99.4

Information concerning identifiable assets by segment is as follows:

In millions	December 31,
	2010	2009
IDENTIFIABLE ASSETS
OSB	$617.2	$560.6
Siding	177.2	195.9
Engineered Wood Products	223.7	240.0
Other products	257.5	190.2
Non-segment related	1,135.0	1,433.6

Total assets	$2,410.6	$2,620.3

Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.

Export sales are primarily to customers in Asia, Australia, South America and Europe. Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollars in millions	2010	2009	2008
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
U.S.	$1,015	$813	$1,034
Canada and other	439	352	501
Intersegment sales to U.S.	(70)	(104)	(156)

Total Sales	$1,384	$1,061	$1,379

Export sales (included in above)	$8	$43	$75

Operating profit (loss)
U.S.	$55	$(6)	$(106)
Canada and other	7	(62)	(94)
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(3)	1	(373)
General corporate expense, other-than-temporary investment impairment, loss on early debt extinguishment, realized gain on long term investments, translation gains (losses) and interest, net	(113)	(113)	(192)

	(54)	(180)	(765)
Provision (benefit) for income taxes	(22)	(63)	(202)

Income (loss) from continuing operations	$(32)	$(117)	$(563)

Identifiable tangible long-lived assets
U.S.	$683	$729	$779
Canada and other	383	356	356

Total assets	$1,066	$1,085	$1,135

The amounts included in the tables above for Canada and others are primarily related to Canada or South American operations.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2010	2009	2010	2009	2010	2009	2010	2009
QUARTERLY DATA
Net sales	$297.0	$205.2	$447.5	$267.7	$322.8	$310.7	$316.3	$277.4
Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates	(32.1)	(47.0)	35.4	(39.9)	(43.6)	(20.4)	(7.6)	(62.2)
Income (loss) from continuing operations	(22.5)	(30.3)	23.6	(27.2)	(30.9)	(12.5)	(2.4)	(46.5)
Net income (loss)	$(22.7)	$(30.7)	$22.4	$(29.5)	$(31.7)	$(12.7)	$(6.6)	$(48.9)
Income (loss) from continuing operations per share—basic	$(0.18)	$(0.29)	$0.18	$(0.26)	$(0.23)	$(0.12)	$(0.02)	$(0.37)
Income (loss) from continuing operations per share—diluted	$(0.18)	$(0.29)	$0.17	$(0.26)	$(0.23)	$(0.12)	$(0.02)	$(0.37)
Net income (loss) per share—basic	$(0.18)	$(0.30)	$0.17	$(0.28)	$(0.24)	$(0.12)	$(0.05)	$(0.39)
Net income (loss) per share—diluted	$(0.18)	$(0.30)	$0.16	$(0.28)	$(0.24)	$(0.12)	$(0.05)	$(0.39)
Cash dividends per share	—	—	—	—	—	—	—	—
SALES BY SEGMENT:
OSB	$117.6	$72.4	$217.8	$98.7	$140.1	$123.3	$127.2	$114.4
Siding	89.8	74.7	130.6	103.6	104.6	112.8	102.8	88.3
Engineered wood products	48.8	30.0	55.9	35.8	38.0	47.8	49.3	44.1
Other products	41.3	28.5	47.6	30.1	41.2	27.4	37.5	31.0
Intersegment sales	(0.5)	(0.4)	(4.4)	(0.5)	(1.1)	(0.6)	(0.5)	(0.4)

Total net sales	$297.0	$205.2	$447.5	$267.7	$322.8	$310.7	$316.3	$277.4

PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(4.5)	$(24.2)	$47.9	$(18.4)	$(5.0)	$(5.8)	$(12.6)	$(16.7)
Siding	8.5	2.1	21.8	6.5	9.3	16.1	11.7	4.6
Engineered wood products	(6.6)	(9.2)	(4.4)	(8.6)	(4.9)	(6.2)	(5.4)	(9.1)
Other products	0.2	1.6	3.7	0.6	0.7	0.2	1.5	(1.6)
Other operating credits and charges, net	0.1	3.8	(0.6)	1.9	(2.3)	1.6	2.7	(8.9)
Gain (loss) on sale of and impairment of long-lived assets	(1.3)	(0.1)	0.1	1.0	(0.8)	1.2	(0.4)	0.4
General corporate and other expenses, net	(19.8)	(19.1)	(18.7)	(18.5)	(16.5)	(17.8)	(18.4)	(21.1)
Non-operating income (expense)	1.5	3.2	(0.1)	6.7	(0.4)	0.8	1.2	(18.0)
Other-than-temporary investment impairment	—	(0.9)	—	(0.8)	(17.0)	(0.1)	—	(0.2)
Realized gain on sale of long term investments	—	—	—	—	—	—	19.0	18.7
Investment income	5.9	6.1	4.3	8.3	4.9	8.0	4.3	6.6
Interest expense, net of capitalized interest	(16.8)	(12.9)	(17.7)	(21.9)	(15.3)	(21.0)	(14.1)	(18.8)

Loss from operations before taxes	(32.8)	(49.6)	36.3	(43.2)	(47.3)	(23.0)	(10.5)	(64.1)
Provision (benefit) for income taxes	(10.3)	(19.3)	12.7	(16.0)	(16.4)	(10.5)	(8.1)	(17.6)

Loss from continuing operations	$(22.5)	$(30.3)	$23.6	$(27.2)	$(30.9)	$(12.5)	$(2.4)	$(46.5)

Included in “Other operating credits and charges, net” and “(Gain) loss on sale or impairment of long-lived assets” for continuing operations are the following:

In the second quarter of 2010, LP recorded a loss of $0.6 million associated with an assessment in connection with one of its indefinitely curtained OSB mill.

In the third quarter of 2010, LP recorded a loss of $2.2 million associated with LP’s settlement of a product related anti-trust litigation matter.

In the fourth quarter of 2010, LP recorded a gain of $2.5 million associated with the reversal of reverses associated with product related contingency reserves in connection with LP’s settlement of a hardboard class action suit; a gain of $0.5 million associated with the resolution of liability related to the acquisition of Forex; and a loss of $0.4 million associated with an assessment in connection with one of its indefinitely curtained OSB mill

In the first quarter of 2009, LP recorded a net gain of $4.3 million associated with reimbursements of legal expenses related to an environmental litigation matter and a loss $0.5 million for severance obligations associated with LP’s “right sizing” initiatives.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements and has issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.

The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2010 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of accounting guidance codified under Financial Accounting Standards Codification Topic (“ASC”) 860, “Transfers and Servicing” and ASC 810, “Consolidation” on January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 28, 2011

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement filed by LP for its 2011 annual meeting of stockholders (the “2011 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2011 Proxy Statement.

Information regarding each of LP’s executive officers as of February 28, 2011, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	59	Chief Executive Officer
Curtis M. Stevens	58	Executive Vice President, Administration and Chief Financial Officer
Richard S. Olszewski	54	Executive Vice President, Specialty Products and Sales
Jeffrey N. Wagner	56	Executive Vice President, OSB

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

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2011 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2011 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.

Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2011 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2011 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

A. Financial Statements and Financial Statement Schedules

The following financial statements of LP are included in this report:

Consolidated Balance Sheets—December 31, 2010, and 2009.

Consolidated Statements of Income—years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows—years ended December 31, 2010, 2009, 2008.

Consolidated Statements of Stockholders’ Equity—years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Comprehensive Income—years ended December 31, 2010, 2009 and 2008.

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

Date: February 28, 2011	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 28, 2011	/s/ RICHARD W. FROST
Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)

February 28, 2011	/s/ CURTIS M. STEVENS
Curtis M. Stevens Executive Vice President, Administration, and Chief Financial Officer (Principal Financial Officer)

February 28, 2011	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

February 28, 2011	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 28, 2011	/s/ COLIN D.WATSON
Colin D.Watson Director

February 28, 2011	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director

February 28, 2011	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 28, 2011	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

Date	Signature and Title

February 28, 2011	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

February 28, 2011	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

February 28, 2011	/s/ JOHN W. WEAVER
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

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.1 (a)	Amended Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock. Incorporated herein by reference to Exhibit 3.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

3.2	Bylaws of LP, as amended and restated effective November 5, 2010. Incorporated herein by reference to Exhibit 3.2 to LP’s Current Report on Form 8-K dated November 4, 2010.

4.1	Rights Agreement, dated as of May 23, 2008, between LP and Computershare Trust Company, N.A., as Rights Agent, including the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B. Incorporated herein by reference to Exhibit 4.1 to LP’s Registration Statement on Form 8-A filed June 17, 2008.

4.2(a)	Indenture, dated as of April 2, 1999, between LP and First National Bank of Chicago, N.A., as trustee (predecessor to Bank One Trust Company, N.A.). Incorporated herein by reference to Exhibit 4.2(a) to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2(b)	Second Supplemental Indenture, dated August 18, 2000, between LP and Bank One Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.2(c)

Fifth Supplemental Indenture, dated as of March 10, 2009, between Louisiana-Pacific Corporation and The Bank of New York Mellon Trust Company, N.A. Incorporated herein by reference to

Exhibit 4.1 to LP’s Current Report on Form 8-K dated March 10, 2009.

4.3

Indenture, dated as of March 10, 2009, between Louisiana-Pacific Corporation, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., and

LPS Corporation and The Bank of New York Mellon Trust Company, N.A. Incorporated herein by reference to Exhibit 4.2 to LP’s Current Report on Form 8-K dated March 10, 2009.

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

Exhibit 4.4 to LP’s Current Report on Form 8-K dated March 10, 2009.

4.6	2017 Notes Registration Rights Agreement, dated as of March 10, 2009, by and among Louisiana-Pacific Corporation and Banc of America Securities LLC, Goldman, Sachs & Co. and RBC Capital Markets Corporation. Incorporated herein by reference to Exhibit 4.6 to LP’s Current Report on Form 8-K dated March 10, 2009.

4.7	Warrant Registration Rights Agreement, dated as of March 10, 2009, by and among Louisiana-Pacific Corporation and Banc of America Securities LLC, Goldman, Sachs & Co. and RBC Capital Markets Corporation. Incorporated herein by reference to Exhibit 4.7 to LP’s Current Report on Form 8-K dated March 10, 2009.

10.1(a)	Loan and Security Agreement, dated March 10, 2009, among Louisiana-Pacific Corporation, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC. Incorporated herein by reference to 10.1(a) to LP’s Form 10-K for the year ended December 31, 2009.

10.1(b)	First Amendment to Loan and Security Agreement, dated June 8, 2009, among Louisiana-Pacific Corporation, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated herein by reference to 10.1(b) to LP’s Form 10-K for the year ended December 31, 2009.

10.1(c)	Second Amendment of the Loan and Security Agreement, dated January 27, 2010, among the Company, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated herein by reference to 10.1(c) to LP’s Form 10-K for the year ended December 31, 2009.

10.1(d)	Third Amendment to Loan and Security Agreement, dated November 5, 2010, among the Company, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A.. Incorporated by reference to 10.1 to LP’s Current Report on Form 8-K dated November 4, 2010.

10.2	Canadian Security Agreement, dated March 10, 2009, among Louisiana-Pacific Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated herein by reference to Exhibit 10.2 to LP’s Current Report on Form 8-K dated March 10, 2009.

10.3	Intercreditor Agreement, dated March 10, 2009, among Louisiana-Pacific Corporation, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc. LPS Corporation and Bank of America, N.A. and The Bank of New York Mellon Trust Company, N.A Incorporated herein by reference to Exhibit 10.3 to LP’s Current Report on Form 8-K dated March 10, 2009.

10.4	Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC and the Purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.5	Undertaking Letter between Phemus Corporation and LP, dated July 2, 2003. Incorporated herein by reference to Exhibit 10.22 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.6(a)	Settlement Agreement, dated May 3, 2000, among ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation, attorneys representing plaintiffs in hard board siding class action litigation and the other parties named therein. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2000.

10.7	1992 Non-Employee Director Stock Option Plan (as amended and restated as of May 8, 2009). Incorporated herein by reference to Exhibit 10.10 to LP’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009. *

10.8	2000 Non-Employee Director Restricted Stock Plan Effective May 1, 2000 (as amended and restated as of May 8, 2009). Incorporated herein by reference to Exhibit 10.15 to LP’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009. *

10.9	1997 Incentive Stock Award Plan, as amended and restated effective May 7, 2009. Incorporated herein by reference to Appendix A B to LP’s Proxy Statement dated March 23, 2009. *

10.9(a)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated February 4, 2005. *

10.9(b)	General Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.3 to LP Current Report on Form 8-K dated February 4, 2005. *

10.9(c)	Form of Award Agreement for Richard W. Frost under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.11(e) to LP’s Current Report on Form 8-K dated February 4, 2010.*

10.9 (d)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock. Incorporated herein by reference to Exhibit 10.11(c) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.9(e)	Form of Award Agreement under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.11(d) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.9(f)	Form of Award Agreement for Richard W. Frost under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.11(f) to LP’s Current Report on Form 8-K dated February 4, 2010.*

10.10	Annual Cash Incentive Award Plan, as amended and restated as of February 12, 2009. Incorporated herein by reference to Appendix B to LP’s Proxy Statement dated March 23, 2009. *

10.11	Letter Agreement, dated July 16, 1997, relating to the employment of Curtis M. Stevens. Incorporated herein by reference to Exhibit 10.O to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997. *

10.12	Form of Change of Control Employment Agreement between LP and each of Richard W. Frost, Curtis M. Stevens, Richard S. Olszeski and Mr. Jeffrey M. Wagner. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K. *

10.13	2004 Executive Deferred Compensation Plan, amended and restated effective January 1, 2005. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated August 30, 2004. *

10.14	2008 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008. Incorporated herein by reference to Exhibit 10.24 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

21	List of LP’s subsidiaries. Incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.