Form 10-Q
period 2011-03-31
LOUISIANA-PACIFIC CORP
filed 2011-05-09
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,151,000 shares of Common Stock, $1 par value, outstanding as of May 1, 2011.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, EURO, Brazilian real and the Chilean peso;

•	changes in general and industry specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product related litigation and other legal proceedings; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.

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

CONSOLIDATED STATEMENTS OF INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Quarter Ended March 31,
	2011	2010
Net sales	$331.7	$297.0

Operating costs and expenses:
Cost of sales	295.0	268.0
Depreciation and amortization	21.4	20.4
Selling and administrative	28.8	30.1
Loss on sale or impairment of long-lived assets, net	5.5	1.3
Other operating credits and charges, net	(0.8)	(0.1)

Total operating costs and expenses	349.9	319.7

Loss from operations	(18.2)	(22.7)

Non-operating income (expense):
Interest expense, net of capitalized interest	(14.0)	(16.8)
Investment income	4.0	5.9
Other non-operating items	1.8	1.5

Total non-operating income (expense)	(8.2)	(9.4)

Loss from continuing operations before taxes and equity in losses of unconsolidated affiliates	(26.4)	(32.1)
Benefit for income taxes	(6.8)	(10.3)
Equity in loss of unconsolidated affiliates	3.3	0.7

Loss from continuing operations	(22.9)	(22.5)

Loss from discontinued operations before taxes	—	(0.3)
Benefit for income taxes	—	(0.1)

Loss from discontinued operations	—	(0.2)

Net loss	(22.9)	(22.7)
Less: Net income (loss) attributed to non-controlling interest	0.1	(0.2)

Net loss attributed to Louisiana-Pacific Corporation	$(23.0)	$(22.5)

Net loss per share of common stock (basic):
Loss from continuing operations	$(0.18)	$(0.18)
Loss from discontinued operations	—	—

Net loss per share	$(0.18)	$(0.18)

Net loss per share of common stock (diluted):
Loss from continuing operations	$(0.18)	$(0.18)
Loss from discontinued operations	—	—

Net loss per share	$(0.18)	$(0.18)

Average shares of stock outstanding - basic and diluted	131.3	125.9

Amounts attributed to LP Corporation common shareholders
Loss from continuing operations, net of tax	$(23.0)	$(22.3)
Loss from discontinued operations, net of tax	0.0	(0.2)

	$(23.0)	$(22.5)

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$321.2	$389.3
Receivables, net of allowance for doubtful accounts of $1.3 million at March 31, 2011 and December 31, 2010	98.6	66.8
Income tax receivable	27.3	18.7
Inventories	202.7	151.9
Prepaid expenses and other current assets	3.2	5.6
Deferred income taxes	16.4	23.4
Assets held for sale	52.6	57.9

Total current assets	722.0	713.6

Timber and timberlands	45.0	46.8

Property, plant and equipment, at cost	2,112.7	2,112.5
Accumulated depreciation	(1,213.5)	(1,195.4)

Net property, plant and equipment	899.2	917.1

Notes receivable from asset sales	533.5	533.5
Long-term investments	18.9	15.4
Restricted cash	22.8	31.1
Investments in and advances to affiliates	108.5	110.0
Intangible assets, net of amortization	2.0	2.2
Deferred debt costs	9.3	10.1
Other assets	25.8	24.9
Long-term deferred tax asset	5.0	5.9

Total assets	$2,392.0	$2,410.6

LIABILITIES AND EQUITY
Current portion of long-term debt	$0.1	$0.2
Accounts payable and accrued liabilities	131.3	127.8
Current portion of contingency reserves	7.0	7.0

Total current liabilities	138.4	135.0

Long-term debt, excluding current portion	716.1	714.5
Contingency reserves, excluding current portion	24.6	25.9
Other long-term liabilities	128.8	129.8
Deferred income taxes	161.9	164.8
Redeemable non-controlling interest	23.3	22.8
Stockholders’ equity:
Common stock	144.8	144.8
Additional paid-in capital	562.2	559.4
Retained earnings	840.1	863.1
Treasury stock	(279.9)	(279.9)
Accumulated comprehensive loss	(68.3)	(69.6)

Total stockholders’ equity	1,198.9	1,217.8

Total liabilities and stockholders’ equity	$2,392.0	$2,410.6

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22.9)	$(22.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21.4	20.4
Loss from unconsolidated affiliates	3.3	0.7
Loss on sale or impairment of long-lived assets	5.5	1.3
Other operating credits and charges, net	—	(0.1)
Exchange loss on remeasurement	2.5	0.5
Cash settlement of contingencies	(0.5)	(2.4)
Pension (payments) expense, net	—	2.0
Stock-based compensation expense	3.5	3.2
Other adjustments, net	0.4	1.9
Increase in receivables	(30.5)	(36.4)
Increase (decrease) in income tax receivable	(8.7)	47.1
Increase in inventories	(49.8)	(43.6)
Decrease in prepaid expenses	2.4	4.2
Increase (decrease) in accounts payable and accrued liabilities	1.7	1.0
Increase (decrease) in deferred income taxes	3.3	(9.2)

Net cash used in operating activities	(68.4)	(32.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(2.4)	(1.9)
Investments and advances to joint ventures	(2.0)	(2.1)
(Increase) decrease in restricted cash under letters of credit/credit facility requirements	8.3	(0.1)
Other investing activities, net	—	0.4

Net cash (used in) provided by investing activities	3.9	(3.7)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(3.6)	(0.9)

Net decrease in cash and cash equivalents	(68.1)	(36.7)
Cash and cash equivalents at beginning of period	389.3	394.1

Cash and cash equivalents at end of period	$321.2	$357.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	144.8	$144.8	12.9	$(279.9)	$559.4	$863.1	$(69.6)	$1,217.8	$22.8
Net loss	—	—	—	—	—	(23.0)	—	(23.0)	0.1
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	—	(0.7)	—	—	(0.7)	—
Compensation expense associated with stock awards	—	—	—	—	3.5	—		3.5	—
Other comprehensive income	—	—	—	—	—	—	1.3	1.3	0.4

Balance, March 31, 2011	144.8	$144.8	12.7	$(279.9)	$562.2	$840.1	$(68.3)	$1,198.9	$23.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSVE INCOME

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2011	2010
Net loss	$(22.9)	$(22.7)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(0.6)	(2.5)
Unrealized gain (loss) on derivative instruments	(0.2)	(0.1)
Unrealized gain (loss) on marketable securities	2.2	6.1
Defined benefit pension plans:
Amortization of prior service cost	0.3	0.1
Amortization of net loss	—	0.6

Other comprehensive income, net of tax	1.7	4.2

Net (income) loss attributable to noncontrolling interest	(0.1)	0.2
Foreign currency translation adjustments attributed to non-controlling interest	(0.4)	0.4

Comprehensive loss	$(21.7)	$(17.9)

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. For those consolidated subsidiaries in which LP’s ownership interest is less than 100%, the outside shareholders’ interests are shown as non-controlling interest. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2011, LP has stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $3.5 million for the quarter ended March 31, 2011 as compared to $3.2 million for the quarter ended March 31, 2010.

Stock Compensation Plans

LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At March 31, 2011, 4,764,157 shares were available under the current stock award plans for stock-based awards.

The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first quarter of the respective years noted:

	2011	2010
Expected stock price volatility	64.2%	59.8%
Expected dividend yield	—%	—%
Risk-free interest rate	2.1%	2.4%
Expected life of options	5.0 years	5.0 years
Weighted average fair value of options and SSARs granted	$5.68	$3.68

The following table summarizes stock options and SSARs outstanding as of March 31, 2011 as well as activity during the three month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding options / SSARs
Options / SSARs outstanding at January 1, 2011	7,580	$13.10
SSARs granted	749	10.30
Options / SSARs exercised	(18)	4.93
Options /SSARs cancelled	(27)	14.61

Options / SSARs outstanding at March 31, 2011	8,284	$12.86	7.0	$20.3

Vested and expected to vest at March 31, 2011	8,177			$19.3

Options / SSARs exercisable at March 31, 2011	6,147	$14.97		$12.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2011. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.

As of March 31, 2011, there was $ 2.1 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.9 years. LP recorded compensation expense related to these awards in the first quarter of 2011 of $0.8 million.

Incentive Share Awards

LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first quarter of 2011 of $0.4 million. As of March 31, 2011, there was $3.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.7 years.

The following table summarizes incentive share awards outstanding as of March 31, 2011 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2011	955,936
Incentive shares awards granted	293,316
Incentive share awards vested	(121,500)
Incentive share awards cancelled	(19,344)

Incentive share awards outstanding at March 31, 2011	1,108,408	1.73	$11.8

Vested and expected to vest at March 31, 2011	1,052,988	1.73	$11.2

Incentive share awards exercisable at March 31, 2011	—	—	—

Restricted Stock

LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of March 31, 2011, there was $2.5 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.5 years.

The following table summarizes the restricted stock outstanding as of March 31, 2011 as well as activity during the three months then ended.

	Quarter Ended March 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted shares:
Restricted stock awards outstanding at January 1, 2011	783,289	$6.31
Restricted stock awards granted	139,239	10.30
Restrictions lapsing	(171,800)	15.27

Restricted stock awards at March 31, 2011	750,728	$5.00

LP recorded compensation expense related to these awards in the first quarter of 2011 of $0.3 million.

LP annually grants to each director restricted stock or restricted stock units. As of March 31, 2011, LP had 83,096 shares (or restricted stock units) outstanding under this program.

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

Dollar amounts in millions	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$18.9	$—	$4.4	$14.5
Trading securities	2.7	2.7	—	—

Total	$21.6	$2.7	$4.4	$14.5

Dollar amounts in millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$15.4	$—	$3.8	$11.6
Trading securities	2.6	2.6	—	—

Total	$18.0	$2.6	$3.8	$11.6

Available for sale securities measured at fair value as of March 31, 2011 and December 31, 2010 are recorded in cash and cash equivalents, long-term investments and restricted cash on LP’s consolidated balance sheets. Included in available for sale securities are auction rate securities.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31, 2010 and March 31, 2011.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2009	$26.3
Total realized/unrealized gains (losses) Included in other comprehensive income	10.1

Balance at March 31, 2010	$36.4

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2010	$—

Balance at December 31, 2010	$11.6
Total realized/unrealized gains (losses) Included in other comprehensive income	2.9

Balance at March 31, 2011	$14.5

The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2011	$—

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

During the quarter ended March 31, 2011, LP recorded an impairment charge of $3.6 million to reduce the carrying value of the assets held for sale to the estimated selling price less selling cost. The valuation of these assets was determined using level one inputs under the market approach. Additionally, LP recorded a loss of $1.9 million on assets no longer used.

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

Dollar and share amounts in millions, except per share amounts	Quarter Ended March 31,
	2011	2010
Numerator:
Loss attributed to LP common shares:
Loss from continuing operations	$(23.0)	$(22.3)
Loss from discontinued operations	—	(0.2)

Net loss	$(23.0)	$(22.5)

Denominator:
Basic - weighted average common shares outstanding	131.3	125.9
Dilutive effect of stock plans	—	—

Diluted shares outstanding	131.3	125.9

Basic earnings per share:
Loss from continuing operations	$(0.18)	$(0.18)
Loss from discontinued operations	—	—

Net loss per share	$(0.18)	$(0.18)

Stock options, stock warrants and SSARs relating to approximately 9.6 million and 3.6 million shares of LP common stock at March 31, 2011 and 2010, respectively, were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.

NOTE 5 – RECEIVABLES

Receivables consist of the following:

Dollar amounts in millions	March 31, 2011	December 31, 2010
Trade receivables	$84.5	$56.2
Interest receivables	3.3	1.1
Other receivables	12.1	10.8
Allowance of doubtful accounts	(1.3)	(1.3)

Total	$98.6	$66.8

Other receivables at March 31, 2011 and December 31, 2010 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

NOTE 6 – INVENTORIES

The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2011	December 31, 2010
Logs	$45.1	$22.4
Other raw materials	22.8	21.4
Finished products	125.9	100.3
Supplies	9.6	8.5
LIFO reserve	(0.7)	(0.7)

Total	$202.7	$151.9

NOTE 7 – ASSETS HELD FOR SALE

Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of March 31, 2011 and December 31, 2010, LP included three OSB mills and various non-operating sites in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollars in millions	March 31, 2011	December 31, 2010
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$13.4	$13.4
Buildings	24.5	24.5
Machinery and equipment	192.4	197.7

	230.3	235.6
Accumulated depreciation	(177.7)	(177.7)

Net property, plant and equipment	$52.6	$57.9

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

For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. For the first quarter of 2011, LP used such estimated effective annual income tax method. For the first quarter of 2010, LP used the discrete or cut-off method, which allows for the application to year-to-date results of the effective income tax rate that would actually apply to such results. This approach is appropriate where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.

For the first quarter of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and increases in valuation allowances attributed to net operating loss carry forwards in various jurisdictions. For the first quarter of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and a discrete adjustment for state income taxes.

The income tax components and associated effective income tax rates for the quarters ended March 31, 2011 and 2010 are as follows:

	Quarter Ended March 31,
	2011		2010
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(6.8)	23%	$(10.3)	31%
Discontinued operations	—		(0.1)	38%

	$(6.8)	23%	$(10.4)	31%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Chile and Brazil. During the first quarter of 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 through 2009. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2010. LP’s Canadian income tax returns have been audited and effectively settled through 2004. Quebec provincial audits have been effectively settled through 2007. No Canadian federal or provincial audits are currently in progress.

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

NOTE 9 – LONG-TERM DEBT

LP’s long-term debt consists of the following:

Dollars in millions	March 31, 2011	December 31, 2010
Debentures:
Senior secured notes, maturing 2017	$184.9	$183.5
Bank credit facilities:
Chilean term credit facility, maturing 2019, demominated in UF	42.4	42.3
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.3	0.3

Total	716.2	714.7
Less: current portion	(0.1)	(0.2)

Net long-term portion	$716.1	$714.5

LP issued $47.9 million of senior notes in 1997 in a private placement to institutional investors. The $7.9 million remaining notes are secured by $9.9 million in notes receivable from Sierra Pacific Industries and mature in 2012. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable with the underlying timberlands as security for the notes receivable.

LP issued $348.6 million of senior debt in 1998 in a private placement to institutional investors. The remaining $112.0 million of these notes mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The remaining notes are secured by $113.7 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable with the underlying timberlands as security for the notes receivable.

LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principle amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of March 31, 2011 and December 31, 2010.

In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is partially secured by property, plant and equipment in Chile. The loan will be repaid in 16 equal semi-annual payments beginning in June 2012 and ending December 2019. As of March 31, 2011, no principal payments have been made on this loan. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates or required inflation adjustments.

LP estimates the senior secured notes maturing in 2017 to have a fair value of $260 million as of March 31, 2011 and $263 million at December 31, 2010 based upon market quotations.

Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarters ended March 31, 2011 and 2010 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2011	2010
Reversal of severance	$—	$0.1
Settlement of legal claim	0.8	—

	$0.8	$0.1

During the first quarter of 2011, LP recorded a gain of $0.8 million related to an action against a previous claim inspector associated with LP’s hardboard class action for various states.

NOTE 11 – TRANSACTIONS WITH AFFILIATES

LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended March 31, 2011 and 2010, LP sold $1.4 million and $1.8 million of products to AbitibiBowater-LP and purchased $7.6 million and $10.8 million of I-joist from AbitibiBowater-LP. LP also purchased $24.6 million and $23.6 million of OSB from Canfor-LP during the quarters ended March 31, 2011 and 2010. Included in LP’s Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 are $1.0 million and $1.6 million in accounts receivable and $6.4 million and $2.4 million in accounts payable from these affiliates.

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

NOTE 13 – SELECTED SEGMENT DATA

LP operates in three segments: Oriented Strand Board (OSB); Siding; and Engineered Wood Products (EWP). LP’s business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010.

	Quarter Ended March 31,
Dollar amounts in millions	2011	2010
Net sales:
OSB	$132.1	$117.6
Siding	106.2	89.8
Engineered Wood Products	48.3	48.8
Other	45.8	41.3
Intersegment Sales	(0.7)	(0.5)

	$331.7	$297.0

Operating profit (loss):
OSB	$(9.1)	$(4.5)
Siding	12.7	8.5
Engineered Wood Products	(5.5)	(6.6)
Other	2.9	0.2
Other operating credits and charges, net	0.8	0.1
Gain (loss) on sale or impairment of long-lived assets	(5.5)	(1.3)
General corporate and other expenses, net	(17.8)	(19.8)
Foreign currency gains (losses)	1.8	1.5
Investment income	4.0	5.9
Interest expense, net of capitalized interest	(14.0)	(16.8)

Loss from continuing operations before taxes	(29.7)	(32.8)
Benefit for income taxes	(6.8)	(10.3)

Loss from continuing operations	$(22.9)	$(22.5)

NOTE 14 – POTENTIAL IMPAIRMENTS

LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2011, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, demand and pricing for the relevant products be at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.

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

NOTE 15 – CONTINGENCY RESERVES

LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	March 31, 2011	December 31, 2010
Environmental reserves	$14.1	$14.3
Hardboard siding reserves	17.4	17.8
Other reserves	0.1	0.8

Total contingency reserves	31.6	32.9
Current portion of contingency reserves	(7.0)	(7.0)

Long-term portion of contingency reserves	$24.6	$25.9

Hardboard Siding Reserves

LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010. LP believes that the reserve balance for this settlement at March 31, 2011 will be adequate to cover future payments to claimants and related administrative costs.

The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the first quarters of 2011 and 2010 are summarized in the following table.

Dollar amounts in millions	March 31, 2011	March 31, 2010
Beginning balance, December 31,	$17.8	$24.2
Payments made for claims	(0.3)	(1.5)
Payments made for administrative costs	(0.1)	(0.5)

Ending balance	$17.4	$22.2

NOTE 16 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended March 31, 2011 and 2010. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2011	2010
Service cost	$0.8	$1.0
Interest cost	4.0	5.4
Expected return on plan assets	(4.5)	(6.0)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	1.1	1.6

Net periodic pension cost	$1.5	$2.1

Through March 31, 2011 and 2010, LP recognized $1.5 million and $2.1 million of pension expense, respectively, for all of LP’s defined benefit pension plans.

Through March 31, 2011, LP made no significant pension contributions for LP’s defined benefit plans. LP presently anticipates making approximately $10 to 12 million pension contributions for the plans during the remainder of 2011.

NOTE 17 – GUARANTEES AND INDEMNIFICATIONS

LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 21 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of LP’s guarantees and indemnifications.

During the first quarter of 2011, LP provided a guarantee on behalf of one of its joint ventures to the joint venture bank lender of $1.5 million.

Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first quarters of 2011 and 2010 are summarized in the following table:

Dollar amounts in millions	March 31, 2011	March 31, 2010
Beginning balance, December 31,	$29.5	$32.9
Accrued to expense	1.1	1.4
Payments made	(2.3)	(2.4)

Total warranty reserves	28.3	31.9
Current portion of warranty reserves	(10.0)	(7.0)

Long-term portion of warranty reserves	$18.3	$24.9

The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

To serve our markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).

Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first quarter of 2011, the U.S. Department of Census reported that actual single and multi-family housing starts were 10% lower than for the first quarter of 2010. We believe the reduced level of building as compared to the first quarter of 2010 is related to certain housing initiatives by the U.S. government in 2010 which were not in place in 2011. Building activity is unlikely to improve to “normal” levels until the number of homes available for sale is reduced, foreclosure activity subsidies, employment grows and housing prices stabilize further.

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the first quarter of 2011, these significant accounting estimates and judgments include:

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

Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2011, we excluded from our estimates approximately $1.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2011, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.

Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities. Historically, liquidity for these auction-rate securities was typically provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of March 31, 2011, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $18.9 million ($61.5 million, par value) of auction-rate securities as long-term available-for-sale securities.

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

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, other than temporary investment impairment, (gain) loss on early debt extinguishment and investment income. Neither EBITDA from continuing operations nor adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.

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

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

(Dollar amounts in millions) Three Months Ended March 31, 2011	OSB	Siding	EWP	Other	Corporate	Total
Sales	$132.1	$106.2	$48.3	$45.8	$(0.7)	$331.7

Depreciation and amortization	9.2	4.3	4.2	3.2	0.5	21.4
Cost of sales and selling and administative	130.2	89.2	49.4	38.4	16.6	323.8
(Gain) loss on sale or impairment of long lived assets					5.5	5.5
Other operating credits and charges, net					(0.8)	(0.8)

Total operating costs	139.4	93.5	53.6	41.6	21.8	349.9

Income (loss) from operations	(7.3)	12.7	(5.3)	4.2	(22.5)	(18.2)
Total non-operating income (expense)					(8.2)	(8.2)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(7.3)	12.7	(5.3)	4.2	(30.7)	(26.4)
Provision (benefit) for income taxes					(6.8)	(6.8)
Equity in (income) loss of unconsolidated affiliates	1.8		0.2	1.3		3.3

Income (loss) from continuing operations	(9.1)	12.7	(5.5)	2.9	(23.9)	(22.9)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(9.1)	12.7	(5.5)	2.9	(23.9)	(22.9)
Income tax benefit					(6.8)	(6.8)
Interest expense, net of capitalized interest					14.0	14.0
Depreciation and amortization	9.2	4.3	4.2	3.2	0.5	21.4

EBITDA from continuing operations	0.1	17.0	(1.3)	6.1	(16.2)	5.7

Stock based compensation expense	0.2	0.1	0.1	—	3.1	3.5
(Gain) loss on sale or impairment of long lived assets					5.5	5.5
Investment income					(4.0)	(4.0)
Other operating credits and charges, net					(0.8)	(0.8)

Adjusted EBITDA from continuing operations	$0.3	$17.1	$(1.2)	$6.1	$(12.4)	$9.9

Three Months Ended March 31, 2010 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$117.6	$89.8	$48.8	$41.3	$(0.5)	$297.0

Depreciation and amortization	8.6	5.1	3.4	2.7	0.6	20.4
Cost of sales and selling and administative	113.9	76.2	51.8	37.5	18.7	298.1
(Gain) loss on sale or impairment of long lived assets					1.3	1.3
Other operating credits and charges, net					(0.1)	(0.1)

Total operating costs	122.5	81.3	55.2	40.2	20.5	319.7

Income (loss) from operations	(4.9)	8.5	(6.4)	1.1	(21.0)	(22.7)
Total non-operating income (expense)					(9.4)	(9.4)

Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(4.9)	8.5	(6.4)	1.1	(30.4)	(32.1)
Provision (benefit) for income taxes					(10.3)	(10.3)
Equity in (income) loss of unconsolidated affiliates	(0.4)		0.2	0.9		0.7

Income (loss) from continuing operations	(4.5)	8.5	(6.6)	0.2	(20.1)	(22.5)

Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(4.5)	8.5	(6.6)	0.2	(20.1)	(22.5)
Income tax benefit					(10.3)	(10.3)
Interest expense, net of capitalized interest					16.8	16.8
Depreciation and amortization	8.6	5.1	3.4	2.7	0.6	20.4

EBITDA from continuing operations	4.1	13.6	(3.2)	2.9	(13.0)	4.4

Stock based compensation expense	0.2	0.2	0.1	—	2.7	3.2
(Gain) loss on sale or impairment of long lived assets					1.3	1.3
Investment income					(5.9)	(5.9)
Other operating credits and charges, net					(0.1)	(0.1)

Adjusted EBITDA from continuing operations	$4.3	$13.8	$(3.1)	$2.9	$(15.0)	$2.9

RESULTS OF OPERATIONS

(Dollar amounts in millions, except per share amounts)

Our net loss attributable to LP for the first quarter of 2011 was $23.0 million, or $0.18 per diluted share, on sales of $331.7 million, compared to a net loss attributable to LP for the first quarter of 2010 of $22.5 million, or $0.18 per diluted share, on sales of $297.0 million. For the first quarter of 2011, loss from continuing operations was $22.9 million, or $0.18 per diluted share, compared to a loss from continuing operations of $22.5 million, or $0.18 per diluted share, for the first quarter of 2010.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB

Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating losses, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2011	2010	Change
Net sales	$132.1	$117.6	12%
Operating losses	$(9.1)	$(4.5)	(102%)
Adjusted EBITDA from continuing operations	$0.3	$4.3	(93%)

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 are as follows:

	Quarter Ended March 31, 2011 versus 2010
	Average Net Selling Price	Unit Shipments
Commodity OSB	–5%	18%

OSB prices decreased for the first quarter of 2011 as compared to the corresponding period in 2010. The decrease in OSB prices was likely due to weakening of the gap between supply and demand based upon currently operating facilities across the industry as housing starts decreased during the quarter. The decrease in selling price unfavorably impacted operating losses and adjusted EBITDA from continuing operations by approximately $7 million for the quarter as compared to the corresponding period of 2010. To balance supply and demand, we continue to have two of our ten OSB mills curtailed.

Compared to the first quarter of 2010, the primary factor for increased operating losses was the decrease in commodity OSB sales prices. This decrease was partially offset by reductions in manufacturing costs due to increased efficiencies from higher production volumes.

SIDING

Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.

Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2011	2010	Change
Net sales	$106.2	$89.8	18%
Operating profits	12.7	8.5	49%
Adjusted EBITDA from continuing operations	17.1	13.8	24%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2011	2010	Change
SmartSide Siding	$80.6	$66.3	22%
Commodity OSB	7.6	8.2	(7%)
Canexel siding and other hardboard related products	18.0	15.3	18%

Total	$106.2	$89.8	18%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 are as follows:

	Quarter Ended March 31, 2011 versus 2010
	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	18%
Commodity OSB	(2%)	(5%)
Canexel siding	18%	(1%)

For the first quarter of 2011 compared to the corresponding period in 2010, sales volumes increased significantly in our SmartSide siding line due to increased volume penetration in key markets. In our Canexel siding lines, sales volumes were relatively flat with the same period in the prior year. Sales prices in our SmartSide siding product line for the quarter ended March 31, 2011 as compared to the corresponding period of 2010 changed slightly due to product mix with specific product prices remaining generally constant. Near the later portion of the first quarter, we instituted a price increase, but will not realize the full impact of this until the second quarter of 2011. In our Canexel product line, sales prices increased in the first quarter as compared to the corresponding period of last year due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada as well as a price increase which was implemented in August of 2010. Sales prices declined in our commodity OSB products as discussed in the OSB segment above.

Overall, the improvement in operating results for our siding segment for the first quarter of 2011 compared to the same period of 2010 was primarily due to increased sales volumes.

ENGINEERED WOOD PRODUCTS

Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater-LP or under a sales arrangement.

Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2011	2010	Change
Net sales	$48.3	$48.8	(1%)
Operating losses	(5.5)	(6.6)	17%
Adjusted EBITDA from continuing operations	(1.2)	(3.1)	61%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2011	2010	Change
LVL/LSL	$23.1	$21.9	5%
I-Joist	13.0	18.6	(30%)
Related products	12.2	8.3	47%

Total	$48.3	$48.8	(1%)

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 are as follows:

	2011 versus 2010
	Average Net Selling Price	Unit Shipments
LVL/LSL	9%	(8%)
I-Joist	8%	(35%)

During the first quarter of 2011 compared to the corresponding period of 2010, we saw decreases in sales volumes in both LVL/LSL and I-Joist due to decreased housing demand. Net average selling prices increased in both I-Joist and LVL/LSL. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.

For the first quarter of 2011 compared to the corresponding period of 2010, the results of operations for EWP were improved due to higher sales price and improvements in our LSL facility which offset lower volumes.

OTHER PRODUCTS

Our other products category includes a moulding business, South American operations, export sales and a joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.

Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended March 31,
	2011	2010	Change
Net sales	$45.8	$41.3	11%
Operating profits (losses)	2.9	0.2	1350%
Adjusted EBITDA from continuing operations	6.1	2.9	110%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2011	2010	Change
Moulding	$7.6	$9.3	(18%)
Chilean operations	23.0	19.5	18%
Brazilian operations	12.3	10.9	13%
Other	2.9	1.6	81%

Total	$45.8	$41.3	11%

For the first quarter of 2011 compared to the corresponding period of 2010, sales in our moulding operation were lower due to initial purchases by a new customer in the first quarter of 2010 which did not occur in 2011. Sales in our Chilean and Brazil operations increased as we continued to penetrate local markets. Our U.S. Greenfiber joint venture saw decreased sales as well as increased raw material costs.

Overall, operating results associated with these activities were positively impacted by improvements in our Chilean and Brazilian operations which offset reduced operating results in moulding and our U.S. Greenfiber joint venture.

GENERAL CORPORATE AND OTHER EXPENSE, NET

For the first quarter of 2011 compared to the corresponding period of 2010, general corporate expenses decreased 10 percent and overall selling and administrative expenses decreased by 4 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decrease in general corporate expenses as well as overall selling and administrative is primarily related to changes in the management incentive program between periods as well as continued cost containment.

INTEREST EXPENSE AND INVESTMENT INCOME

Components of interest expense, net of investment income, are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2011	2010
Investment income	$3.5	$5.4
SERP market adjustments	0.5	0.5

Investment income	4.0	5.9

Interest expense	(13.3)	(16.0)
Amortization of debt charges	(0.7)	(0.8)

Interest expense, net of capitalized interest	(14.0)	(16.8)

Foreign currency gains (losses)	1.8	1.5

Other non-operating expense	1.8	1.5

Total non-operating income (expense)	$(8.2)	$(9.4)

INCOME TAXES

For the first quarter of 2011, we recorded an income tax benefit on continuing operations of 23% as compared 31% in the first quarter of 2010. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first quarter of 2011 relates to state income taxes, the effect of foreign tax rates and increases in valuation allowances due to net operating loss carry forwards in various jurisdictions. For the first quarter of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to state income taxes, the effect of foreign tax rates and discrete adjustment for state income taxes.

DEFINED BENEFIT PENSION PLANS

We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information on our plans. We estimate that our net periodic pension cost for 2011 will be approximately $ 5.7 million. If a curtailment or settlement occurs in 2011, this estimate may change significantly. We estimate that we will contribute approximately $10 to $12 million to our defined benefit pension plans in 2011. At December 31, 2010, we had $115.1 million of net actuarial loss and $1.0 million of prior service cost included in accumulated other comprehensive loss. Of these amounts, we expect to recognize a net actuarial loss of $3.5 million as a component of net periodic pension cost in 2011, which will account for approximately 62% of our estimated 2011 net periodic pension cost.

LEGAL AND ENVIRONMENTAL MATTERS

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2010, Note 18 to the Notes to the financial statements contained therein.

HARDBOARD SIDING LITIGATION UPDATE

The following update should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Cumulative statistics under hardboard settlements are as follows:

March 31, 2011
Completed claims received	101,939
Claims dismissed	14,278
Claims settled	73,800

The average payment amount for settled claims as of March 31, 2011 was $1,000. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

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

OPERATING ACTIVITIES

During the first quarter of 2011, we used $68.4 million of cash from operating activities compared to a use of $32.1 million in the first quarter of 2010. The increase in cash used by operating activities in the first quarter of 2011 was primarily related to the receipt of $46.8 million tax refund in 2010 which did not occur in 2011.

During the first quarter of 2011, our accounts receivable increased due to higher sales volume across all product lines. No substantial change in credit terms or number of days outstanding occurred. Inventory increased based upon expected future demand as well as requirements to increase log inventory due to the inability to harvest logs during the spring break up. Accounts payable increased slightly due to inventory increases.

INVESTING ACTIVITIES

During the first quarter of 2011, cash provided from investing activities was approximately $3.9 million. Capital expenditures in the first quarter of 2011 were $2.4 million. Additionally, we contributed $2.0 million to our joint ventures for working capital requirements. During the quarter, we reduced our restricted cash under letters of credit or credit facility requirements by $8.3 million. Included in “Accounts payable” is $0.6 million related to capital expenditures that had not yet been paid as of March 31, 2011.

During the first quarter of 2010, we used approximately $3.7 million from investing activities. Capital expenditures in the first quarter of 2010 were $1.9 million. Additionally, we contributed $2.1 million to our joint ventures for working capital requirements. Included in “Accounts payable” was $0.7 million related to capital expenditures that had not yet been paid as of March 31, 2010.

Capital expenditures in 2011 are expected not to exceed $25 million related to projects critical for continuing operations. Additionally, we anticipate paying $20 to $25 million in the second quarter of 2011 to purchase the remaining 25% of the Brazil operations, based upon the mandatory put and call associated with the original purchase agreement.

CREDIT AGREEMENTS

We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in September of 2012.

The availability of credit under the credit facility is subject to a borrowing base, which is calculated based upon certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. At March 31, 2011, we had $80.3 million of unused borrowing base capacity under the credit facility. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At March 31, 2011, we had no borrowings outstanding under the facility. Outstanding under this facility at March 31, 2010, were $19.6 million in letters of credit which were collateralized by $20.9 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect that our fixed charge coverage ratio may fall below 1.1 to 1.0 from time to time during 2011, and, accordingly we will be subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above during such time. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility may become constrained to an amount that does not exceed the excess of our adjusted borrowing base over $15 million.

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

OTHER LIQUIDITY MATTERS

As of March 31, 2011, we had $18.9 million ($61.5 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.

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

POTENTIAL IMPAIRMENTS

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2011, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.

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

A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at March 31, 2011, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.

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

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 5.0 billion square feet ( 3/8" basis) or 4.3 billion square feet ( 7/16" basis), a $1 change in the annual average price on 7/16" basis would change annual pre-tax profits by approximately $4.3 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, we expect that our near-term volumes will be significantly below our capacity.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2011, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES

SUMMARY OF PRODUCTION VOLUMES (1)

The following table sets forth production volumes for the quarter ended March 31, 2011 and 2010.

	Quarter Ended March 31,
	2011	2010
Oriented strand board, million square feet 3/8" basis (1)	760	664
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	46	49
Wood-based siding, million square feet 3/8" basis	221	204
Engineered I-Joist, million lineal feet (1)	13	22
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,629	1,505

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.

INDUSTRY PRODUCT TRENDS

The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB N. Central 7/16" Basis
Annual Average
2005	320
2006	210
2007	146
2008	172
2009	163
2010 1st Qtr. Avg.	214
2011 1st Qtr. Avg .	198

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We have a high degree of product concentration. OSB accounted for about 47% of our North American sales in the first quarter of 2011 and 2010 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. For the year ended December 31, 2010, we obtained about 73% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We depend on our senior management team and other key employees, and significant attrition within our management team could adversely affect our business. Our success depends in part on our ability to attract, retain, and motivate senior management and other key employees. Achieving this objective may be difficult due to cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain, and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. Cost-cutting measures that have reduced compensation make us vulnerable to attrition among our current senior management team and other key employees, and may make it difficult for us to hire additional senior managers and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, and results of operations.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2010 was $61 million. Although we expect to have no obligation to fund our plans in 2011, we continually reassess the amount and timing of any discretionary contributions and have elected to make such a contribution in 2011. Regardless of whether we make a discretionary contribution in 2011, over the next several years we will make contributions to the plans that are likely to be material. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets, changes in interest rates and the impact of possible funding relief legislation currently under consideration in the U.S. Congress.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency in our Brazil subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, a movement of the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. Over the last several years, housing starts remained below “normal” levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market, and slowed economy. There can be no assurance as to when, or if, the housing market will rebound to “normal levels.” We have experienced significant losses from operations and significant net cash used in operating activities in recent periods. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Submission of Matters to a vote of Security Holders

LP held its annual meeting on May 5, 2011, at which the stockholders of LP voted on the election of three Class III directors for LP with terms expiring at the Annual Meeting of Stockholders in 2014 and the ratification of independent auditors.

The voting with respect to these matters was as follows:

Nominee	For	Withheld	Broker Non-votes
E. Gary Cook	96,627,672	3,747,900	18,631,583
Kurt M Landgraf	97,812,719	2,562,853	18,631,583
John W. Weaver	99,754,392	621,180	18,631,583

The ratification of selection of independent auditors:

For	Against	Abstain
117,250,475	1,640,599	116,081

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company’s named executive officers pursuant to the following vote:

Number of Shares
For	93,603,637
Against	4,839,985
Abstain	1,931,950
Broker Non-votes	18,631,583

At the Annual Meeting, shareholders voted in favor of an annual advisory vote on the compensation of the Company’s named executive officer pursuant to the following vote:

Number of Shares
Every year	90,112,361
Every two years	209,521
Every three years	8,143,223
Abstain	1,910,467
Broker Non-votes	18,631,583

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document*

100.SCH	XBRL Taxonomy Extension Schema Document*

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

100.LAB	XBRL Taxonomy Extension Label Linkbase Document*

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be filed by amendment

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

LOUISIANA-PACIFIC CORPORATION

Date: May 9, 2011	BY:	/S/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date: May 9, 2011	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)