Form 10-Q/A
period 2011-03-31
LOUISIANA-PACIFIC CORP
filed 2011-05-12
CIK 60519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Louisiana-Pacific Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the Securities and Exchange Commission on May 9, 2011 (“the Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1 *	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS **	XBRL Instance Document*

100.SCH **	XBRL Taxonomy Extension Schema Document*

100.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document*

100.DEF **	XBRL Taxonomy Extension Definition Linkbase Document*

100.LAB **	XBRL Taxonomy Extension Label Linkbase Document*

100.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Louisiana-Pacific Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the Securities and Exchange Commission on May 9, 2011
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date: May 11, 2011	BY: /S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)

4