Form 10-Q
period 2011-06-30
LOUISIANA-PACIFIC CORP
filed 2011-07-29
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2011
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
414 Union Street, Nashville, TN 37219
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (615) 986-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filers” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,151,000 shares of Common Stock, $1 par value, outstanding as of July 27, 2011.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$362.4	$447.5	$694.1	$744.5
Operating costs and expenses:
Cost of sales	336.3	346.3	631.3	614.3
Depreciation and amortization	20.2	22.4	41.6	42.8
Selling and administrative	27.6	29.4	56.4	59.5
(Gain) loss on sale or impairment of long-lived assets, net	2.5	(0.1)	8.0	1.2
Other operating credits and charges, net	(0.6)	0.6	(1.4)	0.5
Total operating costs and expenses	386.0	398.6	735.9	718.3
Income (loss) from operations	(23.6)	48.9	(41.8)	26.2
Non-operating income (expense):
Interest expense, net of capitalized interest	(14.4)	(17.7)	(28.4)	(34.5)
Investment income	3.5	4.3	7.5	10.2
Other non-operating items	0.6	(0.1)	2.4	1.4
Total non-operating expense	(10.3)	(13.5)	(18.5)	(22.9)
Income (loss) from continuing operations before taxes and equity in losses of unconsolidated affiliates	(33.9)	35.4	(60.3)	3.3
Provision (benefit) for income taxes	(8.4)	12.7	(15.2)	2.4
Equity in loss (income) of unconsolidated affiliates	7.4	(0.9)	10.7	(0.2)
Income (loss) from continuing operations	(32.9)	23.6	(55.8)	1.1
Loss from discontinued operations before taxes	(4.1)	(2.0)	(4.1)	(2.3)
Benefit for income taxes	(1.6)	(0.8)	(1.6)	(0.9)
Loss from discontinued operations	(2.5)	(1.2)	(2.5)	(1.4)
Net income (loss)	(35.4)	22.4	(58.3)	(0.3)
Less: Net income (loss) attributed to non-controlling interest	0.1	0.1	0.2	(0.1)
Net income (loss) attributed to Louisiana-Pacific Corporation	$(35.5)	$22.3	$(58.5)	$(0.2)
Net income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$(0.25)	$0.18	$(0.43)	$0.01
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.27)	$0.17	$(0.45)	$—
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$(0.25)	$0.17	$(0.43)	$0.01
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.27)	$0.16	$(0.45)	$—
Average shares of stock outstanding - basic	131.4	128.5	131.3	127.2
Average shares of stock outstanding - diluted	131.4	139.8	131.3	138.2
Amounts attributed to LP Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(33.0)	$23.5	$(56.0)	$1.2
Loss from discontinued operations, net of tax	(2.5)	(1.2)	(2.5)	(1.4)
	$(35.5)	$22.3	$(58.5)	$(0.2)
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$334.0	$389.3
Receivables, net of allowance for doubtful accounts of $1.4 million at June 30, 2011 and $1.3 million at December 31, 2010	93.0	66.8
Income tax receivable	14.0	18.7
Inventories	173.9	151.9
Prepaid expenses and other current assets	8.6	5.6
Deferred income taxes	16.4	23.4
Assets held for sale	51.5	57.9
Total current assets	691.4	713.6
Timber and timberlands	44.9	46.8
Property, plant and equipment, at cost	2,124.9	2,112.5
Accumulated depreciation	(1,237.9)	(1,195.4)
Net property, plant and equipment	887.0	917.1
Notes receivable from asset sales	533.5	533.5
Long-term investments	19.6	15.4
Restricted cash	14.7	31.1
Investments in and advances to affiliates	103.4	110.0
Intangible assets, net of amortization	1.8	2.2
Deferred debt costs	9.6	10.1
Other assets	25.9	24.9
Long-term deferred tax asset	4.6	5.9
Total assets	$2,336.4	$2,410.6
LIABILITIES AND EQUITY
Current portion of long-term debt	$2.9	$0.2
Short-term notes payable	4.5	—
Accounts payable and accrued liabilities	127.3	127.8
Current portion of contingency reserves	7.0	7.0
Total current liabilities	141.7	135.0
Long-term debt, excluding current portion	716.8	714.5
Contingency reserves, excluding current portion	25.1	25.9
Other long-term liabilities	130.6	129.8
Deferred income taxes	151.1	164.8
Redeemable non-controlling interest	—	22.8
Stockholders’ equity:
Common stock	145.0	144.8
Additional paid-in capital	557.8	559.4
Retained earnings	804.6	863.1
Treasury stock	(279.8)	(279.9)
Accumulated comprehensive loss	(56.5)	(69.6)
Total stockholders’ equity	1,171.1	1,217.8
Total liabilities and stockholders’ equity	$2,336.4	$2,410.6
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35.4)	$22.4	$(58.3)	$(0.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20.2	22.4	41.6	42.8
(Gain) loss from unconsolidated affiliates	7.4	(0.9)	10.7	(0.2)
(Gain) loss on sale or impairment of long-lived assets	2.5	(0.1)	8.0	1.2
Other operating credits and charges, net	(1.5)	2.8	(1.5)	2.7
Exchange loss on remeasurement	0.2	(0.3)	2.7	0.2
Cash settlement of contingencies	(0.4)	(1.0)	(0.9)	(3.4)
Pension (payments) expense, net	0.4	1.4	0.4	3.4
Stock-based compensation expense	1.3	2.2	4.8	5.4
Other adjustments, net	7.2	1.6	7.6	3.5
Decrease (increase) in receivables	5.8	(14.3)	(24.7)	(50.7)
Decrease (increase) in income tax receivable	13.4	(9.7)	4.7	37.4
Decrease (increase) in inventories	29.2	19.4	(20.6)	(24.2)
Decrease (increase) in prepaid expenses	(5.3)	(5.8)	(2.9)	(1.6)
Increase (decrease) in accounts payable and accrued liabilities	(4.0)	7.6	(2.3)	8.6
Increase (decrease) in deferred income taxes	(11.6)	20.0	(8.3)	10.8
Net cash provided by (used in) operating activities	29.4	67.7	(39.0)	35.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(5.6)	(3.5)	(8.0)	(5.4)
Investments and advances to joint ventures	(1.1)	8.2	(3.1)	6.1
Proceeds from sales of assets	0.3	1.2	0.3	1.2
Receipt of proceeds from notes receivable	—	115.1	—	115.1
Decrease in restricted cash under letters of credit/credit facility requirements	8.1	5.3	16.4	5.2
Other investing activities, net	—	(0.4)	—	—
Net cash provided by investing activities	1.7	125.9	5.6	122.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(0.1)	(113.8)	(0.1)	(113.8)
Short term borrowings	4.5	—	4.5	—
Redemption of non-controlling interest	(24.0)	—	(24.0)	—
Payment of debt issuance fees	(1.0)	—	(1.0)	—
Net cash used in financing activities	(20.6)	(113.8)	(20.6)	(113.8)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	2.3	(0.1)	(1.3)	(1.0)
Net increase (decrease) in cash and cash equivalents	12.8	79.7	(55.3)	43.0
Cash and cash equivalents at beginning of period	321.2	357.4	389.3	394.1
Cash and cash equivalents at end of period	$334.0	$437.1	$334.0	$437.1
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	144.8	$144.8	12.9	$(279.9)	$559.4	$863.1	$(69.6)	$1,217.8	$22.8
Net income (loss)	—	—	—	—	—	(58.5)	—	(58.5)	0.2
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	0.1	(0.6)	—	—	(0.5)	—
Compensation expense associated with stock awards	—	—	—	—	4.4	—	—	4.4	—
Warrants exercised	0.2	0.2	—	—	(0.2)	—	—	—	—
Redemption of redeemable non-controlling interest	—	—	—	—	(5.2)	—	5.6	0.4	(24.0)
Other comprehensive income	—	—	—	—	—	—	7.5	7.5	1.0
Balance, June 30, 2011	145.0	$145.0	12.7	$(279.8)	$557.8	$804.6	$(56.5)	$1,171.1	$—
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(35.4)	$22.4	$(58.3)	$(0.3)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4.9	(2.3)	4.3	(4.7)
Unrealized gain (loss) on derivative instruments	0.8	0.2	0.6	0.1
Unrealized gain (loss) on marketable securities	0.4	(1.3)	2.6	4.8
Defined benefit pension plans:
Amortization of prior service cost	0.7	—	1.0	—
Amortization of net loss	—	0.9	—	1.5
Other comprehensive income (loss), net of tax	6.8	(2.5)	8.5	1.7
Net (income) loss attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	0.1
Foreign currency translation adjustments attributed to non-controlling interest	(0.6)	—	(1.0)	0.4
Comprehensive income (loss)	$(29.3)	$19.8	$(51.0)	$1.9
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
NOTE 2 – STOCK-BASED COMPENSATION
At June 30, 2011, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $1.3 million for the quarter ended June 30, 2011 as compared to $2.2 million for the quarter ended June 30, 2010 and $4.8 million for the six months ended June 30, 2011 as compared to $5.4 million for the six months ended June 30, 2010.
Stock Compensation Plans
LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At June 30, 2011, 4,715,177 shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first six months of the respective years noted:

	2011	2010
Expected stock price volatility	63.9%	59.5%
Expected dividend yield	—	—
Risk-free interest rate	2.1%	2.4%
Expected life of options	5.16	5.13
Weighted average fair value of options and SSARs granted	$5.62	$3.73

The following table summarizes stock options and SSARs outstanding as of June 30, 2011 as well as activity during the six month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2011	7,580	$13.10
SSARs granted	813	10.12
Options / SSARs exercised	(18)	4.93
Options /SSARs cancelled	(47)	14.14
Options / SSARs outstanding at June 30, 2011	8,328	$12.82	6.8	$12.0
Vested and expected to vest at June 30, 2011	7,912	—	—	$11.4
Options / SSARs exercisable at June 30, 2011	6,136	$14.96	—	$7.5
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on June 30,

2011. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of June 30, 2011, there was $1.5 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.7 years. LP recorded compensation expense related to these awards in the first six months of 2011 of $2.7 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first six months of 2011 of $1.4 million. As of June 30, 2011, there was $3.4 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.5 years.
The following table summarizes incentive share awards outstanding as of June 30, 2011 as well as activity during the six months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2011	955,936
Incentive share awards granted	300,816
Incentive share awards vested	(121,500)
Incentive share awards cancelled	(32,117)
Incentive share awards outstanding at June 30, 2011	1,103,135	1.50	$9.0
Vested and expected to vest at June 30, 2011	1,047,978	1.50	$8.6
Incentive share awards exercisable at June 30, 2011	—	—	—

Restricted Stock
LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of June 30, 2011, there was $2.6 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.3 years.
The following table summarizes the restricted stock outstanding as of June 30, 2011 as well as activity during the six months then ended.

	Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2011	783,289	$6.31
Restricted stock awards granted	139,239	10.30
Restrictions lapsing	(171,800)	15.27
Restricted stock awards at June 30, 2011	750,728	$5.00
LP recorded compensation expense related to these awards in the first six months of 2011 of $0.7 million.
Through 2010, LP annually granted to each director restricted stock or restricted stock units. As of June 30, 2011, LP had 750,728 shares (or restricted stock units) outstanding under this program.
Phantom stock
Beginning in 2011, LP annually grants phantom stock units to its directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of June 30, 2011, LP had 39,944 shares outstanding under this program.
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

Dollar amounts in millions	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$19.6	$—	$4.4	$15.2
Trading securities	2.8	2.8	—	—
Total	$22.4	$2.8	$4.4	$15.2
Dollar amounts in millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$15.4	$—	$3.8	$11.6
Trading securities	2.6	2.6	—	—
Total	$18.0	$2.6	$3.8	$11.6

Available for sale securities measured at fair value as of June 30, 2011 and December 31, 2010 are recorded in cash and cash equivalents, long-term investments and restricted cash on LP’s consolidated balance sheets. Included in available for sale securities are auction rate securities (ARS).
Due to the lack of observable market quotations on a portion of LP’s ARS portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Subsequent to June 30, 2011, LP generated $18.7 million in cash plus accrued interest associated with the sale of these securities with a fair market value as of June 30, 2011 of $18.5 million ($35.9 million, par value). This sale will result in a gain of $14.4 million which LP will recorded in the third quarter of 2011.
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
The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended June 30, 2010 and June 30, 2011.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2009	$26.3
Total realized/unrealized gains (losses) included in other comprehensive income	7.8
Balance at June 30, 2010	$34.1
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2010	$—

Balance at December 31, 2010	$11.6
Total realized/unrealized gains (losses) included in other comprehensive income	3.6
Balance at June 30, 2011	$15.2
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2011	$—

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
During the quarter ended March 31, 2011, LP recorded an impairment charge of $3.6 million to reduce the carrying value of the assets held for sale to the estimated selling price less selling cost. The valuation of these assets was determined using level one inputs under the market approach. Additionally, LP recorded an impairment charge of $1.9 million on assets no longer used.
During the quarter ended June 30, 2011, LP recorded an impairment charge of $2.5 million on assets no longer used.
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

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Loss attributed to LP common shares:
Income (loss) from continuing operations	$(33.0)	$23.5	$(56.0)	$1.2
Loss from discontinued operations	(2.5)	(1.2)	(2.5)	(1.4)
Net income (loss)	$(35.5)	$22.3	$(58.5)	$(0.2)
Denominator:
Basic - weighted average common shares outstanding	131.4	128.5	131.3	127.2
Dilutive effect of stock warrants	—	9.5	—	9.3
Dilutive effect of stock plans	—	1.8	—	1.7
Diluted shares outstanding	131.4	139.8	131.3	138.2
Basic earnings per share:
Income (loss) from continuing operations	$(0.25)	$0.18	$(0.43)	$0.01
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.27)	$0.17	$(0.45)	$—
Diluted earnings per share:
Income (loss) from continuing operations	$(0.25)	$0.17	$(0.43)	$0.01
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.27)	$0.16	$(0.45)	$—

For the quarter and six month period ended June 30, 2011, stock options, stock warrants and SSARs relating to approximately 9.0 million and 9.2 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations. For the quarter and six month period ended June 30, 2010, stock options, stock warrants and SSARs relating to approximately 5.6 million and 5.4 million shares of LP common stock were considered anti-dilutive or not in-the-money for purpose of LP's earnings per share calculation
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	June 30, 2011	December 31, 2010
Trade receivables	$83.5	$56.2
Interest receivables	1.1	1.1
Other receivables	9.8	10.8
Allowance of doubtful accounts	(1.4)	(1.3)
Total	$93.0	$66.8

Other receivables at June 30, 2011 and December 31, 2010 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2011	December 31, 2010
Logs	$26.7	$22.4
Other raw materials	20.2	21.4
Finished products	118.3	100.3
Supplies	9.4	8.5
LIFO reserve	(0.7)	(0.7)
Total	$173.9	$151.9

NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of June 30, 2011 and December 31, 2010, LP included three OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets. The current book values of assets held for sale by category is as follows:

Dollars in millions	June 30, 2011	December 31, 2010
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$13.3	$13.4
Buildings	22.2	24.5
Machinery and equipment	187.9	197.7
	223.4	235.6
Accumulated depreciation	(171.9)	(177.7)
Net property, plant and equipment	$51.5	$57.9
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
For the first six months of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and increases in valuation allowances attributed to net operating loss carry forwards in various jurisdictions. For the first six months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and a discrete adjustment for state income taxes.
The income tax components and associated effective income tax rates for the quarter and six months periods ended June 30, 2011 and 2010 are as follows:

	Quarter Ended June 30,
	2011		2010
Dollars in millions	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(8.4)	20%	$12.7	35%
Discontinued operations	(1.6)	39%	(0.8)	39%
	$(10.0)	22%	$11.9	35%

	Six Months Ended June 30,
	2011		2010
	Tax Benefit	Tax Rate	Tax Provision (Benefit)	Tax Rate
Continuing operations	$(15.2)	21%	$2.4	69%
Discontinued operations	(1.6)	39%	(0.9)	39%
	$(16.8)	22%	$1.5	115%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Chile and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 through 2009. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2010. LP’s Canadian income tax returns have been audited and effectively settled through 2004. Quebec provincial audits have been effectively settled through 2007. No Canadian federal or provincial audits are currently in progress.
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
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	June 30, 2011	December 31, 2010
Debentures:
Senior secured notes, maturing 2017	$186.4	$183.5
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	44.2	42.3
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.5	0.3
Total	719.7	714.7
Less: current portion	(2.9)	(0.2)
Net long-term portion	$716.8	$714.5

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
LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of June 30, 2011 and December 31, 2010.
In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is partially secured by property, plant and equipment in Chile. The loan will be repaid in 16 equal semi-annual payments beginning in June 2012 and ending December 2019. As of June 30, 2011, no principal payments have been made on this loan. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates or required inflation adjustments.
LP estimates the senior secured notes maturing in 2017 to have a fair value of $255.9 million as of June 30, 2011 and $263 million at December 31, 2010 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010.
NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and six month periods ended June 30, 2011 and 2010 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2011	2010	2011	2010
Reversal of severance	$—	$—	$—	$0.1
Construction related legal reserves	—	(0.6)	—	(0.6)
Addition to environmental reserves	(0.9)	—	(0.9)	—
Timber related reserves	1.5	—	1.5	—
Settlement of legal claim	—	—	0.8	—
	$0.6	$(0.6)	$1.4	$(0.5)

During the second quarter of 2011, LP recorded a gain of $1.5 million related to reductions in reforestation liabilities associated with LP's Canadian timber obligations and an increase of $0.9 million in environmental reserves associated with a facility currently held for sale.
During the first quarter of 2011, LP recorded a gain of $0.8 million related to an action against a previous claim inspector associated with LP’s hardboard class action for various states.
During the second quarter of 2010, LP recorded a loss of $0.6 million associated with an assessment in connection with its indefinitely curtailed OSB mills.
NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended June 30, 2011 and 2010, LP sold $1.5 million and $2.3 million of products to AbitibiBowater-LP and purchased $9.1 million and $13.3 million of I-joist from AbitibiBowater-LP. LP also purchased $21.9 million and $30.5 million of OSB from Canfor-LP during the quarters ended June 30, 2011 and 2010. For the six month periods ended June 30, 2011 and 2010, LP sold $2.9 million and $4.0 million of products to AbitibiBowater-LP and purchased $16.8 million and $24.0 million of I-joist from AbitibiBowater-LP. LP also purchased $46.5 million and $54.1 million of OSB from Canfor-LP during the six months ended June 30, 2011 and 2010. Included in LP’s Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 are $1.9 million and $1.6 million in accounts receivable from these affiliates and $2.1 million and $2.4 million in accounts payable related to these affiliates.
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

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2011	2010	2011	2010
Net sales:
OSB	$140.6	$217.8	$272.6	$335.4
Siding	118.6	130.6	224.7	220.4
Engineered Wood Products	53.6	55.9	101.9	104.7
Other	49.9	47.6	95.8	88.9
Intersegment Sales	(0.3)	(4.4)	(0.9)	(4.9)
	$362.4	$447.5	$694.1	$744.5
Operating profit (loss):
OSB	$(22.9)	$47.9	$(32.0)	$43.4
Siding	11.3	21.8	24.0	30.3
Engineered Wood Products	(3.2)	(4.4)	(8.7)	(10.9)
Other	2.2	3.7	5.3	3.7
Less intersegment profits	—	(0.5)	—	(0.5)
Other operating credits and charges, net	0.6	(0.6)	1.4	(0.5)
Gain (loss) on sale or impairment of long-lived assets	(2.5)	0.1	(8.0)	(1.2)
General corporate and other expenses, net	(16.5)	(18.2)	(34.5)	(37.9)
Foreign currency gains (losses)	0.6	(0.1)	2.4	1.4
Investment income	3.5	4.3	7.5	10.2
Interest expense, net of capitalized interest	(14.4)	(17.7)	(28.4)	(34.5)
Loss from continuing operations before taxes	(41.3)	36.3	(71.0)	3.5
Provision (benefit) for income taxes	(8.4)	12.7	(15.2)	2.4
Income (loss) from continuing operations	$(32.9)	$23.6	$(55.8)	$1.1
NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2011, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.
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
NOTE 15 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	June 30, 2011	December 31, 2010
Environmental reserves	$14.8	$14.3
Hardboard siding reserves	17.2	17.8
Other reserves	0.1	0.8
Total contingency reserves	32.1	32.9
Current portion of contingency reserves	(7.0)	(7.0)
Long-term portion of contingency reserves	$25.1	$25.9

Hardboard Siding Reserves
LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010. LP believes that the reserve balance for this settlement at June 30, 2011 will be adequate to cover future payments to claimants and related administrative costs.
The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the first six months of 2011 and 2010 are summarized in the following table.

Dollar amounts in millions	June 30, 2011	June 30, 2010
Beginning balance, December 31,	$17.8	$24.2
Payments made for claims	(0.4)	(2.0)
Payments made for administrative costs	(0.2)	(0.8)
Ending balance	$17.2	$21.4
NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended June 30, 2011 and 2010. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2011	2010	2011	2010
Service cost	$0.8	$0.7	$1.6	$1.7
Interest cost	4.0	4.4	8.0	9.8
Expected return on plan assets	(4.5)	(4.7)	(9.0)	(10.7)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net loss	1.1	1.2	2.2	2.8
Net periodic pension cost	$1.5	$1.7	$3.0	$3.8

During the six months ended June 30, 2011 and 2010, LP recognized $3.0 million and $3.8 million of pension expense for all of LP’s defined benefit pension plans.
During the six months ended June 30, 2011, LP made no significant pension contributions for LP’s defined benefit plans. LP presently anticipates making approximately $10 to $12 million of pension contributions for the plans during the remainder of 2011.
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
Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the second quarter and first six months of 2011 and 2010 are summarized in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2011	2010	2011	2010
Beginning balance	$28.3	$31.9	$29.5	$32.9
Accrued to expense	3.8	2.0	4.9	3.1
Payments made	(1.5)	(3.3)	(3.8)	(5.4)
Total warranty reserves	30.6	30.6	30.6	30.6
Current portion of warranty reserves	(10.0)	(10.0)	(10.0)	(10.0)
Long-term portion of warranty reserves	$20.6	$20.6	$20.6	$20.6

During the second quarter of 2011, LP increased the warranty reserves related to discontinued composite decking products by $3.8 million. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period. LP continues to monitor warranty and other claims associated with these products and believes as of June 30, 2011 that the reserves associated with these matters are adequate.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.
NOTE 18 - NON-CONTROLLING INTEREST

On June 14, 2011, LP purchased the remaining 25% ownership of LP Brazil from Massisa for a payment of $24.0 million. This amount was paid through general cash reserves as well as an increase in LP's short term notes payable of $4.5 million.

NOTE 19 - DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
Included in the operating losses of discontinued operations for the second quarter of 2011 is an increase in warranty reserves of $3.8 million associated with previously discontinued composite decking products based upon expected increases in warranty claim activity.
Included in the operating losses of discontinued operations for the second quarter of 2010 is a settlement with a customer associated with a previously discontinued product of $1.9 million.

NOTE 20 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update ("ASU") impacts presentation only and will have no effect on LP's financial condition, results of operations or cash flows.
In May 2011, the FASB amended ASC 820, "Fair Value Measurement." This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. Based upon initial assessment, LP does not believe the adoption of this amendment will have a material impact on its consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and a Brazilian facility (the remaining 25% ownership interest of which was acquired during the second quarter of 2011).
To serve our markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the second quarter of 2011, the U.S. Department of Census reported that actual single and multi-family housing starts were 4% lower than for the second quarter of 2010. For the first six months of 2011, the U.S. Department of Census reported that actual single and multi-family housing starts were 5% lower than for the first six months of 2010. We believe the reduced level of building as compared to the first six months of 2010 is related to certain housing initiatives by the U.S. government in 2010 which were not in place in 2011. Building activity is unlikely to improve to “normal” levels until the number of homes available for sale is reduced, foreclosure activity subsides, employment grows and housing prices stabilize further.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future. For the second quarter of 2011 and first six months of 2011, OSB prices, as reported by Random Lengths, were 42% and 27% lower than the same periods in 2010.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the second quarter of 2011, these significant accounting estimates and judgments include:
Legal Contingencies. Our estimates of loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. In making judgments and assumptions regarding legal contingencies for ongoing class action settlements, we consider, among other things, discernible trends in the rate of claims asserted and related damage estimates and information obtained through consultation with statisticians and economists, including statistical analysis of potential outcomes based on experience to date and the experience of third parties who have been subject to product-related claims judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2011, we excluded from our estimates approximately $1.3 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2011, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities. Historically, liquidity for these auction-rate securities was typically provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of June 30, 2011, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $19.6 million ($61.5 million, par value) of auction-rate securities as long-term available-for-sale securities.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

(Dollar amounts in millions) Three Months Ended June 30, 2011	OSB	Siding	EWP	Other	Corporate	Total
Sales	$140.6	$118.6	$53.6	$49.9	$(0.3)	$362.4
Depreciation and amortization	9.4	3.9	3.1	3.3	0.5	20.2
Cost of sales and selling and administrative	148.6	103.4	53.7	42.5	15.7	363.9
Loss on sale or impairment of long lived assets	—	—	—	—	2.5	2.5
Other operating credits and charges, net	—	—	—	—	(0.6)	(0.6)
Total operating costs	158.0	107.3	56.8	45.8	18.1	386.0
Income (loss) from operations	(17.4)	11.3	(3.2)	4.1	(18.4)	(23.6)
Total non-operating income (expense)					(10.3)	(10.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(17.4)	11.3	(3.2)	4.1	(28.7)	(33.9)
Benefit for income taxes					(8.4)	(8.4)
Equity in loss of unconsolidated affiliates	5.5	—	—	1.9	—	7.4
Income (loss) from continuing operations	(22.9)	11.3	(3.2)	2.2	(20.3)	(32.9)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(22.9)	11.3	(3.2)	2.2	(20.3)	(32.9)
Income tax benefit	—	—	—	—	(8.4)	(8.4)
Interest expense, net of capitalized interest	—	—	—	—	14.4	14.4
Depreciation and amortization	9.4	3.9	3.1	3.3	0.5	20.2
EBITDA from continuing operations	(13.5)	15.2	(0.1)	5.5	(13.8)	(6.7)
Stock based compensation expense	0.2	0.1	0.1	—	1.0	1.4
Loss on sale or impairment of long lived assets					2.5	2.5
Investment income					(3.5)	(3.5)
Other operating credits and charges, net					(0.6)	(0.6)
Adjusted EBITDA from continuing operations	$(13.3)	$15.3	$—	$5.5	$(14.4)	$(6.9)

Three Months Ended June 30, 2010 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$217.8	$130.6	$55.9	$47.6	$(4.4)	$447.5
Depreciation and amortization	9.9	5.4	3.7	2.8	0.6	22.4
Cost of sales and selling and administrative	162.7	103.4	56.6	39.3	13.7	375.7
Gain on sale or impairment of long lived assets	—	—	—	—	(0.1)	(0.1)
Other operating credits and charges, net	—	—	—	—	0.6	0.6
Total operating costs	172.6	108.8	60.3	42.1	14.8	398.6
Income (loss) from operations	45.2	21.8	(4.4)	5.5	(19.2)	48.9
Total non-operating income (expense)					(13.5)	(13.5)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	45.2	21.8	(4.4)	5.5	(32.7)	35.4
Provision for income taxes					12.7	12.7
Equity in (income) loss of unconsolidated affiliates	(2.7)	—	—	1.8	—	(0.9)
Income (loss) from continuing operations	47.9	21.8	(4.4)	3.7	(45.4)	23.6
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	47.9	21.8	(4.4)	3.7	(45.4)	23.6
Provision for income taxes	—	—	—	—	12.7	12.7
Interest expense, net of capitalized interest	—	—	—	—	17.7	17.7
Depreciation and amortization	9.9	5.4	3.7	2.8	0.6	22.4
EBITDA from continuing operations	57.8	27.2	(0.7)	6.5	(14.4)	76.4
Stock based compensation expense	0.2	0.2	0.1	—	1.6	2.1
Gain on sale or impairment of long lived assets					(0.1)	(0.1)
Investment income					(4.3)	(4.3)
Other operating credits and charges, net					0.6	0.6
Adjusted EBITDA from continuing operations	$58.0	$27.4	$(0.6)	$6.5	$(16.6)	$74.7

Six Months Ended June 30, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$272.6	$224.7	$101.9	$95.8	$(0.9)	$694.1
Depreciation and amortization	18.7	8.2	7.3	6.4	1.0	41.6
Cost of sales and selling and administative	278.6	192.5	103.0	81.0	32.6	687.7
Loss on sale or impairment of long lived assets	—	—	—	—	8.0	8.0
Other operating credits and charges, net	—	—	—	—	(1.4)	(1.4)
Total operating costs	297.3	200.7	110.3	87.4	40.2	735.9
Income (loss) from operations	(24.7)	24.0	(8.4)	8.4	(41.1)	(41.8)
Total non-operating income (expense)					(18.5)	(18.5)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(24.7)	24.0	(8.4)	8.4	(59.6)	(60.3)
Benefit for income taxes					(15.2)	(15.2)
Equity in (income) loss of unconsolidated affiliates	7.3	—	0.3	3.1	—	10.7
Income (loss) from continuing operations	(32.0)	24.0	(8.7)	5.3	(44.4)	(55.8)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(32.0)	24.0	(8.7)	5.3	(44.4)	(55.8)
Income tax benefit	—	—	—	—	(15.2)	(15.2)
Interest expense, net of capitalized interest	—	—	—	—	28.4	28.4
Depreciation and amortization	18.7	8.2	7.3	6.4	1.0	41.6
EBITDA from continuing operations	(13.3)	32.2	(1.4)	11.7	(30.2)	(1.0)
Stock based compensation expense	0.4	0.2	0.2	—	4.0	4.8
Loss on sale or impairment of long lived assets					8.0	8.0
Investment income					(7.5)	(7.5)
Other operating credits and charges, net					(1.4)	(1.4)
Adjusted EBITDA from continuing operations	$(12.9)	$32.4	$(1.2)	$11.7	$(27.1)	$2.9

Six Months Ended June 30, 2010 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$335.4	$220.4	$104.7	$88.9	$(4.9)	$744.5
Depreciation and amortization	18.5	10.5	7.1	5.5	1.2	42.8
Cost of sales and selling and administative	276.7	179.6	108.3	76.8	32.4	673.8
Loss on sale or impairment of long lived assets	—	—	—	—	1.2	1.2
Other operating credits and charges, net	—	—	—	—	0.5	0.5
Total operating costs	295.2	190.1	115.4	82.3	35.3	718.3
Income (loss) from operations	40.2	30.3	(10.7)	6.6	(40.2)	26.2
Total non-operating income (expense)					(22.9)	(22.9)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	40.2	30.3	(10.7)	6.6	(63.1)	3.3
Provision for income taxes					2.4	2.4
Equity in (income) loss of unconsolidated affiliates	(3.2)	—	0.3	2.7	—	(0.2)
Income (loss) from continuing operations	43.4	30.3	(11.0)	3.9	(65.5)	1.1
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	43.4	30.3	(11.0)	3.9	(65.5)	1.1
Provision for income taxes	—	—	—	—	2.4	2.4
Interest expense, net of capitalized interest	—	—	—	—	34.5	34.5
Depreciation and amortization	18.5	10.5	7.1	5.5	1.2	42.8
EBITDA from continuing operations	61.9	40.8	(3.9)	9.4	(27.4)	80.8
Stock based compensation expense	0.5	0.3	0.3	—	4.2	5.3
Loss on sale or impairment of long lived assets					1.2	1.2
Investment income					(10.2)	(10.2)
Other operating credits and charges, net					0.5	0.5
Adjusted EBITDA from continuing operations	$62.4	$41.1	$(3.6)	$9.4	$(31.7)	$77.6

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss attributable to LP for the second quarter of 2011 was $35.5 million, or $0.27 per diluted share, on sales of $362.4 million, compared to a net income attributable to LP for the second quarter of 2010 of $22.3 million, or $0.16 per diluted share, on sales of $447.5 million. For the second quarter of 2011, loss from continuing operations was $32.9 million, or $0.25 per diluted share, compared to income from continuing operations of $23.6 million, or $0.17 per diluted share, for the second quarter of 2010.
Our net loss attributable to LP for the first six months of 2011 was $58.5 million , or $0.45 per diluted share, on sales of $694.1 million, compared to net loss attributable to LP for the first six months quarter of 2010 of $0.2 million, or $0.00 per diluted share, on sales of $744.5 million. For the first six months of 2011, loss from continuing operations was $55.8 million, or $0.43 per diluted share, compared to income from continuing operations of $1.1 million, or $0.01 per diluted share, for the first six months of 2010.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating losses, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Net sales	$140.6	$217.8	(35)%	$272.6	$335.4	(19)%
Operating losses	(22.9)	47.9	(148)%	(32.0)	43.4	(174)%
Adjusted EBITDA from continuing operations	(13.3)	58.0	(123)%	(12.9)	62.4	(121)%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2011 compared to the quarter and six months ended June 30, 2010 are as follows:

	Quarter Ended June 30, 2011 versus 2010		Six Months Ended June 30, 2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(36)%	(4)%	(25)%	5%

For both the quarter and six months ended June 30, 2011, OSB prices decreased as compared to the corresponding periods in 2010. The decrease in OSB prices was likely due to weakening of the relationship between supply and demand based upon currently operating facilities across the industry as housing starts decreased during the quarter and the six month period ended June 30, 2011. The decrease in selling price unfavorably impacted operating losses and adjusted EBITDA from continuing operations by approximately $71 million for the quarter and $83 million for the six month period ended as compared to the corresponding periods of 2010. To balance supply and demand, we continue to have two of our ten OSB mills curtailed.
Compared to the second quarter and first six months of 2010, the primary factor for increased operating losses was the decrease in commodity OSB sales prices.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months ended June 30,
	2011	2010	Change	2011	2010	Change
Net sales	$118.6	$130.6	(9)%	$224.7	$220.4	2%
Operating profits	11.3	21.8	(48)%	24.0	30.3	(21)%
Adjusted EBITDA from continuing operations	15.3	27.4	(44)%	32.4	41.1	(21)%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
SmartSide Siding	$93.5	$100.7	(7)%	$174.1	$167.2	4%
Commodity OSB	6.5	13.7	(53)%	14.1	21.8	(35)%
Canexel siding and other hardboard related products	18.6	16.2	15%	36.5	31.4	16%
Total	$118.6	$130.6	(9)%	$224.7	$220.4	2%

Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2011 compared to the quarter and six month period ended June 30, 2010 are as follows:

	Quarter Ended June 30, 2011 versus 2010		Six Months Ended June 30, 2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	(8)%	1%	3%
Commodity OSB	(38)%	(24)%	(24)%	(15)%
Canexel siding	22%	(6)%	20%	(4)%

For the second quarter of 2011 compared to the corresponding period in 2010, sales volumes decreased in our SmartSide siding line due to a sales price increase which was implemented at of the beginning of the second quarter (announced during the first quarter of 2011) which pulled forward demand as well as customers reducing inventory due to continued weakened demand primarily in the retail markets. Sales for the six month period ended June 30, 2011 as compared to the same period in 2010, we continued to increases in sales volumes due to continued market penetration in several keys market areas. Sales prices in our SmartSide siding product line for both the quarter and six month periods June 30, 2011 as compared to the corresponding periods of 2010 increased due to the previously announced sales price increase which were offset by changes in product mix.

For both the second quarter and first six months of 2011 compared to the same periods in the prior year, sales volumes declined in our Canexel siding lines due to weakening in the Canadian housing market. In our Canexel product line, sales prices increased in the second quarter and first six months of 2011 as compared to the corresponding periods of last year due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada, alignment to a richer product mix as well as a price increase which was implemented in August of 2010.

For both the second quarter and first six months of 2011 as compared to the same periods in the prior year, sales prices and volumes declined in our commodity OSB products as discussed in the OSB segment above. The decrease in selling price unfavorably impacted operating losses and adjusted EBITDA from continuing operations by approximately $4.0 million for the quarter and $4.5 million for the six month period as compared to the corresponding periods of 2010.
Overall, the decline in operating results for our siding segment for the second quarter and six months ended June 30, 2011 compared to the same periods of 2010 was primarily due to reduced OSB pricing and raw material pricing increases that were partially offset by sales price increase in both our SmartSide as well as Canexel product lines.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by the AbitibiBowater-LP or under a sales arrangement.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Net sales	$53.6	$55.9	(4)%	$101.9	$104.7	(3)%
Operating losses	(3.2)	(4.4)	27%	(8.7)	(10.9)	20%
Adjusted EBITDA from continuing operations	—	(0.6)	100%	(1.2)	(3.6)	67%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
LVL/LSL	$29.0	$27.5	5%	$52.1	49.5	5%
I-Joist	16.6	22.3	(26)%	29.6	40.9	(28)%
Related products	8.0	6.1	31%	20.2	14.3	41%
Total	$53.6	$55.9	(4)%	$101.9	$104.7	(3)%

Percent changes in average sales prices and unit shipments for the quarter and six month periods ended June 30, 2011 compared to the quarter and six months ended June 30, 2010 are as follows:

	Quarter Ended June 30, 2011 versus 2010		Six Months Ended June 30, 2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	2%	(1)%	5%	(5)%
I-Joist	3%	(29)%	6%	(32)%

During the second quarter and first six months of 2011 compared to the corresponding periods of 2010, we saw decreases in sales volumes in both LVL/LSL and I-Joist due to decreased housing demand, while net average selling prices increased in both I-Joist and LVL/LSL. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the second quarter and first six months of 2011 compared to the corresponding periods of 2010, the results of operations for EWP were improved due to higher sales price and continued improvements in our LSL facility which offset lower volumes.
OTHER PRODUCTS
Our other products category includes a moulding business, South American operations, export sales and a joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Net sales	$49.9	$47.6	5%	$95.8	$88.9	8%
Operating profits (losses)	2.2	3.7	(41)%	5.3	3.7	43%
Adjusted EBITDA from continuing operations	5.5	6.5	(15)%	11.7	9.4	24%

Sales in this segment by operation are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Moulding	$7.4	$7.6	(3)%	$15.2	$16.8	(10)%
Chilean operations	23.4	25.8	(9)%	46.3	44.0	5%
Brazilian operations	16.1	11.0	46%	28.4	21.9	30%
Other	3.0	3.2	(6)%	5.9	6.2	(5)%
Total	$49.9	$47.6	5%	$95.8	$88.9	8%

For the second quarter and first six months of 2011 compared to the corresponding periods of 2010, sales in our moulding operation were lower due to initial purchases by a new customer in the first six months of 2010. Sales in our Brazil operations increased as we continued to penetrate local and export markets. Sales in our Chilean market were slightly lower in the second quarter however for the six month period ended June 30, 2011 compared to the sames period in the prior year, we continue to see increased penetration. Our U.S. Greenfiber joint venture saw decreased sales as well as increased raw material costs.
Overall, operating results associated with these activities were positively impacted by improvements in our Chilean operation which partially offset reduced operating results in moulding and our U.S. Greenfiber joint venture.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the second quarter and first six months of 2011 compared to the corresponding periods of 2010, general corporate expenses decreased 9 percent and 9 percent and overall selling and administrative expenses decreased by 6 percent and 5 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decrease in general corporate expenses as well as overall selling and administrative is primarily related to changes in the management incentive program between periods as well as continued cost containment.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2011	2010	2011	2010
Investment income	$3.4	$5.0	$6.9	$10.4
SERP market adjustments	0.1	(0.7)	0.6	(0.2)
Investment income	3.5	4.3	7.5	10.2

Interest expense	(13.6)	(17.0)	(26.9)	(33.0)
Amortization of debt charges	(0.8)	(0.7)	(1.5)	(1.5)
Interest expense, net of capitalized interest	(14.4)	(17.7)	(28.4)	(34.5)

Foreign currency gains (losses)	0.6	(0.1)	2.4	1.4
Other non-operating expense	0.6	(0.1)	2.4	1.4
Total non-operating income (expense)	$(10.3)	$(13.5)	$(18.5)	$(22.9)

INCOME TAXES
For the second quarter and first six months of of 2011, we recorded an income tax benefit on continuing operations of 20% and 21% as compared to 35% and 69% in the comparable periods of 2010. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first six months of 2011 relates to state income taxes, the effect of foreign tax rates and increases in valuation allowances due to net operating loss carry forwards in various jurisdictions. For the six months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to state income taxes, the effect of foreign tax rates and a discrete adjustment for state income taxes.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information on our plans. We estimate that our net periodic pension cost for 2011 will be approximately $5.7 million. If a curtailment or settlement occurs in 2011, this estimate may change significantly. We estimate that we will contribute approximately $10 to $12 million to our defined benefit pension plans in 2011. At December 31, 2010, we had $115.1 million of net actuarial loss and $1.0 million of prior service cost included in accumulated other comprehensive loss. Of these amounts, we expect to recognize a net actuarial loss of $3.5 million as a component of net periodic pension cost in 2011, which will account for approximately 62% of our estimated 2011 net periodic pension cost.

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
Cumulative statistics under hardboard settlements are as follows:

June 30, 2011
Completed claims received	86,900
Claims dismissed	14,500
Claims settled	74,000

The average payment amount for settled claims as of June 30, 2011 was $1,000. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.
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
OPERATING ACTIVITIES
During the first six months of 2011, we used $39.0 million of cash from operating activities compared to cash provided of $35.6 million in the first six months of 2010. The increase in cash used by operating activities in the first six months of 2011 was primarily related to the receipt of $46.8 million tax refund in the first six months of 2010.
During the first six months of 2011, our accounts receivable declined due to lower sales volume across all product lines as well as lower OSB pricing. No substantial change in credit terms or number of days outstanding occurred. Inventory increased based on our requirements to increase log inventory due to the inability to harvest logs during the spring break up. Accounts payable decreased slightly.
INVESTING ACTIVITIES
During the first six months of 2011, cash provided from investing activities was approximately $5.6 million. Capital expenditures in the first six months of 2011 were $8.0 million. Additionally, we contributed $3.1 million to our joint ventures for working capital requirements. During the first six months, we reduced our restricted cash under letters of credit or credit facility requirements by $16.4 million primarily associated with the renegotiation of our Chilean loan. Included in “Accounts payable” is $0.8 million related to capital expenditures that had not yet been paid as of June 30, 2011.
During the first six months of 2010, cash provided from investing activities was approximately $122.2 million. Capital expenditures in the first six months of 2010 were $5.4 million. Additionally, we received $6.1 million from our joint ventures and $1.2 million in the sale of assets. We received $115.1 million in principal payments on our notes receivable from asset sales. Restricted cash was reduced by $5.2 million. Included in “Accounts payable” was $1.5 million related to capital expenditures that had not yet been paid as of June 30, 2010.
Capital expenditures in 2011 are expected not to exceed $25 million related to projects critical for continuing operations.
FINANCING ACTIVITIES
During the first six months of 2011, we redeemed the non-controlling interest associated with the 25% ownership of our Brazilian OSB operation for $24.0 million. In connection with this redemption, we borrowed $4.5 million under a short term Chilean working capital loan. As part of our on-going cost reduction activities, we renegotiated our Chilean loan which required us to pay a financing fee of $1.0 million allowing us to release our restricted cash associated with letters of credit supporting Chilean borrowings and lower the interest rate on this loan.
During the first six months of 2010, we repaid $113.8 million of our limited recourse notes payable.
CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in September of 2012.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based upon certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. At June 30, 2011, we had $79.6 million of unused borrowing base capacity under the credit facility. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At June 30, 2011, we had no borrowings outstanding under the facility. Outstanding under this facility at June 30, 2011 were $11.6 million in letters of credit which were collateralized by $12.5 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect that our fixed charge coverage ratio may fall below 1.1 to 1.0 from time to time during 2011, and, accordingly we will be subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above during such time. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility may become constrained to an amount that does not exceed the excess of our adjusted borrowing base over $15 million.
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
OTHER LIQUIDITY MATTERS
As of June 30, 2011, we had $19.6 million ($61.5 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. Subsequent to June 30, 2011, we sold $18.5 million ($35.9 million, par value) of these securities for cash proceeds of $18.7 million plus accrued interest.
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
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June  30, 2011, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at June 30, 2011, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2011, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Oriented strand board, million square feet 3/8" basis(1)	811	846	1,571	1,510
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	41	54	87	102
Wood-based siding, million square feet 3/8" basis	201	226	422	429
Engineered I-Joist, million lineal feet(1)	16	21	29	43
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,727	1,885	3,356	3,389

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB N. Central 7/16" Basis
Annual Average
2005	320
2006	210
2007	146
2008	172
2009	163
2010 1st Qtr. Avg.	214
2010 2nd Qtr. Avg.	295
2011 1st Qtr. Avg .	198
2011 2nd Qtr. Avg.	172

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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
We have a high degree of product concentration. OSB accounted for about 46% of our North American sales in the first six months of 2011 and 53% of our sales in the first six months of 2010 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]
None.

Item 5.	Other Information

In light of the vote by shareholders on the frequency of the advisory vote on executive compensation at the May 5, 2011 Annual Meeting of Shareholders and the Board’s recommended frequency for such vote, the Company will ask shareholders to vote on executive compensation each year.

Item 6.	Exhibits

10.13	2004 Executive Deferred Compensation Plan, amended June 14, 2011

10.14	Supplemental Executive Retirement Plan, amended June 14, 2011

10.15	Non-Employee Director Phantom Share Plan, adopted May 15, 2011

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document*

100.SCH	XBRL Taxonomy Extension Schema Document*

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

100.LAB	XBRL Taxonomy Extension Label Linkbase Document*

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be filed by amendment
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

LOUISIANA-PACIFIC CORPORATION

Date:	July 29, 2011	BY:	/S/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date:	July 29, 2011	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)