Form 10-Q/A
period 2011-06-30
LOUISIANA-PACIFIC CORP
filed 2011-08-16
CIK 60519

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Louisiana-Pacific Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on July 29, 2011 (“the Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.	Exhibits

10.13 *	2004 Executive Deferred Compensation Plan, amended June 14, 2011

10.14 *	Supplemental Executive Retirement Plan, amended June 14, 2011

10.15 *	Non-Employee Director Phantom Share Plan, adopted May 15, 2011

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1 *	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS **	XBRL Instance Document*

100.SCH **	XBRL Taxonomy Extension Schema Document*

100.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document*

100.DEF **	XBRL Taxonomy Extension Definition Linkbase Document*

100.LAB **	XBRL Taxonomy Extension Label Linkbase Document*

100.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Louisiana-Pacific Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on July 29, 2011

**	Furnished herewith

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