Form 10-Q
period 2011-09-30
LOUISIANA-PACIFIC CORP
filed 2011-11-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,274,000 shares of Common Stock, $1 par value, outstanding as of November 7, 2011.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$350.6	$322.8	$1,044.7	$1,067.3
Operating costs and expenses:
Cost of sales	322.0	289.1	953.3	903.4
Depreciation and amortization	19.6	18.7	61.2	61.5
Selling and administrative	26.5	27.7	82.9	87.2
(Gain) loss on sale or impairment of long-lived assets, net	65.0	0.9	73.0	2.1
Other operating credits and charges, net	(9.8)	2.3	(11.2)	2.8
Total operating costs and expenses	423.3	338.7	1,159.2	1,057.0
Income (loss) from operations	(72.7)	(15.9)	(114.5)	10.3
Non-operating income (expense):
Other than temporary investment impairment	—	(16.9)	—	(16.9)
Interest expense, net of capitalized interest	(14.2)	(15.3)	(42.6)	(49.8)
Investment income	16.7	4.9	24.2	15.1
Other non-operating items	(4.0)	(0.4)	(1.6)	1.0
Total non-operating expense	(1.5)	(27.7)	(20.0)	(50.6)
Loss from continuing operations before taxes and equity in losses of unconsolidated affiliates	(74.2)	(43.6)	(134.5)	(40.3)
Benefit for income taxes	(20.9)	(16.4)	(36.1)	(14.0)
Equity in loss of unconsolidated affiliates	6.0	3.7	16.7	3.5
Loss from continuing operations	(59.3)	(30.9)	(115.1)	(29.8)
Loss from discontinued operations before taxes	(10.3)	(1.3)	(14.4)	(3.6)
Benefit for income taxes	(4.0)	(0.5)	(5.6)	(1.4)
Loss from discontinued operations	(6.3)	(0.8)	(8.8)	(2.2)
Net loss	(65.6)	(31.7)	(123.9)	(32.0)
Less: Net income attributed to non-controlling interest	—	0.3	0.2	0.2
Loss attributed to Louisiana-Pacific Corporation	$(65.6)	$(32.0)	$(124.1)	$(32.2)
Loss per share of common stock (basic):
Loss from continuing operations	$(0.44)	$(0.23)	$(0.87)	$(0.23)
Loss from discontinued operations	(0.05)	(0.01)	(0.07)	(0.02)
Net loss per share	$(0.49)	$(0.24)	$(0.94)	$(0.25)
Net loss per share of common stock (diluted):
Loss from continuing operations	$(0.44)	$(0.23)	$(0.87)	$(0.23)
Loss from discontinued operations	(0.05)	(0.01)	(0.07)	(0.02)
Net loss per share	$(0.49)	$(0.24)	$(0.94)	$(0.25)

Average shares of stock outstanding - basic	134.5	131.1	132.4	128.5
Average shares of stock outstanding - diluted	134.5	131.1	132.4	128.5

Amounts attributed to LP Corporation common shareholders
Loss from continuing operations, net of tax	$(59.3)	$(31.2)	$(115.3)	$(30.0)
Loss from discontinued operations, net of tax	(6.3)	(0.8)	(8.8)	(2.2)
	$(65.6)	$(32.0)	$(124.1)	$(32.2)
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$360.1	$389.3
Receivables, net of allowance for doubtful accounts of $1.2 million at September 30, 2011 and $1.3 million at December 31, 2010	86.2	66.8
Income tax receivable	4.4	18.7
Inventories	156.0	151.9
Prepaid expenses and other current assets	8.6	5.6
Deferred income taxes	12.8	23.4
Current portion of notes receivable from asset sales	10.0	—
Assets held for sale	52.7	57.9
Total current assets	690.8	713.6
Timber and timberlands	44.8	46.8
Property, plant and equipment, at cost	2,039.2	2,112.5
Accumulated depreciation	(1,246.8)	(1,195.4)
Net property, plant and equipment	792.4	917.1
Notes receivable from asset sales	523.5	533.5
Long-term investments	0.5	15.4
Restricted cash	14.5	31.1
Investments in and advances to affiliates	98.8	110.0
Intangible assets, net of amortization	1.6	2.2
Deferred debt costs	8.7	10.1
Other assets	23.6	24.9
Long-term deferred tax asset	3.9	5.9
Total assets	$2,203.1	$2,410.6
LIABILITIES AND EQUITY
Current portion of long-term debt	$10.6	$0.2
Accounts payable and accrued liabilities	129.1	127.8
Current portion of contingency reserves	4.0	7.0
Total current liabilities	143.7	135.0
Long-term debt, excluding current portion	716.2	714.5
Contingency reserves, excluding current portion	17.8	25.9
Other long-term liabilities	121.1	129.8
Deferred income taxes	119.9	164.8
Redeemable non-controlling interest	—	22.8
Stockholders’ equity:
Common stock	149.8	144.8
Additional paid-in capital	554.6	559.4
Retained earnings	739.0	863.1
Treasury stock	(279.8)	(279.9)
Accumulated comprehensive loss	(79.2)	(69.6)
Total stockholders’ equity	1,084.4	1,217.8
Total liabilities and stockholders’ equity	$2,203.1	$2,410.6
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65.6)	$(31.7)	$(123.9)	$(32.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19.6	18.7	61.2	61.5
(Gain) loss from unconsolidated affiliates	6.0	3.7	16.7	3.5
(Gain) loss on sale or impairment of long-lived assets	65.0	0.9	73.0	2.1
Other operating credits and charges, net	(9.8)	(0.8)	(11.2)	1.9
Other-than-temporary investment impairment	—	16.9	—	16.9
Realized gain on sale of long-term-investment	(15.2)	—	(15.2)	—
Exchange (gain) loss on remeasurement	(3.8)	0.2	(1.1)	0.4
Cash settlement of contingencies	(0.4)	(5.0)	(1.3)	(8.4)
Pension (payments) expense, net	(10.4)	(8.7)	(10.0)	(5.3)
Stock-based compensation expense	1.6	1.7	6.4	7.0
Other adjustments, net	9.1	(2.3)	16.7	1.3
Decrease (increase) in receivables	2.5	31.2	(22.2)	(19.5)
Decrease (increase) in income tax receivable	9.6	(2.7)	14.3	34.7
Decrease (increase) in inventories	14.6	17.5	(6.0)	(6.7)
Decrease (increase) in prepaid expenses	(0.3)	0.7	(3.2)	(0.9)
Increase (decrease) in accounts payable and accrued liabilities	3.6	(12.6)	1.3	(4.0)
Decrease in deferred income taxes	(21.0)	(18.3)	(29.3)	(7.5)
Net cash provided by (used in) operating activities	5.1	9.4	(33.8)	45.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(5.4)	(6.1)	(13.4)	(11.5)
Investments and advances to joint ventures	(1.5)	—	(4.6)	6.1
Proceeds from sales of assets	0.9	0.3	1.2	1.5
Receipt of proceeds from notes receivable	—	—	—	115.1
Proceeds from sale of investments	19.1	—	19.1	—
Decrease (increase) in restricted cash under letters of credit/credit facility	0.2	(0.1)	16.6	5.1
Net cash provided by (used in) investing activities	13.3	(5.9)	18.9	116.3
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long term debt	10.0	—	10.0	—
Repayment of long term debt	(0.1)	(60.3)	(0.2)	(174.1)
Short term borrowings, net of repayments	(4.5)	—	—	—
Redemption of non-controlling interest	—	—	(24.0)	—
Payment of debt issuance fees	—	—	(1.0)	—
Net cash provided by (used in) financing activities	5.4	(60.3)	(15.2)	(174.1)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	2.3	1.8	0.9	0.8
Net increase (decrease) in cash and cash equivalents	26.1	(55.0)	(29.2)	(12.0)
Cash and cash equivalents at beginning of period	334.0	437.1	389.3	394.1
Cash and cash equivalents at end of period	$360.1	$382.1	$360.1	$382.1
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	144.8	$144.8	12.9	$(279.9)	$559.4	$863.1	$(69.6)	$1,217.8	$22.8
Net income (loss)	—	—	—	—	—	(124.1)	—	(124.1)	0.2
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.2)	0.1	(1.0)	—	—	(0.9)	—
Compensation expense associated with stock awards	—	—	—	—	6.4	—	—	6.4	—
Warrants exercised	5.0	5.0	—	—	(5.0)	—	—	—	—
Redemption of redeemable non-controlling interest	—	—	—	—	(5.2)	—	5.6	0.4	(24.0)
Other comprehensive income (loss)	—	—	—	—	—	—	(15.2)	(15.2)	1.0
Balance, September 30, 2011	149.8	$149.8	12.7	$(279.8)	$554.6	$739.0	$(79.2)	$1,084.4	$—
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(65.6)	$(31.7)	$(123.9)	$(32.0)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(15.6)	9.3	(11.3)	4.6
Unrealized gain (loss) on derivative instruments	(0.1)	—	0.5	0.1
Unrealized gain (loss) on marketable securities, net of reversals	(9.0)	1.5	(6.4)	6.3
Defined benefit pension plans:
Amortization of prior service cost	1.3	—	2.0	—
Exchange gains (loss) on remeasurement	1.0	—	1.0	—
Amortization of net loss	—	0.8	—	2.3
Other comprehensive income (loss), net of tax	(22.4)	11.6	(14.2)	13.3
Net income attributable to noncontrolling interest	—	(0.3)	(0.2)	(0.2)
Foreign currency translation adjustments attributed to non-controlling interest	—	(1.0)	(1.0)	(0.6)
Comprehensive income (loss)	$(88.0)	$(21.4)	$(139.3)	$(19.5)
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
Certain prior year amounts have been reclassified to conform with the current year presentation associated with certain expenses which were previously classified as selling and administrative expenses and now have been classified to cost of good sold. Such reclassification was not considered material.
NOTE 2 – STOCK-BASED COMPENSATION
At September 30, 2011, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $1.6 million for the quarter ended September 30, 2011 as compared to $1.7 million for the quarter ended September 30, 2010 and $6.4 million for the nine months ended September 30, 2011 as compared to $7.0 million for the nine months ended September 30, 2010.
Stock Compensation Plans
LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At September 30, 2011, 4,739,880 shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first nine months of the respective years noted:

	2011	2010
Expected stock price volatility	63.9%	59.5%
Expected dividend yield	—%	—%
Risk-free interest rate	2.1%	2.4%
Expected life of options	5.16	5.13
Weighted average fair value of options and SSARs granted	$5.62	$3.73
The following table summarizes stock options and SSARs outstanding as of September 30, 2011, as well as activity during the nine month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2011	7,580	$13.10
SSARs granted	813	10.12
Options / SSARs exercised	(18)	4.93
Options /SSARs cancelled	(58)	14.82
Options/SSARs outstanding at September 30, 2011	8,317	$12.81	6.5	$5.2
Vested and expected to vest at September 30, 2011	7,901	—	—	$4.9
Options/SSARS exercisable at September 30, 2011	6,144	$14.94	—	$3.4
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on September 30, 2011. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of September 30, 2011, there was $0.9 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.4 years. LP recorded compensation expense related to these awards in the first nine months of 2011 of $3.5 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first nine months of 2011 of $1.9 million. As of September 30, 2011, there was $2.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.3 years.
The following table summarizes incentive share awards outstanding as of September 30, 2011 as well as activity during the nine months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2011	955,936
Incentive share awards granted	303,816
Incentive share awards vested	(121,500)
Incentive share awards cancelled	(41,314)
Incentive shares outstanding at September 30, 2011	1,096,938	1.25	$5.6
Vested and expected to vest at September 30, 2011	1,042,091	1.25	$5.3
Incentive share awards exercisable at September 30, 2011	—	—	—
Restricted Stock
LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of September 30, 2011, there was $2.3 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.0 years.
The following table summarizes the restricted stock outstanding as of September 30, 2011 as well as activity during the nine months then ended.

	Nine Months ended September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2011	783,289	$6.31
Restricted stock awards granted	139,239	10.30
Restrictions lapsing	(171,800)	15.27
Restricted stock awards at September 30, 2011	750,728	$5.00
LP recorded compensation expense related to these awards in the first nine months of 2011 of $1.0 million.
Through 2010, LP annually granted to each director restricted stock or restricted stock units. As of September 30, 2011, LP had 352,178 shares (or restricted stock units) outstanding under this program.
Phantom stock
Beginning in 2011, LP annually grants phantom stock units to its directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of September 30, 2011, LP had 39,944 shares outstanding under this program.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP’s investments that are measured at fair value on a recurring basis are categorized below using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.
The following table summarizes assets measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$0.5	$—	$—	$0.5
Trading securities	2.6	2.6	—	—
Total	$3.1	$2.6	$—	$0.5
Dollar amounts in millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$15.4	$—	$3.8	$11.6
Trading securities	2.6	2.6	—	—
Total	$18.0	$2.6	$3.8	$11.6
Available for sale securities measured at fair value as of September 30, 2011 and December 31, 2010 are recorded in cash and cash equivalents and long-term investments on LP’s consolidated balance sheets. Included in available for sale securities are auction rate securities (ARS).
Due to the lack of observable market quotations on a portion of LP’s ARS portfolio, LP evaluates the structure of its ARS holdings and current market estimates of fair value, including fair value estimates from issuing banks that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of LP’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact LP’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. During the third quarter, LP sold ARS of $38.1 million par value for $19.1 million.
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
The following table summarizes changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended September 30, 2010 and September 30, 2011.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2009	$26.3
Total realized/unrealized gains (losses) included in other comprehensive income	10.3
Balance at September 30, 2010	$36.6
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at September 30, 2010	$—

Balance at December 31, 2010	$11.6
Sale of ARS	(15.0)
Total realized/unrealized gains (losses) included:
Investment income	11.1
Other comprehensive income	(7.2)
Balance at September 30, 2011	$0.5
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at September 30, 2011	$—
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these investments.
LP reviews the carrying values of long-lived assets (excluding goodwill) to be held and used, for the impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable (given assumptions on housing starts and growth rates) and exceeds estimated fair value.
The following table summarizes long-lived assets measured on a nonrecurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$82.6	$—	$—	$82.6
Long-lived assets held for sale	52.7	—	52.7	—
Total	$135.3	$—	$52.7	$82.6
Dollar amounts in millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$—	$—	$—	$—
Long-lived assets held for sale	57.9	—	57.9	—
Total	$57.9	$—	$57.9	$—
During the third quarter of 2011, LP determined that an impairment review was required of its LSL facility located in Houlton, Maine due to continued operating losses which were driven by the significant reductions in current and forecasted housing starts. As a result of this review, LP recognized a pre-tax, non-cash impairment charge of $62.0 million in the third quarter of 2011. The estimated fair value of long-lived assets was calculated based on the income approach using the discounted probability of weighted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. In addition, liquidation values were considered where appropriate, as well as indicated values from divestiture activities. These assets are included in LP's property plant and equipment (long-lived assets) which are held and used.
Additionally during the third quarter of 2011, LP recorded an impairment charge of $2.4 million on various assets held for sale to reduce their carrying value to the estimated selling price less selling costs. The valuation of these assets was determined based using level two inputs under the market approach. Also, LP recorded an impairment charge of $0.5 million on assets no longer used.

For the nine months ended September 30, 2011, in addition to the impairments noted above, LP recorded an impairment charge of $3.6 million to reduce the carrying value of assets held for sale to the estimated selling prices less selling cost. The valuation of these assets was determined using level two inputs under the market approach. Also, LP recorded an impairment charge of $4.4 million on assets no longer used.
During the third quarter of 2010, LP recorded an other-than-temporary impairment charge of $16.9 million to reduce the carrying value of an equity method investment to its estimated net sales price. LP took this action in connection with a decision by its joint venture partner to sell its interest in the joint venture to a third party. Subsequent to the recording of this impairment, the discussions for sale of this investment were terminated. However LP determined based upon market conditions that the reduction in carrying value was still appropriate. The valuation of these assets was determined using level two inputs under the market approach.
Additionally during the third quarter of 2010, LP recorded an impairment charge of $0.9 million on various assets held for sale to reduce their carrying value to the estimated selling price less selling costs. The valuation of these assets was determined based using level two inputs under the market approach.
For the nine months ended September 30, 2010, in addition to the impairment noted above, LP recorded an impairment charge of $1.2 million to reduce the carrying value of the assets held for sale to the estimated selling price less selling cost. The valuation of these assets was determined using level two inputs under the market approach.
NOTE 4 – EARNINGS PER SHARE
Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee and director stock options, stock settled stock appreciation rights, incentive shares and warrants) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

Dollar and share amounts in millions, except per share amounts	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Loss attributed to LP common shares:
Loss from continuing operations	$(59.3)	$(31.2)	$(115.3)	$(30.0)
Loss from discontinued operations	(6.3)	(0.8)	(8.8)	(2.2)
Net loss	$(65.6)	$(32.0)	$(124.1)	$(32.2)
Denominator:
Basic - weighted average common shares outstanding	134.5	131.1	132.4	128.5
Dilutive effect of stock warrants	—	—	—	—
Dilutive effect of stock plans	—	—	—	—
Diluted shares outstanding	134.5	131.1	132.4	128.5
Basic earnings per share:
Loss from continuing operations	$(0.44)	$(0.23)	$(0.87)	$(0.23)
Loss from discontinued operations	(0.05)	(0.01)	(0.07)	(0.02)
Net loss per share	$(0.49)	$(0.24)	$(0.94)	$(0.25)
Diluted earnings per share:
Loss from continuing operations	$(0.44)	$(0.23)	$(0.87)	$(0.23)
Loss from discontinued operations	(0.05)	(0.01)	(0.07)	(0.02)
Net loss per share	$(0.49)	$(0.24)	$(0.94)	$(0.25)
For the quarter and nine month period ended September 30, 2011, stock options, stock warrants and SSARs relating to approximately 5.9 million and 7.3 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations. For the quarter and nine month period ended September 30, 2010, stock options, stock warrants and SSARs relating to approximately 15.6 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.
During the nine month period ended September 30, 2011, LP issued 5.0 million shares associated with the exercise of stock warrants. The warrants have an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. At September 30, 2011, the remaining outstanding warrants were exercisable to purchase approximately 3.9 million shares, at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2011	December 31, 2010
Trade receivables	$75.7	$56.2
Interest receivables	3.1	1.1
Other receivables	8.6	10.8
Allowance of doubtful accounts	(1.2)	(1.3)
Total	$86.2	$66.8
Other receivables at September 30, 2011 and December 31, 2010 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2011	December 31, 2010
Logs	$17.1	$22.4
Other raw materials	20.0	21.4
Finished products	111.0	100.3
Supplies	8.6	8.5
LIFO reserve	(0.7)	(0.7)
Total	$156.0	$151.9
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of September 30, 2011 and December 31, 2010, LP included three OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollars in millions	September 30, 2011	December 31, 2010
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$13.8	$13.4
Buildings	24.0	24.5
Machinery and equipment	179.5	197.7
	217.3	235.6
Accumulated depreciation	(164.6)	(177.7)
Net property, plant and equipment	$52.7	$57.9
NOTE 8 – INCOME TAXES
Accounting standards state that companies account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amount thereof that is more likely than not to be realized. The likelihood of realizing deferred tax assets is evaluated by, among other things, estimating future taxable income to which the deferred tax assets may be applied and assessing the impact of tax planning strategies.
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
For the first nine months of 2011, the primary differences between the U.S. statutory rate of 35.0% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions. For the first nine months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and a discrete adjustment for state income taxes.
The income tax components and associated effective income tax rates for the quarter and nine months periods ended September 30, 2011 and 2010 are as follows:

	Quarter Ended September 30,
	2011		2010
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(20.9)	26%	$(16.4)	35%
Discontinued operations	(4.0)	39%	(0.5)	39%
	$(24.9)	28%	$(16.9)	35%

	Nine Months Ended September 30,
	2011		2010
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(36.1)	24%	$(14.0)	32%
Discontinued operations	(5.6)	39%	(1.4)	39%
	$(41.7)	25%	$(15.4)	32%
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
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	September 30, 2011	December 31, 2010
Debentures:
Senior secured notes, maturing 2017	$188.0	$183.5
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	39.8	42.3
Brazilian export financing facility, maturing 2017	10.0	—
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.4	0.3
Total	726.8	714.7
Less: current portion	(10.6)	(0.2)
Net long-term portion	$716.2	$714.5
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
LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410.0 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41.0 million as of September 30, 2011 and December 31, 2010.
In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is partially secured by property, plant and equipment in Chile. The loan will be repaid in 16 equal semi-annual payments beginning in June 2012 and ending December 2019. As of September 30, 2011, no principal payments have been made on this loan. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates or required inflation adjustments.
In August 2011, LP entered into a export financing loan agreement with a Brazilian bank. This loan will be repaid in 10 equal semi-annual payments beginning in January 2013 and ending July 2017.
Subsequent to September 30, 2011, LP entered into an amendment to its credit facility which (1) extends the maturity from September 10, 2012 to October 14, 2016, (2) decreases the interest rate payable for certain types of loans, (3) permits LP to include in its borrowing base certain inventory that was previously excluded, (4) increases LP's flexibility to incur and prepay certain debt and (5) provides that the credit facility lenders' second priority liens on certain assets of LP and its subsidiaries that secure certain indebtedness of LP and its subsidiaries to other parties on a first priority basis will be automatically released in connection with the repayment of such other indebtedness.
LP estimates the senior secured notes maturing in 2017 to have a fair value of $234.0 million as of September 30, 2011 and $263.0 million at December 31, 2010 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and nine month periods ended September 30, 2011 and 2010 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2011	2010	2011	2010
Severance	$(0.4)	$—	$(0.4)	$—
Construction related legal reserves	(0.5)	—	(0.5)	(0.6)
Addition to environmental reserves	—	—	(0.9)	—
Reduction to product related contingency reserves	10.7	—	10.7	—
Timber related reserves	—	—	1.5	—
Settlement of legal claim	—	(2.2)	0.8	(2.3)
Other	—	(0.1)	—	0.1
	$9.8	$(2.3)	$11.2	$(2.8)
During the third quarter of 2011, LP recorded a loss of $0.4 million associated with severance related to a recently indefinitely curtailed OSB mill in British Columbia, Canada. LP expects to record an additional $1.4 million over the fourth quarter of 2011 and the first quarter of 2012 in connection with this closure. LP also recorded a loss of $0.5 million associated with an assessment in connection with one of its indefinitely curtailed OSB mills. Additionally, LP recorded a gain of $10.7 million related to a reduction in product related contingency reserves associated with the National hardboard class action settlement.
During the second quarter of 2011, LP recorded a gain of $1.5 million related to reductions in reforestation liabilities associated with LP's Canadian timber obligations and an increase of $0.9 million in environmental reserves associated with a facility currently held for sale.
During the first quarter of 2011, LP recorded a gain of $0.8 million related to an action against a previous claims inspector associated with LP’s hardboard class action for various states.
During the third quarter of 2010, LP recorded a loss of $2.2 million associated with LP's settlement of a product related anti-trust litigation matter.
During the second quarter of 2010, LP recorded a loss of $0.6 million associated with an assessment in connection with its indefinitely curtailed OSB mills.
NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2011 and 2010, LP sold $1.5 million and $0.4 million of products to AbitibiBowater-LP and purchased $9.6 million and $7.7 million of I-joist from AbitibiBowater-LP. LP also purchased $19.3 million and $21.4 million of OSB from Canfor-LP during the quarters ended September 30, 2011 and 2010. For the nine month periods ended September 30, 2011 and 2010, LP sold $4.4 million and $4.8 million of products to AbitibiBowater-LP and purchased $26.4 million and $31.8 million of I-joist from AbitibiBowater-LP. LP also purchased $65.8 million and $85.8 million of OSB from Canfor-LP during the nine months ended September 30, 2011 and 2010. Included in LP’s Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 are $1.9 million and $1.6 million in accounts receivable from these affiliates and $3.4 million and $2.4 million in accounts payable related to these affiliates.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2011	2010	2011	2010
Net sales:
OSB	$138.8	$140.1	$411.4	$475.5
Siding	112.0	104.6	336.6	325.0
Engineered Wood Products	54.9	38.0	156.9	142.7
Other	45.8	41.2	141.6	130.1
Intersegment sales	(0.9)	(1.1)	(1.8)	(6.0)
	$350.6	$322.8	$1,044.7	$1,067.3
Operating profit (loss):
OSB	$(16.0)	$(5.0)	$(48.0)	$38.4
Siding	11.8	9.3	35.9	39.6
Engineered Wood Products	(3.2)	(4.9)	(11.9)	(15.9)
Other	(0.9)	0.7	4.2	4.6
Less intersegment profits	—	0.5	—	—
Other operating credits and charges, net	9.8	(2.3)	11.2	(2.8)
Loss on sale or impairment of long-lived assets	(65.0)	(0.9)	(73.0)	(2.1)
General corporate and other expenses, net	(15.2)	(17.0)	(49.6)	(55.0)
Foreign currency gains (losses)	(4.0)	(0.4)	(1.6)	1.0
Other-than-temporary investment impairment	—	(16.9)	—	(16.9)
Investment income	16.7	4.9	24.2	15.1
Interest expense, net of capitalized interest	(14.2)	(15.3)	(42.6)	(49.8)
Loss from continuing operations before taxes	(80.2)	(47.3)	(151.2)	(43.8)
Benefit for income taxes	(20.9)	(16.4)	(36.1)	(14.0)
Loss from continuing operations	$(59.3)	$(30.9)	$(115.1)	$(29.8)
NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2011, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required. See discussion in Note 3 Fair Value Measurements for impairment charges recorded in the periods presented.
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
NOTE 15 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	September 30, 2011	December 31, 2010
Environmental reserves	$15.2	$14.3
Hardboard siding reserves	6.4	17.8
Other reserves	0.2	0.8
Total contingency reserves	21.8	32.9
Current portion of contingency reserves	(4.0)	(7.0)
Long-term portion of contingency reserves	$17.8	$25.9
Hardboard Siding Reserves
LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010. LP believes that the reserve balance for this settlement at September 30, 2011 will be adequate to cover future payments to claimants and related administrative costs.
The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the first nine months of 2011 and 2010 are summarized in the following table.

Dollar amounts in millions	September 30, 2011	September 30, 2010
Beginning balance, December 31,	$17.8	$24.2
Reversal of reserves	(10.7)	—
Payments made for claims	(0.4)	(2.4)
Payments made for administrative costs	(0.3)	(1.2)
Ending balance	$6.4	$20.6
During the third quarter of 2011, LP decreased its reserves in connection with this settlement due to reductions in claims activity. LP believes that the reserve balance at September 30, 2011 will be adequate to cover future payments to claimants and related administrative costs.
NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended September 30, 2011 and 2010. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2011	2010	2011	2010
Service cost	$0.8	$0.8	$2.4	$2.5
Interest cost	4.0	4.2	12.0	13.9
Expected return on plan assets	(4.5)	(4.8)	(13.5)	(15.4)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of net loss	1.1	1.2	3.3	4.0
Net periodic pension cost	$1.5	$1.5	$4.5	$5.3
During the nine months ended September 30, 2011 and 2010, LP recognized $4.5 million and $5.3 million of pension expense for all of LP’s defined benefit pension plans.
During the nine months ended September 30, 2011, LP made $11.0 million in pension contributions for LP’s defined benefit plans. LP presently anticipates making approximately $0.5 million in additional pension contributions for the plans during the remainder of 2011.
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
During the first nine months of 2011, LP provided a guarantee on behalf of one of its joint ventures to the joint venture bank lender of $3.4 million. Subsequent to the end of the third quarter, LP agreed to contribute $3.0 million to this joint venture and the guarantee amount was reduced to $2.2 million.
Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the third quarter and first nine months of 2011 and 2010 are summarized in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2011	2010	2011	2010
Beginning balance	$30.6	$30.6	$29.5	$32.9
Accrued to expense	9.8	0.9	14.7	4.3
Payments made	(5.2)	(4.0)	(9.0)	(9.7)
Total warranty reserves	35.2	27.5	35.2	27.5
Current portion of warranty reserves	(12.0)	(10.0)	(12.0)	(10.0)
Long-term portion of warranty reserves	$23.2	$17.5	$23.2	$17.5
During the third quarter of 2011, LP increased the warranty reserves related to discontinued composite decking products by $8.2 million which was a further increase from the $3.8 million recorded in the second quarter of 2011. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims and associated costs related to a specific operation and specific time period. LP continues to monitor warranty and other claims associated with these products and believes as of September 30, 2011 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.
NOTE 18 - NON-CONTROLLING INTEREST
On June 14, 2011, LP purchased the remaining 25% ownership of LP Brazil from Massisa for a payment of $24.0 million. Subsequent to the purchase, LP incurred $10.0 million of long term export financing debt in connection with the purchase and used a portion of the proceeds to repay interim borrowing incurred to fund a portion of the purchase price.
NOTE 19 - DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
Included in the operating losses of discontinued operations for the third quarter of 2011 is an increase in warranty reserves of $8.2 million associated with previously discontinued composite decking products based upon expected increases in warranty claim activity. In addition to the above mentioned increase, included in operating losses of discontinued operations for the nine months ended September 30, 2011 was an increase or $3.8 million in warranty reserves recorded in the second quarter of 2011.
Included in the operating losses of discontinued operations for the third quarter of 2010 is a settlement of $0.9 million associated with a class action suit related to a previously discontinued product. In addition to the above, included in the operating losses for the nine months ended September 30, 2010 is a settlement with a customer associated with a previously discontinued product of $1.9 million.

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
To serve our markets, we operate in three segments: Oriented Strand Board (OSB), Siding, and Engineered Wood Products (EWP).
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the third quarter of 2011, the U.S. Department of Census reported that actual single and multi-family housing starts were 6% higher than for the third quarter of 2010. For the first nine months of 2011, the U.S. Department of Census reported that actual single and multi-family housing starts were 2% lower than for the first nine months of 2010. Building activity is unlikely to improve to “normal” levels until the number of homes available for sale is reduced, foreclosure activity subsides, employment grows and housing prices stabilize further.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels or increase or decrease in the future. For the third quarter of 2011 and first nine months of 2011, OSB prices, as reported by Random Lengths, were 2% higher and 20% lower than the same periods in 2010.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2010 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the third quarter of 2011, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2011, we excluded from our estimates approximately $1.3 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2011, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
Auction Rate Securities: Our auction-rate securities represent interests in collateralized debt obligations, a portion of which are supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities. Historically, liquidity for these auction-rate securities was typically provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. As of September 30, 2011, auction-rate securities that we hold had experienced multiple failed auctions as the amount of securities for sale exceeded the amount of purchase orders. Consequently, we have classified $0.5 million ($23.4 million, par value) of auction-rate securities as long-term available-for-sale securities.

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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended September 30, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$138.8	$112.0	$54.9	$45.8	$(0.9)	$350.6
Depreciation and amortization	9.1	3.9	2.9	3.1	0.6	19.6
Cost of sales and selling and administrative	141.7	96.3	55.5	41.3	13.7	348.5
Loss on sale or impairment of long lived assets	—	—	—	—	65.0	65.0
Other operating credits and charges, net	—	—	—	—	(9.8)	(9.8)
Total operating costs	150.8	100.2	58.4	44.4	69.5	423.3
Loss from operations	(12.0)	11.8	(3.5)	1.4	(70.4)	(72.7)
Total non-operating income (expense)					(1.5)	(1.5)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(12.0)	11.8	(3.5)	1.4	(71.9)	(74.2)
Benefit for income taxes					(20.9)	(20.9)
Equity in loss of unconsolidated affiliates	4.0	—	(0.3)	2.3	—	6.0
Loss from continuing operations	(16.0)	11.8	(3.2)	(0.9)	(51.0)	(59.3)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Loss from continuing operations	(16.0)	11.8	(3.2)	(0.9)	(51.0)	(59.3)
Benefit for income taxes	—	—	—	—	(20.9)	(20.9)
Interest expense, net of capitalized interest	—	—	—	—	14.2	14.2
Depreciation and amortization	9.1	3.9	2.9	3.1	0.6	19.6
EBITDA from continuing operations	(6.9)	15.7	(0.3)	2.2	(57.1)	(46.4)
Stock based compensation expense	0.2	0.1	0.1	—	1.1	1.5
Loss on sale or impairment of long lived assets					65.0	65.0
Investment income					(16.7)	(16.7)
Other operating credits and charges, net					(9.8)	(9.8)
Adjusted EBITDA from continuing operations	$(6.7)	$15.8	$(0.2)	$2.2	$(17.5)	$(6.4)

Three Months Ended September 30, 2010 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$140.1	$104.6	$38.0	$41.2	$(1.1)	$322.8
Depreciation and amortization	9.4	3.6	2.3	2.8	0.6	18.7
Cost of sales and selling and administrative	133.3	91.7	40.3	36.7	14.8	316.8
Gain on sale or impairment of long lived assets	—	—	—	—	0.9	0.9
Other operating credits and charges, net	—	—	—	—	2.3	2.3
Total operating costs	142.7	95.3	42.6	39.5	18.6	338.7
Loss from operations	(2.6)	9.3	(4.6)	1.7	(19.7)	(15.9)
Total non-operating income (expense)					(27.7)	(27.7)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(2.6)	9.3	(4.6)	1.7	(47.4)	(43.6)
Benefit for income taxes					(16.4)	(16.4)
Equity in (income) loss of unconsolidated affiliates	2.4	—	0.3	1.0	—	3.7
Loss from continuing operations	(5.0)	9.3	(4.9)	0.7	(31.0)	(30.9)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Loss from continuing operations	(5.0)	9.3	(4.9)	0.7	(31.0)	(30.9)
Benefit for income taxes	—	—	—	—	(16.4)	(16.4)
Interest expense, net of capitalized interest	—	—	—	—	15.3	15.3
Depreciation and amortization	9.4	3.6	2.3	2.8	0.6	18.7
EBITDA from continuing operations	4.4	12.9	(2.6)	3.5	(31.5)	(13.3)
Stock based compensation expense	0.2	0.2	0.1	—	1.2	1.7
Gain on sale or impairment of long lived assets					0.9	0.9
Investment income					(4.9)	(4.9)
Other-than-temporary impairment					16.9	16.9
Other operating credits and charges, net					2.3	2.3
Adjusted EBITDA from continuing operations	$4.6	$13.1	$(2.5)	$3.5	$(15.1)	$3.6

Nine Months Ended September 30, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$411.4	$336.6	$156.9	$141.6	$(1.8)	$1,044.7
Depreciation and amortization	27.8	12.2	10.2	9.5	1.5	61.2
Cost of sales and selling and administrative	420.3	288.5	158.6	122.5	46.3	1,036.2
Loss on sale or impairment of long lived assets	—	—	—	—	73.0	73.0
Other operating credits and charges, net	—	—	—	—	(11.2)	(11.2)
Total operating costs	448.1	300.7	168.8	132.0	109.6	1,159.2
Loss from operations	(36.7)	35.9	(11.9)	9.6	(111.4)	(114.5)
Total non-operating income (expense)					(20.0)	(20.0)
Loss before income taxes and equity in earnings of unconsolidated affiliates	(36.7)	35.9	(11.9)	9.6	(131.4)	(134.5)
Benefit for income taxes					(36.1)	(36.1)
Equity in (income) loss of unconsolidated affiliates	11.3	—	—	5.4	—	16.7
Loss from continuing operations	(48.0)	35.9	(11.9)	4.2	(95.3)	(115.1)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Loss from continuing operations	(48.0)	35.9	(11.9)	4.2	(95.3)	(115.1)
Benefit for income taxes	—	—	—	—	(36.1)	(36.1)
Interest expense, net of capitalized interest	—	—	—	—	42.6	42.6
Depreciation and amortization	27.8	12.2	10.2	9.5	1.5	61.2
EBITDA from continuing operations	(20.2)	48.1	(1.7)	13.7	(87.3)	(47.4)
Stock based compensation expense	0.6	0.4	0.3	—	5.1	6.4
Loss on sale or impairment of long lived assets					73.0	73.0
Investment income					(24.2)	(24.2)
Other operating credits and charges, net					(11.2)	(11.2)
Adjusted EBITDA from continuing operations	$(19.6)	$48.5	$(1.4)	$13.7	$(44.6)	$(3.4)

Nine Months Ended September 30, 2010 (Dollar amounts in millions)	OSB	Siding	EWP	Other	Corporate	Total
Sales	$475.5	$325.0	$142.7	$130.1	$(6.0)	$1,067.3
Depreciation and amortization	28.0	14.1	9.4	8.4	1.6	61.5
Cost of sales and selling and administrative	409.9	271.3	148.6	113.4	47.4	990.6
Loss on sale or impairment of long lived assets	—	—	—	—	2.1	2.1
Other operating credits and charges, net	—	—	—	—	2.8	2.8
Total operating costs	437.9	285.4	158.0	121.8	53.9	1,057.0
Loss from operations	37.6	39.6	(15.3)	8.3	(59.9)	10.3
Total non-operating income (expense)					(50.6)	(50.6)
Loss before income taxes and equity in earnings of unconsolidated affiliates	37.6	39.6	(15.3)	8.3	(110.5)	(40.3)
Benefit for income taxes					(14.0)	(14.0)
Equity in (income) loss of unconsolidated affiliates	(0.8)	—	0.6	3.7	—	3.5
Loss from continuing operations	38.4	39.6	(15.9)	4.6	(96.5)	(29.8)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Loss from continuing operations	38.4	39.6	(15.9)	4.6	(96.5)	(29.8)
Benefit for income taxes	—	—	—	—	(14.0)	(14.0)
Interest expense, net of capitalized interest	—	—	—	—	49.8	49.8
Depreciation and amortization	28.0	14.1	9.4	8.4	1.6	61.5
EBITDA from continuing operations	66.4	53.7	(6.5)	13.0	(59.1)	67.5
Stock based compensation expense	0.7	0.5	0.4	—	5.5	7.1
Loss on sale or impairment of long lived assets					2.1	2.1
Investment income					(15.1)	(15.1)
Other-than-temporary investment impairment					16.9	16.9
Other operating credits and charges, net					2.8	2.8
Adjusted EBITDA from continuing operations	$67.1	$54.2	$(6.1)	$13.0	$(46.9)	$81.3

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss attributable to LP for the third quarter of 2011 was $65.6 million, or $0.49 per diluted share, on sales of $350.6 million, compared to a net loss attributable to LP for the third quarter of 2010 of $32.0 million, or $0.24 per diluted share, on sales of $322.8 million. For the third quarter of 2011, loss from continuing operations attributed to LP was $59.3 million, or $0.44 per diluted share, compared to $31.2 million, or $0.23 per diluted share, for the third quarter of 2010.
Our net loss attributable to LP for the first nine months of 2011 was $124.1 million , or $0.94 per diluted share, on sales of $1.0 billion, compared to net loss attributable to LP for the first nine months of 2010 of $32.2 million, or $0.25 per diluted share, on sales of $1.1 billion. For the first nine months of 2011, loss from continuing operations attributed to LP was $115.3 million million, or $0.87 per diluted share, compared to $30.0 million, or $0.23 per diluted share, for the first nine months of 2010.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating losses, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Net sales	$138.8	$140.1	(1)%	$411.4	$475.5	(13)%
Operating profits (losses)	(16.0)	(5.0)	220%	(48.0)	38.4	(225)%
Adjusted EBITDA from continuing operations	(6.7)	4.6	(246)%	(19.6)	67.1	(129)%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2011 compared to the quarter and nine months ended September 30, 2010 are as follows:

	Quarter Ended September 30, 2011 versus 2010		Nine Months Ended September 30, 2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(7)%	5%	(19)%	5%
For both the quarter and nine months ended September 30, 2011, OSB prices decreased as compared to the corresponding periods in 2010. The decrease in OSB prices was likely due to weakening of the relationship between supply and demand based upon currently operating facilities across the industry. The decrease in selling price unfavorably impacted operating results and adjusted EBITDA from continuing operations by approximately $9 million for the quarter and $91 million for the nine month period ended as compared to the corresponding periods of 2010. Sales volumes increased for both periods as we continue to move into industrial applications as well as increasing our exports. To continue to balance supply and demand, during the quarter, we announced the indefinite curtailment of our Dawson Creek, British Columbia, Canada OSB mill. Including this mill, the total indefinitely curtailed OSB mills is three as of September 30, 2011.
Compared to the third quarter and first nine months of 2010, the primary factor for increased operating losses was the decrease in commodity OSB sales prices.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months ended September 30,
	2011	2010	Change	2011	2010	Change
Net sales	$112.0	$104.6	7%	$336.6	$325.0	4%
Operating profits	11.8	9.3	27%	35.9	39.6	(9)%
Adjusted EBITDA from continuing operations	15.8	13.1	21%	48.5	54.2	(11)%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
SmartSide Siding	$90.8	$80.4	13%	$264.9	$247.5	7%
Commodity OSB	9.2	8.0	15%	23.2	29.8	(22)%
Canexel siding and other hardboard related products	12.0	16.2	(26)%	48.5	47.7	2%
Total	$112.0	$104.6	7%	$336.6	$325.0	4%
Percent changes in average sales prices and unit shipments for the quarter and nine month period ended September 30, 2011 compared to the quarter and nine month period ended September 30, 2010 are as follows:

	Quarter Ended September 30, 2011 versus 2010		Nine Months Ended September 30, 2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	5%	10%	3%	5%
Commodity OSB	(5)%	4%	(19)%	(9)%
Canexel siding	5%	(29)%	15%	(12)%

For the third quarter and first nine months of 2011 compared to the corresponding period in 2010, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail (primarily driven by increases in the repair and remodel markets) and sheds. Sales prices in our SmartSide siding product line for both the quarter and nine month periods ended September 30, 2011 as compared to the corresponding periods of 2010 increased due to sales price increase announced in the first quarter of 2011.
For both the third quarter and first nine months of 2011 compared to the same periods in the prior year, sales volumes declined in our Canexel siding lines due to some weakening in the Canadian housing market and lower shipments to Europe. Sales prices increased in the third quarter and first nine months of 2011 as compared to the corresponding periods of last year due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada and a movement to a richer product mix.
For both the third quarter and first nine months of 2011 as compared to the same periods in the prior year, sales prices declined for our commodity OSB products as discussed in the OSB segment above. The decrease in selling price unfavorably impacted operating results and adjusted EBITDA from continuing operations by approximately $0.5 million for the quarter and $5.2 million for the nine month period as compared to the corresponding periods of 2010.
Overall, the change in operating results for our siding segment for the third quarter and nine months ended September 30, 2011 compared to the same periods of 2010 was primarily due to reduced OSB pricing and raw material pricing increases that were partially offset by higher sales prices in both our SmartSide and Canexel product lines.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party distributor.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Net sales	$54.9	$38.0	44%	$156.9	$142.7	10%
Operating losses	(3.2)	(4.9)	35%	(11.9)	(15.9)	25%
Adjusted EBITDA from continuing operations	(0.2)	(2.5)	92%	(1.4)	(6.1)	77%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
LVL/LSL	$28.5	$17.3	65%	$80.7	67.5	20%
I-Joist	17.3	13.6	27%	47.0	54.3	(13)%
Related products	9.1	7.1	28%	29.2	20.9	40%
Total	$54.9	$38.0	44%	$156.9	$142.7	10%
Percent changes in average sales prices and unit shipments for the quarter and nine month periods ended September 30, 2011 compared to the quarter and nine months ended September 30, 2010 are as follows:

	Quarter Ended September 30, 2011 versus 2010		Nine Months Ended September 30, 2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(4)%	71%	3%	14%
I-Joist	(3)%	26%	4%	(19)%
During the third quarter of 2011 compared to the same period of 2010, we saw increases in sales volumes in both LVL/LSL and I-Joist primarily due to lower volumes in the third quarter of 2010 as customers adjusted inventory levels. Also we had an increase in our export sales. Sales price for the quarter declined due to changes in mix in both product lines with individual product pricing remaining relatively flat. For the nine month period ended September 30, 2011 compared to the same period in 2010, unit shipments increased in LVL/LSL based upon significant increases in exports. For the nine month period ended September 30, 2011 compared to the same period in 2010, we realized a decline in I-joist volumes due to lower U.S. and Canadian demand which more than offset our increases in export sales. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships.

Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the third quarter and first nine months of 2011 compared to the corresponding periods of 2010, the results of operations for EWP were improved due to continued improvements in our LSL facility as well as higher sales volumes of LVL/LSL.
OTHER PRODUCTS
Our other products category includes a moulding business, South American operations, export sales and a joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and operations closed prior to January 1, 2002.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Net sales	$45.8	$41.2	11%	$141.6	$130.1	9%
Operating profits (losses)	(0.9)	0.7	(229)%	4.2	4.6	(9)%
Adjusted EBITDA from continuing operations	2.2	3.5	(37)%	13.7	13.0	5%
Sales in this segment by operation are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Moulding	$6.4	$6.0	7%	$21.5	$22.7	(5)%
Chilean operations	21.6	20.2	7%	67.9	64.2	6%
Brazilian operations	14.7	12.0	23%	43.1	33.9	27%
Other	3.1	3.0	3%	9.1	9.3	(2)%
Total	$45.8	$41.2	11%	$141.6	$130.1	9%
For the third quarter of 2011 compared to the corresponding period of 2010, sales in our moulding business were higher due to increased activity in the retail markets. In the first nine months of 2011 compared to the corresponding period of 2010, sales in our moulding operation were lower due to initial purchases by a new customer in the first nine months of 2010. Sales in both our Chilean and Brazil operations continue to increase as penetrate local and export markets.
Overall, operating results associated with these activities were positively impacted by improvements in our Chilean operations which were more than offset by reduced operating results in moulding and our U.S. Greenfiber joint venture.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the third quarter and first nine months of 2011 compared to the corresponding periods of 2010, general corporate expenses decreased 11 percent and 10 percent and overall selling and administrative expenses decreased by 4 percent and 5 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The decrease in general corporate expenses as well as overall selling and administrative is primarily related to changes in the management incentive program between periods as well as continued cost containment.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2011	2010	2011	2010
Investment income	$3.1	$3.9	$10.0	$14.3
Realized gain on sale of long-term investment	15.2	—	15.2	—
SERP market adjustments	(1.6)	1.0	(1.0)	0.8
Investment income	16.7	4.9	24.2	15.1

Interest expense	(13.5)	(14.5)	(40.4)	(47.5)
Amortization of debt charges	(0.7)	(0.8)	(2.2)	(2.3)
Interest expense, net of capitalized interest	(14.2)	(15.3)	(42.6)	(49.8)

Other-than-temporary investment impairment	—	(16.9)	—	(16.9)

Foreign currency gains (losses)	(4.0)	(0.4)	(1.6)	1.0

Total non-operating income (expense)	$(1.5)	$(27.7)	$(20.0)	$(50.6)
INCOME TAXES
For the third quarter and first nine months of of 2011, we recorded an income tax benefit on continuing operations of 26% and 24% as compared to 35% and 32% in the comparable periods of 2010. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first nine months of 2011 relates to state income taxes, the effect of foreign tax rates and increases in valuation allowances due to net operating loss carryforwards in various jurisdictions. For the nine months of 2010, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to state income taxes, the effect of foreign tax rates and a discrete adjustment for state income taxes.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information on our plans. We estimate that our net periodic pension cost for 2011 will be approximately $5.7 million. If a curtailment or settlement occurs in 2011, this estimate may change significantly. We estimate that we will contribute approximately $10 to $12 million to our defined benefit pension plans in 2011. At December 31, 2010, we had $115.1 million of net actuarial loss and $1.0 million of prior service cost included in accumulated other comprehensive loss. Of these amounts, we expect to recognize a net actuarial loss of $3.5 million as a component of net periodic pension cost in 2011, which will account for approximately 62% of our estimated 2011 net periodic pension cost. Based upon the continued decline in the long term discount rates, we anticipate a significant increase in our long term pension obligation as of the next measurement date. This could potentially negatively impact our 2012 net periodic pension costs and possibly impact our funding requirements in 2012.
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
Cumulative statistics under hardboard siding settlements are as follows:

September 30, 2011
Completed claims received	87,200
Claims dismissed	14,700
Claims settled	72,500

The average payment amount for settled claims as of September 30, 2011 was $960. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.
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
OPERATING ACTIVITIES
During the first nine months of 2011, we used $33.8 million of cash from operating activities compared to cash provided of $45.0 million in the first nine months of 2010. The increase in cash used by operating activities in the first nine months of 2011 was primarily related to the increased losses as well as the receipt of $34.7 million tax refund in the first nine months of 2010 which did not occur at this same level in 2011.
During the first nine months of 2011, our accounts receivable declined due to lower sales volume across all product lines as well as lower OSB pricing. No substantial change in credit terms or number of days outstanding occurred. Inventory increased based on our requirements to increase log inventory due to the inability to harvest logs during the spring break up. Accounts payable increased slightly.
INVESTING ACTIVITIES
During the first nine months of 2011, cash provided from investing activities was approximately $18.9 million. Capital expenditures in the first six months of 2011 were $13.4 million. Additionally, we contributed $4.6 million to our joint ventures for working capital requirements and received $1.2 million in the sale of assets. We received $19.1 million of proceeds from the sale of investments. We also reduced our restricted cash under letters of credit or credit facility requirements by $16.6 million in connection with the renegotiation of our Chilean loan. Included in “Accounts payable” is $0.4 million related to capital expenditures that had not yet been paid as of September 30, 2011.
During the first nine months of 2010, cash provided from investing activities was approximately $116.3 million. Capital expenditures in the first nine months of 2010 were $11.5 million. Additionally, we received $6.1 million from our joint ventures and $1.5 million in the sale of assets. We received $115.1 million in principal payments on our notes receivable from asset sales. Restricted cash was reduced by $5.1 million. Included in “Accounts payable” was $1.2 million related to capital expenditures that had not yet been paid as of September 30, 2010.
Capital expenditures in 2011 are expected not to exceed $25 million related to projects critical for continuing operations.
FINANCING ACTIVITIES
During the first nine months of 2011, we redeemed the non-controlling interest associated with the 25% ownership of our Brazilian OSB operation for $24.0 million. In connection with this redemption, we borrowed $4.5 million under a short term Chilean working capital loan in the second quarter of 2011 which was repaid in the third quarter of 2011 from a portion of the proceeds of a $10.0 million loan under a Brazilian export financing facility established as part of the redemeption. As part of our on-going cost reduction activities, we renegotiated our Chilean loan which required us to pay a financing fee of $1.0 million allowing us to release our restricted cash associated with letters of credit supporting Chilean borrowings and lower the interest rate on this loan.
During the first nine months of 2010, we repaid $113.4 million of our limited recourse notes payable and $60.3 million of our 8.875% Senior Notes at maturity in August of 2010.
CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in September of 2012.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based upon certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. At September 30, 2011, we had $75.4 million of unused borrowing base capacity under the credit facility. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At September 30, 2011, we had no borrowings outstanding under the facility. Outstanding under this facility at September 30, 2011 were $11.1 million in letters of credit which were collateralized by $12.5 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. Additionally, we expect that our fixed charge coverage ratio may fall below 1.1 to 1.0 from time to time during 2011, and, accordingly we will be subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above during such time. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility may become constrained to an amount that does not exceed the excess of our adjusted borrowing base over $15 million.
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
Subsequent to September 30, 2011, we entered into the fourth amendment of this agreement which (1) extends the maturity of the revolving loan facility evidenced by the Revolving Loan Agreement from September 10, 2012 to October 14, 2016, (2) decreases the interest rate payable for certain types of loans, (3) permits LP to include in its borrowing base certain vendor managed inventory that was previously excluded, (4) increases LP's flexibility to incur and prepay certain debt and (5) provides that the credit facility lenders' second priority liens on certain assets of LP and its subsidiaries that secure certain indebtedness of LP and its subsidiaries to other parties on a first priority basis will be automatically released in connection with the repayment of such other indebtedness.
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
OTHER LIQUIDITY MATTERS
As of September 30, 2011, we had $0.5 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2011, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.
During the third quarter of 2011, we determined that an impairment review was required of our LSL facility located in Houlton, Maine due to continued operating losses which were driven by the significant reductions in current and forecasted housing starts. This facility is included within our EWP segment. As a result of this review, LP recognized a pre-tax, non-cash impairment charge of $62.0 million which was recorded in the third quarter of 2011.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at September 30, 2011, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2011, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Oriented strand board, million square feet 3/8" basis(1)	804	762	2,375	2,271
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	53	52	140	154
Wood-based siding, million square feet 3/8" basis	192	146	613	575
Engineered I-Joist, million lineal feet(1)	15	12	43	55
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,640	1,120	4,995	4,509

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

OSB N. Central 7/16" Basis
Annual Average
2005	$320
2006	210
2007	146
2008	172
2009	163
2010 1st Qtr. Avg.	214
2010 2nd Qtr. Avg.	295
2010 3rd Qtr. Avg.	180
2011 1st Qtr. Avg .	198
2011 2nd Qtr. Avg.	172
2011 3rd Qtr. Avg.	184

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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
We have a high degree of product concentration. OSB accounted for about 44% of our North American sales in the first nine months of 2011 and 49% of our sales in the first nine months of 2010 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.
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
Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2010 was $61 million. Although we expect to have no obligation to fund our plans in 2011, we continually reassess the amount and timing of any discretionary contributions and elected to make such a contribution in in the third quarter of 2011. Over the next several years we will make contributions to the plans that are likely to be material. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets, changes in interest rates and the impact of possible funding relief legislation currently under consideration in the U.S. Congress.
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
We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as FEA, RISI , Random Lengths and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]
None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Fourth Amendment to Loan and Security Agreement, dated October 14, 2011, among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as administrative agent. Incorporate by reference to 8K filed October 17, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 7, 2011	BY:	/S/ RICHARD W. FROST
Richard W. Frost
Chief Executive Officer

Date:	November 7, 2011	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Executive Vice President Administration and Chief Financial Officer
(Principal Financial Officer)