Form 10-K
period 2011-12-31
LOUISIANA-PACIFIC CORP
filed 2012-02-29
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2011	1-7107
 _____________________________
Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
 _____________________________
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
Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,029,379,000
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 137,139,941 shares of Common Stock, $1 par value, outstanding as of February 29, 2012.
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

General
Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2011, we had approximately 3,900 employees. We currently own 21 modern, strategically located facilities in the U.S. and Canada. We also own two facilities in Chile and one facility in Brazil. We also operate three facilities through joint ventures, for which we are the exclusive provider of product distribution for North America. Additionally, we participate in a joint venture operation that produces cellulose insulation in multiple facilities. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments
We operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. In general, our businesses are affected by the level of housing starts; the level of home repairs; the availability and cost of financing; changes in industry capacity; changes in the prices we pay for raw materials and energy; changes in foreign exchange rates (primarily the Canadian dollar); and other operating costs.

OSB
Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. In the past decade, land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated for 2011 that OSB accounted for approximately 57% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2011 housing starts) was 26.7 billion square feet with the OSB market comprising an estimated 15.3 billion square feet of this market. Based upon our production in 2011 of 3.3 billion square feet (including our joint venture OSB mill with Canfor Corporation and OSB produced in our siding segment), we estimate that we account for 22% of the North American OSB market and 12% of the overall North American structural panel market. We believe we have the largest installed capacity and are one of the most efficient producers of OSB in North America.

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

South America

Our South American segment manufactures and distributes OSB and siding products in South America and certain export markets. This segment also distributes and sells related products to augment the transition to wood frame construction. We believe we are the only producer of OSB in South America.

Other Products

Our other products category includes our decorative moulding and our joint venture that produces cellulose insulation. Additionally, our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2011, our top 10 customers accounted for approximately 48% of our sales. Because a significant portion of our sales are from OSB, a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

Seasonality

Our business is subject to seasonal variances, with demand for many of our products tending to be greater during the building season, which generally occurs in the second and third quarters in North America and the fourth and first quarters in South America. From time to time, we engage in promotional activities designed to stimulate demand for our products, such as reducing our selling prices and providing extended payment terms, particularly at times when demand is otherwise relatively soft. We do this in an effort to better balance our inventory levels with demand, manage the logistics of our product shipments, allow our production facilities to run efficiently, be competitive, and/or obtain initial orders from customers.

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

In terms of our commodity OSB, we compete based upon price, quality and availability of products. In terms of our specialty products, including EWP, siding and various value added OSB products, we compete based upon price, quality, and availability of products as well as performance features offered.

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

We purchase approximately 76% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (24%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

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

Employees

We employ approximately 3,900 people, about 1,000 of whom are members of unions, primarily in Canada. We consider our relationship with our employees generally to be good. As of December 31, 2011, we were operating under an expired collective bargaining agreement at one forestry operation in Canada. While we do not currently anticipate any work stoppage, there can be no assurance that work stoppages will not occur.

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
Product Information Summary
For Years Ended December 31
(Dollar amounts in millions, except per unit)

	2011	2010	2009
PRODUCTION VOLUMES(1)
OSB,3/8” basis, million square feet(2)	3,311	3,207	2,741
South America OSB, million cubic meters	379	382	269
Wood-based siding,3/8” basis, million square feet	774	756	707
Engineered I-joists, million lineal feet	56	66	60
Laminated veneer lumber and laminated strand lumber, thousand cubic feet	6,339	5,859	4,757
COMMODITY PRODUCT PRICE TRENDS(3)
OSB, MSF, 7/16” span rating (North Central price)	$186	$220	$163
% LOGS BY SOURCES(4)
Private cutting contracts	8%	10%	13%
Government contracts	24%	27%	21%
Purchased logs	68%	63%	66%
Total volumes—million board feet	1,342	1,135	833
 _______________

(1)	Includes purchases of products from our joint ventures or purchased under contract manufacturing arrangements.

(2)	Includes production at both our commodity and specialty mills in North America.

(3)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

(4)	Stated as a percentage of total log volume.

ITEM 1A.	Risk Factors

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

We have a high degree of product concentration. OSB accounted for about 47%, 51% and 45% of our North American sales in 2011, 2010 and 2009 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 76% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

Many of the Canadian forestlands from which we obtain wood fiber also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia is not covered by treaties and, as a result, the claims of British Columbia’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of British Columbia and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada.

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

Our pension and health care costs are subject to numerous factors which could cause these costs to change. We have defined benefit pension plans covering substantially all U.S. and Canadian employees. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous pension plan provisions that are subject to interpretations and factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns; changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase pension and health care costs. Although we froze our U.S. defined benefit plan in January 2010 in terms of future service credits, we continue to be subject to market risk on pension plan assets as well as discount rates on long-term obligations. Significant adverse changes in the factors affecting our pension and health care costs could adversely affect our cash flows, financial condition and results of operations.

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2011 was $92.2 million. Although we expect to have no obligation to fund our plans in 2012, we continually reassess the amount and timing of any discretionary contributions. Regardless of whether we make a discretionary contribution in 2012, over the next several years we may make contributions to the plans that are likely to be material. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Settlements of tax exposures may exceed the amounts we have established for known estimated tax exposures. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions and uncertain tax positions. Significant income tax exposures may include potential challenges to intercompany pricing and loans, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have established appropriate reserves for estimated exposures; however, if actual results differ materially from our estimates we could experience a material adverse effect on our financial condition, results of operations and cash flows. In addition, our deferred tax liabilities include substantial amounts related to installment sales of timber lands in 1997, 1998 and 2003 for which we have previously monetized most of the installment receivable. As a result of these monetizations, we will be required to fund these liabilities from sources other than such installments, potentially including such tax loss and credit carryovers as may then be available.

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
ORIENTED STRAND BOARD
Oriented Strand Board Panel Plants 1
10 plants—4,955 million square feet annual capacity,  3/8” basis

Square feet in millions
Carthage, TX	500
Chambord, Quebec, Canada[2]	470
Dawson Creek, British Columbia, Canada[2]	380
Hanceville, AL	410
Jasper, TX	475
Maniwaki, Quebec, Canada	650
Roxboro, NC	500
Sagola, MI	410
Swan Valley, Manitoba, Canada	410
Thomasville, AL2	750
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

 _______________

[1]
In addition to the plants described, our 50/50 joint venture with Canfor Corporation owns and operates a plant in Ft. St. John, British Columbia, Canada, that has an annual production capacity of 820 million square feet of OSB.

[2]	Facility indefinitely curtailed as of December 31, 2011.

[3]	The Hayward, WI siding facility produces both commodity OSB and OSB siding.

[4]
In addition to the plant described, our 50/50 joint venture with AbitibiBowater owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

[5]	The above table does not reflect the 9 cellulose insulation facilities that are operated by U.S. GreenFiber, LLC, our 50/50 joint venture with Casella Waste Systems.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	9,200,000
Manitoba	8,900,000
Nova Scotia	900,000
Quebec	27,600,000
Total timberlands under license agreements in Canada	46,600,000
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
ARS LITIGATION
On July 31, 2009, LP filed suit in the United States District Court for the Northern District of California captioned, Louisiana Pacific Corporation v. Money Market 1 Institutional Investment Dealer; Merrill Lynch & Co.,
Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Deutsche Bank Securities Inc. (Civil Action No.09cv3529). Merrill Lynch caused this case to be transferred to the United States District Court for the Southern District of New York (Civil Action No. 09 MD 2030) where Merrill Lynch had multiple similar cases pending as a result of a Multi-District Litigation Panel ruling. This matter arose out of LP's acquisition of certain ARS structured and underwritten by Merrill Lynch and Deutsche Bank with an approximate par value of $145.9 million. In the lawsuit, LP alleges that the defendants made misrepresentations and omissions of material facts in connection with the issuance of and the auctions for the ARS which constitute a violation of both state and federal securities laws, as well as common law fraud. LP seeks recovery of compensatory damages, rescission of the purchase of the securities at par value, consequential damages, punitive damages, attorneys' fees and any other damages the court deems appropriate under the circumstances.

On February 15, 2012, the Court granted Merrill Lynch's motion to dismiss the case against Merrill Lynch. LP plans to appeal that decision at an appropriate time. The case against Deutsche Bank remains in the Northern District of California. The case against Money Market 1 remains in the Northern District of California, but has been automatically stayed as a result of Money Market 1 filing for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code.
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

ITEM 4.     Mine Safety Disclosures
N/A

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
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2011 High	$11.57	$10.66	$8.50	$8.21
Low	$9.26	$7.25	$5.10	$4.63
2010 High	$9.20	$13.44	$8.46	$10.09
Low	$6.87	$6.48	$6.25	$7.40

As of February 7, 2012, there were approximately 8,763 holders of record of our common stock. No dividends were paid in 2011 or 2010. Our ability to pay dividends in the future is subject to limitations set forth in the agreement governing our bank credit facilities and the indenture governing our Senior Notes due in 2017.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

PERFORMANCE GRAPH
The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2006 through December 31, 2011, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

$150
$100
$50
$0
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
LOUISIANA-PACIFIC CORPORATION
S&P 500 INDEX
PAPER & FOREST PRODUCTS

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
LOUISIANA-PACIFIC CORPORATION	$100	$66	$8	$34	$47	$40
S&P 500 INDEX	$100	$105	$66	$84	$97	$99
PAPER & FOREST PRODUCTS	$100	$104	$42	$82	$87	$99

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2011	2010(2)	2009	2008	2007(1)
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$1,356.9	$1,383.6	$1,061.0	$1,379.2	$1,708.1
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(171.9)	(32.2)	(116.5)	(563.1)	(151.7)
Income (loss) from discontinued operations	(9.2)	(6.4)	(5.3)	(13.7)	(24.6)
Net income (loss)	(181.1)	(38.6)	(121.8)	(576.8)	(176.3)
Net loss attributed to Louisiana-Pacific Corporation	(181.3)	(39.0)	(120.9)	(576.6)	(176.3)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$(1.29)	$(0.25)	$(1.06)	$(5.47)	$(1.46)
Net income (loss) per share—basic	$(1.36)	$(0.30)	$(1.11)	$(5.60)	$(1.70)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$(1.29)	$(0.25)	$(1.06)	$(5.47)	$(1.46)
Net income (loss) per share—diluted	$(1.36)	$(0.30)	$(1.11)	$(5.60)	$(1.70)
Average shares of common stock outstanding (millions)
Basic	133.2	129.1	108.5	102.9	103.7
Diluted	133.2	129.1	108.5	102.9	103.7
Cash dividends declared per common share	$—	$—	$—	$0.30	$0.60
SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,139.9	$2,410.6	$2,620.3	$2,601.6	$3,648.5
Long-term debt, excluding current portion	$715.9	$714.5	$706.3	$841.3	$854.5
Contingency reserves, excluding current portion	$17.2	$25.9	$30.8	$30.5	$15.8
Stockholders’ equity	$1,000.9	$1,217.8	$1,253.5	$1,224.2	$1,860.5
 _______________

[1]
As of January 1, 2007, LP adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48).

[2]
As of January 1, 2010, LP adopted guidance codified under ASC Topic 860, “Transfers and Servicing” (ASC 860) which eliminated the concept of a qualifying special-purpose entity (QSPE) for accounting purposes.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
General
Our products are used primarily in new home construction, repair and remodeling, and manufactured housing. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and one facility in Brazil.
To serve these markets, we operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. OSB is the most significant segment, accounting for 40% of continuing sales in 2011, 44% in 2010 and 39% in 2009.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future.
During 2011, we continued to experience low demand for all of our products. The overall housing market improved slightly from the severe weakness experienced in 2010, but single family housing starts, which significantly affect demand for our products, fell 9% from 2010 levels. The market channel continued to experience numerous site closures and location consolidations. Continued high unemployment, disruption in the credit markets and the continuing overall economic pessimism adversely affected the sales of our products.
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
New Home Construction. Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2011 were about 4% higher than 2010, which were about 6% higher than such housing starts in 2009. However when comparing 2011 housing starts to the average of the last ten years as reported by the U.S. Census Bureau, 2011 housing starts were about 55% lower than that average. As reported by the U.S. Census Bureau, single family housing starts in 2011 were 9% lower than such housing starts in 2010 and the lowest level reported in the last 50 years. We believe that the reduced level of building is due to the increase in unemployment, delayed household formations due to the poor economy, foreclosure activity and a much more restrictive mortgage market. Building activity is unlikely to improve until the level of employment increases, foreclosure activity subsides and housing prices stop declining.

While near term residential construction is constrained in the U.S., positive long-term fundamentals exist.

Increased immigration, the changing age distribution of the population, the high number of adults living with their parents and historically low interest rates are expected to lead to more household formations. The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single and multi-family in the U.S. showing actual and rolling five and ten year averages for housing starts in thousands.

Repair and Remodeling. Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America and consumer confidence. In this regard, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of approximately 30-40 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. Although this market weakened in 2009, 2010 and 2011 due to reduced home sales and reduced financing to fund repair and remodeling expenditures, it did not decline as significantly as new home construction activity.
Manufactured Housing. Over the last several years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to purchase site-built starter homes and financial difficulties at some of the larger manufactured housing producers.
Supply of Building Products
OSB is a commodity product, and it is, along with all of our products, subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to FEA (Forest Economic Advisors, LLC), total North American OSB annual production capacity is projected to increase by approximately 2.2 billion square feet in the period from 2012 to 2016 while plywood production capacity is projected to decrease by 100 million square feet for the same period. According to FEA, OSB accounted for approximately 64% of North American structural panel production capacity in 2011, with plywood accounting for the remainder. Going forward, it is expected that OSB will continue to capture market share from plywood. FEA forecasts, as of December 2011, that OSB will comprise approximately 66% of the structural panel market by 2016. The chart below, which is based on data and forecasts published by FEA, depicts past and forecasted North America structural wood production capacities in billions of square feet.

Putting Demand and Supply Together
As noted above, demand for building products is influenced by the general economy, demographics and need for housing. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The chart below, as calculated by FEA (as of December 2011), shows the demand capacity (demand divided by supply) for OSB in 2008 through 2011 as well as FEA’s forecast through 2016 based upon estimated future demand and supply.
Product Pricing.

Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 2005 through 2011, as published by Random Lengths, an industry publication, is presented below. FEA’s forecast (as of December 2011) for average North Central wholesale pricing for OSB (per thousand square feet 7/16” basis) through 2016 is also shown.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to the financial statements in item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2011, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2011, we excluded from our estimates approximately $1.8 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2011, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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

The following table presents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Year Ended December 31, 2011

Sales	$542.0	$429.8	$203.3	$144.9	$39.4	$(2.5)	$1,356.9
Depreciation and amortization	36.3	15.5	12.6	11.6	0.8	2.1	78.9
Cost of sales and selling and administrative	554.7	372.3	206.2	121.7	38.7	61.8	1,355.4
Gain (loss) on sales of and impairments of long-lived assets	—	—	—	—	—	73.9	73.9
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Total operating costs	591.0	387.8	218.8	133.3	39.5	126.6	1,497.0
Income (loss) from operations	(49.0)	42.0	(15.5)	11.6	(0.1)	(129.1)	(140.1)
Total non-operating expense						(44.0)	(44.0)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(49.0)	42.0	(15.5)	11.6	(0.1)	(173.1)	(184.1)
Benefit for income taxes						(39.1)	(39.1)
Equity in (income) loss of unconsolidated affiliates	14.5	—	—	—	12.4	—	26.9
Income (loss) from continuing operations	$(63.5)	$42.0	$(15.5)	$11.6	$(12.5)	$(134.0)	$(171.9)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(63.5)	$42.0	$(15.5)	$11.6	$(12.5)	$(134.0)	$(171.9)
Benefit for income taxes	—	—	—	—	—	(39.1)	(39.1)
Interest expense, net of capitalized interest	—	—	—	—	—	56.9	56.9
Depreciation and amortization	36.3	15.5	12.6	11.6	0.8	2.1	78.9
EBITDA from continuing operations	(27.2)	57.5	(2.9)	23.2	(11.7)	(114.1)	(75.2)
Stock based compensation expense	0.8	0.5	0.5	—	—	6.0	7.8
Other than temporary asset impairment						14.8	14.8
(Gain) loss on sale or impairment of long-lived assets						73.9	73.9
Other operating credits and charges, net						(11.2)	(11.2)
Investment income						(28.7)	(28.7)
Adjusted EBITDA from continuing operations	$(26.4)	$58.0	$(2.4)	$23.2	$(11.7)	$(59.3)	$(18.6)

(Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Year Ended December 31, 2010

Sales	$602.7	$427.8	$192.0	$124.7	$42.9	$(6.5)	$1,383.6
Depreciation and amortization	37.4	18.1	13.1	10.0	1.1	2.3	82.0
Cost of sales and selling and administrative	537.7	358.4	199.3	107.5	39.2	64.6	1,306.7
Gain (loss) on sales of and impairments of long-lived assets	—	—	—	—	—	2.4	2.4
Other operating credits and charges, net	—	—	—	—	—	0.1	0.1
Total operating costs	575.1	376.5	212.4	117.5	40.3	69.4	1,391.2
Income (loss) from operations	27.6	51.3	(20.4)	7.2	2.6	(75.9)	(7.6)
Total non-operating expense						(40.3)	(40.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	27.6	51.3	(20.4)	7.2	2.6	(116.2)	(47.9)
Benefit for income taxes						(22.1)	(22.1)
Equity in (income) loss of unconsolidated affiliates	1.8	—	0.9	—	3.7	—	6.4
Income (loss) from continuing operations	$25.8	$51.3	$(21.3)	$7.2	$(1.1)	$(94.1)	$(32.2)

Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$25.8	$51.3	$(21.3)	$7.2	$(1.1)	$(94.1)	$(32.2)
Benefit for income taxes	—	—	—	—	—	(22.1)	(22.1)
Interest expense, net of capitalized interest	—	—	—	—	—	63.9	63.9
Depreciation and amortization	37.4	18.1	13.1	10.0	1.1	2.3	82.0
EBITDA from continuing operations	63.2	69.4	(8.2)	17.2	—	(50.0)	91.6
Stock based compensation expense	1.0	0.6	0.6	—	—	6.6	8.8
(Gain) loss on sale or impairment of long-lived assets						2.4	2.4
Other operating credits and charges, net						0.1	0.1
Other than temporary asset impairment						17.0	17.0
Investment income						(38.4)	(38.4)
Adjusted EBITDA from continuing operations	$64.2	$70.0	$(7.6)	$17.2	$—	$(62.3)	$81.5

(Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Year Ended December 31, 2009

Sales	$408.8	$379.4	$157.7	$79.1	$37.9	$(1.9)	$1,061.0
Depreciation and amortization	35.2	18.5	12.2	9.4	1.3	3.4	80.0
Cost of sales and selling and administrative	430.6	331.6	177.7	69.3	34.8	71.2	1,115.2
Gain (loss) on sales of and impairments of long-lived assets	—	—	—	—	—	(2.5)	(2.5)
Other operating credits and charges, net	—	—	—	—	—	1.6	1.6
Total operating costs	465.8	350.1	189.9	78.7	36.1	73.7	1,194.3
Income (loss) from operations	(57.0)	29.3	(32.2)	0.4	1.8	(75.6)	(133.3)
Non-operating income (expense)						(36.2)	(36.2)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(57.0)	29.3	(32.2)	0.4	1.8	(111.8)	(169.5)
Benefit for income taxes						(63.4)	(63.4)
Equity in (income) loss of unconsolidated affiliates	8.1	—	0.9	—	1.4	—	10.4
Income (loss) from continuing operations	$(65.1)	$29.3	$(33.1)	$0.4	$0.4	$(48.4)	$(116.5)
Reconciliation of loss from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(65.1)	$29.3	$(33.1)	$0.4	$0.4	$(48.4)	$(116.5)
Benefit for income taxes	—	—	—	—	—	(63.4)	(63.4)
Interest expense, net of capitalized interest	—	—	—	—	—	74.6	74.6
Depreciation and amortization	35.2	18.5	12.2	9.4	1.3	3.4	80.0
EBITDA from continuing operations	$(29.9)	$47.8	$(20.9)	$9.8	$1.7	$(33.8)	$(25.3)
Stock based compensation expense	0.7	0.6	0.5	—	—	5.6	7.4
(Gain) loss on sale or impairment of long lived assets						(2.5)	(2.5)
Other operating credits and charges, net						1.6	1.6
Other than temporary asset impairment						2.0	2.0
Investment income						(47.7)	(47.7)
Early debt extinguishment						20.7	20.7
Adjusted EBITDA from continuing operations	$(29.2)	$48.4	$(20.4)	$9.8	$1.7	$(54.1)	$(43.8)

RESULTS OF OPERATIONS
We reported a net loss attributable to LP of $181.3 million ($1.36 per diluted share) in 2011, which was comprised of a loss from continuing operations attributed to LP of $172.1 million ($1.29 per diluted share) and a loss from discontinued operations of $9.2 million ($0.07 per diluted share). This includes $73.9 million of loss on sale or impairment of long-lived assets and compares to a net loss attributable to LP of $39.0 million ($0.30 per diluted share) in 2010, which was comprised of a loss from continuing operations attributed to LP of $32.6 million ($0.25 per diluted share) and a loss from discontinued operations of $6.4 million ($0.05 per diluted share). We reported a net loss attributable to LP of $120.9 million ($1.11 per diluted share) in 2009, which was comprised of loss from continuing operations attributed to LP of $115.6 million ($1.06 per diluted share) and a loss from discontinued operations of $5.3 million ($0.05 per diluted share).

Net sales in 2011 were $1.36 billion, a decrease of 2% from 2010 net sales of $1.38 billion. Net sales in 2010 as compared to 2009 were higher by 30%. Sales in 2011 were negatively impacted by decreases in OSB selling prices relative to 2010, and more positively impacted by increases in OSB selling prices relative to 2009.
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 24 of the Notes to the financial statements included in item 8 of this report for further information regarding our segments.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets. OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. We believe we are the largest and one of the most efficient producers of OSB in North and South America.
According to FEA, it is estimated for 2011 that OSB accounted for approximately 57% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2011 housing starts) was 26.7 billion square feet with the OSB market comprising an estimated 15.3 billion square feet of this market. Based upon our production in 2011 of 3.3 billion square feet (including our joint venture OSB mill with Canfor Corporation as well as OSB produced in our siding segment), we estimate that we account for 22% of the North American OSB market and 12% of the overall North American structural panel market.
To enhance our industry leading position in the OSB business, we plan to: (1) leverage our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; (2) improve net realizations relative to weighted-average OSB regional pricing; (3) reduce costs and improve throughput and recovery by continuing to focus on efficiency, raw materials cost reductions and logistics; and (4) manage our capacity to meet our customers' expected needs for OSB demand.
OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2011 include wood (31%), resin and wax (22%), labor and burden (16%), utilities (7%) and manufacturing and other (24%).
Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 - 2010	2010 - 2009
Sales	$542.0	$602.7	$408.8	(10)%	47%
Operating profits (losses)	$(63.5)	$25.8	$(65.1)	(346)%	140%
Adjusted EBITDA from continuing operations	$(26.4)	$64.2	$(29.2)	(141)%	320%

Percent changes in average sales prices and unit shipments for the year ended 2011 compared to 2010 and 2010 compared to 2009 were as follows:

	2011 versus 2010		2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(15)%	4%	28%	15%

2011 compared to 2010
OSB prices decreased compared to the corresponding period in 2010. The decrease in OSB prices was likely due to weakening of the relationship between supply and demand based upon currently operating facilities across the industry. The decrease in selling prices unfavorably impacted operating results and adjusted EBITDA from continuing operations by approximately $91 million for 2011 as compared to 2010. Sales volumes increased as we continue to move into industrial applications as well as increasing our exports. To continue to balance supply and demand, during 2011, we announced the indefinite curtailment of our Dawson Creek, British Columbia, Canada OSB mill. Including this mill, three of our OSB mills were indefinitely curtailed as of December 31, 2011.
2010 compared to 2009
OSB prices increased compared to the corresponding period of 2009. The increase in OSB prices was likely due to a narrowing of the gap between supply and demand based upon currently operating facilities across the industry, as well as raw material shortages due to weather related issues during the second quarter of 2010. The increase in selling price favorably impacted net sales by approximately $124 million and operating profits and adjusted EBITDA by $107 million for the year as compared to the corresponding period of 2009. As compared to 2009, the increase in sales volume was primarily due to increased demand as well as inventory restocking by our customers after dramatic declines in 2009.
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
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
Sales	$429.8	$427.8	$379.4	—%	13%
Operating profits	$42.0	$51.3	$29.3	(18)%	75%
Adjusted EBITDA from continuing operations	$58.0	$70.0	$48.4	(17)%	45%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
SmartSide® siding	$341.5	$324.2	$293.9	5%	10%
Commodity OSB	31.5	38.6	28.2	(18)%	37%
Canexel siding and other hardboard related products	56.8	65.0	57.3	(13)%	13%
Total	$429.8	$427.8	$379.4
Percent changes in average sales prices and unit shipments for the year ended 2011 compared to 2010 and 2010 compared to 2009 are as follows:

	2011 versus 2010		2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	3%	3%	—%	11%
Commodity OSB	(15)%	(10)%	32%	(2)%
Canexel siding	9%	(21)%	9%	8%
2011 compared to 2010
Siding sales volumes increased in our SmartSide® siding line due to continued penetration in several key focus markets, including retail (primarily driven by increases in the repair and remodel markets) and sheds. Sales prices in our SmartSide® siding product line for 2011 as compared to 2010 increased due to sales price increase announced in the first quarter of 2011.
Sales volumes declined in our Canexel siding lines due to slight weakening in the Canadian housing market and lower shipments to Europe. Sales prices increased in 2011 as compared 2010 due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada and changes in product mix.
Sales prices declined for our commodity OSB products as described in the discussion of our OSB segment above. The decrease in selling price unfavorably impacted operating results and adjusted EBITDA from continuing operations by approximately $5 million for 2011 as compared to 2010.
Overall, the decline in operating results for our siding segment for 2011 as compared to 2010 was primarily due to reduced OSB pricing, reduced volumes in our Canexel product line and raw material pricing increases that were partially offset by higher sales prices in both our SmartSide® and Canexel product lines.

2010 compared to 2009

Sales volumes were higher across SmartSide® and Canexel siding lines due to slightly improved housing starts as well as increased market penetration in non-traditional markets such as storage sheds. Our Canexel sales volumes increased in 2010 as compared to 2009 due to increases in export sales and continued penetration in Canadian markets. Sales prices in our SmartSide® siding product line for 2010 as compared to 2009 remained constant. In our Canexel product line, sales prices increased in 2010 as compared to 2009 due to the impact of the strengthening

Canadian dollar as a majority of these sales are made in Canada. Additionally, one of the siding mills in this segment also produces commodity OSB, which in 2010 experienced a significant increase in price on generally flat volumes.
Overall, the improvement in operating results for our siding segment for 2010 compared to 2009 was primarily due to increased sales volume and improved efficiencies in the operations. Additionally, the OSB produced in this segment provided approximately a $9 million improvement in profits as a result of the improvement in OSB price.

Engineered Wood Products
Our EWP segment manufactures and distributes LVL, I-Joists, LSL and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with AbitibiBowater and under a sales and marketing arrangement with Murphy Plywood. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.
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
Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
Sales	$203.3	$192.0	$157.7	6%	22%
Operating losses	$(15.5)	$(21.3)	$(33.1)	27%	36%
Adjusted EBITDA from continuing operations	$(2.4)	$(7.6)	$(20.4)	68%	63%
Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
LVL / LSL	$103.3	$92.2	$74.0	12%	25%
I-joist	62.6	70.4	63.6	(11)%	11%
Related products	37.4	29.4	20.1	27%	46%
Total	$203.3	$192.0	$157.7
Percent changes in average sales prices and unit shipments for the year ended 2011 compared to 2010 and 2010 compared to 2009 are as follows:

	2011 versus 2010		2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	1%	9%	9%	12%
I-joist	3%	(15)%	6%	3%
2011 compared to 2010
Sales volumes increased in LVL/LSL based upon significant increases in exports, while sales volumes declined in I-joist due to lower U.S. and Canadian demand, which more than offset increases in export sales. Net average selling prices increased in all product lines due to price increases implemented during 2011.
Results of operations for 2011 as compared to the prior year improved due to continued improvements in our LSL facility as well as higher sales volumes of LVL/LSL.
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
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America. We operate in two geographic areas of South America, Chile and Brazil.

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
Sales	$144.9	$124.7	$79.1	16%	58%
Operating profits	$11.6	$7.2	$0.4	61%	1,700%
Adjusted EBITDA from continuing operations	$23.2	$17.2	$9.8	35%	76%
Sales in this segment by production location were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
Chile	$89.3	$79.5	$46.3	12%	72%
Brazil	55.6	45.2	32.8	23%	38%
Total	$144.9	$124.7	$79.1
Percent changes in average sales prices and unit shipments for the year ended 2011 compared to 2010 and 2010 compared to 2009 are as follows:

	2011 versus 2010		2010 versus 2009
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	(1)%	27%	11%	2%
Brazil	8%	16%	18%	24%
2011 compared to 2010
In our Chilean operations, sales volumes increased due to continued demand associated with rebuilding efforts after the Chilean earthquake as well as continued penetration in local markets. Sales volumes in Brazil increased due to increased penetration in local markets as well as increasing exports to China. Changes in price for both areas were primarily driven by the fluctuation in the exchange rates.
2010 compared to 2009
In our Chilean operations, sales volumes increased due to continued penetration in local markets, as well as repair efforts after the Chilean earthquake. However, increased imports into Chile put pressure on our selling prices, which was offset by the strengthening Chilean peso. We experienced improvements in our Brazil operations in terms of sales prices, volumes and manufacturing efficiencies.

 Other
Our other products category includes our moulding business and our joint venture that produces and sells cellulose insulation. This category also includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Category sales, operating profits (losses) and adjusted EBITDA from continuing operations for this category were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
Sales	$39.4	$42.9	$37.9	(8)%	13%
Operating profits (losses)	$(12.5)	$(1.1)	$0.4	(1,036)%	(375)%
Adjusted EBITDA from continuing operations	$(11.7)	$—	$1.7
Sales in this category by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2011	2010	2009	2011 – 2010	2010 – 2009
Mouldings	$28.3	$32.2	$29.3	(12)%	10%
Other	11.1	10.7	8.6	4%	24%
Total	$39.4	$42.9	$37.9
2011 compared to 2010
Sales in our moulding business were lower due to decreased activity in the retail markets, with sales in our other operations remaining relatively flat. Included in these results is a $5.6 million goodwill impairment charge recorded on our joint ventures books. Overall, operating results associated with these activities were negatively impacted by the performance of our moulding business and our U.S. Greenfiber joint venture.
2010 compared to 2009
In our moulding business, we experienced an increase in sales due to continued strength in retail markets. In our joint venture that produces and sells cellulose insulation, results of operations were relatively flat with the previous year. Overall, operating results associated with these activities were negatively impacted reductions in carrying costs of our non-operating facilities.
GENERAL CORPORATE AND OTHER EXPENSE, NET
Net general corporate expense was $66.4 million in 2011 as compared to $73.4 million in 2010 and $76.5 million in 2009. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The decrease in 2011 as compared to 2010 was due to lower accruals under the management incentive program as well as continued cost containment. The decrease in 2010 as compared to 2009 was due to reductions in pension costs associated with the freezing of our U.S. defined benefit pension plans as well as cost containment.
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
NON-OPERATING INCOME (EXPENSE)
In 2011, net non-operating expense was $44.0 million compared to $40.3 million in 2010 and $36.2 million in 2009. Components of non-operating income (expenses) were as follows:

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Interest expense	$(54.4)	$(60.8)	$(71.7)
Amortization of debt charges	(2.6)	(3.1)	(3.0)
Capitalized interest	0.1	—	0.1
Interest expense, net of capitalized interest	(56.9)	(63.9)	(74.6)

Investment income	13.3	18.0	26.0
Realized gains from the sales of investments	15.2	19.0	18.7
SERP market adjustments	0.2	1.4	3.0
Investment income	28.7	38.4	47.7

Other than temporary impairment	(14.8)	(17.0)	(2.0)

Foreign currency gains (losses)	(1.0)	2.2	13.4
Early debt extinguishment	—	—	(20.7)
Other non-operating expense	(1.0)	2.2	(7.3)

Total non-operating income (expense)	$(44.0)	$(40.3)	$(36.2)

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
We participate in several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Canfor Corporation to construct and operate an OSB mill in British Columbia; and (3) a joint venture with AbitibiBowater Inc. to construct and operate two I-joist facilities in Quebec.
In August 2000, we and Casella Waste Management Systems, Inc., each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the joint venture agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. The results of this operation are included within Other Products.
In 2003, we and Canfor Corporation, entered into a joint venture to construct and operate an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture, with LP being responsible for all North America sales from this facility. The results of this operation are included in our OSB segment.
In November 2002, we entered into a joint venture with AbitibiBowater Inc. to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. Subsequently, the joint venture constructed and commenced operating a second I-joist facility in Eastern Canada. The results of these operations are included in the EWP segment.
DISCONTINUED OPERATIONS
Included in discontinued operations for 2011, 2010 and 2009 are the carrying costs of mills that have been closed and divested and related warranty costs associated with such facilities. These operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
2011 compared to 2010
Included in the loss on discontinued operations for 2011 is an increase in our warranty reserves associated with discontinued products of $12.0 million as well as residual costs associated with mills that have been previously discontinued and sold.
2010 compared to 2009
Included in the loss on discontinued operations for 2010 is an increase in our warranty reserves associated with discontinued products of $7.1 million as well as residual costs associated with mills that have been previously discontinued and sold.

INCOME TAXES
We recorded a tax benefit in continuing operations of $39.1 million in 2011, $22.1 million in 2010 and $63.4 million in 2009. For 2011, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to the effect of foreign tax rates and increases in valuation allowances due to net operating loss carry forwards in various jurisdictions, increases in our reserves related to uncertain tax positions associated with our foreign debt structure and the impact of a non-deductible asset impairment included in Greenfiber's operating results.
For 2010, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to a non-deductible impairment loss related to LP’s equity investment in Greenfiber, state income taxes and the effect of foreign tax rates and the foreign currency translation. For 2009, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations related to our foreign debt structure, state income taxes and a valuation allowance established on state net operating loss carry forwards.
We paid $0.8 million of cash taxes and received $25.8 million in cash tax refunds in 2011 and expect to receive $3.5 million in related refunds from prior years in 2012.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. The measurement of liabilities related to these plans is based on management’s interpretation of the applicable plan provisions and assumptions related to future events, including expected return on plan assets and rate of compensation increases. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs. See Note 13 of the Notes to the financial statements included in item 8 of this report for further information on these plans.
The table below quantifies the approximate impact on our plans, as of December 31, 2011, of a one-half percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant:

Dollars in millions
Increase in annual costs for 2012:
Discount rate	$0.4
Expected long-term rate of return	$1.4
Increase in projected benefit obligation:
Discount rate	$19.5
For our U.S. plans, we used a long term rate of return assumption of 7.5% to calculate the 2010 and 2011 net periodic pension costs. For our Canadian plans, we used a long-term rate of return of 4.8% to 6.3% to calculate 2010 and 2011 net periodic pension costs. For 2011, our net periodic pension cost was $5.5 million and we estimate for 2012, our net periodic pension cost will be $6.8 million. This estimate assumes that we will have no curtailment or settlement expenses in 2012. If a settlement or curtailment does occur in 2012, this estimate may change significantly. We estimate in 2012, we will contribute approximately $1 million to our defined benefit pension plans.
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
Cumulative statistics as of December 31, 2011 under hardboard settlements were as follows:

December 31, 2011
Completed claims received	87,500
Claims dismissed	14,800
Claims settled	72,700
The average payment amount for settled claims as of December 31, 2011 was approximately $960. Dismissal of claims is typically the result of claims for products not produced by LP or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital market transactions.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness, acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice.
Operating Activities

During 2011, we used $40.2 million of cash in operations as compared to generating $47.8 million of cash from operations in 2010. This change was related to increased operating losses, higher inventories and lower tax refunds. During 2011, we received tax refunds of $25.0 million (net of payments). Trade receivables are relatively flat between 2011 and 2010. As of December 31, 2011, our trade receivables balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Non-trade receivables decreased by $1.6 million due to lower interest receivables due to principal payments received during 2011. Our trade accounts payable increased by $4.8 million from the prior year primarily due to the increases in inventory and our salary and wages payable declined by $7.4 million due to reduction in expected management incentive payouts. During 2011, we made $2.3 million in contingency payments and $12.9 million in warranty payments.
During 2010, we generated $47.8 million of cash from operations as compared to $60.8 million in 2009. The decrease in cash provided from operations was related to higher inventories and higher pension payments and lower tax refunds, as partially offset by lower operating losses. During 2010, we received tax refunds of $45.7 million (net of payments). Trade receivables increased by $8.8 million due to higher sales in December of 2010 as compared to 2009. As of December 31, 2010, our trade receivables balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Non-trade receivables decreased by $1.8 million due to lower interest receivables due to payments received during 2010. Our accounts payable increased from the prior year primarily due to the increases in inventory as well as changes in our funding of our employee benefit programs. During 2010, we made $9.8 million in contingency payments and $14.6 million in warranty payments.
During 2009, we generated $60.8 million of cash from operations as compared to a use of cash of $142.5 million in 2008. The increase in cash provided by operations was related to an intense focus on cash generation as well as lower operating losses. During 2009, due to the depressed new construction market, we curtailed operating production schedules at many of our facilities and reduced inventories throughout our process which allowed us to reduce our inventories by $57.2 million. During 2009, we received tax refunds of $79.3 million (net of payments). Trade receivables increased by $20.0 million due to higher sales in December of 2009 as compared to 2008. As of December 31, 2009, our trade receivables balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Our accounts payable increased from the prior year primarily due to the increases in interest payable associated with the debt issued in 2009 and accruals for management incentive programs, with minimal increases in trade payables. During the year, we made $12.9 million in contingency payments and $10.3 million in warranty payments.
Investing Activities
During 2011, we generated $7.7 million in cash from investing activities. Capital expenditures for 2011 were $21.4 million, primarily related to maintenance capital. Additionally, we funded our joint ventures $9.6 million . We received $19.1 million on the sale of investments with maturities in excess of 90 days. We also received $1.3 million on the sale of assets and received $18.3 million in cash no longer required to collaterize certain long-term obligations. Additionally, included in accounts payable is $0.8 million related to capital expenditures that had not yet been paid as of December 31, 2011.
During 2010, we generated $120.3 million in cash from investing activities. Capital expenditures for 2010 were $14.5 million, primarily related to maintenance capital. Additionally, our joint ventures refunded $4.9 million in advances made in past years. We received $21.8 million on the sale of investments with maturities in excess of 90 days. We received $115.1 million in principal payments on our notes receivable from asset sales. We also received $3.3 million on the sale of assets and used $10.3 million in cash to collaterize certain long-term obligations. Additionally, included in accounts payable is $1.2 million related to capital expenditures that had not yet been paid as of December 31, 2010.
During 2009, we generated $125.6 million in cash from investing activities. Capital expenditures for 2009 were $9.6 million, primarily related to maintenance capital. We received $50.3 million on the sale of investments with maturities in excess of 90 days. We also generated $57.5 million in cash from the release of restricted cash related to the resolution of certain litigation matters as well as the refinancing of certain long-term obligations which no longer required cash collateralization. We received $20.0 million in principal payments on our notes receivable from asset sales and $7.8 million on the sale of assets. Additionally, included in accounts payable is $1.2 million related to capital expenditures that had not yet been paid as of December 31, 2009.

Capital expenditures in 2012 are expected not to exceed $30 million related to projects critical for continuing operations.
Financing Activities
In 2011, net cash used in financing activities was $15.7 million. During 2011, we redeemed the 25% non-controlling interest in our Brazilian OSB operation for $24.0 million. In connection with this redemption, we borrowed $10.0 million under a Brazilian export financing facility established to facilitate the redemeption. As part of our ongoing cost reduction activities, we renegotiated our Chilean loan which required us to pay a financing fee of $1.0 million and allowed us to release our restricted cash associated with letters of credit supporting Chilean borrowings and lower the interest rate on this loan. We also paid $0.5 million of financing fees in connection with amendments to our asset-based revolving credit facility.
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
CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility will end in October 2016.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At December 31, 2011, we had $87.3 million of unused borrowing base capacity under the facility and no borrowings outstanding under the facility. Outstanding under this facility at December 31, 2011, were $9.9 million in letters of credit which were collateralized by $10.7 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. At December 31, 2011, our fixed charge coverage ratio was estimated to be 0.2, and we anticipate that our fixed charge coverage ratio will remain below 1.1 to 1.0 for the foreseeable future, and, accordingly we will be subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above during such time. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility may remain constrained to an amount that does not exceed the excess of our adjusted borrowing base over $15 million.
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
As part of our refinancing strategy, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi-annual principal payments beginning in June of 2012. The loan bears interest at UF plus 3.9% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, LP Chile will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. As of December 31, 2011, the balance of this loan was $40.5 million.

OTHER LIQUIDITY MATTERS
As of December 31, 2011, we had $0.7 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
During 2011, we sold $38.1 million (par value) of our ARS for $19.1 million plus accrued interest. In connection with this transaction, we recorded a gain on sale of securities of $15.2 million, which represents a recovery of losses previously recorded as an Other-than-temporary impairment.
During 2010, we sold $35.3 million (par value) of our ARS for $21.8 million plus accrued interest. In connection with this transaction, we recorded a gain on sale of securities of $19.0 million, which represents a recovery of losses previously recorded as an Other-than-temporary impairment.
During 2009, we sold $55.0 million (par value) of our ARS for $21.5 million plus accrued interest. In connection with this transaction, we recorded a gain on sale of securities of $18.7 million, which represents a recovery of losses previously recorded as an Other-than-temporary impairment.
The estimated market value of our ARS holdings at December 31, 2011 was $0.7 million, which reflects a $22.7 million adjustment to the par value of $23.4 million. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.
If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for environmental reserves), totaled $21.2 million at December 31, 2011, of which $4.0 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2011 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2012	2013	2014	2015	2016
Long-term debt[1]	$56.5	$136.3	$42.7	$42.4	$42.1
Operating leases	2.9	3.0	3.1	3.1	0.6
Purchase obligations[2]	—	—	—	—	—
Other long-term obligations[3]	2.0	—	—	—	—
Total contractual cash obligations	$61.4	$139.3	$45.8	$45.5	$42.7

_______________

[1]	Includes expected interest payments as well as debt maturities.

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

[3]
Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Current pension funding regulations require LP to contribute $1-$2 million in 2012 to its defined benefit pension plans, and we have included $2 million in the table above. Future years are not estimable due to the large number of factors involved in determining minimum pension funding.

[4]
Uncertain tax positions have been excluded from the above table as it is not reasonably possible to estimate these may need to be paid. As of December 31, 2011, the amount of uncertain tax positions excluded from the above table is $23.5 million.

Other Financing Arrangements
In connection with the sale of southern timber and timberlands in 2003, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner, LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. Both the notes receivable and notes payable mature in 2018. The notes payable are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by the notes receivable. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2011 and December 31, 2010. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term debt on the financial statements included in item 8 of this report.
In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers are used to fund payments required for the notes payable. To date, all installments under these notes have been received and the corresponding installments under the notes payable have been paid. The next installment is due in 2012. The notes receivable are classified as "Current portion of Notes receivable from asset sales" and "Long-term notes receivable from asset sales” and the notes payable are classified as the "Current portion of limited recourse notes payable" and long-term debt on the financial statements included in item 8 of this report.

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2011, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges. See Note 3 of the Notes to the financial statements included in item 8 of this report for impairment charges recorded in the periods presented.
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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at December 31, 2011, a 100 basis point interest change would impact pre-tax net income and cash flows by $3.6 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity (including our joint venture operation) of 5.0 billion square feet (3/8” basis) or 4.3 billion square feet (7/16” basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4.3 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, expected volumes will be significantly below our capacity.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, stockholders' equity, and comprehensive income for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 29, 2012

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$340.0	$389.3
Receivables, net of allowance for doubtful accounts of $1.1 million and $1.3 million at December 31, 2011 and December 31, 2010	65.1	66.8
Income tax receivable	3.5	18.7
Inventories	163.6	151.9
Prepaid expenses and other current assets	5.7	5.6
Deferred income taxes	17.0	23.4
Current portion of notes receivable from asset sales	10.0	—
Assets held for sale	51.9	57.9
Total current assets	656.8	713.6
Timber and timberlands	45.5	46.8
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	120.6	125.3
Buildings	265.5	280.2
Machinery and equipment	1,636.5	1,702.2
Construction in progress	5.5	4.8
	2,028.1	2,112.5
Accumulated depreciation	(1,245.9)	(1,195.4)
Net property, plant and equipment	782.2	917.1
Notes receivable from asset sales	523.5	533.5
Investments in and advances to affiliates	79.1	110.0
Deferred debt costs	8.9	10.1
Long-term investments	0.7	15.4
Restricted cash	12.9	31.1
Intangible assets, net of amortization	1.4	2.2
Other assets	24.9	24.9
Long-term deferred tax asset	4.0	5.9
Total assets	$2,139.9	$2,410.6

See Notes to the Financial Statements.

Consolidated Balance Sheets (Continued) Dollar amounts in millions, except per share

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$0.2
Current portion of limited recourse notes payable	7.9	—
Accounts payable and accrued liabilities	122.3	127.8
Current portion of contingency reserves	4.0	7.0
Total current liabilities	139.5	135.0
Long-term debt, excluding current portion	715.9	714.5
Deferred income taxes	106.0	164.8
Contingency reserves, excluding current portion	17.2	25.9
Other long-term liabilities	160.4	129.8
Redeemable non-controlling interest	—	22.8
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 149,818,301 and 144,836,996 shares issued	149.8	144.8
Additional paid-in capital	549.9	559.4
Retained earnings	681.8	863.1
Treasury stock, 12,678,360 shares and 12,890,125 shares, at cost	(274.4)	(279.9)
Accumulated comprehensive loss	(106.2)	(69.6)
Total stockholders’ equity	1,000.9	1,217.8
Total liabilities and stockholders’ equity	$2,139.9	$2,410.6

See Notes to the Financial Statements.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2011	2010	2009
Net sales	$1,356.9	$1,383.6	$1,061.0
Operating costs and expenses:
Cost of sales	1,244.2	1,187.9	999.3
Depreciation and amortization	78.9	82.0	80.0
Selling and administrative	111.2	118.8	115.9
(Gain) loss on sale or impairment of long lived assets	73.9	2.4	(2.5)
Other operating credits and charges, net	(11.2)	0.1	1.6
Total operating costs and expenses	1,497.0	1,391.2	1,194.3
Loss from operations	(140.1)	(7.6)	(133.3)
Non-operating income (expense):
Interest expense, net of capitalized interest	(56.9)	(63.9)	(74.6)
Investment income	28.7	38.4	47.7
Other-than-temporary investment impairment	(14.8)	(17.0)	(2.0)
Other non-operating income (expense)	(1.0)	2.2	(7.3)
Total non-operating income (expense)	(44.0)	(40.3)	(36.2)
Loss before income taxes and equity in losses of unconsolidated affiliates	(184.1)	(47.9)	(169.5)
Benefit for income taxes	(39.1)	(22.1)	(63.4)
Equity in loss of unconsolidated affiliates	26.9	6.4	10.4
Loss from continuing operations	(171.9)	(32.2)	(116.5)
Loss from discontinued operations before tax	(14.2)	(10.4)	(8.6)
Benefit for income taxes	(5.0)	(4.0)	(3.3)
Loss from discontinued operations	(9.2)	(6.4)	(5.3)
Net loss	(181.1)	(38.6)	(121.8)
Less: Net income (loss) attributed to non-controlling interest	0.2	0.4	(0.9)
Net loss attributed to Louisiana-Pacific Corporation	$(181.3)	$(39.0)	$(120.9)
Amounts attributed to LP Corporation common shareholders:
Loss from continuing operations, net of tax	$(172.1)	$(32.6)	$(115.6)
Loss from discontinued operations, net of tax	(9.2)	(6.4)	(5.3)
	$(181.3)	$(39.0)	$(120.9)
Basic net loss per share:
Loss per share from continuing operations	$(1.29)	$(0.25)	$(1.06)
Loss per share from discontinued operations	(0.07)	(0.05)	(0.05)
Net loss per share	$(1.36)	$(0.30)	$(1.11)
Diluted net loss per share:
Loss per share from continuing operations	$(1.29)	$(0.25)	$(1.06)
Loss per share from discontinued operations	(0.07)	(0.05)	(0.05)
Net loss per share	$(1.36)	$(0.30)	$(1.11)
Average shares of common stock used to compute net loss per share:
Basic	133.2	129.1	108.5
Diluted	133.2	129.1	108.5
See Notes to the Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(181.1)	$(38.6)	$(121.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78.9	82.0	80.0
Loss from unconsolidated affiliates	26.9	6.4	10.4
Other operating credits and charges, net	(11.2)	(1.2)	12.2
(Gain) loss on sale or impairment of long-lived assets	73.9	(1.2)	(2.5)
Loss on early debt extinguishment	—	—	20.7
Realized gain on sale of long term investments	(15.2)	(19.0)	(18.7)
Other-than-temporary impairment of investments	14.8	17.0	2.0
Stock-based compensation related to stock plans	7.8	8.8	7.3
Exchange (gain) loss on remeasurement	0.1	0.9	(7.0)
Cash settlements of contingencies	(2.3)	(9.8)	(12.9)
Cash settlements of warranties, net of accruals	0.4	(3.4)	(0.8)
Pension (payments) expense, net	(6.3)	(8.2)	6.6
Non-cash interest expense, net	8.4	5.3	5.1
Other adjustments, net	3.4	2.1	0.2
Increase in receivables	(0.7)	(0.9)	(9.5)
Decrease in income tax receivables	15.2	34.0	41.5
(Increase) decrease in inventories	(15.1)	(8.5)	57.2
(Increase) decrease in prepaid expenses	(0.2)	1.2	4.0
Increase (decrease) in accounts payable and accrued liabilities	(5.4)	(2.8)	6.2
Decrease in deferred income taxes	(32.5)	(16.3)	(19.4)
Net cash provided by (used in) operating activities	(40.2)	47.8	60.8
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(21.4)	(14.5)	(9.6)
Proceeds from asset sales	1.3	3.3	7.8
Proceeds from (investments and advances) to joint ventures	(9.6)	4.9	(0.3)
Purchase of a business	—	—	(0.1)
Receipt of proceeds from notes receivable	—	115.1	20.0
Proceeds from sale of investments	19.1	21.8	50.3
Decrease (increase) in restricted cash under letters of credit/credit facility	18.3	(10.3)	57.5
Net cash provided by investing activities	7.7	120.3	125.6
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	10.0	—	320.5
Repayment of long-term debt	(0.2)	(173.7)	(318.8)
Payments made under revolving credit lines and short-term notes payable	—	(0.4)	(2.3)
Redemption of redeemable non-controlling interest	(24.0)	—	—
Payment of debt issuance fees	(1.5)	(0.1)	(15.8)
Sale of common stock under equity plans	—	—	132.3
Other financing activities, net	—	(0.1)	—
Net cash provided by (used in) financing activities	(15.7)	(174.3)	115.9
Effect of exchange rate on cash and cash equivalents	(1.1)	1.4	(5.9)
Net increase (decrease) in cash and cash equivalents	(49.3)	(4.8)	296.4
Cash and cash equivalents at beginning of year	389.3	394.1	97.7
Cash and cash equivalents at end of year	$340.0	$389.3	$394.1
See Notes to the Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	116.9	$116.9	13.6	$(297.3)	$441.3	$1,023.0	$(98.1)	$1,185.8	$18.7
Net loss						(120.9)		(120.9)	(0.9)
Issuance of shares for public offering	20.7	20.7			111.6			132.3
Issuance of shares for employee stock plans and stock-based compensation			(0.5)	11.2	(2.2)			9.0
Amortization of restricted stock grants					1.7			1.7
Issuance and exercise of stock warrants in connection with debt issuance	2.1	2.1			11.4			13.5
Tax benefit of employee stock plan transactions					(1.4)			(1.4)
Other comprehensive income							33.5	33.5	3.3
Balance as of December 31, 2009	139.7	139.7	13.1	(286.1)	562.4	902.1	(64.6)	1,253.5	21.1
Net income (loss)						(39.0)		(39.0)	0.4
Issuance of shares for employee stock plans and stock-based compensation			(0.2)	6.2	0.8			7.0
Amortization of restricted stock grants					1.7			1.7
Exercise of stock warrants	5.1	5.1			(5.1)			—
Tax benefit of employee stock plan transactions					(0.4)			(0.4)
Other comprehensive income (loss)							(5.0)	(5.0)	1.3
Balance as of December 31, 2010	144.8	144.8	12.9	(279.9)	559.4	863.1	(69.6)	1,217.8	22.8
Net income (loss)						(181.3)		(181.3)	0.2
Issuance of shares for employee stock plans and stock-based compensation			(0.2)	5.5	—			5.5
Amortization of restricted stock grants					1.3			1.3
Exercise of stock warrants	5.0	5.0			(5.0)			—
Tax benefit of employee stock plan transactions					(0.6)			(0.6)
Redemption of redeemable non-controlling interest					(5.2)		5.6	0.4	(24.0)
Other comprehensive income (loss)							(42.2)	(42.2)	1.0
Balance as of December 31, 2011	149.8	$149.8	12.7	$(274.4)	$549.9	$681.8	$(106.2)	$1,000.9	$—
See Notes to the Financial Statements

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2011	2010	2009
Net loss	$(181.1)	$(38.6)	$(121.8)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(12.4)	9.0	26.1
Unrealized gains (losses) on derivative financial instruments	0.7	(0.2)	1.2
Unrealized gains (losses) on securities, net of reversals	(6.3)	(4.9)	11.8
Defined benefit pension and post retirement plans:
Prior service cost (credit)	—	—	0.3
Amortization of prior service cost	0.2	0.2	0.2
Net (loss) gain	(26.8)	(9.2)	(4.5)
Amortization of net loss	3.1	1.7	2.5
Exchange (loss) gain on remeasurement	0.3	(0.3)	(0.8)
Other comprehensive income (loss), net of tax	(41.2)	(3.7)	36.8
Net (income) loss attributable to non-controlling interest	(0.2)	(0.4)	0.9
Foreign currency translation adjustments attributed to non-controlling interest	(1.0)	(1.3)	(3.3)
Comprehensive loss	$(223.5)	$(44.0)	$(87.4)

See Notes to the Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Brazil through foreign subsidiaries and joint ventures. The principal customers for the Company’s building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America and South America, with sales to Asia, Australia and Europe.
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

LP consolidates a variable interest entity (VIE) when it has a controlling financial interest in the VIE and is thus determined to be the VIE's primary beneficiary. LP currently consolidates its interest in LP Pinewood which was established in 2003 in connection with the sale of LP's southern timberlands. LP has notes receivable of $410.0 million (see Note 6) and notes payable of $368.7 million (see Note 12) recorded in the balance sheet related to LP's interest in the VIE. For further information regarding the details of the relationship of the assets and liabilities and the recourse provisions of the consolidated VIE see Note 12.
LP also has variable interests in its Canfor-LP and Abitibi-LP equity method investees but is not considered to be the primary beneficiary. See Note 8 for further information on these investments.
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

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2011	2010	2009
Numerator:
Income (loss) attributed to LP common shares:
Loss from continuing operations	$(172.1)	$(32.6)	$(115.6)
Loss from discontinued operations	(9.2)	(6.4)	(5.3)
Net loss	$(181.3)	$(39.0)	$(120.9)
Denominator:
Basic—weighted average common shares outstanding	133.2	129.1	108.5
Dilutive effect of employee stock plans	—	—	—
Dilutive effect of stock warrants	—	—	—
Diluted shares outstanding	133.2	129.1	108.5
Basic earnings per share:
Loss from continuing operations	$(1.29)	$(0.25)	$(1.06)
Loss from discontinued operations	(0.07)	(0.05)	(0.05)
Net loss per share	$(1.36)	$(0.30)	$(1.11)
Diluted earnings per share:
Loss from continuing operations	$(1.29)	$(0.25)	$(1.06)
Loss from discontinued operations	(0.07)	(0.05)	(0.05)
Net loss per share	$(1.36)	$(0.30)	$(1.11)
Stock options, warrants and stock settled stock appreciation rights (SSARs) related to approximately 7.1 million, 9.1 million and 7.4 million common shares for years ended December 31, 2011, 2010 and 2009 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position in continuing operations.
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
Timber and Timberlands
Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products. These licenses have a life of twenty to twenty-five years. These licenses are amortized on a straight-line basis over the life of the license as the licenses are utilized. Cost of timber harvested also includes the amortization of the timber licenses. See Note 7 for further discussion.
Assets Held for Sale
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of December 31, 2011 and 2010, LP included three OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to estimated sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollar amounts in millions	December 31,
	2011	2010
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$13.1	$13.4
Buildings	22.9	24.5
Machinery and equipment	178.3	197.7
	214.3	235.6
Accumulated depreciation	(162.4)	(177.7)
Net property, plant and equipment	$51.9	$57.9
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
LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. There was no capitalized interest during 2011 and 2010 due to LP’s reduced capital programs. Capitalized interest totaled $0.1 million in

2009.
Asset Impairments
Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 3 for impairment charges recorded in the periods presented. Also see Note 17 for a discussion of charges in 2011, 2010 and 2009 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
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
LP recognizes liabilities for uncertain tax positions through a two step process. The first step is to the evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step requires LP to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as LP must determine the probability for various outcomes. LP evaluates these uncertain tax provisions when new information becomes available. These revaluations are based upon factors including, but not limited to, changes in circumstances, changes in tax law, successful settlement of issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefits or an increase to the related provision.
LP classifies interest related to income taxes liabilities or uncertain tax positions as interest expense or interest income and, if applicable, penalties are recognized as a component of income tax expense.
See Note 10 for further discussion of deferred taxes.
Stock-Based Compensation
LP recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, restricted stock or restricted stock units and stock settled stock appreciation rights (SSAR), based upon the fair value of those awards at the date of grant over the requisite service period. LP uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of the stock option and SSAR awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 14.

Derivative Financial Instruments
To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments, which include forward exchange, options and futures contracts. U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2011, GreenFiber recognized $1.4 million in “Other comprehensive income” to adjust these contracts to fair market value and, accordingly, LP has recorded its share, $0.7 million, in LP’s “Other comprehensive income.” Additionally, LP has provided deferred taxes of $(0.3) million associated with this swap.

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
Intangible Assets
Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Impairment of the investment is evaluated when factors indicate impairment may exist.
Restricted Cash
In accordance with LP’s credit facilities, discussed at Note 12, LP has established restricted cash accounts. As of December 31, 2011, a portion of the restricted cash secures outstanding letters of credit under LP’s U.S. and Canadian credit facilities.
Revenue Recognition
Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2011, LP's top ten customers accounted for approximately 48.2% of its sales and no customer accounted for more than 10% of its sales. During 2010, LP’s top ten customers accounted for approximately 49.0% of its sales, with its largest customer, Taiga Building Products, Ltd. accounting for 10.9% of our sales. During 2009, LP’s top ten customers accounted for approximately 51.0% of its sales, with its two largest customers, The Home Depot, Inc. accounting for 10.9% and Taiga Building Products, Ltd. accounting for 10.1% of its sales.
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
Deferred Debt Costs
Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). LP amortized deferred debt costs of $2.6 million, $3.1 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009. Additionally, in connection with the retirement of a portion of the Senior Secured Notes due in 2017 in November 2009, LP recorded a charge of $3.8 million which is included in the loss on early debt extinguishment within the “Other non-operating income (expense)”. See Note 11 for further discussion.
Other Operating Credits and Charges, Net
LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, gains from insurance recoveries and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2011, 2010 and 2009.
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
Present and Prospective Accounting Pronouncements
In June 2011, FASB amended Accounting Standards Codification ("ASC") 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update ("ASU") impacts presentation only and will have no effect on LP's financial condition, results of operations or cash flows. In December 2011, the FASB issued ASU 2011-12, which is an update to the amendment issued in June. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

In May 2011, the FASB amended ASC 820, "Fair Value Measurement." This amendment is intended to create convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. Based upon initial assessment, LP does not believe the adoption of this amendment will have a material impact on its consolidated financial statements.

2.	INVESTMENTS
Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2011 and December 31, 2010:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Auction rate securities	$0.3	$0.4	$—	$0.7

Total marketable securities	$0.3	$0.4	$—	$0.7

December 31, 2010
Auction rate securities	$4.8	$10.6	$—	$15.4

Total marketable securities	$4.8	$10.6	$—	$15.4
As of December 31, 2011, LP had $0.7 million ($23.4 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities.
During 2011, LP sold $38.1 million (par value) of its ARS in an open market transaction for $19.1 million . LP recorded a gain on sale of securities of $15.2 million, which represents a recovery of losses previously recorded as an "Other-than-temporary impairment".
During 2010, LP sold $35.3 million (par value) of its ARS in an open market transaction for $21.8 million. LP recorded a gain on sale of securities of $19.0 million, which represents a recovery of losses previously recorded as an “Other-than-temporary impairment”.
During 2009, LP sold $55.0 million (par value) of its ARS pursuant to a tender offer for $21.5 million plus accrued interest. LP recorded a gain on sale of securities of $18.7 million, which represented a recovery of losses previously recorded as an "Other-than-temporary impairment".
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
The contractual maturities of debt securities classified as available for sale at December 31, 2011 were as follows:

Dollar amounts in millions	2011
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due in more than one year	0.3	0.7
Total marketable securities	$0.3	$0.7
Proceeds from sales and maturities of investments for the years ended December 31, 2011, 2010 and 2009, totaled $19.1 million, $21.8 million, and $50.3 million. There were no purchases of short-term and long-term investments for the years ended December 31, 2011, 2010, and 2009. The gross realized gains and losses related to the sales of short-term investments, other than the sale of ARS described above, were not material for the year ended December 31, 2009. During 2011 and 2010, LP did not own any short-term investments. Net unrealized gains and losses on derivative instruments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ equity.

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

Assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 is summarized in the following tables.

Dollar amounts in millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$0.7	$—	$—	$0.7
Trading securities	2.7	2.7	—	—
Total	$3.4	$2.7	$—	$0.7

Dollar amounts in millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$15.4	$—	$3.8	$11.6
Trading securities	2.6	2.6	—	—
Total	$18.0	$2.6	$3.8	$11.6
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
The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2011 and 2010.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2009	$26.3
Sale of ARS	(21.8)
Total realized/unrealized gains (losses)
Reclass from Level 3 to Level 2 based upon market conditions	(3.8)
Included in investment income	19.0
Included in other comprehensive income	(8.1)
Balance at December 31, 2010	11.6
Sale of ARS	(19.7)
Total realized/unrealized gains (losses)
Included in investment income	15.2
Included in other comprehensive income	(6.4)
Balance at December 31, 2011	$0.7
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2010	$—
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2011	$—
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
LP reviews the carrying values of long-lived assets to be held and used, for the impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable (given assumptions on housing starts and growth rates) and exceeds estimated fair value.
The following table summarizes long-lived assets measured on a nonrecurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$82.8	$—	$—	$82.8
Long-lived assets held for sale	25.6	—	25.6	—
Total	$108.4	$—	$25.6	$82.8
During the year ended December 31, 2011, LP determined that an impairment review was required of its LSL facility located in Houlton, Maine due to continued operating losses which were driven by the significant reductions in current and forecasted housing starts. As a result of this review, LP recognized a pre-tax, non-cash impairment charge of $62.0 million. The estimated fair value of long-lived assets was calculated based on the income approach using the discounted probability of weighted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. In addition, liquidation values were considered where appropriate, as well as indicated values from divestiture activities. These assets are included in LP's property, plant and equipment (long-lived assets) which are held and used.
During the year ended December 31, 2011, LP recorded an impairment charge of $6.9 million on various assets held for sale to reduce their carrying value to the estimated sales price less estimated selling costs. The valuation of these assets was determined based using level two inputs under the market approach. Also, LP recorded an impairment charge of $4.9 million on assets no longer used.
During the year ended December 31, 2010, LP recorded an impairment of $0.9 million to reduce the carrying value of assets held and used to their net realizable value. The valuation of these assets was determined using level two inputs under the market approach.
During the year ended December 31, 2010, LP recorded an Other-than-temporary impairment charge of $17.0 million to reduce the carrying value of an equity method investment to the estimated sales price. This sales price was based upon LP’s decision (based upon decisions by its joint venture partner) to sell this investment. The estimated net sales price of this investment was below the then current book value and therefore impairment was required. The valuation of these assets was determined using level two inputs under the market approach. During the year end December 31, 2011, this sale process was not completed. The joint venture's financial results continued to deteriorate and it was required to complete an impairment analysis of its goodwill. As part of this analysis, LP determined that LP's current book value exceed the enterprise (fair value) of the investment by $14.8 million. The valuation of these assets was determined using level three inputs under the market approach. The enterprise value was calculated based on the income approach using the discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. In addition, liquidation values were considered where appropriate.

4.	RECEIVABLES
Receivables consist of the following:

	December 31,
Dollar amounts in millions	2011	2010
Trade receivables	$55.9	$56.2
Interest receivables	1.2	1.1
Other receivables	9.1	10.8
Allowance for doubtful accounts	(1.1)	(1.3)
	$65.1	$66.8

Other receivables at December 31, 2011 and 2010 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

5.	INVENTORIES
Inventories consisted of the following (work-in-process is not material):

	December 31,
Dollar amounts in millions	2011	2010
Logs	$26.5	$22.4
Other raw materials	18.6	21.4
Finished products	109.6	100.3
Supplies	9.5	8.5
LIFO reserve	(0.6)	(0.7)
Total	$163.6	$151.9
During 2011 and 2010, liquidation of LIFO layers reduced cost of sales by $0.1 million and $0.2 million.

6.	NOTES RECEIVABLE FROM ASSET SALES
Notes receivable from asset sales are related to transactions that occurred during 1997, 1998 and 2003. The 1997 and 1998 notes receivable provide collateral for LP’s limited recourse notes payable and the 2003 notes receivable provide collateral for LP’s non-recourse notes payable (see Note 12). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2011	December 31,
		2011	2010
Notes receivable (unsecured), maturing 2012, interest rates fixed	5.6%	$9.9	$9.9
Notes receivable (secured), maturing 2013-2018, interest rates fixed	7.1 – 7.3%	113.6	113.6
Notes receivable (secured), maturing 2018, interest rate variable		410.0	410.0
Total		533.5	533.5
Current portion		10.0	—
Long-term portion		$523.5	$533.5
The weighted average interest rate for all notes receivable from asset sales at December 31, 2011 and 2010 was approximately 2.1% and 2.1%. The notes mature as follows:

Dollar amounts in millions
Year ended December 31,
2012	$10.0
2013	91.4
2014	—
2015	—
2016	—
2017 and after	432.1
Total	$533.5
LP estimates that the fair value of these notes at December 31, 2011 and 2010 was approximately $543.3 million and $548.7 million.

7.	OTHER INTANGIBLE ASSETS

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

	December 31,
Dollar amounts in millions	2011	2010
Timber licenses (recorded as part of Timber and Timberlands)	$38.1	$40.1
Customer relationships, net of amortization	1.3	2.1
Other	0.1	0.1
Total	$39.5	$42.3

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for both Le Groupe Forex (Forex) and the assets of Evans Forest Products. The initial value of these licenses was $77.6 million. These licenses have a life of twenty to twenty-five years.

Customer relationships are amortized on a straight line basis over the estimated period of economic benefit, generally five years. Initial value of these relationships was deemed to be $3.9 million.

Amortization of the above intangible asset over the next five years is as follows:

Dollar amounts in millions
Year ended December 31,
2012	$2.1
2013	1.9
2014	1.3
2015	2.0
2016	2.0

8.	INVESTMENTS IN AND ADVANCES TO AFFILIATES
LP has investments in affiliates that are accounted for under the equity method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:

At December 31, 2011 LP’s significant equity method investees, its approximate ownership interest and principal business activity in each investee were as follows:

	Ownership %
U.S. GreenFiber	50%	Established to manufacture and sell cellulose insulation products.
Abitibi—LP	50%	Established to construct and operate jointly owned I-Joist facilities in Quebec, Canada.
Canfor—LP	50%	Established to construct and operate a jointly owned OSB facility in British Columbia, Canada.
These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements; however based upon the aggregation requirements under S-X, aggregated summarized financial information is required as follows:

	Year ended December 31,
Dollars in millions	2011	2010	2009
Net sales	$188.6	$241.9	$213.7
Net loss	$(53.7)	$(12.8)	$(21.8)

	As of December 31,
Current assets	$50.0	$57.3
Long term assets	168.9	211.4
Total assets	$218.9	$268.7

Total liabilities	$41.4	$45.1
Equity	177.5	223.6
Total liabilities and equity	$218.9	$268.7

LP sells products and raw materials to the Abitibi-LP entity and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2011, 2010 and 2009, LP sold $6.0 million, $5.6 million and $5.5 million of products to Abitibi-LP and purchased $33.6 million, $39.6 million and $32.5 million of I-joists from Abitibi-LP. LP also purchased $92.9 million, $109.5 million and $51.0 million of OSB from Canfor-LP for the years ended December 31, 2011, 2010 and 2009. Included in LP’s Consolidated Balance Sheets at December 31, 2011 and 2010 are $0.5 million and $1.6 million in accounts receivable and $2.3 million and $2.4 million in accounts payable due from and to these affiliates.

During the year ended December 31, 2011 , LP was required to record an other than temporary impairment of its equity investment in U.S. Greenfiber as LP's current book value exceed the enterprise (fair) value of the investment by $14.8 million. See Note 3 included in this report for additional details.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2011	2010
Accounts payable	$58.6	$53.8
Salaries and wages payable	21.9	29.3
Taxes other than income taxes	4.4	5.0
Current portion of warranty reserves	12.0	10.0
Accrued interest	10.3	10.0
Other accrued liabilities	15.0	19.6
Income taxes payable	0.1	0.1
Total Accounts payable and accrued liabilities	$122.3	$127.8
Other accrued liabilities at December 31, 2011 and 2010 primarily consist of accrued rent, accrued rebates, timber liabilities, current portion of worker compensation liabilities and other items.

10.	INCOME TAXES
Loss from continuing operations before income taxes consists of the following:

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Domestic	$(149.4)	$(36.4)	$(121.7)
Foreign	(61.6)	(17.9)	(58.2)
Total	$(211.0)	$(54.3)	$(179.9)

The following presents the components of LP’s income tax provision (benefit) from continuing operations. Certain corrections have been made to prior year amounts in order to present the components from continuing operations as opposed to LP’s total income tax provision (benefit). Such corrections were not considered material:

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Current tax provision (benefit):
U.S. federal	$(0.9)	$(1.1)	$(43.9)
State and local	(1.3)	1.1	(1.6)
Foreign	(8.6)	(13.4)	0.5
Net current tax benefit	(10.8)	(13.4)	(45.0)
Deferred tax provision (benefit):
U.S. federal	(39.7)	(6.7)	5.6
State and local	(6.1)	(3.6)	(2.1)
Foreign	(11.4)	2.5	(29.4)
Net valuation allowance increase (decrease)	28.9	(0.9)	7.5
Net deferred tax benefit	(28.3)	(8.7)	(18.4)
Total income tax benefit	$(39.1)	$(22.1)	$(63.4)
LP received income tax refunds during 2011, 2010 and 2009 of $25.8 million, $51.4 million and $91.1 million and paid cash taxes of $0.8 million, $5.7 million and $11.8 million. Included in the Consolidated Balance Sheet at December 31, 2011 and 2010 are income tax receivables of $3.5 million and $18.7 million.

The income tax effects of LP’s share of the income or loss of U.S. GreenFiber and Canfor-LP OSB Limited Partnership in 2011, 2010 and 2009 are recorded in “Benefit for income taxes” on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in “Equity in loss of unconsolidated affiliates”.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2011	2010
Property, plant and equipment	$160.9	$175.9
Timber and timberlands	11.4	12.8
Inventories	(12.4)	(14.0)
Accrued liabilities	(81.5)	(67.4)
Benefit of capital loss and NOL carryovers	(171.7)	(118.1)
Benefit of federal & state tax credit carryovers	(24.4)	(30.2)
Installment sale gain deferral	166.7	166.7
Deferred financial income/loss	—	(6.9)
Market value write down of ARS	(8.9)	(21.9)
Other	(4.2)	18.4
Valuation allowance	49.1	20.2
Net deferred tax liabilities	$85.0	$135.5
Balance sheet classification
Current deferred tax asset	$(17.0)	$(23.4)
Long-term deferred tax asset	(4.0)	(5.9)
Long-term deferred tax liability	106.0	164.8
	$85.0	$135.5
The $171.7 million of benefit relating to capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2011 consists of $60.2 million for federal NOL carryovers which will begin to expire in 2029, $35.8 million (net of federal taxes) for state NOL carryovers and $1.3 million for state capital losses which will expire in various years through 2026, $62.2 million for Canadian NOL carryovers which will expire starting in 2029 and $12.2 million for Canadian capital loss carryovers which may be carried forward indefinitely. At December 31, 2011, LP has recorded valuation allowances of $16.1 million related to state NOL carryover benefit; $1.3 million related to state capital loss carryover; $16.7 million related to Canadian NOL carryover; $11.6 million against the Canadian capital loss benefit ; $1.5 million against the state tax credit carryovers and $1.9 million related to other items.
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
The current tax cost recognized upon the vesting of employee stock programs is a reduction in additional paid in capital of $0.6 million, $0.4 million and $1.4 million for 2011, 2010 and 2009.
U.S. taxes have not been provided on approximately $29.8 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Determination of the amount of any unrecognized income tax liability on this temporary difference is not practical because of the complexities of the hypothetical calculation. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates on continuing operations:

	Year ended December 31,
	2011	2010	2009
U.S. Federal tax rate	(35)%	(35)%	(35)%
State and local income taxes	(3)	(6)	(2)
Effect of non-deductible goodwill impairments	—	9	—
Effect of foreign debt structure	—	—	(4)
Uncertain tax positions	5	—	—
Effect of foreign tax rates / foreign exchange	—	(11)	—
Valuation allowance	13	(1)	3
Other, net	1	4	3
Effective tax rate (%)	(19)%	(40)%	(35)%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 through 2009. All U.S. federal audits of prior years have been completed. LP settled various state income tax audits during 2011 and is subject to various state and local income tax examinations for the tax years 2005 through 2010. Canadian federal income tax returns have been audited and effectively settled through 2004 and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2007 and audits of 2008 through 2010 will begin in 2012. During 2011, the Chilean Tax Office initiated an audit of tax years 2008 through 2010.
In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31, 2011
Dollar amounts in millions	2011	2010	2009
Beginning balance	$11.3	$13.0	$14.4
Increases:
Tax positions taken in current and prior years	12.7	0.7	1.3
Decreases:
Tax positions taken in current year	(0.3)	(0.7)	(1.6)
Settlements during the year	(0.2)	(1.7)	(1.1)
Ending balance	$23.5	$11.3	$13.0
Included in the above balances at December 31, 2011 and 2010 is $12.4 million and $1.2 million of tax benefits that, if recognized, would affect LP’s effective tax rate, and no penalties. LP accrued interest of $1.2 million and $1.0 million during 2011 and 2010, and in total LP has recognized a liability of $3.7 million and $2.5 million for accrued interest related to its uncertain tax positions as of December 31, 2011 and 2010. At this point, it is not possible to reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

11.	NON-OPERATING INCOME (EXPENSE)
Included in LP’s Consolidated Statements of Income is a non-operating expense of $44.0 million, $40.3 million and $36.2 million for the years ended December 31, 2011, 2010 and 2009. This expense is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Interest expense	$(54.4)	$(60.8)	$(71.7)
Amortization of debt charges	(2.6)	(3.1)	(3.0)
Capitalized interest	0.1	—	0.1
Interest expense, net of capitalized interest	(56.9)	(63.9)	(74.6)
Investment income	13.3	18.0	26.0
Realized gains from the sales of investments	15.2	19.0	18.7
SERP market adjustments	0.2	1.4	3.0
Investment income	28.7	38.4	47.7
Other than temporary impairment	(14.8)	(17.0)	(2.0)
Foreign currency gains (losses)	(1.0)	2.2	13.4
Early debt extinguishment	—	—	(20.7)
Other non-operating expense	(1.0)	2.2	(7.3)
Total non-operating income (expense)	$(44.0)	$(40.3)	$(36.2)
For the year ended December 31, 2011 , LP recorded an impairment charge of $14.8 million associated with an equity investment in a joint venture to reduce the carrying value of this investment to it estimated fair value. See Note 3 for further discussion of this impairment and Note 8 for discussion of the investment.
For the year ended December 31, 2010, LP recorded an impairment charge of $17.0 million associated with the anticipated sale of an equity investment in a joint venture to reduce the carrying value of this investment to it estimated fair value. See Note 3 for further discussion of this impairment and Note 8 for discussion of the investment.
For the year ended December 31, 2009, LP record impairment charges of $2.0 million associated with auction rate securities. See Note 2 for further discussion of these securities. LP also recognized $20.7 million in loss on early debt extinguishment associated with the repurchase of debt issued in early 2009. See Note 12 for further discussion of this transaction.

12.	LONG-TERM DEBT

	Interest Rate 2011	December 31,
Dollar amounts in millions		2011	2010
Debentures:
Senior secured notes, maturing 2017, interest rates fixed	13%	$189.6	$183.5
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	40.5	42.3
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	10.0	—
Limited recourse notes payable:
Senior notes, payable 2012, interest rates fixed	7.1%	7.9	7.9
Senior notes, payable 2013-2018, interest rates fixed	7.1 – 7.3%	112.0	112.0
Other financing:
Non-recourse notes payable 2018, interest rates variable	0.3%	368.7	368.7
Other		0.4	0.3
Total		729.1	714.7
Less: current portion		(13.2)	(0.2)
Net long-term portion		$715.9	$714.5

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $122 million and $126 million at December 31, 2011 and 2010. LP estimated the senior secured notes maturing in 2017 to have a fair value of $243 million and $263 million at December 31, 2011 and 2010 based upon market quotations. LP estimates the fair value of the Chilean term credit facility as well as the Brazil export facility at book value based upon the recency of acquisition or refinancing of such debt.
In 1997, LP issued $47.9 million of senior notes in a private placement to institutional investors. The remaining $7.9 million of notes mature in 2012. They are secured by the remaining $9.9 million of notes receivable from Sierra Pacific Industries. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.
LP issued $348.6 million of senior notes in June 1998 in a private placement to institutional investors. The remaining $112.0 million of notes mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The notes are secured by $113.7 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.
LP issued $368.7 million of senior notes in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410.0 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized, under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principle amount of the notes receivable.
During 2009, LP issued and sold 375,000 Units consisting of (1) $375 million principal amount at maturity of 13% Senior Secured Notes due 2017 and (2) warrants to purchase 18,395,963 shares of our common stock at an exercise price of $1.39 per share, subject to adjustment in certain circumstances and to mandatory cashless exercise provisions. The units were issued at a discount to the principal amount at maturity of the notes included therein resulting in aggregate gross proceeds of $281.3 million. The effective interest rate of this debt is 19.1% (or 19.7% including the warrants). Simultaneous with the closing of the unit sale, LP used a portion of the proceeds to retire $126.6 million aggregate principal amount of our 8.875% Senior Notes due 2010 for $126.0 million. Subsequently in 2009, LP redeemed 35% of the outstanding Senior Secured Notes ($131.3 million principal amount at maturity) at a price of $858.14 per $1,000 principal amount at maturity or $112.6 million with a portion of the proceeds from the issuance and sale of 20,700,000 shares of common stock through a public offering. In connection with this repurchase, LP recorded a loss on early debt extinguishment of $21.1 million which included $3.7 million associated with the write off of the related financing costs.
LP has a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. In October 2011, LP entered into an amendment to its credit facility which (1) extends the maturity from September 10, 2012 to October 14, 2016, (2) decreases the interest rate payable for certain types of loans, (3) permits LP to include in its borrowing base certain inventory that was previously excluded, (4) increases LP's flexibility to incur and prepay certain debt and (5) provides that the credit facility lenders' second priority liens on certain assets of LP and its subsidiaries that secure certain indebtedness of LP and its subsidiaries to other parties on a first priority basis will be automatically released in connection with the repayment of such other indebtedness.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. At December 31, 2011, LP had $87.3 million of unused borrowing base capacity under the credit facility. The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to LP’s utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At December 31, 2011, LP had no borrowings outstanding under the facility. Outstanding under this facility at December 31, 2011, were $9.9 million in letters of credit which were collateralized by $10.7 million of cash. Based upon LP’s available cash balances, LP does not currently anticipate using this facility except to obtain and maintain letters of credit. At December 31, 2011, LP estimates the fixed charge coverage ratio to be 0.2, and LP anticipate that the fixed charge coverage ratio will remain below 1.1 to 1.0 throughout 2012, and, accordingly be subject to the limitation on its ability to fully utilize the adjusted borrowing base capacity as described above. As a result, LP’s ability to obtain and maintain non-cash collateralized letters of credit under this facility may become constrained to an amount that does not exceed the excess of its adjusted borrowing base over $15 million.
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
In December 2009, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan will be repaid in 16 semi-annual principal payments beginning in June 2012 and ending December 2019. The loan bears interest at UF plus 3.90% per annum, and is partially secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of LP’s obligations to repay the indebtedness outstanding. As of December 31, 2011, no principal payments have been made on this loan. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates or required inflation adjustments.
In August 2011, LP entered into an export financing loan agreement with a Brazilian bank. This loan is to be repaid in 10 equal semi-annual payments beginning in January 2013 and ending July 2017.

The weighted average interest rate for all long-term debt at December 31, 2011 and 2010 was approximately 5.5 percent and 5.7 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2012	$13.2
2013	97.0
2014	7.0
2015	7.0
2016	7.0
2017 and after	597.9
Total	$729.1
Cash paid during 2011, 2010 and 2009 for interest (net of capitalized interest) was $56.6 million, $57.0 million and $63.7 million.

13.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
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
Benefit accruals under our most significant plans, which account for approximately 80% of the assets and 77% of the benefit obligations in the tables below, had been credited at the rate of 5% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010 to these plans. The remaining defined benefit pension plans (primarily in Canada) use a variety of benefit formulas.
LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2011 and 2010, the trust assets were valued at $16.7 million and $16.5 million and are included in “Other assets” on the Consolidated Balance Sheets. LP did not contribute to this trust in 2011 or 2010.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Service cost	$2.9	$2.8	$7.5
Interest cost	15.9	16.5	16.3
Expected return on plan assets	(18.2)	(18.2)	(17.9)
Amortization of prior service cost and net transition asset	0.3	0.3	0.4
Amortization of net actuarial loss	4.6	2.7	4.2
Net periodic pension cost	$5.5	$4.1	$10.5
Loss (gain) due to curtailment	$—	$0.2	$0.3
Discount rate	5.12%	5.95%	6.14%
Rate of compensation increase	0.6%	0.6%	0.5%
Expected return on plan assets	7.04%	7.17%	7.28%
Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Net actuarial (gain) loss	$43.2	$13.1	$5.8
Amortization of net actuarial loss	(4.6)	(2.7)	(4.2)
Amortization of prior service cost	(0.3)	(0.4)	(0.4)
Foreign exchange rate changes	(0.1)	0.2	0.9
Total recognized in OCI	$38.2	$10.2	$2.1
LP calculates the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. LP made the decision in the fourth quarter of 2008 to freeze future contribution credits as of January 1, 2010 to its qualified U.S. defined benefit pension plans. The decrease in net periodic pension cost from 2009 to 2010 was attributable to the decrease in service cost and a decrease in the amount of net actuarial loss amortized due to the lengthening of the amortization period based upon the frozen U.S. plans. LP recognized curtailment charges of $0.2 million and $0.3 million in 2010 and 2009.
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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2011	2010
Change in benefit obligation:
Beginning of year balance	$316.2	$290.9
Service cost	2.9	2.8
Interest cost	15.9	16.5
Actuarial (gain)/loss	23.4	21.4
Curtailments/settlements	—	0.2
Foreign exchange rate changes	(1.5)	2.6
Benefits paid	(17.6)	(18.2)
End of year balance	$339.3	$316.2
Change in assets (fair value):
Beginning of year balance	$255.2	$232.7
Actual return on plan assets	(1.7)	26.4
Employer contribution	11.9	11.8
Foreign exchange rate changes	(0.7)	2.5
Benefits paid	(17.6)	(18.2)
End of year balance	$247.1	$255.2
Funded status	$(92.2)	$(61.0)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	4.41%	5.16%
Rate of compensation increase	0.61%	0.62%
The amounts recognized in LP’s Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2011	2010
Noncurrent pension assets, included in “Other assets”	$1.0	$0.8
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(0.2)	(0.2)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(93.0)	(61.6)
Total	$(92.2)	$(61.0)
Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$153.2	$115.1
Prior service cost	0.7	1.0
Total	$153.9	$116.1
The total accumulated benefit obligation for all pension plans as of December 31, 2011 and 2010 was $334.0 million and $312.2 million.
The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $320.8 million and $232.9 million at December 31, 2011 and $299.7 million and $242.3 million at December 31, 2010. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $326.1 million and $232.9 million at December 31, 2011 and $303.6 million and $242.3 million at December 31, 2010.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2012 is:

Dollar amounts in millions
Net actuarial loss	$6.5
Prior service cost	0.3
Total	$6.8
LP expects to contribute approximately $1 million to its pension plans in 2012.
The benefits expected to be paid from the benefit plans, which reflect expected future service, in millions of dollars are as follows:

Dollar amounts in millions
Year
2012	$18.2
2013	18.2
2014	35.2
2015	19.3
2016	19.6
2017 – 2021	109.3
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
Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2011	Actual Allocation
		2011	2010
Asset category
Equity securities	49.1%	50.6%	54.3%
Debt securities	24.6	23.6	21.4
Real estate	8.1	5.9	5.4
Other, including cash and cash equivalents	18.2	19.9	18.9
Total	100.0%	100.0%	100.0%
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

The fair value of LP’s pension plan assets at December 31, 2011 and December 31, 2010, fair value asset categories and the level of inputs as defined in Note 3 are as follows:

Dollar amounts in millions Asset Category	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investments(a)	$124.8	$70.2	$54.6
Fixed income investments(b)	58.1	26.5	31.6
Real estate(c)	14.5	—	—	14.5
Multi-strategy funds(d)	46.4	—	—	46.4
Cash & cash equivalents	3.3	0.3	3.0
Total	$247.1	$97.0	$89.2	$60.9

Dollar amounts in millions Asset Category	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investments(a)	$138.5	$81.1	$57.4	$—
Fixed income investments(b)	54.6	25.8	28.8	—
Real estate(c)	13.9	—	—	13.9
Multi-strategy funds(d)	45.4	—	—	45.4
Cash & cash equivalents	2.8	—	2.8	—
Total	$255.2	$106.9	$89.0	$59.3
 _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	Real estate investments are primarily invested in U.S. commercial real estate.

(d)	The multi-strategy funds invest in various hedge funds of fund strategies.
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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds	Real Estate	Total
Balance at January 1, 2010	$42.5	$12.3	$54.8
Total unrealized gains (losses)	2.9	1.6	4.5
Net income	—	0.9	0.9
Transfers in (out)	—	(0.7)	(0.7)
Management fees	—	(0.2)	(0.2)
Balance at December 31, 2010	$45.4	$13.9	$59.3
Total unrealized gains (losses)	0.8	1.2	2.0
Net income		(0.6)	(0.6)
Transfers in (out)			—
Management fees	0.2		0.2
Balance at December 31, 2011	$46.4	$14.5	$60.9
Defined Contribution Plans
LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Effective January 2009, LP discontinued its company match feature for its U.S. plans. Effective January 1, 2010, LP reinstated a match of up to 2% of an employee’s eligible wages. Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 3.6 million shares of LP common stock that represented approximately 13.2% of the total market value of plan assets at December 31, 2011.
In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).
Expenses related to defined contribution plans and the multiemployer plan in 2011, 2010 and 2009 were $5.5 million, $4.2 million and $2.2 million.
Other Benefit Plans
LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2011 and 2010 was $8.5 million and $8.5 million. Net expense related to these plans was not significant in 2011 or 2010.
Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $2.1 million at December 31, 2011 and December 31, 2010 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

14.    STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2011, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.
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
Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase a number of additional shares of common stock of LP having a total market value of twice the exercise price of each right. The rights expire in June 2018, but can be redeemed by action of the Board of Directors prior to that time at $0.01 per right.
Sale of Common Stock
On September 29, 2009, LP completed a public offering of 20.7 million shares of common stock, which included the exercise of the overallotment option of 2.7 million shares, at a price per share of $6.75, raising $139.7 million before offering costs. In connection with the offering, LP paid $7.0 million in underwriting discounts and commissions and approximately $0.4 million in expenses.
Warrants
As part of the unit issuance described in Note 12, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the years ended December 31, 2011 and December 31, 2010, warrant exercises resulted in the issuances of 4,981,305 and 5,108,412 shares. At December 31, 2011, the remaining outstanding warrants were exercisable to purchase approximately 3,893,567 shares. The warrants (at date of grant) were valued based upon Black-Scholes option pricing model using expected stock price volatility of 53%; no expected dividends; risk-free interest rate of 2.6%; and an expected life of 8 years, which resulted in a fair value per share of $0.72.
Common Stock Plans
At December 31, 2011, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $7.8 million for the year ended December 31, 2011; $8.8 million for the year ended December 31, 2010 and $7.3 million for the year ended December 31, 2009.
LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2011, 2010 and 2009 based on its historical experience during the preceding three years. During 2010, LP changed the service requirement for future awards for its current Chief Executive Officer which allows awards to vest regardless of service period. For these awards, LP is required to expense the entire amount of the award as of the date of grant.

Stock Compensation Plans
LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2011, 4.7 million shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2011	2010	2009
Expected stock price volatility	64%	59%	50%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.1%	2.4%	1.8%
Expected life of options (in years)	5.2	5.1	5.0
Weighted average fair value of options and SSARs granted	$5.59	$3.73	$1.00
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

The following table summarizes stock options and SSARs outstanding as of December 31, 2011 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2009	5,437	$18.79
Options granted	1,912	$2.21
Options exercised	—	$—
Options canceled	(738)	$18.82
Options outstanding at December 31, 2009	6,611	$13.99
Options granted	1,160	$7.05
Options exercised	(83)	2.17
Options canceled	(108)	$11.36
Options outstanding at December 31, 2010	7,580	$13.10
Options granted	834	$10.06
Options exercised	(18)	$4.93
Options canceled	(81)	$15.88
Options outstanding at December 31, 2011	8,315	$12.78	6.3	$11.8
Vested and expected to vest at December 31, 2011(1)	7,899	$—	—	$11.2
Options exercisable at December 31, 2011	6,138	$14.90	5.6	$7.4
 _______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2011. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.
As of December 31, 2011, there was $3.6 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.2 years. LP recognized $3.9 million, $4.9 million and $5.2 million in compensation expense associated with these awards for the years ended December 31, 2011, 2010 and 2009.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2011, 2010 and 2009 of $2.3 million, $1.9 million and $0.6 million. As of December 31, 2011, there was $2.7 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.1 years.

The following table summarizes incentive share awards outstanding as of December 31, 2011 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2009	193,987
Incentive shares awards granted	459,072
Incentive share awards vested	(56,477)
Incentive share awards canceled	(26,013)
Incentive share awards outstanding at December 31, 2009	570,569
Incentive shares awards granted	400,907
Incentive share awards vested	(4,236)
Incentive share awards canceled	(11,304)
Incentive share awards outstanding at December 31, 2010	955,936
Incentive shares awards granted	336,816
Incentive share awards vested	(121,500)
Incentive share awards canceled	(58,384)
Incentive share awards outstanding at December 31, 2011	1,112,868	1.1	$9.0
Vested and expected to vest at December 31, 2011(1)	1,057,225	1.1	$8.6
Incentive share awards exercisable at December 31, 2011	—	—	—
 _______________

(1)	Incentive shares expected to vest based upon historical forfeitures rate
Restricted Stock
LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2011, there was $1.9 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 0.8 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2011 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2009	336,450	$19.61
Restricted stock awards granted	457,314	2.40
Restrictions lapsing	(103,073)	18.62
Restricted stock awards canceled	(25,170)	17.34
Restricted stock awards at December 31, 2009	665,521	8.02
Restricted stock awards granted	210,536	7.00
Restrictions lapsing	(77,320)	22.99
Restricted stock awards canceled	(15,448)	5.93
Restricted stock awards at December 31, 2010	783,289	6.31
Restricted stock awards granted	149,239	10.14
Restrictions lapsing	(171,800)	15.27
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2011	760,728	$5.04
LP recorded compensation expense related to these awards in 2011, 2010 and 2009 of $1.3 million, $1.7 million, and $1.5 million.
LP annually grants to each director restricted stock or restricted stock units. As of December 31, 2011, LP has 352,178 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2011 related to these grants was $0.2 million.
Phantom Stock
Beginning in 2011, LP will annually grants phantom stock units to its directors. The awards are considered liability awards. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of December 31, 2011, LP had phantom stock units covering 39,944 shares outstanding under this program.

15.    ASSET RETIREMENT OBLIGATIONS
The activity in LP’s asset retirement obligation liability for 2011 and 2010 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Dollar amounts in millions	Year ended December 31,
	2011	2010
Beginning balance	$7.0	$6.7
Accretion expense	0.4	0.3
Accrued to expense during the year	0.4	0.2
Payments made	(0.4)	(0.4)
Translation	—	0.2
Ending balance	$7.4	$7.0

16.    OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2011	2010	2009
Severance	$(1.1)	$—	$—
Additions to litigation reserves	—	(2.2)	—
Gain on settlement of insurance litigation	—	—	8.4
(Additions) reductions to product related contingency reserves	11.5	2.5	(3.3)
Reductions to product related warranty reserves	0.4	—	—
Additions to environmental related contingency reserves	(0.9)	—	(7.6)
Gain on insurance recoveries	—	—	2.0
Timber related reserves	1.5	—	—
Charges associated with corporate “right sizing”	—	—	(1.5)
Other	(0.2)	(0.4)	0.4
	$11.2	$(0.1)	$(1.6)
2011
During 2011, LP recorded a $11.2 million gain in “Other operating credits and charges, net”. The components of the net charges include:

•	a loss of $1.1 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada and other positions;

•	a gain of $11.5 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement (see Note 18 for further discussion);

•	a gain of $1.5 million related to reductions in reforestation liabilities associated with LP's Canadian timber obligations;

•	a loss of $0.9 million related to an increase in environmental reserves associated with a site that is held for sale; and

•	a gain of $0.4 million related to reductions in our warranty reserves.
2010
During 2010, LP recorded a $0.1 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a loss of $1.0 million associated with an assessment in connection with one of its indefinitely curtailed OSB mills;

•	a loss of $2.2 million associated with LP’s settlement of an anti-trust litigation matter;

•	a gain of $2.5 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement (see Note 18 for further discussion); and

•	a gain of $0.5 million associated with the reduction of certain liabilities associated with the acquisition of Le Groupe Forex.
2009
During 2009, LP recorded a $1.6 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a net gain of $8.4 million associated with reimbursements of legal expenses related to an environmental litigation matter;

•	a gain of $2.0 million gain on an insurance recovery associated with a facility explosion that occurred in the second quarter of 2008;

•	a loss of $7.6 million associated with increases in environmental reserves related to previously operated facilities;

•	a loss of $3.3 million from increases in product related contingency reserves associated with the national hardboard class action settlement (see Note 18 for further discussion);

•	a gain of $0.4 million associated with a contractor default on a construction project; and

•	a loss of $1.5 million related to severance charges associated to LP’s “right sizing” initiative as well as a loss on sublease associated with leasing excess office space due to the “right sizing”.
Severance
Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

Dollar amounts in millions	Year ended December 31,
	2011	2010	2009
Beginning balance	$0.6	$2.1	$8.8
Charged to expense, continuing operations	1.9	0.5	2.6
Payments	(1.0)	(2.0)	(9.3)
Ending balance	$1.5	$0.6	$2.1
The balance of the accrued severance is included in “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets. The balance as of December 31, 2011 is payable under contract through 2012. For the year ended December 31, 2011, severance expense is primarily related to OSB segment or general and corporate expenses.

17.    GAIN (LOSS) ON SALE OF AND IMPAIRMENT OF LONG-LIVED ASSETS, NET
The major components of “Gain (loss) on sale of and impairment of long-lived assets, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2011	2010	2009
Impairment charges on long-lived assets	$(74.0)	$(2.4)	$—
Gain (loss) on sale of other long-lived assets	0.1	—	2.5
	$(73.9)	$(2.4)	$2.5
2011
During 2011, LP recorded a loss on sale of and impairment of long-lived assets of $73.9 million. This net loss includes the following items:

•	a loss of $62.0 million associated with the impairment review of its LSL facility in Houlton, Maine;

•	a loss of $12.0 million associated with assets held and used or held for sale; and

•	a gain of $0.1 million associated with the sale of non-operating sites.
2010
During 2010, LP recorded a loss on sale of and impairment of long-lived assets of $2.4 million. This net loss includes the following items:

•	a loss of $0.9 million associated with the valuation of certain road systems in Canada; and

•	a loss of $1.5 million associated with assets held and used or held for sale.

2009
During 2009, LP recorded a net gain on sale of and impairment of long-lived assets of $2.5 million. This net gain includes the following items:

•	a gain of $1.0 million associated with the sale of certain corporate assets as part of LP’s “right sizing” initiative; and

•	a gain of $1.5 million associated with the sale of various timberlands

18.    CONTINGENCIES
LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2011	2010
Environmental reserves	$15.0	$14.3
Hardboard siding reserves	6.2	17.8
Other	—	0.8
Total contingencies	21.2	32.9
Current portion	(4.0)	(7.0)
Long-term portion	$17.2	$25.9
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
Environmental Proceedings
LP is involved in a number of environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which it has conducted operations or disposed of wastes. Based on the information currently available, management believes that any fines, penalties or other costs or losses resulting from these matters will not have a material effect on the financial position, results of operations, cash flows or liquidity of LP.
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
In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $1.8 million of costs, relating to three sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

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
The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Beginning balance	$14.3	$14.7	$6.5
Adjusted to expense (income) during the year	1.5	0.3	8.7
Payments made	(0.8)	(0.7)	(0.5)
Ending balance	$15.0	$14.3	$14.7
During 2011, 2010 and 2009, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

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
ABT and Abitibi were parties to an agreement of an allocation of liability with respect to claims related to siding sold prior to October 22, 1992. On June 13, 2001, in exchange for a cash payment from Abitibi of approximately $19.0 million which was received in July 2001, LPC, a wholly owned subsidiary of LP, agreed to accept a transfer of all of Abitibi’s rights and obligations under the settlement agreement and the allocation agreement; and LP and LPC agreed to indemnify and hold harmless Abitibi from any cost or liability arising from its sale of hardboard siding in the United States. From the date of the agreement, Abitibi has no further rights, obligations or liabilities under either the class action settlement agreement or the allocation agreement. All such rights, obligations and liabilities have been assigned to and accepted and assumed by LPC.
During 2009, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. During 2010 and 2011, LP decreased its reserves in connection with this settlement due to reductions in claims activity. LP believes that the reserve balance at December 31, 2011 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table. Included in this table for 2011 and 2010 are reimbursements received by LP from an insurance company for a portion of the claims payments and administrative costs covered under a court judgment related to production and sales of the specific products for specific years.

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Beginning balance	$17.8	$24.2	$31.2
Accrued (reversed) to expense	(10.7)	(2.5)	3.3
Claims reimbursement	0.6	1.0	4.0
Payments made for claims	(1.1)	(3.6)	(10.6)
Payments made for administrative costs	(0.4)	(1.3)	(3.7)
Ending balance	$6.2	$17.8	$24.2

Antitrust Litigation
On December 1, 2008, LP was named as one of a number of defendants in Bailey Lumber & Supply and 84 Lumber Company v. Georgia-Pacific Corporation et. al. (Civil Action No. 1:08cv1394) filed in the United States District Court for the Southern District of Mississippi Southern Division. The plaintiffs, who opted out of a class action settlement of substantially identical claims that was implemented in 2008, seek treble damages alleged to have resulted from a conspiracy among the defendants to fix, raise, maintain and stabilize the prices at which OSB and Plywood are sold in the United States during the period of 2002 into 2006, in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, together with costs and attorneys’ fees. LP believed that the claims asserted were without merit. However, LP decided that in order to limit the risks and costs associated with a prolonged trial schedule, it would settle this lawsuit. LP accrued and paid the settlements in 2010.
Other Proceedings
LP and its subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of LP.

19.    NON-CONTROLLING INTEREST
In May 2008, LP completed the initial phase of its purchase of a 75% ownership interest in Massisa OSB Industria e Comercio S.A., which operates OSB assets located in Ponta Grossa, Brazil. The purchase was made through LP Brasil Participacoes Ltda., a former limited liability company and indirect subsidiary of LP. The non controlling ownership was subject to a put and call option that became exercisable in 2011, was being accounted for as a redeemable non controlling interest and was accreted over the life of the put and call to the estimated price which was the greater of $18.5 million plus interest plus the greater of $2.0 million or 25% of related working capital or a multiple of earnings before interest and taxes (subject to certain adjustments). The purchase price in 2008 was approximately $56.5 million (including expenses). LP took over operations in November 2008.
In June 2011, LP purchased the remaining 25% ownership of LP Brazil from Massisa for a payment of $24.0 million. Subsequent to the purchase, LP incurred $10.0 million of long term export financing debt in connection with the purchase and used a portion of the proceeds to repay interim borrowing incurred to fund a portion of the purchase price.

20.    COMMITMENTS AND CONTINGENT LIABILITIES
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
At December 31, 2011, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2012	$2.9
2013	3.0
2014	3.1
2015	3.1
2016	0.6
Total	$12.7
As of December 31, 2011, LP has entered into non-cancelable subleases for a portion of its corporate headquarters in Nashville, Tennessee. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $1.8 million (in total for all years) due in the future. Rental expense for operating leases amounted to $9.5 million, $9.6 million and $9.5 million in 2011, 2010 and 2009.

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

•
In connection with the sale of LP’s two inter-related interior hardboard facilities to Decorative Panels International Inc. in 2004, LP provided a 10-year indemnity for unknown environmental claims, capped at $4.0 million with a $0.3 million deductible. This indemnity will expire in May 2014.

•
In connection with the sale by LP Canada Pulp Ltd (LPCP) of its pulp mill in Chetwynd, BC, Canada to Tembec, Ltd in October 2002, LP provided an indemnity of unspecified duration provided by LPCP for liabilities arising out of pre-closing operations. These indemnities, which do not extend to environmental liabilities, are capped at C$15.0 million in the aggregate.

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

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
Beginning balance	$29.5	$32.9	$33.7
Accrued to expense during the year	13.7	11.2	9.5
Payments made	(12.9)	(14.6)	(10.3)
Total warranty reserves	30.3	29.5	32.9
Current portion	(12.0)	(10.0)	(7.0)
Long term portion	$18.3	$19.5	$25.9
The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.
During 2011, LP increased the warranty reserves related to discontinued composite decking products by $12.0 million following increases of $5.2 million in 2010 and $2.3 million in 2009. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, LP established a voluntary recall of the affected decking. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for these products. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 18) and believe as of December 31, 2011 that the reserves associated with these matters are adequate.
Additionally in 2009 and 2010, LP increased the warranty reserve related to its discontinued vinyl siding products based upon an increase in warranty claims. The additional reserves reflect revised estimates of future claims.
LP believes that the warranty reserve balances at December 31, 2011 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.

22.    DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
Included in the operating losses of discontinued operations for the year ended December 31, 2011 is an increase in warranty reserves of $12.0 million associated with products previously discontinued based upon significant increases in warranty claim activity during the year ended December 31, 2011.
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

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2008	$(30.9)	$(63.3)	$(1.3)	$(0.4)	$(2.2)	$(98.1)
Activity	22.8	(2.3)	1.2	11.8	—	33.5
Balance at December 31, 2009	(8.1)	(65.6)	(0.1)	11.4	(2.2)	(64.6)
Activity	7.7	(7.6)	(0.2)	(4.9)	—	(5.0)
Balance at December 31, 2010	(0.4)	(73.2)	(0.3)	6.5	(2.2)	(69.6)
Activity	(7.8)	(22.8)	0.7	(6.3)	(0.4)	(36.6)
Balance at December 31, 2011	$(8.2)	$(96.0)	$0.4	$0.2	$(2.6)	$(106.2)
Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included income tax benefit of $14.1 million, $3.0 million and $0.9 million in 2011, 2010 and 2009.

24.    SEGMENT INFORMATION
LP operates in four segments: Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. In the current year, the Company recast the prior year presentation of its reportable segments to show South American operations as a separate segment based upon the attainment of certain thresholds as defined by the Financial Accounting Standards Board (“FASB”). LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net, gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, translation gains and losses, interest and income taxes.
The OSB segment includes OSB products produced in North America. The siding segment includes Smart Side® siding products; Canexel siding products; and other related products. The engineered wood products segment includes laminated veneer lumber and laminated strand lumber; I-joists; plywood; and other related products. The South America segment includes products produced and or sold (generally OSB) in South America.

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2011	2010	2009
SALES BY BUSINESS SEGMENT
OSB	$542.0	$602.7	$408.8
Siding	429.8	427.8	379.4
Engineered Wood Products	203.3	192.0	157.7
South America	144.9	124.7	79.1
Other products	39.4	42.9	37.9
Intersegment Sales	(2.5)	(6.5)	(1.9)
Total sales	$1,356.9	$1,383.6	$1,061.0
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(63.5)	$25.8	$(65.1)
Siding	42.0	51.3	29.3
Engineered Wood Products	(15.5)	(21.3)	(33.1)
South America	11.6	7.2	0.4
Other products	(12.5)	(1.1)	0.4
Other operating credits and charges, net	11.2	(0.1)	(1.6)
Gain (loss) on sales of and impairments of long-lived assets	(73.9)	(2.4)	2.5
General corporate and other expense, net	(66.4)	(73.4)	(76.5)
Investment income	28.7	38.4	47.7
Interest expense, net of capitalized interest	(56.9)	(63.9)	(74.6)
Other-than-temporary investment impairment	(14.8)	(17.0)	(2.0)
Other non-operating income (expense)	(1.0)	2.2	(7.3)
Income (loss) from continuing operations before taxes	(211.0)	(54.3)	(179.9)
Provision (benefit) for income taxes	(39.1)	(22.1)	(63.4)
Income (loss) from continuing operations	$(171.9)	$(32.2)	$(116.5)

	Year ended December 31,
	2011	2010	2009
DEPRECIATION AND AMORTIZATION
OSB	$36.3	$37.4	$35.2
Siding	15.5	18.1	18.5
Engineered Wood Products	12.6	13.1	12.2
South America	11.6	10.0	9.4
Other products	0.8	1.1	1.3
Non-segment related	2.1	2.3	3.4
Total depreciation and amortization	$78.9	$82.0	$80.0

CAPITAL EXPENDITURES
OSB	$8.9	$7.1	$2.5
Siding	5.9	5.6	4.5

Engineered Wood Products	2.0	0.4	0.2
South America	2.7	1.1	2.2
Other products	0.2	—	0.1
Non-segment related	1.7	0.3	0.1
Total capital expenditures	$21.4	$14.5	$9.6

Information concerning identifiable assets by segment is as follows:

In millions	December 31,
	2011	2010
IDENTIFIABLE ASSETS
OSB	$525.6	$617.2
Siding	167.1	177.2
Engineered Wood Products	141.4	223.7
South America	156.6	209.0
Other products	33.6	48.5
Non-segment related	1,115.6	1,135.0
Total assets	$2,139.9	$2,410.6
Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.
Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollars in millions	2011	2010	2009
GEOGRAPHIC SEGMENTS:
Total Sales—Point of origin
U.S.	$991	$1,015	$813
Canada	280	314	273
South America	145	125	79
Intersegment sales	(59)	(70)	(104)
Total Sales	$1,357	$1,384	$1,061
Operating profit (loss)
U.S.	$14	$55	$(6)
Canada	(64)	—	(62)
South America	12	7	—
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(63)	(3)	1
General corporate expense, other-than-temporary investment impairment, loss on early debt extinguishment, realized gain on long term investments, translation gains (losses) and interest, net	(110)	(113)	(113)
	(211)	(54)	(180)
Benefit)for income taxes	(39)	(22)	(63)
Loss from continuing operations	$(172)	$(32)	$(117)
Identifiable tangible long-lived assets
U.S.	$576	$683	$729
Canada	158	172	186
South America	107	127	127
Total assets	$841	$982	$1,042
Certain corrections have been made to the presentation of Identifiable tangible long-lived assets to exclude LP’s Canadian timber licenses which were deemed intangible. Such corrections were not considered material.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2011	2010	2011	2010	2011	2010	2011	2010
QUARTERLY DATA
Net sales	$331.7	$297.0	$362.4	$447.5	$350.6	$322.8	$312.2	$316.3
Income (loss) from continuing operations before taxes, equity in earnings of unconsolidated affiliates	(26.4)	(32.1)	(33.9)	35.4	(74.2)	(43.6)	(49.6)	(7.6)
Income (loss) from continuing operations	(22.9)	(22.5)	(32.9)	23.6	(59.3)	(30.9)	(56.8)	(2.4)
Net income (loss)	$(22.9)	$(22.7)	$(35.4)	$22.4	$(65.6)	$(31.7)	$(57.2)	$(6.6)
Income (loss) from continuing operations per share—basic	$(0.18)	$(0.18)	$(0.25)	$0.18	$(0.44)	$(0.23)	$(0.42)	$(0.02)
Income (loss) from continuing operations per share—diluted	$(0.18)	$(0.18)	$(0.25)	$0.17	$(0.44)	$(0.23)	$(0.42)	$(0.02)
Net income (loss) per share—basic	$(0.18)	$(0.18)	$(0.27)	$0.17	$(0.49)	$(0.24)	$(0.42)	$(0.05)
Net income (loss) per share—diluted	$(0.18)	$(0.18)	$(0.27)	$0.16	$(0.49)	$(0.24)	$(0.42)	$(0.05)
Cash dividends per share	—	—	—	—	—	—	—	—
SALES BY SEGMENT:
OSB	$132.1	$117.6	$140.6	$217.8	$138.8	$140.1	$130.6	$127.2
Siding	106.2	89.8	118.6	130.6	112.0	104.6	93.0	102.8
Engineered wood products	48.3	48.8	53.6	55.9	54.9	38.0	46.4	49.3
South America	35.3	30.4	39.5	36.8	36.3	32.2	33.8	25.3
Other	10.5	10.9	10.4	10.8	9.5	9.0	9.1	12.2
Intersegment sales	(0.7)	(0.5)	(0.3)	(4.4)	(0.9)	(1.1)	(0.7)	(0.5)
Total net sales	$331.7	$297.0	$362.4	$447.5	$350.6	$322.8	$312.2	$316.3
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(9.1)	$(4.5)	$(22.9)	$47.9	$(16.0)	$(5.0)	$(15.5)	$(12.6)
Siding	12.7	8.5	11.3	21.8	11.8	9.3	6.2	11.7
Engineered wood products	(5.5)	(6.6)	(3.2)	(4.4)	(3.2)	(4.9)	(3.6)	(5.4)
South America	3.6	0.2	4.2	5.3	2.3	2.1	1.5	(0.4)
Other	(0.7)	—	(2.0)	(1.6)	(3.2)	(1.4)	(6.6)	1.9
Less intersegment profits	—	—	—	(0.5)	—	0.5	—	—
Other operating credits and charges, net	0.8	0.1	0.6	(0.6)	9.8	(2.3)	—	2.7
Gain (loss) on sale of and impairment of long-lived assets	(5.5)	(1.3)	(2.5)	0.1	(65.0)	(0.8)	(0.9)	(0.4)
General corporate and other expenses, net	(17.8)	(19.8)	(16.5)	(18.2)	(15.2)	(17.0)	(16.9)	(18.4)
Non-operating income (expense)	1.8	1.5	0.6	(0.1)	(4.0)	(0.4)	0.6	1.2
Other-than-temporary investment impairment	—	—	—	—	—	(17.0)	(14.8)	—
Realized gain on sale of long term investments	—	—	—	—	—	—	—	19.0
Investment income	4.0	5.9	3.5	4.3	16.7	4.9	4.5	4.3
Interest expense, net of capitalized interest	(14.0)	(16.8)	(14.4)	(17.7)	(14.2)	(15.3)	(14.3)	(14.1)
Loss from operations before taxes	(29.7)	(32.8)	(41.3)	36.3	(80.2)	(47.3)	(59.8)	(10.5)
Provision (benefit) for income taxes	(6.8)	(10.3)	(8.4)	12.7	(20.9)	(16.4)	(3.0)	(8.1)
Loss from continuing operations	$(22.9)	$(22.5)	$(32.9)	$23.6	$(59.3)	$(30.9)	$(56.8)	$(2.4)

Included in “Other operating credits and charges, net” and “(Gain) loss on sale or impairment of long-lived assets” for continuing operations are the following:
In the first quarter of 2011, LP recorded a gain of $0.8 million associated with an action against a previous claim inspector associated with LP's hardboard class action for various states.
In the second quarter of 2011, LP recorded a gain of $1.5 million related to reductions in reforestation liabilities associated with LP's Canadian timber obligations and an increase of $0.9 million in environmental reserves associated with a facility currently held for sale.
In the third quarter of 2011, LP recorded a loss of $0.4 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada. Additionally, LP recorded a gain of $10.7 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement.
In the fourth quarter of 2011, LP recorded an other than temporary impairment of an equity investment of $14.8 million.
In the second quarter of 2010, LP recorded a loss of $0.6 million associated with an assessment in connection with one of its indefinitely curtained OSB mills.
In the third quarter of 2010, LP recorded a loss of $2.2 million associated with LP’s settlement of a product related anti-trust litigation matter and recorded and other than temporary impairment of an equity investment of $17.0 million.
In the fourth quarter of 2010, LP recorded a gain of $2.5 million associated with the reversal of reserves associated with LP’s settlement of a hardboard class action suit; a gain of $0.5 million associated with the resolution of a liability related to the acquisition of Forex; and a loss of $0.4 million associated with an assessment in connection with one of its indefinitely curtailed OSB mill
See Notes 16 and 17 for further discussion on the other operating charges and credits, net and the gains and losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements and has issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.
The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2011 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 29, 2012

PART III

ITEM 10.    Directors and Executive Officers of the Registrant
Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement filed by LP for its 2012 annual meeting of stockholders (the “2012 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2012 Proxy Statement.
Information regarding each of LP’s executive officers as of February 29, 2012, including employment history for the past five years, is set forth below:

Name	Age	Title
Richard W. Frost	60	Chief Executive Officer
Curtis M. Stevens	59	Executive Vice President, Chief Operating Officer
Sallie B. Bailey	52	Executive Vice President, CFO
Richard S. Olszewski	55	Executive Vice President, Specialty Products and Sales
Jeffrey N. Wagner	57	Executive Vice President, OSB
Richard W. Frost has been Chief Executive Officer since November 2004. He was Executive Vice President, Commodity Products, Engineered Wood, Procurement and Engineering since March 2003 and Executive Vice President, OSB, Procurement and Engineering from May 2002 through February 2003. He previously was Vice President, Timberlands and Procurement from 1996 to April 2002.
Curtis M. Stevens has been Executive Vice President, Chief Operating Officer since December 2011 and was previously Executive Vice President, Administration and Chief Financial Officer from May 2002 to December 2011. He previously served as Vice President, Treasurer and Chief Financial Officer from September 1997 to April 2002.
Sallie B Bailey has been Executive Vice President, Chief Financial Officer since December 2011. She previously served as Vice President and Chief Financial Office of Ferro Corporation from 2007 through 2010 and previously Senior Vice President, Finance and Controller of Timken Company.
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

ITEM 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2012 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2012 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.
Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “ Principles of Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2012 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2012 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this report:
Consolidated Balance Sheets—December 31, 2011, and 2010.
Consolidated Statements of Income—years ended December 31, 2011, 2010, and 2009.
Consolidated Statements of Cash Flows—years ended December 31, 2011, 2010, 2009.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2011, 2010 and 2009.
Consolidated Statements of Comprehensive Income—years ended December 31, 2011, 2010 and 2009.
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

Date:	February 29, 2012	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ SALLIE B. BAILEY
Sallie B. Bailey Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 29, 2012	/s/ RICHARD W. FROST
Richard W. Frost Chief Executive Officer, Director (Principal Executive Officer)

February 29, 2012	/s/ SALLIE B. BAILEY
Sallie B Bailey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 29, 2012	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

February 29, 2012	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 29, 2012	/s/ COLIN D.WATSON
Colin D.Watson Director

February 29, 2012	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director

February 29, 2012	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 29, 2012	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 29, 2012	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

February 29, 2012	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

February 29, 2012	/s/ JOHN W. WEAVER
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

10.1(e)
Fourth Amendment to Loan and Security Agreement, dated October 14, 2011, among the Company, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated by reference to 10.1 to LP's Current Report on Form 8-K dated October 18, 2011.

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

10.13	Change of Control Employment Agreement between LP and Sallie B. Bailey.

10.14
2004 Executive Deferred Compensation Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.13 to LP's Quarterly Report on Form 10-Q dated July 29, 2011. *

10.15
2008 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008. Incorporated herein by reference to Exhibit 10.14 to LP's Quarterly Report on Form 10-Q dated July 29, 2011. *

10.16	2011 Non-Employee Director Phantom Share Plan effective May 15, 2011. Incorporated herein by reference to Exhibit 10.15 to LP's Quarterly Report on Form 10-Q dated July 29, 2011. *

21	List of LP’s subsidiaries. Incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.