Form 10-Q
period 2012-03-31
LOUISIANA-PACIFIC CORP
filed 2012-05-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 137,519,000 shares of Common Stock, $1 par value, outstanding as of May 7, 2012.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended March 31,
	2012	2011
Net sales	$361.5	$331.7
Operating costs and expenses:
Cost of sales	313.3	295.0
Depreciation and amortization	19.1	21.4
Selling and administrative	31.3	28.8
Loss on sale or impairment of long-lived assets, net	0.1	5.5
Other operating credits and charges, net	(0.2)	(0.8)
Total operating costs and expenses	363.6	349.9
Loss from operations	(2.1)	(18.2)
Non-operating income (expense):
Interest expense, net of capitalized interest	(12.6)	(14.0)
Investment income	4.2	4.0
Other non-operating items	(0.1)	1.8
Total non-operating expense	(8.5)	(8.2)
Loss from continuing operations before taxes and equity in losses of unconsolidated affiliates	(10.6)	(26.4)
Benefit for income taxes	(1.2)	(6.8)
Equity in loss of unconsolidated affiliates	1.8	3.3
Loss from continuing operations	(11.2)	(22.9)
Loss from discontinued operations before taxes	(0.2)	—
Benefit for income taxes	(0.1)	—
Loss from discontinued operations	(0.1)	—
Net loss	(11.3)	(22.9)
Less: Net income attributed to non-controlling interest	—	0.1
Loss attributed to Louisiana-Pacific Corporation	$(11.3)	$(23.0)
Loss per share of common stock (basic):
Loss from continuing operations	$(0.08)	$(0.18)
Loss from discontinued operations	—	—
Net loss per share	$(0.08)	$(0.18)
Net loss per share of common stock (diluted):
Loss from continuing operations	$(0.08)	$(0.18)
Loss from discontinued operations	—	—
Net loss per share	$(0.08)	$(0.18)

Average shares of stock outstanding - basic	136.6	131.3
Average shares of stock outstanding - diluted	136.6	131.3

Amounts attributed to LP Corporation common shareholders
Loss from continuing operations, net of tax	$(11.2)	$(23.0)
Loss from discontinued operations, net of tax	(0.1)	—
	$(11.3)	$(23.0)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2012	2011
Net loss	$(11.3)	$(22.9)
Other comprehensive income (loss)
Foreign currency translation adjustments	4.7	(0.6)
Unrealized loss on derivative instruments, net of tax benefit of $0.1 million in 2012 and 2011	(0.2)	(0.2)
Unrealized gain on marketable securities, net of tax expense of $0.1 million in 2012 and $0.7 million in 2011	0.2	2.2
Defined benefit pension plans, net of tax expense of $0.4 million in 2012 and $0.1 million in 2011	0.7	0.3
Other comprehensive income, net of tax	5.4	1.7
Net income attributable to noncontrolling interest	—	(0.1)
Foreign currency translation adjustments attributed to non-controlling interest	—	(0.4)
Comprehensive loss	$(5.9)	$(21.7)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$280.5	$340.0
Receivables, net of allowance for doubtful accounts of $1.2 million at March 31, 2012 and $1.1 million at December 31, 2011	107.4	65.1
Income tax receivable	3.5	3.5
Inventories	212.3	163.6
Prepaid expenses and other current assets	3.9	5.7
Deferred income taxes	17.0	17.0
Current portion of notes receivable from asset sales	10.0	10.0
Assets held for sale	43.6	51.9
Total current assets	678.2	656.8
Timber and timberlands	43.6	45.5
Property, plant and equipment, at cost	2,033.4	2,028.1
Accumulated depreciation	(1,264.3)	(1,245.9)
Net property, plant and equipment	769.1	782.2
Notes receivable from asset sales	523.5	523.5
Long-term investments	1.0	0.7
Restricted cash	12.0	12.9
Investments in and advances to affiliates	79.9	79.1
Intangible assets, net of amortization	1.2	1.4
Deferred debt costs	8.5	8.9
Other assets	26.2	24.9
Long-term deferred tax asset	4.0	4.0
Total assets	$2,147.2	$2,139.9
LIABILITIES AND EQUITY
Current portion of long-term debt	$6.6	$5.3
Current portion of limited recourse notes payable	7.9	7.9
Accounts payable and accrued liabilities	142.9	122.3
Current portion of contingency reserves	4.0	4.0
Total current liabilities	161.4	139.5
Long-term debt, excluding current portion	719.3	715.9
Contingency reserves, excluding current portion	16.7	17.2
Other long-term liabilities	145.5	160.4
Deferred income taxes	108.4	106.0
Stockholders’ equity:
Common stock	149.8	149.8
Additional paid-in capital	538.7	549.9
Retained earnings	670.5	681.8
Treasury stock	(262.3)	(274.4)
Accumulated comprehensive loss	(100.8)	(106.2)
Total stockholders’ equity	995.9	1,000.9
Total liabilities and stockholders’ equity	$2,147.2	$2,139.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11.3)	$(22.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19.1	21.4
Loss from unconsolidated affiliates	1.8	3.3
Loss on sale or impairment of long-lived assets	0.1	5.5
Other operating credits and charges, net	(0.2)	—
Stock-based compensation related to stock plans	2.7	3.5
Exchange loss on remeasurement	0.3	2.5
Cash settlement of contingencies	(0.6)	(0.5)
Cash settlements of warranties, net of accruals	(2.4)	(1.2)
Pension (payments) expense, net	1.6	—
Non-cash interest expense, net	0.6	1.4
Other adjustments, net	(0.1)	0.2
Increase in receivables	(40.6)	(30.5)
Decrease (increase) in income tax receivable	0.1	(8.7)
Increase in inventories	(45.8)	(49.8)
Decrease in prepaid expenses	1.9	2.4
Increase in accounts payable and accrued liabilities	9.7	1.7
Decrease (increase) in deferred income taxes	(1.3)	3.3
Net cash used in operating activities	(64.4)	(68.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(2.6)	(2.4)
Investments and advances to joint ventures	(3.0)	(2.0)
Proceeds from sales of assets	8.9	—
Decrease (increase) in restricted cash under letters of credit/credit facility	0.9	8.3
Net cash provided by investing activities	4.2	3.9
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.7	(3.6)
Net decrease in cash and cash equivalents	(59.5)	(68.1)
Cash and cash equivalents at beginning of period	340.0	389.3
Cash and cash equivalents at end of period	$280.5	$321.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	149.8	$149.8	12.7	$(274.4)	$549.9	$681.8	$(106.2)	$1,000.9
Net loss	—	—	—	—	—	(11.3)	—	(11.3)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	(0.4)	12.1	(13.9)	—	—	(1.8)
Compensation expense associated with stock awards	—	—	—	—	2.7	—	—	2.7
Other comprehensive income (loss)	—	—	—	—	—	—	5.4	5.4
Balance, March 31, 2012	149.8	$149.8	12.3	$(262.3)	$538.7	$670.5	$(100.8)	$995.9
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. For those consolidated subsidiaries in which LP’s ownership interest is less than 100%, the outside shareholders’ interests are shown as non-controlling interest. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION
At March 31, 2012, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.7 million for the quarter ended March 31, 2012 as compared to $3.5 million for the quarter ended March 31, 2011. Included in total stock compensation expense is stock compensation expense related to awards granted to LP's retiring Chief Executive Officer, which was $1.0 million for the quarter ended March 31, 2012 as compared to $2.0 million for the quarter ended March 31, 2011.
Stock Compensation Plans
LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At March 31, 2012, 3.4 million shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first three months of the respective years noted:

	2012	2011
Expected stock price volatility	63.3%	64.2%
Expected dividend yield	—%	—%
Risk-free interest rate	0.7%	2.1%
Expected life of options	5 years	5 years
Weighted average fair value of options and SSARs granted	$4.68	$5.68
The following table summarizes stock options and SSARs outstanding as of March 31, 2012, as well as activity during the three month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2012	8,315	$12.78
SSARs granted	822	8.84
Options / SSARs exercised	(80)	6.97
Options /SSARs cancelled	(16)	14.45
Options/SSARs outstanding at March 31, 2012	9,041	$12.47	6.4	$16.2
Vested and expected to vest at March 31, 2012	8,589	—	—	$15.4
Options/SSARS exercisable at March 31, 2012	7,276	$13.36	—	$14.8
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2012. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of March 31, 2012, there was $5.9 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 2.1 years. LP recorded compensation expense related to these awards in the first three months of 2012 of $1.5 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first three months of 2012 of $0.8 million compared to $0.4 million in the first three months of 2011. As of March 31, 2012, there was $4.5 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.8 years.
The following table summarizes incentive share awards outstanding as of March 31, 2012 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2012	1,112,868
Incentive share awards granted	314,552
Incentive share awards vested	(407,909)
Incentive share awards canceled	(19,362)
Incentive shares outstanding at March 31, 2012	1,000,149	1.82	$9.4
Vested and expected to vest at March 31, 2012	950,142		$8.9
Incentive share awards exercisable at March 31, 2012	—	—	—
Restricted Stock
LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of March 31, 2012, there was $3.1 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.1 years.

The following table summarizes the restricted stock outstanding as of March 31, 2012 as well as activity during the three months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	760,728	$5.04
Restricted stock awards granted	177,196	8.84
Restrictions lapsed	(405,750)	2.17
Restricted stock awards at March 31, 2012	532,174	$8.49
LP recorded compensation expense related to these awards in the first three months of 2012 of $0.4 million.
LP annually granted to each director restricted stock or restricted stock units. As of March 31, 2012, LP had 352,178 shares (or restricted stock units) outstanding under this program.
Phantom stock
LP annually grants phantom stock units to its directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of March 31, 2012, LP had 39,944 shares outstanding under this program.
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
The following table summarizes assets measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$1.0	$—	$—	$1.0
Trading securities	2.9	2.9	—	—
Total	$3.9	$2.9	$—	$1.0
Dollar amounts in millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$0.7	$—	$—	$0.7
Trading securities	2.7	2.7	—	—
Total	$3.4	$2.7	$—	$0.7
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
The following table summarizes changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31, 2011 and March 31, 2012.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2010	$11.6
Total realized/unrealized gains included in other comprehensive income	2.9
Balance at March 31, 2011	$14.5
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2011	$—

Balance at December 31, 2011	$0.7
Total realized/unrealized gains included in other comprehensive income	0.3
Balance at March 31, 2012	$1.0
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2012	$—
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these investments.
During the quarter ended March 31, 2011, LP recorded an impairment charge of $3.6 million to reduce the carrying value of assets held for sale to the estimated selling prices less selling cost. The valuation of these assets was determined using Level 2 inputs under the market approach. Also during the quarter ended March 31, 2011, LP recorded an impairment charge of $1.9 million on assets no longer used.
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

Dollar and share amounts in millions, except per share amounts	Quarter Ended March 31,
	2012	2011
Numerator:
Loss attributed to LP common shares:
Loss from continuing operations	$(11.2)	$(23.0)
Loss from discontinued operations	(0.1)	—
Net loss	$(11.3)	$(23.0)
Denominator:
Basic - weighted average common shares outstanding	136.6	131.3
Dilutive effect of stock warrants	—	—
Dilutive effect of stock plans	—	—
Diluted shares outstanding	136.6	131.3
Basic earnings per share:
Loss from continuing operations	$(0.08)	$(0.18)
Loss from discontinued operations	—	—
Net loss per share	$(0.08)	$(0.18)
Diluted earnings per share:
Loss from continuing operations	$(0.08)	$(0.18)
Loss from discontinued operations	—	—
Net loss per share	$(0.08)	$(0.18)
For the three month periods ended March 31, 2012 and March 31, 2011, stock options, stock warrants and SSARs relating to approximately 7.4 million and 9.6 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	March 31, 2012	December 31, 2011
Trade receivables	$97.2	$55.9
Interest receivables	3.3	1.2
Other receivables	8.1	9.1
Allowance of doubtful accounts	(1.2)	(1.1)
Total	$107.4	$65.1
Other receivables at March 31, 2012 and December 31, 2011 primarily consist of settlements, Canadian sales tax receivables, receivables from joint ventures and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2012	December 31, 2011
Logs	$41.8	$26.5
Other raw materials	21.5	18.6
Finished products	139.3	109.6
Supplies	10.3	9.5
LIFO reserve	(0.6)	(0.6)
Total	$212.3	$163.6
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of March 31, 2012 and December 31, 2011, LP included three OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollars in millions	March 31, 2012	December 31, 2011
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$10.1	$13.1
Buildings	17.1	22.9
Machinery and equipment	170.1	178.3
	197.3	214.3
Accumulated depreciation	(153.7)	(162.4)
Net property, plant and equipment	$43.6	$51.9
During the first quarter of 2012, LP sold two non-operating properties for cash proceeds of $8.5 million.
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
For the first three months of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates, increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions and increase in our reserves for uncertain tax positions. For the first three months of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes and the effect of foreign tax rates and increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions.
The income tax components and associated effective income tax rates for the three months ended March 31, 2012 and 2011 are as follows:

	Quarter Ended March 31,
	2012		2011
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(1.2)	9%	$(6.8)	23%
Discontinued operations	(0.1)	35%	—	—%
	$(1.3)	10%	$(6.8)	23%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. As of March 31, 2012, the U.S. Internal Revenue Service (IRS) was in the process of auditing tax years 2007 through 2009. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2011. Canadian federal income tax returns have been audited and effectively settled through 2004, and no examinations are currently in progress. Years subsequent to 2004, with the exception of 2006, remain subject to examination. Quebec provincial audits have been effectively settled through 2007, and an audit of years 2008 through 2010 is currently in progress. As of March 31, 2012, the Chilean Tax Office was in process of auditing tax years 2008 through 2010.
In connection with the IRS audit of tax years 2007 through 2009 described above, LP has been informally notified that the IRS will propose an assessment based upon the disallowance of certain accelerated depreciation positions taken by LP. LP disagrees with the potential assessment and, based on its views of the merits of its positions, believes that no accrual is required at this time However, if the IRS were to fully prevail on the matter, LP would be required to make a cash payment of $17.5 million plus interest, and would have the benefit of an additional $17.5 million of depreciation deductions in future periods. LP is working with its outside tax advisers and the IRS to resolve this dispute in a timely matter.
If LP were to determine that it would not be able to realize a portion of an existing net deferred tax asset in excess of an existing valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period in which such determination was made. Conversely, if it were to make a determination that it is more likely than not that an existing deferred tax asset for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded in the period in which such determination was made.
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	March 31, 2012	December 31, 2011
Debentures:
Senior secured notes, maturing 2017	$191.2	$189.6
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	43.7	40.5
Brazilian export financing facility, maturing 2017	10.0	10.0
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.3	0.4
Total	733.8	729.1
Less: current portion	(14.5)	(13.2)
Net long-term portion	$719.3	$715.9
LP issued $47.9 million ($7.9 million outstanding as March 31, 2012) of senior notes in 1997 in a private placement to institutional investors. The remaining notes are secured by $9.9 million in notes receivable from Sierra Pacific Industries and mature in 2012. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable with the underlying timberlands as security for the notes receivable.
LP issued $348.6 million ($112.0 million remaining outstanding as of March 31, 2012) of senior notes in 1998 in a private placement to institutional investors. The remaining notes mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The remaining notes are secured by $113.7 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable with the underlying timberlands as security for the notes receivable.
LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. The senior debt mature in 2018. The senior debt is supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410.0 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the senior debt and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable.
In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is partially secured by property, plant and equipment in Chile. The loan will be repaid in 16 equal semi-annual payments beginning in June 2012 and ending December 2019. As of March 31, 2012, no principal payments have been made on this loan. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates or required inflation adjustments.
In August 2011, LP entered into a export financing loan agreement with a Brazilian bank. This loan will be repaid in 10 equal semi-annual payments beginning in January 2013 and ending July 2017.
LP estimates the senior secured notes maturing in 2017 to have a fair value of $236 million as of March 31, 2012 and $243 million at December 31, 2011 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011.
NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2012	2011
Severance	$(0.3)	$—
Construction related legal reserves	0.5	—
Settlement of legal claim	—	0.8
	$0.2	$0.8
During the first quarter of 2012, LP recorded a loss of $0.3 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada as well as a reversal of a $0.5 million loss associated with an assessment in connection with one of its indefinitely curtailed OSB mills.
During the first quarter of 2011, LP recorded a gain of $0.8 million related to an action against a previous claims inspector associated with LP’s hardboard class action for various states.
NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended March 31, 2012 and 2011, LP sold $1.6 million and $1.4 million of products to AbitibiBowater-LP and purchased $7.8 million and $7.6 million of I-joist from AbitibiBowater-LP. LP also purchased $26.9 million and $24.6 million of OSB from Canfor-LP during the quarters ended March 31, 2012 and 2011. Included in LP’s Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 are $1.2 million and $0.5 million in accounts receivable from these affiliates and $5.3 million and $2.3 million in accounts payable to these affiliates.
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
NOTE 13 – SELECTED SEGMENT DATA
LP operates in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South

America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011.

	Quarter Ended March 31,
Dollar amounts in millions	2012	2011
Net sales:
OSB	$149.0	$132.1
Siding	113.1	106.2
Engineered Wood Products	48.6	48.3
South America	42.4	35.3
Other	10.0	10.5
Intersegment sales	(1.6)	(0.7)
	$361.5	$331.7
Operating profit (loss):
OSB	$(0.3)	$(9.1)
Siding	16.8	12.7
Engineered Wood Products	(2.8)	(5.5)
South America	3.1	3.6
Other	(0.7)	(0.7)
Other operating credits and charges, net	0.2	0.8
Loss on sale or impairment of long-lived assets	(0.1)	(5.5)
General corporate and other expenses, net	(20.1)	(17.8)
Foreign currency gains (losses)	(0.1)	1.8
Investment income	4.2	4.0
Interest expense, net of capitalized interest	(12.6)	(14.0)
Loss from continuing operations before taxes	(12.4)	(29.7)
Benefit for income taxes	(1.2)	(6.8)
Loss from continuing operations	$(11.2)	$(22.9)
NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2012, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required. See discussion in Note 3 Fair Value Measurements for impairment charges recorded in the periods presented.
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
NOTE 15 – CONTINGENCY RESERVES

LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	March 31, 2012	December 31, 2011
Environmental reserves	$14.6	$15.0
Hardboard siding reserves	6.1	6.2
Total contingency reserves	20.7	21.2
Current portion of contingency reserves	(4.0)	(4.0)
Long-term portion of contingency reserves	$16.7	$17.2
Hardboard Siding Reserves
LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011. LP believes that the reserve balance for this settlement at March 31, 2012 will be adequate to cover future payments to claimants and related administrative costs.
The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the first three months of 2012 and 2011 are summarized in the following table.

Dollar amounts in millions	March 31, 2012	March 31, 2011
Beginning balance, December 31,	$6.2	$17.8
Payments made for claims	(0.1)	(0.3)
Payments made for administrative costs	—	(0.1)
Ending balance	$6.1	$17.4
LP believes that the reserve balance at March 31, 2012 will be adequate to cover future payments to claimants and related administrative costs.
NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended March 31, 2012 and 2011. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2012	2011
Service cost	$0.9	$0.8
Interest cost	3.7	4.0
Expected return on plan assets	(4.3)	(4.5)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	1.7	1.1
Net periodic pension cost	$2.1	$1.5
During the three months ended March 31, 2012 and 2011, LP recognized $2.1 million and $1.5 million of pension expense for all of LP’s defined benefit pension plans.
During the three months ended March 31, 2012, LP made $0.5 million in pension contributions for LP’s defined benefit plans. LP presently anticipates making approximately $0.5 million in additional pension contributions for the plans during the remainder of 2012.
NOTE 17 – GUARANTEES AND INDEMNIFICATIONS
LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 21 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of LP’s guarantees and indemnifications.
Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first three months of 2012 and 2011 are summarized in the following table:

	Quarter Ended March 31,
Dollar amounts in millions	2012	2011
Beginning balance	$30.3	$29.5
Accrued to expense	0.3	1.1
Payments made	(2.7)	(2.3)
Total warranty reserves	27.9	28.3
Current portion of warranty reserves	(12.0)	(10.0)
Long-term portion of warranty reserves	$15.9	$18.3
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.

NOTE 18 - PRESENT AND PROSPECTIVE ACCOUNTING PROUNOUNCEMENTS
In June 2011, FASB amended Accounting Standards Codification ("ASC") 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update ("ASU") impacts presentation only and had no effect on LP's financial condition, results of operations or cash flows. In December 2011, the FASB issued ASU 2011-12, which is an update to the amendment issued in June. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.
In May 2011, the FASB amended ASC 820, "Fair Value Measurement." This amendment is intended to create convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first quarter of 2012, the U.S. Department of Census reported that actual single and multi-family housing starts were 19% higher than for the first quarter of 2011. While building activity has improved, it is unlikely to return to “normal” levels until pending foreclosure activity subsides, employment grows, access to credit for home buyers improves and housing prices stabilize further.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. For the first quarter of 2012, OSB prices (NC 7/16"), as reported by Random Lengths, were 3% higher than the same period in 2011.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the first quarter of 2012, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2012, we excluded from our estimates approximately $1.8 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2012, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, net, depreciation included in equity in loss of unconsolidated affiliates and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended March 31, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$149.0	$113.1	$48.6	$42.4	$10.0	$(1.6)	$361.5
Depreciation and amortization	8.7	4.2	2.8	2.9	0.2	0.3	19.1
Cost of sales and selling and administrative	139.4	92.1	48.6	36.4	9.9	18.2	344.6
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Other operating credits and charges, net	—	—	—	—	—	(0.2)	(0.2)
Total operating costs	148.1	96.3	51.4	39.3	10.1	18.4	363.6
Income (loss) from operations	0.9	16.8	(2.8)	3.1	(0.1)	(20.0)	(2.1)
Total non-operating income (expense)						(8.5)	(8.5)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	0.9	16.8	(2.8)	3.1	(0.1)	(28.5)	(10.6)
Benefit for income taxes						(1.2)	(1.2)
Equity in loss of unconsolidated affiliates	1.2	—	—	—	0.6	—	1.8
Income (loss) from continuing operations	(0.3)	16.8	(2.8)	3.1	(0.7)	(27.3)	(11.2)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(0.3)	16.8	(2.8)	3.1	(0.7)	(27.3)	(11.2)
Benefit for income taxes	—	—	—	—	—	(1.2)	(1.2)
Interest expense, net of capitalized interest	—	—	—	—	—	12.6	12.6
Depreciation and amortization	8.7	4.2	2.8	2.9	0.2	0.3	19.1
EBITDA from continuing operations	8.4	21.0	—	6.0	(0.5)	(15.6)	19.3
Stock based compensation expense	0.2	0.1	0.2	—	—	2.2	2.7
Loss on sale or impairment of long lived assets						0.1	0.1
Investment income						(4.2)	(4.2)
Other operating credits and charges, net						(0.2)	(0.2)
Depreciation included in equity in loss (earnings) of unconsolidated affiliates	2.0		0.1		1.0		3.1
Adjusted EBITDA from continuing operations	$10.6	$21.1	$0.3	$6.0	$0.5	$(17.7)	$20.8

Three Months Ended March 31, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$132.1	$106.2	$48.3	$35.3	$10.5	$(0.7)	$331.7
Depreciation and amortization	9.2	4.3	4.2	2.9	0.3	0.5	21.4
Cost of sales and selling and administrative	130.2	89.2	49.4	28.8	9.6	16.6	323.8
Loss on sale or impairment of long lived assets	—	—	—	—	—	5.5	5.5
Other operating credits and charges, net	—	—	—	—	—	(0.8)	(0.8)
Total operating costs	139.4	93.5	53.6	31.7	9.9	21.8	349.9
Income (loss) from operations	(7.3)	12.7	(5.3)	3.6	0.6	(22.5)	(18.2)
Total non-operating income (expense)						(8.2)	(8.2)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(7.3)	12.7	(5.3)	3.6	0.6	(30.7)	(26.4)
Benefit for income taxes						(6.8)	(6.8)
Equity in (income) loss of unconsolidated affiliates	1.8	—	0.2	—	1.3	—	3.3
Income (loss) from continuing operations	(9.1)	12.7	(5.5)	3.6	(0.7)	(23.9)	(22.9)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(9.1)	12.7	(5.5)	3.6	(0.7)	(23.9)	(22.9)
Benefit for income taxes	—	—	—		—	(6.8)	(6.8)
Interest expense, net of capitalized interest	—	—	—		—	14.0	14.0
Depreciation and amortization	9.2	4.3	4.2	2.9	0.3	0.5	21.4
EBITDA from continuing operations	0.1	17.0	(1.3)	6.5	(0.4)	(16.2)	5.7
Stock based compensation expense	0.2	0.1	0.1	—	—	3.1	3.5
Gain on sale or impairment of long lived assets						5.5	5.5
Investment income						(4.0)	(4.0)
Other-than-temporary impairment						—	—
Other operating credits and charges, net						(0.8)	(0.8)
Depreciation included in equity in loss (earnings) of unconsolidated affiliates	2.0		0.1		1.2		$3.3
Adjusted EBITDA from continuing operations	$2.3	$17.1	$(1.1)	$6.5	$0.8	$(12.4)	$13.2

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss attributable to LP for the first quarter of 2012 was $11.3 million, or $0.08 per diluted share, on sales of $361.5 million, compared to a net loss attributable to LP for the first quarter of 2011 of $23.0 million, or $0.18 per diluted share, on sales of $331.7 million. For the first quarter of 2012, loss from continuing operations attributed to LP was $11.2 million, or $0.08 per diluted share, compared to $23.0 million, or $0.18 per diluted share, for the first quarter of 2011.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating losses, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2012	2011	Change
Net sales	$149.0	$132.1	13%
Operating losses	(0.3)	(9.1)	97%
Adjusted EBITDA from continuing operations	10.6	2.3	361%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 are as follows:

	Quarter Ended March 31, 2012 versus 2011
	Average Net Selling Price	Unit Shipments
OSB	6%	4%
For the quarter ended March 31, 2012, OSB prices increased as compared to the corresponding period in 2011. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $8 million for the quarter as compared to the corresponding period in 2011. Sales volumes increased as we continue to move into industrial applications as well as increasing our exports.
Compared to the first quarter of 2011, the primary factor for decreased operating losses was the increase in commodity OSB sales prices.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2012	2011	Change
Net sales	$113.1	$106.2	6%
Operating profits	16.8	12.7	32%
Adjusted EBITDA from continuing operations	21.1	17.1	23%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2012	2011	Change
SmartSide Siding	$89.4	$80.6	11%
Commodity OSB	7.9	7.6	4%
Canexel siding and other hardboard related products	15.8	18.0	(12)%
Total	$113.1	$106.2	6%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 are as follows:

	Quarter Ended March 31, 2012 versus 2011
	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	9%
Commodity OSB	2%	(7)%
Canexel siding	(5)%	(6)%
For the quarter ended March 31, 2012, compared to the corresponding period in 2011, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail (primarily driven by increases in the repair and remodel markets) and sheds. Sales prices in our SmartSide siding product line for the quarter ended March 31, 2012 as compared to the corresponding period in 2011 increased due to changes in product mix with individual sales price remaining constant from the first quarter of 2011.
For the quarter ended March 31, 2012, compared to the same period in 2011, sales volumes declined in our Canexel siding lines due to some weakening in the Canadian housing market and lower shipments to Europe. Sales prices decreased in the first quarter of 2012 as compared to the corresponding period in 2011 due to the impact of the strengthening Canadian dollar as a majority of these sales are made in Canada.
Overall, the change in operating results for our siding segment for the quarter ended March 31, 2012, compared to the same period in 2011, was primarily due to higher sales prices and volumes in our SmartSide product line.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2012	2011	Change
Net sales	$48.6	$48.3	1%
Operating losses	(2.8)	(5.5)	49%
Adjusted EBITDA from continuing operations	0.3	(1.1)	127%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2012	2011	Change
LVL/LSL	$25.4	$23.1	10%
I-Joist	13.8	13.0	6%
Related products	9.4	12.2	(23)%
Total	$48.6	$48.3	1%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 are as follows:

	Quarter Ended March 31, 2012 versus 2011
	Average Net Selling Price	Unit Shipments
LVL/LSL	(1)%	14%
I-Joist	3%	2%
During the first quarter of 2012 compared to the same period in 2011, we saw increases in sales volumes in both

LVL/LSL and I-Joist primarily due to increase in domestic demand. Sales prices for the quarter changed due to changes in mix in both product lines with individual product pricing remaining relatively flat. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the quarter ended March 31, 2012, compared to the same period in 2011, the results of operations for EWP were improved due to continued improvements in our LSL facility, as well as higher sales volumes of LVL/LSL and several discrete adjustments made in the quarter.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America. We operate in two countries in South America, Chile and Brazil.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended March 31,
	2012	2011	Change
Net sales	$42.4	$35.3	20%
Operating profits	3.1	3.6	(14)%
Adjusted EBITDA from continuing operations	6.0	6.5	(8)%
Sales in this segment by production location were as follows:

	Quarter Ended March 31,
	2012	2011	Change
Chile	$28.1	$23.0	22%
Brazil	14.3	12.3	16%
Total	$42.4	$35.3	20%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 are as follows:

	Quarter Ended March 31, 2012 versus 2011
	Average Net Selling Price	Unit Shipments
Chile	10%	14%
Brazil	(6)%	2%
For the quarter ended March 31, 2012, compared to the same period in 2011, sales in both Chile and Brazil were higher due to continued demand associated with Chilean rebuilding efforts as well as continued penetration in local markets. During the quarter ended March 31, 2012, the increase in sales in Chile was supported by increased imports. These imports generally produce a lower margin and therefore negatively impacted operating results.
OTHER PRODUCTS
Our other products segment includes our moulding business and our joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended March 31,
	2012	2011	Change
Net sales	$10.0	$10.5	(5)%
Operating losses	(0.7)	(0.7)	—%
Adjusted EBITDA from continuing operations	0.5	0.8	(38)%
Sales in this segment by operation are as follows:

	Quarter Ended March 31,
	2012	2011	Change
Moulding	$7.4	$7.6	(3)%
Other	2.6	2.9	(10)%
Total	$10.0	$10.5	(5)%
For the quarter ended March 31, 2012, compared to the same period in 2011, sales in our moulding business were lower due to slight declines in demand in the retail markets.
Overall, operating results associated with these activities were negatively impacted by the performance of our U.S. Greenfiber joint venture.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended March 31, 2012, compared to the same period in 2011, general corporate expenses increased 13 percent and overall selling and administrative expenses increased by 9 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative is primarily related to changes in the management incentive program between periods.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2012	2011
Investment income	$3.2	$3.5
SERP market adjustments	1.0	0.5
Investment income	4.2	4.0

Interest expense	(12.0)	(13.3)
Amortization of debt charges	(0.6)	(0.7)
Interest expense, net of capitalized interest	(12.6)	(14.0)

Foreign currency gains (losses)	(0.1)	1.8

Total non-operating income (expense)	$(8.5)	$(8.2)
INCOME TAXES
For the first quarter of 2012, we recorded an income tax benefit on continuing operations of 9% as compared to 23% in the comparable period of 2011. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first three months of 2012 relates to state income taxes, the effect of foreign tax rates, increases in valuation allowances due to net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions. For the first quarter of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate relates to state income taxes, the effect of foreign tax rates and increases in valuation allowances due to net operating loss carryforwards in various jurisdictions.
As discussed in Note 8 to the Notes to the financial statements contained herein, in connection with the US Internal Revenue Service (IRS) audit of tax years 2007 through 2009, LP has been informally notified that the IRS will propose an assessment based upon the disallowance of certain accelerated depreciation positions taken by LP. LP disagrees with the potential assessment and, based on its views of the merits of its positions, believes that no accrual is required at this time However, if the IRS were to fully prevail on the matter, LP would be required to make a cash payment of $17.5 million plus interest, and would have the benefit of an additional $17.5 million of depreciation deductions in future periods. LP is working with its outside tax advisers and the IRS to resolve this dispute in a timely matter.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information on our plans. We estimate that our net periodic pension cost for 2012 will be approximately $6.8 million. If a curtailment or settlement occurs in 2012, this estimate may change significantly. We estimate that we will contribute approximately $1 to $2 million to our defined benefit pension plans in 2012.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 18 to the Notes to the financial statements contained therein.
HARDBOARD TRIM LITIGATION
We have been named in four putative class action lawsuits filed against us in United States District Courts during the first quarter of 2012 related to nontreated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant: Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla.) (filed March 5, 2012, as a state-wide putative class); Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class);  Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); and Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class). These lawsuits follow two state-wide putative class action lawsuits previously filed against us in United States District Courts:   Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.); and  Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.). The Ellis case was dismissed by the District Court, which dismissal has been appealed by the plaintiffs to the United States Court of Appeals for the Fourth Circuit, and the Hart case has been certified by the District Court as a class action.

The plaintiffs in these lawsuits seek to certify classes consisting of all persons that own structures within the respective states in which the lawsuit were filed (or, in the Bristol Village case, within the United States) on which the hardboard trim in question is installed, and have filed a motion to have the putative class claims consolidated in multi-district litigation. The plaintiffs seek unspecified damages and injunctive and other relief under various state law theories, including negligence, violations of consumer protection laws, breaches of implied and express warranties, fraud, and unjust enrichment. While some individual owners of structures within the putative classes may have valid warranty claims, we believe that the claims asserted on a class basis are without merit and we intend to defend these matters vigorously.  We have established warranty reserves for the hardboard trim in question pursuant to our normal business practices, and we do not believe that the resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations, cash flows or liquidity.
HARDBOARD SIDING LITIGATION UPDATE
The following update should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cumulative statistics under hardboard siding settlements are as follows:

March 31, 2012
Completed claims received	87,600
Claims dismissed	15,200
Claims settled	72,400

The average payment amount for settled claims as of March 31, 2012 was $956. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.
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
OPERATING ACTIVITIES
During the first three months of 2012, we used 64.4 million of cash in operating activities compared to cash used of $68.4 million during the first three months of 2011. The decrease in cash used by operating activities in the first three months of 2012 was primarily related to lower net loss offset by the absence in 2012 of a $8.7 million tax refund received in the first three months of 2011.
During the first three months of 2012, our accounts receivable increased due to higher sales volume across all product lines as well as higher OSB pricing. No substantial change in credit terms or number of days outstanding. Inventory increased based on our requirements to increase log inventory due to the inability to harvest logs during the spring break up. Accounts payable increased slightly.
INVESTING ACTIVITIES
During the first three months of 2012, cash provided from investing activities was approximately $4.2 million. Capital expenditures in the first three months of 2012 were $2.6 million. Additionally, we contributed $3.0 million to our joint ventures for working capital requirements and received $8.9 million in the sale of assets. Included in “Accounts payable” is $0.5 million related to capital expenditures that had not yet been paid as of March 31, 2012.
During the first three months of 2011, cash provided from investing activities was approximately $3.9 million. Capital expenditures in the first three months of 2011 were $2.4 million. Additionally, we contributed $2.0 million to our joint ventures for working capital requirements. We also reduced our restricted cash under letters of credit or credit facility requirements by $8.3 million. Included in “Accounts payable” was $0.6 million related to capital expenditures that had not yet been paid as of March 31, 2011.
Capital expenditures in 2012 are expected not to exceed $25 million related to projects critical for continuing operations.
CREDIT AGREEMENTS

We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in October 2016.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At March 31, 2012, we had $100 million of unused borrowing base capacity under the facility and no borrowings outstanding under the facility. Outstanding under this facility at March 31, 2012, were $9.2 million in letters of credit which were collateralized by $10.0 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. At March 31, 2012, we anticipate that our fixed charge coverage ratio will remain below 1.1 to 1.0 for the foreseeable future, and, accordingly we will be subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above during such time. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility may remain constrained to an amount that does not exceed the excess of our adjusted borrowing base over $15 million.
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
OTHER LIQUIDITY MATTERS
As of March 31, 2012, we had $1.0 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2012, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at March 31, 2012, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 5.0 billion square feet ( 3/8" basis) or 4.3 billion square feet ( 7/16" basis), a $1 change in the annual average price per square foot on 7/16" basis would change annual pre-tax profits by approximately $4.3 million. Because of the decline in the housing market and related indefinitely curtailed facilities in our OSB business, we expect that our near-term volumes will be significantly below our capacity.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2012, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter ended March 31, 2012 and 2011.

	Quarter Ended March 31,
	2012	2011
Oriented strand board, million square feet 3/8" basis(1)	799	760
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	45	46
Wood-based siding, million square feet 3/8" basis	240	221
Engineered I-Joist, million lineal feet(1)	14	13
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,689	1,629

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2008	$155	$161	$172
2009	$145	$161	$163
2010	$214	$210	$220
2011 1st Qtr. Avg .	$182	$195	$198
2012 1st Qtr. Avg .	$201	$205	$203

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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
Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, with existing home supply currently being greater than normal, the level of unemployment, which is currently higher than normal, longer-term interest rates, which are currently lower than normal, and mortgage foreclosure rates which are currently higher than normal. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than normal and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information

LP held its annual meeting on May 4, 2012, at which the stockholders of LP voted on the following:
The election of three directors, the ratification of the selection of LP’s outside independent auditor, and an advisory vote relating to executive compensation.
The voting with respect to each of these matters was as follows:

1. Election of Directors
	For	Withheld
Curtis M. Stevens	106,521,939	2,182,748
Archie W. Dunham	102,728,492	5,979,195
Daniel K. Frierson	102,723,932	5,980,755

2. Ratification of LP's outside independent auditor
	For	Against	Abstain
	124,898,754	1,664,963	750,583
3. Advisory vote on compensation
	For	Against	Abstain
	100,326,866	4,355,062	4,022,759

Item 6.	Exhibits

10.1
Form of Award Agreement for Curtis M. Stevens under the 1997 Incentive Stock Award Plan for Performance Shares. Incorporated herein by reference to Exhibit 10.9(g) to LP's Current Report on Form 8-K dated March 14, 2012.

21	List of LP’s subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 7, 2012	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	May 7, 2012	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)