Form 10-Q
period 2012-06-30
LOUISIANA-PACIFIC CORP
filed 2012-07-31
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 137,684,600 shares of Common Stock, $1 par value, outstanding as of July 31, 2012.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$427.8	$362.4	$789.3	$694.1
Operating costs and expenses:
Cost of sales	359.9	336.3	673.2	631.3
Depreciation and amortization	17.9	20.2	37.0	41.6
Selling and administrative	30.7	27.6	62.0	56.4
Loss on sale or impairment of long-lived assets, net	0.1	2.5	0.2	8.0
Other operating credits and charges, net	0.2	(0.6)	—	(1.4)
Total operating costs and expenses	408.8	386.0	772.4	735.9
Income (loss) from operations	19.0	(23.6)	16.9	(41.8)
Non-operating income (expense):
Interest expense, net of capitalized interest	(13.1)	(14.4)	(25.7)	(28.4)
Investment income	3.4	3.5	7.6	7.5
Early debt extinguishment	(52.2)	—	(52.2)	—
Other non-operating items	(2.6)	0.6	(2.7)	2.4
Total non-operating expense	(64.5)	(10.3)	(73.0)	(18.5)
Loss from continuing operations before taxes and equity in losses of unconsolidated affiliates	(45.5)	(33.9)	(56.1)	(60.3)
Benefit for income taxes	(11.1)	(8.4)	(12.3)	(15.2)
Equity in loss of unconsolidated affiliates	2.8	7.4	4.6	10.7
Loss from continuing operations	(37.2)	(32.9)	(48.4)	(55.8)
Loss from discontinued operations before taxes	(0.1)	(4.1)	(0.3)	(4.1)
Benefit for income taxes	—	(1.6)	(0.1)	(1.6)
Loss from discontinued operations	(0.1)	(2.5)	(0.2)	(2.5)
Net loss	(37.3)	(35.4)	(48.6)	(58.3)
Less: Net income attributed to non-controlling interest	—	0.1	—	0.2
Loss attributed to Louisiana-Pacific Corporation	$(37.3)	$(35.5)	$(48.6)	$(58.5)
Loss per share of common stock (basic):
Loss from continuing operations	$(0.27)	$(0.25)	$(0.35)	$(0.43)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net loss per share	$(0.27)	$(0.27)	$(0.35)	$(0.45)
Net loss per share of common stock (diluted):
Loss from continuing operations	$(0.27)	$(0.25)	$(0.35)	$(0.43)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net loss per share	$(0.27)	$(0.27)	$(0.35)	$(0.45)

Average shares of stock outstanding - basic	137.0	131.4	136.8	131.3
Average shares of stock outstanding - diluted	137.0	131.4	136.8	131.3

Amounts attributed to LP Corporation common shareholders
Loss from continuing operations, net of tax	$(37.2)	$(33.0)	$(48.4)	$(56.0)
Loss from discontinued operations, net of tax	(0.1)	(2.5)	(0.2)	(2.5)
	$(37.3)	$(35.5)	$(48.6)	$(58.5)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(37.3)	$(35.4)	$(48.6)	$(58.3)
Other comprehensive income (loss)
Foreign currency translation adjustments	(5.9)	4.9	(1.2)	4.3
Unrealized gain (loss) on derivative instruments	—	0.8	(0.2)	0.6
Unrealized gain on marketable securities	—	0.4	0.2	2.6
Defined benefit pension plans	1.3	0.7	2.0	1.0
Other comprehensive income (loss), net of tax	(4.6)	6.8	0.8	8.5
Net income attributable to noncontrolling interest	—	(0.1)	—	(0.2)
Foreign currency translation adjustments attributed to non-controlling interest	—	(0.6)	—	(1.0)
Comprehensive loss	$(41.9)	$(29.3)	$(47.8)	$(51.0)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$427.1	$340.0
Receivables, net of allowance for doubtful accounts of $1.1 million at June 30, 2012 and December 31, 2011	99.6	65.1
Income tax receivable	3.0	3.5
Inventories	203.5	163.6
Prepaid expenses and other current assets	8.7	5.7
Deferred income taxes	17.0	17.0
Current portion of notes receivable from asset sales	101.4	10.0
Assets held for sale	43.5	51.9
Total current assets	903.8	656.8
Timber and timberlands	40.8	45.5
Property, plant and equipment, at cost	2,027.8	2,028.1
Accumulated depreciation	(1,278.8)	(1,245.9)
Net property, plant and equipment	749.0	782.2
Notes receivable from asset sales	432.2	523.5
Long-term investments	1.0	0.7
Restricted cash	11.9	12.9
Investments in and advances to affiliates	76.7	79.1
Intangible assets, net of amortization	1.0	1.4
Deferred debt costs	9.8	8.9
Other assets	26.0	24.9
Long-term deferred tax asset	4.0	4.0
Total assets	$2,256.2	$2,139.9
LIABILITIES AND EQUITY
Current portion of long-term debt	$6.5	$5.3
Current portion of limited recourse notes payable	97.9	7.9
Accounts payable and accrued liabilities	150.6	122.3
Current portion of contingency reserves	4.0	4.0
Total current liabilities	259.0	139.5
Long-term debt, excluding current portion	784.4	715.9
Contingency reserves, excluding current portion	16.1	17.2
Other long-term liabilities	142.4	160.4
Deferred income taxes	98.3	106.0
Stockholders’ equity:
Common stock	149.9	149.8
Additional paid-in capital	539.5	549.9
Retained earnings	633.2	681.8
Treasury stock	(261.2)	(274.4)
Accumulated comprehensive loss	(105.4)	(106.2)
Total stockholders’ equity	956.0	1,000.9
Total liabilities and stockholders’ equity	$2,256.2	$2,139.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37.3)	$(35.4)	$(48.6)	$(58.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17.9	20.2	37.0	41.6
Loss from unconsolidated affiliates	2.8	7.4	4.6	10.7
Loss on sale or impairment of long-lived assets	0.1	2.5	0.2	8.0
Other operating credits and charges, net	0.2	(1.5)	—	(1.5)
Stock-based compensation related to stock plans	1.6	1.3	4.3	4.8
Exchange loss on remeasurement	(1.2)	0.2	(0.9)	2.7
Early debt extinguishment	52.2	—	52.2	—
Cash settlement of contingencies	(0.6)	(0.4)	(1.2)	(0.9)
Cash settlements of warranties, net of accruals	(1.5)	2.3	(3.9)	1.1
Pension expense, net	2.5	0.4	4.1	0.4
Non-cash interest expense, net	0.8	2.3	1.4	3.7
Other adjustments, net	1.2	2.6	1.1	2.8
(Decrease) increase in receivables	5.7	5.8	(34.9)	(24.7)
Decrease (increase) in income tax receivable	(0.7)	13.4	(0.6)	4.7
Decrease (increase) in inventories	9.8	29.2	(36.0)	(20.6)
Decrease in prepaid expenses	(4.9)	(5.3)	(3.0)	(2.9)
Increase (decrease) in accounts payable and accrued liabilities	9.7	(4.0)	19.4	(2.3)
Decrease in deferred income taxes	(11.2)	(11.6)	(12.5)	(8.3)
Net cash provided by (used in) operating activities	47.1	29.4	(17.3)	(39.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(4.2)	(5.6)	(6.8)	(8.0)
Investments and advances to joint ventures	1.1	(1.1)	(1.9)	(3.1)
Proceeds from sales of assets	0.2	0.3	9.1	0.3
Decrease in restricted cash under letters of credit/credit facility	0.1	8.1	1.0	16.4
Net cash provided by (used in) investing activities	(2.8)	1.7	1.4	5.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	350.0	—	350.0	—
Repayment of long-term debt	(242.1)	(0.1)	(242.1)	(0.1)
Short term borrowings, net of repayments	—	4.5	—	4.5
Sale of common stock under equity plans	0.4	—	0.4	—
Redemption of non-controlling interest	—	(24.0)	—	(24.0)
Payment of debt issuance fees	(6.3)	(1.0)	(6.3)	(1.0)
Net cash provided by (used in) financing activities	102.0	(20.6)	102.0	(20.6)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.3	2.3	1.0	(1.3)
Net increase (decrease) in cash and cash equivalents	146.6	12.8	87.1	(55.3)
Cash and cash equivalents at beginning of period	280.5	321.2	340.0	389.3
Cash and cash equivalents at end of period	$427.1	$334.0	$427.1	$334.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	149.8	$149.8	(12.7)	$(274.4)	$549.9	$681.8	$(106.2)	$1,000.9
Net loss	—	—	—	—	—	(48.6)	—	(48.6)
Issuance of shares for employee stock plans and other purposes and other transactions	—	—	0.4	13.2	(15.0)	—	—	(1.8)
Exercise of stock warrants	0.1	0.1	—	—	0.1	—	—	0.2
Compensation expense associated with stock awards	—	—	—	—	4.5	—	—	4.5
Other comprehensive income (loss)	—	—	—	—	—	—	0.8	0.8
Balance, June 30, 2012	149.9	$149.9	(12.3)	$(261.2)	$539.5	$633.2	$(105.4)	$956.0
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
NOTE 2 – STOCK-BASED COMPENSATION
At June 30, 2012, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $1.6 million for the quarter ended June 30, 2012 as compared to $1.3 million for the quarter ended June 30, 2011 and $4.3 million for the six months ended June 30, 2012 and $4.8 million for the six months ended June 30, 2011.
Stock Compensation Plans
LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At June 30, 2012, 2.9 million shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first six months of the respective years noted:

	2012	2011
Expected stock price volatility	63.6%	63.9%
Expected dividend yield	—%	—%
Risk-free interest rate	0.7%	2.1%
Expected life of options	5 years	5 years
Weighted average fair value of options and SSARs granted	$4.75	$5.62
The following table summarizes stock options and SSARs outstanding as of June 30, 2012, as well as activity during the six month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2012	8,315	$12.78
SSARs granted	971	8.86
Options / SSARs exercised	(107)	7.31
Options /SSARs cancelled	(21)	14.66
Options/SSARs outstanding at June 30, 2012	9,158	$12.42	6.2	$22.9
Vested and expected to vest at June 30, 2012	8,700	—	—	$21.8
Options/SSARS exercisable at June 30, 2012	7,258	$13.36	—	$19.1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on June 30, 2012. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of June 30, 2012, there was $5.8 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.9 years. LP recorded compensation expense related to these awards in the first six months of 2012 of $1.9 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first six months of 2012 of $1.6 million. As of June 30, 2012, there was $3.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.6 years.
The following table summarizes incentive share awards outstanding as of June 30, 2012 as well as activity during the six months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2012	1,112,868
Incentive share awards granted	318,926
Incentive share awards vested	(407,909)
Incentive share awards canceled	(35,519)
Incentive shares outstanding at June 30, 2012	988,366	1.60	$10.8
Vested and expected to vest at June 30, 2012	938,948		$10.3
Incentive share awards exercisable at June 30, 2012	—	—	—
Restricted Stock
LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of June 30, 2012, there was $2.9 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.6 years.
The following table summarizes the restricted stock outstanding as of June 30, 2012 as well as activity during the six months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	760,728	$5.04
Restricted stock awards granted	202,009	8.85
Restrictions lapsed	(405,750)	2.17
Restricted stock awards at June 30, 2012	556,987	$8.51
LP recorded compensation expense related to these awards in the first six months of 2012 of $0.8 million.
Through 2010, LP annually granted to each director restricted stock or restricted stock units. As of June 30, 2012, LP had 80,356 shares (or restricted stock units) outstanding under this program.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. This award was granted pursuant to the terms of LP's 1997 Incentive Stock Award Plan. If pre-determined market-based performance goals are met, shares of LP's stock will be issued to Mr. Stevens based upon a pre-determined vesting schedule based upon the required service periods. The fair market value of this award was determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of certain performance goals. As of June 30, 2012, there was $1.3 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 3.8 years.
Phantom stock
Beginning in 2011, LP annually grants phantom stock units to its directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of June 30, 2012, LP had 75,816 shares outstanding under this program.
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
The following table summarizes assets measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$1.0	$—	$—	$1.0
Trading securities	2.9	2.9	—	—
Total	$3.9	$2.9	$—	$1.0
Dollar amounts in millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$0.7	$—	$—	$0.7
Trading securities	2.7	2.7	—	—
Total	$3.4	$2.7	$—	$0.7
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
The following table summarizes changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended June 30, 2011 and June 30, 2012.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2010	$11.6
Total realized/unrealized gains included in other comprehensive income	3.6
Balance at June 30, 2011	$15.2
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2011	$—

Balance at December 31, 2011	$0.7
Total realized/unrealized gains included in other comprehensive income	0.3
Balance at June 30, 2012	$1.0
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2012	$—
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these investments.
During the quarter ended March 31, 2011, LP recorded an impairment charge of $3.6 million to reduce the carrying value of the assets held for sale to the estimated selling price less selling cost. The valuation of these assets was determined using Level 1 inputs under the market approach. Additionally, LP recorded an impairment charge of $1.9 million on assets no longer used.
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

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Loss attributed to LP common shares:
Loss from continuing operations	$(37.2)	$(33.0)	$(48.4)	$(56.0)
Loss from discontinued operations	(0.1)	(2.5)	(0.2)	(2.5)
Net loss	$(37.3)	$(35.5)	$(48.6)	$(58.5)
Denominator:
Basic - weighted average common shares outstanding	137.0	131.4	136.8	131.3
Dilutive effect of stock warrants	—	—	—	—
Dilutive effect of stock plans	—	—	—	—
Diluted shares outstanding	137.0	131.4	136.8	131.3
Basic earnings per share:
Loss from continuing operations	$(0.27)	$(0.25)	$(0.35)	$(0.43)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net loss per share	$(0.27)	$(0.27)	$(0.35)	$(0.45)
Diluted earnings per share:
Loss from continuing operations	$(0.27)	$(0.25)	$(0.35)	$(0.43)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net loss per share	$(0.27)	$(0.27)	$(0.35)	$(0.45)
For the quarter and six months ended June 30, 2012, stock options, stock warrants and SSARs relating to approximately 5.1 million and 5.2 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations. For the quarter and six months ended June 30, 2011, stock options, stock warrants and SSARs relating to approximately 9.0 million and 9.2 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	June 30, 2012	December 31, 2011
Trade receivables	$93.2	$55.9
Interest receivables	1.5	1.2
Other receivables	6.0	9.1
Allowance of doubtful accounts	(1.1)	(1.1)
Total	$99.6	$65.1
Other receivables at June 30, 2012 and December 31, 2011 primarily consist of settlements, Canadian sales tax receivables, receivables from joint ventures and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2012	December 31, 2011
Logs	$24.2	$26.5
Other raw materials	18.6	18.6
Finished products	147.2	109.6
Supplies	14.1	9.5
LIFO reserve	(0.6)	(0.6)
Total	$203.5	$163.6
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of June 30, 2012 and December 31, 2011, LP included three OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollars in millions	June 30, 2012	December 31, 2011
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$10.0	$13.1
Buildings	17.1	22.9
Machinery and equipment	170.0	178.3
	197.1	214.3
Accumulated depreciation	(153.6)	(162.4)
Net property, plant and equipment	$43.5	$51.9
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
For the first six months of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates, increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions and increase in our reserves for uncertain tax positions. For the first six months of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions.
The income tax components and associated effective income tax rates for the six months ended June 30, 2012 and 2011 are as follows:

	Quarter Ended June 30,
	2012		2011
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(11.1)	23%	$(8.4)	20%
Discontinued operations	—	35%	(1.6)	39%
	$(11.1)	23%	$(10.0)	22%

	Six Months Ended June 30,
	2012		2011
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(12.3)	20%	$(15.2)	21%
Discontinued operations	(0.1)	33%	(1.6)	39%
	$(12.4)	20%	$(16.8)	22%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. As of June 30, 2012, the U.S. Internal Revenue Service (IRS) was in the process of auditing tax years 2007 through 2009. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2011. Canadian federal income tax returns have been audited and effectively settled through 2004, and no examinations are currently in progress. Years subsequent to 2004, with the exception of 2006 and 2007, remain subject to examination. Quebec provincial audits have been effectively settled through 2007, and an audit of years 2008 through 2010 is currently in progress. As of June 30, 2012, the Chilean Tax Office was in process of auditing tax years 2008 through 2010.
In connection with the IRS audit of tax years 2007 through 2009 described above, the IRS has proposed an assessment based upon the disallowance of certain accelerated depreciation positions taken by LP. LP disagrees with the potential assessment and, based on its views of the merits of its positions, believes that no accrual is required at this time. However, if the IRS were to fully prevail on the matter, LP would be required to make a cash payment of $17.5 million plus interest, and would have the benefit of an additional $17.5 million of depreciation deductions in future periods. LP is working with its outside tax advisers and the IRS to resolve this dispute in a timely matter.
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
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	June 30, 2012	December 31, 2011
Debentures:
Senior secured notes, maturing 2017	$—	$189.6
Senior notes, maturing 2020	350.0	—
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	39.9	40.5
Brazilian export financing facility, maturing 2017	10.0	10.0
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.3	0.4
Total	888.8	729.1
Less: current portion	(104.4)	(13.2)
Net long-term portion	$784.4	$715.9
LP issued $47.9 million ($7.9 million outstanding as June 30, 2012) of senior notes in 1997 in a private placement to institutional investors. The remaining notes are secured by $9.9 million in secured notes receivable from Sierra Pacific Industries and mature in September 2012. In the event of a default by Sierra Pacific Industries, LP is fully liable for the notes payable.
LP issued $348.6 million ($112.0 million remaining outstanding as of June 30, 2012) of senior notes in 1998 in a private placement to institutional investors. The remaining notes mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The remaining notes are secured by $113.7 million of secured notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.
LP issued $368.7 million of senior notes in 2003 in a private placement to unrelated third parties. The senior notes mature in 2018 and are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410.0 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the senior debt and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable.
In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is secured by substantially all of the property owned by LP Chile SA. The loan will be repaid in 16 equal semi-annual payments beginning in June 2012 and ending December 2019. As of June 30, 2012, $2.7 million in principal payments have been made on this loan. Any additional increases or decreases in the loan balance shown are related to changes in the underlying foreign currency exchange rates or required inflation adjustments.
In August 2011, LP entered into a export financing loan agreement with a Brazilian bank pursuant to which it borrowed $10.0 million. This loan will be repaid in 10 equal semi-annual payments beginning in January 2013 and ending July 2017.
In May 2012, LP issued $350.0 million of 7.5% Senior Notes due 2020. Simultaneous with the closing of this debt, LP used a portion of the proceeds to fully retire the remaining balance outstanding on the Senior Secured Notes due in 2017. In connection with this repurchase, LP recorded a loss on early debt extinguishment of $52.2 million which included $4.5 million associated with the unamortized financing costs associated with the Senior Secured Notes.

Obligations under the indenture governing LP's Senior Notes due 2020 are unsecured and not presently guaranteed by any of its subsidiaries. The indenture contains customary covenants applicable to LP and its subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of LP's obligations to repay the indebtedness outstanding thereunder.
LP estimates the Senior Notes maturing in 2020 to have a fair value of $364.0 million at June 30, 2012 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011.
NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the six months ended June 30, 2012 and June 30, 2011 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2012	2011	2012	2011
Severance	$(0.2)	$—	$(0.5)	$—
Construction related legal reserves	—	—	0.5	—
Addition to environmental reserves	—	(0.9)	—	(0.9)
Timber related reserves	—	1.5	—	1.5
Settlement of legal claim	—	—	—	0.8
	$(0.2)	$0.6	$—	$1.4
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
NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended June 30, 2012 and 2011, LP sold $2.1 million and $1.5 million of products to AbitibiBowater-LP and purchased $10.6 million and $9.1 million of I-joist from AbitibiBowater-LP. LP also purchased $32.4 million and $21.9 million of OSB from Canfor-LP during the quarters ended June 30, 2012 and 2011. For the six month period ended June 30, 2012 and 2011, LP sold $3.7 million and $2.9 million of products to AbitibiBowater-LP and purchased $18.4 million and $16.8 million of I-joist from AbitibiBowater-LP. LP also purchased $59.3 million and $46.5 million of OSB from Canfor-LP during the quarters ended June 30, 2012 and 2011.
Included in LP’s Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 are $1.3 million and $0.5 million in accounts receivable from these affiliates and $6.9 million and $2.3 million in accounts payable to these affiliates.
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

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2012	2011	2012	2011
Net sales:
OSB	$194.9	$140.6	$344.4	$272.6
Siding	137.0	118.6	250.1	224.7
Engineered Wood Products	51.7	53.6	100.3	101.9
South America	42.7	39.5	85.1	74.9
Other	10.7	10.4	20.8	20.9
Intersegment sales	(9.2)	(0.3)	(11.4)	(0.9)
	$427.8	$362.4	$789.3	$694.1
Operating profit (loss):
OSB	$17.0	$(22.9)	$16.7	$(32.0)
Siding	19.4	11.3	36.1	24.0
Engineered Wood Products	(3.4)	(3.2)	(6.3)	(8.7)
South America	3.6	4.2	6.7	7.9
Other	(1.9)	(2.0)	(2.5)	(2.6)
Other operating credits and charges, net	(0.2)	0.6	—	1.4
Loss on sale or impairment of long-lived assets	(0.1)	(2.5)	(0.2)	(8.0)
General corporate and other expenses, net	(18.2)	(16.5)	(38.2)	(34.5)
Foreign currency gains (losses)	(2.6)	0.6	(2.7)	2.4
Early extinguishment of debt	(52.2)	—	(52.2)	—
Investment income	3.4	3.5	7.6	7.5
Interest expense, net of capitalized interest	(13.1)	(14.4)	(25.7)	(28.4)
Loss from continuing operations before taxes	(48.3)	(41.3)	(60.7)	(71.0)
Benefit for income taxes	(11.1)	(8.4)	(12.3)	(15.2)
Loss from continuing operations	$(37.2)	$(32.9)	$(48.4)	$(55.8)
NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2012, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required. See discussion in Note 3 Fair Value Measurements for impairment charges recorded in the periods presented.
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
NOTE 15 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	June 30, 2012	December 31, 2011
Environmental reserves	$14.2	$15.0
Hardboard siding reserves	5.9	6.2
Total contingency reserves	20.1	21.2
Current portion of contingency reserves	(4.0)	(4.0)
Long-term portion of contingency reserves	$16.1	$17.2
Hardboard Siding Reserves
LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011. LP believes that the reserve balance for this settlement at June 30, 2012 will be adequate to cover future payments to claimants and related administrative costs.
The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the first six months of 2012 and 2011 are summarized in the following table.

Dollar amounts in millions	June 30, 2012	June 30, 2011
Beginning balance, December 31,	$6.2	$17.8
Payments made for claims	(0.3)	(0.4)
Payments made for administrative costs	—	(0.2)
Ending balance	$5.9	$17.2
LP believes that the reserve balance at June 30, 2012 will be adequate to cover future payments to claimants and related administrative costs.
NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended June 30, 2012 and 2011. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2012	2011	2012	2011
Service cost	$0.9	$0.8	$1.8	$1.6
Interest cost	3.7	4.0	7.4	8.0
Expected return on plan assets	(4.3)	(4.5)	(8.6)	(9.0)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net loss	1.7	1.1	3.4	2.2
Net periodic pension cost	$2.1	$1.5	$4.2	$3.0
During the six months ended June 30, 2012 and 2011, LP recognized $4.2 million and $3.0 million of pension expense for all of LP’s defined benefit pension plans.
During the six months ended June 30, 2012, LP made $0.5 million in pension contributions for LP’s defined benefit plans. LP presently anticipates making approximately $0.5 million in additional pension contributions for the plans during the remainder of 2012.
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
Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first six months of 2012 and 2011 are summarized in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2012	2011	2012	2011
Beginning balance	$27.9	$28.3	$30.3	$29.5
Accrued to expense	0.2	3.8	0.5	4.9
Payments made	(1.6)	(1.5)	(4.3)	(3.8)
Total warranty reserves	26.5	30.6	26.5	30.6
Current portion of warranty reserves	(12.0)	(10.0)	(12.0)	(10.0)
Long-term portion of warranty reserves	$14.5	$20.6	$14.5	$20.6
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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the second quarter of 2012, the U.S. Department of Census reported that actual single and multi-family housing starts were 23% higher than for the second quarter of 2011 and for the first six months were 27% higher than the same period in 2011. While building activity has improved, it is unlikely to return to “normal” levels until pending foreclosure activity subsides, employment grows, access to credit for home buyers improves and housing prices stabilize further.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. For the second quarter of 2012, OSB prices (NC 7/16"), as reported by Random Lengths, were 35% higher than for the same period in 2011 and for the first six months were 17% higher than the first six months of 2011.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the second quarter of 2012, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2012, we excluded from our estimates approximately $1.8 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2012, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended June 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$194.9	$137.0	$51.7	$42.7	$10.7	$(9.2)	$427.8
Depreciation and amortization	8.3	3.9	2.4	2.7	0.2	0.4	17.9
Cost of sales and selling and administrative	168.7	113.7	52.7	36.4	10.5	8.6	390.6
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Other operating credits and charges, net	—	—	—	—	—	0.2	0.2
Total operating costs	177.0	117.6	55.1	39.1	10.7	9.3	408.8
Income (loss) from operations	17.9	19.4	(3.4)	3.6	—	(18.5)	19.0
Total non-operating income (expense)						(64.5)	(64.5)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	17.9	19.4	(3.4)	3.6	—	(83.0)	(45.5)
Benefit for income taxes						(11.1)	(11.1)
Equity in loss of unconsolidated affiliates	0.9	—	—	—	1.9	—	2.8
Income (loss) from continuing operations	17.0	19.4	(3.4)	3.6	(1.9)	(71.9)	(37.2)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	17.0	19.4	(3.4)	3.6	(1.9)	(71.9)	(37.2)
Benefit for income taxes	—	—	—	—	—	(11.1)	(11.1)
Interest expense, net of capitalized interest	—	—	—	—	—	13.1	13.1
Depreciation and amortization	8.3	3.9	2.4	2.7	0.2	0.4	17.9
EBITDA from continuing operations	25.3	23.3	(1.0)	6.3	(1.7)	(69.5)	(17.3)
Stock based compensation expense	0.3	0.2	0.1	—	—	1.3	1.9
Loss on sale or impairment of long lived assets						0.1	0.1
Investment income						(3.4)	(3.4)
Early debt extinguishment						52.2	52.2
Other operating credits and charges, net						0.2	0.2
Depreciation included in equity in loss (earnings) of unconsolidated affiliates	2.1		0.1		0.7		2.9
Adjusted EBITDA from continuing operations	$27.7	$23.5	$(0.8)	$6.3	$(1.0)	$(19.1)	$36.6

Three Months Ended June 30, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$140.6	$118.6	$53.6	$39.5	$10.4	$(0.3)	$362.4
Depreciation and amortization	9.4	3.9	3.1	3.0	0.3	0.5	20.2
Cost of sales and selling and administrative	148.6	103.4	53.7	32.3	10.2	15.7	363.9
Loss on sale or impairment of long lived assets	—	—	—	—	—	2.5	2.5
Other operating credits and charges, net	—	—	—	—	—	(0.6)	(0.6)
Total operating costs	158.0	107.3	56.8	35.3	10.5	18.1	386.0
Income (loss) from operations	(17.4)	11.3	(3.2)	4.2	(0.1)	(18.4)	(23.6)
Total non-operating income (expense)						(10.3)	(10.3)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(17.4)	11.3	(3.2)	4.2	(0.1)	(28.7)	(33.9)
Benefit for income taxes						(8.4)	(8.4)
Equity in (income) loss of unconsolidated affiliates	5.5	—	—	—	1.9	—	7.4
Income (loss) from continuing operations	(22.9)	11.3	(3.2)	4.2	(2.0)	(20.3)	(32.9)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	(22.9)	11.3	(3.2)	4.2	(2.0)	(20.3)	(32.9)
Benefit for income taxes	—	—	—		—	(8.4)	(8.4)
Interest expense, net of capitalized interest	—	—	—		—	14.4	14.4
Depreciation and amortization	9.4	3.9	3.1	3.0	0.3	0.5	20.2
EBITDA from continuing operations	(13.5)	15.2	(0.1)	7.2	(1.7)	(13.8)	(6.7)
Stock based compensation expense	0.2	0.1	0.1	—	—	1.0	1.4
Gain on sale or impairment of long lived assets						2.5	2.5
Investment income						(3.5)	(3.5)
Other operating credits and charges, net						(0.6)	(0.6)
Depreciation included in equity in loss (earnings) of unconsolidated affiliates	2.1		0.1		1.2		3.4
Adjusted EBITDA from continuing operations	$(11.2)	$15.3	$0.1	$7.2	$(0.5)	$(14.4)	$(3.5)

Six Months Ended June 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$344.4	$250.1	$100.3	$85.1	$20.8	$(11.4)	$789.3
Depreciation and amortization	17.0	8.1	5.2	5.6	0.4	0.7	37.0
Cost of sales and selling and administrative	308.6	205.9	101.4	72.8	20.4	26.1	735.2
Loss on sale or impairment of long lived assets						0.2	0.2
Total operating costs	325.6	214.0	106.6	78.4	20.8	27.0	772.4
Income (loss) from operations	18.8	36.1	(6.3)	6.7	—	(38.4)	16.9
Total non-operating income (expense)						(73.0)	(73.0)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	18.8	36.1	(6.3)	6.7	—	(111.4)	(56.1)
Benefit for income taxes						(12.3)	(12.3)
Equity in loss of unconsolidated affiliates	2.1	—	—	—	2.5	—	4.6
Income (loss) from continuing operations	$16.7	$36.1	$(6.3)	$6.7	$(2.5)	$(99.1)	$(48.4)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	16.7	36.1	(6.3)	6.7	(2.5)	(99.1)	(48.4)
Benefit for income taxes	—	—	—	—	—	(12.3)	(12.3)
Interest expense, net of capitalized interest	—	—	—	—	—	25.7	25.7
Depreciation and amortization	17.0	8.1	5.2	5.6	0.4	0.7	37.0
EBITDA from continuing operations	33.7	44.2	(1.1)	12.3	(2.1)	(85.0)	2.0
Stock based compensation expense	0.5	0.3	0.3	—	—	3.5	4.6
Loss on sale or impairment of long lived assets						0.2	0.2
Investment income						(7.6)	(7.6)
Early debt extinguishment						52.2	52.2
Depreciation included in equity in loss (earnings) of unconsolidated affiliates	4.1	—	0.2	—	2.2	—	6.5
Adjusted EBITDA from continuing operations	$38.3	$44.5	$(0.6)	$12.3	$0.1	$(36.7)	$57.9

Six Months Ended June 30, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$272.6	$224.7	$101.9	$74.9	$20.9	$(0.9)	$694.1
Depreciation and amortization	18.7	8.2	7.3	5.9	0.5	1.0	41.6
Cost of sales and selling and administrative	278.6	192.5	103.0	61.1	19.9	32.6	687.7
Loss on sale or impairment of long lived assets						8.0	8.0
Other operating credits and charges, net						(1.4)	(1.4)
Total operating costs	297.3	200.7	110.3	67.0	20.4	40.2	735.9
Income (loss) from operations	(24.7)	24.0	(8.4)	7.9	0.5	(41.1)	(41.8)
Total non-operating income (expense)						(18.5)	(18.5)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	(24.7)	24.0	(8.4)	7.9	0.5	(59.6)	(60.3)
Benefit for income taxes						(15.2)	(15.2)
Equity in loss of unconsolidated affiliates	7.3	—	0.3	—	3.1	—	10.7
Income (loss) from continuing operations	$(32.0)	$24.0	$(8.7)	$7.9	$(2.6)	$(44.4)	$(55.8)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(32.0)	$24.0	$(8.7)	$7.9	$(2.6)	$(44.4)	$(55.8)
Benefit for income taxes	—	—	—	—	—	(15.2)	(15.2)
Interest expense, net of capitalized interest	—	—	—	—	—	28.4	28.4
Depreciation and amortization	18.7	8.2	7.3	5.9	0.5	1.0	41.6
EBITDA from continuing operations	(13.3)	32.2	(1.4)	13.8	(2.1)	(30.2)	(1.0)
Stock based compensation expense	0.4	0.2	0.2	—	—	4.0	4.8
Loss on sale or impairment of long lived assets						8.0	8.0
Investment income						(7.5)	(7.5)
Other operating credits and charges, net						(1.4)	(1.4)
Depreciation included in equity in loss (earnings) of unconsolidated affiliates	4.1	—	0.3	—	2.4	—	6.8
Adjusted EBITDA from continuing operations	$(8.8)	$32.4	$(0.9)	$13.8	$0.3	$(27.1)	$9.7

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss attributable to LP for the second quarter of 2012 was $37.3 million, or $0.27 per diluted share, on sales of $427.8 million, compared to a net loss attributable to LP for the second quarter of 2011 of $35.5 million, or $0.27 per diluted share, on sales of $362.4 million. For the second quarter of 2012, loss from continuing operations attributed to LP was $37.2 million, or $0.27 per diluted share, compared to $33.0 million, or $0.25 per diluted share, for the second quarter of 2011.
Our net loss attributable to LP for the first six months of 2012 was $48.6 million, or $0.35 per diluted share, on sales of $789.3 million, compared to net loss attributable to LP for the first six months quarter of 2011 of $58.5 million, or $0.45 per diluted share, on sales of $694.1 million. For the first six months of 2012, loss from continuing operations was $48.4 million, or $0.35 per diluted share, compared to loss from continuing operations of $55.8 million, or $0.43 per diluted share, for the first six months of 2011.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating losses, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net sales	$194.9	$140.6	39%	$344.4	$272.6	26%
Operating income (loss)	17.0	(22.9)	174%	16.7	(32.0)	152%
Adjusted EBITDA from continuing operations	27.7	(11.2)	347%	38.3	(8.8)	535%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2012 compared to the quarter and six months ended June 30, 2011 are as follows:

	Quarter Ended June 30, 2012 versus 2011		Six Months Ended June 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	22%	13%	14%	9%
For both the quarter and six months ended June 30, 2012, OSB prices increased as compared to the corresponding period in 2011. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $33 million for the quarter and $39 million for the six month period ended as compared to the corresponding period in 2011. Sales volumes increased due to higher housing starts as well as our continued move into industrial applications and increased our exports.
Compared to the second quarter and first six months of 2011, the primary factor for increased operating income was the increase in commodity OSB sales prices.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net sales	$137.0	$118.6	16%	$250.1	$224.7	11%
Operating profits	19.4	11.3	72%	36.1	24.0	50%
Adjusted EBITDA from continuing operations	23.5	15.3	54%	44.5	32.4	37%
Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
SmartSide Siding	$112.9	$93.5	21%	$202.3	$174.1	16%
Commodity OSB	11.0	6.5	69%	18.9	14.1	34%
Canexel siding and other hardboard related products	13.1	18.6	(30)%	28.9	36.5	(21)%
Total	$137.0	$118.6	16%	$250.1	$224.7	11%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2012 compared to the quarter and six months ended June 30, 2011 are as follows:

	Quarter Ended June 30, 2012 versus 2011		Six Months Ended June 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	19%	2%	16%
Commodity OSB	24%	19%	13%	6%
Canexel siding	1%	(31)%	(2)%	(19)%
For both the second quarter and first six months ended June 30, 2012, compared to the corresponding period in 2011, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide siding product line for the second quarter and first six months ended June 30, 2012 as compared to the corresponding periods in 2011 increased due primarily to changes in product mix as well as a price increase implemented at the beginning of the second quarter of 2012.
For both the second quarter and first six months ended June 30, 2012, compared to the same period in 2011, sales volumes declined in our Canexel siding lines due to our distributors balancing supply and demand and lower shipments to Europe. Sales prices increased slightly in the second quarter and decreased slightly in the first six months of 2012 as compared to the corresponding period in 2011 due to the impact of the Canadian dollar as a majority of these sales are made in Canada.
For both the second quarter and first six months of 2012 as compared to the same periods in the prior year, sales prices increased for our commodity OSB products as discussed in the OSB segment above. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $2 million for the quarter and for the six month period as compared to the corresponding periods of 2011.
Overall, the change in operating results for our siding segment for the quarter and six month period ended June 30, 2012, compared to the same period in 2011, was primarily due to higher sales prices and volumes in our SmartSide product line as well as increased OSB pricing.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net sales	$51.7	$53.6	(4)%	$100.3	$101.9	(2)%
Operating losses	(3.4)	(3.2)	(6)%	(6.3)	(8.7)	28%
Adjusted EBITDA from continuing operations	(0.8)	0.1	(900)%	(0.6)	(0.9)	33%
Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
LVL/LSL	$25.1	$29.0	(13)%	$50.5	52.1	(3)%
I-Joist	18.7	16.6	13%	32.5	29.6	10%
Related products	7.9	8.0	(1)%	17.3	20.2	(14)%
Total	$51.7	$53.6	(4)%	$100.3	$101.9	(2)%
Percent changes in average sales prices and unit shipments for the quarter and six month period ended June 30, 2012 compared to the quarter and six month period ended June 30, 2011 are as follows:

	Quarter Ended June 30, 2012 versus 2011		Six Months Ended June 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(2)%	(9)%	(1)%	1%
I-Joist	(2)%	17%	(2)%	10%
During the second quarter of 2012 compared to the same period in 2011, we saw declines in sales volumes and sales prices of LVL/LSL due to decreased international demand for this product and sales volumes increases in I-Joist based upon increases in overall housing demand. For the six month period ended June 30, 2012, sales volumes of LVL/LSL was about flat with the prior year with increases in I-joist. Sales prices for the quarter and six month period ended June 30, 2012 changed due to changes in mix in both product lines with individual product pricing remaining relatively flat. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the second quarter ended June 30, 2012, compared to the same period in 2011, the results of operations for EWP were about flat. For the six month period ended June 30, 2012 as compared to the same period in the prior year, the results of operations for EWP improved due to continued improvements in our LSL facility, as well as higher sales volumes of I-joist and several discrete adjustments made in the first quarter.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America. We operate in two countries in South America, Chile and Brazil.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net sales	$42.7	$39.5	8%	$85.1	$74.9	14%
Operating profits	3.6	4.2	(14)%	6.7	7.9	(15)%
Adjusted EBITDA from continuing operations	6.3	7.2	(13)%	12.3	13.8	(11)%
Sales in this segment by production location were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Chile	$31.5	$23.4	35%	$59.6	$46.5	28%
Brazil	11.2	16.1	(30)%	25.5	28.4	(10)%
Total	$42.7	$39.5	8%	$85.1	$74.9	14%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2012 compared to the quarter and six month period ended June 30, 2011 are as follows:

	Quarter Ended March 31, 2012 versus 2011		Six Months Ended June 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	4%	30%	7%	22%
Brazil	(13)%	(27)%	(9)%	(17)%
For the second quarter and first six months ended June 30, 2012, compared to the same period in 2011, sales in Chile were higher due to continued demand associated with Chilean rebuilding efforts as well as continued penetration in local markets. For the quarter and six month period of 2012 as compared to the same period in 2011, sales in Brazil were lower due to weakness in the export markets, specifically China. During the second quarter and first six months ended June 30, 2012, the increase in sales in Chile was supported by increased imports from LP's North American and Brazilian operations. These imports generally produce a lower margin due to freight costs and therefore have little impact on operating results.
OTHER PRODUCTS
Our other products segment includes our moulding business and our joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net sales	$10.7	$10.4	3%	$20.8	$20.9	—%
Operating losses	(1.9)	(2.0)	5%	(2.5)	(2.6)	4%
Adjusted EBITDA from continuing operations	(1.0)	(0.5)	(100)%	0.1	0.3	(67)%
Sales in this segment by operation are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Moulding	$6.7	$7.4	(9)%	$14.2	$15.0	(5)%
Other	4.0	3.0	33%	6.6	5.9	12%
Total	$10.7	$10.4	3%	$20.8	$20.9	—%
For the second quarter and first six months ended June 30, 2012, compared to the same period in 2011, sales in our moulding business were lower due to declines in demand in the retail markets.
Overall, operating results associated with these activities were essentially flat for the second quarter and six month period ended June 30, 2012 as compared to the same periods in 2011.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the second quarter and first six months ended June 30, 2012, compared to the same period in 2011, general corporate expenses increased 10 percent and 11 percent and overall selling and administrative expenses increased by 11 percent and 10 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative is primarily related to higher accruals in the management incentive program between periods.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2012	2011	2012	2011
Investment income	$3.2	$3.4	$6.5	$6.9
Other market adjustments	0.2	0.1	1.1	0.6
Investment income	3.4	3.5	7.6	7.5

Interest expense	(12.4)	(13.6)	(24.4)	(26.9)
Amortization of debt charges	(0.7)	(0.8)	(1.3)	(1.5)
Interest expense, net of capitalized interest	(13.1)	(14.4)	(25.7)	(28.4)

Early debt extinguishment	(52.2)	—	(52.2)	—

Foreign currency gains (losses)	(2.6)	0.6	(2.7)	2.4

Total non-operating income (expense)	$(64.5)	$(10.3)	$(73.0)	$(18.5)
INCOME TAXES
For the second quarter and first six months of 2012, we recorded an income tax benefit on continuing operations of 23% and 20% as compared to 20% and 21% in the comparable periods of 2011. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first six months of 2012 relates to state income taxes, the effect of foreign tax rates, increases in valuation allowances associated with net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions. For the second quarter and first six months of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate relates to state income taxes, the effect of foreign tax rates and increases in valuation allowances associated with net operating loss carryforwards in various jurisdictions.
As discussed in Note 8 to the Notes to the financial statements contained herein, in connection with the US Internal Revenue Service (IRS) audit of tax years 2007 through 2009, the IRS has proposed an assessment based upon the disallowance of certain accelerated depreciation positions taken by LP. LP disagrees with the potential assessment and, based on its views of the merits of its positions, believes that no accrual is required at this time. However, if the IRS were to fully prevail on the matter, LP would be required to make a cash payment of $17.5 million plus interest, and would have the benefit of an additional $17.5 million of depreciation deductions in future periods. LP is working with its outside tax advisers and the IRS to resolve this dispute in a timely matter.
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
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12 to the Notes to the financial statements contained therein.
HARDBOARD TRIM LITIGATION
We were named in four putative class action lawsuits filed against us in United States District Courts during the first quarter of 2012 related to nontreated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant: Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa)

(filed March 8, 2012, as a state-wide putative class);  Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class) and Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) (filed March 5, 2012, as a state-wide putative class). The Prevett v. Louisiana Pacific lawsuit was voluntarily dismissed by the plaintiffs on May 31, 2012. Subsequently, a fifth lawsuit, Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich) (filed May 3, 2012) was filed as a statewide putative class action in the second quarter of 2012. These lawsuits follow two state-wide putative class action lawsuits previously filed against us in United States District Courts:   Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.); and  Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.). The Ellis case was dismissed by the District Court, which dismissal has been appealed by the plaintiffs to the United States Court of Appeals for the Fourth Circuit, and the Hart case has been certified by the District Court as a class action.

Plaintiffs moved to combine pretrial matters through a MultiDistict Litigation (MDL) motion, filed as In Re: Louisiana-Pacific Corporation Trimboard Siding Marketing, Sales Practice and Products Liability Litigation MDL No. 2366 (U.S. Judicial Panel on Multidistrict Litigation) seeking to transfer all cases to the Eastern District of North Carolina. Louisiana-Pacific objected to the MDL motion and on June 11, 2012, the MDL Panel denied plaintiffs Motion to Transfer.

The plaintiffs in these lawsuits seek to certify classes consisting of all persons that own structures within the respective states in which the lawsuit were filed (or, in some cases, within the United States) on which the hardboard trim in question is installed. The plaintiffs seek unspecified damages and injunctive and other relief under various state law theories, including negligence, violations of consumer protection laws, breaches of implied and express warranties, fraud, and unjust enrichment. While some individual owners of structures within the putative classes may have valid warranty claims, we believe that the claims asserted on a class basis are without merit and we intend to defend these matters vigorously.  We have established warranty reserves for the hardboard trim in question pursuant to our normal business practices, and we do not believe that the resolution of these lawsuits will have a material effect on our financial condition, results of operations, cash flows or liquidity.
HARDBOARD SIDING LITIGATION UPDATE
The following update should be read in conjunction with the discussion of our hardboard siding litigation set forth in Note 18 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Cumulative statistics under hardboard siding settlements are as follows:

June 30, 2012
Completed claims received	87,800
Claims dismissed	15,300
Claims settled	72,500

The average payment amount for settled claims as of June 30, 2012 was $954. Dismissal of claims is typically the result of claims for product not produced by LP or predecessor companies or claims that lack sufficient information or documentation after repeated efforts to correct those deficiencies.
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
OPERATING ACTIVITIES
During the first six months of 2012, we used $17.3 million of cash in operating activities compared to cash used of $39.0 million during the first six months of 2011. The decrease in cash used by operating activities in the first six months of 2012 was primarily related to improved operating results offset by higher working capital requirements.
During the first six months of 2012, our accounts receivable increased due to higher sales volume across all product lines as well as higher OSB pricing. No substantial change occurred in credit terms or number of days outstanding. Accounts receivable increased due to the higher sales levels. Inventory increased based on our increases in expected future sales levels. Accounts payable increased due to higher inventory levels.
INVESTING ACTIVITIES
During the first six months of 2012, cash provided from investing activities was approximately $1.4 million. Capital expenditures in the first six months of 2012 were $6.8 million. Additionally, we contributed $1.9 million to our joint ventures for working capital requirements and received $9.1 million in the sale of assets. Included in “Accounts payable” is $0.5 million related to capital expenditures that had not yet been paid as of June 30, 2012.
During the first six months of 2011, cash provided from investing activities was approximately $5.6 million. Capital expenditures in the first six months of 2011 were $8.0 million. Additionally, we contributed $3.1 million to our joint ventures for working capital requirements. We also reduced our restricted cash under letters of credit or credit facility requirements by $16.4 million. Included in “Accounts payable” was $0.8 million related to capital expenditures that had not yet been paid as of June 30, 2011.
Capital expenditures in 2012 are expected not to exceed $25 million related to projects critical for continuing operations.
FINANCING ACTIVITIES
In the second quarter of 2012, we issued $350.0 million of 7.5% Senior Notes due 2020, and used approximately $248.4 million of the proceeds of this issuance to fully retire our Senior Secured Notes due in 2017 and pay related transaction costs and expenses. In the second quarter of 2011, we purchased the remaining 25% ownership of LP Brazil for a cash payment of $24.0 million.
CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in October 2016.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At June 30, 2012, we had $100 million of borrowing base capacity under the facility and no borrowings outstanding under the facility. Outstanding under this facility at June 30, 2012, were $9.1 million in letters of credit which were collateralized by $10.0 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit. At June 30, 2012, our fixed charge coverage ratio was below 1.1 to 1.0, and, accordingly we will be subject to the limitation on our ability to fully utilize our adjusted borrowing base capacity as described above during such time. As a result, our ability to obtain and maintain non-cash collateralized letters of credit under this facility remains constrained to an amount that does not exceed the excess of our adjusted borrowing base over $15 million.
Subject to certain exceptions, obligations under the credit facility are secured by, among other things, a first-priority lien on our present and future receivables, inventory and certain general intangibles and are guaranteed by certain of our subsidiaries.
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
Obligations under the indenture governing our Senior Notes due 2020 are unsecured and not presently guaranteed by any of our subsidiaries. The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.
OTHER LIQUIDITY MATTERS
As of June 30, 2012, we had $1.0 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2012, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at June 30, 2012, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2012, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Oriented strand board, million square feet 3/8" basis(1)	922	810	1,721	1,578
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	51	41	96	87
Wood-based siding, million square feet 3/8" basis	236	201	476	422
Engineered I-Joist, million lineal feet(1)	18	16	32	29
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,723	1,727	3,412	3,356

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2008	$155	$161	$172
2009	$145	$161	$163
2010	$214	$210	$220
2011 1st Qtr. Avg .	$182	$195	$198
2011 2nd Qtr. Avg .	$149	$162	$173
2012 1st Qtr. Avg .	$201	$205	$203
2012 2nd Qtr. Avg .	$232	$224	$235

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Sixth Amendment to Loan and Security Agreement, dated July 6, 2012, among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K, dated July 6, 2012.

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

LOUISIANA-PACIFIC CORPORATION

Date:	July 31, 2012	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	July 31, 2012	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)