Form 10-Q
period 2012-09-30
LOUISIANA-PACIFIC CORP
filed 2012-11-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 138,367,538 shares of Common Stock, $1 par value, outstanding as of November 6, 2012.
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, Brazilian real and the Chilean peso;

•	changes in general and industry specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product related litigation and other legal proceedings; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$467.8	$350.6	$1,257.1	$1,044.7
Operating costs and expenses:
Cost of sales	369.3	322.0	1,042.5	953.3
Depreciation and amortization	18.9	19.6	55.9	61.2
Selling and administrative	30.6	26.5	92.6	82.9
Loss on sale or impairment of long-lived assets, net	4.3	65.0	4.5	73.0
Other operating credits and charges, net	1.2	(9.8)	1.2	(11.2)
Total operating costs and expenses	424.3	423.3	1,196.7	1,159.2
Income (loss) from operations	43.5	(72.7)	60.4	(114.5)
Non-operating income (expense):
Interest expense, net of capitalized interest	(10.7)	(14.2)	(36.4)	(42.6)
Investment income	4.1	16.7	11.7	24.2
Early debt extinguishment	—	—	(52.2)	—
Other non-operating items	0.4	(4.0)	(2.3)	(1.6)
Total non-operating expense	(6.2)	(1.5)	(79.2)	(20.0)
Income (loss) from continuing operations before taxes and equity in (income) losses of unconsolidated affiliates	37.3	(74.2)	(18.8)	(134.5)
Provision (benefit) for income taxes	7.9	(20.9)	(4.4)	(36.1)
Equity in (income) loss of unconsolidated affiliates	(2.0)	6.0	2.6	16.7
Income (loss) from continuing operations	31.4	(59.3)	(17.0)	(115.1)
Loss from discontinued operations before taxes	(0.2)	(10.3)	(0.5)	(14.4)
Benefit for income taxes	(0.1)	(4.0)	(0.2)	(5.6)
Loss from discontinued operations	(0.1)	(6.3)	(0.3)	(8.8)
Net income (loss)	31.3	(65.6)	(17.3)	(123.9)
Less: Net income attributed to non-controlling interest	—	—	—	0.2
Income (loss) attributed to Louisiana-Pacific Corporation	$31.3	$(65.6)	$(17.3)	$(124.1)
Income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$0.23	$(0.44)	$(0.13)	$(0.87)
Loss from discontinued operations	—	(0.05)	—	(0.07)
Net income (loss) per share	$0.23	$(0.49)	$(0.13)	$(0.94)
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$0.22	$(0.44)	$(0.13)	$(0.87)
Loss from discontinued operations	—	(0.05)	—	(0.07)
Net income (loss) per share	$0.22	$(0.49)	$(0.13)	$(0.94)

Average shares of stock outstanding - basic	137.1	134.5	136.9	132.4
Average shares of stock outstanding - diluted	142.6	134.5	136.9	132.4

Amounts attributed to LP Corporation common shareholders
Income (loss) from continuing operations, net of tax	$31.4	$(59.3)	$(17.0)	$(115.3)
Loss from discontinued operations, net of tax	(0.1)	(6.3)	(0.3)	(8.8)
	$31.3	$(65.6)	$(17.3)	$(124.1)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$31.3	$(65.6)	$(17.3)	$(123.9)
Other comprehensive income (loss)
Foreign currency translation adjustments	2.9	(15.6)	1.7	(11.3)
Unrealized gain (loss) on derivative instruments	(0.5)	(0.1)	(0.7)	0.5
Unrealized gain (loss) on marketable securities, net of reversals	0.5	(9.0)	0.7	(6.4)
Defined benefit pension plans	0.7	2.3	2.7	3.0
Other comprehensive income (loss), net of tax	3.6	(22.4)	4.4	(14.2)
Net income attributable to noncontrolling interest	—	—	—	(0.2)
Foreign currency translation adjustments attributed to non-controlling interest	—	—	—	(1.0)
Comprehensive income (loss)	$34.9	$(88.0)	$(12.9)	$(139.3)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$490.5	$340.0
Receivables, net of allowance for doubtful accounts of $1.2 million at September 30, 2012 and $1.1 million at December 31, 2011	104.6	65.1
Income tax receivable	3.6	3.5
Inventories	209.3	163.6
Prepaid expenses and other current assets	8.2	5.7
Deferred income taxes	13.3	17.0
Current portion of notes receivable from asset sales	101.4	10.0
Assets held for sale	32.5	51.9
Total current assets	963.4	656.8
Timber and timberlands	40.2	45.5
Property, plant and equipment, at cost	2,066.8	2,028.1
Accumulated depreciation	(1,314.6)	(1,245.9)
Net property, plant and equipment	752.2	782.2
Notes receivable from asset sales	432.2	523.5
Long-term investments	1.8	0.7
Restricted cash	11.9	12.9
Investments in and advances to affiliates	70.4	79.1
Intangible assets, net of amortization	0.8	1.4
Deferred debt costs	9.5	8.9
Other assets	27.0	24.9
Long-term deferred tax asset	4.0	4.0
Total assets	$2,313.4	$2,139.9
LIABILITIES AND EQUITY
Current portion of long-term debt	$7.8	$5.3
Current portion of limited recourse notes payable	97.9	7.9
Accounts payable and accrued liabilities	165.5	122.3
Current portion of contingency reserves	4.0	4.0
Total current liabilities	275.2	139.5
Long-term debt, excluding current portion	785.4	715.9
Contingency reserves, excluding current portion	16.1	17.2
Other long-term liabilities	140.7	160.4
Deferred income taxes	103.1	106.0
Stockholders’ equity:
Common stock	150.4	149.8
Additional paid-in capital	536.5	549.9
Retained earnings	664.5	681.8
Treasury stock	(256.7)	(274.4)
Accumulated comprehensive loss	(101.8)	(106.2)
Total stockholders’ equity	992.9	1,000.9
Total liabilities and stockholders’ equity	$2,313.4	$2,139.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31.3	$(65.6)	$(17.3)	$(123.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18.9	19.6	55.9	61.2
(Income) loss from unconsolidated affiliates	(2.0)	6.0	2.6	16.7
Loss on sale or impairment of long-lived assets	4.3	65.0	4.5	73.0
Other operating credits and charges, net	1.2	(9.8)	1.2	(11.2)
Realized gain on sale of long-term investments	—	(15.2)	—	(15.2)
Stock-based compensation related to stock plans	1.8	1.6	6.4	6.4
Exchange (gain) loss on remeasurement	5.7	(3.8)	4.8	(1.1)
Early debt extinguishment	—	—	52.2	—
Cash settlement of contingencies	(0.4)	(0.4)	(1.6)	(1.3)
Cash settlements of warranties, net of accruals	(3.0)	4.9	(6.9)	5.2
Pension expense, net of cash payments	2.2	(10.4)	6.3	(10.0)
Non-cash interest expense, net	0.5	3.6	1.9	7.3
Other adjustments, net	(1.8)	0.6	(0.7)	4.2
(Increase) decrease in receivables	(3.3)	2.5	(38.2)	(22.2)
(Increase) decrease in income tax receivable	0.5	9.6	(0.1)	14.3
(Increase) decrease in inventories	(5.6)	14.6	(41.6)	(6.0)
(Increase) decrease in prepaid expenses	0.6	(0.3)	(2.4)	(3.2)
Increase in accounts payable and accrued liabilities	7.2	3.6	26.6	1.3
Increase (decrease) in deferred income taxes	7.7	(21.0)	(4.8)	(29.3)
Net cash provided by (used in) operating activities	65.8	5.1	48.8	(33.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(9.3)	(5.4)	(16.1)	(13.4)
Receipt of proceeds (investments) in joint ventures	8.8	(1.5)	6.6	(4.6)
Proceeds from sales of assets	—	0.9	9.1	1.2
Proceeds from sale of investments	—	19.1	—	19.1
Decrease in restricted cash under letters of credit/credit facility	—	0.2	1.0	16.6
Net cash provided by (used in) investing activities	(0.5)	13.3	0.6	18.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	10.0	350.0	10.0
Repayment of long-term debt	(0.2)	(0.1)	(242.3)	(0.2)
Short term borrowings, net of repayments	—	(4.5)	—	—
Sale of common stock under equity plans	0.8	—	1.2	—
Redemption of non-controlling interest	—	—	—	(24.0)
Payment of debt issuance fees	—	—	(6.3)	(1.0)
Net cash provided by (used in) financing activities	0.6	5.4	102.6	(15.2)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(2.5)	2.3	(1.5)	0.9
Net increase (decrease) in cash and cash equivalents	63.4	26.1	150.5	(29.2)
Cash and cash equivalents at beginning of period	427.1	334.0	340.0	389.3
Cash and cash equivalents at end of period	$490.5	$360.1	$490.5	$360.1
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	149.8	$149.8	(12.7)	$(274.4)	$549.9	$681.8	$(106.2)	$1,000.9
Net loss	—	—	—	—	—	(17.3)	—	(17.3)
Issuance of shares for employee stock plans and stock-based compensation	—	—	0.6	17.7	(19.2)	—	—	(1.5)
Exercise of warrants	0.6	0.6	—	—	(0.6)	—	—	—
Compensation expense associated with stock awards	—	—	—	—	6.4	—	—	6.4
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Balance, September 30, 2012	150.4	$150.4	(12.1)	$(256.7)	$536.5	$664.5	$(101.8)	$992.9
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
NOTE 2 – STOCK-BASED COMPENSATION
At September 30, 2012, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $1.8 million for the quarter ended September 30, 2012 as compared to $1.6 million for the quarter ended September 30, 2011 and $6.4 million for the nine months ended September 30, 2012 and September 30, 2011.
Stock Compensation Plans
LP grants options to Purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At September 30, 2012, 3.0 million shares were available under the current stock award plans for stock-based awards.
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
The following table summarizes stock options and SSARs outstanding as of September 30, 2012, as well as activity during the nine month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2012	8,315	$12.78
SSARs granted	971	8.86
Options / SSARs exercised	(401)	5.85
Options /SSARs canceled	(51)	16.84
Options/SSARs outstanding at September 30, 2012	8,834	$12.64	6.0	$28.8
Vested and expected to vest at September 30, 2012	8,392	—	—	$27.3
Options/SSARS exercisable at September 30, 2012	6,954	$13.67	—	$21.9
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on September 30, 2012. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of September 30, 2012, there was $4.7 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.7 years. LP recorded compensation expense related to these awards in the first nine months of 2012 of $2.8 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards vest three years from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first nine months of 2012 of $2.2 million. As of September 30, 2012, there was $3.4 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.4 years.
The following table summarizes incentive share awards outstanding as of September 30, 2012 as well as activity during the nine months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2012	1,112,868
Incentive share awards granted	329,426
Incentive share awards vested	(407,909)
Incentive share awards canceled	(56,755)
Incentive shares outstanding at September 30, 2012	977,630	1.4	$12.2
Vested and expected to vest at September 30, 2012	928,749	—	$11.6
Incentive share awards exercisable at September 30, 2012	—	—	—
Restricted Stock
LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of September 30, 2012, there was $2.5 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.4 years.
The following table summarizes the restricted stock outstanding as of September 30, 2012 as well as activity during the nine months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	760,728	$5.04
Restricted stock awards granted	202,009	8.85
Restrictions lapsed	(405,750)	2.17
Restricted stock awards at September 30, 2012	556,987	$8.51
LP recorded compensation expense related to these awards in the first nine months of 2012 of $1.2 million.
Through 2010, LP annually granted to each director restricted stock or restricted stock units. As of September 30, 2012, LP had 80,356 shares (or restricted stock units) outstanding under this program.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. This award was granted pursuant to the terms of LP's 1997 Incentive Stock Award Plan. If pre-determined market-based performance goals are met, shares of LP's stock will be issued to Mr. Stevens based upon a pre-determined vesting schedule based upon the required service periods. The fair market value of this award was determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of certain performance goals. As of September 30, 2012, there was $1.2 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 3.6 years.
Phantom stock
Beginning in 2011, LP annually grants phantom stock units to its directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of September 30, 2012, LP had 75,816 shares outstanding under this program.
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
The following table summarizes assets measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$1.8	$—	$—	$1.8
Trading securities	3.0	3.0	—	—
Total	$4.8	$3.0	$—	$1.8
Dollar amounts in millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$0.7	$—	$—	$0.7
Trading securities	2.7	2.7	—	—
Total	$3.4	$2.7	$—	$0.7
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
Trading securities consist of rabbi trust financial assets which are recorded in other assets in LP’s consolidated balance sheets. The rabbi trust holds the assets on behalf of certain management employees who have elected to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs.
The following table summarizes changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended September 30, 2011 and September 30, 2012.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2010	$11.6
Sale of ARS	(15.0)
Total realized/unrealized gains included:
Investment income	11.1
Other comprehensive income	(7.2)
Balance at September 30, 2011	$0.5
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at September 30, 2011	$—

Balance at December 31, 2011	$0.7
Total realized/unrealized gains included in other comprehensive income	1.1
Balance at September 30, 2012	$1.8
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at September 30, 2012	$—
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these items.
During the third quarter of 2012, LP recognized an impairment charge of $4.4 million on an OSB mill in Quebec, Canada, based upon a change in the plan of sale of various assets held for sale to reduce their carrying value to the estimated selling price less selling costs. The valuation of these assets was determined using level two inputs under the market approach.
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
For the nine months ended September 30, 2011, in addition to the impairments noted above, LP recorded an impairment charge of $3.6 million to reduce the carrying value of assets held for sale to the estimated selling prices less selling costs. The valuation of these assets was determined using level two inputs under the market approach. Also, LP recorded an impairment charge of $4.4 million on assets no longer used.
NOTE 4 – EARNINGS PER SHARE
Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee and director stock options, stock settled stock appreciation rights, incentive shares and warrants) be excluded from the calculation of diluted earnings per share for the periods in which LP recognizes losses from continuing operations or at such time that the exercise prices of such awards are in excess of the weighted average market price of LP's common stock during these periods because the effect is anti-dilutive. Performance share awards are included in the calculation of earnings per share using the contingently issuable method. The following table sets forth the computation of basic and diluted earnings per share:

Dollar and share amounts in millions, except per share amounts	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$31.4	$(59.3)	$(17.0)	$(115.3)
Loss from discontinued operations	(0.1)	(6.3)	(0.3)	(8.8)
Net income (loss)	$31.3	$(65.6)	$(17.3)	$(124.1)
Denominator:
Basic - weighted average common shares outstanding	137.1	134.5	136.9	132.4
Dilutive effect of stock warrants	3.0	—	—	—
Dilutive effect of stock plans	2.5	—	—	—
Diluted shares outstanding	142.6	134.5	136.9	132.4
Basic earnings per share:
Income (loss) from continuing operations	$0.23	$(0.44)	$(0.13)	$(0.87)
Loss from discontinued operations	—	(0.05)	—	(0.07)
Net income (loss) per share	$0.23	$(0.49)	$(0.13)	$(0.94)
Diluted earnings per share:
Income (loss) from continuing operations	$0.22	$(0.44)	$(0.13)	$(0.87)
Loss from discontinued operations	—	(0.05)	—	(0.07)
Net income (loss) per share	$0.22	$(0.49)	$(0.13)	$(0.94)
For the quarter ended September 30, 2012, stock options and SSARs related to approximately 4.4 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation. For the nine months ended September 30, 2012, stock options, stock warrants and SSARs relating to approximately 11.1 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations. For the quarter and nine months ended September 30, 2011, stock options, stock warrants and SSARs relating to approximately 5.9 million and 7.3 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2012	December 31, 2011
Trade receivables	$93.7	$55.9
Interest receivables	3.7	1.2
Other receivables	8.4	9.1
Allowance of doubtful accounts	(1.2)	(1.1)
Total	$104.6	$65.1
Other receivables at September 30, 2012 and December 31, 2011 primarily consist of settlements, Canadian sales tax receivables, receivables from joint ventures and other items.

NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2012	December 31, 2011
Logs	$27.7	$26.5
Other raw materials	21.6	18.6
Finished products	148.0	109.6
Supplies	12.6	9.5
LIFO reserve	(0.6)	(0.6)
Total	$209.3	$163.6
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of September 30, 2012 and December 31, 2011, LP included two OSB mills and various assets at a third OSB mill, as well as various non-operating sites, in its held for sale category. During the third quarter of 2012, LP recognized an impairment charge of $4.4 million on an OSB mill in Quebec, Canada, based upon a change in the plan of sale of various assets held for sale to reduce their carrying value to the estimated selling price less selling costs. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollars in millions	September 30, 2012	December 31, 2011
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$10.0	$13.1
Buildings	15.7	22.9
Machinery and equipment	142.2	178.3
	167.9	214.3
Accumulated depreciation	(135.4)	(162.4)
Net property, plant and equipment	$32.5	$51.9
During the first quarter of 2012, LP sold two non-operating properties for cash proceeds of $8.5 million.
NOTE 8 – INCOME TAXES
Accounting standards state that companies account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amount thereof that is more likely than not to be realized. The likelihood of realizing deferred tax assets is evaluated by, among other things, estimating future taxable income only to the extent of its reversal of existing deferred tax liabilities to which the deferred tax assets may be applied and assessing the impact of tax planning strategies.
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. For the third quarter and first nine months of 2012, LP determined its tax provision using the discrete or cut-off method, which allows for the application to year-to-date results of the effective income tax rate that would actually apply to such results (rather than an estimated effective annual income tax rate which was used for the third quarter and first nine months of 2011). This approach is appropriate where a small change in a Company's estimated income could produce a large change in the estimated annual effective tax rate. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.
For the first nine months of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates, increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions and increase in LP's reserves for uncertain tax positions. For the first nine months of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions.
The income tax components and associated effective income tax rates for the nine months ended September 30, 2012 and 2011 are as follows:

	Quarter Ended September 30,
	2012		2011
Dollars in millions	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$7.9	20%	$(20.9)	26%
Discontinued operations	(0.1)	35%	(4.0)	39%
	$7.8	20%	$(24.9)	28%

	Nine Months Ended September 30,
	2012		2011
	Tax Benefit	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$(4.4)	21%	$(36.1)	24%
Discontinued operations	(0.2)	35%	(5.6)	39%
	$(4.6)	21%	$(41.7)	25%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. LP’s foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. As of September 30, 2012, the U.S. Internal Revenue Service (IRS) was in the process of auditing tax years 2007 through 2009. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2011. Canadian federal income tax returns have been audited and effectively settled through 2004, and no examinations are currently in progress. Years subsequent to 2004, with the exception of 2006 and 2007, remain subject to examination. Quebec provincial audits have been effectively settled through 2007, and an audit of years 2008 through 2010 is currently in progress. As of September 30, 2012, the Chilean Tax Office was in process of auditing tax years 2008 through 2010.
In connection with the IRS audit of tax years 2007 through 2009 described above, the IRS has proposed an assessment based upon the disallowance of certain accelerated depreciation positions taken by LP. LP disagrees with the assessment and, based on its views of the merits of its positions, believes that no accrual is required at this time. However, if the IRS were to fully prevail on the matter, LP would be required to make a cash payment of $17.5 million plus interest, and would recover a comparable amount of the tax benefit in future years through additional depreciation deductions.
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
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	September 30, 2012	December 31, 2011
Debentures:
Senior secured notes, maturing 2017	$—	$189.6
Senior notes, maturing 2020	350.0	—
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	42.2	40.5
Brazilian export financing facility, maturing 2017	10.0	10.0
Limited recourse notes payable:
Senior notes, payable 2012	7.9	7.9
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.3	0.4
Total	891.1	729.1
Less: current portion	(105.7)	(13.2)
Net long-term portion	$785.4	$715.9
LP issued $47.9 million ($7.9 million outstanding as of September 30, 2012) of senior notes in 1997 in a private placement to institutional investors. At September 30, 2012, the remaining notes were secured by $9.9 million in secured notes receivable from Sierra Pacific Industries. Both the notes payable and the notes receivable were paid in full at maturity subsequent to September 30, 2012.
LP issued $348.6 million ($112.0 million remaining outstanding as of September 30, 2012) of senior notes in 1998 in a private placement to institutional investors. The remaining notes mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The remaining notes are secured by $113.7 million of secured notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.
LP issued $368.7 million of senior notes in 2003 in a private placement to unrelated third parties. The senior notes mature in 2018 and are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410.0 million in notes receivable from asset sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the senior debt and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable.
In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is secured by substantially all of the property owned by LP Chile SA. The loan will be repaid in 16 equal semi-annual payments beginning in June 2012 and ending December 2019. As of September 30, 2012, $2.7 million in principal payments have been made on this loan. Any additional increases or decreases in the loan balance shown are related to changes in the underlying foreign currency exchange rates or required inflation adjustments.

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
LP estimates the Senior Notes maturing in 2020 to have a fair value of $389.8 million at September 30, 2012 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011.
NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the third quarter and nine months ended September 30, 2012 and September 30, 2011 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2012	2011	2012	2011
Severance	$(0.2)	$(0.4)	$(0.7)	$(0.4)
Construction related legal reserve	—	(0.5)	0.5	(0.5)
Addition to environmental reserves	—	—	—	(0.9)
Addition to warranty reserves	(1.0)	—	(1.0)	—
Reduction to product related contingency reserves	—	10.7	—	10.7
Timber related reserves	—	—	—	1.5
Settlement of legal claim	—	—	—	0.8
	$(1.2)	$9.8	$(1.2)	$11.2
During the third quarter of 2012, LP recorded a loss of $1.0 million related to an increase in product related warranty reserves associated with Canexel products sold in Europe in prior years.
LP recorded losses of $0.2 million and $0.7 million during the third quarter and first nine months of 2012 associated with severance related to an indefinitely curtailed OSB mill in British Columbia.
During the third quarter and first nine months of 2011 LP recorded a loss of $0.4 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada as well as a reversal of a $0.5 million loss associated with an assessment in connection with one of its indefinitely curtailed OSB mills.
During the third quarter of 2011, LP recorded a gain of $10.7 million related to a reduction in product related contingency reserves associated with the National hardboard class action settlement.
During the first nine months of 2011, LP recorded a gain of $1.5 million related to reductions in reforestation liabilities associated with LP's Canadian timber obligations, and an increase of $0.9 million in environmental reserves associated with a facility currently held for sale and a gain of $0.8 million related to an action against a previous claims inspector associated with LP’s hardboard class action for various states.

NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2012 and 2011, LP sold $2.6 million and $1.5 million of products to AbitibiBowater-LP and purchased $11.3 million and $9.6 million of I-joist from AbitibiBowater-LP. LP also purchased $42.6 million and $19.3 million of OSB from Canfor-LP during the quarters ended September 30, 2012 and 2011. For the nine month period ended September 30, 2012 and 2011, LP sold $6.3 million and $4.4 million of products to AbitibiBowater-LP and purchased $29.7 million and $26.4 million of I-joist from AbitibiBowater-LP. LP also purchased $101.9 million and $65.8 million of OSB from Canfor-LP during the nine month period ended September 30, 2012 and 2011.
Included in LP’s Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 are $3.3 million and $0.5 million in accounts receivable from these affiliates and $7.7 million and $2.3 million in accounts payable to these affiliates.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2012	2011	2012	2011
Net sales:
OSB	$226.6	$138.8	$571.0	$411.4
Siding	134.1	112.0	384.2	336.6
Engineered Wood Products	61.5	54.9	161.8	156.9
South America	42.0	36.3	127.1	111.1
Other	9.1	9.5	29.9	30.4
Intersegment sales	(5.5)	(0.9)	(16.9)	(1.7)
	$467.8	$350.6	$1,257.1	$1,044.7
Operating profit (loss):
OSB	$49.3	$(16.0)	$66.0	$(48.0)
Siding	20.3	11.8	56.4	35.9
Engineered Wood Products	(3.0)	(3.2)	(9.3)	(11.9)
South America	4.5	2.3	11.2	10.1
Other	(2.0)	(3.2)	(4.5)	(5.9)
Other operating credits and charges, net	(1.2)	9.8	(1.2)	11.2
Loss on sale or impairment of long-lived assets	(4.3)	(65.0)	(4.5)	(73.0)
General corporate and other expenses, net	(18.1)	(15.2)	(56.3)	(49.6)
Foreign currency gains (losses)	0.4	(4.0)	(2.3)	(1.6)
Early extinguishment of debt	—	—	(52.2)	—
Investment income	4.1	16.7	11.7	24.2
Interest expense, net of capitalized interest	(10.7)	(14.2)	(36.4)	(42.6)
Income (loss) from continuing operations before taxes	39.3	(80.2)	(21.4)	(151.2)
Provision (benefit) for income taxes	7.9	(20.9)	(4.4)	(36.1)
Income (loss) from continuing operations	$31.4	$(59.3)	$(17.0)	$(115.1)
NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2012, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. As of September 30, 2012, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required. See discussion in Note 3 Fair Value Measurements for impairment charges recorded in the periods presented.
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
NOTE 15 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	September 30, 2012	December 31, 2011
Environmental reserves	$14.3	$15.0
Hardboard siding reserves	5.8	6.2
Total contingency reserves	20.1	21.2
Current portion of contingency reserves	(4.0)	(4.0)
Long-term portion of contingency reserves	$16.1	$17.2
Hardboard Siding Reserves
LP has established reserves relating to certain liabilities associated with a settlement agreement resulting from a nationwide class action lawsuit involving hardboard siding manufactured or sold by corporations acquired by LP in 1999 and installed prior to May 15, 2000 which was approved by the applicable courts in 2000. This settlement is discussed in greater detail in the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011. LP believes that the reserve balance for this settlement at September 30, 2012 will be adequate to cover future payments to claimants and related administrative costs.
The activity in the portion of LP's loss contingency reserves relating to hardboard siding contingencies for the first nine months of 2012 and 2011 are summarized in the following table.

Dollar amounts in millions	September 30, 2012	September 30, 2011
Beginning balance, December 31,	$6.2	$17.8
Reversal of reserves	—	(10.7)
Payments made for claims	(0.3)	(0.4)
Payments made for administrative costs	(0.1)	(0.3)
Ending balance	$5.8	$6.4
LP believes that the reserve balance at September 30, 2012 will be adequate to cover future payments to claimants and related administrative costs.
During the third quarter of 2011, LP decreased its reserves in connection with this settlement due to reductions in claims activity.
NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended September 30, 2012 and 2011. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2012	2011	2012	2011
Service cost	$0.9	$0.8	$2.7	$2.4
Interest cost	3.7	4.0	11.0	12.0
Expected return on plan assets	(4.3)	(4.5)	(12.7)	(13.5)
Amortization of prior service cost	0.1	0.1	0.2	0.3
Amortization of net loss	1.7	1.1	5.0	3.3
Net periodic pension cost	$2.1	$1.5	$6.2	$4.5
During the nine months ended September 30, 2012 and 2011, LP recognized $6.2 million and $4.5 million of pension expense for all of LP’s defined benefit pension plans.
During the nine months ended September 30, 2012, LP made $1.7 million in pension contributions for LP’s Canadian defined benefit plans. LP presently anticipates making approximately $0.5 million in additional pension contributions for the plans during the remainder of 2012. During the nine months ended September 30, 2011, LP made $11.0 million in pension contributions for LP’s defined benefit plans.

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
Additionally, LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first nine months of 2012 and 2011 are summarized in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2012	2011	2012	2011
Beginning balance	$26.5	$30.6	$30.3	$29.5
Accrued to expense	1.4	9.8	1.9	14.7
Payments made	(4.5)	(5.2)	(8.8)	(9.0)
Total warranty reserves	23.4	35.2	23.4	35.2
Current portion of warranty reserves	(12.0)	(12.0)	(12.0)	(12.0)
Long-term portion of warranty reserves	$11.4	$23.2	$11.4	$23.2
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.
During the third quarter of 2012, LP recorded a loss of $1.0 million related to an increase in product related warranty reserves associated with Canexel products sold in Europe in prior years.
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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality for the third quarter of 2012. The U.S. Department of Census reported that actual single and multi-family housing starts were 28% higher than for the third quarter of 2011 and 27% higher for the first nine months of 2012 than for the first nine months of 2011. While building activity has improved, it is unlikely to return to “normal” levels until pending foreclosure activity subsides, employment grows, access to credit for home buyers improves and housing prices stabilize further.

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 70% higher for the third quarter of 2012 than for the same period in 2011 and 35% higher for the first nine months than for the same period in 2011.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2011 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the third quarter of 2012, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2012, we excluded from our estimates approximately $1.8 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2012, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended September 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$226.6	$134.1	$61.5	$42.0	$9.1	$(5.5)	$467.8
Depreciation and amortization	8.2	3.9	3.1	3.3	0.1	0.3	18.9
Cost of sales and selling and administrative	172.4	109.9	61.2	34.2	9.9	12.3	399.9
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.3	4.3
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Total operating costs	180.6	113.8	64.3	37.5	10.0	18.1	424.3
Income (loss) from operations	46.0	20.3	(2.8)	4.5	(0.9)	(23.6)	43.5
Total non-operating expense	—	—	—	—	—	(6.2)	(6.2)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	46.0	20.3	(2.8)	4.5	(0.9)	(29.8)	37.3
Provision for income taxes	—	—	—	—	—	7.9	7.9
Equity in (income) loss of unconsolidated affiliates	(3.3)	—	0.2	—	1.1	—	(2.0)
Income (loss) from continuing operations	$49.3	$20.3	$(3.0)	$4.5	$(2.0)	$(37.7)	$31.4
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$49.3	$20.3	$(3.0)	$4.5	$(2.0)	$(37.7)	$31.4
Provision for income taxes	—	—	—	—	—	7.9	7.9
Interest expense, net of capitalized interest	—	—	—	—	—	10.7	10.7
Depreciation and amortization	8.2	3.9	3.1	3.3	0.1	0.3	18.9
EBITDA from continuing operations	57.5	24.2	0.1	7.8	(1.9)	(18.8)	68.9
Stock based compensation expense	0.2	0.1	0.1	—	—	1.4	1.8
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.3	4.3
Investment income	—	—	—	—	—	(4.1)	(4.1)
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Depreciation included in equity in (income) loss of unconsolidated affiliates	2.1	—	0.1	—	0.9	—	3.1
Adjusted EBITDA from continuing operations	$59.8	$24.3	$0.3	$7.8	$(1.0)	$(16.0)	$75.2

Three Months Ended September 30, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$138.8	$112.0	$54.9	$36.3	$9.5	$(0.9)	$350.6
Depreciation and amortization	9.1	3.9	2.9	3.0	0.1	0.6	19.6
Cost of sales and selling and administrative	141.7	96.3	55.5	31.0	10.3	13.7	348.5
Loss on sale or impairment of long lived assets	—	—	—	—	—	65.0	65.0
Other operating credits and charges, net	—	—	—	—	—	(9.8)	(9.8)
Total operating costs	150.8	100.2	58.4	34.0	10.4	69.5	423.3
Income (loss) from operations	(12.0)	11.8	(3.5)	2.3	(0.9)	(70.4)	(72.7)
Total non-operating expense	—	—	—	—	—	(1.5)	(1.5)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(12.0)	11.8	(3.5)	2.3	(0.9)	(71.9)	(74.2)
Benefit for income taxes	—	—	—	—	—	(20.9)	(20.9)
Equity in (income) loss of unconsolidated affiliates	4.0	—	(0.3)	—	2.3	—	6.0
Income (loss) from continuing operations	$(16.0)	$11.8	$(3.2)	$2.3	$(3.2)	$(51.0)	$(59.3)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(16.0)	$11.8	$(3.2)	$2.3	$(3.2)	$(51.0)	$(59.3)
Benefit for income taxes	—	—	—	—	—	(20.9)	(20.9)
Interest expense, net of capitalized interest	—	—	—	—	—	14.2	14.2
Depreciation and amortization	9.1	3.9	2.9	3.0	0.1	0.6	19.6
EBITDA from continuing operations	(6.9)	15.7	(0.3)	5.3	(3.1)	(57.1)	(46.4)
Stock based compensation expense	0.2	0.1	0.1	—	—	1.1	1.5
Loss on sale or impairment of long lived assets	—	—	—	—	—	65.0	65.0
Investment income	—	—	—	—	—	(16.7)	(16.7)
Other operating credits and charges, net	—	—	—	—	—	(9.8)	(9.8)
Depreciation included in equity in (income) loss of unconsolidated affiliates	2.1	—	0.1	—	1.1	$—	3.3
Adjusted EBITDA from continuing operations	$(4.6)	$15.8	$(0.1)	$5.3	$(2.0)	$(17.5)	$(3.1)

Nine Months Ended September 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$571.0	$384.2	$161.8	$127.1	$29.9	$(16.9)	$1,257.1
Depreciation and amortization	25.2	12.0	8.3	8.9	0.5	1.0	55.9
Cost of sales and selling and administrative	481.0	315.8	162.6	107.0	30.3	38.4	1,135.1
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.5	4.5
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Total operating costs	506.2	327.8	170.9	115.9	30.8	45.1	1,196.7
Income (loss) from operations	64.8	56.4	(9.1)	11.2	(0.9)	(62.0)	60.4
Total non-operating income (expense)	—	—	—	—	—	(79.2)	(79.2)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	64.8	56.4	(9.1)	11.2	(0.9)	(141.2)	(18.8)
Benefit for income taxes	—	—	—	—	—	(4.4)	(4.4)
Equity in (income) loss of unconsolidated affiliates	(1.2)	—	0.2	—	3.6	—	2.6
Income (loss) from continuing operations	$66.0	$56.4	$(9.3)	$11.2	$(4.5)	$(136.8)	$(17.0)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$66.0	$56.4	$(9.3)	$11.2	$(4.5)	$(136.8)	$(17.0)
Benefit for income taxes	—	—	—	—	—	(4.4)	(4.4)
Interest expense, net of capitalized interest	—	—	—	—	—	36.4	36.4
Depreciation and amortization	25.2	12.0	8.3	8.9	0.5	1.0	55.9
EBITDA from continuing operations	91.2	68.4	(1.0)	20.1	(4.0)	(103.8)	70.9
Stock based compensation expense	0.7	0.4	0.4	—	—	4.9	6.4
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.5	4.5
Investment income	—	—	—	—	—	(11.7)	(11.7)
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Early debt extinguishment	—	—	—	—	—	52.2	52.2
Depreciation included in equity in (income) loss of unconsolidated affiliates	6.1	—	0.4	—	2.8	—	9.3
Adjusted EBITDA from continuing operations	$98.0	$68.8	$(0.2)	$20.1	$(1.2)	$(52.7)	$132.8

Nine Months Ended September 30, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$411.4	$336.6	$156.9	$111.1	$30.4	$(1.7)	$1,044.7
Depreciation and amortization	27.8	12.2	10.2	8.9	0.6	1.5	61.2
Cost of sales and selling and administrative	420.3	288.5	158.6	92.1	30.3	46.4	1,036.2
Loss on sale or impairment of long lived assets	—	—	—	—	—	73.0	73.0
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Total operating costs	448.1	300.7	168.8	101.0	30.9	109.7	1,159.2
Income (loss) from operations	(36.7)	35.9	(11.9)	10.1	(0.5)	(111.4)	(114.5)
Total non-operating expense	—	—	—	—	—	(20.0)	(20.0)
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	(36.7)	35.9	(11.9)	10.1	(0.5)	(131.4)	(134.5)
Benefit for income taxes	—	—	—	—	—	(36.1)	(36.1)
Equity in loss of unconsolidated affiliates	11.3	—	—	—	5.4	—	16.7
Income (loss) from continuing operations	$(48.0)	$35.9	$(11.9)	$10.1	$(5.9)	$(95.3)	$(115.1)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(48.0)	$35.9	$(11.9)	$10.1	$(5.9)	$(95.3)	$(115.1)
Benefit for income taxes	—	—	—	—	—	(36.1)	(36.1)
Interest expense, net of capitalized interest	—	—	—	—	—	42.6	42.6
Depreciation and amortization	27.8	12.2	10.2	8.9	0.6	1.5	61.2
EBITDA from continuing operations	(20.2)	48.1	(1.7)	19.0	(5.3)	(87.3)	(47.4)
Stock based compensation expense	0.6	0.4	0.3	—	—	5.1	6.4
Loss on sale or impairment of long lived assets	—	—	—	—	—	73.0	73.0
Investment income	—	—	—	—	—	(24.2)	(24.2)
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Depreciation included in equity in loss of unconsolidated affiliates	6.2	—	0.4	—	3.5	—	10.1
Adjusted EBITDA from continuing operations	$(13.4)	$48.5	$(1.0)	$19.0	$(1.8)	$(44.6)	$6.7

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income attributable to LP for the third quarter of 2012 was $31.3 million, or $0.22 per diluted share, on sales of $467.8 million, compared to a net loss attributable to LP for the third quarter of 2011 of $65.6 million, or $0.49 per diluted share, on sales of $350.6 million. For the third quarter of 2012, income from continuing operations attributed to LP was $31.4 million, or $0.22 per diluted share, compared to a loss of $59.3 million, or $0.44 per diluted share, for the third quarter of 2011.
Our net loss attributable to LP for the first nine months of 2012 was $17.3 million, or $0.13 per diluted share, on sales of $1.3 billion, compared to a net loss attributable to LP for the first nine months quarter of 2011 of $124.1 million, or $0.94 per diluted share, on sales of $1.0 billion. For the first nine months of 2012, loss from continuing operations was $17.0 million, or $0.13 per diluted share, compared to loss from continuing operations of $115.3 million, or $0.87 per diluted share, for the first nine months of 2011.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating losses, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Net sales	$226.6	$138.8	63%	$571.0	$411.4	39%
Operating income (loss)	49.3	(16.0)	408%	66.0	(48.0)	238%
Adjusted EBITDA from continuing operations	59.8	(4.6)	1,400%	98.0	(13.4)	831%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2012 compared to the quarter and nine months ended September 30, 2011 are as follows:

	Quarter Ended September 30, 2012 versus 2011		Nine Months Ended September 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	50%	11%	27%	10%
For both the quarter and nine months ended September 30, 2012, OSB prices increased as compared to the corresponding periods in 2011. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $71 million for the quarter and $112 million for the nine month period ended September 30, 2012 as compared to the corresponding period in 2011. Sales volumes increased due to higher housing starts as well as our continued move into industrial applications and increased our exports.
Compared to the third quarter and first nine months of 2011, the primary factor for increased operating income was higher commodity OSB sales prices.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Net sales	$134.1	$112.0	20%	$384.2	$336.6	14%
Operating profits	20.3	11.8	72%	56.4	35.9	57%
Adjusted EBITDA from continuing operations	24.3	15.8	54%	68.8	48.5	42%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
SmartSide Siding	$105.0	$90.8	16%	$307.3	$264.9	16%
Commodity OSB	12.7	9.2	38%	31.6	23.2	36%
Canexel siding	16.4	12.0	37%	45.3	48.5	(7)%
Total	$134.1	$112.0	20%	$384.2	$336.6	14%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2012 compared to the quarter and nine months ended September 30, 2011 are as follows:

	Quarter Ended September 30, 2012 versus 2011		Nine Months Ended September 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	15%	2%	14%
Commodity OSB	56%	(12)%	27%	(1)%
Canexel siding	2%	26%	(1)%	(7)%
For both the third quarter and first nine months ended September 30, 2012, compared to the corresponding period in 2011, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide siding product line for the third quarter and first nine months ended September 30, 2012 as compared to the corresponding periods in 2011 increased due primarily to changes in product mix as well as a price increase implemented at the beginning of the second quarter of 2012.
For the third quarter ended September 30, 2012 compared to the same period in 2011, sales volumes in our Canexel siding lines increased due to our distributors refilling their inventories. For the nine months ended September 30, 2012, compared to the same period in 2011, sales volumes in our Canexel siding line decreased due to our distributors balancing supply and demand and lower shipments to Europe. Sales prices increased slightly in the third quarter and decreased slightly in the first nine months of 2012 as compared to the corresponding period in 2011 due to the impact of the Canadian dollar as a majority of these sales are made in Canada.
For both the third quarter and first nine months of 2012 as compared to the same periods in the prior year, sales prices increased for our commodity OSB products as discussed in the OSB segment above. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $4 million for the quarter and $6 million for the nine month period ended September 30, 2012 as compared to the corresponding periods of 2011.
Overall, the change in operating results for our siding segment for the quarter and nine month period ended September 30, 2012, compared to the same period in 2011, was primarily due to higher sales prices and volumes in our SmartSide product line as well as increased OSB pricing.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Net sales	$61.5	$54.9	12%	$161.8	$156.9	3%
Operating losses	(3.0)	(3.2)	6%	(9.3)	(11.9)	22%
Adjusted EBITDA from continuing operations	0.3	(0.1)	400%	(0.2)	(1.0)	80%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
LVL/LSL	$29.0	$28.5	2%	$79.5	80.7	(1)%
I-Joist	21.0	17.3	21%	53.5	47.0	14%
Related products	11.5	9.1	26%	28.8	29.2	(1)%
Total	$61.5	$54.9	12%	$161.8	$156.9	3%
Percent changes in average sales prices and unit shipments for the quarter and nine month period ended

September 30, 2012 compared to the quarter and nine month period ended September 30, 2011 are as follows:

	Quarter Ended September 30, 2012 versus 2011		Nine Months Ended September 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	—%	1%	(1)%	1%
I-Joist	(1)%	20%	(1)%	14%
For both the quarter and nine month period ended September 30, 2012, sales volumes of LVL/LSL were about flat with the prior year with increases in I-joist. Sales prices for LVL/LSL and I-Joists for the quarter and nine month period ended September 30, 2012 changed due to mix in both product lines with individual product pricing remaining relatively flat. Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the third quarter ended September 30, 2012, compared to the same period in 2011, the results of operations for EWP were about flat. For the nine month period ended September 30, 2012 as compared to the same period in the prior year, the results of operations for EWP improved due to reduced depreciation at our LSL facility because of a facility impairment recorded in the third quarter of 2011, as well as higher sales volumes of I-joist and several discrete adjustments made in the first quarter.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America. We operate in two countries, Chile and Brazil.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Net sales	$42.0	$36.3	16%	$127.1	$111.1	14%
Operating profits	4.5	2.3	96%	11.2	10.1	11%
Adjusted EBITDA from continuing operations	7.8	5.3	47%	20.1	19.0	6%
Sales in this segment by production location were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Chile	$26.4	$21.6	22%	$86.0	$68.0	26%
Brazil	15.6	14.7	6%	41.1	43.1	(5)%
Total	$42.0	$36.3	16%	$127.1	$111.1	14%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2012 compared to the quarter and nine month period ended September 30, 2011 are as follows:

	Quarter Ended September 30, 2012 versus 2011		Nine Months Ended September 30, 2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	1%	18%	5%	21%
Brazil	(10)%	15%	(7)%	(2)%
For the third quarter and first nine months ended September 30, 2012, compared to the same period in 2011, sales in Chile were higher due to continued demand associated with Chilean housing rebuilding efforts as well as continued penetration in local markets. For the quarter and nine month period of 2012 as compared to the same period in 2011, sales in Brazil were higher due to improvements in the export markets and continued penetration in the local Brazil market. During the third quarter and nine months ended September 30, 2012, the increase in sales in Chile was supported by increased imports from LP's North American and Brazilian operations (primarily in the second quarter of 2012). These imports generally produce a lower margin due to freight costs and therefore have little impact on operating results. Sales price changes in the third quarter and the first nine months of 2012 as compared to the corresponding periods in 2011 are due to the impact of the fluctuations in the Chilean peso and Brazil real to the U.S. dollar as a majority of these sales are in local markets.
OTHER PRODUCTS
Our other products segment includes our moulding business and our joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Net sales	$9.1	$9.5	(4)%	$29.9	$30.4	(2)%
Operating losses	(2.0)	(3.2)	38%	(4.5)	(5.9)	24%
Adjusted EBITDA from continuing operations	(1.0)	(2.0)	50%	(1.2)	(1.8)	(33)%
Sales in this segment by operation are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Moulding	$5.6	$6.4	(13)%	$19.8	$21.3	(7)%
Other	3.5	3.1	13%	10.1	9.1	11%
Total	$9.1	$9.5	(4)%	$29.9	$30.4	(2)%
For the third quarter and first nine months ended September 30, 2012, compared to the same period in 2011, sales in our moulding business were lower due to declines in demand in retail markets.
Overall, operating results associated with these activities were improved for the third quarter and nine month period ended September 30, 2012 as compared to the same periods in 2011.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the third quarter and nine months ended September 30, 2012, compared to the same period in 2011, general corporate expenses increased 19 percent and 14 percent and overall selling and administrative expenses increased by 15 percent and 12 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative costs is primarily related to higher accruals in the management incentive program between periods.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2012	2011	2012	2011
Investment income	$3.3	$3.1	$9.8	$10.0
Realized gains from the sale of investments	—	15.2	—	15.2
SERP market adjustments	0.8	(1.6)	1.9	(1.0)
Investment income	4.1	16.7	11.7	24.2

Interest expense	(10.4)	(13.5)	(35.2)	(40.4)
Amortization of debt charges	(0.3)	(0.7)	(1.2)	(2.2)
Interest expense, net of capitalized interest	(10.7)	(14.2)	(36.4)	(42.6)

Early debt extinguishment	—	—	(52.2)	—
Foreign currency gains (losses)	0.4	(4.0)	(2.3)	(1.6)

Total non-operating income (expense)	$(6.2)	$(1.5)	$(79.2)	$(20.0)
INCOME TAXES
For the third quarter and first nine months of 2012, we recorded an income tax provision on continuing operations of 20% and 21% as compared to an income tax benefit of 26% and 24% in the comparable periods of 2011. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first nine months of 2012 relates to the effect of foreign tax rates, increases in valuation allowances associated with net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions. For the third quarter and first nine months of 2011, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate relates to state income taxes, the effect of foreign tax rates and increases in valuation allowances associated with net operating loss carryforwards in various jurisdictions.
As discussed in Note 8 to the Notes to the financial statements contained herein, in connection with the US Internal Revenue Service (IRS) audit of tax years 2007 through 2009, the IRS has proposed an assessment based upon the disallowance of certain accelerated depreciation positions taken by LP. LP disagrees with the potential assessment and, based on its views of the merits of its positions, believes that no accrual is required at this time. However, if the IRS were to fully prevail on the matter, LP would be required to make a cash payment of $17.5 million plus interest, and would recover a comparable amount of the tax benefit in future years through additional depreciation deductions.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information on our plans. We estimate that our net periodic pension cost for 2012 will be approximately $8.3 million. If a curtailment or settlement occurs in 2012, this estimate may change significantly. We estimate that we will contribute approximately $1 to $2 million to our defined benefit pension plans in 2012. Additionally, we estimate that we will incur a charge of approximately $2 to $3 million in the fourth quarter of 2012 related to a curtailment of a retirement plan associated with LP's former CEO's retirement in the second quarter of 2012.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12 to the Notes to the financial statements contained therein.

HARDBOARD TRIM LITIGATION
We were named in four putative class action lawsuits filed against us in United States District Courts during the first quarter of 2012 related to nontreated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant: Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class); Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class) and Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) (filed March 5, 2012, as a state-wide putative class). The Prevett v. Louisiana Pacific lawsuit was voluntarily dismissed by the plaintiffs on May 31, 2012. This lawsuit was replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putiative class). A fifth lawsuit, Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich) (filed May 3, 2012) was filed as a statewide putative class action in the second quarter of 2012. These lawsuits follow two state-wide putative class action lawsuits previously filed against us in United States District Courts: Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.); and Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.). The Ellis case was dismissed by the District Court, which dismissal has been appealed by the plaintiffs to the United States Court of Appeals for the Fourth Circuit, and the Hart case has been certified by the District Court as a class action.
Plaintiffs moved to combine pretrial matters through a MultiDistict Litigation (MDL) motion, filed as In Re: Louisiana-Pacific Corporation Trimboard Siding Marketing, Sales Practice and Products Liability Litigation MDL No. 2366 (U.S. Judicial Panel on Multidistrict Litigation) seeking to transfer all cases to the Eastern District of North Carolina. Louisiana-Pacific objected to the MDL motion and on June 11, 2012, the MDL Panel denied plaintiffs Motion to Transfer. Subsequently, the Holbrook case was dismissed by the District Court on August 29, 2012 and has been appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit.
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
OPERATING ACTIVITIES
During the first nine months of 2012, we provided $48.8 million of cash in operating activities compared to cash used of $33.8 million during the first nine months of 2011. The increase in cash provided by operating activities in the first nine months of 2012 was primarily related to improved operating results offset by higher working capital requirements.
During the first nine months of 2012, our accounts receivable balance increased due to higher sales volume across all product lines as well as higher OSB pricing. No substantial change occurred in credit terms or number of days outstanding. Inventory increased based on expected future sales levels. Income tax receivable and deferred taxes decreased due to improved operating results.
INVESTING ACTIVITIES
During the first nine months of 2012, cash provided from investing activities was approximately $0.6 million. Capital expenditures in the first nine months of 2012 were $16.1 million. Additionally, we received $6.6 million from our joint ventures and received $9.1 million in the sale of assets. Included in “Accounts payable” is $2.7 million related to capital expenditures that had not yet been paid as of September 30, 2012.
During the first nine months of 2011, cash provided from investing activities was approximately $18.9 million. Capital expenditures in the first nine months of 2011 were $13.4 million. Additionally, we contributed $4.6 million to our joint ventures for working capital requirements. We received $19.1 million of proceeds from the sale of investments. We also reduced our restricted cash under letters of credit or credit facility requirements by $16.6 million. Included in “Accounts payable” was $0.4 million related to capital expenditures that had not yet been paid as of September 30, 2011.
Capital expenditures in 2012 are expected not to exceed $35 million related to projects critical for continuing operations.
FINANCING ACTIVITIES
During the first nine months of 2012 we provided $102.6 million from financing activities. During the second quarter of 2012, we issued $350.0 million of 7.5% Senior Notes due 2020, and used approximately $248.6 million of the proceeds of this issuance to fully retire our Senior Secured Notes due in 2017 and pay related transaction costs and expenses. We also received $1.2 million from the sale of common stock under equity plans.
During the first nine months of 2011, we redeemed the non-controlling interest associated with the 25% ownership of our Brazilian OSB operation held by a third party for $24.0 million. In connection with this redemption, we borrowed $4.5 million under a short term Chilean working capital loan in the second quarter of 2011 which was repaid in the third quarter of 2011 from a portion of the proceeds of a $10.0 million loan under a Brazilian export financing facility established as part of the redemption. As part of our on-going cost reduction activities we renegotiated our Chilean loan which required us to pay a financing fee of $1.0 million allowing us to release our restricted cash associated with letters of credit supporting Chilean borrowings and lower the interest rate on this loan.
CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in October 2016.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At September 30, 2012, we had $100 million of borrowing base capacity under the facility and no borrowings outstanding under the facility. Under this facility at September 30, 2012, were $9.1 million in letters of credit which were collateralized by $10.0 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit.
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
OTHER LIQUIDITY MATTERS
As of September 30, 2012, we had $1.8 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2012, the undiscounted cash flows for the facilities indefinitely curtailed support the conclusion that no impairment is necessary for those facilities. As of September 30, 2012, the fair value of facilities that have not been indefinitely curtailed substantially was substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities. However, should the markets for our products continue to remain at levels significantly below cycle average pricing or should we decide to invest capital in alternative projects, it is possible that we will be required to record further impairment charges.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at September 30, 2012, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2012, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and nine months ended September 30, 2012 and 2011.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Oriented strand board, million square feet 3/8" basis(1)	903	804	2,625	2,375
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	51	53	146	140
Wood-based siding, million square feet 3/8" basis	229	192	704	613
Engineered I-Joist, million lineal feet(1)	18	15	50	43
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,752	1,640	5,163	4,995

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2008	$155	$161	$172
2009	$145	$161	$163
2010	$214	$210	$220
2011 1st Qtr. Avg .	$182	$195	$198
2011 2nd Qtr. Avg .	$149	$162	$173
2011 3rd Qtr. Avg.	$137	$164	$184
2012 1st Qtr. Avg .	$201	$205	$203
2012 2nd Qtr. Avg .	$232	$224	$235
2012 3rd Qtr. Avg.	$310	$294	$313

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

LOUISIANA-PACIFIC CORPORATION

Date:	November 6, 2012	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	November 6, 2012	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)