Form 10-K
period 2012-12-31
LOUISIANA-PACIFIC CORP
filed 2013-02-28
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2012	1-7107
 _____________________________
Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,446,786,000
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,293,137 shares of Common Stock, $1 par value, outstanding as of February 28, 2013.
Documents Incorporated by Reference
Definitive Proxy Statement for 2013 Annual Meeting: Part III
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

General
Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2012, we had approximately 3,900 employees. We currently own 21 modern, strategically located facilities in the U.S. and Canada, two facilities in Chile and one facility in Brazil. We also operate three facilities through joint ventures, for which we are the exclusive provider of product distribution for North America and participate in a joint venture operation that produces cellulose insulation in multiple facilities. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

Business Segments
We operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. In general, our businesses are affected by the level of housing starts; the level of home repairs; the availability and cost of financing; changes in industry capacity; changes in the prices we pay for raw materials and energy; changes in foreign exchange rates (primarily the Canadian dollar, Chilean Peso and Brazilian Real); and other operating costs.

OSB
Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. Land use regulations, endangered species and environmental concerns have resulted in reduced supplies and higher costs for domestic timber, causing many plywood mills to close or divert their production to other uses. OSB has replaced most of the volume lost from these mills. It is estimated for 2012 that OSB accounted for approximately 58% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2012 housing starts) was 27.9 billion square feet with the OSB market comprising an estimated 16.3 billion square feet of this market. Based upon our production in 2012 of 3.7 billion square feet (including our joint venture OSB mill with Canfor Corporation and OSB produced in our siding segment), we estimate that we account for 22% of the North American OSB market and 13% of the overall North American structural panel market. We believe we have the largest installed capacity and are one of the most efficient producers of OSB in North America.

Siding

Our siding offerings fall into two categories: SmartSide® siding products and related accessories; and CanExel siding and accessory products. Our SmartSide® products consist of a full line of wood-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs. Our CanExel siding and accessory product offerings include a number of pre-finished lap and trim products in a variety of patterns and textures.

Additionally, minor amounts of commodity OSB are produced and sold in this segment.

Engineered Wood Products

Our Engineered Wood Products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist produced by our joint venture with Resolute Forest Products (formerly AbitibiBowater) and LVL sold under a contract manufacturing arrangement. We believe that in North America we are one of the top three producers (including our joint venture production) of I-Joists, LVL and LSL. A plywood mill associated with our LVL operations in British Columbia is also included in this segment.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2012, our top ten customers accounted for approximately 46% of our sales. Because a significant portion of our sales are from OSB, a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

We purchase approximately 75% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (25%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

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

During 2012, the U.S. Environmental Protection Agency (EPA) finalized the Clean Air Act pollution standards. We estimate that we will be required to make capital expenditures in the range of $3 million to $13 million over the next six years to comply with such standards.

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
Product Information Summary
For Years Ended December 31
(Dollar amounts in millions, except per unit)

	2012	2011	2010
PRODUCTION VOLUMES(1)
OSB,3/8” basis, million square feet(2)	3,660	3,311	3,207
South America OSB, million cubic meters	458	379	382
Wood-based siding,3/8” basis, million square feet	923	774	756
Engineered I-joists, million lineal feet	63	56	66
Laminated veneer lumber and laminated strand lumber, thousand cubic feet	6,633	6,339	5,859
COMMODITY PRODUCT PRICE TRENDS(3)
OSB, MSF, 7/16” span rating (North Central price)	$271	$186	$220
OSB, MSF, 7/16” span rating (Western Canada price)	$269	$154	$214
OSB, MSF, 7/16” span rating (Southwest price)	$260	$172	$210
% LOGS BY SOURCES(4)
Private cutting contracts	8%	8%	10%
Government contracts	26%	24%	27%
Purchased logs	67%	68%	63%
Total volumes—million board feet	1,467	1,342	1,135
 _______________

(1)	Includes purchases of products from our joint ventures or purchased under contract manufacturing arrangements.

(2)	Includes production at both our commodity and specialty mills in North America.

(3)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

(4)	Stated as a percentage of total log volume.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, the level of unemployment, , longer-term interest rates, and mortgage foreclosure rates. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than normal and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 56%, 47% and 51% of our North American sales in 2012, 2011 and 2010 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 75% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2012 was $92.7 million. Although we expect to have no obligation to fund our plans in 2013, we continually reassess the amount and timing of any discretionary contributions. Regardless of whether we make a discretionary contribution in 2013, over the next several years we may make contributions to the plans that are likely to be material. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

In addition, the end-users of many of our products are members of the general public. We currently are or from time to time in the future may be involved in a number of environmental matters and legal proceedings, including legal proceedings involving anti-trust, warranty or non-warranty product liability claims, negligence and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use by others of our or our predecessors’ products or the release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

Settlements of tax exposures may exceed the amounts we have established for known estimated tax exposures. We maintain reserves for known estimated tax exposures in federal, state and international jurisdictions and uncertain tax positions. Significant income tax exposures may include potential challenges to intercompany pricing and loans, the treatment of financing, acquisition and disposition transactions, the use of hybrid entities and other matters. These exposures are settled primarily through the closure of audits with the taxing jurisdictions and, on occasion, through the judicial process, either of which may produce a result inconsistent with past estimates. We believe that we have established appropriate reserves for estimated exposures; however, if actual results differ materially from our estimates we could experience a material adverse effect on our financial condition, results of operations and cash flows. In addition, our deferred tax liabilities include substantial amounts related to installment sales of timber lands in 1998 and 2003 for which we have previously monetized most of the installment receivable. As a result of these monetizations, we will be required to fund these liabilities from sources other than such installments, potentially including such tax loss and credit carryovers as may then be available.

Fluctuations in foreign currency exchange rates could result in currency exchange losses and reductions in stockholder’s equity. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction and translation gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency in our Brazil subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, changes in the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

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
     Initiatives to Upgrade Our Information Technology Infrastructure Involve Many Risks. We regularly implement business process improvement initiatives to optimize our performance. Our current initiatives include plans to further standardize the business processes and technology that support our strategies through implementation of an new software solution over the next few years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we will experience significant changes in our internal controls over financial reporting as our implementation progresses. If we are unable to manage these changes successfully, our ability to timely and accurately process transactions and report our results of operations could be adversely affected.

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
ORIENTED STRAND BOARD
Oriented Strand Board Panel Plants1
10 plants—4,955 million square feet annual capacity,  3/8” basis

Square feet in millions
Carthage, TX	500
Chambord, Quebec, Canada[2]	470
Dawson Creek, BC, Canada[2]	380
Hanceville, AL	410
Jasper, TX	475
Maniwaki, Quebec, Canada	650
Roxboro, NC	500
Sagola, MI	410
Swan Valley, Manitoba, Canada	410
Thomasville, AL2	750
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

 _______________

[1]
In addition to the plants described, our 50/50 joint venture with Canfor Corporation owns and operates a plant in Ft. St. John, British Columbia, Canada, that has an annual production capacity of 820 million square feet of OSB. LP currently intends to acquire the remaining interest in the plant in 2013.

[2]	Facility indefinitely curtailed as of December 31, 2012, however LP currently plans to resume operations at the Thomasville, AL facility in mid 2013.

[3]	The Hayward, WI siding facility produces both commodity OSB and SmartSide siding.

[4]
In addition to the plant described, our 50/50 joint venture with Resolute Forest Products owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

[5]	The above table does not reflect the 7 cellulose insulation facilities that are operated by U.S. GreenFiber, LLC, our 50/50 joint venture with Casella Waste Systems.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	9,100,000
Manitoba	8,930,000
Nova Scotia	800,000
Quebec	27,700,000
Total timberlands under license agreements in Canada	46,530,000
We also have timber-cutting rights on 21,416 acres on government and privately owned timberlands in the U.S.
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

On February 15, 2012, the Court granted Merrill Lynch's motion to dismiss the case against Merrill Lynch. LP plans to appeal that decision at an appropriate time. Cases against MM1 remain pending in the Northern District of California and the Southern District of New York. LP is seeking default judgement against MM1 in both cases.

On November 30, 2012, we entered into a settlement agreement and mutual release with Deutsche Bank Securities Inc, (DBSI) relating to the case against DBSI. Pursuant to the agreement, DBSI, without admitting any liability or wrong-doing, paid to us the sum of $20 million, we dismissed the legal proceedings against DBSI with prejudice, and we and DBSI released the other from all claims and liabilities arising out of the sale and purchase of the auction rate securities and the related legal proceedings.

HARDBOARD TRIM LITIGATION
We were named in four putative class action lawsuits filed against us in United States District Courts during the first quarter of 2012 related to nontreated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant: Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class); Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class) and Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) (filed March 5, 2012, as a state-wide putative class). The Prevett v. Louisiana Pacific lawsuit was voluntarily dismissed by the plaintiffs on May 31, 2012. This lawsuit was replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putative class). A fifth lawsuit, Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich) (filed May 3, 2012) was filed as a statewide putative class action in the second quarter of 2012. These lawsuits follow two state-wide putative class action lawsuits previously filed against LP in United States District Courts: Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.); and Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047

(E.D.N.C.). The Ellis case was dismissed by the District Court, and affirmed by the United States Court of Appeals for the Fourth Circuit on November 2, 2012, and the Hart case has been certified by the District Court as a class action.
Plaintiffs moved to combine pretrial matters through a Multidistrict Litigation (MDL) motion, filed as In Re: Louisiana-Pacific Corporation Trimboard Siding Marketing, Sales Practice and Products Liability Litigation MDL No. 2366 (U.S. Judicial Panel on Multidistrict Litigation) seeking to transfer all cases to the Eastern District of North Carolina. Louisiana-Pacific objected to the MDL motion and on June 11, 2012, the MDL Panel denied plaintiffs Motion to Transfer. Subsequently, the Holbrook case was dismissed by the District Court on August 29, 2012 and has been appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit.
The plaintiffs in these lawsuits seek to certify classes consisting of all persons that own structures within the respective states in which the lawsuit were filed (or, in some cases, within the United States) on which the hardboard trim in question is installed. The plaintiffs seek unspecified damages and injunctive and other relief under various state law theories, including negligence, violations of consumer protection laws, and breaches of implied and express warranties, fraud, and unjust enrichment. While some individual owners of structures within the putative classes may have valid warranty claims, we believe that the claims asserted on a class basis are without merit and we intend to defend these matters vigorously. We have established warranty reserves for the hardboard trim in question pursuant to our normal business practices, and we do not believe that the resolution of these lawsuits will have a material effect on our financial condition, results of operations, cash flows or liquidity.
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
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2012 High	$10.18	$11.00	$15.50	$19.34
Low	$7.66	$7.81	$9.87	$12.50
2011 High	$11.57	$10.66	$8.50	$8.21
Low	$9.26	$7.25	$5.10	$4.63

As of February 28, 2013, there were approximately 8,763 holders of record of our common stock. No dividends were paid in 2012 or 2011. Our ability to pay dividends in the future is subject to limitations set forth in the agreement governing our bank credit facility and the indenture governing our Senior Notes due in 2020.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

PERFORMANCE GRAPH
The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2007 through December 31, 2012, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Louisiana-Pacific Corporation, S&P 500, S&P Paper & Forest Products

December 31, 2007 to December 31, 2012

$150
$100
$50
$0
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
LOUISIANA-PACIFIC CORPORATION
S&P 500 INDEX
PAPER & FOREST PRODUCTS

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
LOUISIANA-PACIFIC CORPORATION	$100	$12	$52	$71	$61	$145
S&P 500 INDEX	$100	$63	$80	$92	$94	$109
PAPER & FOREST PRODUCTS	$100	$40	$79	$83	$95	$128

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2012	2011	2010[1]	2009	2008
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$1,715.8	$1,356.9	$1,383.6	$1,061.0	$1,379.2
Income (loss) from continuing operations before cumulative effect of change in accounting principle	32.1	(171.9)	(32.2)	(116.5)	(563.1)
Loss from discontinued operations	(3.3)	(9.2)	(6.4)	(5.3)	(13.7)
Net income (loss)	28.8	(181.1)	(38.6)	(121.8)	(576.8)
Net income (loss) attributed to Louisiana-Pacific Corporation	28.8	(181.3)	(39.0)	(120.9)	(576.6)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—basic	$0.23	$(1.29)	$(0.25)	$(1.06)	$(5.47)
Net income (loss) per share—basic	$0.21	$(1.36)	$(0.30)	$(1.11)	$(5.60)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share—diluted	$0.22	$(1.29)	$(0.25)	$(1.06)	$(5.47)
Net income (loss) per share—diluted	$0.20	$(1.36)	$(0.30)	$(1.11)	$(5.60)
Average shares of common stock outstanding (millions)
Basic	137.1	133.2	129.1	108.5	102.9
Diluted	142.6	133.2	129.1	108.5	102.9
Cash dividends declared per common share	$—	$—	$—	$—	$0.30
SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,331.0	$2,139.9	$2,410.6	$2,620.3	$2,601.6
Long-term debt, excluding current portion	$782.7	$715.9	$714.5	$706.3	$841.3
Contingency reserves, excluding current portion	$12.8	$17.2	$25.9	$30.8	$30.5
Stockholders’ equity	$1,033.8	$1,000.9	$1,217.8	$1,253.5	$1,224.2
 _______________

[1]
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
To serve these markets, we operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. OSB is the most significant segment, accounting for 47% of continuing sales in 2012, 40% in 2011 and 44% in 2010.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future.
During 2012, we experienced an increase in demand for all of our products as the overall housing market continued to improve from the severe weakness experienced in prior years.
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
New Home Construction. Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2012 were about 29% higher than 2011, which were about 4% higher than such housing starts in 2010. However when comparing 2012 housing starts to the average of the last ten years as reported by the U.S. Census Bureau, 2012 housing starts were about 43% lower than that average. We believe that the reduced level of building is due to the continued high levels of unemployment, delayed household formations due to the sluggish economy, foreclosure activity and a more restrictive mortgage market.

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

Repair and Remodeling. Demand for building materials to support home improvement projects is largely tied to the size and age of the existing housing stock in North America and consumer confidence. In this regard, the 1970s and 1980s had some of the highest levels of building activity. This puts these homes at an age of approximately 30-40 years, which has been shown to be consistent with the highest per home expenditure rate on repair and remodeling. With the rise in the number and scale of home improvement stores in North America, individuals now have ready and convenient access to obtain the building materials needed for repair and remodeling, as well as increased access to installation services. Although this market weakened in 2010 and 2011 due to reduced home sales and reduced financing to fund repair and remodeling expenditures, it did not decline as significantly as new home construction activity.
Manufactured Housing. Over the last several years, manufactured housing has suffered. There are several factors that have led to the decline in the number of manufactured housing units produced, including a lack of available financing, increased ability of potential customers to purchase site-built starter homes and financial difficulties at some of the larger manufactured housing producers.
Supply of Building Products
OSB is a commodity product, and it is, along with all of our products, subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to FEA (Forest Economic Advisors, LLC), total North American OSB annual production capacity is projected to increase by approximately 2.9 billion square feet in the period from 2013 to 2016 while plywood production capacity is projected to increase by 370 million square feet for the same period. According to FEA, OSB accounted for approximately 65% of North American structural panel production capacity in 2012, with plywood accounting for the remainder. Going forward, it is expected that OSB will continue to capture market share from plywood. FEA forecasts, as of December 2012, that OSB will comprise approximately 66% of the structural panel market by 2016. The chart below, which is based on data and forecasts published by FEA, depicts past and forecasted North America structural wood production capacities in billions of square feet.

Putting Demand and Supply Together
As noted above, demand for building products is influenced by the general economy, demographics and need for housing. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The chart below, as calculated by FEA (as of December 2012), shows the demand capacity (demand divided by supply) for OSB in 2008 through 2012 as well as FEA’s forecast through 2016 based upon estimated future demand and supply.
Product Pricing.
Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 2005 through 2012, as published by Random Lengths, an industry publication, is presented below. FEA’s forecast (as of December 2012) for average North Central wholesale pricing for OSB (per thousand square feet 7/16” basis) through 2016 is also shown.

Implementation of System Upgrade
During 2012, we conducted a thorough review of our business to assess our current information systems. After extensive study and analysis, we determined that a system upgrade was required. We do anticipate that this system upgrade will provide us benefits in terms of reporting and data analysis in addition to upgrading our aging systems. We anticipate the cost of implementation, both capital and expense, to be approximately $30 million which will consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration. We anticipate completing the first stage of the systems upgrade in early 2014.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to the financial statements in item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2012, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2012, we excluded from our estimates approximately $2.2 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2012, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon tax strategies implemented or deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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

The following table presents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

(Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Year Ended December 31, 2012

Sales	$814.1	$500.9	$213.4	$168.8	$37.4	$(18.8)	$1,715.8
Depreciation and amortization	33.1	15.5	11.0	12.0	0.6	1.7	73.9
Cost of sales and selling and administrative	663.1	418.0	215.8	138.8	38.6	58.2	1,532.5
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	4.9	4.9
Other operating credits and charges, net	—	—	—	—	—	(2.9)	(2.9)
Total operating costs	696.2	433.5	226.8	150.8	39.2	61.9	1,608.4
Income (loss) from operations	117.9	67.4	(13.4)	18.0	(1.8)	(80.7)	107.4
Total non-operating expense	—	—	—	—	—	(69.4)	(69.4)
Income before income taxes and equity in (income) loss of unconsolidated affiliates	117.9	67.4	(13.4)	18.0	(1.8)	(150.1)	38.0
Provision for income taxes	—	—	—	—	—	7.6	7.6
Equity in (income) loss of unconsolidated affiliates	(6.1)	—	0.5	—	3.9	—	(1.7)
Income (loss) from continuing operations	$124.0	$67.4	$(13.9)	$18.0	$(5.7)	$(157.7)	$32.1

Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$124.0	$67.4	$(13.9)	$18.0	$(5.7)	$(157.7)	$32.1
Provision for income taxes	—	—	—	—	—	7.6	7.6
Interest expense, net of capitalized interest	—	—	—	—	—	49.3	49.3
Depreciation and amortization	33.1	15.5	11.0	12.0	0.6	1.7	73.9
EBITDA from continuing operations	157.1	82.9	(2.9)	30.0	(5.1)	(99.1)	162.9
Stock based compensation expense	0.9	0.5	0.5	—	—	6.5	8.4
Early debt extinguishment	—	—	—	—	—	52.2	52.2
Gain on settlement of litigation related to ARS	—	—	—	—	—	(20.0)	(20.0)
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	4.9	4.9
Other operating credits and charges, net	—	—	—	—	—	(2.9)	(2.9)
Investment income	—	—	—	—	—	(14.8)	(14.8)
Depreciation included in equity in (income) loss of unconsolidated affiliates	8.3	—	0.5	—	3.8	—	12.6
Adjusted EBITDA from continuing operations	$166.3	$83.4	$(1.9)	$30.0	$(1.3)	$(73.2)	$203.3

(Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Year Ended December 31, 2011

Sales	$542.0	$429.8	$203.3	$144.9	$39.4	$(2.5)	$1,356.9
Depreciation and amortization	36.3	15.5	12.6	11.6	0.8	2.1	78.9
Cost of sales and selling and administrative	554.7	372.3	206.2	121.7	38.7	61.8	1,355.4
Gain on sales of and impairments of long-lived assets	—	—	—	—	—	73.9	73.9
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Total operating costs	591.0	387.8	218.8	133.3	39.5	126.6	1,497.0
Income (loss) from operations	(49.0)	42.0	(15.5)	11.6	(0.1)	(129.1)	(140.1)
Total non-operating expense	—	—	—	—	—	(44.0)	(44.0)
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	(49.0)	42.0	(15.5)	11.6	(0.1)	(173.1)	(184.1)
Benefit for income taxes	—	—	—	—	—	(39.1)	(39.1)
Equity in loss of unconsolidated affiliates	14.5	—	—	—	12.4	—	26.9
Income (loss) from continuing operations	$(63.5)	$42.0	$(15.5)	$11.6	$(12.5)	$(134.0)	$(171.9)

Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(63.5)	$42.0	$(15.5)	$11.6	$(12.5)	$(134.0)	$(171.9)
Benefit for income taxes	—	—	—	—	—	(39.1)	(39.1)
Interest expense, net of capitalized interest	—	—	—	—	—	56.9	56.9
Depreciation and amortization	36.3	15.5	12.6	11.6	0.8	2.1	78.9
EBITDA from continuing operations	(27.2)	57.5	(2.9)	23.2	(11.7)	(114.1)	(75.2)
Stock based compensation expense	0.8	0.5	0.5	—	—	6.0	7.8
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	73.9	73.9
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Other than temporary asset impairment	—	—	—	—	—	14.8	14.8
Investment income	—	—	—	—	—	(28.7)	(28.7)
Depreciation included in equity in loss of unconsolidated affiliates	8.3	—	0.5	—	4.6	—	13.4
Adjusted EBITDA from continuing operations	$(18.1)	$58.0	$(1.9)	$23.2	$(7.1)	$(59.3)	$(5.2)

(Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Year Ended December 31, 2010

Sales	$602.7	$427.8	$192.0	$124.7	$42.9	$(6.5)	$1,383.6
Depreciation and amortization	37.4	18.1	13.1	10.0	1.1	2.3	82.0
Cost of sales and selling and administrative	537.7	358.4	199.3	107.5	39.2	64.6	1,306.7
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	2.4	2.4
Other operating credits and charges, net	—	—	—	—	—	0.1	0.1
Total operating costs	575.1	376.5	212.4	117.5	40.3	69.4	1,391.2
Income (loss) from operations	27.6	51.3	(20.4)	7.2	2.6	(75.9)	(7.6)
Total non-operating expense	—	—	—	—	—	(40.3)	(40.3)
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	27.6	51.3	(20.4)	7.2	2.6	(116.2)	(47.9)
Benefit for income taxes	—	—	—	—	—	(22.1)	(22.1)
Equity in loss of unconsolidated affiliates	1.8	—	0.9	—	3.7	—	6.4
Income (loss) from continuing operations	$25.8	$51.3	$(21.3)	$7.2	$(1.1)	$(94.1)	$(32.2)
Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$25.8	$51.3	$(21.3)	$7.2	$(1.1)	$(94.1)	$(32.2)
Benefit for income taxes	—	—	—	—	—	(22.1)	(22.1)
Interest expense, net of capitalized interest	—	—	—	—	—	63.9	63.9
Depreciation and amortization	37.4	18.1	13.1	10.0	1.1	2.3	82.0
EBITDA from continuing operations	$63.2	$69.4	$(8.2)	$17.2	$—	$(50.0)	$91.6
Stock based compensation expense	1.0	0.6	0.6	—	—	6.6	8.8
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	2.4	2.4
Other operating credits and charges, net	—	—	—	—	—	0.1	0.1
Other than temporary asset impairment	—	—	—	—	—	17.0	17.0
Investment income	—	—	—	—	—	(38.4)	(38.4)
Depreciation included in equity in loss of unconsolidated affiliates	8.4	—	—	—	9.7	—	18.1
Adjusted EBITDA from continuing operations	$72.6	$70.0	$(7.6)	$17.2	$9.7	$(62.3)	$99.6

RESULTS OF OPERATIONS
We reported net income attributable to LP of $28.8 million ($0.20 per diluted share) in 2012, which was comprised of income from continuing operations attributed to LP of $32.1 million ($0.22 per diluted share) and a loss from discontinued operations of $3.3 million ($0.02 per diluted share). This compares to a net loss attributable to LP of $181.3 million ($1.36 per diluted share) in 2011, which was comprised of a loss from continuing operations attributed to LP of $172.1 million ($1.29 per diluted share) and a loss from discontinued operations of $9.2 million ($0.07 per diluted share). We reported a net loss attributable to LP of $39.0 million ($0.30 per diluted share) in 2010, which was comprised of loss from continuing operations attributed to LP of $32.6 million ($0.25 per diluted share) and a loss from discontinued operations of $6.4 million ($0.05 per diluted share).

Net sales in 2012 were $1.7 billion, an increase of 26% from 2011 net sales of $1.4 billion. Net sales in 2011 as compared to 2010 were lower by 2%. Sales in 2012 were positively impacted by increases in OSB selling prices relative to 2011 and 2010.
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
According to FEA, it is estimated for 2012 that OSB accounted for approximately 58% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2012 housing starts) was 27.9 billion square feet with the OSB market comprising an estimated 16.3 billion square feet of this market. Based upon our production in 2012 of 3.7 billion square feet (including our joint venture OSB mill with Canfor Corporation as well as OSB produced in our siding segment), we estimate that we account for 22% of the North American OSB market and 13% of the overall North American structural panel market.
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
OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2012 include wood (31%), resin and wax (23%), labor and burden (15%), utilities (6%) and manufacturing and other (25%).
Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 - 2011	2011 - 2010
Sales	$814.1	$542.0	$602.7	50%	(10)%
Operating profits (losses)	$124.0	$(63.5)	$25.8	295%	(346)%
Adjusted EBITDA from continuing operations	$166.3	$(18.1)	$72.6	1,019%	(125)%

Percent changes in average sales prices and unit shipments for the year ended 2012 compared to 2011 and 2011 compared to 2010 were as follows:

	2012 versus 2011		2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	36%	12%	(15)%	4%

2012 compared to 2011
OSB prices increased compared to the corresponding period in 2011. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling prices favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $201 million for 2012 as compared to 2011. Sales volumes increased due to the improved housing market as well as continued movement into industrial applications and increased exports. As of December 31, 2012, three of our OSB mills were indefinitely curtailed. We currently plan to restart one of such mills in 2013.
2011 compared to 2010
OSB prices decreased compared to the corresponding period of 2010. The decrease in OSB prices was likely due to weakening of the relationship between supply and demand based upon currently operating facilities across the industry. The decrease in selling price unfavorably impacted operating results and adjusted EBITDA from continuing operations by approximately $91 million for 2011 as compared to 2010. Sales volumes increased as we continue to move into industrial applications as well as increasing our exports. To continue to balance supply and demand, during 2011, we announced the indefinite curtailment of our Dawson Creek, British Columbia, Canada OSB mill. Including this mill, three of our OSB mills were indefinitely curtailed as of December 31, 2011.
Siding
Our siding segment produces and markets wood-based siding and related accessories and commodity OSB products. We believe that we are a leading wood composite exterior siding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.
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
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
Sales	$500.9	$429.8	$427.8	17%	—%
Operating profits	$67.4	$42.0	$51.3	60%	(18)%
Adjusted EBITDA from continuing operations	$83.4	$58.0	$70.0	44%	(17)%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
SmartSide® siding	$398.0	$341.5	$324.2	17%	5%
Commodity OSB	46.1	31.5	38.6	46%	(18)%
CanExel siding and other hardboard related products	56.8	56.8	65.0	—%	(13)%
Total	$500.9	$429.8	$427.8
Percent changes in average sales prices and unit shipments for the year ended 2012 compared to 2011 and 2011 compared to 2010 are as follows:

	2012 versus 2011		2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	2%	15%	3%	3%
Commodity OSB	37%	—%	(15)%	(10)%
CanExel siding	1%	(2)%	9%	(21)%
2012 compared to 2011
Siding sales volumes increased in our SmartSide® siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide siding product as compared to the prior year increased due primarily to changes in product mix as well as a price increase implemented at the beginning of the second quarter of 2012. The price increase was implemented to offset increases in raw material costs.
Sales volumes declined slightly in our Canexel siding lines due to our distributors balancing supply and demand and lower shipments to Europe. Sales prices were flat between years.
Sales prices increased for our commodity OSB products as described in the discussion of our OSB segment above. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $11 million for 2012 as compared to 2011.
Overall, the increases in operating results for our siding segment for 2012 as compared to 2011 was due to increased OSB pricing and higher sales volumes in our SmartSide® siding line.

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

Engineered Wood Products
Our EWP segment manufactures and distributes LVL, I-Joists, LSL and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products (formerly AbitibiBowater) and under a sales and marketing arrangement with Murphy Plywood. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process.
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
Segment sales, operating profits (losses) and adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
Sales	$213.4	$203.3	$192.0	5%	6%
Operating losses	$(13.9)	$(15.5)	$(21.3)	10%	27%
Adjusted EBITDA from continuing operations	$(1.9)	$(1.9)	$(7.6)	—%	75%
Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
LVL / LSL	$104.7	$103.3	$92.2	1%	12%
I-joist	69.8	62.6	70.4	12%	(11)%
Related products	38.9	37.4	29.4	4%	27%
Total	$213.4	$203.3	$192.0
Percent changes in average sales prices and unit shipments for the year ended 2012 compared to 2011 and 2011 compared to 2010 are as follows:

	2012 versus 2011		2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(1)%	4%	1%	9%
I-joist	1%	11%	3%	(15)%
2012 compared to 2011
Sales volumes increased in LVL/LSL and I-joist due to increased demand in the U.S. housing market with offsetting reductions in exports. Net average selling prices remained relatively flat in both product lines.
Improvements in our results of operations for 2012 as compared to the prior year are primarily related to reduced depreciation at our LSL facility due to an impairment recorded in the third quarter of 2011.

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

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
Sales	$168.8	$144.9	$124.7	16%	16%
Operating profits	$18.0	$11.6	$7.2	55%	61%
Adjusted EBITDA from continuing operations	$30.0	$23.2	$17.2	29%	35%
Sales in this segment by production location were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
Chile	$112.6	$89.3	$79.5	26%	12%
Brazil	56.2	55.6	45.2	1%	23%
Total	$168.8	$144.9	$124.7
Percent changes in average sales prices and unit shipments for the year ended 2012 compared to 2011 and 2011 compared to 2010 are as follows:

	2012 versus 2011		2011 versus 2010
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	8%	19%	(1)%	27%
Brazil	(7)%	12%	8%	16%
2012 compared to 2011
In our Chilean operations, sales volumes increased due to continued penetration in local markets. Sales volumes in Brazil increased due to increased penetration in local markets as well as continued increases in exports to China. Changes in price are due to the impact of the fluctuations in the Chilean peso and Brazil real relative to the U.S. dollar as a majority of these sales are in local markets. In terms of changes in sales price based upon local relative currencies, we realized increases in average net selling prices in Chile and Brazil of 10% and 9%, respectively in 2012 as compared to 2011.
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
Category sales, operating profits (losses) and adjusted EBITDA from continuing operations for this category were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
Sales	$37.4	$39.4	$42.9	(5)%	(8)%
Operating losses	$(5.7)	$(12.5)	$(1.1)	54%	1,036%
Adjusted EBITDA from continuing operations	$(1.3)	$(7.1)	$9.7	82%	(173)%
Sales in this category by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2012	2011	2010	2012 – 2011	2011 – 2010
Mouldings	$24.6	$28.3	$32.2	(13)%	(12)%
Other	12.8	11.1	10.7	15%	4%
Total	$37.4	$39.4	$42.9
2012 compared to 2011
Sales in our moulding business were lower due to decreased activity with a specific retail customer, with sales in our other operations remaining relatively flat. Overall, operating results associated with these activities were negatively impacted by the performance of our moulding business which was offset by improvements in our U.S. Greenfiber joint venture.
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
GENERAL CORPORATE AND OTHER EXPENSE, NET
Net general corporate expense was $78.7 million in 2012 as compared to $66.4 million in 2011 and $73.4 million in 2010. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The increase in 2012 as compared to 2011 was due to higher accruals under the management incentive program as well as increased legal costs. The decrease in 2011 as compared to 2010 was due to lower accruals under the management incentive program as well as continued cost containment. During 2011, we did not pay any management incentives.
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
NON-OPERATING INCOME (EXPENSE)
In 2012, net non-operating expense was $69.4 million compared to $44.0 million in 2011 and $40.3 million in 2010. Components of non-operating income (expenses) were as follows:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Interest expense	$(48.0)	$(54.4)	$(60.8)
Amortization of debt charges	(1.5)	(2.6)	(3.1)
Capitalized interest	0.2	0.1	—
Interest expense, net of capitalized interest	(49.3)	(56.9)	(63.9)

Investment income	13.0	13.3	18.0
Realized gains from the sales of investments	—	15.2	19.0
SERP market adjustments	1.8	0.2	1.4
Investment income	14.8	28.7	38.4

Other than temporary impairment	—	(14.8)	(17.0)

Foreign currency gains (losses)	(2.7)	(1.0)	2.2
Gain on settlement of litigation related to ARS	20.0	—	—
Early debt extinguishment	(52.2)	—	—
Other non-operating expense	(34.9)	(1.0)	2.2

Total non-operating income (expense)	$(69.4)	$(44.0)	$(40.3)

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
We participate in several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Canfor Corporation to construct and operate an OSB mill in British Columbia; and (3) a joint venture with Resolute Forest Products to construct and operate two I-joist facilities in Quebec.
In 2000, we and Casella Waste Management Systems, Inc., each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the joint venture agreement, each company owns 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. The results of this operation are included within Other Products.
In 2003, we and Canfor Corporation, entered into a joint venture to construct and operate an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture, with LP being responsible for all North America sales from this facility. The results of this operation are included in our OSB segment. In 2012, we announced our intent to acquire the 50% interest owned by Canfor Corporation in 2013.

In 2002, we entered into a joint venture with Resolute Forest Products to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. Subsequently, the joint venture constructed and commenced operating a second I-joist facility in Eastern Canada. The results of these operations are included in the EWP segment.
DISCONTINUED OPERATIONS
Included in discontinued operations for 2012, 2011 and 2010 are the carrying costs of mills that have been closed and divested and related warranty costs associated with such facilities. These operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
2012 compared to 2011
Included in the loss on discontinued operations for 2012 is an increase in our warranty reserves associated with discontinued products of $3.6 million as well as residual costs associated with mills that have been previously discontinued and sold.
2011 compared to 2010
Included in the loss on discontinued operations for 2011 is an increase in our warranty reserves associated with discontinued products of $12.0 million as well as residual costs associated with mills that have been previously discontinued and sold.

INCOME TAXES
We recorded a tax provision in continuing operations of $7.6 million in 2012, income tax benefit in continuing operations of $39.1 million in 2011 and $22.1 million in 2010. For 2012, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to state income taxes,  the effect of foreign tax rates and adjustments to previously recorded deferred tax liabilities.
For 2011, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to increases in valuation allowances due to net operating loss carry forwards in various jurisdictions, increases in our reserves related to uncertain tax positions associated with our foreign debt structure and the impact of a non-deductible asset impairment included in Greenfiber's operating results.
We paid $1.6 million of cash taxes and received $1.9 million in cash tax refunds in 2012 and expect to receive $1.8 million in related refunds from prior years in 2013.
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
The table below quantifies the approximate impact on our plans, as of December 31, 2012, of a one-half percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant:

Dollars in millions
Increase in annual costs for 2013:
Discount rate	$0.7
Expected long-term rate of return	$1.3
Increase in projected benefit obligation:
Discount rate	$21.2
For our U.S. plans, we used a long term rate of return assumption of 7.25% and 7.5% for 2012 and 2011 to calculate the net periodic pension costs. For our Canadian plans, we used a long-term rate of return assumption of 4.5% to 5.5% to calculate 2012 and 2011 net periodic pension costs. For 2012, our net periodic pension cost was $8.4 million and we estimate for 2013, our net periodic pension cost will be $7.5 million. This estimate assumes that we will have no curtailment or settlement expenses in 2013. If a settlement or curtailment does occur in 2013, this estimate may change significantly. We estimate in 2013, we will contribute approximately $1.9 million to our defined benefit pension plans.
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
Operating Activities
During 2012, we generated $111.8 million of cash in from operations as compared to using $40.2 million of cash in operations in 2011. This change reflects improved results of operations for 2012. During 2012, we received tax refunds of $0.3 million (net of payments). As of December 31, 2012, our trade receivables increased about $15 million in 2012 of which the balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Our trade accounts payable increased by $12.5 million from the prior year primarily due to the increases in inventory and our salary and wages payable increased by $11.0 million due to expected management incentive payouts as well as timing on payroll. During 2012, we made $1.4 million in contingency payments and $11.6 million in warranty payments.
During 2011, we used $40.2 million of cash from operations as compared to generating $47.8 million of cash from operations in 2010. This change was related to increased operating losses, higher inventories and lower tax refunds. During 2011, we received tax refunds of $25.0 million (net of payments). Trade receivables are relatively flat between 2011 and 2010. As of December 31, 2011, our trade receivables balance was 99% current, which is comparable with prior years with no substantial changes in terms of sales. Non-trade receivables decreased by $1.6 million due to lower interest receivables due to principal payments received during 2011. Our trade accounts payable increased by $4.8 million from the prior year primarily due to the increases in inventory and our salary and wages payable declined by $7.4 million due to reduction in expected management incentive payouts. During 2011, we made $2.3 million in contingency payments and $12.9 million in warranty payments.

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
Investing Activities
During 2012, we generated $21.5 million in cash from investing activities. Capital expenditures for 2012 were $31.2 million, primarily related to maintenance capital, initial costs associated with our software upgrade and minor capital related to our announced expansion in South America. Additionally, we received distributions from our joint ventures of $12.7 million . We also received $9.2 million on the sale of assets and received $0.8 million in cash no longer required to collaterize certain long-term obligations. We also received $20.0 million from the settlement of litigation related to ARS and $10.0 million for the notes receivable from asset sales. Additionally, included in accounts payable is $4.1 million related to capital expenditures that had not yet been paid as of December 31, 2012.
During 2011, we generated $7.7 million in cash from investing activities. Capital expenditures for 2011 were $21.4 million, primarily related to maintenance capital. Additionally, we funded our joint ventures $9.6 million. We received $19.1 million on the sale of investments with maturities in excess of 90 days. We also received $1.3 million on the sale of assets and received $18.3 million in cash no longer required to collaterize certain long-term obligations. Additionally, included in accounts payable is $0.8 million related to capital expenditures that had not yet been paid as of December 31, 2011.
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
Capital expenditures in 2013 are expected not to exceed $75 million related to projects critical for continuing operations. Additionally, we plan expenditures of $70 million associated with our planned acquisition of the remaining interest in the Peace Valley OSB mill and $10 million in capital associated our systems upgrade.
Financing Activities
In 2012, net cash provided from financing activities was $92.1 million. During 2012, we issued $350.0 million of 7.5% Senior Notes due 2020, and used approximately $248.6 million of the proceeds of this issuance to fully retire our Senior Secured Notes due in 2017 and pay related transaction costs and expenses. We also received $1.3 million from the sale of common stock under equity plans.
In 2011, net cash used in financing activities was $15.7 million. During 2011, we redeemed the 25% non-controlling interest in our Brazilian OSB operation for $24.0 million. In connection with this redemption, we borrowed $10.0 million under a Brazilian export financing facility established to facilitate the redemption. As part of our ongoing cost reduction activities, we renegotiated our Chilean loan which required us to pay a financing fee of $1.0 million and allowed us to release our restricted cash associated with letters of credit supporting Chilean borrowings and lower the interest rate on this loan. We also paid $0.5 million of financing fees in connection with amendments to our asset-based revolving credit facility.
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
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At December 31, 2012, we had $100 million of borrowing base capacity under the facility and no borrowings outstanding under the facility. Under this facility at December 31, 2012, were $9.0 million in letters of credit which were collateralized by $10 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit.
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
As part of our refinancing strategy, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi-annual principal payments beginning in June of 2012. The loan bears interest at UF plus 3.9% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, LP Chile will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. As of December 31, 2012, the balance of this loan was $39.3 million.

OTHER LIQUIDITY MATTERS
As of December 31, 2012, we had $2.0 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
The estimated market value of our ARS holdings at December 31, 2012 was $2.0 million, which reflects a $21.4 million adjustment to the par value of $23.4 million. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.
If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for environmental reserves), totaled $14.8 million at December 31, 2012, of which $2.0 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2012 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2013	2014	2015	2016	2017
Long-term debt[1]	$131.6	$38.0	$37.6	$37.3	$37.0
Operating leases	4.2	3.7	3.2	2.4	1.7
Purchase obligations[2]	—	—	—	—	—
Other long-term obligations[3]	2.0	—	—	—	—
Total contractual cash obligations	$137.8	$41.7	$40.8	$39.7	$38.7
_______________

[1]	Includes expected interest payments as well as debt maturities.

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

[3]
Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Current pension funding regulations require LP to contribute $1-$2 million in 2013 to its defined benefit pension plans, and we have included $2 million in the table above. Future years are not estimable due to the large number of factors involved in determining minimum pension funding.

[4]
Uncertain tax positions have been excluded from the above table as it is not reasonably possible to estimate when these may need to be paid. As of December 31, 2012, the amount of uncertain tax positions excluded from the above table is $49.9 million.

Other Financing Arrangements
In connection with the sale of southern timber and timberlands in 2003, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner, LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. Both the notes receivable and notes payable mature in 2018. The notes payable are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by the notes receivable. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2012 and December 31, 2011. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term debt on the financial statements included in item 8 of this report.
In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers are used to fund payments required for the notes payable. To date, all installments under these notes have been received and the corresponding installments under the notes payable have been paid. The next installment is due in 2013. The notes receivable are classified as "Current portion of Notes receivable from asset sales" and "Long-term notes receivable from asset sales” and the notes payable are classified as the "Current portion of limited recourse notes payable" and long-term debt on the financial statements included in item 8 of this report.

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2012, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of December 31, 2012, the estimated fair values of LP's facilities that have not been indefinitely curtailed were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required. See Note 3 of the Notes to the financial statements included in item 8 of this report for impairment charges recorded in the periods presented.
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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at December 31, 2012, a 100 basis point interest change would impact pre-tax net income and cash flows by $3.7 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 5.0 billion square feet (3/8” basis) or 4.2 billion square feet (7/16” basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4.2 million.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 28, 2013

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$560.9	$340.0
Receivables, net of allowance for doubtful accounts of $1.1 million and $1.1 million at December 31, 2012 and 2011	80.9	65.1
Income tax receivable	1.8	3.5
Inventories	209.8	163.6
Prepaid expenses and other current assets	6.0	5.7
Deferred income taxes	12.3	17.0
Current portion of notes receivable from asset sales	91.4	10.0
Assets held for sale	32.5	51.9
Total current assets	995.6	656.8
Timber and timberlands	40.1	45.5
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	116.8	120.6
Buildings	280.5	265.5
Machinery and equipment	1,642.1	1,636.5
Construction in progress	22.2	5.5
	2,061.6	2,028.1
Accumulated depreciation	(1,310.8)	(1,245.9)
Net property, plant and equipment	750.8	782.2
Notes receivable from asset sales	432.2	523.5
Investments in and advances to affiliates	68.6	79.1
Deferred debt costs	9.2	8.9
Long-term investments	2.0	0.7
Restricted cash	12.0	12.9
Intangible assets, net of amortization	0.6	1.4
Other assets	14.9	24.9
Long-term deferred tax asset	5.0	4.0
Total assets	$2,331.0	$2,139.9

See Notes to the Financial Statements.

Consolidated Balance Sheets (Continued) Dollar amounts in millions, except per share

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7.8	$5.3
Current portion of limited recourse notes payable	90.0	7.9
Accounts payable and accrued liabilities	139.5	122.3
Current portion of contingency reserves	2.0	4.0
Total current liabilities	239.3	139.5

Long-term debt, excluding current portion	782.7	715.9
Deferred income taxes	93.6	106.0
Contingency reserves, excluding current portion	12.8	17.2
Other long-term liabilities	168.8	160.4
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 150,423,999 and 149,818,301 shares issued	150.4	149.8
Additional paid-in capital	533.6	549.9
Retained earnings	710.6	681.8
Treasury stock, 11,889,468 shares and 12,678,360 shares, at cost	(252.9)	(274.4)
Accumulated comprehensive loss	(107.9)	(106.2)
Total stockholders’ equity	1,033.8	1,000.9
Total liabilities and stockholders’ equity	$2,331.0	$2,139.9

See Notes to the Financial Statements.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2012	2011	2010
Net sales	$1,715.8	$1,356.9	$1,383.6
Operating costs and expenses:
Cost of sales	1,403.1	1,244.2	1,187.9
Depreciation and amortization	73.9	78.9	82.0
Selling and administrative	129.4	111.2	118.8
Loss on sale or impairment of long lived assets	4.9	73.9	2.4
Other operating credits and charges, net	(2.9)	(11.2)	0.1
Total operating costs and expenses	1,608.4	1,497.0	1,391.2
Income (loss) from operations	107.4	(140.1)	(7.6)
Non-operating income (expense):
Interest expense, net of capitalized interest	(49.3)	(56.9)	(63.9)
Investment income	14.8	28.7	38.4
Other-than-temporary investment impairment	—	(14.8)	(17.0)
Other non-operating income (expense)	(34.9)	(1.0)	2.2
Total non-operating income (expense)	(69.4)	(44.0)	(40.3)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	38.0	(184.1)	(47.9)
Provision (benefit) for income taxes	7.6	(39.1)	(22.1)
Equity in (income) loss of unconsolidated affiliates	(1.7)	26.9	6.4
Income (loss) from continuing operations	32.1	(171.9)	(32.2)
Loss from discontinued operations before tax	(4.3)	(14.2)	(10.4)
Benefit for income taxes	(1.0)	(5.0)	(4.0)
Loss from discontinued operations	(3.3)	(9.2)	(6.4)
Net income (loss)	28.8	(181.1)	(38.6)
Less: Net income attributed to non-controlling interest	—	0.2	0.4
Net income (loss) attributed to Louisiana-Pacific Corporation	$28.8	$(181.3)	$(39.0)
Amounts attributed to LP Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$32.1	$(172.1)	$(32.6)
Loss from discontinued operations, net of tax	(3.3)	(9.2)	(6.4)
	$28.8	$(181.3)	$(39.0)
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.23	$(1.29)	$(0.25)
Loss per share from discontinued operations	(0.02)	(0.07)	(0.05)
Net income (loss) per share	$0.21	$(1.36)	$(0.30)
Diluted net earnings (loss) per share:
Income (loss) per share from continuing operations	$0.22	$(1.29)	$(0.25)
Loss per share from discontinued operations	(0.02)	(0.07)	(0.05)
Net income (loss) per share	$0.20	$(1.36)	$(0.30)
Average shares of common stock used to compute net loss per share:
Basic	137.1	133.2	129.1
Diluted	142.6	133.2	129.1
See Notes to the Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$28.8	$(181.1)	$(38.6)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.6	(12.4)	9.0
Unrealized gains (losses) on derivative financial instruments	(0.7)	0.7	(0.2)
Unrealized gains (losses) on securities, net of reversals	0.8	(6.3)	(4.9)
Defined benefit pension and post retirement plans:
Amortization of prior service cost	0.2	0.2	0.2
Net loss	(8.1)	(26.8)	(9.2)
Amortization of net loss	4.2	3.1	1.7
Pension settlement	1.3	—	—
Exchange (loss) gain on remeasurement	—	0.3	(0.3)
Other comprehensive loss, net of tax	(1.7)	(41.2)	(3.7)
Net income attributable to non-controlling interest	—	(0.2)	(0.4)
Foreign currency translation adjustments attributed to non-controlling interest	—	(1.0)	(1.3)
Comprehensive income (loss)	$27.1	$(223.5)	$(44.0)

See Notes to the Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28.8	$(181.1)	$(38.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73.9	78.9	82.0
(Income) loss from unconsolidated affiliates	(1.7)	26.9	6.4
Other operating credits and charges, net	(2.9)	(11.2)	(1.2)
(Gain) loss on sale or impairment of long-lived assets	4.9	73.9	(1.2)
Gain on settlement of litigation related to ARS	(20.0)	—	—
Loss on early debt extinguishment	52.2	—	—
Realized gain on sale of long term investments	—	(15.2)	(19.0)
Other-than-temporary impairment of investments	—	14.8	17.0
Stock-based compensation related to stock plans	8.4	7.8	8.8
Exchange loss on remeasurement	3.4	0.1	0.9
Cash settlements of contingencies	(1.4)	(2.3)	(9.8)
Cash settlements of warranties, net of accruals	(5.1)	0.4	(3.4)
Pension (payments) expense, net	8.4	(6.3)	(8.2)
Non-cash interest expense, net	4.8	8.4	5.3
Other adjustments, net	0.2	3.4	2.1
Increase in receivables	(15.0)	(0.7)	(0.9)
Decrease in income tax receivables	1.7	15.2	34.0
Increase in inventories	(44.5)	(15.1)	(8.5)
(Increase) decrease in prepaid expenses	0.3	(0.2)	1.2
Increase (decrease) in accounts payable and accrued liabilities	11.7	(5.4)	(2.8)
Increase (decrease) in deferred income taxes	3.7	(32.5)	(16.3)
Net cash provided by (used in) operating activities	111.8	(40.2)	47.8
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(31.2)	(21.4)	(14.5)
Proceeds from asset sales	9.2	1.3	3.3
Investment in and advances to joint ventures	12.7	(9.6)	4.9
Proceeds from settlement of litigation related to ARS	20.0	—	—
Receipt of proceeds from notes receivable	10.0	—	115.1
Proceeds from sale of investments	—	19.1	21.8
Decrease (increase) in restricted cash under letters of credit/credit facility	0.8	18.3	(10.3)
Net cash provided by investing activities	21.5	7.7	120.3
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	350.2	10.0	—
Repayment of long-term debt	(253.1)	(0.2)	(173.7)
Payments made under revolving credit lines and short-term notes payable	—	—	(0.4)
Redemption of redeemable non-controlling interest	—	(24.0)	—
Payment of debt issuance fees	(6.3)	(1.5)	(0.1)
Sale of common stock under equity plans	1.3	—	—
Other financing activities, net	—	—	(0.1)
Net cash provided by (used in) financing activities	92.1	(15.7)	(174.3)
Effect of exchange rate on cash and cash equivalents	(4.5)	(1.1)	1.4
Net increase (decrease) in cash and cash equivalents	220.9	(49.3)	(4.8)
Cash and cash equivalents at beginning of year	340.0	389.3	394.1
Cash and cash equivalents at end of year	$560.9	$340.0	$389.3
See Notes to the Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	139.7	$139.7	13.1	$(286.1)	$562.4	$902.1	$(64.6)	$1,253.5	$21.1
Net income (loss)						(39.0)		(39.0)	0.4
Issuance of shares for employee stock plans and stock-based compensation			(0.2)	6.2	0.8			7.0
Amortization of restricted stock grants					1.7			1.7
Issuance and exercise of stock warrants in connection with debt issuance	5.1	5.1			(5.1)			—
Tax cost of employee stock plan transactions					(0.4)			(0.4)
Other comprehensive loss							(5.0)	(5.0)	1.3
Balance as of December 31, 2010	144.8	144.8	12.9	(279.9)	559.4	863.1	(69.6)	1,217.8	22.8
Net income (loss)						(181.3)		(181.3)	0.2
Issuance of shares for employee stock plans and stock-based compensation			(0.2)	5.5				5.5
Amortization of restricted stock grants					1.3			1.3
Exercise of stock warrants	5.0	5.0			(5.0)			—
Tax cost of employee stock plan transactions					(0.6)			(0.6)
Redemption of redeemable non-controlling interest					(5.2)		5.6	0.4	(24.0)
Other comprehensive loss							(42.2)	(42.2)	1.0
Balance as of December 31, 2011	149.8	149.8	12.7	(274.4)	549.9	681.8	(106.2)	1,000.9	—
Net income						28.8		28.8	—
Issuance of shares for employee stock plans and stock-based compensation			(0.8)	21.5	(23.8)			(2.3)
Amortization of restricted stock grants					8.1			8.1
Exercise of stock warrants	0.6	0.6			(0.6)			—
Other comprehensive loss							(1.7)	(1.7)	—
Balance as of December 31, 2012	150.4	$150.4	11.9	$(252.9)	$533.6	$710.6	$(107.9)	$1,033.8	$—
See Notes to the Financial Statements

NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
LP also has a variable interest in its Canfor-LP and Abitibi-LP equity method investees but is not considered to be the primary beneficiary. See Note 8 for further information on these investments.
Earnings per Share
Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (employee stock options, stock settled stock appreciation rights, incentive shares, performance shares and warrants) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2012	2011	2010
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$32.1	$(172.1)	$(32.6)
Loss from discontinued operations	(3.3)	(9.2)	(6.4)
Net income (loss)	$28.8	$(181.3)	$(39.0)
Denominator:
Basic—weighted average common shares outstanding	137.1	133.2	129.1
Dilutive effect of employee stock plans	2.3	—	—
Dilutive effect of stock warrants	3.2	—	—
Diluted shares outstanding	142.6	133.2	129.1
Basic earnings per share:
Income (loss) from continuing operations	$0.23	$(1.29)	$(0.25)
Loss from discontinued operations	(0.02)	(0.07)	(0.05)
Net income (loss) per share	$0.21	$(1.36)	$(0.30)
Diluted earnings per share:
Income (loss) from continuing operations	$0.22	$(1.29)	$(0.25)
Loss from discontinued operations	(0.02)	(0.07)	(0.05)
Net income (loss) per share	$0.20	$(1.36)	$(0.30)
Stock options, warrants and stock settled stock appreciation rights (SSARs) related to approximately 5.3 million common shares were considered not in-the-money for purposes of LP's earnings per share calculation for the year ended December 31, 2012. Stock options, warrants and stock settled stock appreciation rights (SSARs) related to approximately 7.1 million and 9.1 million common shares for the years ended December 31, 2011 and 2010 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position in continuing operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of money market investments with an initial maturity of three months or less. Such investments are stated at cost, which approximates market value.
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
Assets Held for Sale
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of December 31, 2012 and 2011, LP included three OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to estimated sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollar amounts in millions	December 31,
	2012	2011
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$10.0	$13.1
Buildings	17.1	22.9
Machinery and equipment	140.8	178.3
	167.9	214.3
Accumulated depreciation	(135.4)	(162.4)
Net property, plant and equipment	$32.5	$51.9
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

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Capitalized interest totaled $0.2 million in 2012. There was no capitalized interest during 2011 and 2010 due to LP’s reduced capital programs.
Potential Impairments
Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 3 for impairment charges recorded in the periods presented. Also see Note 17 for a discussion of charges in 2012, 2011 and 2010 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2012, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of December 31, 2012, the estimated fair values of LP's facilities that have not been indefinitely curtailed were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.
Income Taxes
LP accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in LP’s financial statements or tax returns. In estimating future tax consequences, LP generally considers all expected future events other than the enactment of changes in tax laws or rates and future income. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. Additionally, deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.
LP recognizes liabilities for uncertain tax positions through a two step process. The first step is to the evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step requires LP to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as LP must determine the probability for various outcomes. LP evaluates these uncertain tax provisions when new information becomes available. These revaluations are based upon factors including, but not limited to, changes in circumstances, changes in tax law, successful settlement of issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision.
LP classifies interest related to income taxes liabilities or uncertain tax positions as interest expense or interest income and, if applicable, penalties are recognized as a component of income tax expense.
See Note 10 for further discussion of deferred taxes.
Stock-Based Compensation
LP recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, performance shares, restricted stock or restricted stock units and stock settled stock appreciation rights (SSAR), based upon the fair value of those awards at the date of grant over the requisite service period. LP generally uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of the stock option and SSAR awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 14. The fair market value of performance share awards are determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of the relevant performance goals.

Derivative Financial Instruments
To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments, which include forward exchange, options and futures contracts. For the years ended December 31, 2012, 2011 and 2010, LP did not enter into any material derivative financial contracts. U.S. GreenFiber, LLC (GreenFiber), a fifty percent owned joint venture between LP and Casella Waste Management, Inc. (accounted for under the equity method of accounting), entered into a swap contract for the purchase of raw materials. As of December 31, 2012, GreenFiber recognized $1.2 million in “Other comprehensive income” to adjust these contracts to fair market value and, accordingly, LP has recorded its share, $0.7 million, in LP’s “Other comprehensive income.” Additionally, LP has provided deferred taxes of $0.2 million associated with this swap.
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
Restricted Cash
In accordance with LP’s credit facilities, discussed at Note 12, LP has established restricted cash accounts. As of December 31, 2012, a portion of the restricted cash secures outstanding letters of credit under LP’s U.S. and Canadian credit facilities.
Revenue Recognition
Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2012, LP's top ten customers accounted for approximately 46% of its sales, with its largest customer, Home Depot, Inc. accounting for 10%. During 2011, LP’s top ten customers accounted for approximately 48% of its sales and no customer accounted for more than 10%. During 2010, LP’s top ten customers accounted for approximately 49% of its sales, with its largest customer, Taiga Building Products, Ltd. accounting for 11%.

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
Deferred Debt Costs
Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). During 2012, $4.5 million of deferred debt costs were written off in association with the early debt extinguishment. LP amortized deferred debt costs of $1.5 million, $2.6 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010. See Note 11 for further discussion.
Other Operating Credits and Charges, Net
LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, prior year inventory profit adjustments, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2012, 2011 and 2010.
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
Short-term and long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2012 and December 31, 2011:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Auction rate securities	$0.3	$1.7	$—	$2.0

Total marketable securities	$0.3	$1.7	$—	$2.0

December 31, 2011
Auction rate securities	$0.3	$0.4	$—	$0.7

Total marketable securities	$0.3	$0.4	$—	$0.7
As of December 31, 2012, LP had $2.0 million ($23.4 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities.
During 2011, LP sold $38.1 million (par value) of its ARS in an open market transaction for $19.1 million. LP recorded a gain on sale of securities of $15.2 million, which represents a recovery of losses previously recorded as an “Other-than-temporary impairment”.
During 2010, LP sold $35.3 million (par value) of its ARS pursuant to a tender offer for $21.8 million plus accrued interest. LP recorded a gain on sale of securities of $19.0 million, which represented a recovery of losses previously recorded as an "Other-than-temporary impairment".
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
The contractual maturities of debt securities classified as available for sale at December 31, 2012 were as follows:

Dollar amounts in millions	2012
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due in more than one year	0.3	2.0
Total marketable securities	$0.3	$2.0
Proceeds from sales and maturities of investments for the years ended December 2011 and 2010, totaled $19.1 million, and $21.8 million. There were no purchases of short-term and long-term investments for the years ended December 31, 2012, 2011, and 2010. During 2012, 2011 and 2010, LP did not own any short-term investments. Net unrealized gains and losses on derivative instruments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ equity.
During 2012, LP's ARS litigation with Deutsche Bank Securities, Inc. was settled, which resulted in a gain of $20.0 million recorded in non-operating income (expense). (See Note 11 for further discussion)

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

Assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 is summarized in the following tables.

Dollar amounts in millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$2.0	$—	$—	$2.0
Trading securities	1.7	1.7	—	—
Total	$3.7	$1.7	$—	$2.0

Dollar amounts in millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$0.7	$—	$—	$0.7
Trading securities	2.7	2.7	—	—
Total	$3.4	$2.7	$—	$0.7
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
Trading securities consist of rabbi trust financial assets which are recorded in other assets in LP’s consolidated balance sheets. The rabbi trust holds assets attributable to the elections of certain management employees to defer the receipt of a portion of their compensation. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs.
The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2012 and 2011.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2010	$11.6
Sale of ARS	(19.7)
Total realized/unrealized gains (losses)
Included in investment income	15.2
Included in other comprehensive income	(6.4)
Balance at December 31, 2011	0.7
Sale of ARS	—
Total realized/unrealized gains (losses)
Included in investment income	—
Included in other comprehensive income	1.3
Balance at December 31, 2012	$2.0
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2011	$—
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at December 31, 2012	$—
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

During the year ended December 31, 2012, LP recognized an impairment charge of $4.4 million on an OSB mill in Quebec, Canada, held for sale based upon a change in the plan for their sale and to reduce their carrying value to the fair value which is estimated by the selling price less selling costs of $15.0 million. The valuation of these assets was determined using level two inputs under the market approach.
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

4.	RECEIVABLES
Receivables consist of the following:

	December 31,
Dollar amounts in millions	2012	2011
Trade receivables	$76.0	$55.9
Interest receivables	0.8	1.2
Other receivables	5.2	9.1
Allowance for doubtful accounts	(1.1)	(1.1)
	$80.9	$65.1

Other receivables at December 31, 2012 and 2011 primarily consist of short-term notes receivable, settlements, Canadian sales tax receivables and other items.

5.	INVENTORIES
Inventories consist of the following (work-in-process is not material):

	December 31,
Dollar amounts in millions	2012	2011
Logs	$37.6	$26.5
Other raw materials	17.7	18.6
Finished products	142.7	109.6
Supplies	12.8	9.5
LIFO reserve	(1.0)	(0.6)
Total	$209.8	$163.6
During 2011, liquidation of LIFO layers reduced cost of sales by $0.1 million.

6.	NOTES RECEIVABLE FROM ASSET SALES
Notes receivable from asset sales are related to transactions that occurred during 1997, 1998 and 2003. The 1997 and 1998 notes receivable provide collateral for LP’s limited recourse notes payable and the 2003 notes receivable provide collateral for LP’s non-recourse notes payable (see Note 12). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2012	December 31,
		2012	2011
Notes receivable (unsecured), matured 2012, interest rates fixed	5.6%	$—	$9.9
Notes receivable (secured), maturing 2013-2018, interest rates fixed	7.1 – 7.3%	113.6	113.6
Notes receivable (secured), maturing 2018, interest rate variable		410.0	410.0
Total		523.6	533.5
Current portion		91.4	10.0
Long-term portion		$432.2	$523.5
The weighted average interest rate for all notes receivable from asset sales at December 31, 2012 and 2011 was approximately 2.0% and 2.1%. The notes mature as follows:

Dollar amounts in millions
Year ended December 31,
2013	$91.4
2014	—
2015	—
2016	—
2017	—
2018 and after	432.2
Total	$523.6
LP estimates that the fair value of these notes at December 31, 2012 and 2011 was approximately $531.9 million and $543.3 million.

7.	OTHER INTANGIBLE ASSETS

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

	December 31,
Dollar amounts in millions	2012	2011
Timber licenses (recorded as part of Timber and Timberlands)	$36.6	$38.1
Customer relationships, net of amortization	0.5	1.3
Other	0.1	0.1
Total	$37.2	$39.5

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

Amortization of the above intangible asset over the next five years is as follows:

Dollar amounts in millions
Year ended December 31,
2013	$1.4
2014	0.9
2015	1.6
2016	1.6
2017	1.6

8.	INVESTMENTS IN AND ADVANCES TO AFFILIATES
LP has investments in affiliates that are accounted for under the equity method based upon the specific terms of the agreement as well as advances to affiliates. The significant components of these investments and advances are as follows:
At December 31, 2012 LP’s significant equity method investees, its approximate ownership interest and principal business activity in each investee were as follows:

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
These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements; however based upon the aggregation requirements under S-X, aggregated summarized financial information is required as follows:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Net sales	$238.9	$188.6	$241.9
Net income (loss)	$3.4	$(53.7)	$(12.8)

	As of December 31,
Current assets	$54.5	$50.0
Long term assets	146.8	168.9
Total assets	$201.3	$218.9

Total liabilities	$41.4	$41.4
Equity	159.9	177.5
Total liabilities and equity	$201.3	$218.9

LP sells products and raw materials and purchases products for resale from the Abitibi-LP and Canfor-LP entities. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2012, 2011 and 2010, LP sold $8.7 million, $6.0 million and $5.6 million of products to Abitibi-LP and purchased $37.9 million, $33.6 million and $39.6 million of I-joists from Abitibi-LP. LP also purchased $148.0 million , $92.9 million and $109.5 million of OSB from Canfor-LP for the years ended December 31, 2012 , 2011 and 2010. Included in LP’s Consolidated Balance Sheets at December 31, 2012 and 2011 are $1.4 million and $0.5 million in accounts receivable and $6.7 million and $2.3 million in accounts payable due from and to these affiliates.

During the year ended December 31, 2011 , LP was required to record an other than temporary impairment of its equity investment in U.S. Greenfiber as LP's current book value exceed the enterprise (fair) value of the investment by $14.8 million. See Note 3 included in this report for additional details.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2012	2011
Accounts payable	$71.1	$58.6
Salaries and wages payable	32.9	21.9
Taxes other than income taxes	5.0	4.4
Current portion of warranty reserves	12.0	12.0
Accrued interest	2.5	10.3
Other accrued liabilities	16.0	15.0
Income taxes payable	—	0.1
Total Accounts payable and accrued liabilities	$139.5	$122.3
Other accrued liabilities at December 31, 2012 and 2011 primarily consist of accrued rent, accrued rebates, timber liabilities, current portion of worker compensation liabilities and other items. Additionally, included in accounts payable is $4.1 million related to capital expenditures that had not yet been paid as of December 31, 2012.

10.	INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Domestic	$34.2	$(149.4)	$(36.4)
Foreign	5.5	(61.6)	(17.9)
Total	$39.7	$(211.0)	$(54.3)

The following presents the components of LP’s income tax provision (benefit) from continuing operations.

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Current tax provision (benefit):
U.S. federal	$13.2	$(0.9)	$(1.1)
State and local	0.6	(1.3)	1.1
Foreign	0.9	(8.6)	(13.4)
Net current tax provision (benefit)	14.7	(10.8)	(13.4)
Deferred tax provision (benefit):
U.S. federal	(7.3)	(39.7)	(6.7)
State and local	—	(6.1)	(3.6)
Foreign	(0.3)	(11.4)	2.5
Net valuation allowance increase (decrease)	0.5	28.9	(0.9)
Net deferred tax benefit	(7.1)	(28.3)	(8.7)
Total income tax provision (benefit)	$7.6	$(39.1)	$(22.1)
LP received income tax refunds during 2012, 2011 and 2010 of $1.9 million, $25.8 million and $51.4 million and paid cash taxes of $1.6 million, $0.8 million and $5.7 million. Included in the Consolidated Balance Sheet at December 31, 2012 and 2011 are income tax receivables of $1.8 million and $3.5 million.
The income tax effects of LP’s share of the income or loss of U.S. GreenFiber and Canfor-LP OSB Limited Partnership in 2012, 2011 and 2010 are recorded in “Provision (benefit) for income taxes” on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in “Equity in (income) loss of unconsolidated affiliates”.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2012	2011
Property, plant and equipment	$148.5	$160.9
Timber and timberlands	10.4	11.4
Inventories	(6.9)	(12.4)
Accrued liabilities	(78.9)	(81.5)
Benefit of capital loss and NOL carryovers	(187.0)	(171.7)
Benefit of federal & state tax credit carryovers	(13.2)	(24.4)
Installment sale gain deferral	163.0	166.7
Market value write down of ARS	(8.9)	(8.9)
Other	(1.4)	(4.2)
Valuation allowance	50.7	49.1
Net deferred tax liabilities	$76.3	$85.0
Balance sheet classification
Current deferred tax asset	$(12.3)	$(17.0)
Long-term deferred tax asset	(5.0)	(4.0)
Long-term deferred tax liability	93.6	106.0
	$76.3	$85.0
The $187 million of benefit relating to capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2012 consists of $77.4 million for federal NOL carryovers which will begin to expire in 2028, $32.8 million (net of federal taxes) for state NOL carryovers and $0.7 million for state capital losses which will expire in various years 2013 through 2032, $63.6 million for Canadian NOL carryovers which will expire starting in 2029 and $12.5 million for Canadian capital loss carryovers which may be carried forward indefinitely. At December 31, 2012, LP has recorded valuation allowances of $15.4 million related to state NOL carryover benefit; $0.7 million related to state capital loss carryover; $20.7 million related to Canadian NOL carryover; $11.3 million against the Canadian capital loss benefit; $1.0 million against the state tax credit carryovers and $1.6 million related to other items.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. Based upon review of earnings history and trends, tax planning strategies already implemented, reversal of deferred tax liabilities and the relevant expiration of carry forwards, LP believes that the valuation allowances provided are appropriate. If future years’ earnings differs from the estimates used to establish these valuation allowances, LP may be required to record an adjustment resulting in an impact on tax expense for that period.
As a result of certain realization requirements of ASC 718 Compensation -- Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012 that arose directly from tax deductions related to amounts of equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $3.7 million if and when such deferred tax assets are ultimately realized. LP uses tax law ordering when determining when excess tax benefits have been realized. For 2011 and 2010, a current tax cost of $0.6 million and $0.4 million was recognized as a reduction of additional paid in capital arising from tax deductions related to amounts of equity compensation that were less than the compensation recognized for financial reporting.
U.S. taxes have not been provided on approximately $45.6 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Determination of the amount of any unrecognized income tax liability on this temporary difference is not practical because of the complexities of the hypothetical calculation. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates on continuing operations:

	Year ended December 31,
	2012	2011	2010
U.S. Federal tax rate	35%	(35)%	(35)%
State and local income taxes	2	(3)	(6)
Effect of non-deductible goodwill impairments	—	—	9
Adjustments to previously recorded deferred tax liabilities	(12)	—	—
Uncertain tax positions	(1)	5	—
Effect of foreign tax rates / foreign exchange	(3)	—	(11)
Valuation allowance	1	13	(1)
Other, net	(3)	1	4
Effective tax rate (%)	19%	(19)%	(40)%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 through 2009 for which field work has been completed. LP has protested certain proposed adjustments and requested review by the IRS Appeals Office. All U.S. federal audits of prior years have been completed. LP settled various state income tax audits during 2012 and is subject to various state and local income tax examinations for the tax years 2007 through 2011. Canadian federal income tax returns have been audited and effectively settled through 2004 and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2011. During 2012, LP settled the audit of tax years 2008 through 2010 with the Chilean Tax Office and an audit of tax year 2011 was initiated.
In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31,
Dollar amounts in millions	2012	2011	2010
Beginning balance	$23.5	$11.3	$13.0
Increases:
Tax positions taken in current year	0.1	—	—
Tax positions taken in prior years	33.9	12.9	0.7
Decreases:
Tax positions taken in current year	—	(0.3)	(0.7)
Tax positions taken in prior years	(7.4)	(0.2)	—
Settlements during the year	(0.2)	(0.2)	(1.7)
Ending balance	$49.9	$23.5	$11.3
Included in the above balances at December 31, 2012 and 2011 is $11.9 million and $12.4 million of tax benefits that, if recognized, would affect LP’s effective tax rate. LP accrued interest of $1.8 million and $1.2 million during 2012 and 2011, and in total LP has recognized a liability of $5.5 million and $3.7 million for accrued interest related to its uncertain tax positions as of December 31, 2012 and 2011. At this point, it is not possible to reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

11.	NON-OPERATING INCOME (EXPENSE)
Included in LP’s Consolidated Statements of Income is a non-operating expense of $69.4 million, $44.0 million and $40.3 million for the years ended December 31, 2012, 2011 and 2010. This expense is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Interest expense	$(48.0)	$(54.4)	$(60.8)
Amortization of debt charges	(1.5)	(2.6)	(3.1)
Capitalized interest	0.2	0.1	—
Interest expense, net of capitalized interest	(49.3)	(56.9)	(63.9)
Investment income	13.0	13.3	18.0
Realized gains from the sales of investments	—	15.2	19.0
SERP market adjustments	1.8	0.2	1.4
Investment income	14.8	28.7	38.4
Other than temporary impairment	—	(14.8)	(17.0)
Foreign currency gains (losses)	(2.7)	(1.0)	2.2
Gain on settlement of litigation related to ARS	20.0	—	—
Early debt extinguishment	(52.2)	—	—
Other non-operating expense	(34.9)	(1.0)	2.2
Total non-operating expense	$(69.4)	$(44.0)	$(40.3)

For the year ended December 31, 2012, LP recognized a gain of $20.0 million from the settlement of its ARS litigation with Deutsche Bank Securities, Inc.
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

12.	LONG-TERM DEBT

	Interest Rate 2012	December 31,
Dollar amounts in millions		2012	2011
Debentures:
Senior secured notes, maturing 2017, interest rates fixed	13%	$—	$189.6
Senior secured notes, maturing 2020, interest rates fixed	7.5%	350.0	—
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	39.3	40.5
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	10.0	10.0
Limited recourse notes payable:
Senior notes, payable 2012, interest rates fixed	7.1%	—	7.9
Senior notes, payable 2013-2018, interest rates fixed	7.1 – 7.3%	112.0	112.0
Other financing:
Non-recourse notes payable 2018, interest rates variable	0.2%	368.7	368.7
Other		0.5	0.4
Total		880.5	729.1
Less: current portion		(97.8)	(13.2)
Net long-term portion		$782.7	$715.9

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $114 million and $122 million at December 31, 2012 and 2011. LP estimated the senior secured notes maturing in 2020 to have a fair value of $397 million at December 31, 2012 based upon market quotations. LP believes the carrying amounts of the Chilean term credit facility as well as the Brazil export facility approximates fair market value based upon current interest rates with similar remaining maturities.
In 1997, LP issued $47.9 million of senior notes in a private placement to institutional investors. The remaining $7.9 million of notes matured in 2012. They were secured by the final $9.9 million of notes receivable from Sierra Pacific Industries. Both the notes payable and notes receivable were paid in full at maturity.
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
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. At December 31, 2012, LP had $91.0 million of unused borrowing base capacity under the credit facility. The credit facility allows LP to pledge, as security for its reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the of the stated amount of such letters of credit. The above-described preclusion to LP’s utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At December 31, 2012, LP had no borrowings outstanding under the facility. Outstanding under this facility at December 31, 2012, were $9.0 million in letters of credit which were collateralized by $10.0 million of cash. Based upon LP’s available cash balances, LP does not currently anticipate using this facility except to obtain and maintain letters of credit.
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
In December 2009, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan will be repaid in 16 semi-annual principal payments that began in June 2012 and end in December 2019. The loan bears interest at UF plus 3.90% per annum, and is partially secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of LP’s obligations to repay the indebtedness outstanding. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates, the UF or principal payments. LP made principal payments of $5.5 million during 2012 which was offset by a UF change of $1.0 million plus the impact of foreign currency exchange rates of $3.2 million.
In August 2011, LP entered into an export financing loan agreement with a Brazilian bank. This loan is to be repaid in 10 equal semi-annual payments beginning in January 2013 and ending July 2017.

In May 2012, LP issued $350.0 million of 7.5% Senior Notes due 2020. LP used a portion of the proceeds to fully retire the remaining balance outstanding on the Senior Secured Notes due in 2017. In connection with this repurchase, LP recorded a loss on early debt extinguishment of $52.2 million which included $4.5 million associated with the unamortized financing costs associated with the Senior Secured Notes. On or after June 1, 2016, LP may, at its option on one or more occasions, redeem all or any portion of the Notes at specified redemption rates.

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

The weighted average interest rate for all long-term debt at December 31, 2012 and 2011 was approximately 4.2 percent and 5.5 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2013	$97.8
2014	7.6
2015	7.6
2016	7.6
2017	7.6
2018 and after	752.3
Total	$880.5
Cash paid during 2012, 2011 and 2010 for interest (net of capitalized interest) was $50.1 million, $56.6 million and $57.0 million.

13.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
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
Benefit accruals under our most significant plans, which account for approximately 80% of the assets and 82% of the benefit obligations in the tables below, had been credited at the rate of 4% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010 to these plans. The remaining defined benefit pension plans (primarily in Canada) use a variety of benefit formulas.
LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2012 and 2011, the trust assets were valued at $8.8 million and $16.7 million and are included in “Other assets” on the Consolidated Balance Sheets. LP did not contribute to this trust in 2012 or 2011. During the year ended December 31, 2012, LP paid its retiring CEO his accumulated SERP liability of $10.4 million through the use of the assets included in the grantor trust. In connection with this distribution, LP recorded a plan settlement charge of $2.2 million.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Service cost	$3.7	$2.9	$2.8
Interest cost	14.6	15.9	16.5
Expected return on plan assets	(16.8)	(18.2)	(18.2)
Amortization of prior service cost and net transition asset	0.3	0.3	0.3
Amortization of net actuarial loss	6.6	4.6	2.7
Net periodic pension cost	$8.4	$5.5	$4.1
Loss (gain) due to settlement	$2.2	$—	$0.2
Discount rate	4.41%	5.12%	5.95%
Rate of compensation increase	0.7%	0.6%	0.6%
Expected return on plan assets	6.87%	7.04%	7.17%
Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Net actuarial (gain) loss	$11.3	$43.2	$13.1
Amortization of net actuarial loss	(6.6)	(4.6)	(2.7)
Amortization of prior service cost	(0.3)	(0.3)	(0.4)
Settlement	(2.2)	—	—
Foreign exchange rate changes	—	(0.1)	0.2
Total recognized in OCI	$2.2	$38.2	$10.2

LP calculates the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. LP made the decision in the fourth quarter of 2008 to freeze future contribution credits as of January 1, 2010 to its qualified U.S. defined benefit pension plans. The decrease in net periodic pension cost from 2009 to 2010 was attributable to the decrease in service cost and a decrease in the amount of net actuarial loss amortized due to the lengthening of the amortization period based upon the frozen U.S. plans. LP recognized settlement charges of $2.2 million related to the LP SERP pension plan associated with the retirement of LP's previous CEO.
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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2012	2011
Change in benefit obligation:
Beginning of year balance	$339.3	$316.2
Service cost	3.7	2.9
Interest cost	14.6	15.9
Actuarial (gain)/loss	23.1	23.4
Curtailments/settlements	(2.2)	—
Foreign exchange rate changes	1.3	(1.5)
Benefits paid	(27.8)	(17.6)
End of year balance	$352.0	$339.3
Change in assets (fair value):
Beginning of year balance	$247.1	$255.2
Actual return on plan assets	26.4	(1.7)
Employer contribution	12.6	11.9
Foreign exchange rate changes	1.0	(0.7)
Benefits paid	(27.8)	(17.6)
End of year balance	$259.3	$247.1
Funded status	$(92.7)	$(92.2)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	3.78%	4.41%
Rate of compensation increase	0.64%	0.61%
The table above reflects contribution for the year ended December 31, 2012 which include the $10.4 million of assets used from the guarantor fund in payment of the SERP liability related to the retirement of LP's former CEO as noted above.
The amounts recognized in LP’s Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2012	2011
Noncurrent pension assets, included in “Other assets”	$0.4	$1.0
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(0.2)	(0.2)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(92.9)	(93.0)
Total	$(92.7)	$(92.2)
Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$156.0	$153.2
Prior service cost	0.4	0.7
Total	$156.4	$153.9
The total accumulated benefit obligation for all pension plans as of December 31, 2012 and 2011 was $346.0 million and $334.0 million.
The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $331.7 million and $244.6 million at December 31, 2012 and $320.8 million and $232.9 million at December 31, 2011. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $337.7 million and $244.6 million at December 31, 2012 and $326.1 million and $232.9 million at December 31, 2011.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2013 is:

Dollar amounts in millions
Net actuarial loss	$7.2
Prior service cost	0.3
Total	$7.5
LP expects to contribute approximately $1.9 million to its pension plans in 2013.
The benefits expected to be paid from the benefit plans, which reflect expected future service, are as follows:

Dollar amounts in millions
Year
2013	$18.1
2014	25.5
2015	20.0
2016	20.5
2017	23.6
2018 – 2022	112.5
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
Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2012	Actual Allocation
		2012	2011
Asset category
Equity securities	36.8%	36.4%	50.6%
Debt securities	37.3	37.8	23.6
Real estate	8.0	5.8	5.9
Other, including cash and cash equivalents	17.9	20.0	19.9
Total	100.0%	100.0%	100.0%
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

The fair value of LP’s pension plan assets at December 31, 2012 and December 31, 2011, fair value asset categories and the level of inputs as defined in Note 3 are as follows:

Dollar amounts in millions Asset Category	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$54.6	$25.0	$29.6	$—
International stock funds	39.6	12.1	27.5	—
Fixed income investment funds:(b)
Domestic bond funds	52.2	52.2	—	—
International bond funds	34.0	—	34.0	—
Diversified real asset funds	11.8	11.8	—	—
Real estate funds(c)	15.2	—	—	15.2
Multi-strategy funds(d)	49.5	—	—	49.5
Cash & cash equivalents	2.4	—	2.4	—
Total	$259.3	$101.1	$93.5	$64.7

Dollar amounts in millions Asset Category	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$78.4	$47.0	$31.4	$—
International stock funds	46.4	23.2	23.2	—
Fixed income investment funds:(b)
Domestic bond funds	26.5	26.5	—	—
International bond funds	31.6		31.6	—
Real estate funds(c)	14.5	—	—	14.5
Multi-strategy funds(d)	46.4	—	—	46.4
Cash & cash equivalents	3.3	0.3	3.0	—
Total	$247.1	$97.0	$89.2	$60.9
 _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	Real estate investments are primarily invested in U.S. commercial real estate.

(d)	The multi-strategy funds invest in various hedge funds of fund strategies.
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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds	Real Estate	Total
Balance at January 1, 2011	$45.4	$13.9	$59.3
Total unrealized gains (losses)	0.8	1.2	2.0
Net income	—	(0.6)	(0.6)
Management fees	0.2	—	0.2
Balance at December 31, 2011	$46.4	$14.5	$60.9

Total unrealized gains (losses)	$3.1	$1.0	$4.1
Net income	—	(0.3)	(0.3)
Management fees	—	—	—
Balance at December 31, 2012	$49.5	$15.2	$64.7
Defined Contribution Plans
LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Effective January 2009, LP discontinued its company match feature for its U.S. plans. Effective January 1, 2010, LP reinstated a match of up to 2% of an employee’s eligible wages. Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 3.0 million shares of LP common stock that represented approximately 21.2% of the total market value of plan assets at December 31, 2012.
In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).
Expenses related to defined contribution plans and the multiemployer plan in 2012, 2011 and 2010 were $5.2 million, $5.5 million and $4.2 million.
Other Benefit Plans
LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2012 and 2011 was $9.7 million and $8.5 million. Net expense related to these plans was not significant in 2012 or 2011.
Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $1.5 million and $2.1 million at December 31, 2012 and December 31, 2011 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

14.    STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2012, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.
Shareholder Rights Plan
In May 2008, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right represents the right to purchase one-hundredth of a share of Preferred Stock, at an exercise price of $100.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock.
Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase a number of additional shares of common stock of LP having a total market value of twice the exercise price of each right. The rights expire in June 2018, but can be redeemed by action of the Board of Directors prior to that time at $0.01 per right.
Warrants
During 2009, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the years ended December 31, 2012 and December 31, 2011, warrant exercises resulted in the issuances of 605,798 and 4,981,305 shares. At December 31, 2012, the remaining outstanding warrants were exercisable to purchase approximately 3,211,707 shares. The warrants (at date of grant) were valued based upon Black-Scholes option pricing model using expected stock price volatility of 53%; no expected dividends; risk-free interest rate of 2.6%; and an expected life of 8 years, which resulted in a fair value per share of $0.72.
Common Stock Plans
At December 31, 2012, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $8.4 million for the year ended December 31, 2012; $7.8 million for the year ended December 31, 2011 and $8.8 million for the year ended December 31, 2010.
LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2012, 2011 and 2010 based on its historical experience during the preceding three years. During 2010, LP changed the service requirement for future awards for its then current Chief Executive Officer which allowed awards to vest regardless of service period. For these awards, LP is required to expense the entire amount of the award as of the date of grant.

Stock Compensation Plans
LP grants options and stock settled stock appreciation rights (SSARs) to key employees and directors to purchase LP common stock. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2012, 3.4 million shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2012	2011	2010
Expected stock price volatility	64%	64%	59%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.7%	2.1%	2.4%
Expected life of options (in years)	5.1	5.2	5.1
Weighted average fair value of options and SSARs granted	$4.75	$5.59	$3.73
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

The following table summarizes stock options and SSARs outstanding as of December 31, 2012 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2010	6,611	$13.99
Options granted	1,160	$7.05
Options exercised	(83)	$2.17
Options canceled	(108)	$11.36
Options outstanding at December 31, 2010	7,580	$13.10
Options granted	834	$10.06
Options exercised	(18)	$4.93
Options canceled	(81)	$15.88
Options outstanding at December 31, 2011	8,315	$12.78
Options granted	971	$8.85
Options exercised	(751)	$6.24
Options canceled	(60)	$16.69
Options outstanding at December 31, 2012	8,475	$12.88	5.8	$64.7
Vested and expected to vest at December 31, 2012(1)	8,051	$—	—	$61.4
Options exercisable at December 31, 2012	6,622	$14.01	5.0	$45.3

 _______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2012. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.
As of December 31, 2012, there was $3.8 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.4 years. LP recognized $3.7 million, $3.9 million and $4.9 million in compensation expense associated with these awards for the years ended December 31, 2012, 2011 and 2010.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2012, 2011 and 2010 of $2.3 million, $2.3 million and $1.9 million. As of December 31, 2012, there was $2.7 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.1 years.

The following table summarizes incentive share awards outstanding as of December 31, 2012 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2010	570,569
Incentive shares awards granted	400,907
Incentive share awards vested	(4,236)
Incentive share awards canceled	(11,304)
Incentive share awards outstanding at December 31, 2010	955,936
Incentive shares awards granted	336,816
Incentive share awards vested	(121,500)
Incentive share awards canceled	(58,384)
Incentive share awards outstanding at December 31, 2011	1,112,868
Incentive shares awards granted	330,426
Incentive share awards vested	(407,909)
Incentive share awards canceled	(74,997)
Incentive share awards outstanding at December 31, 2012	960,388	1.1	$18.6
Vested and expected to vest at December 31, 2012(1)	912,369	1.1	$17.6
Incentive share awards exercisable at December 31, 2012	—	—	—
 _______________

(1)	Incentive shares expected to vest based upon historical forfeitures rate
Restricted Stock

LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2012, there was $2.0 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.1 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2012 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2010	665,521	$8.02
Restricted stock awards granted	210,536	7.00
Restrictions lapsing	(77,320)	22.99
Restricted stock awards canceled	(15,448)	5.93
Restricted stock awards at December 31, 2010	783,289	6.31
Restricted stock awards granted	149,239	10.14
Restrictions lapsing	(171,800)	15.27
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2011	760,728	5.04
Restricted stock awards granted	202,009	8.85
Restrictions lapsing	(405,750)	2.17
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2012	556,987	$8.51
LP recorded compensation expense related to these awards in 2012, 2011 and 2010 of $1.5 million, $1.3 million, and $1.7 million.
LP annually grants to each director restricted stock or restricted stock units. As of December 31, 2012, LP has 394,358 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in 2012 related to these grants was $0.3 million.
Performance Share Awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. This award was granted pursuant to the terms of LP's 1997 Incentive Stock Award Plan. If pre-determined market-based performance goals are met, shares of LP's stock will be issued to Mr. Stevens based upon a pre-determined vesting schedule based upon the required service periods. The fair market value of this award was determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of certain performance goals. LP recorded compensation expense related to these awards of $0.2 million in 2012. As of December 31, 2012, there was $1.1 million of total unrecognized compensation expense related to this award. This expense will be recognized over the next 3.3 years.
Phantom Stock
Beginning in 2011, LP annually grants phantom stock units to its directors. The awards are considered liability awards. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of December 31, 2012, LP had phantom stock units covering 75,816 shares outstanding under this program. LP recorded compensation expense related to these awards of $0.4 million in 2012.

15.    ASSET RETIREMENT OBLIGATIONS
The activity in LP’s asset retirement obligation liability for 2012 and 2011 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Dollar amounts in millions	Year ended December 31,
	2012	2011
Beginning balance	$7.4	$7.0
Accretion expense	0.8	0.4
Accrued to expense during the year	0.5	0.4
Payments made	(0.4)	(0.4)
Ending balance	$8.3	$7.4

16.    OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2012	2011	2010
Adjustment related to prior year inventory	$(1.5)	$—	$—
Severance	(0.5)	(1.1)	—
Adjustments to retirement accounts	(3.8)	—	—
Additions to litigation reserves	—	—	(2.2)
Reductions, net of additions, to product related contingency reserves	5.0	11.5	2.5
Reductions, net of additions, to product related warranty reserves	1.8	0.4	—
Additions to environmental related contingency reserves	—	(0.9)	—
Timber related reserves	0.8	1.5	—
Other	1.1	(0.2)	(0.4)
	$2.9	$11.2	$(0.1)
2012
During 2012, LP recorded a $2.9 million gain in "Other operating credits and charges, net". The components of the net charges include:

•	a loss of $1.5 million related to a prior year inventory adjustment;

•	a loss of $0.5 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada and other positions primarily related to the mill;

•	a loss of $3.8 million consisting of $2.2 million related to SERP settlement associated with the retirement of LP's previous CEO and $1.6 million related to termination indemnities in South America;

•	a gain of $5.0 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement (see Note 18 for further discussion);

•
a gain of $1.8 million consisting of a loss of $1.0 million for additions to warranty reserves associated with Canexel products sold in Europe in prior years, a loss of $0.8 million for additions to warranty reserves associated with a discontinued line of OSB siding and a gain of $3.6 million related to a reduction in hardboard siding trim warranty reserve; and

•	a gain of $0.8 million related to reductions in reforestation liabilities associated with LP's Canadian timber obligations.

2011
During 2011, LP recorded a $11.2 million gain in “Other operating credits and charges, net”. The components of the net credits include:

•	a loss of $1.1 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada and other positions;

•	a gain of 11.5 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement (see Note 18 for further discussion);

•	a gain of $1.5 million related to reductions in reforestation liabilities associated with LP's Canadian timber obligations;

•	a loss of 0.9 million related to an increase in environmental reserves associated with a site that is held for sale; and

•	a gain of $0.4 million related to reductions in our warranty reserves.
2010
During 2010, LP recorded a $0.1 million loss in “Other operating credits and charges, net”. The components of the net charges include:

•	a loss of $1.0 million associated with an assessment in connection with one of its indefinitely curtailed OSB mills;

•	a loss of $2.2 million associated with LP’s settlement of an anti-trust litigation matter;

•	a gain of $2.5 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement (see Note 18 for further discussion); and

•	a gain of $0.5 million associated with the reduction of certain liabilities associated with the acquisition of Le Groupe Forex.
Severance
Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

Dollar amounts in millions	Year ended December 31,
	2012	2011	2010
Beginning balance	$1.5	$0.6	$2.1
Charged to expense, continuing operations	1.0	1.9	0.5
Payments	(1.8)	(1.0)	(2.0)
Ending balance	$0.7	$1.5	$0.6
The balance of the accrued severance is included in “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets. The balance as of December 31, 2012 is payable under contract through 2013. For the year ended December 31, 2012, severance expense is primarily related to OSB segment or general and corporate expenses.

17.    LOSS ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS
The major components of “Loss on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2012	2011	2010
Impairment charges on long-lived assets	$(4.4)	$(74.0)	$(2.4)
Gain (loss) on sale of other long-lived assets	(0.5)	0.1	—
	$(4.9)	$(73.9)	$(2.4)
2012
During 2012, LP recorded a loss on sale of and impairment of long-lived assets of $4.9 million. This net loss includes the following item:

•
a of $4.4 million charge related to the impairment of assets associated with an OSB mill in Quebec, Canada, included in assets held for sale, based upon a change in the plan of their sale of various assets held for sale to reduce their carrying value to the estimated selling price less selling costs.

2011
During 2011, LP recorded a loss on sale of and impairment of long-lived assets of $73.9 million. This net loss includes the following items:

•	a loss of $62.0 million associated with the impairment review of its LSL facility in Houlton, Maine;

•	a loss of $12.0 million associated with assets held and used or held for sale; and

•	a gain of 0.1 million associated with the sale of non-operating sites.
2010
During 2010, LP recorded a loss on sale of and impairment of long-lived assets of $2.4 million. This net loss includes the following items:

•	a loss of $0.9 million associated with the valuation of certain road systems in Canada; and

•	a loss of $1.5 million associated with assets held and used or held for sale.

18.    CONTINGENCIES
LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2012	2011
Environmental reserves	$14.1	$15.0
Hardboard siding reserves	0.7	6.2
Total contingencies	14.8	21.2
Current portion	(2.0)	(4.0)
Long-term portion	$12.8	$17.2
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
In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $2.2 million of costs, relating to three sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

•
Approximately $2.7 million of costs, related to four transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

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
The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Beginning balance	$15.0	$14.3	$14.7
Adjusted to expense (income) during the year	0.7	1.5	0.3
Payments made	(1.6)	(0.8)	(0.7)
Ending balance	$14.1	$15.0	$14.3
During 2012, 2011 and 2010, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs.

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

During 2010, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. During 2011 and 2012, LP decreased its reserves in connection with this settlement due to reductions in claims activity. LP believes that the reserve balance at December 31, 2012 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table. Included in this table for 2012 and 2011 are reimbursements received by LP from an insurance company for a portion of the claims payments and administrative costs covered under a court judgment related to production and sales of the specific products for specific years.

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Beginning balance	$6.2	$17.8	$24.2
Accrued (reversed) to expense	(5.0)	(10.7)	(2.5)
Claims reimbursement	—	0.6	1.0
Payments made for claims	(0.4)	(1.1)	(3.6)
Payments made for administrative costs	(0.1)	(0.4)	(1.3)
Ending balance	$0.7	$6.2	$17.8
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
At December 31, 2012, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2013	$3.1
2014	2.6
2015	2.5
2016	2.1
2017	1.7
2018 and thereafter	7.8
Total	$19.8
As of December 31, 2012, LP has entered into non-cancelable subleases for a portion of its corporate headquarters in Nashville, Tennessee. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $1.2 million (in total for all years) due in the future. Rental expense for operating leases amounted to $8.3 million, $9.5 million and $9.6 million in 2012, 2011 and 2010.

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

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
Beginning balance	$30.3	$29.5	$32.9
Accrued to expense during the year	4.5	13.7	11.2
Credited to other operating credits and charges	(1.8)	—	—
Payments made	(11.6)	(12.9)	(14.6)
Total warranty reserves	21.4	30.3	29.5
Current portion	(12.0)	(12.0)	(10.0)
Long term portion	$9.4	$18.3	$19.5
The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.
LP increased the warranty reserves related to discontinued composite decking products by $12 million in 2011 and $5.2 million in 2010. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, LP established a voluntary recall of the affected decking. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for these products. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 18) and believe as of December 31, 2012 that the reserves associated with these matters are adequate.
During 2012, LP increased the warranty reserve related to it discontinued vinyl siding products by $3.6 million. LP had increased this warranty reserve in 2010. The changes to the reserve reflected revised estimates of future claims.
LP believes that the warranty reserve balances at December 31, 2012 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.

22.    DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Included in the operating losses of discontinued operations for the year ended December 31, 2012 is an increase in warranty reserves of $3.6 million associated with products previously discontinued based upon increases in warranty claim activity during the year ended December 31, 2012.
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

23.    ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension and post retirement adjustments. The table below breaks down these balances, net of tax:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2009	$(8.1)	$(65.6)	$(0.1)	$11.4	$(2.2)	$(64.6)
Activity	7.7	(7.6)	(0.2)	(4.9)	—	(5.0)
Balance at December 31, 2010	(0.4)	(73.2)	(0.3)	6.5	(2.2)	(69.6)
Activity	(7.8)	(22.8)	0.7	(6.3)	(0.4)	(36.6)
Balance at December 31, 2011	(8.2)	(96.0)	0.4	0.2	(2.6)	(106.2)
Activity	0.6	(3.0)	(0.7)	0.8	0.6	(1.7)
Balance at December 31, 2012	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included income tax benefit of $0.9 million, $14.1 million and $3.0 million in 2012, 2011 and 2010.

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

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
SALES BY BUSINESS SEGMENT
OSB	$814.1	$542.0	$602.7
Siding	500.9	429.8	427.8
Engineered Wood Products	213.4	203.3	192.0
South America	168.8	144.9	124.7
Other products	37.4	39.4	42.9
Intersegment Sales	(18.8)	(2.5)	(6.5)
Total sales	$1,715.8	$1,356.9	$1,383.6
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$124.0	$(63.5)	$25.8
Siding	67.4	42.0	51.3
Engineered Wood Products	(13.9)	(15.5)	(21.3)
South America	18.0	11.6	7.2
Other products	(5.7)	(12.5)	(1.1)
Other operating credits and charges, net	2.9	11.2	(0.1)
Gain (loss) on sales of and impairments of long-lived assets	(4.9)	(73.9)	(2.4)
General corporate and other expense, net	(78.7)	(66.4)	(73.4)
Investment income	14.8	28.7	38.4
Interest expense, net of capitalized interest	(49.3)	(56.9)	(63.9)
Other-than-temporary investment impairment	—	(14.8)	(17.0)
Other non-operating income (expense)	(34.9)	(1.0)	2.2
Income (loss) from continuing operations before taxes	39.7	(211.0)	(54.3)
Provision (benefit) for income taxes	7.6	(39.1)	(22.1)
Income (loss) from continuing operations	$32.1	$(171.9)	$(32.2)

	Year ended December 31,
	2012	2011	2010
DEPRECIATION AND AMORTIZATION
OSB	$33.1	$36.3	$37.4
Siding	15.5	15.5	18.1
Engineered Wood Products	11.0	12.6	13.1
South America	12.0	11.6	10.0
Other products	0.6	0.8	1.1
Non-segment related	1.7	2.1	2.3
Total depreciation and amortization	$73.9	$78.9	$82.0

CAPITAL EXPENDITURES
OSB	$10.1	$8.9	$7.1
Siding	8.7	5.9	5.6

Engineered Wood Products	2.5	2.0	0.4
South America	4.6	2.7	1.1
Other products	0.9	0.2	—
Non-segment related	4.4	1.7	0.3
Total capital expenditures	$31.2	$21.4	$14.5

Information concerning identifiable assets by segment is as follows:

Dollar amounts in millions	December 31,
	2012	2011
IDENTIFIABLE ASSETS
OSB	$532.0	$525.6
Siding	178.1	167.1
Engineered Wood Products	136.5	141.4
South America	168.1	156.6
Other products	25.2	33.6
Non-segment related	1,291.1	1,115.6
Total assets	$2,331.0	$2,139.9
Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.
Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2012	2011	2010
GEOGRAPHIC SEGMENTS
Total Sales—Point of origin
U.S.	$1,342	$991	$1,015
Canada	331	280	314
South America	164	145	125
Intersegment sales	(121)	(59)	(70)
Total Sales	$1,716	$1,357	$1,384
Operating profit (loss)
U.S.	$169	$14	$55
Canada	3	(64)	—
South America	18	12	7
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(2)	(63)	(3)
General corporate expense, other-than-temporary investment impairment, loss on early debt extinguishment, realized gain on long term investments, translation gains (losses) and interest, net	(148)	(110)	(113)
	40	(211)	(54)
Provision (benefit) for income taxes	8	(39)	(22)
Income (loss) from continuing operations	$32	$(172)	$(32)

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$540	$576	$683
Canada	144	158	172
South America	100	107	127
Total assets	$784	$841	$982

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2012	2011	2012	2011	2012	2011	2012	2011
QUARTERLY DATA
Net sales	$361.5	$331.7	$427.8	$362.4	$467.8	$350.6	$458.7	$312.2
Income (loss) from continuing operations before taxes, equity in (income) loss of unconsolidated affiliates	(10.6)	(26.4)	(45.5)	(33.9)	37.3	(74.2)	56.8	(49.6)
Income (loss) from continuing operations	(11.2)	(22.9)	(37.2)	(32.9)	31.4	(59.3)	49.1	(56.8)
Net income (loss)	$(11.3)	$(22.9)	$(37.3)	$(35.4)	$31.3	$(65.6)	$46.1	$(57.2)
Income (loss) from continuing operations per share—basic	$(0.08)	$(0.18)	$(0.27)	$(0.25)	$0.23	$(0.44)	$0.35	$(0.42)
Income (loss) from continuing operations per share—diluted	$(0.08)	$(0.18)	$(0.27)	$(0.25)	$0.22	$(0.44)	$0.34	$(0.42)
Net income (loss) per share—basic	$(0.08)	$(0.18)	$(0.27)	$(0.27)	$0.23	$(0.49)	$0.33	$(0.42)
Net income (loss) per share—diluted	$(0.08)	$(0.18)	$(0.27)	$(0.27)	$0.22	$(0.49)	$0.32	$(0.42)
Cash dividends per share	—	—	—	—	—	—	—	—
SALES BY SEGMENT:
OSB	$149.0	$132.1	$194.9	$140.6	$226.6	$138.8	$243.1	$130.6
Siding	113.1	106.2	137.0	118.6	134.1	112.0	116.7	93.0
Engineered wood products	48.6	48.3	51.7	53.6	61.5	54.9	51.6	46.4
South America	42.4	35.3	42.7	39.5	42.0	36.3	41.7	33.8
Other	10.0	10.5	10.7	10.4	9.1	9.5	7.5	9.1
Intersegment sales	(1.6)	(0.7)	(9.2)	(0.3)	(5.5)	(0.9)	(1.9)	(0.7)
Total net sales	$361.5	$331.7	$427.8	$362.4	$467.8	$350.6	$458.7	$312.2
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(0.3)	$(9.1)	$17.0	$(22.9)	$49.3	$(16.0)	$58.0	$(15.5)
Siding	16.8	12.7	19.4	11.3	20.3	11.8	11.0	6.2
Engineered wood products	(2.8)	(5.5)	(3.4)	(3.2)	(3.0)	(3.2)	(4.6)	(3.6)
South America	3.1	3.6	3.6	4.2	4.5	2.3	6.8	1.5
Other	(0.7)	(0.7)	(1.9)	(2.0)	(2.0)	(3.2)	(1.2)	(6.6)
Other operating credits and charges, net	0.2	0.8	(0.2)	0.6	(1.2)	9.8	4.1	—
Loss on sale of and impairment of long-lived assets	(0.1)	(5.5)	(0.1)	(2.5)	(4.3)	(65.0)	(0.4)	(0.9)
General corporate and other expenses, net	(20.1)	(17.8)	(18.2)	(16.5)	(18.1)	(15.2)	(22.4)	(16.9)
Non-operating income (expense)	(0.1)	1.8	(54.8)	0.6	0.4	(4.0)	19.6	0.6
Other-than-temporary investment impairment	—	—	—	—	—	—	—	(14.8)
Investment income	4.2	4.0	3.4	3.5	4.1	16.7	3.1	4.5
Interest expense, net of capitalized interest	(12.6)	(14.0)	(13.1)	(14.4)	(10.7)	(14.2)	(12.9)	(14.3)
Income (loss) from operations before taxes	(12.4)	(29.7)	(48.3)	(41.3)	39.3	(80.2)	61.1	(59.8)
Provision (benefit) for income taxes	(1.2)	(6.8)	(11.1)	(8.4)	7.9	(20.9)	12.0	(3.0)
Income (loss) from continuing operations	$(11.2)	$(22.9)	$(37.2)	$(32.9)	$31.4	$(59.3)	$49.1	$(56.8)

Included in “Other operating credits and charges, net” and “(Gain) loss on sale or impairment of long-lived assets” for continuing operations are the following:
In the first quarter of 2012, LP recorded a loss of $0.3 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada as well as a reversal of a $0.5 million loss associated with an assessment related to one of its indefinitely curtailed OSB mills.
In the third quarter of 2012, LP recorded a loss of $1.0 million related to an increase in product related warranty reserves associated with Canexel products sold in Europe in prior years; a loss of $4.4 million related to the impairment of assets associated with an OSB mill in Quebec, Canada, held for sale based upon a change in the plan of their sale to reduce their carrying value to the estimated selling price less selling costs.
In the fourth quarter of 2012, LP recognized a gain of $20.0 million from the settlement of its ARS litigation with Deutsche Bank Securities, Inc.; a loss of $1.5 million related to a prior year inventory adjustment; a loss $3.8 million consisting of $2.2 million related to SERP curtailment associated with the retirement of LP's previous CEO and $1.6 million related to termination indemnities in South America; a gain of $5.0 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement; a gain of $3.6 million is related to a reduction in hardboard siding trim reserve and a loss of $0.8 million for additions to warranty reserves associated with a discontinued line of OSB siding.
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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements and has issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.
The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2012 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 28, 2013

PART III

ITEM 10.    Directors and Executive Officers of the Registrant
Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement to be filed by LP for its 2013 annual meeting of stockholders (the “2013 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2013 Proxy Statement.
Information regarding each of LP’s executive officers as of February 28, 2013, including employment history for the past five years, is set forth below:

Name	Age	Title
Curtis M. Stevens	60	Chief Executive Officer
Sallie B. Bailey	53	Executive Vice President, CFO
Richard S. Olszewski	56	Executive Vice President, Sales and Marketing and South America
Jeffrey N. Wagner	58	Executive Vice President, OSB
W. Bradley Southern	53	Senior Vice President, Siding
Brian E. Luoma	50	Senior Vice President, EWP
Curtis M. Stevens has been Chief Executive Officer since May 2012 and was previously Executive Vice President, Chief Operating Officer since December 2011 and Executive Vice President, Administration and Chief Financial Officer from May 2002 to December 2011. He previously served as Vice President, Treasurer and Chief Financial Officer from September 1997 to April 2002.
Sallie B Bailey has been Executive Vice President, Chief Financial Officer since December 2011. She previously served as Vice President and Chief Financial Officer of Ferro Corporation from 2007 through 2010 and previously Senior Vice President, Finance and Controller of Timken Company.
Richard S. Olszewski has been Executive Vice President, Sales and Marketing since September 2007. Previously he was Vice President of the Fasson Roll Division, North America, a division of Avery Dennison Corporation.
Jeffrey N. Wagner has been Executive Vice President of OSB since May 2006 and previously Vice President OSB since November 2004. He served as Vice President, Forest Resources, Supply Management and Logistics from 2003 to 2004. Previously, Mr. Wagner served as Director of Supply Management.
W. Bradley Southern has been Senior Vice President, Siding since May 2012 and previous Vice President of Specialty Operations since 2004.
Brian E. Luoma has been Senior Vice President, EWP since May 2012 and previous Vice President of EWP since 2006.
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

ITEM 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2013 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2013 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.
Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “ Principles of Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2013 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in the 2013 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this report:
Consolidated Balance Sheets—December 31, 2012, and 2011.
Consolidated Statements of Income—years ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Comprehensive Income—years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows—years ended December 31, 2012, 2011, 2010.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2012, 2011 and 2010.
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

Date:	February 28, 2013	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ SALLIE B. BAILEY
Sallie B. Bailey Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 28, 2013	/s/ CURTIS M. STEVENS
Curtis M. Stevens Chief Executive Officer, Director (Principal Executive Officer)

February 28, 2013	/s/ SALLIE B. BAILEY
Sallie B Bailey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2013	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

February 28, 2013	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 28, 2013	/s/ COLIN D.WATSON
Colin D.Watson Director

February 28, 2013	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director

February 28, 2013	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 28, 2013	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 28, 2013	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

February 28, 2013	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

February 28, 2013	/s/ JOHN W. WEAVER
John W. Weaver Director

EXHIBIT INDEX
On written request, Louisiana-Pacific Corporation (LP) will furnish to any record holder or beneficial holder of its common stock any exhibit to this report upon the payment of a fee equal to LP’s costs of copying such exhibit plus postage. Any such request should be sent to: Louisiana-Pacific Corporation, 414 Union Street, Suite 2000, Nashville, TN 37219.
Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements. Each prior LP filing which contains an exhibit incorporated by reference herein is filed under SEC File No. 001-07107.

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

4.2
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

10.1(f)
Sixth Amendment to Loan and Security Agreement, dated July 6, 2012, among the Company, and its subsidiaries, GreenStone Industries, Inc., Ketchikan Pulp Company, Louisiana-Pacific International, Inc., LPS Corporation, 3047525 Nova Scotia Company, 3047526 Nova Scotia Company, Louisiana-Pacific Limited Partnership, Louisiana-Pacific Canada Ltd., Louisiana-Pacific (OSB) Ltd., Louisiana-Pacific Canada Pulp Co. and Louisiana-Pacific Canada Sales ULC and Bank of America, N.A. Incorporated by reference to 10.1 to LP's Current Report on Form 8-K dated July 11, 2012.

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

10.3
Indenture, dated as of May 21, 2012, between Louisiana-Pacific Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit10.3 to LP's Current Report on Form 8-K dated May 21, 2012. *

10.4
Note Purchase Agreement, dated June 30, 1998, among LP, LP SPV2, LLC and the Purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

10.6(b)
Settlement Agreement, dated November 30, 2012, between Duetsche Bank Securities, Inc. and LP. Incorporated herein by reference to Exhibit 10.6(b) to LP’s Current Report on Form 8-K dated December 3, 2012.

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

10.10	Annual Cash Incentive Award Plan, as amended and restated as of February 12, 2009. Incorporated herein by reference to Appendix B to LP’s Proxy Statement dated March 23, 2009. *

10.11	Performance Share Award Agreement LP and Curtis M. Stevens

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