Form 10-Q
period 2013-03-30
LOUISIANA-PACIFIC CORP
filed 2013-05-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 139,361,409 shares of Common Stock, $1 par value, outstanding as of May 7, 2013.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended March 31,
	2013	2012
Net sales	$537.5	$361.5
Operating costs and expenses:
Cost of sales	392.6	313.3
Depreciation and amortization	18.7	19.1
Selling and administrative	35.4	31.3
Loss on sale or impairment of long-lived assets, net	—	0.1
Other operating credits and charges, net	1.6	(0.2)
Total operating costs and expenses	448.3	363.6
Income (loss) from operations	89.2	(2.1)
Non-operating income (expense):
Interest expense, net of capitalized interest	(10.6)	(12.6)
Investment income	3.5	4.2
Other non-operating items	(0.7)	(0.1)
Total non-operating expense	(7.8)	(8.5)
Income (loss) from continuing operations before taxes and equity in (income) loss of unconsolidated affiliates	81.4	(10.6)
Provision (benefit) for income taxes	23.2	(1.2)
Equity in (income) loss of unconsolidated affiliates	(7.2)	1.8
Income (loss) from continuing operations	65.4	(11.2)
Loss from discontinued operations before taxes	(0.1)	(0.2)
Benefit for income taxes	—	(0.1)
Loss from discontinued operations	(0.1)	(0.1)
Net income (loss)	$65.3	$(11.3)
Income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$0.47	$(0.08)
Loss from discontinued operations	—	—
Net income (loss) per share	$0.47	$(0.08)
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$0.45	$(0.08)
Loss from discontinued operations	—	—
Net income (loss) per share	$0.45	$(0.08)

Average shares of stock outstanding - basic	138.4	136.6
Average shares of stock outstanding - diluted	144.4	136.6

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2013	2012
Net income (loss)	$65.3	$(11.3)
Other comprehensive income
Foreign currency translation adjustments	1.9	4.7
Unrealized loss on derivative instruments	—	(0.2)
Unrealized gain on marketable securities, net of reversals	0.3	0.2
Defined benefit pension plans	1.4	0.7
Other comprehensive income, net of tax	3.6	5.4

Comprehensive income (loss)	$68.9	$(5.9)
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$560.5	$560.9
Receivables, net of allowance for doubtful accounts of $1.1 million at March 31, 2013 and December 31, 2012	135.8	82.7
Inventories	255.1	209.8
Other current assets	4.5	6.0
Deferred income taxes	63.3	12.3
Current portion of notes receivable from asset sales	91.4	91.4
Assets held for sale	32.5	32.5
Total current assets	1,143.1	995.6
Timber and timberlands	39.5	40.1
Property, plant and equipment, at cost	2,073.3	2,061.6
Accumulated depreciation	(1,327.3)	(1,310.8)
Net property, plant and equipment	746.0	750.8
Notes receivable from asset sales	432.2	432.2
Long-term investments	2.5	2.0
Restricted cash	10.5	12.0
Investments in and advances to affiliates	73.5	68.6
Deferred debt costs	8.8	9.2
Other assets	16.0	15.5
Long-term deferred tax asset	—	5.0
Total assets	$2,472.1	$2,331.0
LIABILITIES AND EQUITY
Current portion of long-term debt	$7.9	$7.8
Current portion of limited recourse notes payable	90.0	90.0
Accounts payable and accrued liabilities	154.6	139.5
Current portion of contingency reserves	2.0	2.0
Total current liabilities	254.5	239.3
Long-term debt, excluding current portion	782.2	782.7
Contingency reserves, excluding current portion	12.6	12.8
Other long-term liabilities	166.6	168.8
Deferred income taxes	163.3	93.6
Stockholders’ equity:
Common stock	150.4	150.4
Additional paid-in capital	503.8	533.6
Retained earnings	775.9	710.6
Treasury stock	(232.9)	(252.9)
Accumulated comprehensive loss	(104.3)	(107.9)
Total stockholders’ equity	1,092.9	1,033.8
Total liabilities and stockholders’ equity	$2,472.1	$2,331.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65.3	$(11.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18.7	19.1
(Income) loss from unconsolidated affiliates	(7.2)	1.8
Loss on sale or impairment of long-lived assets	—	0.1
Other operating credits and charges, net	1.6	(0.2)
Stock-based compensation related to stock plans	2.1	2.7
Exchange (gain) loss on remeasurement	(0.3)	0.3
Cash settlement of contingencies	(0.1)	(0.6)
Cash settlements of warranties, net of accruals	(2.0)	(2.4)
Pension expense, net of cash payments	1.5	1.6
Non-cash interest expense, net	0.4	0.6
Other adjustments, net	0.5	(0.1)
Increase in receivables	(52.4)	(40.5)
Increase in inventories	(48.6)	(45.8)
Decrease in other current assets	1.4	1.9
Increase in accounts payable and accrued liabilities	12.1	9.7
Increase (decrease) in deferred income taxes	23.8	(1.3)
Net cash provided by (used in) operating activities	16.8	(64.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(13.2)	(2.6)
Investments in and advances to joint ventures	6.8	(3.0)
Proceeds from sales of assets	—	8.9
Decrease in restricted cash under letters of credit/credit facility	1.5	0.9
Net cash provided by (used in) investing activities	(4.9)	4.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1.0)	—
Taxes paid related to net share settlement of equity awards	(11.8)	—
Other, net	0.1	—
Net cash used in financing activities	(12.7)	—
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.4	0.7
Net decrease in cash and cash equivalents	(0.4)	(59.5)
Cash and cash equivalents at beginning of period	560.9	340.0
Cash and cash equivalents at end of period	$560.5	$280.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	150.4	$150.4	(11.9)	$(252.9)	$533.6	$710.6	$(107.9)	$1,033.8
Net income	—	—	—	—	—	65.3	—	65.3
Issuance of shares for employee stock plans and stock-based compensation	—	—	1.5	31.8	(31.7)	—	—	0.1
Taxes paid related to net share settlement of equity awards	—	—	(0.6)	(11.8)	—	—	—	(11.8)
Compensation expense associated with stock awards	—	—	—	—	1.9	—	—	1.9
Other comprehensive income	—	—	—	—	—	—	3.6	3.6
Balance, March 31, 2013	150.4	$150.4	(11.0)	$(232.9)	$503.8	$775.9	$(104.3)	$1,092.9
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 2 – STOCK-BASED COMPENSATION
At March 31, 2013, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.1 million for the quarter ended March 31, 2013 as compared to $2.7 million for the quarter ended March 31, 2012. Included in total stock compensation expense for the first quarter ended March 31, 2012, is stock compensation expense of $1.0 million related to awards granted to LP's retired Chief Executive Officer.
Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At March 31, 2013, 4.3 million shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first three months of the respective years noted:

	2013	2012
Expected stock price volatility	69.2%	63.3%
Expected dividend yield	—%	—%
Risk-free interest rate	0.9%	0.7%
Expected life of options	5 years	5 years
Weighted average fair value of options and SSARs granted	$11.68	$4.68
The following table summarizes stock options and SSARs outstanding as of March 31, 2013, as well as activity during the three month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2013	8,475	$12.88
SSARs granted	343	20.49
Options / SSARs exercised	(1,805)	9.13
Options /SSARs canceled	—	—
Options/SSARs outstanding at March 31, 2013	7,013	$14.22	5.7	$57.4
Vested and expected to vest at March 31, 2013	6,663	—	—	$54.6
Options/SSARS exercisable at March 31, 2013	5,719	$14.70	—	$45.2
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2013. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of March 31, 2013, there was $6.8 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.9 years. LP recorded compensation expense related to these awards in the first three months of 2013 of $0.8 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards vest three years from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first three months of 2013 of $0.6 million. As of March 31, 2013, there was $4.7 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.6 years.
The following table summarizes incentive share awards outstanding as of March 31, 2013 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2013	960,388
Incentive share awards granted	123,286
Incentive share awards vested	(341,607)
Incentive share awards canceled	(478)
Incentive shares outstanding at March 31, 2013	741,589	1.6	$16.0
Vested and expected to vest at March 31, 2013	704,510	—	$15.2
Incentive share awards exercisable at March 31, 2013	—	—	—
Restricted Stock
LP grants restricted stock to certain senior employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of March 31, 2013, there was $3.8 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.8 years. LP recorded compensation expense related to these awards in the first three months of 2013 of $0.4 million.
The following table summarizes the restricted stock outstanding as of March 31, 2013 as well as activity during the three months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2013	556,987	$8.51
Restricted stock awards granted	108,174	20.49
Restrictions lapsed	(205,739)	7.00
Restricted stock awards at March 31, 2013	459,422	$12.01
LP annually grants to each director restricted stock or restricted stock units. As of March 31, 2013, LP has 77,533 shares (or restricted stock units) outstanding under this program.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. LP recorded compensation expense related to these awards of $0.1 million in the first three months of 2013. As of March 31, 2013, there was $1.1 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 3.1 years.
Phantom stock
Beginning in 2011, LP annually grants phantom stock units to its directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of March 31, 2013, LP had 75,816 shares outstanding under this program. LP recorded compensation expense related to these awards of $0.2 million in the first three months of 2013.

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
The following table summarizes assets measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$2.5	$—	$—	$2.5
Trading securities	1.9	1.9	—	—
Total	$4.4	$1.9	$—	$2.5
Dollar amounts in millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$2.0	$—	$—	$2.0
Trading securities	1.7	1.7	—	—
Total	$3.7	$1.7	$—	$2.0
The following table summarizes changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31, 2013 and 2012.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2011	$0.7
Total realized/unrealized gains included in other comprehensive income	0.3
Balance at March 31, 2012	$1.0
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2012	$—

Balance at December 31, 2012	$2.0
Total realized/unrealized gains included in other comprehensive income	0.5
Balance at March 31, 2013	$2.5
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at March 31, 2013	$—
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

Dollar and share amounts in millions, except per share amounts	Quarter Ended March 31,
	2013	2012
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$65.4	$(11.2)
Loss from discontinued operations	(0.1)	(0.1)
Net income (loss)	$65.3	$(11.3)
Denominator:
Basic - weighted average common shares outstanding	138.4	136.6
Dilutive effect of stock warrants	3.0	—
Dilutive effect of stock plans	3.0	—
Diluted shares outstanding	144.4	136.6
Basic earnings per share:
Income (loss) from continuing operations	$0.47	$(0.08)
Loss from discontinued operations	—	—
Net income (loss) per share	$0.47	$(0.08)
Diluted earnings per share:
Income (loss) from continuing operations	$0.45	$(0.08)
Loss from discontinued operations	—	—
Net income (loss) per share	$0.45	$(0.08)
For the quarter ended March 31, 2013, stock options and SSARs related to approximately 2.2 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation. For the quarter ended March 31, 2012, stock options, stock warrants and SSARs relating to approximately 7.4 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.
At March 31, 2013, outstanding warrants were exercisable to purchase approximately 3,211,707 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	March 31, 2013	December 31, 2012
Trade receivables	$129.5	$76.0
Interest receivables	2.8	0.8
Income tax receivable	0.8	1.8
Other receivables	3.8	5.2
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$135.8	$82.7
Other receivables at March 31, 2013 and December 31, 2012 primarily consist of Canadian sales tax receivables, receivables from joint ventures and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2013	December 31, 2012
Logs	$60.5	$37.6
Other raw materials	22.2	17.7
Finished products	159.8	142.7
Supplies	13.6	12.8
LIFO reserve	(1.0)	(1.0)
Total	$255.1	$209.8
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of March 31, 2013 and December 31, 2012, LP included two OSB mills and various assets at a third OSB mill, as well as various non-operating sites, in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollars in millions	March 31, 2013	December 31, 2012
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$10.0	$10.0
Buildings	17.1	17.1
Machinery and equipment	140.8	140.8
	167.9	167.9
Accumulated depreciation	(135.4)	(135.4)
Net property, plant and equipment	$32.5	$32.5
NOTE 8 – INCOME TAXES
Accounting standards state that companies account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amount thereof that is more likely than not to be realized. The likelihood of realizing deferred tax assets is evaluated by, among other things, estimating future taxable income, considering the future reversal of existing deferred tax liabilities to which the deferred tax assets may be applied and assessing the impact of tax planning strategies.
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
For the first quarter of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions which are anticipated to be utilized in the current year based upon projected income.  For the first quarter of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions.
The income tax components and associated effective income tax rates for the three months ended March 31, 2013 and 2012 are as follows:

	Quarter Ended March 31,
	2013		2012
Dollars in millions	Tax Provision	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$23.2	26%	$(1.2)	9%
Discontinued operations	—	35%	(0.1)	35%
	$23.2	26%	$(1.3)	10%

LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 - 2009 for which field work has been completed. LP has protested certain proposed adjustments and requested review by the IRS Appeals Office. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2012. Canadian federal income tax returns have been audited and effectively settled through 2004, and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2011. As of March 31, 2013, the Chilean Tax Office was in process of auditing tax year 2011.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. Based solely upon the future reversal of existing deferred tax liabilities, LP believes that the valuation allowances provided are appropriate. If LP were to determine that it would not be able to realize a portion of an existing net deferred tax asset in excess of an existing valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period in which such determination was made. Conversely, if it were to make a determination that it is more likely than not that an existing deferred tax asset for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded in the period in which such determination was made.
As of March 31, 2013, the Company reclassified $51.0 million of long term deferred tax assets to current based upon the anticipated utilization of net operating loss carryforwards and other items during the next twelve months.
As a result of certain realization requirements of ASC 718 Compensation -- Stock Compensation, certain deferred tax assets as of March 31, 2013 are not recognized related to amounts of equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $12.9 million if and when such deferred tax assets are ultimately realized. LP uses tax law ordering when determining when excess tax benefits have been realized.
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	March 31, 2013	December 31, 2012
Debentures:
Senior notes, maturing 2020	$350.0	$350.0
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	40.0	39.3
Brazilian export financing facility, maturing 2017	9.0	10.0
Limited recourse notes payable:
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.4	0.5
Total	880.1	880.5
Less: current portion	(97.9)	(97.8)
Net long-term portion	$782.2	$782.7
LP issued $348.6 million ($112.0 million remaining outstanding as of March 31, 2013) of senior notes in 1998 in a private placement to institutional investors. The remaining notes mature in principal amounts of $90.0 million in 2013 and $22.0 million in 2018. The remaining notes are secured by $113.7 million of secured notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.
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
In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is secured by substantially all of the property owned by LP Chile S.A. The loan will be repaid in 16 equal semi-annual payments that began in June 2012 and end in December 2019.  No payments were made during the first quarter of 2013 and any increases or decreases in the loan balance shown are related to changes in the underlying foreign currency exchange rates or required inflation adjustments.
In August 2011, LP entered into a export financing loan agreement with a Brazilian bank pursuant to which it borrowed $10.0 million. This loan will be repaid in 10 equal semi-annual payments that began in January 2013 and end in July 2017.
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
LP estimates the Senior Notes maturing in 2020 to have a fair value of $397.3 million at March 31, 2013 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended March 31,
Dollar amounts in millions	2013	2012
Adjustment related to prior year inventory	$(1.6)	$—
Severance	—	(0.3)
Construction related legal reserve	—	0.5
	$(1.6)	$0.2
During the first quarter of 2013, LP recorded an expense of $1.6 million related to a prior year inventory adjustment.
During the first quarter of 2012, LP recorded an expense of $0.3 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada as well as a reversal of a $0.5 million expense associated with an assessment in connection with one of its indefinitely curtailed OSB mills.
NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has equity investments in AbitibiBowater-LP (a manufacturer of I-joist) and Canfor-LP ( a manufacturer of OSB). LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP and Canfor-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended March 31, 2013 and 2012, LP sold $3.5 million and $1.6 million of products to AbitibiBowater-LP and purchased $11.0 million and $7.8 million of I-joist from AbitibiBowater-LP. LP also purchased $60.2 million and $26.9 million of OSB from Canfor-LP during the quarters ended March 31, 2013 and 2012. Included in LP’s Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 are $2.5 million and $1.4 million in accounts receivable from these affiliates and $9.8 million and $6.7 million in accounts payable to these affiliates.
During the fourth quarter of 2012, LP announced its intent to acquire the remaining interest in the Canfor-LP joint venture noted above. It is anticipated that this transaction will close in the second quarter of 2013.
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

NOTE 13 – SELECTED SEGMENT DATA
LP operates in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012.

	Quarter Ended March 31,
Dollar amounts in millions	2013	2012
Net sales:
OSB	$286.7	$149.0
Siding	133.8	113.1
Engineered Wood Products	63.4	48.6
South America	45.1	42.4
Other	9.1	10.0
Intersegment sales	(0.6)	(1.6)
	$537.5	$361.5
Operating profit (loss):
OSB	$98.1	$(0.3)
Siding	20.7	16.8
Engineered Wood Products	(3.5)	(2.8)
South America	6.2	3.1
Other	(0.9)	(0.7)
Other operating credits and charges, net	(1.6)	0.2
Loss on sale or impairment of long-lived assets	—	(0.1)
General corporate and other expenses, net	(22.6)	(20.1)
Foreign currency losses	(0.7)	(0.1)
Investment income	3.5	4.2
Interest expense, net of capitalized interest	(10.6)	(12.6)
Income (loss) from continuing operations before taxes	88.6	(12.4)
Provision (benefit) for income taxes	23.2	(1.2)
Income (loss) from continuing operations	$65.4	$(11.2)

NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2013, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of March 31, 2013, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
NOTE 15 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	March 31, 2013	December 31, 2012
Environmental reserves	$14.0	$14.1
Other reserves	0.6	0.7
Total contingency reserves	14.6	14.8
Current portion of contingency reserves	(2.0)	(2.0)
Long-term portion of contingency reserves	$12.6	$12.8
See Note 12 for discussion of environmental matters.

NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended March 31, 2013 and 2012. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2013	2012
Service cost	$0.8	$0.9
Interest cost	3.2	3.7
Expected return on plan assets	(4.1)	(4.3)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	1.8	1.7
Net periodic pension cost	$1.8	$2.1
During the three months ended March 31, 2013 and 2012, LP recognized $1.8 million and $2.1 million of pension expense for all of LP’s defined benefit pension plans.

During the three months ended March 31, 2013, LP made $0.4 million in pension contributions for LP’s Canadian defined benefit plans. LP presently anticipates making approximately $1 million in additional pension contributions for the plans during the remainder of 2013.
NOTE 17 – GUARANTEES AND INDEMNIFICATIONS
LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 21 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of LP’s guarantees and indemnifications.
In connection with LP's joint venture with Casella Waste Systems, U.S. Greenfiber, both LP and Cassella Waste Systems guaranteed a portion of U.S. Greenfiber's bank debt. During the first quarter of 2013, U.S. Greenfiber defaulted on such loan. The lender subsequently called such loan. During the first quarter of 2013, LP and Casella made payments of $0.2 million in connections with this default. LP has recorded a current liability of $2.1 million (equal to one-half of such loan outstanding as of March 31, 2013) included in the caption "Accounts payable and accrued liabilities" and increased its investment in U.S. Greenfiber for the same amount.
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first three months of 2013 and 2012 are summarized in the following table:

	Quarter Ended March 31,
Dollar amounts in millions	2013	2012
Beginning balance	$21.4	$30.3
Accrued to expense	0.3	0.3
Payments made	(2.3)	(2.7)
Total warranty reserves	19.4	27.9
Current portion of warranty reserves	(12.0)	(12.0)
Long-term portion of warranty reserves	$7.4	$15.9
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.
NOTE 18 - OTHER COMPREHENSIVE INCOME

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income." The amendments do not change the current requirement for reporting net income or other comprehensive income in financial statements; however, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new disclosure requirements were effective for all periods beginning after December 15, 2012 and adopted by LP effective January 1, 2013. The adoption of the amendments concerns presentation and disclosure only and did not have an impact on LP's consolidated financial statements.

Other comprehensive income activity, net of tax, is provided in the following table:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2012	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Other comprehensive income before reclassifications	1.9	2.7	—	0.3	—	4.9
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	—	(1.3)
Net current-period other comprehensive income	1.9	1.4	—	0.3	—	3.6
Balance at March 31, 2013	$(5.7)	$(97.6)	$(0.3)	$1.3	$(2.0)	$(104.3)

Reclassifications out of accumulated other comprehensive loss for the quarter ended March 31, 2013 are summarized, in millions of dollars, in the following table:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated comprehensive income	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$0.1	(a)
Actuarial loss	1.8	(a)
Transition obligation	(0.1)	(a)
	1.8	Total before tax
	0.5	Tax (provision) benefit
Total reclassifications for the quarter ended March 31, 2013	$1.3	Net of tax
____________
(a) These accumulated other comprehensive components are included in the computation of net periodic pension cost, see Note 16 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first quarter of 2013, the U.S. Department of Census reported that actual single and multi-family housing starts were 36% higher than for the first quarter of 2012.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 105% higher for the first quarter of 2013 than for the same period in 2012.

For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the first quarter of 2013, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2013, we excluded from our estimates approximately $2.2 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2013, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, net, depreciation included in equity in (income) loss of unconsolidated affiliates and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended March 31, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$286.7	$133.8	$63.4	$45.1	$9.1	$(0.6)	$537.5
Depreciation and amortization	8.4	3.9	3.3	2.6	0.1	0.4	18.7
Cost of sales and selling and administrative	188.2	109.2	63.4	36.3	9.3	21.6	428.0
Other operating credits and charges, net	—	—	—	—	—	1.6	1.6
Total operating costs	196.6	113.1	66.7	38.9	9.4	23.6	448.3
Income (loss) from operations	90.1	20.7	(3.3)	6.2	(0.3)	(24.2)	89.2
Total non-operating expense	—	—	—	—	—	(7.8)	(7.8)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	90.1	20.7	(3.3)	6.2	(0.3)	(32.0)	81.4
Provision for income taxes	—	—	—	—	—	23.2	23.2
Equity in (income) loss of unconsolidated affiliates	(8.0)	—	0.2	—	0.6	—	(7.2)
Income (loss) from continuing operations	$98.1	$20.7	$(3.5)	$6.2	$(0.9)	$(55.2)	$65.4
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$98.1	$20.7	$(3.5)	$6.2	$(0.9)	$(55.2)	$65.4
Provision for income taxes	—	—	—	—	—	23.2	23.2
Interest expense, net of capitalized interest	—	—	—	—	—	10.6	10.6
Depreciation and amortization	8.4	3.9	3.3	2.6	0.1	0.4	18.7
EBITDA from continuing operations	106.5	24.6	(0.2)	8.8	(0.8)	(21.0)	117.9
Stock based compensation expense	0.2	0.1	0.1	—	—	1.7	2.1
Investment income	—	—	—	—	—	(3.5)	(3.5)
Other operating credits and charges, net	—	—	—	—	—	1.6	1.6
Depreciation included in equity in (income) loss of unconsolidated affiliates	2.0	—	—	—	0.8	—	2.8
Adjusted EBITDA from continuing operations	$108.7	$24.7	$(0.1)	$8.8	$—	$(21.2)	$120.9

Three Months Ended March 31, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$149.0	$113.1	$48.6	$42.4	$10.0	$(1.6)	$361.5
Depreciation and amortization	8.7	4.2	2.8	2.9	0.2	0.3	19.1
Cost of sales and selling and administrative	139.4	92.1	48.6	36.4	9.9	18.2	344.6
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Other operating credits and charges, net	—	—	—	—	—	(0.2)	(0.2)
Total operating costs	148.1	96.3	51.4	39.3	10.1	18.4	363.6
Income (loss) from operations	0.9	16.8	(2.8)	3.1	(0.1)	(20.0)	(2.1)
Total non-operating expense	—	—	—	—	—	(8.5)	(8.5)
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	0.9	16.8	(2.8)	3.1	(0.1)	(28.5)	(10.6)
Benefit for income taxes	—	—	—	—	—	(1.2)	(1.2)
Equity in loss of unconsolidated affiliates	1.2	—	—	—	0.6	—	1.8
Income (loss) from continuing operations	$(0.3)	$16.8	$(2.8)	$3.1	$(0.7)	$(27.3)	$(11.2)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(0.3)	$16.8	$(2.8)	$3.1	$(0.7)	$(27.3)	$(11.2)
Benefit for income taxes	—	—	—	—	—	(1.2)	(1.2)
Interest expense, net of capitalized interest	—	—	—	—	—	12.6	12.6
Depreciation and amortization	8.7	4.2	2.8	2.9	0.2	0.3	19.1
EBITDA from continuing operations	8.4	21.0	—	6.0	(0.5)	(15.6)	19.3
Stock based compensation expense	0.2	0.1	0.2	—	—	2.2	2.7
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Investment income	—	—	—	—	—	(4.2)	(4.2)
Other operating credits and charges, net	—	—	—	—	—	(0.2)	(0.2)
Depreciation included in equity in loss of unconsolidated affiliates	2.0	—	0.1	—	1.0	$—	3.1
Adjusted EBITDA from continuing operations	$10.6	$21.1	$0.3	$6.0	$0.5	$(17.7)	$20.8
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income for the first quarter of 2013 was $65.3 million, or $0.45 per diluted share, on sales of $537.5 million, compared to a net loss for the first quarter of 2012 of $11.3 million, or $0.08 per diluted share, on sales of $361.5 million. For the first quarter of 2013, income from continuing operations was $65.4 million, or $0.45 per diluted share, compared to a loss of $11.2 million, or $0.08 per diluted share, for the first quarter of 2012.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating income (losses), and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2013	2012	Change
Net sales	$286.7	$149.0	92%
Operating income (loss)	98.1	(0.3)	N.M.
Adjusted EBITDA from continuing operations	108.7	10.6	N.M.
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 are as follows:

	Quarter Ended March 31, 2013 versus 2012
	Average Net Selling Price	Unit Shipments
OSB	82%	12%
For the three months ended March 31, 2013, OSB prices increased as compared to the corresponding period in 2012. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling price favorably impacted sales from continuing operations by approximately $124 million for the first quarter of 2013 as compared to the corresponding period in 2012. Taking into account the purchases from our joint venture which are done at market prices, the impact of increases in sales price on operating results and adjusted EBITDA was approximately $114 million. Sales volumes increased due to higher housing starts as well as our continued move into industrial applications and increases in value added products.
Compared to the first quarter of 2012, the primary factor for increased operating income was higher OSB sales prices and increased demand. Offsetting these increases were costs incurred with preparing one of our temporary curtailed OSB mills to resume operations and higher raw material costs.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2013	2012	Change
Net sales	$133.8	$113.1	18%
Operating profits	20.7	16.8	23%
Adjusted EBITDA from continuing operations	24.7	21.1	17%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2013	2012	Change
SmartSide Siding	$106.3	$89.4	19%
Commodity OSB	13.1	7.9	66%
CanExel siding	14.4	15.8	(9)%
Total	$133.8	$113.1	18%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 are as follows:

	Quarter Ended March 31, 2013 versus 2012
	Average Net Selling Price	Unit Shipments
SmartSide Siding	1%	21%
Commodity OSB	86%	(11)%
CanExel siding	(1)%	(14)%
For the quarter ended March 31, 2013, compared to the corresponding period in 2012, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds and increased housing demand. Additionally, increased volume was driven by customers buying ahead of an announced price increase which went into effect on April 1, 2013. Sales prices in our SmartSide siding product line for the quarter ended March 31, 2013 as compared to the corresponding periods in 2012 increased due primarily to changes in product mix.
For the quarter ended March 31, 2013 compared to the same period in 2012, sales volumes in our CanExel siding line decreased due to lower demand in Canada caused by weather which reduced contractor activity. Sales prices decreased slightly in the first quarter of 2013 as compared to the corresponding period in 2012 due to the impact of the Canadian dollar as a majority of these sales are made in Canada.
For the first three months of 2013 as compared to the same periods in the prior year, sales prices increased for our commodity OSB products as discussed in the OSB segment above. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $6 million for the quarter ended March 31, 2013 as compared to the corresponding period of 2012.
Overall, the improvement in operating results for our siding segment for the quarter ended March 31, 2013, compared to the same period in 2012, was primarily due to increased volumes in our SmartSide product line as well as increased OSB pricing.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2013	2012	Change
Net sales	$63.4	$48.6	30%
Operating losses	(3.5)	(2.8)	(25)%
Adjusted EBITDA from continuing operations	(0.1)	0.3	(133)%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2013	2012	Change
LVL/LSL	$28.6	$25.4	13%
I-Joist	19.8	13.8	43%
Related products	15.0	9.4	60%
Total	$63.4	$48.6	30%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 are as follows:

	Quarter Ended March 31, 2013 versus 2012
	Average Net Selling Price	Unit Shipments
LVL/LSL	—%	13%
I-Joist	5%	35%
For the three months ended March 31, 2013, sales volumes of LVL/LSL and I-joist increased over the prior year. Sales prices for LVL/LSL and I-Joists for the three months ended March 31, 2012 changed due to mix in both product lines with individual product pricing remaining relatively flat.
Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the quarter ended March 31, 2013, compared to the same period in 2012, the results of operations for EWP were lower due to increases in raw material costs, primarily OSB and lumber.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America. This segment operates in two countries, Chile and Brazil.
Segment sales, operating profits and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2013	2012	Change
Net sales	$45.1	$42.4	6%
Operating profits	6.2	3.1	100%
Adjusted EBITDA from continuing operations	8.8	6.0	47%
Sales in this segment by production location were as follows:

	Quarter Ended March 31,
	2013	2012	Change
Chile	$30.3	$28.1	8%
Brazil	14.8	14.3	3%
Total	$45.1	$42.4	6%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 are as follows:

	Quarter Ended March 31, 2013 versus 2012
	Average Net Selling Price	Unit Shipments
Chile	7%	—%
Brazil	3%	(1)%
For the three months ended March 31, 2013, compared to the same period in 2012, sales volumes in Chile and Brazil were essentially flat.
Sales price changes in the three months of 2013 as compared to the corresponding periods in 2012 are due to price increases implemented in both Chile and Brazil. In terms of changes in sales price based upon local relative currencies, we realized increases in average net selling prices in Chile and Brazil of 3% and 16%, respectively in the first quarter of 2013 as compared to the first quarter of 2012.

OTHER PRODUCTS
Our other products segment includes our moulding business and our joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended March 31,
	2013	2012	Change
Net sales	$9.1	$10.0	(9)%
Operating losses	(0.9)	(0.7)	(29)%
Adjusted EBITDA from continuing operations	—	0.5	(100)%
Sales in this segment by operation are as follows:

	Quarter Ended March 31,
	2013	2012	Change
Moulding	$6.3	$7.4	(15)%
Other	2.8	2.6	8%
Total	$9.1	$10.0	(9)%
For the three months ended March 31, 2013, compared to the same period in 2012, sales in our moulding business were lower due to declines in demand in retail markets and the temporary loss of a customer.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the three months ended March 31, 2013, compared to the same period in 2012, general corporate expenses increased 12 percent and overall selling and administrative expenses increased by 13 percent. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative costs is primarily due to the cost of a system upgrade we started in January of 2013 and higher incentive compensation accruals.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2013	2012
Investment income	$3.2	$3.2
SERP market adjustments	0.3	1.0
Investment income	3.5	4.2

Interest expense	(10.2)	(12.0)
Amortization of debt charges	(0.4)	(0.6)
Interest expense, net of capitalized interest	(10.6)	(12.6)

Foreign currency losses	(0.7)	(0.1)

Total non-operating income (expense)	$(7.8)	$(8.5)

INCOME TAXES
For the first quarter of 2013, we recorded an income tax provision on continuing operations of 26% as compared to an income tax benefit of 9% in the comparable period of 2012. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first quarter of 2013 relates to the effect of foreign tax rates and decreases in valuation allowances associated with net operating loss carryforwards in various jurisdictions which are anticipated to be utilized in the current year based upon projected income. For the first quarter of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to the effect of foreign tax rates, increases in valuation allowances associated with net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on our plans. We estimate that our net periodic pension cost for 2013 will be approximately $7.5 million. If a curtailment or settlement occurs in 2013, this estimate may change significantly. We estimate that we will contribute approximately $1 to $2 million to our defined benefit pension plans in 2013.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 12 to the Notes to the financial statements contained herein.
HARDBOARD TRIM LITIGATION
We were named in four putative class action lawsuits filed against us in United States District Courts during the first quarter of 2012 related to nontreated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant: Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class); Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class) and Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) (filed March 5, 2012, as a state-wide putative class). The Prevett v. Louisiana Pacific lawsuit was voluntarily dismissed by the plaintiffs on May 31, 2012. This lawsuit was replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putative class). A fifth lawsuit, Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich) (filed May 3, 2012) was filed as a statewide putative class action in the second quarter of 2012. These lawsuits follow two state-wide putative class action lawsuits previously filed against LP in United States District Courts: Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.); and Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.). The Ellis case was dismissed by the District Court, which dismissal was affirmed by the United States Court of Appeals for the Fourth Circuit on November 2, 2012, and the Hart case has been certified by the District Court as a class action.
Plaintiffs moved to combine pretrial matters through a Multidistrict Litigation (MDL) motion, filed as In Re: Louisiana-Pacific Corporation Trimboard Siding Marketing, Sales Practice and Products Liability Litigation MDL No. 2366 (U.S. Judicial Panel on Multidistrict Litigation) seeking to transfer all cases to the Eastern District of North Carolina. Louisiana-Pacific objected to the MDL motion and on June 11, 2012, the MDL Panel denied plaintiffs Motion to Transfer. Subsequently, the Holbrook case was dismissed by the District Court on August 29, 2012, which dismissal has been appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit.
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
OPERATING ACTIVITIES
During the first three months of 2013, we generated $16.8 million of cash from operating activities compared to cash used of $64.4 million during the first three months of 2012. The increase in cash provided by operating activities in the first three months of 2013 was primarily related to improved operating results.
During the first three months of 2013, our accounts receivable balance increased due primarily to higher OSB pricing. No substantial change occurred in credit terms or number of days outstanding. Inventory increased based on seasonality in log purchases.
INVESTING ACTIVITIES
During the first three months of 2013, cash used in investing activities was approximately $4.9 million. Capital expenditures in the first three months of 2013 were $13.2 million. Additionally, we received $6.8 million from our joint ventures. Included in “Accounts payable” is $2.0 million related to capital expenditures that had not yet been paid as of March 31, 2013.
During the first three months of 2012, cash provided from investing activities was approximately $4.2 million. Capital expenditures in the first three months of 2012 were $2.6 million. Additionally, we contributed $3.0 million to our joint ventures for working capital requirements and received $8.9 million from the sale of assets. Included in “Accounts payable” was $0.5 million related to capital expenditures that had not yet been paid as of March 31, 2012.
Capital expenditures in 2013 are expected to be about $75 million related to projects critical for continuing operations and future growth. Additionally, we will spend of $70 million associated with our planned acquisition of the remaining interest in the Peace Valley OSB mill and $10 million in capital associated with our systems upgrade.
FINANCING ACTIVITIES
During the first three months of 2013 cash used by financing activities was $12.7 million. We made a $1.0 million payment on the Brazilian export loan during the first quarter of 2013. We used $11.8 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.

CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in October 2016.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At March 31, 2013, we had $100 million of borrowing base capacity under the facility and no borrowings outstanding under the facility. Under this facility at March 31, 2013, were $7.9 million in letters of credit which were collateralized by $8.6 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit.
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
OTHER LIQUIDITY MATTERS
As of March 31, 2013, we had $2.5 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2013, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of March 31, 2013, the fair value of facilities that have not been indefinitely curtailed substantially was substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at March 31, 2013, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity (including our joint venture operation) of 5.8 billion square feet ( 3/8" basis) or 5.0 billion square feet ( 7/16" basis), a $1 change in the annual average price per square foot on 7/16" basis would change annual pre-tax profits by approximately $5.0 million. Until the housing market more fully recovers, we expect that our near term volumes will be below our capacity.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2013, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the three months ended March 31, 2012 and 2011.

	Quarter Ended March 31,
	2013	2012
Oriented strand board, million square feet 3/8" basis(1)	891	799
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	38	45
Wood-based siding, million square feet 3/8" basis	251	240
Engineered I-Joist, million lineal feet(1)	19	14
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,901	1,689

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2009	$145	$161	$163
2010	$214	$210	$220
2011	$154	$172	$186
2012 1st Qtr. Avg .	$201	$205	$203
2013 1st Qtr. Avg.	$419	$420	$417

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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
Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, the level of unemployment, longer-term interest rates, and mortgage foreclosure rates. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than normal and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The level of new residential construction activity and home repair and remodeling activity primarily affects the demand for our building products. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 58% of or our North American sales in the first quarter of 2013 compared to 47% in the prior year quarter, and 47% and 51% of our North American sales in 2012 and 2011 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 75% (as of December 31, 2012) of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are involved in various environmental matters, product liability and other legal proceedings. The outcome of these matters and proceedings and the magnitude of related costs and liabilities are subject to uncertainties. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. We currently are and from time to time in the future may be involved in a number of environmental matters and legal proceedings, including legal proceedings involving anti-trust, warranty or non-warranty product liability claims, negligence and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of the use by others of our or our predecessors’ products or the release by us or our predecessors of hazardous substances. Environmental matters and legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and in the future may cause us to incur substantial costs. We have established contingency reserves in our consolidated financial statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters and proceedings.

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

LP held its annual meeting on May 3, 2013, at which the stockholders of LP voted on the following:

The election of three directors, the ratification of the selection of LP's outside independent auditor, an advisory vote related to executive compensation and approval of the 2013 Omnibus Stock Plan (which is described in, and a copy of which is appended to, LP's proxy statement for such annual meeting).
The voting with respect to each of these matters was as follows:

1. Election of Directors
	For	Withheld
Lizanne C. Gottung	109,528,580	7,284,438
Dustan E. McCoy	108,045,347	8,767,671
Colin D. Watson	108,838,538	7,974,480

2. Ratification of LP's outside independent auditor	For	Against	Abstain
	121,522,588	988,247	2,648,957

3. Advisory vote on compensation
	For	Against	Abstain
	111,484,447	1,219,789	4,108,782

4. Approval of the 2013 Omnibus Stock Plan
	For	Against	Abstain
	101,369,195	12,228,347	3,215,476

Item 6.	Exhibits

10.1	2013 Omnibus Stock Award Plan

10.2	Change in Control Employment Agreement between LP and Brian E. Luoma

10.3	Change in Control Employment Agreement between LP and W. Bradley Southern

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 7, 2013	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	May 7, 2013	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)