Form 10-Q
period 2013-06-30
LOUISIANA-PACIFIC CORP
filed 2013-08-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 140,312,209 shares of Common Stock, $1 par value, outstanding as of August 6, 2013.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$572.6	$427.8	$1,110.1	$789.3
Operating costs and expenses:
Cost of sales	422.7	359.9	815.3	673.2
Depreciation and amortization	20.8	17.9	39.5	37.0
Selling and administrative	35.5	30.7	70.9	62.0
(Gain) loss on sale or impairment of long-lived assets, net	(0.7)	0.1	(0.7)	0.2
Other operating credits and charges, net	5.4	0.2	7.0	—
Total operating costs and expenses	483.7	408.8	932.0	772.4
Income from operations	88.9	19.0	178.1	16.9
Non-operating income (expense):
Interest expense, net of capitalized interest	(9.8)	(13.1)	(20.4)	(25.7)
Investment income	3.1	3.4	6.6	7.6
Early debt extinguishment	—	(52.2)	—	(52.2)
Gain on acquisition	35.9	—	35.9	—
Other non-operating items	(3.6)	(2.6)	(4.3)	(2.7)
Total non-operating income (expense)	25.6	(64.5)	17.8	(73.0)
Income (loss) from continuing operations before taxes and equity in (income) loss of unconsolidated affiliates	114.5	(45.5)	195.9	(56.1)
Provision (benefit) for income taxes	24.4	(11.1)	47.6	(12.3)
Equity in (income) loss of unconsolidated affiliates	(4.1)	2.8	(11.3)	4.6
Income (loss) from continuing operations	94.2	(37.2)	159.6	(48.4)
Loss from discontinued operations before taxes	(0.2)	(0.1)	(0.3)	(0.3)
Benefit for income taxes	(0.1)	—	(0.1)	(0.1)
Loss from discontinued operations	(0.1)	(0.1)	(0.2)	(0.2)
Net income (loss)	$94.1	$(37.3)	$159.4	$(48.6)
Income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$0.68	$(0.27)	$1.15	$(0.35)
Loss from discontinued operations	—	—	—	—
Net income (loss) per share	$0.68	$(0.27)	$1.15	$(0.35)
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$0.65	$(0.27)	$1.10	$(0.35)
Loss from discontinued operations	—	—	—	—
Net income (loss) per share	$0.65	$(0.27)	$1.10	$(0.35)

Average shares of stock outstanding - basic	139.1	137.0	138.8	136.8
Average shares of stock outstanding - diluted	144.1	137.0	144.3	136.8

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$94.1	$(37.3)	159.4	$(48.6)
Other comprehensive income (loss)
Foreign currency translation adjustments	(9.0)	(5.9)	(7.1)	(1.2)
Unrealized loss on derivative instruments	—	—	—	(0.2)
Unrealized gain on marketable securities, net of reversals	0.9	—	1.2	0.2
Defined benefit pension plans	1.6	1.3	3.0	2.0
Other comprehensive income (loss), net of tax	(6.5)	(4.6)	(2.9)	0.8

Comprehensive income (loss)	$87.6	$(41.9)	$156.5	$(47.8)
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$630.7	$560.9
Receivables, net of allowance for doubtful accounts of $1.1 million at June 30, 2013 and December 31, 2012	103.5	82.7
Inventories	247.0	209.8
Other current assets	11.8	6.0
Deferred income taxes	21.6	12.3
Current portion of notes receivable from asset sales	91.4	91.4
Assets held for sale	31.4	32.5
Total current assets	1,137.4	995.6
Timber and timberlands	72.7	40.1
Property, plant and equipment, at cost	2,218.0	2,061.6
Accumulated depreciation	(1,341.1)	(1,310.8)
Net property, plant and equipment	876.9	750.8
Goodwill	9.7	—
Notes receivable from asset sales	432.2	432.2
Long-term investments	4.0	2.0
Restricted cash	10.6	12.0
Investments in and advances to affiliates	4.3	68.6
Deferred debt costs	8.4	9.2
Other assets	15.7	15.5
Long-term deferred tax asset	—	5.0
Total assets	$2,571.9	$2,331.0
LIABILITIES AND EQUITY
Current portion of long-term debt	$7.5	$7.8
Current portion of limited recourse notes payable	90.0	90.0
Accounts payable and accrued liabilities	165.2	139.5
Current portion of contingency reserves	2.0	2.0
Total current liabilities	264.7	239.3
Long-term debt, excluding current portion	777.3	782.7
Contingency reserves, excluding current portion	12.3	12.8
Other long-term liabilities	181.8	168.8
Deferred income taxes	153.3	93.6
Stockholders’ equity:
Common stock	150.7	150.4
Additional paid-in capital	504.9	533.6
Retained earnings	870.0	710.6
Treasury stock	(232.3)	(252.9)
Accumulated comprehensive loss	(110.8)	(107.9)
Total stockholders’ equity	1,182.5	1,033.8
Total liabilities and stockholders’ equity	$2,571.9	$2,331.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$94.1	$(37.3)	$159.4	$(48.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20.8	17.9	39.5	37.0
(Income) loss from unconsolidated affiliates	(4.1)	2.8	(11.3)	4.6
(Gain) loss on sale or impairment of long-lived assets	(0.7)	0.1	(0.7)	0.2
Gain on acquisition	(35.9)	—	(35.9)	—
Early debt extinguishment	—	52.2	—	52.2
Other operating credits and charges, net	5.4	0.2	7.0	—
Stock-based compensation related to stock plans	2.1	1.6	4.2	4.3
Exchange (gain) loss on remeasurement	0.2	(1.2)	(0.1)	(0.9)
Cash settlement of contingencies	(0.3)	(0.6)	(0.4)	(1.2)
Cash settlements of warranties, net of accruals	(2.3)	(1.5)	(4.3)	(3.9)
Pension expense, net of cash payments	1.1	2.5	2.6	4.1
Non-cash interest expense, net	0.2	0.8	0.6	1.4
Other adjustments, net of acquisition	0.1	1.2	0.6	1.1
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in receivables	34.5	5.0	(17.9)	(35.5)
(Increase) decrease in inventories	20.5	9.8	(28.1)	(36.0)
Increase in other current assets	(7.4)	(4.9)	(6.0)	(3.0)
Increase (decrease) in accounts payable and accrued liabilities	(3.2)	9.7	8.9	19.4
Increase (decrease) in deferred income taxes	21.7	(11.2)	45.5	(12.5)
Net cash provided by (used in) operating activities	146.8	47.1	163.6	(17.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(12.4)	(4.2)	(25.6)	(6.8)
Investments in and advances to joint ventures	7.1	1.1	13.9	(1.9)
Proceeds from sales of assets	1.7	0.2	1.7	9.1
Acquisition, net of cash acquired	(67.4)	—	(67.4)	—
Decrease in restricted cash under letters of credit/credit facility	(0.1)	0.1	1.4	1.0
Net cash provided by (used in) investing activities	(71.1)	(2.8)	(76.0)	1.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	350.0	—	350.0
Repayment of long-term debt	(2.6)	(242.1)	(3.6)	(242.1)
Short term borrowings, net of repayments	(0.1)	—	(0.1)	—
Taxes paid related to net share settlement of equity awards	(0.2)	—	(12.0)	—
Payment of debt issuance fees	—	(6.3)	—	(6.3)
Other, net	—	0.4	0.1	0.4
Net cash provided by (used in) financing activities	(2.9)	102.0	(15.6)	102.0
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(2.6)	0.3	(2.2)	1.0
Net increase in cash and cash equivalents	70.2	146.6	69.8	87.1
Cash and cash equivalents at beginning of period	560.5	280.5	560.9	340.0
Cash and cash equivalents at end of period	$630.7	$427.1	$630.7	$427.1
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	150.4	$150.4	(11.9)	$(252.9)	$533.6	$710.6	$(107.9)	$1,033.8
Net income	—	—	—	—	—	159.4	—	159.4
Issuance of shares for employee stock plans and stock-based compensation	—	—	1.6	32.6	(32.5)	—	—	0.1
Taxes paid related to net share settlement of equity awards	—	—	(0.6)	(12.0)	—	—	—	(12.0)
Exercise of warrants	0.3	0.3	—	—	(0.3)	—	—	—
Compensation expense associated with stock awards	—	—	—	—	4.1	—	—	4.1
Other comprehensive income	—	—	—	—	—	—	(2.9)	(2.9)
Balance, June 30, 2013	150.7	$150.7	(10.9)	$(232.3)	$504.9	$870.0	$(110.8)	$1,182.5
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
NOTE 2 – STOCK-BASED COMPENSATION
At June 30, 2013, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.1 million for the quarter ended June 30, 2013 as compared to $1.6 million for the quarter ended June 30, 2012 and $4.2 million for the six months ended June 30, 2013 and $4.3 million for the six months ended June 30, 2012.
Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At June 30, 2013, 5.6 million shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first six months of the respective years noted:

	2013	2012
Expected stock price volatility	69.2%	63.6%
Expected dividend yield	—%	—%
Risk-free interest rate	0.9%	0.7%
Expected life of options	5 years	5 years
Weighted average fair value of options and SSARs granted	$11.68	$4.75

The following table summarizes stock options and SSARs outstanding as of June 30, 2013, as well as activity during the six month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2013	8,475	$12.88
SSARs granted	343	20.49
Options / SSARs exercised	(1,854)	9.03
Options /SSARs canceled	—	—
Options/SSARs outstanding at June 30, 2013	6,964	$14.28	5.4	$25.5
Vested and expected to vest at June 30, 2013	6,615	—	—	$24.2
Options/SSARS exercisable at June 30, 2013	5,711	$14.74	—	$20.3
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on June 30, 2013. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of June 30, 2013, there was $5.9 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.7 years. LP recorded compensation expense related to these awards in the first six months of 2013 of $1.7 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors as allowed under the current stock award plans. The employee awards vest three years from date of grant and awards to directors vest one year from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in the first six months of 2013 of $1.3 million. As of June 30, 2013, there was $4.6 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.4 years.
The following table summarizes incentive share awards outstanding as of June 30, 2013 as well as activity during the six months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2013	960,388
Incentive share awards granted	155,974
Incentive share awards vested	(341,607)
Incentive share awards canceled	(478)
Incentive shares outstanding at June 30, 2013	774,277	1.4	$11.5
Vested and expected to vest at June 30, 2013	735,563	—	$10.9

Restricted Stock
LP grants restricted stock to certain senior employees and directors. The shares for employees vest three years from the date of grant and for directors vest five years from date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of June 30, 2013, there was $3.3 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.5 years. LP recorded compensation expense related to these awards in the first six months of 2013 of $0.9 million.
The following table summarizes the restricted stock outstanding as of June 30, 2013 as well as activity during the six months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2013	556,987	$8.51
Restricted stock awards granted	108,174	20.49
Restrictions lapsed	(205,739)	7.00
Restricted stock awards at June 30, 2013	459,422	$12.01
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. LP recorded compensation expense related to these awards of $0.2 million in the first six months of 2013. As of June 30, 2013, there was $1.0 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 2.8 years.
Phantom stock
Beginning in 2011, LP annually grants phantom stock units to its directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. Since these awards are settled in cash, such awards are required to be remeasured based upon the changes in LP's stock price. As of June 30, 2013, LP had 75,816 shares outstanding under this program. LP recorded compensation expense related to these awards of $0.1 million in the first six months of 2013.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP’s investments that are measured at fair value on a recurring basis are categorized below using the fair value hierarchy. LP also measures the contingent consideration associated with the business combination (as discussed further in Note 19) using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

The following table summarizes assets and liabilities measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.0	$—	$—	$4.0
Trading securities	1.9	1.9	—	—
Contingent consideration	24.3	$—	$—	24.3
Total	$30.2	$1.9	$—	$28.3
Dollar amounts in millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$2.0	$—	$—	$2.0
Trading securities	1.7	1.7	—	—
Total	$3.7	$1.7	$—	$2.0
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended June 30, 2013 and 2012.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2011	$0.7	$—
Total realized/unrealized gains included in other comprehensive income	0.3	—
Balance at June 30, 2012	$1.0	$—
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2012	$—	$—

Balance at December 31, 2012	$2.0	$—
Contingent consideration pursuant to business combination (see Note 19)	—	24.3
Total realized/unrealized gains included in other comprehensive income	2.0	—
Balance at June 30, 2013	$4.0	$24.3
The amount of total losses for the period included in net loss attributable to the fair value of changes in assets still held at June 30, 2013	$—	$—
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

Performance share awards are included in the calculation of earnings per share using the contingently issuable method. The following table sets forth the computation of basic and diluted earnings per share:

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$94.2	$(37.2)	$159.6	$(48.4)
Loss from discontinued operations	(0.1)	(0.1)	(0.2)	(0.2)
Net income (loss)	$94.1	$(37.3)	$159.4	$(48.6)
Denominator:
Basic - weighted average common shares outstanding	139.1	137.0	138.8	136.8
Dilutive effect of stock warrants	2.7	—	2.9	—
Dilutive effect of stock plans	2.3	—	2.6	—
Diluted shares outstanding	144.1	137.0	144.3	136.8
Basic earnings per share:
Income (loss) from continuing operations	$0.68	$(0.27)	$1.15	$(0.35)
Loss from discontinued operations	—	—	—	—
Net income (loss) per share	$0.68	$(0.27)	$1.15	$(0.35)
Diluted earnings per share:
Income (loss) from continuing operations	$0.65	$(0.27)	$1.10	$(0.35)
Loss from discontinued operations	—	—	—	—
Net income (loss) per share	$0.65	$(0.27)	$1.10	$(0.35)
For the quarter and six months ended June 30, 2013, stock options and SSARs related to approximately 2.4 million and 2.3 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation. For the quarter and six months ended June 30, 2012, stock options, stock warrants and SSARs relating to approximately 5.1 million and 5.2 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.
At June 30, 2013, outstanding warrants were exercisable to purchase approximately 2,924,770 shares.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	June 30, 2013	December 31, 2012
Trade receivables	$98.2	$76.0
Interest receivables	0.8	0.8
Income tax receivable	1.7	1.8
Other receivables	3.9	5.2
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$103.5	$82.7
Other receivables at June 30, 2013 and December 31, 2012 primarily consist of Canadian sales tax receivables, receivables from joint ventures and other items.

NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2013	December 31, 2012
Logs	$44.8	$37.6
Other raw materials	24.4	17.7
Finished products	165.4	142.7
Supplies	13.4	12.8
LIFO reserve	(1.0)	(1.0)
Total	$247.0	$209.8
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of June 30, 2013 and December 31, 2012, LP included two OSB mills and various assets at a third OSB mill, as well as various non-operating sites, in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollars in millions	June 30, 2013	December 31, 2012
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$9.9	$10.0
Buildings	15.6	17.1
Machinery and equipment	140.7	140.8
	166.2	167.9
Accumulated depreciation	(134.8)	(135.4)
Net property, plant and equipment	$31.4	$32.5
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

The income tax components and associated effective income tax rates for the quarter and six months ended June 30, 2013 and 2012 are as follows:

	Quarter Ended June 30,
	2013		2012
Dollars in millions	Tax Provision/(Benefit)	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$24.4	21%	$(11.1)	23%
Discontinued operations	(0.1)	35%	—	35%
	$24.3	21%	$(11.1)	23%

	Six Months Ended June 30,
	2013		2012
	Tax Provision/(Benefit)	Tax Rate	Tax Benefit	Tax Rate
Continuing operations	$47.6	23%	$(12.3)	20%
Discontinued operations	(0.1)	35%	(0.1)	33%
	$47.5	23%	$(12.4)	20%
For the first six months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions which are either anticipated to be utilized in the current year based upon projected income or recognized due to the recording of additional deferred tax liabilities.  For the first six months of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates, increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions.
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
As of June 30, 2013, the LP has reclassified $9.3 million of long term deferred tax assets to current based upon the anticipated utilization of net operating loss carryforwards and other items during the next twelve months.
As a result of certain realization requirements of ASC 718 Compensation -- Stock Compensation, certain deferred tax assets as of June 30, 2013 are not recognized related to amounts of tax deductions for equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $13.5 million if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 - 2009 for which field work has been completed. LP has protested certain proposed adjustments and requested review by the IRS Appeals Office. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2012. Canadian federal income tax returns have been audited and effectively settled through 2004, and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2011. As of June 30, 2013, the Chilean Tax Office was in process of auditing tax year 2011.
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	June 30, 2013	December 31, 2012
Debentures:
Senior notes, maturing 2020	$350.0	$350.0
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	34.5	39.3
Brazilian export financing facility, maturing 2017	9.0	10.0
Limited recourse notes payable:
Senior notes, payable 2013 - 2018	112.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.6	0.5
Total	874.8	880.5
Less: current portion	(97.5)	(97.8)
Net long-term portion	$777.3	$782.7
LP issued $348.6 million ($112.0 million remaining outstanding as of June 30, 2013) of senior notes in 1998 in a private placement to institutional investors. $90.0 million in principal amount of these notes, which were secured by $91.4 million of notes receivable from Green diamond Resources Company (Green Diamond), matured on June 30, 2013. Because June 30, 2013 was a Sunday, the June 30, 2013 maturities of the notes payable and the notes receivable were paid and received, respectively, on July 1, 2013. The remaining $22.0 million of the notes payable will mature in 2018 and are secured by $22.3 million of notes receivable from Green Diamond that will mature in 2018. Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.
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
In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is secured by substantially all of the property owned by LP Chile S.A. The loan will be repaid in 16 equal semi-annual payments that began in June 2012 and end in December 2019.  A payment of $2.6 million was made during the second quarter. Any additional increases or decreases in the loan balance shown are related to changes in the underlying foreign currency exchange rates or required inflation adjustments.
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
LP estimates the Senior Notes maturing in 2020 to have a fair value of $386.8 million at June 30, 2013 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the second quarter and six months ended June 30, 2013 and June 30, 2012 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2013	2012	2013	2012
Other operating charges and credits net:
Adjustment related to prior year inventory	$—	$—	$(1.6)	$—
Adjustment related to prior year depreciation	(1.5)	—	(1.5)	—
Construction related legal reserve	—	—	—	0.5
Addition to warranty reserves	(4.1)	—	(4.1)	—
Other	0.2	(0.2)	0.2	(0.5)
	$(5.4)	$(0.2)	$(7.0)	$—
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	$(1.8)	$—	$(1.8)	$—
Addition to contingency reserves	(0.9)	—	(0.9)	—
	$(2.7)	$—	$(2.7)	$—
	$(8.1)	$(0.2)	$(9.7)	$—
During the first quarter of 2013, LP recorded a loss of $1.6 million related to a prior year inventory adjustment.
During the second quarter of 2013, LP recorded a loss of $1.5 million related to a correction of prior years depreciation amounts associated with LP's South American operations and a loss of $4.1 million related to an increase in product related warranty reserves associated with Canexel products sold in certain geographic areas from 2004 through 2008.
During the first six months of 2012, LP recorded an expense of $0.3 million associated with severance related to an indefinitely curtailed OSB mill in British Columbia, Canada as well as a reversal of a $0.5 million expense associated with an assessment in connection with one of its indefinitely curtailed OSB mills.
Additionally, other operating charges and credits included in Equity in (income) loss from unconsolidated affiliates is a charge of $1.8 million associated with a valuation allowance on the joint venture's books associated with deferred tax assets as well as a loss $0.9 million associated with the recording of a contingent liability from past years.

NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has an equity investment in AbitibiBowater-LP, a manufacturer of I-joists. LP sells products and raw materials to AbitibiBowater-LP and purchases products for resale from AbitibiBowater-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended June 30, 2013 and 2012, LP sold $3.9 million and $2.1 million of products to AbitibiBowater-LP and purchased $13.5 million and $10.6 million of I-joists from AbitibiBowater-LP. For the six month period ended June 30, 2013 and 2012, LP sold $7.4 million and $3.7 million of products to AbitibiBowater-LP and purchased $24.5 million and $18.4 million of I-joists from AbitibiBowater-LP. Included in LP’s Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 are $2.9 million and $1.3 million in accounts receivable to this affiliates and $1.4 million and $6.9 million in accounts payable to this affiliate.
Prior to LP's purchase of the remaining joint venture interest from Canfor-LP (see discussion at Note 19), LP purchased $38.0 million and $32.4 million of OSB from Canfor-LP during the quarters ended June 30, 2013 and 2012. LP also purchased $98.2 million and $59.3 million of OSB from Canfor-LP during the six month period ended June 30, 2013 and 2012.
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

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2013	2012	2013	2012
Net sales:
OSB	$306.2	$194.9	$592.9	$344.4
Siding	152.7	137.0	286.5	250.1
Engineered Wood Products	60.9	51.7	124.3	100.3
South America	44.3	42.7	89.4	85.1
Other	9.3	10.7	18.4	20.8
Intersegment sales	(0.8)	(9.2)	(1.4)	(11.4)
	$572.6	$427.8	$1,110.1	$789.3
Operating profit (loss):
OSB	$95.4	$17.0	$193.5	$16.7
Siding	27.1	19.4	47.8	36.1
Engineered Wood Products	(5.1)	(3.4)	(8.6)	(6.3)
South America	6.3	3.6	12.5	6.7
Other	(2.0)	(1.9)	(2.9)	(2.5)
Other operating credits and charges, net	(5.4)	(0.2)	(7.0)	—
Other operating credits and charges associated with unconsolidated affiliates	(2.7)	—	(2.7)	—
Gain (loss) on sale or impairment of long-lived assets	0.7	(0.1)	0.7	(0.2)
Gain on acquisition	35.9	—	35.9	—
Early debt extinguishment	—	(52.2)	—	(52.2)
General corporate and other expenses, net	(21.3)	(18.2)	(43.9)	(38.2)
Foreign currency losses	(3.6)	(2.6)	(4.3)	(2.7)
Investment income	3.1	3.4	6.6	7.6
Interest expense, net of capitalized interest	(9.8)	(13.1)	(20.4)	(25.7)
Income (loss) from continuing operations before taxes	118.6	(48.3)	207.2	(60.7)
Provision (benefit) for income taxes	24.4	(11.1)	47.6	(12.3)
Income (loss) from continuing operations	$94.2	$(37.2)	$159.6	$(48.4)
Other operating charges and credits presented above includes both those items directly related to LP as well as those reflected in Equity in (income) loss of unconsolidated affiliates
NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2013, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of June 30, 2013, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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

NOTE 15 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	June 30, 2013	December 31, 2012
Environmental reserves	$13.8	$14.1
Other reserves	0.5	0.7
Total contingency reserves	14.3	14.8
Current portion of contingency reserves	(2.0)	(2.0)
Long-term portion of contingency reserves	$12.3	$12.8
See Note 12 for discussion of environmental matters.

NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended June 30, 2013 and 2012. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2013	2012	2013	2012
Service cost	$0.8	$0.9	$1.6	$1.8
Interest cost	3.3	3.7	6.5	7.4
Expected return on plan assets	(4.1)	(4.3)	(8.2)	(8.6)
Amortization of prior service cost	—	0.1	0.1	0.2
Amortization of net loss	1.9	1.7	3.7	3.4
Net periodic pension cost	$1.9	$2.1	$3.7	$4.2
During the six months ended June 30, 2013 and 2012, LP recognized $3.7 million and $4.2 million of pension expense for all of LP’s defined benefit pension plans.
During the six months ended June 30, 2013, LP made $1.1 million in pension contributions for LP’s Canadian defined benefit plans. LP presently anticipates making approximately $4.0 million in additional pension contributions for the plans during the remainder of 2013.
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

LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first six months of 2013 and 2012 are summarized in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2013	2012	2013	2012
Beginning balance	$19.4	$27.9	$21.4	$30.3
Accrued to expense	—	0.2	0.3	0.5
Adjusted to other operating credits and charges	4.1	—	4.1	—
Payments made	(2.5)	(1.6)	(4.8)	(4.3)
Total warranty reserves	21.0	26.5	21.0	26.5
Current portion of warranty reserves	(12.0)	(12.0)	(12.0)	(12.0)
Long-term portion of warranty reserves	$9.0	$14.5	$9.0	$14.5
During the second quarter of 2013, LP increased the warranty reserves related to CanExel siding products by $4.1 million which was a further increase from the $1.0 million recorded in the third quarter of 2012. The additional reserves reflect revised estimates of future claim payments based upon an increase in Canexel warranty claims related to a specific geographic location and for a specific time period. LP continues to monitor warranty and other claims associated with these products and believes as of June 30, 2013 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
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

Other comprehensive income activity, net of tax, is provided in the following table for the quarter ended June 30, 2013:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2013	$(5.7)	$(97.6)	$(0.3)	$1.3	$(2.0)	$(104.3)
Other comprehensive income before reclassifications	(9.0)	3.0	—	0.9	—	$(5.1)
Amounts reclassified from accumulated comprehensive income	—	(1.4)	—	—	—	$(1.4)
Net current-period other comprehensive income	(9.0)	1.6	—	0.9	—	(6.5)
Balance at June 30, 2013	$(14.7)	$(96.0)	$(0.3)	$2.2	$(2.0)	$(110.8)

Reclassifications out of accumulated other comprehensive loss for the quarter ended June 30, 2013 are summarized, in millions of dollars, in the following table:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated comprehensive income	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$—	(a)
Actuarial loss	1.9	(a)
Transition obligation	—	(a)
	1.9	Total before tax
	0.5	Tax (provision) benefit
Total reclassifications for the quarter ended June 30, 2013	$1.4	Net of tax

Other comprehensive income activity, net of tax, is provided in the following table for the six months ended June 30, 2013:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2012	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Other comprehensive income before reclassifications	(7.1)	5.7	—	1.2	—	(0.2)
Amounts reclassified from accumulated comprehensive income	—	(2.7)	—	—	—	(2.7)
Net current-period other comprehensive income	(7.1)	3.0	—	1.2	—	(2.9)
Balance at June 30, 2013	$(14.7)	$(96.0)	$(0.3)	$2.2	$(2.0)	$(110.8)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013 are summarized, in millions of dollars, in the following table:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated comprehensive income	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$0.1	(a)
Actuarial loss	3.7	(a)
Transition obligation	(0.1)	(a)
	3.7	Total before tax
	1.0	Tax (provision) benefit
Total reclassifications for the six months ended June 30, 2013	$2.7	Net of tax

____________
(a) These accumulated other comprehensive components are included in the computation of net periodic pension cost, see Note 16 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

NOTE 19 - BUSINESS COMBINATIONS
On May 31, 2013, LP acquired full control of the Peace Valley OSB joint venture in which LP previously maintained a 50% interest. Peace Valley OSB's results of operations have been fully consolidated in all periods subsequent to May 31, 2013. Since LP previously served as the exclusive distributor of all OSB for this venture, this acquisition will no material impact on LP's consolidated net sales.
Due to the pre-existing 50% ownership interest in Peace Valley OSB, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, LP recognized a gain of $35.9 million in connection with this transaction to record its 50% ownership interest in Peace Valley at fair value on the acquisition date. The fair value of LP's existing 50% interest ($95.9 million)was determined using a combination of the income and market approach. In completing this valuation, management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses. This gain is included in "Non-operating income (expense)."
The purchase price of the 50% acquired interest was $74.6 million (including working capital) paid in cash. Additionally, as part of the purchase consideration, LP agreed to pay contingent consideration equal to a pre-defined percentage of the operation's earnings before interest, taxes, depreciation and amortization (EBITDA) over a pre-defined threshold for each of the next three years. As of May 31, 2013, the fair value of the contingent consideration was valued at $24.3 million and is recorded in “accounts payable and accrued liabilities” and “other long term liabilities”. The fair value of the contingent consideration will be re-measured at the end of each reporting period. This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration volatility of such projections.
Including the 50% interest previously owned by LP, LP acquired net assets of $194.8 million, consisting of $22.7 million in current assets, $146.4 million in fixed asset, $43.8 million million of intangible assets (comprised of $34.1 million of timber licenses and $9.7 million of goodwill) and $8.7 million in current liabilities and $9.4 million in long term liabilities. Certain information about Peace Valley OSB (e.g., pro forma financial information and allocation of purchase price) is not presented because such information is not material to LP's results of operations and financial position.
While LP uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, LP may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. LP will record adjustments to assets acquired or liabilities assumed subsequent to the measurement period in its operating results in the period in which the adjustments were determined.

NOTE 20 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the second quarter and the six months ended June 30, 2013 are provided in the following table:

Dollar amounts in millions	2013
Beginning balance	$—
Additions	9.7
Total goodwill	$9.7

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

Dollar amounts in millions	June 30, 2013	December 31, 2012
Timber licenses (recorded as part of Timber and timberlands)	$69.9	$36.6
Customer relationships, net of amortization	0.2	0.5
Other	0.1	0.1
Total	$70.2	$37.2

Customer relationships and other intangibles are included in Other assets in the Consolidated Balance Sheet.

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
2013	$2.9
2014	2.9
2015	3.6
2016	3.6
2017	3.6

During the second quarter of 2013, LP completed the acquisition of the Peace Valley OSB joint venture. The acquisition resulted in the recognition of $9.7 million of goodwill and included timber licenses of $34.1 million. See Note 19 for further discussion.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the second quarter and first six months of 2013, the U.S. Department of Census reported that actual U.S. single and multi-family housing starts were 17% higher than for the second quarter of 2012 and 24% high than the comparable six month period.

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 49% higher for the second quarter of 2013 than for the same period in 2012.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the second quarter of 2013, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2013, we excluded from our estimates approximately $2.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2013, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended June 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$306.2	$152.7	$60.9	$44.3	$9.3	$(0.8)	$572.6
Depreciation and amortization	10.6	4.4	2.6	2.5	0.2	0.5	20.8
Cost of sales and selling and administrative	206.7	121.2	61.4	35.5	10.7	22.7	458.2
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Other operating credits and charges, net	—	—	—	—	—	5.4	5.4
Total operating costs	217.3	125.6	64.0	38.0	10.9	27.9	483.7
Income (loss) from operations	88.9	27.1	(3.1)	6.3	(1.6)	(28.7)	88.9
Total non-operating expense	—	—	—	—	—	25.6	25.6
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	88.9	27.1	(3.1)	6.3	(1.6)	(3.1)	114.5
Provision for income taxes	—	—	—	—	—	24.4	24.4
Equity in (income) loss of unconsolidated affiliates	(6.5)	—	2.0	—	0.4	—	(4.1)
Income (loss) from continuing operations	$95.4	$27.1	$(5.1)	$6.3	$(2.0)	$(27.5)	$94.2
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$95.4	$27.1	$(5.1)	$6.3	$(2.0)	$(27.5)	$94.2
Provision for income taxes	—	—	—	—	—	24.4	24.4
Interest expense, net of capitalized interest	—	—	—	—	—	9.8	9.8
Depreciation and amortization	10.6	4.4	2.6	2.5	0.2	0.5	20.8
EBITDA from continuing operations	106.0	31.5	(2.5)	8.8	(1.8)	7.2	149.2
Stock based compensation expense	0.3	0.2	0.1	—	—	1.5	2.1
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Investment income	—	—	—	—	—	(3.1)	(3.1)
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Other operating credits and charges, net	—	—	—	—	—	5.4	5.4
Other operating credits and charges associated with unconsolidated affiliates	—	—	—	—	—	2.7	2.7
Depreciation included in equity in (income) loss of unconsolidated affiliates	1.4	—	0.1	—	0.8	—	2.3
Adjusted EBITDA from continuing operations	$107.7	$31.7	$(2.3)	$8.8	$(1.0)	$(22.9)	$122.0

Three Months Ended June 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$194.9	$137.0	$51.7	$42.7	$10.7	$(9.2)	$427.8
Depreciation and amortization	8.3	3.9	2.4	2.7	0.2	0.4	17.9
Cost of sales and selling and administrative	168.7	113.7	52.7	36.4	10.5	8.6	390.6
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Other operating credits and charges, net	—	—	—	—	—	0.2	0.2
Total operating costs	177.0	117.6	55.1	39.1	10.7	9.3	408.8
Income (loss) from operations	17.9	19.4	(3.4)	3.6	—	(18.5)	19.0
Total non-operating expense	—	—	—	—	—	(64.5)	(64.5)
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	17.9	19.4	(3.4)	3.6	—	(83.0)	(45.5)
Benefit for income taxes	—	—	—	—	—	(11.1)	(11.1)
Equity in loss of unconsolidated affiliates	0.9	—	—	—	1.9	—	2.8
Income (loss) from continuing operations	$17.0	$19.4	$(3.4)	$3.6	$(1.9)	$(71.9)	$(37.2)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$17.0	$19.4	$(3.4)	$3.6	$(1.9)	$(71.9)	$(37.2)
Benefit for income taxes	—	—	—	—	—	(11.1)	(11.1)
Interest expense, net of capitalized interest	—	—	—	—	—	13.1	13.1
Depreciation and amortization	8.3	3.9	2.4	2.7	0.2	0.4	17.9
EBITDA from continuing operations	25.3	23.3	(1.0)	6.3	(1.7)	(69.5)	(17.3)
Stock based compensation expense	0.3	0.2	0.1	—	—	1.3	1.9
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Investment income	—	—	—	—	—	(3.4)	(3.4)
Other operating credits and charges, net	—	—	—	—	—	0.2	0.2
Early debt extinguishment	—	—	—	—	—	52.2	52.2
Depreciation included in equity in loss of unconsolidated affiliates	2.1	—	0.1	—	0.7	—	2.9
Adjusted EBITDA from continuing operations	$27.7	$23.5	$(0.8)	$6.3	$(1.0)	$(19.1)	$36.6

Six Months Ended June 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$592.9	$286.5	$124.3	$89.4	$18.4	$(1.4)	$1,110.1
Depreciation and amortization	19.0	8.3	5.9	5.1	0.3	0.9	39.5
Cost of sales and selling and administrative	394.9	230.4	124.8	71.8	20.0	44.3	886.2
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Other operating credits and charges, net	—	—	—	—	—	7.0	7.0
Total operating costs	413.9	238.7	130.7	76.9	20.3	51.5	932.0
Income (loss) from operations	179.0	47.8	(6.4)	12.5	(1.9)	(52.9)	178.1
Total non-operating expense	—	—	—	—	—	17.8	17.8
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	179.0	47.8	(6.4)	12.5	(1.9)	(35.1)	195.9
Provision for income taxes	—	—	—	—	—	47.6	47.6
Equity in (income) loss of unconsolidated affiliates	(14.5)	—	2.2	—	1.0	—	(11.3)
Income (loss) from continuing operations	$193.5	$47.8	$(8.6)	$12.5	$(2.9)	$(82.7)	$159.6
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$193.5	$47.8	$(8.6)	$12.5	$(2.9)	$(82.7)	$159.6
Provision for income taxes	—	—	—	—	—	47.6	47.6
Interest expense, net of capitalized interest	—	—	—	—	—	20.4	20.4
Depreciation and amortization	19.0	8.3	5.9	5.1	0.3	0.9	39.5
EBITDA from continuing operations	212.5	56.1	(2.7)	17.6	(2.6)	(13.8)	267.1
Stock based compensation expense	0.5	0.3	0.2	—	—	3.2	4.2
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Investment income	—	—	—	—	—	(6.6)	(6.6)
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Other operating credits and charges, net	—	—	—	—	—	7.0	7.0
Other operating credits and charges associated with unconsolidated affiliates	—	—	—	—	—	2.7	2.7
Depreciation included in equity in (income) loss of unconsolidated affiliates	3.4	—	0.1	—	1.6	—	5.1
Adjusted EBITDA from continuing operations	$216.4	$56.4	$(2.4)	$17.6	$(1.0)	$(44.1)	$242.9

Six Months Ended June 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$344.4	$250.1	$100.3	$85.1	$20.8	$(11.4)	$789.3
Depreciation and amortization	17.0	8.1	5.2	5.6	0.4	0.7	37.0
Cost of sales and selling and administrative	308.6	205.9	101.4	72.8	20.4	26.1	735.2
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.2	0.2
Total operating costs	325.6	214.0	106.6	78.4	20.8	27.0	772.4
Income (loss) from operations	18.8	36.1	(6.3)	6.7	—	(38.4)	16.9
Total non-operating expense	—	—	—	—	—	(73.0)	(73.0)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	18.8	36.1	(6.3)	6.7	—	(111.4)	(56.1)
Provision for income taxes	—	—	—	—	—	(12.3)	(12.3)
Equity in loss of unconsolidated affiliates	2.1	—	—	—	2.5	—	4.6
Income (loss) from continuing operations	$16.7	$36.1	$(6.3)	$6.7	$(2.5)	$(99.1)	$(48.4)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$16.7	$36.1	$(6.3)	$6.7	$(2.5)	$(99.1)	$(48.4)
Provision for income taxes	—	—	—	—	—	(12.3)	(12.3)
Interest expense, net of capitalized interest	—	—	—	—	—	25.7	25.7
Depreciation and amortization	17.0	8.1	5.2	5.6	0.4	0.7	37.0
EBITDA from continuing operations	33.7	44.2	(1.1)	12.3	(2.1)	(85.0)	2.0
Stock based compensation expense	0.5	0.3	0.3	—	—	3.5	4.6
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.2	0.2
Investment income	—	—	—	—	—	(7.6)	(7.6)
Early debt extinguishment	—	—	—	—	—	52.2	52.2
Depreciation included in equity in loss of unconsolidated affiliates	4.1	—	0.2	—	2.2	—	6.5
Adjusted EBITDA from continuing operations	$38.3	$44.5	$(0.6)	$12.3	$0.1	$(36.7)	$57.9
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income for the second quarter of 2013 was $94.1 million, or $0.65 per diluted share, on sales of $572.6 million, compared to a net loss for the second quarter of 2012 of $37.3 million, or $0.27 per diluted share, on sales of $427.8 million. For the second quarter of 2013, income from continuing operations was $94.2 million, or $0.65 per diluted share, compared to a loss of $37.2 million, or $0.27 per diluted share, for the second quarter of 2012.
Our net income for the first six months of 2013 was $159.4 million, or $1.10 per diluted share, on sales of $1.1 billion, compared to a net loss for the first six months of 2012 of $48.6 million, or $0.35 per diluted share, on sales of $789.3 million. For the first six months of 2013, income from continuing operations was $159.6 million, or $1.10 per diluted share, compared to a loss from continuing operations of $48.4 million, or $0.35 per diluted share.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating income, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales	$306.2	$194.9	57%	$592.9	$344.4	72%
Operating income	95.4	17.0	461%	193.5	16.7	1,059%
Adjusted EBITDA from continuing operations	107.7	27.7	289%	216.4	38.3	465%
Percent changes in average sales prices and unit shipments for the second quarter and six months ended June 30, 2013 compared to the second quarter and six months ended June 30, 2012 are as follows:

	Quarter Ended June 30, 2013 versus 2012		Six Months Ended June 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	59%	2%	69%	6%
For both the quarter and six months ended June 30, 2013, OSB prices increased as compared to the corresponding period in 2012. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling price favorably impacted sales from continuing operations by approximately $110 million for the second quarter of 2013 as compared to the corresponding period in 2012 and $233 million for the six month ended June 30, 2013 as compared to the comparable period in 2012. Sales volumes were comparable with the second quarter of 2012 and for the six month period showed an increase over the comparable period of 2012 due to improving housing demand.
Compared to the second quarter and the first six months of 2012, the primary factor for increased operating income was higher OSB sales prices. Offsetting this increase were costs incurred with preparing two of our temporary curtailed OSB mills to resume operations and higher raw material costs.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating income and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales	$152.7	$137.0	11%	$286.5	$250.1	15%
Operating income	27.1	19.4	40%	47.8	36.1	32%
Adjusted EBITDA from continuing operations	31.7	23.5	35%	56.4	44.5	27%
Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
SmartSide Siding	$122.6	$112.9	9%	$228.9	$202.3	13%
Commodity OSB	16.6	11.0	51%	29.7	18.9	57%
CanExel siding	13.5	13.1	3%	27.9	28.9	(3)%
Total	$152.7	$137.0	11%	$286.5	$250.1	15%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2013 compared to the quarter and six months ended June 30, 2012 are as follows:

	Quarter Ended June 30, 2013 versus 2012		Six Months Ended June 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	2%	8%	2%	13%
Commodity OSB	62%	(9)%	72%	(10)%
CanExel siding	(2)%	4%	(1)%	(6)%
For both the second quarter and six months ended June 30, 2013 compared to the corresponding periods in 2012, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds and increased housing demand. Sales prices in our SmartSide siding product line for the quarter and six month periods ended June 30, 2013 as compared to the corresponding periods in 2012 increased due to a price increase which went into effect in early April as well as changes in product mix.
For CanExel, sales volume increased in the second quarter of 2013 as compared to the comparable period in 2012 due to pent up construction demand resulting from weather related issues in the first quarter of 2013. In the six month period ended June 30, 2013 compared to the same period in 2012, sales volumes in our CanExel siding line decreased due to lower demand. Sales prices declined in both the second quarter and six month period of 2013 as compared to the corresponding periods in 2012 due to the impact of the Canadian dollar as a majority of these sales are made in Canada.
For both the second quarter and first six months of 2013 as compared to the same periods in the prior year, sales prices increased for our commodity OSB products as discussed in the OSB segment above. The increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $5 million for the quarter and $11 million for the six months ended June 30, 2013 as compared to the corresponding periods of 2012. Volumes of commodity OSB were lower for both the quarter and six months ended June 30, 2013 as compared to the comparable period of 2012 due to increases in siding volume which reduced the production capacity for OSB.
Overall, the improvement in operating results for our siding segment for the quarter and six month periods ended June 30, 2013, compared to the same periods in 2012, was primarily due to increased volumes in our SmartSide product line as well as increased OSB pricing.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales	$60.9	$51.7	18%	$124.3	$100.3	24%
Operating losses	(5.1)	(3.4)	(50)%	(8.6)	(6.3)	(37)%
Adjusted EBITDA from continuing operations	(2.3)	(0.8)	(188)%	(2.4)	(0.6)	(300)%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
LVL/LSL	$30.3	$25.1	21%	$58.9	50.5	17%
I-Joist	21.6	18.7	16%	41.4	32.5	27%
Related products	9.0	7.9	14%	24.0	17.3	39%
Total	$60.9	$51.7	18%	$124.3	$100.3	24%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2013 compared to the quarter and six months ended June 30, 2012 are as follows:

	Quarter Ended June 30, 2013 versus 2012		Six Months Ended June 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	5%	15%	3%	14%
I-Joist	13%	2%	11%	16%
For the quarter and six months ended June 30, 2013, sales volumes of LVL/LSL and I-joists increased over the prior year due to the improved housing market. Sales prices for LVL/LSL and I-joists for the quarter and six months ended June 30, 2012 increased due to price increases implemented to offset higher raw material costs.
Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the quarter and six months ended June 30, 2013, compared to the same periods in 2012, the results of operations were lower due to increases in raw material costs, primarily OSB and lumber, which were partially offset by increases in sales prices.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales	$44.3	$42.7	4%	$89.4	$85.1	5%
Operating income	6.3	3.6	75%	12.5	6.7	87%
Adjusted EBITDA from continuing operations	8.8	6.3	40%	17.6	12.3	43%
Sales in this segment by production location were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Chile	$32.2	$31.5	2%	$62.5	$59.6	5%
Brazil	12.1	11.2	8%	26.9	25.5	5%
Total	$44.3	$42.7	4%	$89.4	$85.1	5%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2013 compared to the quarter and six months ended June 30, 2012 are as follows:

	Quarter Ended June 30, 2013 versus 2012		Six Months Ended June 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	6%	(5)%	7%	(3)%
Brazil	9%	(10)%	17%	(5)%
For the quarter and six month periods ended June 30, 2013, compared to the same period in 2012, sales volumes in Chile and Brazil were lower due to turmoil in Brazil as well as upcoming Chilean elections which has slowed home building.
Sales prices increased for both the quarter and six month period ended June 30, 2013 as compared to the corresponding periods in 2012 due to price increases implemented in both Chile and Brazil. Local currency selling prices in Chile increased for the quarter by 5% and for the six month period by 4% and local currency selling prices in Brazil increased 10% for the second quarter and 13% for the six month period as compared to the corresponding periods in 2012.
OTHER PRODUCTS
Our other products segment includes our moulding business and our joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales	$9.3	$10.7	(13)%	$18.4	$20.8	(12)%
Operating losses	(2.0)	(1.9)	(5)%	(2.9)	(2.5)	(16)%
Adjusted EBITDA from continuing operations	(1.0)	(1.0)	—%	(1.0)	0.1	N.M.
Sales in this segment by operation are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Moulding	$5.6	$6.7	(16)%	$11.9	$14.2	(16)%
Other	3.7	4.0	(8)%	6.5	6.6	(2)%
Total	$9.3	$10.7	(13)%	$18.4	$20.8	(12)%
For the quarter and six months ended June 30, 2013, compared to the same periods in 2012, sales in our moulding business were lower due to declines in demand in retail markets and the temporary loss of a customer.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter and six months ended June 30, 2013, compared to the same periods in 2012, general corporate expenses increased 17% and 15% and overall selling and administrative expenses increased by 16% and 14%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative costs is primarily due to the cost of an information technology system upgrade we started in January 2013 and higher incentive compensation accruals.

INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2013	2012	2013	2012
Investment income	$3.1	$3.2	$6.3	$6.5
SERP market adjustments	—	0.2	0.3	1.1
Investment income	3.1	3.4	6.6	7.6

Interest expense	(10.0)	(12.4)	(20.2)	(24.4)
Amortization of debt charges	(0.4)	(0.7)	(0.8)	(1.3)
Capitalized interest	0.6	—	0.6	—
Interest expense, net of capitalized interest	(9.8)	(13.1)	(20.4)	(25.7)

Gain on acquisition	35.9	—	35.9	—
Early debt extinguishment	—	(52.2)	—	(52.2)
Foreign currency losses	(3.6)	(2.6)	(4.3)	(2.7)

Total non-operating income (expense)	$25.6	$(64.5)	$17.8	$(73.0)
INCOME TAXES
For the second quarter and first six months of 2013, we recorded income tax provisions on continuing operations of 21% and 23% as compared to income tax benefits of 23% and 20% in the comparable periods of 2012. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the second quarter and first six months of 2013 relates to the effect of foreign tax rates and decreases in valuation allowances associated with net operating loss carryforwards in various jurisdictions which are anticipated to be utilized in the current year based upon projected income. For the second quarter and first six months of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to state income taxes, the effect of foreign tax rates, increases in valuation allowances associated with net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on our plans. We estimate that our net periodic pension cost for 2013 will be approximately $7.5 million. If a curtailment or settlement occurs in 2013, this estimate may change significantly. We estimate that we will contribute approximately $3 to $5 million to our defined benefit pension plans in 2013.
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

3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class) and Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) (filed March 5, 2012, as a state-wide putative class). The Prevett v. Louisiana Pacific lawsuit was voluntarily dismissed by the plaintiffs on May 31, 2012. This lawsuit was replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putative class). A fifth lawsuit, Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich) (filed May 3, 2012) was filed as a statewide putative class action in the second quarter of 2012. These lawsuits follow two state-wide putative class action lawsuits previously filed against LP in United States District Courts: Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.); and Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.). The Ellis case was dismissed by the District Court, which dismissal was affirmed by the United States Court of Appeals for the Fourth Circuit on November 2, 2012, and the Hart case has been certified by the District Court as a class action and is scheduled for trial on August 12,2013.

Plaintiffs moved to combine pretrial matters through a Multi-district Litigation (MDL) motion, filed as In Re: Louisiana-Pacific Corporation Trim board Siding Marketing, Sales Practice and Products Liability Litigation MDL No. 2366 (U.S. Judicial Panel on Multi-district Litigation) seeking to transfer all cases to the Eastern District of North Carolina. Louisiana-Pacific objected to the MDL motion and on June 11, 2012, the MDL Panel denied plaintiffs Motion to Transfer.

Subsequently, LP filed motions to dismiss in all of the pending cases.    The Holbrook case was dismissed by the District Court on August 29, 2012. The  dismissal was appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit.  On July 12, 2013, the Sixth Circuit affirmed the District Judge's dismissal of plaintiffs  breach of express and implied warranty claims under the UCC, their claim under Ohio's Deceptive Trade Practices Act, and a claim brought pursuant to the Ohio Products Liability Act.  The Court confirmed that LP's written express Limited Warranty is the only available basis for recovery available to the plaintiffs in this case. On December 31,2012, the Court in Bristol Village dismissed all plaintiffs counts except for the breach of express warranty claim and his claim under NY, GBL 349(a).  On January 18, 2012, the Court in Brown granted in part and denied in part, LP's motion to dismiss dismissing plaintiffs negligence claims.  On July 22,2013, the Court in Lipov granted LP's motion to dismiss all claims leaving only an express warranty claim for which LP did not move for dismissal.

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
OPERATING ACTIVITIES
During the first six months of 2013, we generated $163.6 million of cash from operating activities compared to cash used of $17.3 million during the first six months of 2012. The increase in cash provided by operating activities in the first six months of 2013 was primarily related to improved operating results.
During the first six months of 2013, our accounts receivable balance increased due primarily to higher OSB pricing. No substantial change occurred in credit terms or number of days outstanding. Inventory increased based on seasonality in demand.
INVESTING ACTIVITIES
During the first six months of 2013, cash used in investing activities was approximately $76.0 million. Capital expenditures in the first six months of 2013 were $25.6 million. Acquisitions, net of cash acquired used $67.4 million in the first six months of 2013. Additionally, we received $13.9 million from our joint ventures and $1.7 million proceeds from the sale of assets. Included in “Accounts payable” is $2.2 million related to capital expenditures that had not yet been paid as of June 30, 2013.
During the first six months of 2012, cash provided from investing activities was approximately $1.4 million. Capital expenditures in the first six months of 2012 were $6.8 million. Additionally, we contributed $1.9 million to our joint ventures for working capital requirements and received $9.1 million from the sale of assets. Included in “Accounts payable” was $0.5 million related to capital expenditures that had not yet been paid as of June 30, 2012.
We expect to make no more than $75 million of capital expenditures in 2013 related to projects critical for continuing operations and future growth. Additionally, we will spend $10 million in capital associated with our information technology systems upgrade.
FINANCING ACTIVITIES
During the first six months of 2013 cash used by financing activities was $15.6 million. We made a $3.6 million payment on loans during the first six months of 2013. We used $12.0 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
During the first six months of 2012, we issued $350.0 million of 7.5% Senior Notes due 2020, and used approximately $248.4 million of the proceeds of this issuance to fully retire our Senior Secured Notes due in 2017 and pay related transaction costs and expenses.
CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in October 2016.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At June 30, 2013, we had $100 million of borrowing base capacity under the facility and no borrowings outstanding under the facility. Under this facility at June 30, 2013, were $8.1 million in letters of credit which were collateralized by $8.6 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit.
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
OTHER LIQUIDITY MATTERS
As of June 30, 2013, we had $4.0 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2013, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of June 30, 2013, the fair value of facilities that have not been indefinitely curtailed substantially was substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at June 30, 2013, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 5.8 billion square feet ( 3/8" basis) or 5.0 billion square feet ( 7/16" basis), a $1 change in the annual average price per square foot on 7/16" basis would change annual pre-tax profits by approximately $5.0 million. Until the housing market more fully recovers, we expect that our near term volumes will be below our capacity.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2013, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the second quarter and six months ended June 30, 2013 and 2012.

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Oriented strand board, million square feet 3/8" basis(1)	1,000	922	1,892	1,721
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	46	51	84	96
Wood-based siding, million square feet 3/8" basis	266	236	517	476
Engineered I-Joist, million lineal feet(1)	18	18	37	32
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,961	1,723	3,862	3,412

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2009	$145	$161	$163
2010	$214	$210	$220
2011	$154	$172	$186
2012 1st Qtr. Avg .	$201	$205	$203
2012 2nd Qtr. Avg.	$232	$224	$235
2013 1st Qtr. Avg.	$419	$420	$417
2013 2nd Qtr Avg.	$328	$320	$347

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 58% of our North American sales in the first six months of 2013 compared to 49% in the comparable period of 2012, and 49% and 51% of our North American sales in 2012 and 2011 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

LOUISIANA-PACIFIC CORPORATION

Date:	August 6, 2013	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	August 6, 2013	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)