Form 10-Q
period 2013-09-30
LOUISIANA-PACIFIC CORP
filed 2013-11-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,121,253 shares of Common Stock, $1 par value, outstanding as of November 5, 2013.
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in governmental fiscal and monetary policies and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, Brazilian real and the Chilean peso;

•	changes in general and industry specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product related litigation and other legal proceedings;

•	governmental gridlock and curtailment of government services ans spending; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$507.4	$462.1	$1,605.5	$1,237.3
Operating costs and expenses:
Cost of sales	416.3	364.4	1,221.7	1,026.9
Depreciation and amortization	25.8	18.8	65.0	55.5
Selling and administrative	33.5	30.5	103.6	92.1
(Gain) loss on sale or impairment of long-lived assets, net	0.3	4.3	(0.4)	4.5
Other operating credits and charges, net	(16.1)	1.2	(9.1)	1.2
Total operating costs and expenses	459.8	419.2	1,380.8	1,180.2
Income from operations	47.6	42.9	224.7	57.1
Non-operating income (expense):
Interest expense, net of capitalized interest	(7.6)	(10.7)	(28.0)	(36.4)
Investment income	1.7	4.1	8.3	11.7
Early debt extinguishment	(0.8)	—	(0.8)	(52.2)
Gain on acquisition	—	—	35.9	—
Other non-operating items	1.0	0.4	(3.3)	(2.3)
Total non-operating income (expense)	(5.7)	(6.2)	12.1	(79.2)
Income (loss) from continuing operations before taxes and equity in (income) loss of unconsolidated affiliates	41.9	36.7	236.8	(22.1)
Provision (benefit) for income taxes	4.4	7.7	51.6	(5.6)
Equity in (income) loss of unconsolidated affiliates	—	(2.0)	(11.3)	2.6
Income (loss) from continuing operations	37.5	31.0	196.5	(19.1)
Income from discontinued operations before taxes	1.0	0.5	1.6	2.8
Provision for income taxes	0.4	0.2	0.6	1.0
Income from discontinued operations	0.6	0.3	1.0	1.8
Net income (loss)	$38.1	$31.3	$197.5	$(17.3)
Income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$0.27	$0.23	$1.41	$(0.14)
Income from discontinued operations	—	—	0.01	0.01
Net income (loss) per share	$0.27	$0.23	$1.42	$(0.13)
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$0.26	$0.22	$1.36	$(0.14)
Income from discontinued operations	—	—	0.01	0.01
Net income (loss) per share	$0.26	$0.22	$1.37	$(0.13)

Average shares of stock outstanding - basic	140.0	137.1	139.1	136.9
Average shares of stock outstanding - diluted	144.0	142.6	144.1	136.9

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$38.1	$31.3	197.5	$(17.3)
Other comprehensive income (loss)
Foreign currency translation adjustments	0.3	2.9	(6.8)	1.7
Unrealized loss on derivative instruments	(0.1)	(0.5)	(0.1)	(0.7)
Unrealized gain (loss) on marketable securities, net of reversals	(0.2)	0.5	1.0	0.7
Defined benefit pension plans	1.0	0.7	4.0	2.7
Other comprehensive income (loss), net of tax	1.0	3.6	(1.9)	4.4

Comprehensive income (loss)	$39.1	$34.9	$195.6	$(12.9)
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$669.5	$560.9
Receivables, net of allowance for doubtful accounts of $1.1 million at September 30, 2013 and December 31, 2012	109.2	82.7
Inventories	225.0	209.8
Other current assets	10.2	6.0
Deferred income taxes	13.7	12.3
Current portion of notes receivable from asset sales	—	91.4
Assets held for sale	31.4	32.5
Total current assets	1,059.0	995.6
Timber and timberlands	72.2	40.1
Property, plant and equipment, at cost	2,214.3	2,061.6
Accumulated depreciation	(1,350.3)	(1,310.8)
Net property, plant and equipment	864.0	750.8
Goodwill	9.7	—
Notes receivable from asset sales	432.2	432.2
Long-term investments	3.8	2.0
Restricted cash	11.2	12.0
Investments in and advances to affiliates	4.2	68.6
Deferred debt costs	7.4	9.2
Other assets	33.8	15.5
Long-term deferred tax asset	—	5.0
Total assets	$2,497.5	$2,331.0
LIABILITIES AND EQUITY
Current portion of long-term debt	$2.3	$7.8
Current portion of limited recourse notes payable	—	90.0
Accounts payable and accrued liabilities	173.5	139.5
Current portion of contingency reserves	2.0	2.0
Total current liabilities	177.8	239.3
Long-term debt, excluding current portion	763.3	782.7
Contingency reserves, excluding current portion	12.4	12.8
Other long-term liabilities	171.8	168.8
Deferred income taxes	148.4	93.6
Stockholders’ equity:
Common stock	152.0	150.4
Additional paid-in capital	505.7	533.6
Retained earnings	908.1	710.6
Treasury stock	(232.2)	(252.9)
Accumulated comprehensive loss	(109.8)	(107.9)
Total stockholders’ equity	1,223.8	1,033.8
Total liabilities and stockholders’ equity	$2,497.5	$2,331.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38.1	$31.3	$197.5	$(17.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25.8	18.8	65.0	55.5
(Income) loss from unconsolidated affiliates	—	(2.0)	(11.3)	2.6
(Gain) loss on sale or impairment of long-lived assets	0.3	4.3	(0.4)	4.5
Gain on acquisition	—	—	(35.9)	—
Gain on sale of discontinued operation	(1.7)	—	(1.7)	—
Early debt extinguishment	0.8	—	0.8	52.2
Payment of long-term deposit	(17.1)	—	(17.1)	—
Other operating credits and charges, net	(16.1)	1.2	(9.1)	1.2
Stock-based compensation related to stock plans	2.4	1.8	6.6	6.4
Exchange (gain) loss on remeasurement	(0.4)	5.7	(0.5)	4.8
Cash settlement of contingencies	—	(0.4)	(0.4)	(1.6)
Cash settlements of warranties	(3.4)	(3.0)	(7.7)	(6.9)
Pension expense, net of cash payments	(0.1)	2.2	2.5	6.3
Non-cash interest expense, net	1.2	0.5	1.8	1.9
Other adjustments, net of acquisition	0.3	(1.7)	1.2	(0.3)
Changes in assets and liabilities, net of acquisition:
Increase in receivables	(7.9)	(2.8)	(25.8)	(38.3)
(Increase) decrease in inventories	15.8	(5.6)	(12.3)	(41.6)
(Increase) decrease in other current assets	1.7	0.6	(4.3)	(2.4)
Increase in accounts payable and accrued liabilities	17.1	7.2	26.0	26.6
Increase (decrease) in deferred income taxes	2.4	7.7	47.9	(4.8)
Net cash provided by operating activities	59.2	65.8	222.8	48.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(17.7)	(9.3)	(43.3)	(16.1)
Investments in and advances to joint ventures	—	8.8	13.9	6.6
Proceeds from sales of assets	15.0	—	16.7	9.1
Acquisition, net of cash acquired	—	—	(67.4)	—
Receipt of proceeds from notes receivable	91.4	—	91.4	—
(Increase) decrease in restricted cash under letters of credit/credit facility	(0.7)	—	0.7	1.0
Net cash provided by (used in) investing activities	88.0	(0.5)	12.0	0.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	350.0
Repayment of long-term debt	(109.5)	(0.2)	(113.1)	(242.3)
Taxes paid related to net share settlement of equity awards	—	—	(12.0)	—
Payment of debt issuance fees	—	—	—	(6.3)
Other, net	(0.1)	0.8	(0.1)	1.2
Net cash provided by (used in) financing activities	(109.6)	0.6	(125.2)	102.6
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	1.2	(2.5)	(1.0)	(1.5)
Net increase in cash and cash equivalents	38.8	63.4	108.6	150.5
Cash and cash equivalents at beginning of period	630.7	427.1	560.9	340.0
Cash and cash equivalents at end of period	$669.5	$490.5	$669.5	$490.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	150.4	$150.4	(11.9)	$(252.9)	$533.6	$710.6	$(107.9)	$1,033.8
Net income	—	—	—	—	—	197.5	—	197.5
Issuance of shares for employee stock plans and stock-based compensation	—	—	1.6	32.7	(32.6)	—	—	0.1
Taxes paid related to net share settlement of equity awards	—	—	(0.6)	(12.0)	—	—	—	(12.0)
Exercise of warrants	1.6	1.6	—	—	(1.6)	—	—	—
Compensation expense associated with stock awards	—	—	—	—	6.3	—	—	6.3
Other comprehensive loss	—	—	—	—	—	—	(1.9)	(1.9)
Balance, September 30, 2013	152.0	$152.0	(10.9)	$(232.2)	$505.7	$908.1	$(109.8)	$1,223.8
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 10) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012. During the third quarter of 2013, LP sold its moulding operations and has included the results of operations of this business in discontinued operations for all periods presented.
NOTE 2 – STOCK-BASED COMPENSATION
At September 30, 2013, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.4 million for the quarter ended September 30, 2013 as compared to $1.8 million for the quarter ended September 30, 2012 and $6.6 million for the nine months ended September 30, 2013 and $6.4 million for the nine months ended September 30, 2012.
Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options historically have become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At September 30, 2013, 5.6 million shares were available under the current stock award plans for stock-based awards.
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

The following table summarizes stock options and SSARs outstanding as of September 30, 2013, as well as activity during the nine month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARs outstanding at January 1, 2013	8,475	$12.88
SSARs granted	343	20.49
Options / SSARs exercised	(1,854)	9.03
Options /SSARs canceled	—	—
Options/SSARs outstanding at September 30, 2013	6,964	$14.28	5.2	$37.4
Vested and expected to vest at September 30, 2013	6,615	—	—	$35.5
Options/SSARS exercisable at September 30, 2013	5,724	$14.72	—	$29.9
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on September 30, 2013. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of September 30, 2013, there was $5.0 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.4 years. LP recorded compensation expense related to these awards in the first nine months of 2013 of $2.5 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The employee awards vest three years from date of grant and awards to directors vest one year from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value at the time of grant approximates the fair value. LP recorded compensation expense related to these awards in the first nine months of 2013 of $2.0 million. As of September 30, 2013, there was $3.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.1 years.
The following table summarizes incentive share awards outstanding as of September 30, 2013 as well as activity during the nine months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2013	960,388
Incentive share awards granted	158,474
Incentive share awards vested	(346,107)
Incentive share awards canceled	(478)
Incentive shares outstanding at September 30, 2013	772,277	1.1	$13.5
Vested and expected to vest at September 30, 2013	733,663	—	$12.8

Restricted Stock
LP grants restricted stock to certain senior employees. The shares for employees vest three years from the date of grant and for directors vest five years from date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. As of September 30, 2013, there was $2.9 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.3 years. LP recorded compensation expense related to these awards in the first nine months of 2013 of $1.3 million.
The following table summarizes the restricted stock outstanding as of September 30, 2013 as well as activity during the nine months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2013	556,987	$8.51
Restricted stock awards granted	108,174	20.49
Restrictions lapsed	(205,739)	7.00
Restricted stock awards at September 30, 2013	459,422	$12.01
LP annually grants to each director restricted stock units with a one year vesting period. As of September 30, 2013, LP has 93,179 shares (or restricted stock units) outstanding under this program. Compensation expense recognized in the first nine months of 2013 related to these grants was $0.2 million.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. LP recorded compensation expense related to these awards of $0.3 million in the first nine months of 2013. As of September 30, 2013, there was $0.9 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 2.6 years.
Phantom stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan, phantom stock units are no longer granted to directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. Since these awards are settled in cash, such awards are required to be remeasured based upon the changes in LP's stock price. As of September 30, 2013, LP had 75,816 shares outstanding under this program. LP recorded compensation expense related to these awards of $0.3 million in the first nine months of 2013.
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

The following table summarizes assets and liabilities measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3.8	$—	$—	$3.8
Trading securities	2.0	2.0	—	—
Contingent consideration	7.2	—	—	7.2
Total	$13.0	$2.0	$—	$11.0
Dollar amounts in millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$2.0	$—	$—	$2.0
Trading securities	1.7	1.7	—	—
Total	$3.7	$1.7	$—	$2.0
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 and 2012.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2011	$0.7	$—
Total realized/unrealized gains included in other comprehensive income	1.1	—
Balance at September 30, 2012	$1.8	$—

Balance at December 31, 2012	$2.0	$—
Contingent consideration pursuant to business combination (see Note 19)	—	24.3
Adjustment to contingent consideration fair value	—	(17.3)
Total realized/unrealized gains included in other comprehensive income	1.8	—
Foreign currency gain	—	0.2
Balance at September 30, 2013	$3.8	$7.2
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these items.
During the third quarter of 2013, LP recognized a gain of $17.3 million as a fair value adjustment to the contingent consideration associated with a business combination (as discussed in Note 19). The fair value of the contingent consideration was reduced during the third quarter of 2013 due to the decline in projected OSB prices and resulting reduction in the estimated payment obligation The fair value adjustment is recorded in Other Operating Credits and Charges, Net. This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration volatility of such projections.
During the third quarter of 2012, LP recognized an impairment charge of $4.4 million on an OSB mill in Quebec, Canada, based upon a change in the plan of sale of various assets held for sale to reduce their carrying value to the estimated selling price less selling costs. The valuation of these assets was determined using Level 2 inputs under the market approach.
NOTE 4 – EARNINGS PER SHARE
Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock options, stock settled stock appreciation rights, incentive shares and warrants) be excluded from the calculation of diluted earnings per share for the periods in which LP recognizes losses from continuing operations or at such time that the exercise prices of such awards are in excess of the weighted average market price of LP's common stock during these periods because the effect is anti-dilutive. Performance share awards are included in the calculation of earnings per share using the contingently issuable method. The following table sets forth the computation of basic and diluted earnings per share:

Dollar and share amounts in millions, except per share amounts	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$37.5	$31.0	$196.5	$(19.1)
Income from discontinued operations	0.6	0.3	1.0	1.8
Net income (loss)	$38.1	$31.3	$197.5	$(17.3)
Denominator:
Basic - weighted average common shares outstanding	140.0	137.1	139.1	136.9
Dilutive effect of stock warrants	1.8	3.0	2.5	—
Dilutive effect of stock plans	2.2	2.5	2.5	—
Diluted shares outstanding	144.0	142.6	144.1	136.9
Basic earnings per share:
Income (loss) from continuing operations	$0.27	$0.23	$1.41	$(0.14)
Income from discontinued operations	—	—	0.01	0.01
Net income (loss) per share	$0.27	$0.23	$1.42	$(0.13)
Diluted earnings per share:
Income (loss) from continuing operations	$0.26	$0.22	$1.36	$(0.14)
Income from discontinued operations	—	—	0.01	0.01
Net income (loss) per share	$0.26	$0.22	$1.37	$(0.13)
For the quarter and nine months ended September 30, 2013, stock options and SSARs related to approximately 2.4 million and 2.3 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation. For the quarter ended September 30, 2012, stock options, stock warrants and SSARs relating to approximately 4.4 million share of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation. For the nine months ended September 30, 2012, stock options, stock warrants and SSARs related to approximately 11.1 million shares of LP common stock were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.
At September 30, 2013, outstanding warrants were exercisable to purchase approximately 1,462,119 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2013	December 31, 2012
Trade receivables	$102.1	$76.0
Interest receivables	0.7	0.8
Income tax receivable	0.8	1.8
Other receivables	6.7	5.2
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$109.2	$82.7
Other receivables at September 30, 2013 and December 31, 2012 primarily consist of sales tax receivables, receivables from joint ventures, accrued receivables and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2013	December 31, 2012
Logs	$42.9	$37.6
Other raw materials	20.3	17.7
Finished products	148.5	142.7
Supplies	14.3	12.8
LIFO reserve	(1.0)	(1.0)
Total	$225.0	$209.8
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of September 30, 2013 and December 31, 2012, LP included two OSB mills and various assets at a third OSB mill, as well as various non-operating sites, in its held for sale category. During the third quarter of 2012, LP recognized an impairment charge of $4.4 million on an OSB mill in Quebec, Canada, based upon a change in the plan of sale of various assets held for sale to reduce their carrying value. The current book values of assets held for sale by category is as follows:

Dollars in millions	September 30, 2013	December 31, 2012
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$9.9	$10.0
Buildings	15.6	17.1
Machinery and equipment	140.7	140.8
	166.2	167.9
Accumulated depreciation	(134.8)	(135.4)
Net property, plant and equipment	$31.4	$32.5

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
The income tax components and associated effective income tax rates for the quarter and nine months ended September 30, 2013 and 2012 are as follows:

	Quarter Ended September 30,
	2013		2012
Dollars in millions	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$4.4	11%	$7.7	20%
Discontinued operations	0.4	35%	0.2	35%
	$4.8	11%	$7.9	20%

	Nine Months Ended September 30,
	2013		2012
	Tax Provision	Tax Rate	Tax Provision/(Benefit)	Tax Rate
Continuing operations	$51.6	21%	$(5.6)	23%
Discontinued operations	0.6	35%	1.0	35%
	$52.2	21%	$(4.6)	21%
For the first nine months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions which are either anticipated to be utilized in the current year based upon projected income or recognized due to the recording of additional deferred tax liabilities.  For the first nine months of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates, increases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions.
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
As a result of certain recognition requirements of ASC 718 Compensation -- Stock Compensation, certain deferred tax assets as of September 30, 2013 are not recognized in relation to amounts of tax deductions for equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $13.5 million if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service (IRS) initiated an audit of tax years 2007 - 2009 for which field work has been completed. LP has protested certain proposed adjustments and requested review by the IRS Appeals Office. During the third quarter of 2013, LP deposited $17.1 million with the IRS to suspend the accrual of interest pending the resolution of this matter. The deposit is included within other assets on the Condensed Consolidated Balance Sheet. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2005 through 2012. Canadian federal income tax returns have been audited and effectively settled through 2008, and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2011. As of September 30, 2013, the Chilean Tax Office was in process of auditing tax year 2011.
NOTE 9 – LONG-TERM DEBT
LP’s long-term debt consists of the following:

Dollars in millions	September 30, 2013	December 31, 2012
Debentures:
Senior notes, maturing 2020	$350.0	$350.0
Bank credit facilities:
Chilean term credit facility, maturing 2019, denominated in UF	16.2	39.3
Brazilian export financing facility, maturing 2017	8.0	10.0
Limited recourse notes payable:
Senior notes, payable 2013 - 2018	22.0	112.0
Other financing
Non-recourse notes, payable 2018	368.7	368.7
Other	0.7	0.5
Total	765.6	880.5
Less: current portion	(2.3)	(97.8)
Net long-term portion	$763.3	$782.7
LP issued $348.6 million of senior notes in 1998 in a private placement to institutional investors. The remaining $22.0 million of the notes payable will mature in 2018 and are secured by $22.3 million of notes receivable from Green Diamond that will mature in 2018. Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.
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

In December 2009, LP entered into a term loan agreement with a Chilean bank. This loan is denominated in UF (inflation adjusted Chilean pesos) and is secured by substantially all of the property owned by LP Chile S.A. The loan was required to be repaid in 16 equal semi-annual payments that began in June 2012 and end in December 2019.  Payments of $21.0 million were made during the year which included a scheduled payment of $2.6 million in the second quarter of 2013 and an optional prepayment of $18.4 million during the third quarter of 2013. The next scheduled payment is not due until June 2017. In connection with the prepayment, LP recorded a loss on early debt extinguishment of $0.8 million, which included $0.5 million associated with the unamortized financing costs associated with the loan. Any additional increases or decreases in the loan balance shown are related to changes in the underlying foreign currency exchange rates or required inflation adjustments.
In August 2011, LP entered into an export financing loan agreement with a Brazilian bank pursuant to which it borrowed $10.0 million. This loan is denominated in U.S. dollars, is to be repaid in 10 equal semi-annual payments that began in January 2013 and end in July 2017.
In May 2012, LP issued $350.0 million of 7.5% Senior Notes due 2020. LP used a portion of the proceeds to fully retire the remaining balance outstanding on its Senior Secured Notes due in 2017. In connection with this repurchase, LP recorded a loss on early debt extinguishment of $52.2 million which included $4.5 million associated with the unamortized financing costs associated with the Senior Secured Notes. On or after June 1, 2016, LP may, at its option on one or more occasions, redeem all or any portion of the Notes at specified redemption rates.
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
LP estimated the Senior Notes maturing in 2020 to have a fair value of $378.9 million at September 30, 2013 and $397.3 million at December 31, 2012 based upon market quotations.
Additional descriptions of LP’s indebtedness are included in consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 10 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the third quarter and nine months ended September 30, 2013 and September 30, 2012 are reflected in the table below and are described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2013	2012	2013	2012
Other operating charges and credits net:
Adjustment related to prior year inventory	$—	$—	$(1.6)	$—
Adjustment related to prior year depreciation	—	—	(1.5)	—
Construction related legal reserve	—	—	—	0.5
Addition to warranty reserves	(2.0)	(1.0)	(6.1)	(1.0)
Refundable value added tax receivable	1.4	—	1.4	—
Insurance recovery	0.4	—	0.4	—
Contingent consideration fair value adjustment	17.3	—	17.3	—
Addition to workers compensation reserves	(1.0)	—	(1.0)	—
Other	—	(0.2)	0.2	(0.7)
	$16.1	$(1.2)	$9.1	$(1.2)
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	$—	$—	$(1.8)	$—
Addition to contingency reserves	—	—	(0.9)	—
	$—	$—	$(2.7)	$—
During the third quarter of 2013, LP recorded a gain of $0.4 million related to proceeds received from an insurance claim associated with an OSB mill and a reduction in the fair value of $17.3 million payable in relation to the contingent consideration associated with a business combination (as discussed in Note 19). LP also recorded a loss of $1.0 million associated with a workers compensation reserve adjustment. LP recorded a loss of $2.0 million during the quarter related to an increase in product related warranty reserves associated with CanExel products sold in certain geographic areas from 2004 through 2008. During the third quarter of 2013, LP recorded a receivable of $1.4 million related to value added taxes.
During the second quarter of 2013, LP recorded a loss of $1.5 million related to a correction of prior years depreciation amounts associated with LP's South American operations. During the second quarter of 2013, LP recorded a loss of $4.1 million related to an increase in product related warranty reserves associated with Canexel products sold in certain geographic areas from 2004 to 2008. Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a charge of $1.8 million associated with a valuation allowance on the joint venture's books associated with deferred tax assets as well as a loss of $0.9 million associated with the recording of a contingent liability from past years.
During the first quarter of 2013, LP recorded a loss of $1.6 million related to a prior year inventory adjustment.
During the third quarter 2012, LP recorded a loss of $1.0 million related to an increase in product related warranty reserves associated with Canexel products sold in Europe in prior years.
LP recorded losses of $0.2 million and $0.7 million during the third quarter and first nine months of 2012 associated with severance related to an indefinitely curtailed OSB mill in British Columbia.

NOTE 11 – TRANSACTIONS WITH AFFILIATES
LP has an equity investment in Abitibi-LP, a manufacturer of I-joists with Resolute Forest Products. LP sells products and raw materials to Abitibi-LP and purchases products for resale from Abitibi-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2013 and 2012, LP sold $3.3 million and $2.6 million of products to Resolute-LP and purchased $13.9 million and $11.3 million of I-joists from Resolute-LP. For the nine month period ended September 30, 2013 and 2012, LP sold $10.7 million and $6.3 million of products to Resolute-LP and purchased $38.4 million and $29.7 million of I-joists from Resolute-LP. Included in LP’s Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 are $2.6 million and $1.4 million in accounts receivable from this affiliates and $1.3 million and $6.7 million in accounts payable from this affiliate.
LP purchased $42.6 million of OSB from Canfor-LP during the quarter ended September 30, 2012. LP also purchased $98.2 million and $101.9 million of OSB from Canfor-LP during the nine month period ended September 30, 2013 and 2012.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2013	2012	2013	2012
Net sales:
OSB	$245.4	$226.6	$838.3	$571.0
Siding	149.0	134.1	435.5	384.2
Engineered Wood Products	71.8	61.5	196.1	161.8
South America	41.5	42.0	130.9	127.1
Other	3.9	3.4	10.3	10.1
Intersegment sales	(4.2)	(5.5)	(5.6)	(16.9)
	$507.4	$462.1	$1,605.5	$1,237.3
Operating profit (loss):
OSB	$30.2	$49.3	$223.7	$66.0
Siding	22.5	20.3	70.3	56.4
Engineered Wood Products	(2.0)	(3.0)	(10.6)	(9.3)
South America	5.3	4.5	17.8	11.2
Other	(2.1)	(2.6)	(6.1)	(7.8)
Other operating credits and charges, net	16.1	(1.2)	9.1	(1.2)
Other operating credits and charges associated with unconsolidated affiliates	—	—	(2.7)	—
Gain (loss) on sale or impairment of long-lived assets	(0.3)	(4.3)	0.4	(4.5)
Gain on acquisition	—	—	35.9	—
Early debt extinguishment	(0.8)	—	(0.8)	(52.2)
General corporate and other expenses, net	(22.1)	(18.1)	(65.9)	(56.3)
Foreign currency gain (loss)	1.0	0.4	(3.3)	(2.3)
Investment income	1.7	4.1	8.3	11.7
Interest expense, net of capitalized interest	(7.6)	(10.7)	(28.0)	(36.4)
Income (loss) from continuing operations before taxes	41.9	38.7	248.1	(24.7)
Provision (benefit) for income taxes	4.4	7.7	51.6	(5.6)
Income (loss) from continuing operations	$37.5	$31.0	$196.5	$(19.1)
Other operating charges and credits,net presented above includes both those items directly related to LP as well as those reflected in Equity in (income) loss of unconsolidated affiliates
NOTE 14 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2013, there were no indications of impairment for the asset grouping that includes the company's indefinitely curtailed facilities. As of September 30, 2013, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
NOTE 15 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	September 30, 2013	December 31, 2012
Environmental reserves	$13.9	$14.1
Other reserves	0.5	0.7
Total contingency reserves	14.4	14.8
Current portion of contingency reserves	(2.0)	(2.0)
Long-term portion of contingency reserves	$12.4	$12.8
See Note 12 for discussion of environmental matters.

NOTE 16 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended September 30, 2013 and 2012. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2013	2012	2013	2012
Service cost	$0.8	$0.9	$2.5	$2.7
Interest cost	3.2	3.7	9.7	11.0
Expected return on plan assets	(4.1)	(4.3)	(12.4)	(12.7)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net loss	1.8	1.7	5.5	5.0
Net periodic pension cost	$1.8	$2.1	$5.5	$6.2
During the nine months ended September 30, 2013, LP made $3.2 million in pension contributions for LP’s Canadian defined benefit plans. LP presently anticipates making approximately $1.9 million in additional pension contributions for the plans during the remainder of 2013.
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
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first nine months of 2013 and 2012 are summarized in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2013	2012	2013	2012
Beginning balance	$21.0	$26.5	$21.4	$30.3
Accrued to expense	0.4	0.4	0.7	0.9
Adjusted to other operating credits and charges	2.0	1.0	6.1	1.0
Payments made	(3.8)	(4.5)	(8.6)	(8.8)
Total warranty reserves	19.6	23.4	19.6	23.4
Current portion of warranty reserves	(12.0)	(12.0)	(12.0)	(12.0)
Long-term portion of warranty reserves	$7.6	$11.4	$7.6	$11.4
LP increased the warranty reserves related to CanExel siding products by $2.0 million and $6.1 million for the third quarter and the first nine months of 2013. The additional reserves reflect revised estimates of future claim payments based upon an increase in Canexel warranty claims related to a specific geographic location and for a specific time period. LP continues to monitor warranty and other claims associated with these products and believes as of September 30, 2013 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
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

Other comprehensive income activity, net of tax, is provided in the following table for the quarter ended September 30, 2013:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2013	$(14.7)	$(96.0)	$(0.3)	$2.2	$(2.0)	$(110.8)
Other comprehensive income before reclassifications	0.3	2.3	(0.1)	(0.2)	—	$2.3
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	—	$(1.3)
Net current-period other comprehensive income	0.3	1.0	(0.1)	(0.2)	—	1.0
Balance at September 30, 2013	$(14.4)	$(95.0)	$(0.4)	$2.0	$(2.0)	$(109.8)

Reclassifications from accumulated other comprehensive loss for the quarter ended September 30, 2013 are summarized, in millions of dollars, in the following table:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated comprehensive income	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$0.1	(a)
Actuarial loss	1.8	(a)
Transition obligation	(0.1)	(a)
	1.8	Total before tax
	0.5	Tax (provision) benefit
Total reclassifications for the quarter ended September 30, 2013	$1.3	Net of tax

____________
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 16 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

Other comprehensive income activity, net of tax, is provided in the following table for the nine months ended September 30, 2013:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2012	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Other comprehensive income before reclassifications	(6.8)	8.0	(0.1)	1.0	—	2.1
Amounts reclassified from accumulated comprehensive income	—	(4.0)	—	—	—	(4.0)
Net current-period other comprehensive income	(6.8)	4.0	(0.1)	1.0	—	(1.9)
Balance at September 30, 2013	$(14.4)	$(95.0)	$(0.4)	$2.0	$(2.0)	$(109.8)

Reclassifications from accumulated other comprehensive loss for the nine months ended September 30, 2013 are summarized, in millions of dollars, in the following table:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated comprehensive income	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$0.2	(a)
Actuarial loss	5.5	(a)
Transition obligation	(0.2)	(a)
	5.5	Total before tax
	1.5	Tax (provision) benefit
Total reclassifications for the nine months ended September 30, 2013	$4.0	Net of tax

____________
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 16 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

NOTE 19 - ACQUISITION OF PEACE VALLEY OSB
On May 31, 2013, LP acquired full control of the Peace Valley OSB joint venture in which LP previously maintained a 50% interest. Peace Valley OSB's results of operations have been fully consolidated in all periods subsequent to May 31, 2013. Since LP previously served as the exclusive distributor of all OSB produced by this venture, this acquisition will not have a material impact on LP's consolidated net sales.
Due to the pre-existing 50% ownership interest in Peace Valley OSB, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, LP recognized a gain of $35.9 million in connection with this transaction to record its 50% ownership interest in Peace Valley at fair value on the acquisition date. The fair value of LP's existing 50% interest ($95.9 million) was determined using a combination of the income and market approach. In completing this valuation, management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses. This gain is included in "Non-operating income (expense)."
The purchase price of the 50% acquired interest was $74.6 million (including working capital) paid in cash. Additionally, as part of the purchase consideration, LP agreed to pay contingent consideration equal to a pre-defined percentage of the operation's earnings before interest, taxes, depreciation and amortization (EBITDA) over a pre-defined threshold for each of the next three years. As of May 31, 2013, the fair value of the contingent consideration payable was valued at $24.3 million and was recorded in “accounts payable and accrued liabilities” and “other long term liabilities”. The fair value of the contingent consideration payable will be remeasured at the end of each reporting period. During the third quarter of 2013, the fair value of the contingent consideration payable was remeasured and reduced by $17.3 million due to the decline in projected OSB prices and therefore resulting reduction in the estimated EBITDA of the operation.
Including the 50% interest previously owned by LP, LP acquired net assets of $194.8 million, consisting of $22.7 million in current assets, $146.4 million in fixed asset, $43.8 million of intangible assets (comprised of $34.1 million of timber licenses and $9.7 million of goodwill) and $8.7 million in current liabilities and $9.4 million in long term liabilities. Certain information about Peace Valley OSB (e.g., pro forma financial information and allocation of purchase price) is not presented because such information is not material to LP's results of operations and financial position.
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
NOTE 20 - PROPOSED ACQUISITION OF AINSWORTH LUMBER CO. LTD.

LP announced that it signed an Arrangement Agreement (the “Arrangement Agreement”) with Ainsworth Lumber Co. Ltd., a British Columbia corporation (“Ainsworth”), providing an arrangement under British Columbia law whereby a wholly owned subsidiary of the Company will acquire all of the outstanding shares of Ainsworth capital stock in exchange for 0.114 shares of LP common stock (“LP Shares”) and C$1.94 in cash per Ainsworth common share (“Ainsworth Shares”) subject to certain terms and conditions. Although the Arrangement Agreement provides for Ainsworth shareholders to elect among cash consideration, share consideration and mixed consideration, proration provisions will ensure that the aggregate amounts of cash and LP Shares issued in the Transaction are fixed at approximately C$467.0 million and 27.5 million LP Shares, respectively.

On November 1, 2013, we entered into a commitment letter (the "Commitment Letter") with American AgCredit, FLCA ("AAC"), CoBank, ACB ("CoBank"), Farm Credit Services of America, PCA ("FCSA"), and AgFirst Farm Credit Bank ("AgFirst") pursuant to which AAC and FCSA (collectively, the "Lenders") have severally committed to provide senior secured revolving financing to the Company in an aggregate amount of up to $200 million on the terms and subject to the conditions set forth therein. The proceeds of the facility will be used by us to fund a portion of the purchase price for the previously announced acquisition (the "Acquisition") by the Company of Ainsworth Lumber Company Ltd. ("Ainsworth") and will otherwise be available for working capital purposes.  The obligations of the Lenders to provide such financing are subject to the execution and delivery of mutually acceptable definitive loan documents, which are expected to contain customary representations, warranties, covenants and events of default, including a minimum liquidity covenant and a maximum capitalization ratio covenant. The commitments of the Lenders will expire on, and definitive loan documents must be executed and delivered by, December 2, 2013.  The consummation of the Acquisition is not a condition to the closing of the financing.
As of November 5, 2013, LP anticipates the Transaction to be completed in either late fourth quarter of 2013 or early first quarter 2014, subject to the receipt of required regulatory approvals.

NOTE 21 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the third quarter and the nine months ended September 30, 2013 are provided in the following table:

Dollar amounts in millions	2013
Beginning balance, December 31, 2012	$—
Additions	9.7
Total goodwill	$9.7

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

Dollar amounts in millions	September 30, 2013	December 31, 2012
Timber licenses (recorded as part of Timber and timberlands)	$69.0	$36.6
Customer relationships, net of amortization	—	0.5
Other	0.1	0.1
Total	$69.1	$37.2

Customer relationships and other intangibles are included in Other assets in the Consolidated Balance Sheet.

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
2013	$2.9
2014	2.9
2015	3.6
2016	3.6
2017	3.6

During the second quarter of 2013, LP completed the acquisition of the Peace Valley OSB joint venture. The acquisition resulted in the recognition of $9.7 million of goodwill and included timber licenses of $34.1 million. See Note 19 for further discussion.

NOTE 22 - DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

During the third quarter of 2013, LP sold its moulding operations. Sales and operating profit included in discontinued operations are as follows:

Dollars amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$4.1	$5.8	$16.1	$20.2
Operating profit	1.0	0.5	1.6	2.8

A gain of $1.7 million on the sale of the moulding operations was recognized in the third quarter of 2013, and is included in discontinued operations on the Consolidated Statement of Income.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 20% lower for the third quarter of 2013 than for the same period in 2012.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
PLANNED ACQUISTION OF AINSWORTH LUMBER CO. LTD.
On September 4, 2013, LP announced that it had signed an Arrangement Agreement (the “Arrangement Agreement”) with Ainsworth Lumber Co. Ltd., a British Columbia corporation (“Ainsworth”), providing an arrangement under British Columbia law whereby a wholly owned subsidiary of the Company will acquire all of the outstanding shares of Ainsworth capital stock in exchange for 0.114 shares of LP common stock (“LP Shares”) and C$1.94 in cash per Ainsworth common share (“Ainsworth Shares”) on the terms and subject to the conditions set forth therein (the “Transaction”). Although the Arrangement Agreement provides for Ainsworth shareholders to elect among cash consideration, share consideration and mixed consideration, proration provisions will ensure that the aggregate amounts of cash and LP Shares issued in the Transaction are fixed at approximately C$467 million and 27.5 million LP Shares, respectively.

The requisite approvals of the Transaction by Ainsworth shareholders and the Supreme Court of British Columbia were obtained on October 29, 2013 and October 31, 2013. As of November 5, 2013, the consummation of the Transaction remained subject to other customary closing conditions, including the receipt of regulatory approvals (which include the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the issuance of rulings and approvals required under Canadian competition laws and the Investment Canada Act). LP and Ainsworth have agreed to endeavor to cause all closing conditions (including the receipt of regulatory approvals) to be satisfied, which under certain circumstances could require the taking of actions that could adversely affect the value of the Transaction to us.

The Arrangement Agreement also contains certain termination rights for each of the Company and Ainsworth. Either party may terminate the Arrangement Agreement if: (i) the parties mutually agree; (ii) the Transaction has not been consummated by March 4, 2014 (subject to extension in certain circumstances); (iii) a governmental authority issues a law or order prohibiting the Transaction; (iv) the other party materially breaches its representations, warranties or covenants such that the applicable closing condition would not to be satisfied; or (v) the other party has incurred a Material Adverse Effect (as defined in the Arrangement Agreement).
We have entered into debt financing commitments for the purpose of financing a portion of the purchase price payable in the Transactions and related fees and expenses. The obligations of the lenders to provide debt financing under the debt commitments are subject to customary conditions.
On October 17, 2013, Ainsworth issued a press release announcing that it had received the requisite consents in connection with its consent solicitation (the "Consent Solicitation") from holders of Ainsworth's 7.5% Senior Secured Notes due 2017 (the "Notes") .  The press release also announced that Ainsworth has entered into a supplemental indenture relating to the Notes, which modified certain definitions in the indenture relating to the Notes (the "Indenture") so that the proposed acquisition by Louisiana-Pacific Corporation (“LP”) of all of the

outstanding Ainsworth shares (the “Acquisition”) pursuant to the arrangement agreement entered into by LP and Ainsworth on September 4, 2013, and the designation by LP of members of Ainsworth’s board of directors upon and after the consummation of the Acquisition, will not constitute a “Change of Control” under the Indenture and Ainsworth will not be required to make a “Change of Control Offer” under the Indenture in connection with the Acquisition.
Subject to the satisfaction or waiver of the conditions set forth in the solicitation statement to be distributed by Ainsworth to holders of the Notes, LP will make the consent payments contemplated thereby as and when they become due.  Whether or not Ainsworth receives the consents necessary to implement the Proposed Amendments, promptly following the consummation of the Acquisition, LP will unconditionally guarantee the prompt payment and performance of the obligations of Ainsworth under the Indenture and the Notes.
As of November 5, 2013, LP anticipates the Transaction to be completed in either late fourth quarter of 2013 or early first quarter 2014, subject to the receipt of regulatory above mentioned approvals.
The Transaction is expected to have a material effect on  LP’s consolidated financial position, results of operations and cash flows.  For additional information, see the Ainsworth Lumber Co. Ltd. Notice of Special Meeting and Management Proxy Circular furnished as Exhibit 99.1 to LP's Current Report on Form 8-K dated September 30, 2013.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2012 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the third quarter of 2013, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2013, we excluded from our estimates approximately $2.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2013, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, net, cost of acquisitions, depreciation included in equity in (income) loss of unconsolidated affiliates and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended September 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$245.4	$149.0	$71.8	$41.5	$3.9	$(4.2)	$507.4
Depreciation and amortization	15.2	4.1	3.1	3.0	—	0.4	25.8
Cost of sales and selling and administrative	200.0	122.4	71.3	33.2	5.4	17.5	449.8
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.3	0.3
Other operating credits and charges, net	—	—	—	—	—	(16.1)	(16.1)
Total operating costs	215.2	126.5	74.4	36.2	5.4	2.1	459.8
Income (loss) from operations	30.2	22.5	(2.6)	5.3	(1.5)	(6.3)	47.6
Total non-operating expense	—	—	—	—	—	(5.7)	(5.7)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	30.2	22.5	(2.6)	5.3	(1.5)	(12.0)	41.9
Provision for income taxes	—	—	—	—	—	4.4	4.4
Equity in (income) loss of unconsolidated affiliates	—	—	(0.6)	—	0.6	—	—
Income (loss) from continuing operations	$30.2	$22.5	$(2.0)	$5.3	$(2.1)	$(16.4)	$37.5
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$30.2	$22.5	$(2.0)	$5.3	$(2.1)	$(16.4)	$37.5
Provision for income taxes	—	—	—	—	—	4.4	4.4
Interest expense, net of capitalized interest	—	—	—	—	—	7.6	7.6
Depreciation and amortization	15.2	4.1	3.1	3.0	—	0.4	25.8
EBITDA from continuing operations	45.4	26.6	1.1	8.3	(2.1)	(4.0)	75.3
Stock based compensation expense	0.2	0.2	0.2	—	—	1.8	2.4
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.3	0.3
Investment income	—	—	—	—	—	(1.7)	(1.7)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	3.0	3.0
Other operating credits and charges, net	—	—	—	—	—	(16.1)	(16.1)
Early debt extinguishment	—	—	—	—	—	0.8	0.8
Depreciation included in equity in (income) loss of unconsolidated affiliates	—	—	—	—	0.8	—	0.8
Adjusted EBITDA from continuing operations	$45.6	$26.8	$1.3	$8.3	$(1.3)	$(15.9)	$64.8

Three Months Ended September 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$226.6	$134.1	$61.5	$42.0	$3.4	$(5.5)	$462.1
Depreciation and amortization	8.2	3.9	3.1	3.3	—	0.3	18.8
Cost of sales and selling and administrative	172.4	109.9	61.2	34.2	4.9	12.3	394.9
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.3	4.3
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Total operating costs	180.6	113.8	64.3	37.5	4.9	18.1	419.2
Income (loss) from operations	46.0	20.3	(2.8)	4.5	(1.5)	(23.6)	42.9
Total non-operating expense	—	—	—	—	—	(6.2)	(6.2)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	46.0	20.3	(2.8)	4.5	(1.5)	(29.8)	36.7
Provision for income taxes	—	—	—	—	—	7.7	7.7
Equity in (income) loss of unconsolidated affiliates	(3.3)	—	0.2	—	1.1	—	(2.0)
Income (loss) from continuing operations	$49.3	$20.3	$(3.0)	$4.5	$(2.6)	$(37.5)	$31.0
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$49.3	$20.3	$(3.0)	$4.5	$(2.6)	$(37.5)	$31.0
Provision for income taxes	—	—	—	—	—	7.7	7.7
Interest expense, net of capitalized interest	—	—	—	—	—	10.7	10.7
Depreciation and amortization	8.2	3.9	3.1	3.3	—	0.3	18.8
EBITDA from continuing operations	57.5	24.2	0.1	7.8	(2.6)	(18.8)	68.2
Stock based compensation expense	0.2	0.1	0.1	—	—	1.4	1.8
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.3	4.3
Investment income	—	—	—	—	—	(4.1)	(4.1)
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Depreciation included in equity in (income) loss of unconsolidated affiliates	2.1	—	0.1	—	0.9	—	3.1
Adjusted EBITDA from continuing operations	$59.8	$24.3	$0.3	$7.8	$(1.7)	$(16.0)	$74.5

Nine Months Ended September 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$838.3	$435.5	$196.1	$130.9	$10.3	$(5.6)	$1,605.5
Depreciation and amortization	34.2	12.4	9.0	8.1	—	1.3	65.0
Cost of sales and selling and administrative	595.8	352.8	196.1	105.0	13.9	61.7	1,325.3
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.4)	(0.4)
Other operating credits and charges, net	—	—	—	—	—	(9.1)	(9.1)
Total operating costs	630.0	365.2	205.1	113.1	13.9	53.5	1,380.8
Income (loss) from operations	208.3	70.3	(9.0)	17.8	(3.6)	(59.1)	224.7
Total non-operating expense	—	—	—	—	—	12.1	12.1
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	208.3	70.3	(9.0)	17.8	(3.6)	(47.0)	236.8
Provision for income taxes	—	—	—	—	—	51.6	51.6
Equity in (income) loss of unconsolidated affiliates	(15.4)	—	1.6	—	2.5	—	(11.3)
Income (loss) from continuing operations	$223.7	$70.3	$(10.6)	$17.8	$(6.1)	$(98.6)	$196.5
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$223.7	$70.3	$(10.6)	$17.8	$(6.1)	$(98.6)	$196.5
Provision for income taxes	—	—	—	—	—	51.6	51.6
Interest expense, net of capitalized interest	—	—	—	—	—	28.0	28.0
Depreciation and amortization	34.2	12.4	9.0	8.1	—	1.3	65.0
EBITDA from continuing operations	257.9	82.7	(1.6)	25.9	(6.1)	(17.7)	341.1
Stock based compensation expense	0.7	0.5	0.4	—	—	5.0	6.6
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.4)	(0.4)
Investment income	—	—	—	—	—	(8.3)	(8.3)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	3.0	3.0
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Other operating credits and charges, net	—	—	—	—	—	(9.1)	(9.1)
Other operating credits and charges associated with unconsolidated affiliates	—	—	—	—	—	2.7	2.7
Early debt extinguishment	—	—	—	—	—	0.8	0.8
Depreciation included in equity in (income) loss of unconsolidated affiliates	3.4	—	0.1	—	2.4	—	5.9
Adjusted EBITDA from continuing operations	$262.0	$83.2	$(1.1)	$25.9	$(3.7)	$(59.9)	$306.4

Nine Months Ended September 30, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$571.0	$384.2	$161.8	$127.1	$10.1	$(16.9)	$1,237.3
Depreciation and amortization	25.2	12.0	8.3	8.9	0.1	1.0	55.5
Cost of sales and selling and administrative	481.0	315.8	162.6	107.0	14.2	38.4	1,119.0
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.5	4.5
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Total operating costs	506.2	327.8	170.9	115.9	14.3	45.1	1,180.2
Income (loss) from operations	64.8	56.4	(9.1)	11.2	(4.2)	(62.0)	57.1
Total non-operating expense	—	—	—	—	—	(79.2)	(79.2)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	64.8	56.4	(9.1)	11.2	(4.2)	(141.2)	(22.1)
Benefit for income taxes	—	—	—	—	—	(5.6)	(5.6)
Equity in (income) loss of unconsolidated affiliates	(1.2)	—	0.2	—	3.6	—	2.6
Income (loss) from continuing operations	$66.0	$56.4	$(9.3)	$11.2	$(7.8)	$(135.6)	$(19.1)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$66.0	$56.4	$(9.3)	$11.2	$(7.8)	$(135.6)	$(19.1)
Benefit for income taxes	—	—	—	—	—	(5.6)	(5.6)
Interest expense, net of capitalized interest	—	—	—	—	—	36.4	36.4
Depreciation and amortization	25.2	12.0	8.3	8.9	0.1	1.0	55.5
EBITDA from continuing operations	91.2	68.4	(1.0)	20.1	(7.7)	(103.8)	67.2
Stock based compensation expense	0.7	0.4	0.4	—	—	4.9	6.4
Loss on sale or impairment of long lived assets	—	—	—	—	—	4.5	4.5
Investment income	—	—	—	—	—	(11.7)	(11.7)
Early debt extinguishment	—	—	—	—	—	52.2	52.2
Other operating credits and charges, net	—	—	—	—	—	1.2	1.2
Depreciation included in equity in (income) loss of unconsolidated affiliates	6.1	—	0.4	—	2.8	—	9.3
Adjusted EBITDA from continuing operations	$98.0	$68.8	$(0.2)	$20.1	$(4.9)	$(52.7)	$129.1
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income for the third quarter of 2013 was $38.1 million, or $0.26 per diluted share, on sales of $507.4 million, compared to $31.3 million, or $0.22 per diluted share, on sales of $462.1 million for the third quarter of 2012. For the third quarter of 2013, income from continuing operations was $37.5 million, or $0.26 per diluted share, compared to $31.0 million, or $0.22 per diluted share, for the third quarter of 2012.
Our net income for the first nine months of 2013 was $197.5 million, or $1.37 per diluted share, on sales of $1,605.5 million, compared to a net loss for the first nine months of 2012 of $17.3 million, or $0.13 per diluted share, on sales of $1,237.3 million. For the first nine months of 2013, income from continuing operations was $196.5 million, or $1.36 per diluted share, compared to a loss from continuing operations of $19.1 million, or $0.14 per diluted share.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.

Segment sales, operating income, and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Net sales	$245.4	$226.6	8%	$838.3	$571.0	47%
Operating income	30.2	49.3	(39)%	223.7	66.0	239%
Adjusted EBITDA from continuing operations	45.6	59.8	(24)%	262.0	98.0	167%
Percent changes in average sales prices and unit shipments for the third quarter and nine months ended September 30, 2013 compared to the third quarter and nine months ended September 30, 2012 are as follows:

	Quarter Ended September 30, 2013 versus 2012		Nine Months Ended September 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(5)%	15%	38%	9%
OSB prices decreased in the third quarter as compared to the prior year quarter likely due to less housing demand than forecast and increased supply due to mill startups. For the nine months ended September 30, 2013, OSB prices increased as compared to the corresponding period in 2012. The increase in OSB prices, for the nine month period, was likely due to strengthening of the relationship between regional supply and demand. For the quarter ended September 30, 2013, as compared to the corresponding period in 2012, the decrease in selling price unfavorably impacted operating results and EBITDA from continuing operations by approximately $13 million. The increase in selling price favorably impacted operating results and EBITDA from continuing operations by approximately $222 million for the nine month ended September 30, 2013 as compared to the comparable period in 2012. Sales volumes for the third quarter and for the nine month period showed an increase over the comparable period of 2012 due to improving housing demand.
Compared to the third quarter of 2012 operating income decreased due to lower OSB prices and startup costs incurred with preparing two of our temporary curtailed OSB mills to resume operations, which was partially offset by the increase in operating results from our Peace Valley mill. Peace Valley was recorded as an equity investment in the third quarter of 2012 and therefore only 50% of its earnings are reported as part of LP's operating income for that period. Compared to the first nine months of 2012, the primary factor for increased operating income was higher OSB sales prices. Offsetting this increase were costs incurred with preparing two of our temporarily curtailed OSB mills to resume operations and higher raw material costs.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating income and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Net sales	$149.0	$134.1	11%	$435.5	$384.2	13%
Operating income	22.5	20.3	11%	70.3	56.4	25%
Adjusted EBITDA from continuing operations	26.8	24.3	10%	83.2	68.8	21%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
SmartSide Siding	$124.1	$105.0	18%	$353.0	$307.3	15%
Commodity OSB	10.6	12.7	(17)%	40.3	31.6	28%
CanExel siding	14.3	16.4	(13)%	42.2	45.3	(7)%
Total	$149.0	$134.1	11%	$435.5	$384.2	13%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2013 compared to the quarter and nine months ended September 30, 2012 are as follows:

	Quarter Ended September 30, 2013 versus 2012		Nine Months Ended September 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	3%	14%	2%	14%
Commodity OSB	(7)%	(11)%	41%	(10)%
CanExel siding	1%	(13)%	—%	(9)%
For both the third quarter and nine months ended September 30, 2013 compared to the corresponding periods in 2012, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds and increased housing demand. Sales prices in our SmartSide siding product line for the quarter and nine month periods ended September 30, 2013 as compared to the corresponding periods in 2012 increased due to a price increase as well as changes in product mix.
For CanExel, sales volume decreased in the third quarter and first nine months of 2013 as compared to the comparable periods in 2012 due to lower demand in both Canada and international sales, primarily to Europe. Sales prices increased during the third quarter of 2013 compared to the comparable period in 2012 due to product mix between Canada and international sales. Sales prices were flat for the nine month period of 2013 as compared to the corresponding period in 2012 due to product mix between Canada and international sales.
For the third quarter of 2013, sale prices decreased and for the first nine months of 2013, sales prices increased, as compared to the same periods in the prior year, for our commodity OSB products as discussed in the OSB segment above. The decrease in selling price unfavorably impacted operating results and adjusted EBITDA from continuing operations by approximately $1 million for the quarter and the increase in selling price favorably impacted operating results and adjusted EBITDA from continuing operations by approximately $10 million for the nine months ended September 30, 2013 as compared to the corresponding periods of 2012. Volumes of commodity OSB were lower for both the quarter and nine months ended September 30, 2013 as compared to the comparable period of 2012 due to increases in siding volume which reduced the production capacity for OSB.
Overall, the improvement in operating results for our siding segment for the quarter and nine month periods ended September 30, 2013, compared to the same periods in 2012, was primarily due to increased volumes in our SmartSide product line.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party producer.

Segment sales, operating losses and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Net sales	$71.8	$61.5	17%	$196.1	$161.8	21%
Operating losses	(2.0)	(3.0)	33%	(10.6)	(9.3)	(14)%
Adjusted EBITDA from continuing operations	1.3	0.3	333%	(1.1)	(0.2)	(450)%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
LVL/LSL	$34.9	$29.0	20%	$93.8	79.5	18%
I-Joist	24.5	21.0	17%	65.9	53.5	23%
Related products	12.4	11.5	8%	36.4	28.8	26%
Total	$71.8	$61.5	17%	$196.1	$161.8	21%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2013 compared to the quarter and nine months ended September 30, 2012 are as follows:

	Quarter Ended September 30, 2013 versus 2012		Nine Months Ended September 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	3%	17%	3%	15%
I-Joist	11%	5%	9%	12%
For the quarter and nine months ended September 30, 2013, sales volumes of LVL/LSL and I-joists increased over the prior year due to improved market demand. Sales prices for LVL/LSL and I-joists for the quarter and nine months ended September 30, 2012 increased due to price increases implemented to offset higher raw material costs.
Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the quarter ended September 30, 2013, compared to the same period in 2012, the results of operations were higher due to improved market demand and price increases implemented. For the nine months ended September 30, 2013, compared to the same period in 2012, the results of operations were lower due to increases in raw material costs, primarily OSB and lumber, which were partially offset by increases in sales prices.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Net sales	$41.5	$42.0	(1)%	$130.9	$127.1	3%
Operating income	5.3	4.5	18%	17.8	11.2	59%
Adjusted EBITDA from continuing operations	8.3	7.8	6%	25.9	20.1	29%

Sales in this segment by production location were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Chile	$26.8	$26.4	2%	$89.3	$86.0	4%
Brazil	14.7	15.6	(6)%	41.6	41.1	1%
Total	$41.5	$42.0	(1)%	$130.9	$127.1	3%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2013 compared to the quarter and nine months ended September 30, 2012 are as follows:

	Quarter Ended September 30, 2013 versus 2012		Nine Months Ended September 30, 2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	5%	(2)%	5%	(2)%
Brazil	(3)%	(2)%	(10)%	(4)%
For the quarter and nine month periods ended September 30, 2013, compared to the same period in 2012, sales volumes in Chile were lower due to increased imports from North America. For the same periods, sales volumes in Brazil are lower due to reduced production related to maintenance work completed on its press during the period.
Sales prices in Chile increased for both the quarter and nine month period ended September 30, 2013 as compared to the corresponding periods in 2012 due to price increases implemented. Sales prices in Brazil decreased for both the quarter and nine month period ended September 30, 2013 as compared to the corresponding periods in 2012 due to the impact of the fluctuations in the Brazilian real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile increased for the quarter by 10% and for the nine month period by 5% and local currency selling prices in Brazil increased 8% for the third quarter and 13% for the nine month period as compared to the corresponding periods in 2012.
OTHER PRODUCTS
Our other products segment includes our joint venture that produces and sells cellulose insulation. This category also includes remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Net sales	$3.9	$3.4	15%	$10.3	$10.1	2%
Operating losses	(2.1)	(2.6)	19%	(6.1)	(7.8)	22%
Adjusted EBITDA from continuing operations	(1.3)	(1.7)	(24)%	(3.7)	(4.9)	N.M.
For the quarter and nine months ended September 30, 2013, compared to the same periods in 2012, operating results in our other products businesses were higher due to improved operation in our joint-venture and reduced costs associated with non-operating sites.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter and nine months ended September 30, 2013, compared to the same periods in 2012, general corporate expenses increased 22% and 17% and overall selling and administrative expenses increased by 10% and 12%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative costs is primarily due to the cost of an information technology system upgrade we started in January 2013, expenses associated with the planned acquisition of Ainsworth and higher incentive compensation accruals.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2013	2012	2013	2012
Investment income	$1.5	$3.3	$7.8	$9.8
SERP market adjustments	0.2	0.8	0.5	1.9
Investment income	1.7	4.1	8.3	11.7

Interest expense	(7.7)	(10.4)	(27.9)	(35.2)
Amortization of debt charges	(0.3)	(0.3)	(1.1)	(1.2)
Capitalized interest	0.4	—	1.0	—
Interest expense, net of capitalized interest	(7.6)	(10.7)	(28.0)	(36.4)

Gain on acquisition	—	—	35.9	—
Early debt extinguishment	(0.8)	—	(0.8)	(52.2)
Foreign currency gain (loss)	1.0	0.4	(3.3)	(2.3)

Total non-operating income (expense)	$(5.7)	$(6.2)	$12.1	$(79.2)
INCOME TAXES
For the first nine months of 2013, we recorded an income tax provision on continuing operations of 21% as compared to an income tax benefit of 23% in the comparable period of 2012. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first nine months of 2013 relates to the effect of foreign tax rates and decreases in valuation allowances associated with net operating loss carryforwards in various jurisdictions which are anticipated to be utilized in the current year based upon projected income. For the first nine months of 2012, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to the effect of foreign tax rates, increases in valuation allowances associated with net operating loss carryforwards in various jurisdictions and increases in our reserves for uncertain tax positions. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on our plans. We estimate that our net periodic pension cost for 2013 will be approximately $7.5 million. If a curtailment or settlement occurs in 2013, this estimate may change significantly. We estimate that we will contribute approximately $5 to $7 million to our defined benefit pension plans in 2013.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 12 to the Notes to the financial statements contained herein.

HARDBOARD TRIM LITIGATION
We were named in a putative class action lawsuit filed in the United States District Court for the Western District of Pennsylvania during the third quarter of 2013. The case, Harbison v  Louisiana Pacific,  2:13-CV-00814-AJS (W.D. PA) is related to nontreated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant. In 2012, we were named in six putative class action lawsuits related to the nontreated hardboard trim product: Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa); Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.), Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) , Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla), and Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich). Prior to 2012, we were named in two state-wide putative class action lawsuits filed in United States District Courts involving the same discontinued nontreated hardboard trim product: Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.); and Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.).

The Prevett lawsuit was voluntarily dismissed by the plaintiffs shortly after filing. The Ellis and Hart cases were dismissed by the federal trial judges and plaintiffs have appealed both cases to the Fourth Circuit Court of Appeals.

The plaintiffs in these lawsuits generally seek to certify classes consisting of all persons that own structures within the respective states in which the lawsuit were filed (or, in some cases, within the United States) on which the hardboard trim in question is installed. The plaintiffs seek unspecified damages and injunctive and other relief under various state law theories, including negligence, violations of consumer protection laws, and breaches of implied and express warranties, fraud, and unjust enrichment. While some individual owners of structures within the putative classes may have valid warranty claims, we believe that the claims asserted on a class basis are without merit and we intend to defend these matters vigorously. We have established warranty reserves for the hardboard trim in question pursuant to our normal business practices, and we do not believe that the resolution of these lawsuits will have a material effect on our financial condition, results of operations, cash flows or liquidity.

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
OPERATING ACTIVITIES
During the first nine months of 2013, we generated $222.8 million of cash from operating activities compared to $48.8 million during the first nine months of 2012. The increase in cash provided by operating activities in the first nine months of 2013 was primarily related to improved operating results.
During the first nine months of 2013, our accounts receivable balance increased due primarily to higher sales volumes across all product lines. No substantial change occurred in credit terms or number of days outstanding. Inventory increased based on seasonality in demand.

INVESTING ACTIVITIES
During the first nine months of 2013, cash used in investing activities was approximately $12.0 million. Capital expenditures in the first nine months of 2013 were $43.3 million. Acquisitions, net of cash acquired used was $67.4 million in the first nine months of 2013. Additionally, we received $13.9 million from our joint ventures and $16.7 million proceeds from the sale of assets. During the first nine months of 2013, we also received $91.4 million for the notes receivable from asset sales. Included in “Accounts payable” is $2.2 million related to capital expenditures that had not yet been paid as of September 30, 2013.
During the first nine months of 2012, cash provided from investing activities was approximately $0.6 million. Capital expenditures in the first nine months of 2012 were $16.1 million. Additionally, we received $6.6 million from our joint ventures for working capital requirements and received $9.1 million from the sale of assets. Included in “Accounts payable” was $2.7 million related to capital expenditures that had not yet been paid as of September 30, 2012.
We expect to make no more than $75 million of capital expenditures in 2013. Additionally, we will spend approximately $10 million in capital associated with our information technology systems upgrade.
FINANCING ACTIVITIES
During the first nine months of 2013 cash used by financing activities was $125.2 million. We made a $113.1 million payment on loans during the first nine months of 2013. We used $12.0 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first nine months of 2012, we provided $102.6 million from financing activities. During the second quarter of 2012, we issued $350.0 million of 7.5% Senior Notes due 2020, and used approximately $248.6 million of the proceeds of this issuance to fully retire our Senior Secured Notes due in 2017 and pay related transaction costs and expenses. We also received $1.2 million from the sale of common stock under equity plans.
CREDIT AGREEMENTS
We have a credit facility which provides for a committed asset-based borrowing capacity of up to $100 million, with a $60 million sublimit for U.S. letters of credit and a $10 million sublimit for Canadian letters of credit. The credit facility is scheduled to end in October 2016.
The availability of credit under the credit facility is subject to a borrowing base, which is calculated based on certain percentages of accounts receivable and inventory and at any given time may limit the amount of borrowings and letters of credit otherwise available under the facility. In addition, the credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 at any time that our unused borrowing base capacity after adjustment to exclude certain past due trade payables falls below $15 million. This covenant effectively precludes us from using all or a portion of the last $15 million of our unused borrowing base capacity, if, before or immediately after such use, we would not satisfy the minimum fixed charge coverage ratio. The credit facility allows us to pledge, as security for our reimbursement obligations in respect of letters of credit issued under the facility, cash collateral in an amount not less than 105% of the stated amount of such letters of credit. The above-described preclusion to our utilization of $15 million of the capacity otherwise available under the facility does not apply to such cash collateralized letters of credit. At September 30, 2013, we had $100 million of borrowing base capacity under the facility and no borrowings outstanding under the facility. Under this facility at September 30, 2013, were $8.7 million in letters of credit which were collateralized by $9.2 million of cash. Based upon our available cash balances, we do not currently anticipate using this facility except to obtain and maintain letters of credit.
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
Obligations under the indenture governing our Senior Notes due 2020 are unsecured and not presently guaranteed by any of our subsidiaries. The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. As of September 30, 2013, LP is in compliance with these covenants.
In connection with our proposed acquisition of Ainsworth Lumber Co. Ltd.,we entered into a commitment letter (the "Commitment Letter") with Goldman Sachs Lending Partners, LLC ("Goldman Sachs"), Bank of Montreal ("BMO") and BMO Capital Markets ("BMO Capital") pursuant to which Goldman Sachs and BMO (collectively, the "Lenders") have severally committed to provide senior secured term loan financing for the Transaction and related matters in an aggregate amount of up to $430 million on the terms and subject to the conditions set forth therein. The obligations of the Lenders to provide such financing are subject to the execution and delivery of mutually acceptable definitive loan documents, which are expected to contain customary representations, warranties, covenants and events of default. The obligations of the Lenders under the Commitment Letter are also subject to completion of the acquisition, the absence of the occurrence of a Material Adverse Effect (as defined in the Commitment Letter) in relation to Ainsworth, the accuracy of certain representations and warranties in relation to Ainsworth and us, and the Lenders (or certain affiliates thereof) having been provided a period of at least 20 days to seek to syndicate the term loan facility after having been provided specified information by us and prior to the funding of the term loan. As a result of recent amendments to the indenture governing Ainsworth's 7.5% Senior Secured Notes due 2017, the acquisition of Ainsworth by LP will not trigger an obligation to offer to repurchase such Notes. Consequently, LP does not contemplate borrowing more than $100 million pursuant to the Commitment Letter.

On November 1, 2013, we entered into a commitment letter (the "Commitment Letter") with American AgCredit, FLCA ("AAC"), CoBank, ACB ("CoBank"), Farm Credit Services of America, PCA ("FCSA"), and AgFirst Farm Credit Bank ("AgFirst") pursuant to which AAC and FCSA (collectively, the "Lenders") have severally committed to provide senior secured revolving financing to the Company in an aggregate amount of up to $200 million on the terms and subject to the conditions set forth therein. The proceeds of the facility will be used by us to fund a portion of the purchase price for the previously announced acquisition (the "Acquisition") by the Company of Ainsworth Lumber Company Ltd. ("Ainsworth") and will otherwise be available for working capital purposes.  The obligations of the Lenders to provide such financing are subject to the execution and delivery of mutually acceptable definitive loan documents, which are expected to contain customary representations, warranties, covenants and events of default, including a minimum liquidity covenant and a maximum capitalization ratio covenant. The commitments of the Lenders will expire on, and definitive loan documents must be executed and delivered by, December 2, 2013.  The consummation of the Acquisition is not a condition to the closing of the financing.

In connection with the Commitment Letter discussed above, we terminated a commitment letter (the "Prior Commitment Letter") with Goldman Sachs Lending Partners, LLC ("Goldman Sachs"), Bank of Montreal ("BMO") and BMO Capital Markets pursuant to which Goldman Sachs and BMO had previously committed to provide up to $430 million of senior secured term loan financing for the Acquisition and related matters.  Prior to the termination, (1) Ainsworth entered into a supplemental indenture relating to its 7.5% Senior Secured Notes due 2017 (the "Notes") which modified certain definitions in the indenture relating to the Notes (the "Indenture") so that the Acquisition, and the designation by the Company of members of Ainsworth’s board of directors upon and after the consummation of the Acquisition, will not constitute a “Change of Control” under the Indenture and Ainsworth will not be required to make a “Change of Control Offer” under the Indenture in connection with the Acquisition and (2) the Company reduced the amount of financing available under the Prior Commitment Letter to $100 million.

We currently intend to fund the cash portion of the purchase price payable for the Acquisition through a combination of cash on hand by us and Ainsworth and borrowings under the revolving credit facility contemplated by the Commitment Letter.  We also intend to terminate our existing revolving credit facility in connection with the entry into the revolving credit facility contemplated by the Commitment Letter.
OTHER LIQUIDITY MATTERS
As of September 30, 2013, we had $3.8 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. The ARS are included in long-term investments on the Condensed Consolidated Balance Sheets.
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
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2013, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of September 30, 2013, the fair value of facilities that have not been indefinitely curtailed was substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at September 30, 2013, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2013, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the third quarter and nine months ended September 30, 2013 and 2012.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Oriented strand board, million square feet 3/8" basis(1)	996	903	2,888	2,625
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	42	51	126	146
Wood-based siding, million square feet 3/8" basis	251	229	768	704
Engineered I-Joist, million lineal feet(1)	19	18	56	50
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	1,976	1,752	5,838	5,163

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2009	$145	$161	$163
2010	$214	$210	$220
2011	$154	$172	$186
2012 1st Qtr. Avg .	$201	$205	$203
2012 2nd Qtr. Avg.	$232	$224	$235
2012 3rd Qtr. Avg.	$310	$294	$313
2013 1st Qtr. Avg.	$419	$420	$417
2013 2nd Qtr Avg.	$328	$320	$347
2013 3rd Qtr Avg.	$232	$220	$252

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 57% of our North American sales in the first nine months of 2013 compared to 51% in the comparable period of 2012, and 49% and 51% of our North American sales in 2012 and 2011 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our proposed acquisition of Ainsworth may intensify our exposure to existing risks and expose us to new risks. Ainsworth is exposed to substantially all of the risks to which we are currently exposed, as well as additional risks that arise from its specific circumstances. As a result, the completion of our proposed acquisition of Ainsworth will both intensify our exposure to existing risks (including those associated with our high degree of product concentration in OSB, demands on our senior management team and other key employees, capital needs and fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar) and expose us to new risks. In addition, because the purchase price that we are obligated to pay Ainsworth shareholders consists substantially of a fixed amount of cash denominated in Canadian dollars and a fixed number of shares of LP common stock, we are exposed to risks associated with a potential decline in Ainsworth’s enterprise value as well as a potential strengthening of the Canadian dollar, and will pay greater value to the extent of any appreciation in the value of shares of LP common stock prior to the completion of the acquisition. The completion of the acquisition of Ainsworth is subject to specified conditions, including the receipt of certain regulatory approvals. The relevant governmental authorities may impose conditions on those approvals that could adversely affect the business, financial condition and results of operations of the combined enterprise. In addition, there can be no assurance that the combined enterprise will not experience a reduction in its allocated cutting rights under governmental tenures. The uncertainties regarding whether, when and the terms upon which the conditions to the acquisition will be satisfied may cause Ainsworth’s customers, suppliers and other business partners to delay, defer or otherwise alter decisions and approaches regarding Ainsworth and, together with uncertainties regarding post-acquisition staffing requirements and roles, may adversely affect Ainsworth’s ability to attract or retain key management personnel. In addition, the completion of the acquisition will involve the integration of companies that previously operated independently and will present a number of challenges (including the integration of operations, systems and personnel) and risks (including possible unanticipated costs and liabilities, diversion of management’s attention and loss of key employees). Difficulties encountered in the transition and integration processes could have an adverse effect on the business, financial condition and results of operations of the combined enterprise and on the benefits sought to be realized from the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Arrangement Agreement described above, the LP has agreed to issue approximately 27.5 million LP Shares to Ainsworth shareholders. LP will issue the LP Shares pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933. LP anticipates that the exemption will be available because the Arrangement Agreement provides that the Transaction contemplated by the Arrangement Agreement will be implemented in a manner that satisfies the requirements of Section 3(a)(10).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	$200 million Senior Secured Credit Facility Commitment Letter Between LP and American AgCredit, FLCA, CoBank, ACB, Farm Credit Services of America, PCA , and AgFirst Farm Credit Bank

10.2	Summary of Principal Terms and Conditions $200,000,000 Senior Secured Credit Facility

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 5, 2013	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	November 5, 2013	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)