Form 10-K
period 2013-12-31
LOUISIANA-PACIFIC CORP
filed 2014-02-27
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2013	1-7107
 _____________________________
Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,003,677,256
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 141,260,223 shares of Common Stock, $1 par value, outstanding as of February 27, 2014.
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in governmental fiscal and monetary policies and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, EURO, Brazilian real and the Chilean peso;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	governmental gridlock and curtailment of government services and spending;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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

General
Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2013, we had approximately 4,200 employees. We currently own 21 modern, strategically located facilities in the U.S. and Canada, two facilities in Chile and one facility in Brazil. We also operate facilities through a joint venture, for which we are the exclusive provider of product distribution for North America. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. Our products are used primarily in new home construction, repair and remodeling, and manufactured housing.

In May 2013, we increased our ownership of an OSB facility in British Columbia, Canada with an annual production capacity of 820 million square feet to 100% by purchasing Canfor Corporation’s 50% interest in our former joint venture. In August 2013, we sold our moulding operations and, in December 2013, we sold our 50% interest in U.S. GreenFiber, LLC, a former joint venture with Casella Waste Management Systems, Inc. that produced cellulose insulation.

Business Segments
We operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. In general, our businesses are affected by the level of housing starts; the level of home repairs; changes in industry capacity; changes in the prices we pay for raw materials and energy; changes in foreign exchange rates (primarily the Canadian dollar, Chilean Peso and Brazilian Real); and the availability and cost of financing and changes in other operating costs.

OSB
Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. It is estimated for 2013 that OSB accounted for approximately 61% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2013 housing starts) was 28.3 billion square feet with the OSB market comprising an estimated 17.3 billion square feet of this market. Based upon our production in 2013 of 4.1 billion square feet (including OSB produced in our siding segment), we estimate that we account for 24% of the North American OSB market and 14% of the overall North American structural panel market. We believe we have the largest installed capacity and are one of the most efficient producers of OSB in North America.

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

Other Products

Our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations. Prior to their disposition during 2013, this category also included our interest in a joint venture that produced cellulose insulation and our former moulding operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2013, our top ten customers accounted for approximately 44% of our sales. Because a significant portion of our sales are from OSB, a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

We purchase approximately 71% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (29%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally located in areas that are in close proximity to large and diverse supplies of timber. Our mills generally have the ability to procure wood fiber at competitive prices from third-party sources.

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

While a portion of our energy requirements are generated at our plants through the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to mitigate our exposure to energy price changes through the selective use of long-term supply agreements.

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

Additional information concerning environmental matters is set forth under item 3, Legal Proceedings, and in Note 18 of the Notes to the consolidated financial statements included in item 8 of this report.

Employees

We employ approximately 4,200 people, about 575 of whom are members of unions, primarily in Canada, Chile and Brazil. We consider our relationship with our employees generally to be good. While we do not currently anticipate any work stoppage, there can be no assurance that work stoppages will not occur.

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

Segment and Price Trend Data
The following table sets forth, for each of the last three years: (1) our production volumes; (2) the estimated average wholesale price of OSB sold in the United States; and (3) our logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 26 of the Notes to the consolidated financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.
Product Information Summary
For Years Ended December 31
(Dollar amounts in millions, except per unit)

	2013	2012	2011
PRODUCTION VOLUMES(1)
OSB,3/8” basis, million square feet(2)	4,096	3,660	3,311
South America OSB, million cubic meters	458	458	379
Wood-based siding,3/8” basis, million square feet	1,011	923	774
Engineered I-joists, million lineal feet	74	63	56
Laminated veneer lumber and laminated strand lumber, thousand cubic feet	7,783	6,633	6,339
COMMODITY PRODUCT PRICE TRENDS(3)
OSB, MSF, 7/16” span rating (North Central price)	$315	$271	$186
OSB, MSF, 7/16” span rating (Western Canada price)	$300	$269	$154
OSB, MSF, 7/16” span rating (Southwest price)	$293	$260	$172
% LOGS BY SOURCES(4)
Private cutting contracts	6%	8%	8%
Government contracts	29%	26%	24%
Purchased logs	65%	67%	68%
Total volumes—million board feet	1,573	1,467	1,342
 _______________

(1)	Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.

(2)	Includes production at both our commodity and specialty mills in North America.

(3)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

(4)	Stated as a percentage of total log volume.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, the level of unemployment, longer-term interest rates, and mortgage foreclosure rates. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than normal and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing and weather conditions. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables for which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 58%, 57% and 48% of our North American sales in 2013, 2012 and 2011 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 71% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our pension and health care costs are subject to numerous factors which could cause these costs to change. We have defined benefit pension plans covering substantially all U.S. and Canadian employees. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous pension plan provisions that are subject to interpretations and factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns; changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also change pension and health care costs. We are subject to market risk on pension plan assets as well as discount rates on long-term obligations. Significant adverse changes in the factors affecting our pension and health care costs could adversely affect our cash flows, financial condition and results of operations.

Our pension plans are currently underfunded, and over time we may be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2013 was $51.8 million. Although we expect to contribute $2.0 million to $5.0 million to our plans in

2014, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses and reductions in stockholder’s equity. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction and translation gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency of our Brazililian subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, changes in the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

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

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI (Resource Information Systems, Inc.), FEA (Forest Economic Advisors, LLC), Random Lengths and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.
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

Our proposed acquisition of Ainsworth may intensify our exposure to existing risks and expose us to new risks. Ainsworth (Ainsworth Lumber Co. Ltd.) is exposed to substantially all of the risks to which we are currently exposed, as well as additional risks that arise from its specific circumstances. As a result, the completion of our proposed acquisition of Ainsworth will both intensify our exposure to existing risks (including those associated with our high degree of product concentration in OSB, demands on our senior management team and other key employees, capital needs and fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar) and expose us to new risks. In addition, because the purchase price that we are obligated to pay Ainsworth shareholders consists substantially of a fixed amount of cash denominated in Canadian dollars and a fixed number of shares of LP common stock, we are exposed to risks associated with a potential decline in Ainsworth’s enterprise value as well as a potential strengthening of the Canadian dollar, and will pay greater value to the extent of any appreciation in the value of shares of LP common stock prior to the completion of the acquisition. The completion of the acquisition of Ainsworth is subject to specified conditions, including the receipt of certain regulatory approvals. The relevant governmental authorities may impose conditions on those approvals that could adversely affect the business, financial condition and results of operations of the combined enterprise. In addition, there can be no assurance that the combined enterprise will not experience a reduction in its allocated cutting rights under governmental tenures. The uncertainties regarding whether, when and the terms upon which the conditions to the acquisition will be satisfied may cause Ainsworth’s customers, suppliers and other business partners to delay, defer or otherwise alter decisions and approaches regarding Ainsworth and, together with uncertainties regarding post-acquisition staffing requirements and roles, may adversely affect Ainsworth’s ability to attract or retain key management personnel. In addition, the completion of the acquisition will involve the integration of companies that previously operated independently and will present a number of challenges (including the integration of operations, systems and personnel) and risks (including possible unanticipated costs and liabilities, diversion of management’s attention and loss of key employees). Difficulties encountered in the transition and integration processes could have an adverse effect on the business, financial condition and results of operations of the combined enterprise and on the benefits sought to be realized from the acquisition.

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
ORIENTED STRAND BOARD
Oriented Strand Board Panel Plants
11 plants—5,775 million square feet annual capacity,  3/8” basis

Square feet in millions
Carthage, TX	500
Chambord, Quebec, Canada[1]	470
Dawson Creek, BC, Canada	380
Ft. St. John, British Columbia, Canada	820
Hanceville, AL	410
Jasper, TX	475
Maniwaki, Quebec, Canada	650
Roxboro, NC	500
Sagola, MI	410
Swan Valley, Manitoba, Canada	410
Thomasville, AL	750
SIDING
Siding and Specialty Plants
6 plants—1,320 million square feet annual capacity,  3/8” basis

Square feet in millions
Newberry, MI	150
Hayward, WI2	475
Tomahawk, WI	140
Two Harbors, MN	155
Roaring River, NC	300
East River, Nova Scotia, Canada	100
ENGINEERED WOOD PRODUCTS
I-joist Plants3
1 plant—80 million lineal feet annual capacity

Lineal feet in millions
Red Bluff, CA	80

LVL Plants
2 plants—9,400 thousand cubic feet annual capacity

Cubic feet in thousands
Golden, BC, Canada	4,800
Wilmington, NC	4,600
LSL Plant
1 plant—7,000 thousand cubic feet annual capacity

Cubic feet in thousands
Houlton, ME	7,000
SOUTH AMERICAN OPERATIONS
3 plants—680 million square feet annual capacity.  3/8” basis

Square feet in millions
Panguipulli, Chile	130
Lautaro, Chile	160
Ponta Grossa, Brazil	390

 _______________

[1]	Facility indefinitely curtailed as of December 31, 2013.

[2]	The Hayward, WI siding facility produces both commodity OSB and SmartSide siding.

[3]
In addition to the plants described, our 50/50 joint venture with Resolute Forest Products owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	20,700,000
Manitoba	8,900,000
Nova Scotia	600,000
Quebec	27,700,000
Total timberlands under license agreements in Canada	57,900,000
We also have timber-cutting rights on 12,621 acres on government and privately owned timberlands in the U.S.
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

On February 15, 2012, the Court granted Merrill Lynch's motion to dismiss the case against Merrill Lynch. LP is currently appealing this decision. Cases against MM1 remain pending in the Northern District of California and the Southern District of New York. LP is seeking default judgement against MM1 in both cases.

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

HARDBOARD TRIM LITIGATION
We were named in four putative class action lawsuits filed against us in United States District Courts during the first quarter of 2012 related to non-treated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant: Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class); Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class) and Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) (filed March 5, 2012, as a state-wide putative class). A fifth lawsuit, Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich) (filed May 3, 2012) was filed as a statewide putative class action in the second quarter of 2012. These lawsuits follow two state-wide putative class action lawsuits previously filed against LP in United States District Courts:; Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.). and Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.) The Hart case was certified by the District Court as a class action on July 15, 2011.

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
Subsequently, the Holbrook case was dismissed by the District Court on August 29, 2012 and has been appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals upheld the dismissal on all counts except the express warranty. The Ellis case was dismissed in its entirity by the District Court, and affirmed by the United States Court of Appeals for the Fourth Circuit on November 2, 2012. The Prevett v. Louisiana Pacific lawsuit was voluntarily dismissed by the plaintiffs on May 31, 2012. This lawsuit was replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putative class). The Riley matter was voluntarily dismiss by the plaintiffs on December 17, 2013. The Lipov case was voluntarily dismissed by the plaintiffs on November 27, 2013. On August 30, 2013, the District Court in the Hart case decertified the class and granted summary judgment on the claims brought by the individual plantiffs dismissing the entire case. The plaintiff’s have appealed the dismissal and decertification to the United States Court of Appeals for the Fourth Circuit. Hart was the only case out of the eight lawsuits filed that was at one time certified as a class action.
The plaintiffs in these lawsuits were seeking to certify classes consisting of all persons that own structures within the respective states in which the lawsuit were filed (or, in some cases, within the United States) on which the hardboard trim in question is installed. The plaintiffs seek unspecified damages and injunctive and other relief under various state law theories, including negligence, violations of consumer protection laws, and breaches of implied and express warranties, fraud, and unjust enrichment. While some individual owners of structures within the putative classes may have valid warranty claims, we believe that the claims asserted on a class basis are without merit and we intend to defend these matters vigorously. We have established warranty reserves for the hardboard trim in question pursuant to our normal business practices, and we do not believe that the resolution of these lawsuits will have a material effect on our financial condition, results of operations, cash flows or liquidity.
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
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2013 High	$22.55	$21.70	$18.50	$18.96
Low	$18.93	$14.51	$14.73	$15.40
2012 High	$10.18	$11.00	$15.50	$19.34
Low	$7.66	$7.81	$9.87	$12.50

As of February 27, 2014, there were approximately 7,242 holders of record of our common stock. No dividends were paid in 2013 or 2012. Our ability to pay dividends in the future is subject to limitations set forth in the agreement governing our bank credit facility and the indenture governing our Senior Notes due in 2020.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

PERFORMANCE GRAPH
The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2008 through December 31, 2013, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
LOUISIANA-PACIFIC CORPORATION	$100	$447	$606	$517	$1,238	$1,187
S&P 500 INDEX	$100	$126	$146	$149	$172	$228
PAPER & FOREST PRODUCTS	$100	$196	$206	$235	$317	$399

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2013	2012	2011	2010[1]	2009
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$2,085.2	$1,691.2	$1,328.7	$1,351.4	$1,031.7
Income (loss) from continuing operations	177.4	29.5	(175.5)	(37.4)	(120.4)
Loss from discontinued operations	(0.3)	(0.7)	(5.6)	(1.2)	(1.4)
Net income (loss)	177.1	28.8	(181.1)	(38.6)	(121.8)
Net income (loss) attributed to Louisiana-Pacific Corporation	177.1	28.8	(181.3)	(39.0)	(120.9)
Income (loss) from continuing operations per share—basic	$1.27	$0.22	$(1.32)	$(0.29)	$(1.10)
Net income (loss) per share—basic	$1.27	$0.21	$(1.36)	$(0.30)	$(1.11)
Income (loss) from continuing operations per share—diluted	$1.23	$0.20	$(1.32)	$(0.29)	$(1.10)
Net income (loss) per share—diluted	$1.23	$0.20	$(1.36)	$(0.30)	$(1.11)
Average shares of common stock outstanding (millions)
Basic	139.6	137.1	133.2	129.1	108.5
Diluted	144.3	142.6	133.2	129.1	108.5
Cash dividends declared per common share	$—	$—	$—	$—	$—
SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,493.3	$2,331.0	$2,139.9	$2,410.6	$2,620.3
Long-term debt, excluding current portion	$762.7	$782.7	$715.9	$714.5	$706.3
Contingency reserves, excluding current portion	$13.3	$12.8	$17.2	$25.9	$30.8
Stockholders’ equity	$1,226.3	$1,033.8	$1,000.9	$1,217.8	$1,253.5
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
To serve these markets, we operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. OSB is the most significant segment, accounting for 51% of continuing sales in 2013, 48% in 2012 and 41% in 2011.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our products will remain at current levels, increase or decrease in the future.

Planned Acquisition of Ainsworth Lumber Co. Ltd.

On September 4, 2013, LP entered into an Arrangement Agreement (the “Arrangement Agreement”) with Ainsworth Lumber Co. Ltd., a British Columbia corporation (“Ainsworth”), providing an arrangement under British Columbia law whereby a wholly owned subsidiary of the Company will acquire all of the outstanding shares of Ainsworth capital stock in exchange for 0.114 shares of LP common stock (“LP Shares”) and C$1.94 in cash per Ainsworth common share (“Ainsworth Shares”) on the terms and subject to the conditions set forth therein (the “Transaction”). Although the Arrangement Agreement provides for Ainsworth shareholders to elect among cash consideration, share consideration and mixed consideration, proration provisions will ensure that the aggregate amounts of cash and LP Shares issued in the Transaction are fixed at approximately C$467 million and 27.5 million LP Shares, respectively.

The requisite approvals of the Transaction by Ainsworth shareholders and the Supreme Court of British Columbia were obtained on October 29, 2013 and October 31, 2013, respectively. As of the date of this report, the consummation of the Transaction remains subject to other closing conditions, including the expiration or termination of the waiting period under the HSR Act and the receipt of other regulatory approvals and clearances, including under the Canadian Competition Act and the Investment Act of Canada. LP and Ainsworth have agreed to endeavor to cause all closing conditions (including the receipt of regulatory approvals) to be satisfied, which under certain circumstances could require the taking of actions that could adversely affect the value of the Transaction to us.
On February 12, 2014, LP and Ainsworth entered into timing agreements with each of the Canadian Competition Bureau (the "CCB") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") pursuant to which LP and Ainsworth agreed, subject to certain conditions, that they will not consummate the Transaction before March 13, 2014 without the consent of the CCB and the DOJ. This action followed the receipt by each of LP and Ainsworth of (a) a "supplementary information request" for additional information and documents from the CCB and (b) a "second request" for additional information from the DOJ in connection with the Transaction.
In connection with the entry into the timing agreements, LP and Ainsworth also amended the Arrangement Agreement to extend the outside date for completion of the Transaction from March 4 to April 18, 2014. The Arrangement Agreement permits either party to extend the outside date if required to obtain certain regulatory approvals.

The Arrangement Agreement contains certain termination rights for each of LP and Ainsworth. Either party may terminate the Arrangement Agreement if: (i) the parties mutually agree; (ii) the Transaction has not been consummated by April 18, 2014 (subject to extension in certain circumstances); (iii) a governmental authority issues a law or order prohibiting the Transaction; (iv) the other party materially breaches its representations, warranties or covenants such that the applicable closing condition would not to be satisfied; or (v) the other party has incurred a Material Adverse Effect (as defined in the Arrangement Agreement).

We expect to fund the purchase price payable in the Transaction and related fees and expenses through a combination of cash on hand at LP and Ainsworth and borrowings under our revolving credit facility.
On October 17, 2013, Ainsworth issued a press release announcing that it had received the requisite consents in connection with its consent solicitation (the "Consent Solicitation") from holders of Ainsworth's 7.5% Senior Secured Notes due 2017 (the "Notes") . The press release also announced that Ainsworth has entered into a supplemental indenture relating to the Notes, which modified certain definitions in the indenture relating to the Notes (the "Indenture") so that the consummation of the Transaction pursuant to the Arrangement Agreement, and the designation by LP of members of Ainsworth’s board of directors upon and after the consummation of the Transaction, will not constitute a “Change of Control” under the Indenture and Ainsworth will not be required to make a “Change of Control Offer” under the Indenture in connection with the Transaction. Subject to the satisfaction or waiver of the conditions set forth in the solicitation statement distributed by Ainsworth to holders of the Notes, LP will make the consent payments contemplated thereby as and when they become due. Promptly following the consummation of the Transaction, LP will unconditionally guarantee the prompt payment and performance of the obligations of Ainsworth under the Indenture and the Notes.

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
New Home Construction. Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2013 were about 18% higher than 2012, which were about 29% higher than such housing starts in 2011. However when comparing 2013 housing starts to the average of the last ten years as reported by the U.S. Census Bureau, 2013 housing starts were about 20% lower than that average. We believe that the reduced level of building is due to the continued high levels of unemployment, delayed household formations due to the sluggish economy, foreclosure activity and a more restrictive mortgage market.

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

2,500
2,000
1,500
1,000
500
0
New housing starts (in thousands)
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
Actual
5 Year Average
10 Year Average

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
Supply of Building Products
OSB is a commodity product, and it is, along with all of our products, subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to FEA (Forest Economic Advisors, LLC), total North American OSB annual production capacity is projected to increase by approximately 2.6 billion square feet in the period from 2014 to 2018 while plywood production capacity is projected to increase by 0.2 billion square feet for the same period. According to FEA, OSB accounted for approximately 65% of North American structural panel production capacity in 2013, with plywood accounting for the remainder. Going forward, it is expected that OSB will continue to capture market share from plywood. FEA forecasts, as of December 2013, that OSB will comprise approximately 67% of the structural panel market by 2018. The chart below, which is based on data and forecasts published by FEA, depicts past and forecasted North America structural wood production capacities in billions of square feet.

Putting Demand and Supply Together
As noted above, demand for building products is influenced by the general economy, demographics and need for housing. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The chart below, as calculated by FEA (as of December 2013), shows the demand capacity ratio (demand divided by supply) for OSB in 2010 through 2013 as well as FEA’s forecast through 2018 based upon estimated future demand and supply.

100%
90%
80%
70%
60%
50%
Percentage Demand to Capacity
2010
2011
2012
2013
2014
2015
2016
2017
2018

Product Pricing.
Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 2007 through 2013, as published by Random Lengths, an industry publication, is presented below. FEA’s forecast (as of December 2013) for average North Central wholesale pricing for OSB (per thousand square feet 7/16” basis) through 2018 is also shown.

Average North Central 7/16" OSB Pricing
$350
$300
$250
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

Implementation of System Upgrade
During 2012, we conducted a thorough review of our business to assess our current information systems. After extensive study and analysis, we determined that a system upgrade was required. We do anticipate that this initial system upgrade will provide us benefits in terms of reporting and data analysis in addition to upgrading our aging systems. We anticipate the cost of implementation, both capital and expense, to be approximately $30 million which will consist primarily of software and hardware costs, system integration costs, labor costs, and data migration. We anticipate completing the first stage of the systems upgrade in early 2014 and will then embark on further enhancements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to the financial statements in item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2013, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2013, we excluded from our estimates approximately $2.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2013, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
Pension Plans. Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 13 of the Notes to the consolidated financial statements included in item 8 of this report.

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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on acquisitions, (gain) loss on sales or impairment of joint ventures interest and long lived assets, other operating charges and credits, (gain) loss on early debt extinguishment, acquisition expenses, (gain) loss on litigation settlements, other than temporary asset impairments, investment income and depreciation included in equity in (income) loss of unconsolidated affiliates. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measure of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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

The following table presents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Year Ended December 31, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$1,068.1	$573.8	$267.6	$171.5	$13.4	$(9.2)	$2,085.2
Depreciation and amortization	49.9	16.4	12.6	10.5	0.1	1.8	91.3
Cost of sales and selling and administrative	803.3	471.6	268.3	141.0	17.2	85.7	1,787.1
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	0.2	0.2
Other operating credits and charges, net	—	—	—	—	—	3.8	3.8
Total operating costs	853.2	488.0	280.9	151.5	17.3	91.5	1,882.4
Income (loss) from operations	214.9	85.8	(13.3)	20.0	(3.9)	(100.7)	202.8
Total non-operating expense	—	—	—	—	—	3.8	3.8
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	214.9	85.8	(13.3)	20.0	(3.9)	(96.9)	206.6
Provision for income taxes	—	—	—	—	—	41.1	41.1
Equity in (income) loss of unconsolidated affiliates	(15.4)	—	1.0	—	2.5	—	(11.9)
Income (loss) from continuing operations	$230.3	$85.8	$(14.3)	$20.0	$(6.4)	$(138.0)	$177.4
Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$230.3	$85.8	$(14.3)	$20.0	$(6.4)	$(138.0)	$177.4
Provision for income taxes	—	—	—	—	—	41.1	41.1
Interest expense, net of capitalized interest	—	—	—	—	—	36.0	36.0
Depreciation and amortization	49.9	16.4	12.6	10.5	0.1	1.8	91.3
EBITDA from continuing operations	280.2	102.2	(1.7)	30.5	(6.3)	(59.1)	345.8
Stock based compensation expense	1.0	0.6	0.6	—	—	6.6	8.8
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	0.2	0.2
Other operating credits and charges, net	—	—	—	—	—	3.8	3.8
Early debt extinguishment	—	—	—	—	—	2.3	2.3
Other operating credits and charges, associated with JV's	—	—	—	—	—	2.7	2.7
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Gain on sale of joint venture	—	—	—	—	—	(1.2)	(1.2)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	7.6	7.6
Investment income	—	—	—	—	—	(10.3)	(10.3)
Depreciation included in equity in (income) loss of unconsolidated affiliates	3.4	—	0.2	—	2.8	—	6.4
Adjusted EBITDA from continuing operations	$284.6	$102.8	$(0.9)	$30.5	$(3.5)	$(83.3)	$330.2

Year Ended December 31, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$814.1	$500.9	$213.4	$168.8	$12.8	$(18.8)	$1,691.2
Depreciation and amortization	33.1	15.5	11.0	12.0	0.1	1.7	73.4
Cost of sales and selling and administrative	663.1	418.0	215.8	138.8	17.7	58.2	1,511.6
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	4.9	4.9
Other operating credits and charges, net	—	—	—	—	—	(2.9)	(2.9)
Total operating costs	696.2	433.5	226.8	150.8	17.8	61.9	1,587.0
Income (loss) from operations	117.9	67.4	(13.4)	18.0	(5.0)	(80.7)	104.2
Total non-operating expense	—	—	—	—	—	(69.4)	(69.4)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	117.9	67.4	(13.4)	18.0	(5.0)	(150.1)	34.8
Provision for income taxes	—	—	—	—	—	7.0	7.0
Equity in (income) loss of unconsolidated affiliates	(6.1)	—	0.5	—	3.9	—	(1.7)
Income (loss) from continuing operations	$124.0	$67.4	$(13.9)	$18.0	$(8.9)	$(157.1)	$29.5
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$124.0	$67.4	$(13.9)	$18.0	$(8.9)	$(157.1)	$29.5
Provision for income taxes	—	—	—	—	—	7.0	7.0
Interest expense, net of capitalized interest	—	—	—	—	—	49.3	49.3
Depreciation and amortization	33.1	15.5	11.0	12.0	0.1	1.7	73.4
EBITDA from continuing operations	157.1	82.9	(2.9)	30.0	(8.8)	(99.1)	159.2
Stock based compensation expense	0.9	0.5	0.5	—	—	6.5	8.4
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	4.9	4.9
Other operating credits and charges, net	—	—	—	—	—	(2.9)	(2.9)
Early debt extinguishment	—	—	—	—	—	52.2	52.2
Gain on settlement of litigation related to ARS	—	—	—	—	—	(20.0)	(20.0)
Investment income	—	—	—	—	—	(14.8)	(14.8)
Depreciation included in equity in loss of unconsolidated affiliates	8.3	—	0.5	—	3.8	—	12.6
Adjusted EBITDA from continuing operations	$166.3	$83.4	$(1.9)	$30.0	$(5.0)	$(73.2)	$199.6

Year Ended December 31, 2011 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$542.0	$429.8	$203.3	$144.9	$11.2	$(2.5)	$1,328.7
Depreciation and amortization	36.3	15.5	12.6	11.6	0.2	2.1	78.3
Cost of sales and selling and administrative	554.7	372.3	206.2	121.7	16.7	61.8	1,333.4
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	73.9	73.9
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Total operating costs	591.0	387.8	218.8	133.3	16.9	126.6	1,474.4
Income (loss) from operations	(49.0)	42.0	(15.5)	11.6	(5.7)	(129.1)	(145.7)
Total non-operating expense	—	—	—	—	—	(44.0)	(44.0)
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	(49.0)	42.0	(15.5)	11.6	(5.7)	(173.1)	(189.7)
Benefit for income taxes	—	—	—	—	—	(41.1)	(41.1)
Equity in loss of unconsolidated affiliates	14.5	—	—	—	12.4	—	26.9
Income (loss) from continuing operations	$(63.5)	$42.0	$(15.5)	$11.6	$(18.1)	$(132.0)	$(175.5)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(63.5)	$42.0	$(15.5)	$11.6	$(18.1)	$(132.0)	$(175.5)
Benefit for income taxes	—	—	—	—	—	(41.1)	(41.1)
Interest expense, net of capitalized interest	—	—	—	—	—	56.9	56.9
Depreciation and amortization	36.3	15.5	12.6	11.6	0.2	2.1	78.3
EBITDA from continuing operations	$(27.2)	$57.5	$(2.9)	$23.2	$(17.9)	$(114.1)	$(81.4)
Stock based compensation expense	0.8	0.5	0.5	—	—	6.0	7.8
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	73.9	73.9
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Other than temporary asset impairment	—	—	—	—	—	14.8	14.8
Investment income	—	—	—	—	—	(28.7)	(28.7)
Depreciation included in equity in loss of unconsolidated affiliates	8.3	—	0.5	—	4.6	—	13.4
Adjusted EBITDA from continuing operations	$(18.1)	$58.0	$(1.9)	$23.2	$(13.3)	$(59.3)	$(11.4)

RESULTS OF OPERATIONS
We reported net income of $177.1 million ($1.23 per diluted share) in 2013, which was comprised of income from continuing operations of $177.4 million ($1.23 per diluted share) and a loss from discontinued operations of $0.3 million ($0.00 per diluted share). This compares to net income of $28.8 million ($0.20 per diluted share) in 2012, which was comprised of income from continuing operations of $29.5 million ($0.20 per diluted share) and a loss from discontinued operations of $0.7 million ($0.00 per diluted share). We reported a net loss attributable to LP of $181.3 million ($1.36 per diluted share) in 2011, which was comprised of loss from continuing operations attributed to LP of $175.7 million ($1.32 per diluted share) and a loss from discontinued operations of $5.6 million ($0.04 per diluted share).

Net sales in 2013 were $2.1 billion, an increase of 23% from 2012 net sales of $1.7 billion. Net sales in 2012 as compared to 2011 were higher by 27%. Sales in 2013 were positively impacted by increases in OSB selling prices relative to 2012 and 2011.
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 26 of the Notes to the consolidated financial statements included in item 8 of this report for further information regarding our segments.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets. OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. We believe we are the largest and one of the most efficient producers of OSB in North and South America.
According to FEA, it is estimated for 2013 that OSB accounted for approximately 61% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2013 housing starts) was 28.3 billion square feet with the OSB market comprising an estimated 17.3 billion square feet of this market. Based upon our production in 2013 of 4.1 billion square feet, we estimate that we account for 24% of the North American OSB market and 14% of the overall North American structural panel market.
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
OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2013 include wood (33%), resin and wax (24%), labor and burden (15%), utilities (6%) and manufacturing and other (22%).
Segment sales, operating profits (losses) and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 - 2012	2012 - 2011
Sales	$1,068.1	$814.1	$542.0	31%	50%
Operating profits (losses)	$230.3	$124.0	$(63.5)	86%	295%
Adjusted EBITDA from continuing operations	$284.6	$166.3	$(18.1)	71%	1,019%

Percent changes in average sales prices and unit shipments for the year ended 2013 compared to 2012 and 2012 compared to 2011 were as follows:

	2013 versus 2012		2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	20%	11%	36%	12%

2013 compared to 2012
OSB prices increased compared to 2012. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling prices favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $170 million for 2013 as compared to 2012. Sales volumes increased due to the improved housing market as well as continued movement into industrial applications and increased exports. As of December 31, 2013, one of our OSB mills was indefinitely curtailed. Two mills were restarted during 2013.
2012 compared to 2011
OSB prices increased compared to 2011. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $201 million for 2012 as compared to 2011. Sales volumes increased due to the improved housing market as well as continued movement into industrial applications and increased exports. As of December 31, 2012, three of our OSB mills were indefinitely curtailed.
Siding
Our siding segment produces and markets wood-based siding and related accessories and commodity OSB products. We believe that we are a leading wood composite exterior siding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets, retain and non-residential structures. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.
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
Segment sales, operating profits and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 – 2012	2012 – 2011
Sales	$573.8	$500.9	$429.8	15%	17%
Operating profits	$85.8	$67.4	$42.0	27%	60%
Adjusted EBITDA from continuing operations	$102.8	$83.4	$58.0	23%	44%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 – 2012	2012 – 2011
SmartSide® siding	$468.2	$398.0	$341.5	18%	17%
Commodity OSB	52.8	46.1	31.5	15%	46%
CanExel siding and other hardboard related products	52.8	56.8	56.8	(7)%	—%
Total	$573.8	$500.9	$429.8
Percent changes in average sales prices and unit shipments for the year ended 2013 compared to 2012 and 2012 compared to 2011 are as follows:

	2013 versus 2012		2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	3%	15%	2%	15%
Commodity OSB	23%	(10)%	37%	—%
CanExel siding	(1)%	(9)%	1%	(2)%
2013 compared to 2012
Siding sales volumes increased in our SmartSide® siding line due to continued penetration in several key focus markets including retail, repair and remodel markets, sheds and increased housing demand. Sales prices in our SmartSide siding product as compared to the prior year increased due primarily to changes in product mix as well as price increases implemented to offset increases in raw material costs.
Sales volumes declined slightly in our Canexel siding lines due to lower demand in Canada and international sales, primarily Europe. Sales prices were down slightly between years due to the impact of the fluctuations in the Canadian dollar related to the U.S dollar. Sales prices in the Canadian dollar increased by 3% between years.
Sales prices increased for our commodity OSB products as described in the discussion of our OSB segment above. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $8 million for 2013 as compared to 2012.
Overall, the increases in operating results for our siding segment for 2013 as compared to 2012 were due to increased OSB pricing and higher sales volumes in our SmartSide® siding line.

2012 compared to 2011
Siding sales volumes increased in our SmartSide® siding line due to continued penetration in several key focus markets, including retail, repair and remodel markets and sheds. Sales prices in our SmartSide® siding product as compared to the prior year increased due primarily to changes in product mix as well as a price increase implemented at the beginning of the second quarter of 2012. The price increase was implemented to offset increases in raw material costs.
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

Overall, the increases in operating results for our siding segment for 2012 as compared to 2011 was primarily due to increased OSB pricing and higher sales volumes in our SmartSide® siding line.

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
Segment sales, operating (losses) and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 – 2012	2012 – 2011
Sales	$267.6	$213.4	$203.3	25%	5%
Operating losses	$(14.3)	$(13.9)	$(15.5)	(3)%	10%
Adjusted EBITDA from continuing operations	$(0.9)	$(1.9)	$(1.9)	53%	—%
Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 – 2012	2012 – 2011
LVL / LSL	$126.2	$104.7	$103.3	21%	1%
I-joist	89.7	69.8	62.6	29%	12%
Related products	51.7	38.9	37.4	33%	4%
Total	$267.6	$213.4	$203.3
Percent changes in average sales prices and unit shipments for the year ended 2013 compared to 2012 and 2012 compared to 2011 are as follows:

	2013 versus 2012		2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	3%	17%	(1)%	4%
I-joist	10%	17%	1%	11%
2013 compared to 2012
Sales volumes increased in LVL/LSL and I-joist due to increased demand in the U.S. housing market with offsetting reductions in exports. Net average selling prices increased due to price increases implemented to offset higher raw material costs.
The results of operations were lower for 2013 as compared to 2012 due to increases in raw material costs, primarily OSB and lumber, which were partially offset by increases in sales prices.

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

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 – 2012	2012 – 2011
Sales	$171.5	$168.8	$144.9	2%	16%
Operating profits	$20.0	$18.0	$11.6	11%	55%
Adjusted EBITDA from continuing operations	$30.5	$30.0	$23.2	2%	29%
Sales in this segment by production location were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 – 2012	2012 – 2011
Chile	$111.9	$112.6	$89.3	(1)%	26%
Brazil	59.6	56.2	55.6	6%	1%
Total	$171.5	$168.8	$144.9
Percent changes in average sales prices and unit shipments for the year ended 2013 compared to 2012 and 2012 compared to 2011 are as follows:

	2013 versus 2012		2012 versus 2011
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	4%	(3)%	8%	19%
Brazil	1%	(4)%	(7)%	12%
2013 compared to 2012
In our Chilean operations, sales volumes decreased due to increased imports from North America. Sales volumes in Brazil decreased due to reduced production related to maintenance work completed on its press during the year.
Sales prices in Chile increased in 2013, compared to 2012 due to price increases implemented. Sales prices in Brazil increased slightly due to the impact of the fluctuations in the Brazilian real related to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile increased by 5% and local currency selling prices in Brazil increased by 12% in 2013 as compared to 2012.
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
 Other
Our other products category includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations. Additionally, our other products category included our U.S. Greenfiber joint venture interest and our moulding operations, both of which were sold during 2013.
Sales, operating losses and adjusted EBITDA from continuing operations for this category were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2013	2012	2011	2013 – 2012	2012 – 2011
Sales	$13.4	$12.8	$11.2	5%	14%
Operating losses	$(6.4)	$(8.9)	$(18.1)	28%	51%
Adjusted EBITDA from continuing operations	$(3.5)	$(5.0)	$(13.3)	30%	62%
2013 compared to 2012
Overall, operating results in our other products businesses were higher due to slightly improved operation in our U.S. Greenfiber joint venture (prior to the sale of this entity) and reduced costs associated with non-operating sites.
2012 compared to 2011
Overall, operating results associated with these activities were positively impacted by the performance of our U.S. Greenfiber joint venture.
GENERAL CORPORATE AND OTHER EXPENSE, NET
Net general corporate expense was $96.7 million in 2013 as compared to $78.7 million in 2012 and $66.4 million in 2011. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The increase in 2013 as compared to 2012 was due to costs associated with our system upgrade as well as increased costs associated with the proposed acquisition of Ainsworth Lumber Co. Ltd. The increase in 2012 as compared to 2011 was due to higher accruals under the management incentive program as well as increased legal costs. During 2011, we did not pay any management incentives.
OTHER OPERATING CREDITS AND CHARGES, NET
For a discussion of other operating credits and charges, net, see Notes 1 and 16 of the Notes to the consolidated financial statements included in item 8 of this report.
GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS
For a discussion of gain (loss) on sales of and impairments of long-lived assets, see Notes 1 and 17 of the Notes to the consolidated financial statements included in item 8 of this report.

NON-OPERATING INCOME (EXPENSE)
In 2013, net non-operating income was $3.8 million compared to expense of $69.4 million in 2012 and $44.0 million in 2012. Components of non-operating income (expense) were as follows:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Interest expense	$(36.2)	$(48.0)	$(54.4)
Amortization of debt charges	(1.4)	(1.5)	(2.6)
Capitalized interest	1.6	0.2	0.1
Interest expense, net of capitalized interest	(36.0)	(49.3)	(56.9)

Investment income	9.4	13.0	13.3
Realized gains from the sales of investments	—	—	15.2
SERP market adjustments	0.9	1.8	0.2
Investment income	10.3	14.8	28.7

Other than temporary impairment	—	—	(14.8)

Foreign currency gains (losses)	(5.3)	(2.7)	(1.0)
Gain on settlement of litigation related to ARS	—	20.0	—
Gain on acquisition	35.9	—	—
Gain on sale of joint venture	1.2	—	—
Early debt extinguishment	(2.3)	(52.2)	—
Other non-operating expense	29.5	(34.9)	(1.0)

Total non-operating income (expense)	$3.8	$(69.4)	$(44.0)

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
We have participated in several joint venture arrangements. These include: (1) a joint venture with Casella Waste Management Systems, Inc. to produce cellulose insulation; (2) a joint venture with Canfor Corporation to construct and operate an OSB mill in British Columbia; and (3) a joint venture with Resolute Forest Products to construct and operate two I-joist facilities in Quebec.
In 2000, we and Casella Waste Management Systems, Inc., each contributed most of the assets of our respective cellulose insulation operations to a joint venture, U.S. GreenFiber, LLC (GreenFiber). Pursuant to the joint venture agreement, each company owned 50% of GreenFiber. GreenFiber elected to be treated as a partnership for income tax purposes and therefore the entity is not taxed directly. The results of this operation are included within Other Products. In December of 2013, we sold our 50% interest in GreenFiber and recognized a gain of $1.2 million.
In 2003, we and Canfor Corporation, entered into a joint venture to construct and operate an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture, with LP being responsible for all North American sales from this facility. The results of this operation is included in our OSB segment. In 2013, we acquired the remaining 50% interest owned by Canfor Corporation.
In 2002, we entered into a joint venture with Resolute Forest Products to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture.

Subsequently, the joint venture constructed and commenced operating a second I-joist facility in Eastern Canada. The results of these operations are included in the EWP segment.
DISCONTINUED OPERATIONS
Included in discontinued operations for 2013, 2012 and 2011 are the carrying costs of mills that have been closed and divested and related warranty costs associated with such facilities. These operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
2013 compared to 2012
Included in discontinued operations for 2013 is a gain of $1.7 million on the sale of the moulding operations that was recognized in the third quarter of 2013 as well as a $2 million increase in our warranty reserves associated with discontinued products.
2012 compared to 2011
Included in the loss on discontinued operations for 2012 is an increase in our warranty reserves associated with discontinued products of $3.6 million as well as residual costs associated with mills that have been previously discontinued and sold.

INCOME TAXES
We recorded a tax provision in continuing operations of $41.1 million in 2013 and $7.0 million in 2012, and income tax benefit in continuing operations of $41.1 million in 2011. For 2013, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to state income taxes,  the effect of foreign tax rates and exchange rates and reductions in valuation allowances previously established on certain deferred tax assets for foreign and state net operating loss carryovers.
For 2012, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to state income taxes, the effect of foreign tax rates and adjustments to previously recorded deferred tax liabilities.
We paid $6.8 million of cash taxes and received $0.9 million in cash tax refunds in 2013 and expect to receive $2.3 million in related refunds from prior years in 2014.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. The measurement of liabilities related to these plans is based on management’s interpretation of the applicable plan provisions and assumptions related to future events, including expected return on plan assets and rate of compensation increases. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs. See Note 13 of the Notes to the consolidated financial statements included in item 8 of this report for further information on these plans.

The table below quantifies the approximate impact on our plans, as of December 31, 2013, of a one-half percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant:

Dollars in millions
Increase in annual costs for 2014:
Discount rate	$0.7
Expected long-term rate of return	$1.3
Increase in projected benefit obligation:
Discount rate	$17.8
For our U.S. plans, we used a long term rate of return assumption of 7.25% for 2013 and 2012 to calculate the net periodic pension costs. For our Canadian plans, we used a long-term rate of return assumption of 3.75% to 4.5% to calculate 2013 and 2012 net periodic pension costs. For 2013, our net periodic pension cost was $7.2 million and we estimate for 2014, our net periodic pension cost will be $5.6 million. This estimate assumes that we will have no curtailment or settlement expenses in 2014. If a settlement or curtailment does occur in 2014, this estimate may change significantly. We estimate in 2014, we will contribute approximately $2.0 million to $5.0 million to our Canadian defined benefit pension plans.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Item 3 in this report as well as Note 18 in the Notes to the consolidated financial statements included in item 8 of this report.

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
Operating Activities
During 2013, we generated $242.5 million of cash from operations as compared to generating $111.8 million of cash from operations in 2012. This change reflects improved results of operations for 2013. As of December 31, 2013, our trade receivables decreased $6.8 million from December 31, 2102 and the balance was 99% current. Our trade accounts payable increased by $12.0 million from the prior year primarily due to the increases in inventory and our salary and wages payable increasing by $10.4 million due to timing of payroll disbursements. During 2013, we made $0.5 million in contingency payments and $12.5 million in warranty payments.
During 2012, we generated $111.8 million of cash from operations as compared to using $40.2 million of cash for operations in 2011. This change reflects improved results of operations for 2012. During 2012, we received tax refunds of $0.3 million (net of payments). As of December 31, 2012, our trade receivables increased about $15 million during 2012 and the balance was 99% current, which is comparable to prior years with no substantial changes in terms of sales. Our trade accounts payable increased by $12.5 million from the prior year primarily due to increases in inventory and our salary and wages payable increasing by $11.0 million due to expected management incentive payouts as well as timing on payroll. During 2012, we made $1.4 million in contingency payments and $11.6 million in warranty payments.
During 2011, we used $40.2 million of cash in operations as compared to generating $47.8 million in 2010. This change was related to increased operating losses, higher inventories and lower tax refunds. During 2011, we received tax refunds of $25.0 million (net of payments). Trade receivables were relatively flat between 2011 and 2010. As of December 31, 2011, our trade receivables balance was 99% current, which is comparable to prior years with no substantial changes in terms of sales. Non-trade receivables decreased by $1.6 million due to lower interest receivables resulting from principal payments received during 2011. Our trade accounts payable increased by $4.8 million from the prior year primarily due to the increases in inventory and our salary and wages payable declining by $7.4 million due to reduction in expected management incentive payouts. During 2011, we made $2.3 million in contingency payments and $12.9 million in warranty payments.
Investing Activities
During 2013, we used $17.4 million in cash from investing activities. Capital expenditures for 2013 were $75.6 million, primarily related to growth and maintenance capital, initial costs associated with our software upgrade and minor capital related to our announced expansion in South America. We received distributions from our joint ventures of $13.9 million, $16.7 million from the sale of assets and $0.7 million in cash no longer required to collaterize certain long-term obligations, $91.4 million of payments on notes receivable from asset sales and $2.9 million from the sale of our U.S. GreenFiber joint venture. We also used $67.4 million in the acquisition of our Peace Valley joint venture. Additionally, included in accounts payable is $6.4 million related to capital expenditures that had not yet been paid as of December 31, 2013.
During 2012, we generated $21.5 million in cash from investing activities. Capital expenditures for 2012 were $31.2 million, primarily related to maintenance capital, initial costs associated with our software upgrade and minor capital related to our announced expansion in South America. We received distributions from our joint ventures of $12.7 million, $9.2 million from the sale of assets and $0.8 million in cash no longer required to collaterize certain long-term obligations. We also received $20.0 million from the settlement of litigation related to ARS and $10.0 million of payments on notes receivable from asset sales. Additionally, included in accounts payable is $4.1 million related to capital expenditures that had not yet been paid as of December 31, 2012.
During 2011, we generated $7.7 million in cash from investing activities. Capital expenditures for 2011 were $21.4 million, primarily related to maintenance capital. Additionally, we funded our joint ventures $9.6 million. We received $19.1 million on the sale of investments with maturities in excess of 90 days, $1.3 million on the sale of assets and $18.3 million in cash no longer required to collaterize certain long-term obligations. Additionally, included in accounts payable is $0.8 million related to capital expenditures that had not yet been paid as of December 31, 2011.
Capital expenditures in 2014 are expected to be approximately $100 million related to projects for productivity improvements and maintenance projects.
Financing Activities
In 2013, net cash used in financing activities was $126.4 million. During 2013, we used $113.2 million to repay outstanding debt, $12.1 million for taxes related to net share settlement of equity awards and $1.2 million for debt issuance fees. We received $0.1 million from the sale of common stock under equity plans.
In 2012, net cash provided from financing activities was $92.1 million. During 2013, we issued $350.0 million of 7.5% Senior Notes due 2020, and used approximately $248.6 million of the proceeds of this issuance to fully retire our Senior Secured Notes due in 2017 and pay related transaction costs and expenses. We also received $1.3 million from the sale of common stock under equity plans.
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
CREDIT AGREEMENTS
In December 2013, we entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2013, no revolving borrowings had been made under the credit facility.

Certain of our existing and future wholly owned domestic subsidiaries guaranty our obligations under the credit facility. Subject to certain limited exceptions, obligations under the credit facility are secured by a lien on substantially all of our personal property and the personal property of the our subsidiaries that are guarantors under the credit facility.
The credit agreement contains customary covenants applicable to us and certain of our subsidiaries, including restrictions on, among other things, our ability to: incur debt; incur liens; declare or make distributions to our stockholders; make loans and investments; repay debt; enter into mergers, acquisitions and other business combinations; form or acquire subsidiaries; amend or modify our governing documents; enter into hedging arrangements; engage in other businesses other than our business as currently conducted; and enter into transactions with affiliates. The credit agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least (a) $350,000,000 until closing of our acquisition of Ainsworth Lumber Co. Ltd. and (b) $250,000,000 thereafter, in each case calculated in the manner specified in the credit agreement. As of December 31, 2013, we were in compliance with all financial covenants under the credit agreement. The credit agreement contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.
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
LP Chile is a party to a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi-annual principal payments beginning in June of 2012. The loan bears interest at UF plus 3.9% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, LP Chile will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. LP made payments of $21.0 million during the year which included a scheduled payment of $2.6 million and an optional prepayment of $18.4 million. The impact of foreign currency exchange rates in 2013 was $2.8 million which was partially offset by a UF change of $0.3 million. LP made principal payments of $5.5 million during 2012 which was partially offset by a UF change of $1.0 million plus the impact of foreign currency exchange rates of $3.2 million.

OTHER LIQUIDITY MATTERS
As of December 31, 2013, we had $3.7 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
The estimated market value of our ARS holdings at December 31, 2013 was $3.7 million, which reflects a $19.7 million adjustment to the par value of $23.4 million. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.
If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for environmental reserves), totaled $15.3 million at December 31, 2013, of which $2.0 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the consolidated financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2013 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2014	2015	2016	2017	2018
Long-term debt[1]	$32.2	$31.9	$31.5	$36.5	$423.4
Operating leases	4.8	4.3	2.9	1.9	1.7
Purchase obligations[2]	—	—	—	—	—
Other long-term obligations[3]	5.0	—	—	—	—
Total contractual cash obligations	$42.0	$36.2	$34.4	$38.4	$425.1
_______________

[1]	Includes expected interest payments as well as debt maturities.

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

[3]
Represents other long-term liability amounts reflected in our consolidated balance sheet that have known payment streams including items such as pension contributions. Current pension funding regulations required LP to contribute $2 - $5 million in 2014 to its defined benefit pension plans, and we have included $5 million in the table above. Future years are not estimable due to the large number of factors involved in determining minimum pension funding.

[4]
Uncertain tax positions have been excluded from the above table as it is not reasonably possible to estimate when these may need to be paid. As of December 31, 2013, the amount of uncertain tax positions excluded from the above table is $48.9 million.

[5]
As of December 31, 2013, LP estimates that capital expenditures of $3 million to $13 million will be required over the next six years to comply with the EPS's Clean Air Act. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

[6]
As of December 31, 2013, the fair value of the continent consideration payable in connection with a business combination was $3.8 million. The fair value of this liability is remeasured at the end of each reporting period and has been excluded from the above table as it is not reasonably possible to determine the final liability.

[7]	As of December 31, 2013, LP had warranty reserves of $29.3 million. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

Other Financing Arrangements
In connection with the sale of southern timber and timberlands in 2003, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner, LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. Both the notes receivable and notes payable mature in 2018. The notes payable are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by the notes receivable. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2013 and December 31, 2012. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term debt on the financial statements included in item 8 of this report.
In connection with the sales of timberlands in California in 1997 and 1998, we received notes from the purchasers totaling $403.8 million. The notes receivable were monetized through the issuance of notes payable in a private placement secured by the notes. Proceeds from the notes receivable from the purchasers are used to fund payments required for the notes payable. To date, all installments under these notes have been received when due and the corresponding installments under the notes payable have been paid when due. The next installment is due in 2018. The notes receivable are classified as "Current portion of Notes receivable from asset sales" and "Long-term notes receivable from asset sales” and the notes payable are classified as the "Current portion of limited recourse notes payable" and long-term debt on the financial statements included in item 8 of this report.

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2013, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of December 31, 2013, the fair values of LP's facilities that have not been indefinitely curtailed were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required. See Note 3 of the Notes to the financial statements included in item 8 of this report for impairment charges recorded in the periods presented.
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
PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
See Note 1 for discussion of prospective accounting pronouncements in the Notes to the consolidated financial statements included in item 8 of this report.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at December 31, 2013, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 5.8 billion square feet (3/8” basis) or 4.2 billion square feet (7/16” basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4.2 million.
The fair value of the contingent consideration related to the Peace Valley OSB acquisition is remeasured at the end of each reporting period. During 2013, the fair value of the contingent consideration payable was remeasured and reduced by $20.5 million due to the decline in projected OSB prices in the near term as compared to the data of acquisition.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 27, 2014

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$656.8	$560.9
Receivables, net of allowance for doubtful accounts of $1.1 million at December 31, 2013 and 2012	78.1	82.7
Inventories	224.4	209.8
Prepaid expenses and other current assets	7.7	6.0
Deferred income taxes	50.9	12.3
Current portion of notes receivable from asset sales	—	91.4
Assets held for sale	16.3	17.6
Total current assets	1,034.2	980.7
Timber and timberlands	71.6	40.1
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	123.1	119.7
Buildings	330.9	289.8
Machinery and equipment	1,794.5	1,683.2
Construction in progress	46.1	22.2
	2,294.6	2,114.9
Accumulated depreciation	(1,407.8)	(1,349.2)
Net property, plant and equipment	886.8	765.7
Goodwill	9.7	—
Notes receivable from asset sales	432.2	432.2
Investments in and advances to affiliates	3.2	68.6
Deferred debt costs	6.8	9.2
Long-term investments	3.7	2.0
Restricted cash	11.3	12.0
Other assets	33.8	15.5
Long-term deferred tax asset	—	5.0
Total assets	$2,493.3	$2,331.0

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets (Continued) Dollar amounts in millions, except per share

	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2.3	$7.8
Current portion of limited recourse notes payable	—	90.0
Accounts payable and accrued liabilities	161.9	139.5
Current portion of contingency reserves	2.0	2.0
Total current liabilities	166.2	239.3

Long-term debt, excluding current portion	762.7	782.7
Deferred income taxes	188.7	93.6
Contingency reserves, excluding current portion	13.3	12.8
Other long-term liabilities	136.1	168.8
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 152,045,461 and 150,423,999 shares issued	152.0	150.4
Additional paid-in capital	508.0	533.6
Retained earnings	887.7	710.6
Treasury stock, 10,920,546 shares and 11,889,468 shares, at cost	(232.2)	(252.9)
Accumulated comprehensive loss	(89.2)	(107.9)
Total stockholders’ equity	1,226.3	1,033.8
Total liabilities and stockholders’ equity	$2,493.3	$2,331.0

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2013	2012	2011
Net sales	$2,085.2	$1,691.2	$1,328.7
Operating costs and expenses:
Cost of sales	1,636.9	1,383.2	1,222.6
Depreciation and amortization	91.3	73.4	78.3
Selling and administrative	150.2	128.4	110.8
Loss on sale or impairment of long lived assets	0.2	4.9	73.9
Other operating credits and charges, net	3.8	(2.9)	(11.2)
Total operating costs and expenses	1,882.4	1,587.0	1,474.4
Income (loss) from operations	202.8	104.2	(145.7)
Non-operating income (expense):
Interest expense, net of capitalized interest	(36.0)	(49.3)	(56.9)
Investment income	10.3	14.8	28.7
Other-than-temporary investment impairment	—	—	(14.8)
Other non-operating income (expense)	29.5	(34.9)	(1.0)
Total non-operating income (expense)	3.8	(69.4)	(44.0)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	206.6	34.8	(189.7)
Provision (benefit) for income taxes	41.1	7.0	(41.1)
Equity in (income) loss of unconsolidated affiliates	(11.9)	(1.7)	26.9
Income (loss) from continuing operations	177.4	29.5	(175.5)
Loss from discontinued operations before tax	(0.4)	(1.1)	(8.6)
Benefit for income taxes	(0.1)	(0.4)	(3.0)
Loss from discontinued operations	(0.3)	(0.7)	(5.6)
Net income (loss)	177.1	28.8	(181.1)
Less: Net income attributed to non-controlling interest	—	—	0.2
Net income (loss) attributed to Louisiana-Pacific Corporation	$177.1	$28.8	$(181.3)
Amounts attributed to LP Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$177.4	$29.5	$(175.7)
Loss from discontinued operations, net of tax	(0.3)	(0.7)	(5.6)
	$177.1	$28.8	$(181.3)
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$1.27	$0.22	$(1.32)
Loss per share from discontinued operations	—	(0.01)	(0.04)
Net income (loss) per share	$1.27	$0.21	$(1.36)
Diluted net earnings (loss) per share:
Income (loss) per share from continuing operations	$1.23	$0.20	$(1.32)
Loss per share from discontinued operations	—	—	(0.04)
Net income (loss) per share	$1.23	$0.20	$(1.36)
Average shares of common stock used to compute net loss per share:
Basic	139.6	137.1	133.2
Diluted	144.3	142.6	133.2
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$177.1	$28.8	$(181.1)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(11.6)	0.6	(12.4)
Unrealized gains (losses) on derivative financial instruments	0.3	(0.7)	0.7
Unrealized gains (losses) on securities, net of reversals	1.0	0.8	(6.3)
Defined benefit pension and post retirement plans:
Amortization of prior service cost	0.2	0.2	0.2
Net gain (loss)	23.0	(8.1)	(26.8)
Amortization of net loss	4.7	4.2	3.1
Pension settlement	—	1.3	—
Exchange gain (loss) on remeasurement	1.1	—	0.3
Other comprehensive income (loss), net of tax	18.7	(1.7)	(41.2)
Net income attributable to non-controlling interest	—	—	(0.2)
Foreign currency translation adjustments attributed to non-controlling interest	—	—	(1.0)
Comprehensive income (loss)	$195.8	$27.1	$(223.5)

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$177.1	$28.8	$(181.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	91.3	73.4	78.3
(Income) loss from unconsolidated affiliates	(11.9)	(1.7)	26.9
Other operating credits and charges, net	3.8	(2.9)	(11.2)
Loss on sale or impairment of long-lived assets	0.2	4.9	73.9
Gain from acquisition	(35.9)	—	—
Gain on sale of discontinued operations	(1.7)	—	—
Gain on sale of joint venture	(1.2)	—	—
Gain on settlement of litigation related to ARS	—	(20.0)	—
Loss on early debt extinguishment	2.3	52.2	—
Payment of long-term deposit	(17.1)	—	—
Realized gain on sale of long term investments	—	—	(15.2)
Other-than-temporary impairment of investments	—	—	14.8
Stock-based compensation related to stock plans	8.8	8.4	7.8
Exchange loss on remeasurement	(2.9)	3.4	0.1
Cash settlements of contingencies	(0.4)	(1.4)	(2.3)
Cash settlements of warranties, net of accruals	(9.6)	(5.1)	0.4
Pension (payments) expense, net	6.3	8.4	(6.3)
Non-cash interest expense, net	0.8	4.8	8.4
Other adjustments, net	(0.4)	0.7	4.0
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in receivables	4.5	(13.3)	14.5
Increase in inventories	(17.7)	(44.5)	(15.1)
(Increase) decrease in prepaid expenses	(1.9)	0.3	(0.2)
Increase (decrease) in accounts payable and accrued liabilities	12.4	11.7	(5.4)
Increase (decrease) in deferred income taxes	35.7	3.7	(32.5)
Net cash provided by (used in) operating activities	242.5	111.8	(40.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(75.6)	(31.2)	(21.4)
Proceeds from asset sales	16.7	9.2	1.3
Acquisitions, net of cash	(67.4)	—	—
Investment in and advances to joint ventures	13.9	12.7	(9.6)
Proceeds from sale of joint venture	2.9	—	—
Proceeds from settlement of litigation related to ARS	—	20.0	—
Receipt of proceeds from notes receivable	91.4	10.0	—
Proceeds from sale of investments	—	—	19.1
Decrease in restricted cash under letters of credit/credit facility	0.7	0.8	18.3
Net cash provided by (used in) investing activities	(17.4)	21.5	7.7
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	—	350.2	10.0
Repayment of long-term debt	(113.2)	(253.1)	(0.2)
Redemption of redeemable non-controlling interest	—	—	(24.0)
Payment of debt issuance fees	(1.2)	(6.3)	(1.5)
Taxes paid related to net share settlement of equity awards	(12.1)	—	—
Other financing activities, net	0.1	1.3	—
Net cash provided by (used in) financing activities	(126.4)	92.1	(15.7)
Effect of exchange rate on cash and cash equivalents	(2.8)	(4.5)	(1.1)
Net increase (decrease) in cash and cash equivalents	95.9	220.9	(49.3)
Cash and cash equivalents at beginning of year	560.9	340.0	389.3
Cash and cash equivalents at end of year	$656.8	$560.9	$340.0
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Redeemable Non Controlling Interest
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	144.8	$144.8	12.9	$(279.9)	$559.4	$863.1	$(69.6)	$1,217.8	$22.8
Net income (loss)						(181.3)		(181.3)	0.2
Issuance of shares for employee stock plans and stock-based compensation			(0.2)	5.5				5.5
Amortization of restricted stock grants					1.3			1.3
Issuance and exercise of stock warrants in connection with debt issuance	5.0	5.0			(5.0)			—
Tax cost of employee stock plan transactions					(0.6)			(0.6)
Redemption of redeemable non-controlling interest					(5.2)		5.6	0.4	(24.0)
Other comprehensive loss							(42.2)	(42.2)	1.0
Balance as of December 31, 2011	149.8	149.8	12.7	(274.4)	549.9	681.8	(106.2)	1,000.9	—
Net income						28.8		28.8	—
Issuance of shares for employee stock plans and stock-based compensation			(0.8)	21.5	(23.8)			(2.3)
Amortization of restricted stock grants					8.1			8.1
Exercise of stock warrants	0.6	0.6			(0.6)			—
Other comprehensive loss							(1.7)	(1.7)	—
Balance as of December 31, 2012	150.4	150.4	11.9	(252.9)	533.6	710.6	(107.9)	1,033.8	—
Net income						177.1		177.1	—
Issuance of shares for employee stock plans and stock-based compensation			(1.0)	20.7	(32.7)			(12.0)
Amortization of restricted stock grants					8.4			8.4
Exercise of stock warrants	1.6	1.6			(1.6)			—
Tax benefit of employee stock plan transactions					0.3			0.3
Other comprehensive gain							18.7	18.7	—
Balance as of December 31, 2013	152.0	$152.0	10.9	$(232.2)	$508.0	$887.7	$(89.2)	$1,226.3	$—
See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Brazil through foreign subsidiaries and a joint venture. The principal customers for the Company’s building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America and South America, with sales to Asia, Australia and Europe.
See Note 26 below for further information regarding LP’s products and segments.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in this Note under the headings “Asset Impairments,” and “Other Operating Credits and Charges, Net” and in the Notes entitled “Income Taxes,” “Retirement Plans and Postretirement Benefits,” “Stockholders’ Equity,” “Other Operating Credits and Charges, Net,” “Gain (Loss) on Sale of and Impairment of Long-Lived Assets, Net,” “Contingencies” and "Acquisition of Peace Valley OSB."
Consolidation
The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent. LP’s equity in the income and losses of these investments is recorded in “Equity in loss of unconsolidated affiliates” on the Consolidated Statements of Income. See Note 8 for further discussion of these investments and advances. Where our ownership interest is less than 100 percent but more than 50 percent, the outside shareholders’ interests are shown as non-controlling interest. See Note 19 for further discussion of this investment.

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
LP also has a variable interest in its Abitibi-LP equity method investee but is not considered to be the primary beneficiary. See Note 8 for further information on this investment.

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

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2013	2012	2011
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$177.4	$29.5	$(175.7)
Loss from discontinued operations	(0.3)	(0.7)	(5.6)
Net income (loss)	$177.1	$28.8	$(181.3)
Denominator:
Basic—weighted average common shares outstanding	139.6	137.1	133.2
Dilutive effect of employee stock plans	2.5	2.3	—
Dilutive effect of stock warrants	2.2	3.2	—
Diluted shares outstanding	144.3	142.6	133.2
Basic earnings per share:
Income (loss) from continuing operations	$1.27	$0.22	$(1.32)
Loss from discontinued operations	—	(0.01)	(0.04)
Net income (loss) per share	$1.27	$0.21	$(1.36)
Diluted earnings per share:
Income (loss) from continuing operations	$1.23	$0.20	$(1.32)
Loss from discontinued operations	—	—	(0.04)
Net income (loss) per share	$1.23	$0.20	$(1.36)
Stock options, warrants and stock settled stock appreciation rights (SSARs) related to approximately 2.3 million and 5.3 million common shares were considered not in-the-money for purposes of LP's earnings per share calculation for the years ended December 31, 2013 and 2012. Stock options, warrants and stock settled stock appreciation rights (SSARs) related to approximately 7.1 million common shares for the year ended December 31, 2011 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position in continuing operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of money market investments with an initial maturity of three months or less. These investments are stated at cost, which approximates market value.
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
Timber and Timberlands
Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for Le Groupe Forex (Forex), Peace Valley OSB and the assets of Evans Forest Products. These licenses have a life of twenty to twenty-five years. These licenses are amortized on a straight-line basis over the life of the facilities. Cost of timber harvested also includes the amortization of the timber licenses. See Note 7 for further discussion.
Assets Held for Sale
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of December 31, 2013 and 2012, LP included two OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to estimated sales prices less estimated selling costs. During 2013, assets held for sale of $14.9 million were reclassified to assets held and used, due to a change in the plan of sale. The 2012 disclosure below was updated to reflect this change. The current book values of assets held for sale by category is as follows:

Dollar amounts in millions	December 31,
	2013	2012
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$6.9	$7.1
Buildings	6.2	7.8
Machinery and equipment	99.1	99.7
	112.2	114.6
Accumulated depreciation	(95.9)	(97.0)
Net property, plant and equipment	$16.3	$17.6
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
LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Capitalized interest totaled $1.6 million in 2013 and $0.2 million in 2012.
Potential Impairments
Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 3 for impairment charges recorded in the periods presented. See Note 17 for a discussion of charges in 2013, 2012 and 2011 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2013, the fair values of LP's facilities were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, it is possible that impairment charges will be required.
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

Derivative Financial Instruments
To reduce foreign currency exchange and interest rate risks, LP occasionally utilizes derivative financial instruments, which include forward exchange, options and futures contracts. For the years ended December 31, 2013, 2012 and 2011, LP did not enter into any material derivative financial contracts.
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
The functional currencies of LP’s Chilean, Brazilian and Peruvian subsidiaries are the Chilean peso, Brazilian real and Peruvian nuevo sol and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in “Accumulated comprehensive loss” in Stockholders’ equity.
Goodwill
Goodwill is tested for impairment on an annual basis, and when indicators of impairment are determined to exist. Impairment is evaluated by applying a fair value based test. Impairment losses would be recognized whenever the implied fair value of goodwill is less than its carrying value.
Intangible Assets
Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Impairment of the intangible asset is evaluated when factors indicate impairment may exist.
Restricted Cash
In accordance with LP’s credit facilities, discussed at Note 12, LP has established restricted cash accounts. As of December 31, 2013, a portion of the restricted cash secures outstanding letters of credit under LP’s U.S. and Canadian credit facilities.

Revenue Recognition
Revenue is recognized when customers receive products and title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2013, 2012 and 2011, LP's top ten customers accounted for approximately 44%, 46% and 48% of its sales. During 2012, Home Depot, Inc. accounted for more than 10% of its sales with no customers exceeding 10% in 2013 or 2011.
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
Deferred Debt Costs
Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). During 2013, $1.4 million and during 2012, $4.5 million of deferred debt costs were written off in association with the early debt extinguishment. LP amortized deferred debt costs of $1.4 million, $1.5 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011. See Note 11 for further discussion.
Other Operating Credits and Charges, Net
LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, prior year inventory profit adjustments, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2013, 2012 and 2011.
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
Present and Prospective Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income." The amendment does not change the current requirement for reporting net income or other comprehensive income in financial statements; however, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new disclosure requirements were effective for all periods beginning after December 15, 2012. The adoption of the amendments impacts presentation only and did not have an effect on LP’s financial condition, results of operations or cash flows. See Note 23 for further discussion.

2.	INVESTMENTS
Long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2013 and December 31, 2012:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Auction rate securities	$0.4	$3.3	$—	$3.7

Total marketable securities	$0.4	$3.3	$—	$3.7

December 31, 2012
Auction rate securities	$0.3	$1.7	$—	$2.0

Total marketable securities	$0.3	$1.7	$—	$2.0
As of December 31, 2013, LP had $3.7 million ($23.4 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates may be reset through a Dutch auction each month. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, bank trust preferred notes and other securities.
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
The contractual maturities of debt securities classified as available for sale at December 31, 2013 were as follows:

Dollar amounts in millions	2013
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due in more than one year	0.4	3.7
Total marketable securities	$0.4	$3.7
Proceeds from sales and maturities of investments for the year ended December 31, 2011, totaled $19.1 million. There were no purchases of short-term and long-term investments for the years ended December 31, 2013, 2012, and 2011. During 2013, 2012 and 2011, LP did not own any short-term investments. Net unrealized gains and losses on derivative instruments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ equity.
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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 is summarized in the following tables.

Dollar amounts in millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3.7	$—	$—	$3.7
Trading securities	2.0	2.0	—	—
Contingent consideration	3.8	—	—	3.8

Dollar amounts in millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$2.0	$—	$—	$2.0
Trading securities	1.7	1.7	—	—
Total	$3.7	$1.7	$—	$2.0
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2013 and 2012.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2011	$0.7	$—
Total realized/unrealized gains (losses)
Included in investment income	—	—
Included in other comprehensive income	1.3	—
Balance at December 31, 2012	$2.0	$—
Contingent consideration pursuant to business combination	$—	$24.3
Adjustment to contingent consideration fair value	—	(20.5)
Total realized/unrealized gains (losses)
Included in investment income	—	—
Included in other comprehensive income	1.7	—
Balance at December 31, 2013	$3.7	$3.8
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
LP reviews the carrying values of long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable (given assumptions on housing starts and growth rates) and exceeds estimated fair value.
During the year ended 2013, LP recognized a gain of $20.5 million as a fair value adjustment to the contingent consideration payable in connection with a business combination (see Note 24 for further discussion). The fair value of the contingent consideration was reduced during the year due to the decline in projected OSB prices as compared to the initial fair value which was established at the date of the acquisition. This reduction resulted in lowering the estimated payment obligation. The fair value adjustment is recorded in Other Operating Credits and Charges, Net

(see Note 16 for further discussion). This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration volatility of such projections.
During the year ended 2012, LP recognized an impairment charge of $4.4 million on an OSB mill in Quebec, Canada, held for sale based upon a change in the plan for its sale and to reduce its carrying value to estimated selling price less selling costs of $15.0 million. The valuation of the affected assets was determined using level two inputs under the market approach. During 2013, this mill was reclassified to held and used.
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
During the year ended December 31, 2011, LP recorded an impairment charge of $6.9 million on various assets held for sale to reduce their carrying value to the estimated sales price less estimated selling costs. The valuation of these assets was determined based upon level two inputs under the market approach. Also, LP recorded an impairment charge of $4.9 million on assets no longer used.

4.	RECEIVABLES
Receivables consist of the following:

	December 31,
Dollar amounts in millions	2013	2012
Trade receivables	$69.2	$76.0
Interest receivables	0.2	0.8
Income tax receivable	1.2	1.8
Other receivables	8.6	5.2
Allowance for doubtful accounts	(1.1)	(1.1)
	$78.1	$82.7

Other receivables at December 31, 2013 and 2012 primarily consist of receivables from joint ventures, accrued receivables, Canadian sales tax receivables and other items.

5.	INVENTORIES
Inventories consist of the following (work-in-process is not material):

	December 31,
Dollar amounts in millions	2013	2012
Logs	$48.2	$37.6
Other raw materials	20.6	17.7
Finished products	149.6	142.7
Supplies	7.3	12.8
LIFO reserve	(1.3)	(1.0)
Total	$224.4	$209.8

6.	NOTES RECEIVABLE FROM ASSET SALES
Notes receivable from asset sales are related to transactions that occurred during 1997, 1998 and 2003. The 1997 and 1998 notes receivable provide collateral for LP’s limited recourse notes payable and the 2003 notes receivable provide collateral for LP’s non-recourse notes payable (see Note 12). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2013	December 31,
		2013	2012
Notes receivable (secured), maturing 2018, interest rates fixed	7.3%	22.2	113.6
Notes receivable (secured), maturing 2018, interest rate variable		410.0	410.0
Total		432.2	523.6
Current portion		—	91.4
Long-term portion		$432.2	$432.2
The weighted average interest rate for all notes receivable from asset sales at December 31, 2013 and 2012 was approximately 0.8% and 2.0%. The remaining notes of $432.2 million mature in 2018. LP estimates that the fair value of these notes at December 31, 2013 and 2012 was approximately $438.0 million and $531.9 million.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the year ended December 31, 2013 are provided in the following table:

Dollar amounts in millions	2013
Beginning balance, December 31, 2012	$—
Additions	9.7
Total goodwill	$9.7

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

	December 31,
Dollar amounts in millions	2013	2012
Timber licenses (recorded as part of Timber and Timberlands)	$68.2	$36.6
Customer relationships, net of amortization	—	0.5
Other	0.1	0.1
Total	$68.3	$37.2

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for Le Groupe Forex (Forex), Peace Valley OSB and the assets of Evans Forest Products. The initial value of these licenses was $111.8 million and are amortized over the estimated useful life of twenty to twenty-five years.

Customer relationships are amortized on a straight line basis over the estimated period of economic benefit, generally five years. Initial value of these relationships was deemed to be $3.9 million.

Amortization of the above intangible asset over the next five years is as follows:

Dollar amounts in millions
Year ended December 31,
2014	$3.5
2015	3.5
2016	4.2
2017	4.2
2018	4.2

8.	INVESTMENTS IN AND ADVANCES TO AFFILIATES
At December 31, 2013, LP has an investment in a joint venture with Resolute Forest Products (formerly Abitibi-Bowater) to operate jointly owned I-Joist facilities in Quebec. Each partner owns 50% of the venture. In 2013, LP acquired full ownership of the Peace Valley OSB joint venture (formerly referred to as Canfor-LP) in which LP previously maintained a 50% interest (see Note 24 for further information). Additionally, during 2013, LP sold its equity investment in U.S. Greenfiber, which resulted in a gain of $1.2 million.
The remaining investment does not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements; however based upon the aggregation requirements under S-X, aggregated summarized financial information (including net sales and net income information for entities no longer held) is required as follows:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Net sales	$230.5	$238.9	$188.6
Net income (loss)	$23.8	$3.4	$(53.7)

	As of December 31,
	2013	2012
Current assets	$15.2	$54.5
Long term assets	1.2	146.8
Total assets	$16.4	$201.3

Total liabilities	$10.0	$41.4
Equity	6.4	159.9
Total liabilities and equity	$16.4	$201.3

LP sells products and raw materials and purchases products for resale from Abitibi-LP and previously purchased OSB from Canfor - LP prior to the acquisition on May 31, 2013. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interests. For the years ended December 31, 2013, 2012 and 2011, LP sold $13.7 million, $8.7 million and $6.0 million of products to Abitibi-LP and purchased $52.0 million, $37.9 million and $33.6 million of I-joists from Abitibi-LP. LP purchased $98.2 million, $148.0 million and $92.9 million from Canfor-LP during the years ended December 31, 2013, 2012 and 2011. Included in LP’s Consolidated Balance Sheets at December 31, 2013 and 2012 are $0.8 million and $1.4 million in accounts receivable and $6.7 million in accounts payable for 2012 from from these affiliates.

During the year ended December 31, 2011, LP was required to record an other than temporary impairment of its equity investment in U.S. Greenfiber as LP's current book value exceed the enterprise (fair) value of the investment by $14.8 million.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2013	2012
Accounts payable	$83.1	$71.1
Salaries and wages payable	43.3	32.9
Taxes other than income taxes	2.1	5.0
Current portion of warranty reserves	12.0	12.0
Accrued interest	2.5	2.5
Contingent consideration	2.1	—
Accrued rebates	9.1	8.7
Other accrued liabilities	7.7	7.3
Total Accounts payable and accrued liabilities	$161.9	$139.5
Other accrued liabilities at December 31, 2013 and 2012 primarily consist of accrued rent, current portion of worker compensation liabilities and other items. Additionally, included in accounts payable is $6.4 million related to capital expenditures that had not yet been paid as of December 31, 2013.

10.	INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Domestic	$134.0	$31.0	$(155.0)
Foreign	84.5	5.5	(61.6)
Total	$218.5	$36.5	$(216.6)

The following presents the components of LP’s income tax provision (benefit) from continuing operations.

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Current tax provision (benefit):
U.S. federal	$1.3	$12.6	$(2.9)
State and local	1.2	0.6	(1.3)
Foreign	3.3	0.9	(8.6)
Net current tax provision (benefit)	5.8	14.1	(12.8)
Deferred tax provision (benefit):
U.S. federal	44.6	(7.3)	(39.7)
State and local	2.5	—	(6.1)
Foreign	13.4	(0.3)	(11.4)
Net valuation allowance increase (decrease)	(25.2)	0.5	28.9
Net deferred tax benefit	35.3	(7.1)	(28.3)
Total income tax provision (benefit)	$41.1	$7.0	$(41.1)
LP received income tax refunds during 2013, 2012 and 2011 of $0.9 million, $1.9 million and $25.8 million and paid cash taxes of $6.8 million, $1.6 million and $0.8 million. Included in the Consolidated Balance Sheet at December 31, 2013 and 2012 are income tax receivables of $1.2 million and $1.8 million.
The income tax effects of LP’s share of the income or loss of U.S. GreenFiber and Canfor-LP OSB Limited Partnership in 2013, 2012 and 2011 are recorded in “Provision (benefit) for income taxes” on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in “Equity in (income) loss of unconsolidated affiliates”.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2013	2012
Property, plant and equipment	$178.9	$148.5
Timber and timberlands	10.5	10.4
Inventories	(8.1)	(6.9)
Accrued liabilities	(70.0)	(78.9)
Benefit of capital loss and NOL carryovers	(97.1)	(187.0)
Benefit of federal & state tax credit carryovers	(14.9)	(13.2)
Installment sale gain deferral	129.9	163.0
Market value write down of ARS	(8.9)	(8.9)
Other	(6.0)	(1.4)
Valuation allowance	23.5	50.7
Net deferred tax liabilities	$137.8	$76.3
Balance sheet classification
Current deferred tax asset	$(50.9)	$(12.3)
Long-term deferred tax asset	—	(5.0)
Long-term deferred tax liability	188.7	93.6
	$137.8	$76.3
The $97.1 million of benefit relating to capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2013 consists of $3.4 million for federal NOL carryovers which will begin to expire in 2031, $30.5 million (net of federal taxes) for state NOL carryovers and $0.8 million for state capital losses which will expire in various years 2014 through 2032, $50.5 million for Canadian NOL carryovers which will expire starting in 2029 and $11.9 million for Canadian capital loss carryovers which may be carried forward indefinitely. At December 31, 2013, LP has recorded valuation allowances of $8.8 million related to state NOL carryover benefit; $0.8 million related to state capital loss carryover; $11.9 million against the Canadian capital loss benefit; $0.9 million against the state tax credit carryovers and $1.1 million related to other items.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that their realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carry forwards. In 2013 we reversed the valuation allowance that had been previously recorded primarily against our state and Canadian deferred tax assets by approximately $22.1 million based on current operating results and an increase in deferred tax liabilities. Additionally, in the fourth quarter we reduced the valuation allowance by $5.1 million based on recent positive earnings history and trends and generally improving economic conditions. If future years’ earnings differs from the estimates used to establish these valuation allowances, LP may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
As a result of certain realization requirements of ASC 718 Compensation -- Stock Compensation, the table of deferred tax assets and liabilities shown above does not include $13.2 million and $3.7 million of deferred tax assets as of December 31, 2013 and December 31, 2012 that arose directly from tax deductions related to amounts of equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized. In 2013 and 2011, LP recognized a current tax benefit of $0.3 million and a current tax cost of $0.6 million as adjustments to additional paid in capital arising from tax deductions for equity compensation that were more or less than the compensation recognized for financial reporting.

U.S. taxes have not been provided on approximately $47.2 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Determination of the amount of any unrecognized income tax liability on this temporary difference is not practical because of the complexities of the hypothetical calculation. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates on continuing operations:

	Year ended December 31,
	2013	2012	2011
U.S. Federal tax rate	35%	35%	(35)%
State and local income taxes	2	2	(3)
Adjustments to previously recorded deferred tax liabilities	—	(12)	—
Uncertain tax positions	—	(1)	5
Effect of foreign tax rates	(3)	(1)	2
Effect of foreign exchange on functional currencies	(3)	(2)	(2)
Valuation allowance	(12)	1	13
Other, net	—	(3)	1
Effective tax rate (%)	19%	19%	(19)%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 through 2009 for which field work has been completed. LP has protested certain proposed adjustments and requested review by the IRS Appeals Office. During 2013, LP deposited $17.1 million with the IRS to suspend the accrual of interest pending the resolution of this matter. The deposit is included within Other assets on the Consolidated Balance Sheet. All U.S. federal audits of prior years have been completed. During 2013, LP settled all of its open state income tax audits and remains subject to various state and local income tax examinations for the tax years 2007 through 2012. Canadian federal income tax years are closed 2008 and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2011 and 2012 is currently under review. During 2012, the Chilean Tax Office initiated an audit of the 2011 tax year.
On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years.  We have considered the effect of these tax law changes to our deferred tax assets and liabilities and do not expect their implementation to have a material impact on our consolidated financial statements.

In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31,
Dollar amounts in millions	2013	2012	2011
Beginning balance	$49.9	$23.5	$11.3
Increases:
Tax positions taken in current year	—	0.1	—
Tax positions taken in prior years	0.4	33.9	12.9
Decreases:
Tax positions taken in current year	—	—	(0.3)
Tax positions taken in prior years	—	(7.4)	(0.2)
Settlements during the year	—	(0.2)	(0.2)
Lapse of statute in current year	(1.4)	—	—
Ending balance	$48.9	$49.9	$23.5
Included in the above balances at December 31, 2013 and 2012 is $12.8 million and $11.9 million of tax benefits that, if recognized, would affect LP’s effective tax rate. LP accrued interest of $0.2 million and $1.8 million during 2013 and 2012, and in total LP has recognized a liability of $5.7 million and $5.5 million for accrued interest related to its uncertain tax positions as of December 31, 2013 and 2012. LP's conference with the IRS Appeals office is scheduled for the first half of 2014. While outcomes and timing cannot be predicted, it is possible that unrecognized tax benefits of up to $42.8 million, primarily related to the timing of fixed asset recovery, could change significantly as a result of these conferences during the next twelve months.

11.	NON-OPERATING INCOME (EXPENSE)
Included in LP’s Consolidated Statements of Income is non-operating income of $3.8 million for the year ended December 31, 2013, and non-operating expense of $69.4 million and $44.0 million for the years ended December 31, 2012 and 2011. This income (expense) is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Interest expense	$(36.2)	$(48.0)	$(54.4)
Amortization of debt charges	(1.4)	(1.5)	(2.6)
Capitalized interest	1.6	0.2	0.1
Interest expense, net of capitalized interest	(36.0)	(49.3)	(56.9)
Investment income	9.4	13.0	13.3
Realized gains from the sales of investments	—	—	15.2
SERP market adjustments	0.9	1.8	0.2
Investment income	10.3	14.8	28.7
Other than temporary impairment	—	—	(14.8)
Foreign currency losses	(5.3)	(2.7)	(1.0)
Gain on settlement of litigation related to ARS	—	20.0	—
Gain on acquisition	35.9	—	—
Gain on the sale of joint venture	1.2	—	—
Early debt extinguishment	(2.3)	(52.2)	—
Other non-operating income (expense)	29.5	(34.9)	(1.0)
Total non-operating income (expense)	$3.8	$(69.4)	$(44.0)

For the year ended December 31, 2013, LP recognized a gain of $35.9 million from the acquisition of the remaining 50% ownership of the Peace Valley OSB joint venture and a gain of $1.2 million from the sale of the U.S. GreenFiber joint venture.
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

12.	LONG-TERM DEBT

	Interest Rate 2013	December 31,
Dollar amounts in millions		2013	2012
Debentures:
Senior unsecured notes, maturing 2020, interest rates fixed	7.5%	$350.0	$350.0
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	15.7	39.3
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	8.0	10.0
Limited recourse notes payable:
Senior notes, payable 2018, interest rates fixed	7.3%	22.0	112.0
Other financing:
Non-recourse notes payable 2018, interest rates variable	0.2%	368.7	368.7
Other		0.6	0.5
Total		765.0	880.5
Less: current portion		(2.3)	(97.8)
Net long-term portion		$762.7	$782.7

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $23 million and $114 million at December 31, 2013 and 2012. LP estimated the senior unsecured notes maturing in 2020 to have a fair value of $390 million at December 31, 2013 and $397 million at December 31, 2012 based upon market quotations. LP believes the carrying amounts of the Chilean term credit facility as well as the Brazil export facility approximates fair market value based upon current interest rates with similar remaining maturities.
LP issued $348.6 million of senior notes in June 1998 in a private placement to institutional investors. The remaining $22.0 million of notes mature in 2018. A principal payment of $90.0 million was made on the notes during 2013. The notes are secured by $22.2 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, LP would be liable to pay only 10% of the indebtedness represented by the notes payable.
LP issued $368.7 million of non-recourse notes in 2003 in a private placement to unrelated third parties. The notes mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410.0 million in notes receivable from assets sales. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized, under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principle amount of the notes receivable.

In December 2013, LP entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2013, no revolving borrowings had been made under the credit facility.

Certain of LP’s existing and future wholly owned domestic subsidiaries guaranty LP’s obligations under the credit facility. Subject to certain limited exceptions, obligations under the credit facility are secured by a lien on substantially all of the personal property of LP and its subsidiaries that are guarantors under the credit facility.

Revolving borrowings under the credit agreement accrue interest, at the Company’s option, at either a “base rate” plus a margin of 0.75% to 2.50% or LIBOR plus a margin of 1.75% to 3.50%. The credit agreement also includes an unused commitment fee, due quarterly, ranging from 0.30% to 0.625%. The applicable margins and fees within these ranges are based on the Company’s ratio of consolidated EBITDA to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (b) the U.S. prime rate, and (iii) one month LIBOR plus 1.0%.

The credit agreement contains various restrictive covenants and customary events of default. The credit agreement also contains financial covenants that require the Company and its consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least (a) $350,000,000 until closing of the the Company’s acquisition of Ainsworth Lumber Co. Ltd. and (b) $250,000,000 thereafter, in each case calculated in the manner specified in the credit agreement. As of December 31, 2013, we were in compliance with all financial covenants under the credit agreement.
In December 2009, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan will be repaid in 16 semi-annual principal payments that began in June 2012 and end in December 2019. The loan bears interest at UF plus 3.90% per annum, and is partially secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of LP’s obligations to repay the indebtedness outstanding. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates, the UF or principal payments. LP made principal payments of $21.0 million during 2013 which included a scheduled payment of $2.6 million and an optional prepayment of $18.4 million. The impact of foreign currency exchange rates in 2013 was $2.8 million which was offset by a UF change of $0.3 million. LP made principal payments of $5.5 million during 2012 which was offset by a UF change of $1.0 million plus the impact of foreign currency exchange rates of $3.2 million.
In August 2011, LP entered into an export financing loan agreement with a Brazilian bank. This loan is to be repaid in 10 equal semi-annual payments that began in January 2013 and end in July 2017. During 2013, LP made principal payments of $2.0 million.

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

The weighted average interest rate for all long-term debt at December 31, 2013 and 2012 was approximately 3.9 percent and 4.2 percent. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2014	$2.3
2015	2.2
2016	2.1
2017	7.2
2018	396.0
2019 and after	355.2
Total	$765.0
Cash paid during 2013, 2012 and 2011 for interest (net of capitalized interest) was $35.0 million, $50.1 million and $56.6 million.

13.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
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
LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2013 and 2012, the trust assets were valued at $9.7 million and $8.8 million and are included in “Other assets” on the Consolidated Balance Sheets. LP did not contribute to this trust in 2013 or 2012. During the year ended December 31, 2012, LP paid its retiring CEO his accumulated SERP liability of $10.4 million through the use of the assets included in the grantor trust. In connection with this distribution, LP recorded a plan settlement charge of $2.2 million.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Service cost	$3.4	$3.7	$2.9
Interest cost	12.7	14.6	15.9
Expected return on plan assets	(16.5)	(16.8)	(18.2)
Amortization of prior service cost and net transition asset	0.3	0.3	0.3
Amortization of net actuarial loss	7.3	6.6	4.6
Net periodic pension cost	$7.2	$8.4	$5.5
Loss (gain) due to settlement	$—	$2.2	$—
Discount rate	3.80%	4.41%	5.12%
Rate of compensation increase	0.7%	0.7%	0.6%
Expected return on plan assets	6.64%	6.87%	7.04%
Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Net actuarial (gain) loss	$(35.9)	$11.3	$43.2
Amortization of net actuarial loss	(7.3)	(6.6)	(4.6)
Amortization of prior service cost	(0.3)	(0.3)	(0.3)
Settlement	—	(2.2)	—
Foreign exchange rate changes	0.2	—	(0.1)
Total recognized in OCI	$(43.3)	$2.2	$38.2

LP calculates the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. As of January 1, 2010 LP froze future contribution credits a to its qualified U.S. defined benefit pension plans. LP recognized settlement charges of $2.2 million during 2012, related to the LP SERP pension plan associated with the retirement of LP's previous CEO.
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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2013	2012
Change in benefit obligation:
Beginning of year balance	$352.0	$339.3
Service cost	3.4	3.7
Interest cost	12.7	14.6
Actuarial (gain)/loss	(24.1)	23.1
Transfers in	0.3	—
Curtailments/settlements	—	(2.2)
Foreign exchange rate changes	(3.6)	1.3
Benefits paid	(18.6)	(27.8)
End of year balance	$322.1	$352.0
Change in assets (fair value):
Beginning of year balance	$259.3	$247.1
Actual return on plan assets	28.3	26.4
Employer contribution	4.2	12.6
Transfers in	0.3	—
Foreign exchange rate changes	(3.2)	1.0
Benefits paid	(18.6)	(27.8)
End of year balance	$270.3	$259.3
Funded status	$(51.8)	$(92.7)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	4.58%	3.78%
Rate of compensation increase	0.63%	0.64%
The table above reflects contributions for December 31, 2012 which include the $10.4 million of assets used from the guarantor fund in payment of the SERP liability related to the retirement of LP's former CEO during 2012 as noted above.

The amounts recognized in LP’s Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2013	2012
Noncurrent pension assets, included in “Other assets”	$0.6	$0.4
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(0.2)	(0.2)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(52.2)	(92.9)
Total	$(51.8)	$(92.7)
Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$112.1	$156.0
Prior service cost	0.1	0.4
Total	$112.2	$156.4
The total accumulated benefit obligation for all pension plans as of December 31, 2013 and 2012 was $317.7 million and $346.0 million.
The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $304.7 million and $256.7 million at December 31, 2013 and $331.7 million and $244.6 million at December 31, 2012. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $309.0 million and $256.7 million at December 31, 2013 and $337.7 million and $244.6 million at December 31, 2012.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2014 is:

Dollar amounts in millions
Net actuarial loss	$5.6
Prior service cost	—
Total	$5.6
LP expects to contribute $2.0 million to $5.0 million to its pension plans in 2014.
The benefits expected to be paid from the benefit plans, which reflect expected future service, are as follows:

Dollar amounts in millions
Year
2014	$18.8
2015	19.4
2016	28.3
2017	22.8
2018	19.6
2019 – 2023	108.9
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

Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2013	Actual Allocation
		2013	2012
Asset category
Equity securities	49.1%	46.4%	36.4%
Debt securities	24.9	36.8	37.8
Real estate	8.0	6.2	5.8
Other, including cash and cash equivalents	18.0	10.6	20.0
Total	100.0%	100.0%	100.0%
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

The fair value of LP’s pension plan assets at December 31, 2013 and December 31, 2012, fair value asset categories and the level of inputs as defined in Note 3 are as follows:

Dollar amounts in millions Asset Category	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$83.0	$68.8	$14.2	$—
International stock funds	42.4	14.4	28.0	—
Fixed income investment funds:(b)
Domestic bond funds	54.4	54.4	—	—
International bond funds	34.2	—	34.2	—
Diversified real asset funds	11.1	11.1	—	—
Real estate funds(c)	16.5	—	—	16.5
Multi-strategy funds(d)	25.2	—	—	25.2
Cash & cash equivalents	3.5	—	3.5	—
Total	$270.3	$148.7	$79.9	$41.7
  _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	Real estate investments are primarily invested in U.S. commercial real estate.

(d)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.

Dollar amounts in millions Asset Category	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$54.6	$25.0	$29.6	$—
International stock funds	39.6	12.1	27.5	—
Fixed income investment funds:(b)
Domestic bond funds	52.2	52.2	—	—
International bond funds	34.0	—	34.0	—
Diversified real asset funds	11.8	11.8	—	—
Real estate funds(c)	15.2	—	—	15.2
Multi-strategy funds(d)	49.5	—	—	49.5
Cash & cash equivalents	2.4	—	2.4	—
Total	$259.3	$101.1	$93.5	$64.7
 _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	Real estate investments are primarily invested in U.S. commercial real estate.

(d)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.
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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds	Real Estate	Total
Balance at January 1, 2012	$46.4	$14.5	$60.9
Total unrealized gains (losses)	3.1	1.0	4.1
Net income	—	(0.3)	(0.3)
Management fees	—	—	—
Balance at December 31, 2012	$49.5	$15.2	$64.7

Total unrealized gains (losses)	$5.5	$1.3	$6.8
Net income	—	0.1	0.1
Contribution (Redemption)	(29.4)	—	(29.4)
Management fees	(0.4)	(0.1)	(0.5)
Balance at December 31, 2013	$25.2	$16.5	$41.7
Defined Contribution Plans
LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 2.6 million shares of LP common stock that represented approximately 15.4% of the total market value of plan assets at December 31, 2013.
In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).
Expenses related to defined contribution plans and the multiemployer plan in 2013, 2012 and 2011 were $8.3 million, $5.2 million and $5.5 million.
Other Benefit Plans
LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2013 and 2012 was $8.2 million and $9.7 million. Net expense related to these plans was not significant in 2013 or 2012.
Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $1.9 million and $1.5 million at December 31, 2013 and December 31, 2012 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

14.    STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2013, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior

Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.
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
Warrants
During 2009, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the years ended December 31, 2013 and December 31, 2012, warrant exercises resulted in the issuances of 1,621,362 and 605,798 shares. At December 31, 2013, the remaining outstanding warrants were exercisable to purchase approximately 1,462,119 shares. The warrants (at date of grant) were valued based upon Black-Scholes option pricing model using expected stock price volatility of 53%; no expected dividends; risk-free interest rate of 2.6%; and an expected life of 8 years, which resulted in a fair value per share of $0.72.
Common Stock Plans
At December 31, 2013, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $8.8 million for the year ended December 31, 2013; $8.4 million for the year ended December 31, 2012 and $7.8 million for the year ended December 31, 2011.
LP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2013, 2012 and 2011 based on its historical experience during the preceding three years.

Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled appreciation rights (SSARs) to key employees and directors. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. For directors, these options become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At December 31, 2013, 5.6 million shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2013	2012	2011
Expected stock price volatility	69%	64%	64%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.9%	0.7%	2.1%
Expected life of options (in years)	5.0 years	5.1 years	5.2 years
Weighted average fair value of options and SSARs granted	$11.68	$4.75	$5.59
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

The following table summarizes stock options and SSARs outstanding as of December 31, 2013 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2011	7,580	$13.10
Options granted	834	$10.06
Options exercised	(18)	$4.93
Options canceled	(81)	$15.88
Options outstanding at December 31, 2011	8,315	$12.78
Options granted	971	$8.85
Options exercised	(751)	$6.24
Options canceled	(60)	$16.69
Options outstanding at December 31, 2012	8,475	$12.88
Options granted	343	$20.49
Options exercised	(1,861)	$9.06
Options canceled	(20)	$22.23
Options outstanding at December 31, 2013	6,937	$14.26	4.9	$41.9
Vested and expected to vest at December 31, 2013(1)	6,590	$—	—	$39.8
Options exercisable at December 31, 2013	5,716	$14.67	4.3	$33.6
 _______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2013. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.
As of December 31, 2013, there was $4.1 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.2 years. LP recognized $3.4 million, $3.7 million and $3.9 million in compensation expense associated with these awards for the years ended December 31, 2013, 2012 and 2011.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2013, 2012 and 2011 of $2.7 million, $2.3 million and $2.3 million. As of December 31, 2013, there was $3.1 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 0.9 years.

The following table summarizes incentive share awards outstanding as of December 31, 2013 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2011	955,936
Incentive shares awards granted	336,816
Incentive share awards vested	(121,500)
Incentive share awards canceled	(58,384)
Incentive share awards outstanding at December 31, 2011	1,112,868
Incentive shares awards granted	330,426
Incentive share awards vested	(407,909)
Incentive share awards canceled	(74,997)
Incentive share awards outstanding at December 31, 2012	960,388
Incentive shares awards granted	166,474
Incentive share awards vested	(350,107)
Incentive share awards canceled	(24,160)
Incentive share awards outstanding at December 31, 2013	752,595	0.9	$13.9
Vested and expected to vest at December 31, 2013(1)	714,965	0.9	$13.2
Incentive share awards exercisable at December 31, 2013	—	—	—
 _______________

(1)	Incentive shares expected to vest based upon historical forfeitures rate
Restricted Stock
LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2013, there was $2.4 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next year.

The following table summarizes restricted stock awards outstanding as of December 31, 2013 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2011	867,413	$6.72
Restricted stock awards granted	149,239	10.14
Restrictions lapsing	(179,775)	15.60
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2011	836,877	5.42
Restricted stock awards granted	202,009	8.85
Restrictions lapsing	(413,837)	2.50
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2012	625,049	8.46
Restricted stock awards granted	108,174	20.49
Restrictions lapsing	(221,138)	7.37
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2013	512,085	$11.48
LP recorded compensation expense related to these awards in 2013, 2012 and 2011 of $2.1 million, $1.8 million, and $1.5 million.
Performance Share Awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. This award was granted pursuant to the terms of LP's 1997 Incentive Stock Award Plan. If pre-determined market-based performance goals are met, shares of LP's stock will be issued to Mr. Stevens based upon a pre-determined vesting schedule based upon the required service periods. The fair market value of this award was determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of certain performance goals. LP recorded compensation expense related to these awards of $0.3 million in 2013. As of December 31, 2013, there was $0.8 million of total unrecognized compensation expense related to this award. This expense will be recognized over the next 2.3 years.
Phantom Stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan, phantom stock units are no longer granted to directors. The awards are considered liability awards. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of December 31, 2013, LP had phantom stock units covering 75,816 shares outstanding under this program. LP recorded compensation expense related to these awards of $0.3 million in 2013.

15.    ASSET RETIREMENT OBLIGATIONS
The activity in LP’s asset retirement obligation liability for 2013 and 2012 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Dollar amounts in millions	Year ended December 31,
	2013	2012
Beginning balance	$8.3	$7.4
Accretion expense	0.7	0.8
Accrued to expense during the year	—	0.5
Payments made	(0.5)	(0.4)
Translation	(0.2)	—
Ending balance	$8.3	$8.3

16.    OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2013	2012	2011
Adjustment related to a change in inventory convention for spare parts	$(4.8)	$—	$—
Adjustment related to prior year inventory	(1.6)	(1.5)	—
Adjustment related to prior year depreciation	(1.6)	—	—
Refundable value added tax receivable	1.4	—	—
Insurance recovery	1.9	—	—
Contingent consideration fair value adjustment	20.5	—	—
Addition to workers compensation reserves	(1.0)	—	—
Adjustments to retirement accounts	—	(3.8)	—
Reductions, net of additions, to product related contingency reserves	—	5.0	11.5
Adjustment to product related warranty reserves	(17.7)	1.8	0.4
Additions to environmental related contingency reserves	(1.0)	—	(0.9)
Timber related reserves	—	0.8	1.5
Other	0.1	0.6	(1.3)
	$(3.8)	$2.9	$11.2
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	$(1.8)	$—	$—
Addition to contingency reserves	$(0.9)	$—	$—
	$(2.7)	$—	$—
2013
During 2013, LP recorded a $3.8 million loss in "Other operating credits and charges, net". The components of the net charges include:

•	a loss of $4.8 million related to a change in inventory convention for spare parts;

•	a loss of $1.6 million related to a prior year inventory adjustment;

•	a loss of $1.6 million related to a correction of prior years depreciation amounts associated with LP's South American operations.

•	a loss of $17.7 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period.

•	a gain of $1.4 million related to value added taxes.

•	a gain of $1.9 million related to proceeds received from insurance claims associated with an OSB mill in Canada and and earthquake in Chile.

•
a gain of $20.5 million in relation to the fair market value adjustment of the contingent consideration payable in connection with a business combination. See Note 3 and Note 24 for additional discussions on fair value measurements and the acquisition of Peace Valley OSB.

•	a loss of $1.0 million associated with a workers compensation reserve adjustment at an OSB mill.

•	a loss of $1.0 million related to an increase in environmental reserves associated with a previously owned plywood mill.

Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a charge of $1.8 million associated with a valuation allowance on the joint venture's books associated with deferred tax assets as well as a loss of $0.9 million associated with the recording of a contingent liability from past years.

2012
During 2012, LP recorded a $2.9 million gain in “Other operating credits and charges, net”. The components of the net credits include:

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

Severance
Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

Dollar amounts in millions	Year ended December 31,
	2013	2012	2011
Beginning balance	$0.7	$1.5	$0.6
Charged to expense, continuing operations	0.8	1.0	1.9
Payments	(0.8)	(1.8)	(1.0)
Ending balance	$0.7	$0.7	$1.5
The balance of the accrued severance is included in “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets. The balance as of December 31, 2013 is payable under contract through 2013. For the year ended December 31, 2013, severance expense is primarily related to OSB segment or general and corporate expenses.

17.    LOSS ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS
The major components of “Loss on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2013	2012	2011
Impairment charges on long-lived assets	$(0.1)	$(4.4)	$(74.0)
Gain (loss) on sale of other long-lived assets	(0.1)	(0.5)	0.1
	$(0.2)	$(4.9)	$(73.9)
2013
During 2013, LP recorded a loss on sale of and impairment of long-lived assets of $0.2 million. This net loss includes the following items:

•	a loss of $0.1 million related to the impairment of an asset associated with a siding facility in Roaring River, NC; and

•	a loss of $0.1 million associated with the sales of various assets.
2012
During 2012, LP recorded a loss on sale of and impairment of long-lived assets of $4.9 million. This net loss includes the following items:

•
a $4.4 million charge related to the impairment of assets associated with an OSB mill in Quebec, Canada, included in assets held for sale, based upon a change in the plan of their sale of various assets held for sale to reduce their carrying value to the estimated selling price less selling costs.

2011
During 2011, LP recorded a loss on sale of and impairment of long-lived assets of $73.9 million. This net loss includes the following items:

•	a loss of $62.0 million associated with the impairment review of its LSL facility in Houlton, Maine;

•	a loss of $12.0 million associated with assets held and used or held for sale; and

•	a gain of $0.1 million associated with the sale of non-operating sites.

18.    CONTINGENCIES
LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2013	2012
Environmental reserves	$14.9	$14.1
Hardboard siding reserves	0.4	0.7
Total contingencies	15.3	14.8
Current portion	(2.0)	(2.0)
Long-term portion	$13.3	$12.8
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
In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $2.1 million of costs, relating to three sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

•
Approximately $2.7 million of costs, related to two transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

•	Approximately $0.4 million of costs, related to one site undergoing cleanup pursuant to federal or state environmental laws, where multiple parties are involved.
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
The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Beginning balance	$14.1	$15.0	$14.3
Adjusted to expense (income) during the year	1.3	0.7	1.5
Payments made for claims	(0.5)	—	—
Payments made for administrative costs	—	(1.6)	(0.8)
Ending balance	$14.9	$14.1	$15.0
During 2013, 2012 and 2011, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs and environmental settlements.

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
During 2011, LP increased its reserves in connection with this class action settlement. The additional reserves reflect revised estimates of undiscounted future claim payments and related administrative costs. During 2012 and 2013, LP decreased its reserves in connection with this settlement due to reductions in claims activity. LP believes that the reserve balance at December 31, 2013 will be adequate to cover future payments to claimants and related administrative costs. However, it is possible that additional charges may be required in the future.

The activity in the portion of LP’s loss contingency reserves relating to hardboard siding contingencies for the last three years is summarized in the following table. Included in this table for 2013 and 2012 are reimbursements received by LP from an insurance company for a portion of the claims payments and administrative costs covered under a court judgment related to production and sales of the specific products for specific years.

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Beginning balance	$0.7	$6.2	$17.8
Accrued (reversed) to expense	—	(5.0)	(10.7)
Claims reimbursement	—	—	0.6
Payments made for claims	(0.2)	(0.4)	(1.1)
Payments made for administrative costs	(0.1)	(0.1)	(0.4)
Ending balance	$0.4	$0.7	$6.2
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
At December 31, 2013, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2014	$2.6
2015	2.5
2016	2.1
2017	1.7
2018	1.7
2019 and thereafter	6.1
Total	$16.7
As of December 31, 2013, LP has entered into non-cancelable subleases for a portion of its corporate headquarters in Nashville, Tennessee. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $0.7 million (in total for all years) due in the future. Rental expense for operating leases amounted to $9.2 million, $8.3 million and $9.5 million in 2013, 2012 and 2011.

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

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
Beginning balance	$21.4	$30.3	$29.5
Accrued to expense during the year	2.7	4.5	13.7
Credited to other operating credits and charges	17.7	(1.8)	—
Payments made	(12.5)	(11.6)	(12.9)
Total warranty reserves	29.3	21.4	30.3
Current portion	(12.0)	(12.0)	(12.0)
Long term portion	$17.3	$9.4	$18.3
The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.
During 2013, LP increased the warranty reserve associated with CanExel products sold in certain geographic areas by $17.7 million. The changes to the reserve reflected revised estimates of future claims.
During 2012, LP increased the warranty reserve related to its discontinued vinyl siding products by $3.6 million. The change to the reserve reflected revised estimates of future claims.

LP increased the warranty reserves related to discontinued composite decking products by $2 million in 2013 and $12 million in 2011. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, LP established a voluntary recall of the affected decking. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for these products. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 18) and believe as of December 31, 2013 that the reserves associated with these matters are adequate.
LP believes that the warranty reserve balances at December 31, 2013 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.

22.    DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Dollar amounts in millions	2013	2012	2011
Sales	$16.0	$25.0	$28.3
Operating profit	(0.4)	(1.1)	(8.6)
During 2013, LP sold its moulding operations and recognized a gain of $1.7 million on the sale. Included in the operating losses of discontinued operations for the year ended December 31, 2013 is an increase in warranty reserve of $2.0 million associated with discontinued composite decking products.
Included in the operating losses of discontinued operations for the year ended December 31, 2012 is an increase in warranty reserves of $3.6 million associated with products previously discontinued based upon significant increases in warranty claim activity during the year ended December 31, 2012.
Included in the operating losses of discontinued operations for the year ended December 31, 2011 is an increase in warranty reserves of $12.0 million associated with products previously discontinued based upon significant increases in recent warranty claim activity.

23.    ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension and post retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table for the years ended December 31, 2013, 2012 and 2011.

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at January 1, 2011	$(0.4)	$(73.2)	$(0.3)	$6.5	$(2.2)	$(69.6)
Other comprehensive income before reclassifications	(7.8)	(19.2)	0.7	(6.3)	(0.4)	(33.0)
Amounts reclassified from accumulated comprehensive income	—	(3.6)	—	—	—	(3.6)
Net current-period other comprehensive income	(7.8)	(22.8)	0.7	(6.3)	(0.4)	(36.6)
Balance at December 31, 2011	(8.2)	(96.0)	0.4	0.2	(2.6)	(106.2)
Other comprehensive income before reclassifications	0.6	2.4	(0.7)	0.8	0.6	3.7
Amounts reclassified from accumulated comprehensive income	—	(5.4)	—	—	—	(5.4)
Net current-period other comprehensive income	0.6	(3.0)	(0.7)	0.8	0.6	(1.7)
Balance at December 31, 2012	(7.6)	(99.0)	(0.3)	1.0	(2.0)	(107.9)
Other comprehensive income before reclassifications	(11.6)	33.3	0.3	1.0	0.3	23.3
Amounts reclassified from accumulated comprehensive income	—	(4.6)	—	—	—	(4.6)
Net current-period other comprehensive income	(11.6)	28.7	0.3	1.0	0.3	18.7
Balance at December 31, 2013	$(19.2)	$(70.3)	$—	$2.0	$(1.7)	$(89.2)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive income
Components of Other Comprehensive Income	2013	2012	2011	Affected line item in the income statement
Amortization of defined benefit pension plans
Prior service cost	$0.3	$0.3	$0.3	(a)
Actuarial loss	7.3	6.6	4.6	(a)
Transition obligation	(0.4)	1.5	0.6	(a)
	7.2	8.4	5.5	Total before tax
	(2.6)	(3.0)	(1.9)	Tax provision
Total reclassifications for the years ended December 31, 2013, 2012 and 2011	$4.6	$5.4	$3.6	Net of tax
____________
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 13 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included income tax benefits of $15.5 million, $0.9 million and $14.1 million in 2013, 2012 and 2011.
24.    ACQUISITION OF PEACE VALLEY OSB

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

Due to LP's pre-existing 50% ownership interest in Peace Valley OSB, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, LP recognized a gain of $35.9 million in connection with this transaction to remeasure its 50% ownership interest in Peace Valley at fair value on the acquisition date. The gain is reflected in Other operating credits and charges, net on the Consolidated Statement of Income. The fair value of LP's existing 50% interest ($95.9 million) was determined using a combination of the income and market approach. In completing this valuation, management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses. This gain is included in "Non-operating income (expense)."

The purchase price of the 50% acquired interest was $74.6 million (including working capital) paid in cash. Additionally, as part of the purchase consideration, LP agreed to pay contingent consideration equal to a pre-defined percentage of the operation's earnings before interest, taxes, depreciation and amortization (EBITDA) over a pre-defined threshold for each of the next three years. As of May 31, 2013, the fair value of the contingent consideration payable was valued at $24.3 million and was recorded in “accounts payable and accrued liabilities” and “other long term liabilities”. The fair value of the contingent consideration payable will be remeasured at the end of each reporting period. During the remainder of 2013, the fair value of the contingent consideration payable was remeasured and reduced by $20.5 million due to the decline in projected OSB prices in the near term as compared to the date of acquisition. This reduction in OSB results in a reduction in the estimated EBITDA of the operation.

Including the 50% interest previously owned by LP, LP acquired net assets of $194.8 million, consisting of $22.7 million in current assets, $146.4 million in fixed asset, $43.8 million of intangible assets (comprised of $34.1 million of timber licenses and $9.7 million of goodwill) and $8.7 million in current liabilities and $9.4 million in long term liabilities. Additional financial information about Peace Valley OSB (e.g., pro forma financial information and allocation of purchase price) is not presented because such information is not material to LP's results of operations and financial position.

25.    PROPOSED ACQUISITION OF AINSWORTH LUMBER CO. LTD.

In September of 2013 LP entered into an Arrangement Agreement (the “Arrangement”) with Ainsworth Lumber Co. Ltd., a British Columbia corporation (“Ainsworth”), providing an arrangement under British Columbia law whereby a wholly owned subsidiary of the Company will acquire all of the outstanding shares of Ainsworth capital stock in exchange for 0.114 shares of LP common stock (“LP Shares”) and C$1.94 in cash per Ainsworth common share (“Ainsworth Shares”) subject to certain terms and conditions. Although the Arrangement provides for Ainsworth shareholders to elect among cash consideration, share consideration and mixed consideration, proration provisions will ensure that the aggregate amounts of cash and LP Shares issued in the Transaction are fixed at approximately C$467.0 million and 27.5 million LP Shares, respectively.
The requisite approvals of the Transaction by Ainsworth shareholders and the Supreme Court of British Columbia were obtained on October 29, 2013 and October 31, 2013, respectively. As of the date of this report, the consummation of the Transaction remained subject to other closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other regulatory approvals and clearances, including under the Canadian Competition Act and the Investment Act of Canada. LP and Ainsworth have agreed to endeavor to cause all closing conditions (including the receipt of regulatory approvals) to be satisfied, which under certain circumstances could require the taking of actions that could adversely affect the value of the Transaction to us.
On February 13, 2014, Ainsworth and LP announced that they have entered into timing agreements with each of the Canadian Competition Bureau (the “CCB”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) pursuant to which Ainsworth and LP have agreed, subject to certain conditions, that they will not consummate LP’s acquisition of Ainsworth before March 13, 2014 as the CCB and the DOJ continue their reviews.

As a consequence of the timing agreements described above, Ainsworth and LP also announced that they have agreed to extend the outside date for completion of the Arrangement from March 4, 2014 to April 18, 2014. The Arrangement permits either party to further extend the outside date for two additional 45 day periods if required to obtain certain regulatory approvals.

The closing of the Arrangement remains subject to a number of conditions, including the expiration or termination of the waiting period under the HSR Act and the receipt of other regulatory approvals and clearances including under the Canadian Competition Act. Subject to obtaining required regulatory approvals and clearances and the satisfaction or waiver of other closing conditions, it is now anticipated that the Arrangement will be completed before the end of the second quarter of 2014.

The Arrangement contains certain termination rights for each of LP and Ainsworth. Either party may terminate the Arrangement Agreement if: (i) the parties mutually agree; (ii) the Transaction has not been consummated by March 31, 2014 (subject to extension in certain circumstances); (iii) a governmental authority issues a law or order prohibiting the Transaction; (iv) the other party materially breaches its representations, warranties or covenants such that the applicable closing condition would not to be satisfied; or (v) the other party has incurred a Material Adverse Effect (as defined in the Arrangement Agreement).

LP expects to fund the purchase price payable in the Transaction and related fees and expenses through a combination of cash on hand at LP and Ainsworth and borrowings under our revolving credit facility. The obligations of the lenders to provide debt financing under the debt commitments are subject to customary conditions.
On October 17, 2013, Ainsworth issued a press release announcing that it had received the requisite consents in connection with its consent solicitation (the "Consent Solicitation") from holders of Ainsworth's 7.5% Senior Secured Notes due 2017 (the "Notes") . The press release also announced that Ainsworth has entered into a supplemental indenture relating to the Notes, which modified certain definitions in the indenture relating to the Notes (the "Indenture") so that the consummation of the Transaction pursuant to the Arrangement Agreement, and the designation by LP of members of Ainsworth’s board of directors upon and after the consummation of the Transaction, will not constitute a “Change of Control” under the Indenture and Ainsworth will not be required to make a “Change of Control Offer” under the Indenture in connection with the Transaction. Subject to the satisfaction or waiver of the conditions set forth in the solicitation statement distributed by Ainsworth to holders of the Notes, LP will make the consent payments contemplated thereby as and when they become due. Promptly following the consummation of the Transaction, LP will unconditionally guarantee the prompt payment and performance of the obligations of Ainsworth under the Indenture and the Notes.

The Transaction is expected to have a material effect on LP’s consolidated financial position, results of operations and cash flows. For additional information, see the Ainsworth Lumber Co. Ltd. Notice of Special Meeting and Management Proxy Circular furnished as Exhibit 99.1 to LP's Current Report on Form 8-K dated September 30, 2013.

26.    SEGMENT INFORMATION
LP operates in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net, gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, translation gains and losses, interest and income taxes.
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

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
SALES BY BUSINESS SEGMENT
OSB	$1,068.1	$814.1	$542.0
Siding	573.8	500.9	429.8
Engineered Wood Products	267.6	213.4	203.3
South America	171.5	168.8	144.9
Other products	13.4	12.8	11.2
Intersegment Sales	(9.2)	(18.8)	(2.5)
Total sales	$2,085.2	$1,691.2	$1,328.7
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$230.3	$124.0	$(63.5)
Siding	85.8	67.4	42.0
Engineered Wood Products	(14.3)	(13.9)	(15.5)
South America	20.0	18.0	11.6
Other products	(6.4)	(8.9)	(18.1)
Other operating credits and charges, net	(3.8)	2.9	11.2
Gain (loss) on sales of and impairments of long-lived assets	(0.2)	(4.9)	(73.9)
General corporate and other expense, net	(96.7)	(78.7)	(66.4)
Investment income	10.3	14.8	28.7
Interest expense, net of capitalized interest	(36.0)	(49.3)	(56.9)
Other-than-temporary investment impairment	—	—	(14.8)
Other non-operating income (expense)	29.5	(34.9)	(1.0)
Income (loss) from continuing operations before taxes	218.5	36.5	(216.6)
Provision (benefit) for income taxes	41.1	7.0	(41.1)
Income (loss) from continuing operations	$177.4	$29.5	$(175.5)

	Year ended December 31,
	2013	2012	2011
DEPRECIATION AND AMORTIZATION
OSB	$49.9	$33.1	$36.3
Siding	16.4	15.5	15.5
Engineered Wood Products	12.6	11.0	12.6
South America	10.5	12.0	11.6
Other products	0.1	0.1	0.2
Non-segment related	1.8	1.7	2.1
Total depreciation and amortization	$91.3	$73.4	$78.3

CAPITAL EXPENDITURES
OSB	$36.5	$10.1	$8.9
Siding	22.8	8.7	5.9
Engineered Wood Products	2.2	2.5	2.0
South America	3.9	4.6	2.7
Other products	—	0.9	0.2
Non-segment related	10.2	4.4	1.7
Total capital expenditures	$75.6	$31.2	$21.4

Information concerning identifiable assets by segment is as follows:

Dollar amounts in millions	December 31,
	2013	2012
IDENTIFIABLE ASSETS
OSB	$668.9	$532.0
Siding	189.4	178.1
Engineered Wood Products	135.1	136.5
South America	137.5	168.1
Other products	33.6	25.2
Non-segment related	1,328.8	1,291.1
Total assets	$2,493.3	$2,331.0
Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.

Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2013	2012	2011
GEOGRAPHIC SEGMENTS
Total Sales—Point of origin
U.S.	$1,611	$1,317	$963
Canada	303	331	280
South America	172	164	145
Intersegment sales	(1)	(121)	(59)
Total Sales	$2,085	$1,691	$1,329
Operating profit (loss)
U.S.	$247	$166	$8
Canada	48	3	(64)
South America	20	18	12
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(4)	(2)	(63)
General corporate expense, other-than-temporary investment impairment, loss on early debt extinguishment, realized gain on long term investments, translation gains (losses) and interest, net	(93)	(148)	(110)
	219	37	(217)
Provision (benefit) for income taxes	41	7	(41)
Income (loss) from continuing operations	$177	$30	$(176)

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$544	$540	$576
Canada	313	144	158
South America	83	100	107
Total assets	$940	$784	$841

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2013	2012	2013	2012	2013	2012	2013	2012
QUARTERLY DATA
Net sales	$531.1	$354.1	$567.0	$421.1	$507.4	$462.1	$479.7	$453.9
Income (loss) from continuing operations before taxes, equity in (income) loss of unconsolidated affiliates	81.0	(11.7)	114.0	(47.0)	41.9	36.7	(30.3)	56.9
Income (loss) from continuing operations	65.0	(11.9)	94.1	(38.2)	37.5	31.0	(19.2)	48.6
Net income (loss)	$65.1	$(11.3)	$94.3	$(37.3)	$38.1	$31.3	$(20.4)	$46.1
Income (loss) from continuing operations per share—basic	$0.47	$(0.08)	$0.67	$(0.28)	$0.27	$0.23	$(0.14)	$0.35
Income (loss) from continuing operations per share—diluted	$0.45	$(0.08)	$0.65	$(0.28)	$0.26	$0.22	$(0.14)	$0.34
Net income (loss) per share—basic	$0.47	$(0.08)	$0.68	$(0.27)	$0.27	$0.23	$(0.15)	$0.33
Net income (loss) per share—diluted	$0.45	$(0.08)	$0.65	$(0.27)	$0.26	$0.22	$(0.15)	$0.32
Cash dividends per share	—	—	—	—	—	—	—	—
SALES BY SEGMENT:
OSB	$286.7	$149.0	$306.2	$195.4	$245.4	$226.6	$229.8	$243.1
Siding	133.8	113.1	152.7	137.0	149.0	134.1	138.3	116.7
Engineered wood products	63.4	48.6	60.9	51.7	71.8	61.5	71.5	51.6
South America	45.1	42.4	44.3	42.7	41.5	42.0	40.6	41.7
Other	2.7	2.6	3.7	4.1	3.9	3.4	3.1	2.7
Intersegment sales	(0.6)	(1.6)	(0.8)	(9.8)	(4.2)	(5.5)	(3.6)	(1.9)
Total net sales	$531.1	$354.1	$567.0	$421.1	$507.4	$462.1	$479.7	$453.9
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$98.1	$(0.3)	$95.4	$17.0	$30.2	$49.3	$6.6	$58.0
Siding	20.7	16.8	27.1	19.4	22.5	20.3	15.5	11.0
Engineered wood products	(3.5)	(2.8)	(5.1)	(3.4)	(2.0)	(3.0)	(3.7)	(4.6)
South America	6.3	3.1	6.3	3.6	5.3	4.5	2.1	6.8
Other	(1.8)	(1.8)	(2.2)	(3.4)	(2.1)	(2.6)	(0.3)	(1.1)
Other operating credits and charges, net	(1.6)	0.2	(5.4)	(0.2)	16.1	(1.2)	(12.9)	4.1
Loss on sale of and impairment of long-lived assets	—	(0.1)	0.7	(0.1)	(0.3)	(4.3)	(0.6)	(0.4)
General corporate and other expenses, net	(22.5)	(20.1)	(24.0)	(18.2)	(22.1)	(18.1)	(28.1)	(22.4)
Non-operating income (expense)	(0.7)	(0.1)	32.3	(54.8)	0.2	0.4	(2.3)	19.6
Investment income	3.5	4.2	3.1	3.4	1.7	4.1	2.0	3.1
Interest expense, net of capitalized interest	(10.6)	(12.6)	(9.8)	(13.1)	(7.6)	(10.7)	(8.0)	(12.9)
Income (loss) from operations before taxes	87.9	(13.5)	118.4	(49.8)	41.9	38.7	(29.7)	61.2
Provision (benefit) for income taxes	22.9	(1.6)	24.3	(11.6)	4.4	7.7	(10.5)	12.6
Income (loss) from continuing operations	$65.0	$(11.9)	$94.1	$(38.2)	$37.5	$31.0	$(19.2)	$48.6

Included in “Other operating credits and charges, net” and “(Gain) loss on sale or impairment of long-lived assets” for continuing operations are the following:
In the first quarter of 2013, LP recorded a loss of $1.6 million related to a prior year inventory adjustment.
In the second quarter of 2013, LP recorded a loss of $1.6 million related to a correction of prior years depreciation amounts associated with LP's South American operations; a loss of $4.1 million related to an increase in product related warranty reserves associated with Canexel products sold in certain geographic areas from 2004 to 2008; a loss of $1.8 million associated with a valuation allowance on the joint venture's books associated with deferred tax assets, and a loss of $0.9 million associated with the recording of a contingent liability from prior years.
In the third quarter of 2013, LP recorded a gain of $0.4 million related to proceeds received from an insurance claim associated with an OSB mill and a reduction in the fair value of $17.3 million payable in relation to the contingent consideration associated with a business combination (as discussed in Note 19); a loss of $1.0 million associated with a workers compensation reserve adjustment; a loss of $2.0 million during the quarter related to an increase in product related warranty reserves associated with CanExel products sold in certain geographic areas from 2004 through 2008; and a gain of $1.4 million related to value added taxes.
In the fourth quarter of 2013, LP recognized a loss of $4.8 million related to a change in inventory convention for spare parts; a loss of $11.6 million related to an increase in product related to warranty reserves associated with LP's South American operations; a gain of $1.5 million related to proceeds received from an insurance claim associated with an OSB mill from Chile; and a gain of $3.2 million in relation to the contingent consideration associated with a business combination.
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
In the fourth quarter of 2012, LP recognized a gain of $20.0 million from the settlement of its ARS litigation with Deutsche Bank Securities, Inc.; a loss of $1.5 million related to a prior year inventory adjustment; a loss of $3.8 million consisting of $2.2 million related to a SERP curtailment associated with the retirement of LP's previous CEO and $1.6 million related to termination indemnities in South America; a gain of $5.0 million related to a reduction in product related contingency reserves associated with the national hardboard class action settlement; a gain of $3.6 million is related to a reduction in hardboard siding trim reserve and a loss of $0.8 million for additions to warranty reserves associated with a discontinued line of OSB siding.
See Notes 16 and 17 for further discussion on the other operating charges and credits, net and the gains and losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements and has issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.
The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2013 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.
LP completed the acquisition of the remaining 50% interest of the Peace Valley OSB joint venture in May of 2013. Due to the timing of the acquisition, we have excluded these operations from our evaluation of the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation
We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Peace Valley OSB. The Company completed the acquisition of the remaining 50% interest of the Peace Valley OSB joint venture in May of 2013. Accordingly, our audit did not include the internal control over financial reporting of Peace Valley OSB. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 27, 2014

PART III

ITEM 10.    Directors and Executive Officers of the Registrant
Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement to be filed by LP for its 2014 annual meeting of stockholders (the “2014 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2014 Proxy Statement.
Information regarding each of LP’s executive officers as of February 27, 2014, including employment history for the past five years, is set forth below:

Name	Age	Title
Curtis M. Stevens	61	Chief Executive Officer
Sallie B. Bailey	54	Executive Vice President, CFO
Richard S. Olszewski	57	Executive Vice President, Sales and Marketing and South America
Jeffrey N. Wagner	59	Executive Vice President, OSB
W. Bradley Southern	54	Senior Vice President, Siding
Brian E. Luoma	51	Senior Vice President, EWP
Curtis M. Stevens has been Chief Executive Officer since May 2012 and was previously Executive Vice President, Chief Operating Officer since December 2011 and Executive Vice President, Administration and Chief Financial Officer from May 2002 to December 2011. He previously served as Vice President, Treasurer and Chief Financial Officer from September 1997 to April 2002.
Sallie B Bailey has been Executive Vice President, Chief Financial Officer since December 2011. She previously served as Vice President and Chief Financial Officer of Ferro Corporation from 2007 through 2010 and previously as Senior Vice President, Finance and Controller of Timken Company.
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
W. Bradley Southern has been Senior Vice President, Siding since May 2012 and previously Vice President of Specialty Operations since 2004.
Brian E. Luoma has been Senior Vice President, EWP since May 2012 and previously Vice President of EWP since 2006.
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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this report:
Consolidated Balance Sheets—December 31, 2013, and 2012.
Consolidated Statements of Income—years ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Comprehensive Income—years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows—years ended December 31, 2013, 2012, 2011.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2013, 2012 and 2011.
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

Date:	February 27, 2014	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ SALLIE B. BAILEY
Sallie B. Bailey Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 27, 2014	/s/ CURTIS M. STEVENS
Curtis M. Stevens Chief Executive Officer, Director (Principal Executive Officer)

February 27, 2014	/s/ SALLIE B. BAILEY
Sallie B Bailey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 27, 2014	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

February 27, 2014	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 27, 2014	/s/ COLIN D.WATSON
Colin D.Watson Director

February 27, 2014	/s/ ARCHIE W. DUNHAM
Archie W. Dunham Director

February 27, 2014	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 27, 2014	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 27, 2014	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

February 27, 2014	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

February 27, 2014	/s/ JOHN W. WEAVER
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

2.1 (a)	Arrangement Agreement, dated September 4, 2013, between LP and Ainsworth Lumber Co. Ltd. Incorporated herein by reference to Exhibit 2.1 to LP's Current Report on Form 8-K dated September 4, 2013.

2.1 (b)	Amending Agreement, dated February12, 2014, between LP and Ainsworth Lumber Co. Ltd. Incorporated herein by reference to Exhibit 2.1 to LP's Current reported on Form 8-K dated February 13, 2014.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

10.1(a)
Credit Agreement, dated as of December 6, 2013, among LP, as borrower, certain subsidiaries of LP from time to time party thereto, the lenders party thereto, American AgCredit, PCA, as administrative agent for the lenders (as successor to American AgCredit FLCA), and CoBank, ACB, as letter of credit issuer. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated December 12, 2013.

10.1(b)
Letter Agreement re: Louisiana-Pacific Credit Agreement; Resignation of American AgCredit FLCA (“FLCA”), as Administrative Agent, and appointment of its Affiliate, American AgCredit, PCA (“PCA”), as new Administrative Agent, dated as of December 6, 2013, among PCA, FLCA, the lenders party to the Credit Agreement and LP.

10.1(c)	Joinder Agreement, dated as of December 31, 2013, between LPS Corporation and American AgCredit, PCA, in its capacity as administrative agent under the credit agreement.

10.2
Security Agreement, dated December 6, 2013, among LP, certain subsidiaries of LP from time to time party thereto and American AgCredit, PCA, as administrative agent under the credit agreement (as successor to America AgCredit, FLCA). Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated December 12, 2013.

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

10.10	Annual Cash Incentive Award Plan, as amended and restated as of February 12, 2009. Incorporated herein by reference to Appendix B to LP’s Proxy Statement dated March 23, 2009. *

10.11	Performance Share Award Agreement LP and Curtis M. Stevens. Incorporated herein by reference to Exhibit 99.2 to LP’s Current Report on Form 8-K dated March 13, 2012. *

10.12
Form of Change of Control Employment Agreement between LP and each of Richard W. Frost, Curtis M. Stevens, Richard S. Olszeski and Mr. Jeffrey M. Wagner. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K. *

10.13	Change of Control Employment Agreement between LP and Sallie B. Bailey. Incorporated herein by reference to Exhibit 10.3 to LP’s Form 10-K dated December 31, 2011. *

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

10.16	2011 Non-Employee Director Phantom Share Plan effective May 15, 2011. Incorporated herein by reference to Exhibit 10.15 to LP's Quarterly Report on Form 10-Q dated July 29, 2011. *

10.17	2013 Omnibus Stock Plan effective May 3, 2013. Incorporated herein by reference to Annex A to LP’s Proxy Statement dated March 20, 2013. *

10.18
Amending Agreement to Arrangement Agreement, dated February 12, 2014, between the Company and Ainsworth. Incorporated by reference to Exhibit 2.1 on LP's Current report on Form 8-K dated February 13, 2014.

10.19	Form of Award Agreement under the 2013 Omnibus Stock Plan for Stock Settled Stock Appreciation Rights. *

10.20	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Awards. *

10.21	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Unit Awards. *

21	List of LP’s subsidiaries. Incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementally to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.