Form 10-Q
period 2014-03-31
LOUISIANA-PACIFIC CORP
filed 2014-05-08
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,130,878 shares of Common Stock, $1 par value, outstanding as of May 8, 2014.
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in governmental fiscal and monetary policies and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, Brazilian real and the Chilean peso;

•	changes in general and industry specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product related litigation and other legal proceedings;

•	governmental gridlock and curtailment of government services and spending; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net sales	$444.7	$531.1
Operating costs and expenses:
Cost of sales	388.4	387.2
Depreciation and amortization	25.6	18.6
Selling and administrative	40.9	35.2
Other operating credits and charges, net	—	1.6
Total operating costs and expenses	454.9	442.6
Income (loss) from operations	(10.2)	88.5

Non-operating income (expense):
Interest expense, net of capitalized interest	(7.7)	(10.6)
Investment income	1.8	3.5
Other non-operating items	(4.3)	(0.7)
Total non-operating income (expense)	(10.2)	(7.8)

Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	(20.4)	80.7
Provision (benefit) for income taxes	(5.6)	22.9
Equity in income of unconsolidated affiliates	(0.6)	(7.2)
Income (loss) from continuing operations	(14.2)	65.0

Income from discontinued operations before taxes	—	0.3
Provision for income taxes	—	0.2
Income from discontinued operations	—	0.1

Net income (loss)	$(14.2)	$65.1
Income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$(0.10)	$0.47
Income from discontinued operations	—	—
Net income (loss) per share	$(0.10)	$0.47
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$(0.10)	$0.45
Income from discontinued operations	—	—
Net income (loss) per share	$(0.10)	$0.45

Average shares of stock outstanding - basic	140.8	138.4
Average shares of stock outstanding - diluted	140.8	144.4

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	(14.2)	$65.1
Other comprehensive income (loss)
Foreign currency translation adjustments	(1.8)	1.9
Unrealized gain on marketable securities, net of reversals	0.1	0.3
Defined benefit pension plans	1.3	1.4
Other comprehensive income (loss), net of tax	(0.4)	3.6

Comprehensive income (loss)	$(14.6)	$68.7
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$551.7	$656.8
Receivables, net of allowance for doubtful accounts of $1.1 million at March 31, 2014 and December 31, 2013	143.0	78.1
Inventories	276.3	224.4
Other current assets	5.2	7.7
Deferred income taxes	47.3	50.9
Assets held for sale	16.3	16.3
Total current assets	1,039.8	1,034.2
Timber and timberlands	69.2	71.6
Property, plant and equipment, at cost	2,305.5	2,294.6
Accumulated depreciation	(1,422.5)	(1,407.8)
Net property, plant and equipment	883.0	886.8
Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Long-term investments	3.8	3.7
Restricted cash	11.4	11.3
Investments in and advances to affiliates	3.8	3.2
Deferred debt costs	6.5	6.8
Other assets	34.7	33.8
Total assets	$2,494.1	$2,493.3
LIABILITIES AND EQUITY
Current portion of long-term debt	$2.3	$2.3
Accounts payable and accrued liabilities	192.7	161.9
Current portion of contingency reserves	2.0	2.0
Total current liabilities	197.0	166.2
Long-term debt, excluding current portion	761.2	762.7
Contingency reserves, excluding current portion	12.8	13.3
Other long-term liabilities	133.8	136.1
Deferred income taxes	177.6	188.7
Stockholders’ equity:
Common stock	152.0	152.0
Additional paid-in capital	502.3	508.0
Retained earnings	873.5	887.7
Treasury stock	(226.5)	(232.2)
Accumulated comprehensive loss	(89.6)	(89.2)
Total stockholders’ equity	1,211.7	1,226.3
Total liabilities and stockholders’ equity	$2,494.1	$2,493.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14.2)	$65.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25.6	18.6
Income from unconsolidated affiliates	(0.6)	(7.2)
Other operating credits and charges, net	—	1.6
Stock-based compensation related to stock plans	2.1	2.1
Exchange gain (loss) on remeasurement	5.2	(0.3)
Cash settlement of contingencies	(0.5)	(0.1)
Cash settlements of warranties, net of accruals	(2.7)	(2.0)
Pension expense, net of cash payments	0.6	1.5
Non-cash interest expense, net	0.5	0.4
Other adjustments, net	(0.2)	0.8
Increase in receivables	(64.4)	(52.4)
Increase in inventories	(51.3)	(48.6)
Decrease in other current assets	2.5	1.4
Increase in accounts payable and accrued liabilities	32.4	12.1
Increase (decrease) in deferred income taxes	(8.0)	23.8
Net cash provided by (used in) operating activities	(73.0)	16.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(24.0)	(13.2)
Investments in and advances to joint ventures	—	6.8
Proceeds from sales of assets	0.1	—
(Increase) decrease in restricted cash under letters of credit/credit facility	(0.2)	1.5
Net cash used in investing activities	(24.1)	(4.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1.1)	(1.0)
Taxes paid related to net share settlement of equity awards	(1.4)	(11.8)
Other, net	—	0.1
Net cash used in financing activities	(2.5)	(12.7)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(5.5)	0.4
Net decrease in cash and cash equivalents	(105.1)	(0.4)
Cash and cash equivalents at beginning of period	656.8	560.9
Cash and cash equivalents at end of period	$551.7	$560.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	152.0	$152.0	(10.9)	$(232.2)	$508.0	$887.7	$(89.2)	$1,226.3
Net income	—	—	—	—	—	(14.2)	—	(14.2)
Issuance of shares for employee stock plans and stock-based compensation	—	—	0.3	7.1	(7.8)	—	—	(0.7)
Taxes paid related to net share settlement of equity awards	—	—	(0.1)	(1.4)	—	—	—	(1.4)
Compensation expense associated with stock awards	—	—	—	—	2.1	—	—	2.1
Other comprehensive loss	—	—	—	—	—	—	(0.4)	(0.4)
Balance, March 31, 2014	152.0	$152.0	(10.7)	$(226.5)	$502.3	$873.5	$(89.6)	$1,211.7
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for other operating credits and charges, net referred to in Note 9) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2013.
NOTE 2 – STOCK-BASED COMPENSATION
At March 31, 2014, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.1 million for the three months ended March 31, 2014 and $2.1 million for the three months ended March 31, 2013.
Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options historically have become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At March 31, 2014, 5.2 million shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first three months of the respective years noted:

	2014	2013
Expected stock price volatility	57.5%	69.2%
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	0.9%
Expected life of options (in years)	5 years	5 years
Weighted average fair value of options and SSARs granted	$9.03	$11.68

The following table summarizes stock options and SSARs outstanding as of March 31, 2014, as well as activity during the three month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2014	6,937	$14.26
Options granted	490	18.09
Options exercised	(3)	15.27
Options canceled	(345)	21.31
Options outstanding at March 31, 2014	7,079	$14.18	5.3	$34.4
Vested and expected to vest at March 31, 2014(1)	6,725	—	—	$32.6
Options exercisable at March 31, 2014	6,022	$13.96	—	$31.5
_______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2014. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of March 31, 2014, there was $3.4 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 2.0 years. LP recorded compensation expense related to these awards in the first three months of 2014 of $0.7 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The employee awards vest three years from date of grant and awards to directors vest one year from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value at the time of grant approximates the fair value. LP recorded compensation expense related to these awards in the first three months of 2014 of $0.8 million. As of March 31, 2014, there was $4.9 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.5 years.
The following table summarizes incentive share awards outstanding as of March 31, 2014 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2014	752,595
Incentive share awards granted	145,345
Incentive share awards vested	(248,724)
Incentive share awards canceled	(2,974)
Incentive shares outstanding at March 31, 2014	646,242	1.5	$10.9
Vested and expected to vest at March 31, 2014(1)	613,930	—	$10.4
_______________

(1)	Incentive shares expected to vest based upon historical forfeiture rate

Restricted Stock
LP grants restricted stock to certain senior employees. The shares for employees vest three years from the date of grant and for directors vest five years from date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. As of March 31, 2014, there was $4.0 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.5 years.
The following table summarizes the restricted stock outstanding as of March 31, 2014 as well as activity during the three months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2014	512,085	$11.48
Restricted stock awards granted	117,412	18.09
Restrictions lapsed	(139,239)	10.30
Restricted stock awards at March 31, 2014	490,258	$13.40
Compensation expense related to these awards recognized in the first three months of 2014 was $0.5 million.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. LP recorded compensation expense related to these awards of $0.1 million in the first three months of 2014. As of March 31, 2014, there was $0.7 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 2.1 years.
Phantom stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan, phantom stock units are no longer granted to directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants are recognized over the vesting period and is included in stock-based compensation expense. Since these awards are settled in cash, such awards are required to be remeasured based upon the changes in LP's stock price. As of March 31, 2014, LP had 75,816 shares outstanding under this program.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP’s investments that are measured at fair value on a recurring basis are categorized below using the fair value hierarchy. LP also measures the contingent consideration associated with the business combination using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

The following table summarizes assets and liabilities measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3.8	$—	$—	$3.8
Trading securities	2.1	2.1	—	—
Contingent consideration	3.6	—	—	3.6

Dollar amounts in millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3.7	$—	$—	$3.7
Trading securities	2.0	2.0	—	—
Contingent consideration	3.8	—	—	3.8
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2012	$2.0	$—
Total unrealized gains included in other comprehensive income	0.5	—
Balance at March 31, 2013	$2.5	$—

Balance at December 31, 2013	$3.7	$3.8
Total unrealized gains included in other comprehensive income	0.1	—
Foreign currency loss	—	(0.2)
Balance at September March 31, 2014	$3.8	$3.6
LP estimated the Senior Notes maturing in 2020 to have a fair value of $386.8 million at March 31, 2014 and $390.3 million at December 31, 2013 based upon market quotations.
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

Dollar and share amounts in millions, except per share amounts	Three Months Ended March 31,
	2014	2013
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$(14.2)	$65.0
Income from discontinued operations	—	0.1
Net income (loss)	$(14.2)	$65.1
Denominator:
Basic - weighted average common shares outstanding	140.8	138.4
Dilutive effect of stock warrants	—	3.0
Dilutive effect of stock plans	—	3.0
Diluted shares outstanding	140.8	144.4
Basic earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.47
Income from discontinued operations	—	—
Net income (loss) per share	$(0.10)	$0.47
Diluted earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.45
Income from discontinued operations	—	—
Net income (loss) per share	$(0.10)	$0.45
For the three months ended March 31, 2014, stock options, warrants and SSARs relating to approximately 3.6 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations. For the three months ended March 31, 2013, stock options and SSARs related to approximately 2.2 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
At March 31, 2014, outstanding warrants were exercisable to purchase approximately 1,462,119 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	March 31, 2014	December 31, 2013
Trade receivables	$135.9	$69.2
Interest receivables	0.7	0.2
Income tax receivable	0.5	1.2
Other receivables	7.0	8.6
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$143.0	$78.1
Other receivables at March 31, 2014 and December 31, 2013 primarily consist of sales tax receivables, receivables from our joint venture, miscellaneous receivables and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2014	December 31, 2013
Logs	$66.4	$46.9
Other raw materials	20.4	27.8
Semi finished inventory	19.0	11.1
Finished products	170.5	138.6
Total	$276.3	$224.4
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of March 31, 2014 and December 31, 2013, LP included two OSB mills and various non-operating sites in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollars in millions	March 31, 2014	December 31, 2013
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$6.9	$6.9
Buildings	6.2	6.2
Machinery and equipment	99.1	99.1
	112.2	112.2
Accumulated depreciation	(95.9)	(95.9)
Net property, plant and equipment	$16.3	$16.3

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
The income tax components and associated effective income tax rates for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014		2013
	Tax Benefit	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$(5.6)	(28)%	$22.9	26%
Discontinued operations	—	35%	0.2	35%
	$(5.6)	(28)%	$23.1	26%
For the first three months of 2014, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates and adjustments to reserves for uncertain tax positions.  For the first three months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. Based upon its review of available positive and negative evidence, LP believes that the valuation allowances provided are appropriate. If LP were to determine that it would not be able to realize a portion of an existing net deferred tax asset in excess of an existing valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period in which such determination was made. Conversely, if it were to make a determination that it is more likely than not that an existing deferred tax asset for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded in the period in which such determination was made.
As a result of certain recognition requirements of ASC 718 Compensation -- Stock Compensation, certain deferred tax assets as of March 31, 2014 are not recognized in relation to amounts of tax deductions for equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $13.2 million if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service (IRS) initiated an audit of tax years 2007 - 2009 for which field work has been completed. LP has protested certain proposed adjustments and requested review by the IRS Appeals Office. During the third quarter of 2013, LP deposited $17.1 million with the IRS to suspend the accrual of interest pending the resolution of this matter. The deposit is included within other assets on the Condensed Consolidated Balance Sheet. All U.S. federal audits of prior years have been completed. LP remains subject to state and local tax examinations for the tax years 2007 through 2012. Canadian federal income tax returns have been audited and effectively settled through 2008, and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2011 and 2012 is currently under review. As of March 31, 2014, the Chilean Tax Office was in the process of auditing tax year 2011.
NOTE 9 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the three months ended March 31, 2013 is reflected in the table below and is described in the paragraphs following the table:

	Three Months Ended March 31,
Dollar amounts in millions	2014	2013
Other operating charges and credits net:
Adjustment related to prior year inventory	$—	$(1.6)
	$—	$(1.6)
During the first quarter of 2013, LP recorded a loss of $1.6 million related to a prior year inventory adjustment.
NOTE 10 – TRANSACTIONS WITH AFFILIATES
LP has an equity investment in Abitibi-LP, a manufacturer of I-joists with Resolute Forest Products. LP sells products and raw materials to Abitibi-LP and purchases products for resale from Abitibi-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the three months ended March 31, 2014 and 2013, LP sold $2.5 million and $3.5 million of products to Resolute-LP and purchased $12.2 million and $11.0 million of I-joists from Resolute-LP. Included in LP’s Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 are $1.4 million and $0.8 million in accounts receivable from this affiliate.
LP purchased $60.2 million of OSB from Canfor-LP during the quarter ended March 31, 2013 associated with our previous joint venture which was subsequently purchased.
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
NOTE 12 – SELECTED SEGMENT DATA
LP operates in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2013.

	Three Months Ended March 31,
Dollar amounts in millions	2014	2013
Net sales:
OSB	$194.9	$286.7
Siding	143.5	133.8
Engineered Wood Products	66.4	63.4
South America	36.6	45.1
Other	3.7	2.7
Intersegment Sales	(0.4)	(0.6)
	$444.7	$531.1
Operating profit (loss):
OSB	$(1.9)	$98.1
Siding	19.2	20.7
Engineered Wood Products	(3.1)	(3.5)
South America	4.2	6.3
Other	(0.7)	(1.8)
Other operating credits and charges, net	—	(1.6)
General corporate and other expenses, net	(27.3)	(22.5)
Foreign currency losses	(4.3)	(0.7)
Investment income	1.8	3.5
Interest expense, net of capitalized interest	(7.7)	(10.6)
Income (loss) from continuing operations before taxes	(19.8)	87.9
Provision (benefit) for income taxes	(5.6)	22.9
Income (loss) from continuing operations	$(14.2)	$65.0

NOTE 13 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2014, there were no indications of impairment for the asset grouping that includes the company's indefinitely curtailed facilities. As of March 31, 2014, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
NOTE 14 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	March 31, 2014	December 31, 2013
Environmental reserves	$14.5	$14.9
Other reserves	0.3	0.4
Total contingency reserves	14.8	15.3
Current portion of contingency reserves	(2.0)	(2.0)
Long-term portion of contingency reserves	$12.8	$13.3
See Note 11 for discussion of environmental matters.

NOTE 15 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended March 31, 2014 and 2013. The net periodic pension cost included the following components:

	Three Months Ended March 31,
Dollar amounts in millions	2014	2013
Service cost	$0.9	$0.8
Interest cost	3.7	3.2
Expected return on plan assets	(4.2)	(4.1)
Amortization of prior service cost	—	0.1
Amortization of net loss	1.4	1.8
Net periodic pension cost	$1.8	$1.8
During the three months ended March 31, 2014 and 2013, LP recognized $1.8 million of pension expense for all of LP's defined benefit pension plans.
During the three months ended March 31, 2014, LP made $1.2 million in pension contributions for LP's Canadian benefit plans. LP expects to contribute $5.0 million to $7.0 million to its pension plans in 2014.
NOTE 16 – GUARANTEES AND INDEMNIFICATIONS
LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 21 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of LP’s guarantees and indemnifications.
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the first three months of 2014 and 2013 are summarized in the following table:

	Three Months Ended March 31,
Dollar amounts in millions	2014	2013
Beginning balance	$29.3	$21.4
Accrued to expense	0.2	0.3
Foreign currency translation	(0.4)	—
Payments made	(2.9)	(2.3)
Total warranty reserves	26.2	19.4
Current portion of warranty reserves	(12.0)	(12.0)
Long-term portion of warranty reserves	$14.2	$7.4
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Condensed Consolidated Balance Sheets.
NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2014:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2013	$(19.2)	$(70.3)	$2.0	$(1.7)	$(89.2)
Other comprehensive income before reclassifications	(1.8)	2.6	0.1	—	$0.9
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	$(1.3)
Net current-period other comprehensive income	(1.8)	1.3	0.1	—	(0.4)
Balance at March 31, 2014	$(21.0)	$(69.0)	$2.1	$(1.7)	$(89.6)

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2013:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2012	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Other comprehensive income before reclassifications	1.9	2.7	—	0.3	—	4.9
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	—	(1.3)
Net current-period other comprehensive income	1.9	1.4	—	0.3	—	3.6
Balance at March 31, 2013	$(5.7)	$(97.6)	$(0.3)	$1.3	$(2.0)	$(104.3)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2014 and March 31, 2013 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive income
	Three Months Ended March 31,
Details about accumulated other comprehensive income components	2014	2013	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$—	$0.1	(a)
Actuarial loss	1.4	1.8	(a)
Transition obligation	0.4	(0.1)	(a)
	1.8	1.8	Total before tax
	0.5	0.5	Tax (provision) benefit
Total reclassifications	$1.3	$1.3	Net of tax
____________
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 15 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

NOTE 18 - PROPOSED ACQUISITION OF AINSWORTH LUMBER CO. LTD.

In September of 2013, LP entered into an Arrangement Agreement (the “Arrangement”) with Ainsworth
Lumber Co. Ltd., a British Columbia corporation (“Ainsworth”), providing an arrangement under British
Columbia law whereby a wholly owned subsidiary of the Company will acquire all of the outstanding shares of
Ainsworth capital stock in exchange for 0.114 shares of LP common stock (“LP Shares”) and C$1.94 in cash per
Ainsworth common share (“Ainsworth Shares”) subject to certain terms and conditions. Although the
Arrangement provides for Ainsworth shareholders to elect among cash consideration, share consideration and mixed consideration, proration provisions will ensure that the aggregate amounts of cash and LP Shares issued in the Transaction are fixed at approximately C$467.0 million and 27.5 million LP Shares, respectively.
The requisite approvals of the Transaction by Ainsworth shareholders and the Supreme Court of British Columbia were obtained on October 29, 2013 and October 31, 2013, respectively. As of the date of this report, the consummation of the Transaction remains subject to other closing conditions, including the receipt of certain regulatory approvals and clearances.

LP and Ainsworth have entered into timing agreements with each of the Canadian Competition Bureau (the “CCB”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) pursuant to which LP and Ainsworth agreed, subject to certain conditions, that they will not consummate the Transaction before giving the CCB and DOJ at least 14 days' prior written notice. LP and Ainsworth have also amended the Arrangement Agreement to extend the outside date for completion of the Transaction from April 18, 2014 to June 2, 2014. The Arrangement Agreement permits either party to extend the outside date if required to obtain certain regulatory approvals.

As of the date of this report, the CCB and DOJ have indicated that they are unwilling to permit the Transaction to be completed in the absence of divestitures that would go beyond those contemplated in the Arrangement Agreement. Although LP and Ainsworth continue to explore possible solutions and alternatives, LP is currently unable to conclude as to whether, when or the terms upon which a transaction may be completed. Because of their indicated positions, it may require LP and Ainsworth prevailing in litigation to complete the transaction under the current terms of the Arrangement Agreement. To complete a transaction, it may be necessary to make one or more divestitures of existing operations of LP and/or Ainsworth, to make changes to the Arrangement Agreement, including possible changes to the purchase price payable by LP and / or to engage in litigation with the CCB and / or DOJ.
The Arrangement Agreement contains certain termination rights for each of LP and Ainsworth. Either party may terminate the Arrangement Agreement if: (i) the parties mutually agree; (ii) the Transaction has not been consummated by the outside date; (iii) a governmental authority issues a law or order prohibiting the Transaction; (iv) the other party materially breaches its representations, warranties or covenants such that the applicable closing condition would not to be satisfied; or (v) the other party has incurred a Material Adverse Effect (as defined in the Arrangement Agreement).

LP expects to fund the cash portion of the purchase price contemplated by the Arrangement agreement (as the same be modified) and related fees and expenses through a combination of cash on hand at LP and Ainsworth and borrowings under our revolving credit facility.

On October 17, 2013, Ainsworth issued a press release announcing that it had received the requisite consents in connection with its consent solicitation (the “Consent Solicitation”) from holders of Ainsworth’s 7.5% Senior Secured Notes due 2017 (the “Notes”) . The press release also announced that Ainsworth has entered into a supplemental indenture relating to the Notes, which modified certain definitions in the indenture relating to the Notes (the “Indenture”) so that the consummation of the Transaction pursuant to the Arrangement Agreement, and the designation by LP of members of Ainsworth’s board of directors upon and after the consummation of the Transaction, will not constitute a “Change of Control” under the Indenture and Ainsworth will not be required to make a “Change of Control Offer” under the Indenture in connection with the Transaction. Subject to the satisfaction or waiver of the conditions set forth in the solicitation statement distributed by Ainsworth to holders of the Notes, LP will make the consent payments contemplated thereby as and when they become due. Promptly following the consummation of the Transaction, LP will unconditionally guarantee the prompt payment and performance of the obligations of Ainsworth under the Indenture and the Notes.

The transaction contemplated by the Arrangement Agreement is expected to have a material effect on LP’s consolidated financial position, results of operations and cash flows.

NOTE 19 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2014 and March 31, 2013 are provided in the following table:

Dollar amounts in millions	2014	2013
Beginning balance, December 31,	$9.7	$—
Additions	—	—
Total goodwill	$9.7	$—

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

Dollar amounts in millions	March 31, 2014	December 31, 2013
Timber licenses (recorded as part of Timber and timberlands)	$67.3	$68.2
Other	0.1	0.1
Total	$67.4	$68.3

Customer relationships and other intangibles are included in Other assets in the Consolidated Balance Sheet.

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
2014	$3.5
2015	3.5
2016	4.2
2017	4.2
2018	4.2

During the second quarter of 2013, LP completed the acquisition of the Peace Valley OSB joint venture. The acquisition resulted in the recognition of $9.7 million of goodwill and included timber licenses of $34.1 million.

NOTE 20 - DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Sales and operating profit included in discontinued operations are as follows:

Dollars amounts in millions	Three Months Ended March 31,
	2014	2013
Sales	$—	$6.3
Operating profit	—	0.3

NOTE 21 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss ("NOL") Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendment requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the

NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The new disclosure requirements were effective for all periods beginning after December 15, 2013. The adoption of the amendment impacts presentation only and did not have an effect on LP's financial condition, results of operations or cash flows.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first three months of 2014, the U.S. Department of Census reported that actual U.S. single and multi-family housing starts were 2% lower than for the first quarter of 2013. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 47% lower for the first quarter of 2014 than for the same period in 2013.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and to “About Forward-Looking Statements” and “Risk Factors” in this report.
PLANNED ACQUISTION OF AINSWORTH LUMBER CO. LTD.
On September 4, 2013, LP entered into an Arrangement Agreement (the “Arrangement Agreement”) with Ainsworth Lumber Co. Ltd., a British Columbia corporation (“Ainsworth”), providing an arrangement under British Columbia law whereby a wholly owned subsidiary of the Company would acquire all of the outstanding shares of Ainsworth capital stock in exchange for 0.114 shares of LP common stock (“LP Shares”) and C$1.94 in cash per Ainsworth common share (“Ainsworth Shares”) on the terms and subject to the conditions set forth therein (the “Transaction”). Although the Arrangement Agreement provides for Ainsworth shareholders to elect among cash consideration, share consideration and mixed consideration, proration provisions would ensure that the aggregate amounts of cash and LP Shares issued in the Transaction are fixed at approximately C$467 million and 27.5 million LP Shares, respectively.

The requisite approvals of the Transaction by Ainsworth shareholders and the Supreme Court of British Columbia were obtained on October 29, 2013 and October 31, 2013, respectively. As of the date of this report, the consummation of the Transaction remains subject to other closing conditions, including the receipt of certain regulatory approvals and clearances,

LP and Ainsworth have entered into timing agreements with each of the Canadian Competition Bureau (the “CCB”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) pursuant to which LP and Ainsworth agreed, subject to certain conditions, that they will not consummate the Transaction before giving the CCB and DOJ at least 14 days' prior written notice. LP and Ainsworth have also amended the Arrangement Agreement to extend the outside date for completion of the Transaction from April 18, 2014 to June 2, 2014. The Arrangement Agreement permits either party to extend the outside date for an additional 45 days if required to obtain certain regulatory approvals.

Since entering into the Arrangement Agreement, LP and Ainsworth have been in regular contact with the DOJ and the CCB with respect to antitrust matters and, in an effort to persuade them that the Transaction should be permitted to proceed, LP and Ainsworth have provided the CCB and DOJ with significant amounts of information and analysis and met with them on multiple occasions. As of the date of this report, the CCB and DOJ have indicated that they are unwilling to permit the Transaction to be completed in the absence of divestitures that would go beyond those contemplated in the Arrangement Agreement. Because of their indicated positions, it may require LP and Ainsworth prevailing in litigation to complete the transaction under the current terms of the Arrangement Agreement. Although LP and Ainsworth continue to explore possible solutions and alternatives, LP is currently unable to assu re you as to whether, when or the terms upon which a transaction may be completed. To complete a transaction, it may be necessary to make one or more divestitures of existing operations of LP and/or Ainsworth, to make changes to the Arrangement Agreement, including possible changes to the purchase price payable by LP and / or to engage in litigation with the CCB and / or DOJ.
The Arrangement Agreement contains certain termination rights for each of LP and Ainsworth. Either party may terminate the Arrangement Agreement if: (i) the parties mutually agree; (ii) the Transaction has not been consummated by the outside date; (iii) a governmental authority issues a law or order prohibiting the Transaction; (iv) the other party materially breaches its representations, warranties or covenants such that the applicable closing condition would not to be satisfied; or (v) the other party has incurred a Material Adverse Effect (as defined in the Arrangement Agreement).
We expect to fund the cash portion of the purchase price contemplated by the Arrangement agreement (as the same be modified) and related fees and expenses through a combination of cash on hand at LP and Ainsworth and borrowings under our revolving credit facility.

On October 17, 2013, Ainsworth issued a press release announcing that it had received the requisite consents in connection with its consent solicitation (the “Consent Solicitation”) from holders of Ainsworth’s 7.5% Senior Secured Notes due 2017 (the “Notes”) . The press release also announced that Ainsworth has entered into a supplemental indenture relating to the Notes, which modified certain definitions in the indenture relating to the Notes (the “Indenture”) so that the consummation of the Transaction pursuant to the Arrangement Agreement, and the designation by LP of members of Ainsworth’s board of directors upon and after the consummation of the Transaction, will not constitute a “Change of Control” under the Indenture and Ainsworth will not be required to make a “Change of Control Offer” under the Indenture in connection with the Transaction. Subject to the satisfaction or waiver of the conditions set forth in the solicitation statement distributed by Ainsworth to holders of the Notes, LP will make the consent payments contemplated thereby as and when they become due. Promptly following the consummation of the Transaction, LP will unconditionally guarantee the prompt payment and performance of the obligations of Ainsworth under the Indenture and the Notes.

The transaction contemplated by the Arrangement Agreement (as the same may be modified) is expected to have a material effect on LP’s consolidated financial position, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2013 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the first quarter of 2014, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2014, we excluded from our estimates approximately $2.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2014, we had established valuation allowances against certain deferred tax assets, primarily related to state carryovers of net operating losses and credits and capital losses in state and foreign jurisdictions. We have not established valuation allowances against other deferred tax assets based upon our review of the evidence supporting their realization. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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

We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations in this report on Form 10-Q because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, depreciation and amortization and other costs and expenses, which are necessary to operate our business or which we otherwise incurred or experienced in connection with the operation of our business.
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended March 31, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$194.9	$143.5	$66.4	$36.6	$3.7	$(0.4)	$444.7
Depreciation and amortization	13.6	4.2	4.6	2.3	—	0.9	25.6
Cost of sales and selling and administrative	183.2	120.1	65.5	30.1	4.4	26.0	429.3
Total operating costs	196.8	124.3	70.1	32.4	4.4	26.9	454.9
Income (loss) from operations	(1.9)	19.2	(3.7)	4.2	(0.7)	(27.3)	(10.2)
Total non-operating expense	—	—	—	—	—	(10.2)	(10.2)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(1.9)	19.2	(3.7)	4.2	(0.7)	(37.5)	(20.4)
Income tax benefit	—	—	—	—	—	(5.6)	(5.6)
Equity in income of unconsolidated affiliates	—	—	(0.6)	—	—	—	(0.6)
Income (loss) from continuing operations	$(1.9)	$19.2	$(3.1)	$4.2	$(0.7)	$(31.9)	$(14.2)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(1.9)	$19.2	$(3.1)	$4.2	$(0.7)	$(31.9)	$(14.2)
Income tax benefit	—	—	—	—	—	(5.6)	(5.6)
Interest expense, net of capitalized interest	—	—	—	—	—	7.7	7.7
Depreciation and amortization	13.6	4.2	4.6	2.3	—	0.9	25.6
EBITDA from continuing operations	11.7	23.4	1.5	6.5	(0.7)	(28.9)	13.5
Stock based compensation expense	0.2	0.2	0.1	—	—	1.6	2.1
Investment income	—	—	—	—	—	(1.8)	(1.8)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	9.1	9.1
Adjusted EBITDA from continuing operations	$11.9	$23.6	$1.6	$6.5	$(0.7)	$(20.0)	$22.9

Three Months Ended March 31, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$286.7	$133.8	$63.4	$45.1	$2.7	$(0.6)	$531.1
Depreciation and amortization	8.4	3.9	3.3	2.6	—	0.4	18.6
Cost of sales and selling and administrative	188.2	109.2	63.4	36.2	3.9	21.5	422.4
Other operating credits and charges, net	—	—	—	—	—	1.6	1.6
Total operating costs	196.6	113.1	66.7	38.8	3.9	23.5	442.6
Income (loss) from operations	90.1	20.7	(3.3)	6.3	(1.2)	(24.1)	88.5
Total non-operating expense	—	—	—	—	—	(7.8)	(7.8)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	90.1	20.7	(3.3)	6.3	(1.2)	(31.9)	80.7
Provision for income taxes	—	—	—	—	—	22.9	22.9
Equity in (income) loss of unconsolidated affiliates	(8.0)	—	0.2	—	0.6	—	(7.2)
Income (loss) from continuing operations	$98.1	$20.7	$(3.5)	$6.3	$(1.8)	$(54.8)	$65.0
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$98.1	$20.7	$(3.5)	$6.3	$(1.8)	$(54.8)	$65.0
Provision for income taxes	—	—	—	—	—	22.9	22.9
Interest expense, net of capitalized interest	—	—	—	—	—	10.6	10.6
Depreciation and amortization	8.4	3.9	3.3	2.6	—	0.4	18.6
EBITDA from continuing operations	106.5	24.6	(0.2)	8.9	(1.8)	(20.9)	117.1
Stock based compensation expense	0.2	0.1	0.1	—	—	1.7	2.1
Investment income	—	—	—	—	—	(3.5)	(3.5)
Other operating credits and charges, net	—	—	—	—	—	1.6	1.6
Depreciation included in equity in income (loss) of unconsolidated affiliates	2.0	—	—	—	0.8	—	2.8
Adjusted EBITDA from continuing operations	$108.7	$24.7	$(0.1)	$8.9	$(1.0)	$(21.1)	$120.1
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss for the first three months of 2014 was $14.2 million, or $0.10 per diluted share, on sales of $444.7 million, compared to net income for the first three months of 2013 of $65.1 million, or $0.45 per diluted share, on sales of $531.1 million. For the first three months of 2014, loss from continuing operations was $14.2 million, or $0.10 per diluted share, compared to income of $65.0 million, or $0.45 per diluted share.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating income, and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$194.9	$286.7	(32)%
Operating income (loss)	(1.9)	98.1	(102)%
Adjusted EBITDA from continuing operations	11.9	108.7	(89)%

Percent changes in average sales prices and unit shipments for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2014 versus 2013
	Average Net Selling Price	Unit Shipments
OSB	(38)%	6%
For the three months ended March 31, 2014, OSB prices decreased as compared to the corresponding period in 2013. The decline in OSB prices, for the three month period, was likely due to more available capacity and the housing market being hampered by poor weather across North America. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $113 million for the three months ended March 31, 2014 as compared to the comparable period in 2013. Sales volumes for the three month period showed an increase over the comparable period of 2013.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$143.5	$133.8	7%
Operating income	19.2	20.7	(7)%
Adjusted EBITDA from continuing operations	23.6	24.7	(4)%
Sales in this segment by product line are as follows:

	Three Months Ended March 31,
	2014	2013	Change
SmartSide Siding	$124.8	$106.3	17%
Commodity OSB	5.2	13.1	(60)%
CanExel siding	13.5	14.4	(6)%
Total	$143.5	$133.8	7%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2014 versus 2013
	Average Net Selling Price	Unit Shipments
SmartSide Siding	6%	12%
Commodity OSB	(38)%	(31)%
CanExel siding	(8)%	13%
For the three months ended March 31, 2014 compared to the corresponding period in 2013, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide siding product line for the three month period ended March 31, 2014 as compared to the corresponding period in 2013 were higher due to a price increase as well as changes in product mix.

For CanExel, the sales volumes increased in the first three months of 2014 as compared to the corresponding period in 2013 was due to customers increasing the volumes purchased through our annual winter promotional program which encourages customers to buy products in advance of the building season at a discounted price. Sales prices were lower for the three month period of 2014 as compared to the corresponding period in 2013 due to the impact of the promotional program as well as product mix. Sales prices were also lower due to the impact of the Canadian dollar weakening as a majority of these sales are made in Canada.
For the first three months of 2014, sales prices decreased as compared to the same period in the prior year, for our commodity OSB products as discussed in the OSB segment above. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $3 million for the three months ended March 31, 2014 as compared to the corresponding period of 2013. Volumes of commodity OSB were lower for the three months ended March 31, 2014 as compared to the comparable period of 2013 due to increases in siding volume which reduced the production capacity available for OSB.
Overall, the reduction in operating results for our siding segment for the three month period ended March 31, 2014, compared to the same period in 2013, was primarily due to decreased OSB pricing which was offset by higher siding sales.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by AbitibiBowater-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$66.4	$63.4	5%
Operating losses	(3.1)	(3.5)	11%
Adjusted EBITDA from continuing operations	1.6	(0.1)	NM
Sales in this segment by product line are as follows:

	Three Months Ended March 31,
	2014	2013	Change
LVL/LSL	$31.5	28.6	10%
I-Joist	22.2	19.8	12%
Related products	12.7	15.0	(15)%
Total	$66.4	$63.4	5%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2014 versus 2013
	Average Net Selling Price	Unit Shipments
LVL/LSL	8%	2%
I-Joist	11%	3%
For the three months ended March 31, 2014, sales volumes of LVL/LSL and I-joists increased over the prior year due to improved market demand. Sales prices for LVL/LSL and I-joists for the three months ended March 31, 2014 increased due to price increases implemented to offset higher raw material costs.

Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the three months ended March 31, 2014, compared to the same period in 2013, the results of operations were flat with the prior period due to increases in depreciation expense of approximately $1.2 million associated with our Houlton mill due to higher production.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$36.6	$45.1	(19)%
Operating income	4.2	6.3	(33)%
Adjusted EBITDA from continuing operations	6.5	8.9	(27)%
Sales in this segment by production location were as follows:

	Three Months Ended March 31,
	2014	2013	Change
Chile	$21.5	$30.3	(29)%
Brazil	15.1	14.8	2%
Total	$36.6	$45.1	(19)%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2014 versus 2013
	Average Net Selling Price	Unit Shipments
Chile	(13)%	(18)%
Brazil	(5)%	7%
For the three month periods ended March 31, 2014, compared to the same period in 2013, sales volumes in Chile were lower due to reduced production related to maintenance work completed. For the same period, sales volumes in Brazil are higher due to increased export sales.
Sales prices in Chile and Brazil declined for the three month period ended March 31, 2014 as compared to the corresponding period in 2013 due to the impact of the fluctuations in the Chilean Peso and Brazilian Real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile increased for the quarter by 2% and local currency selling prices in Brazil increased by 11% for the three month period as compared to the corresponding period in 2013.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands, trucking operations and other minor products, services and closed operations which are not classified as discontinued operations. Additionally, our other products category included our U.S. Greenfiber joint venture interest which was sold during the fourth quarter of 2013.

Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$3.7	$2.7	37%
Operating losses	(0.7)	(1.8)	61%
Adjusted EBITDA from continuing operations	(0.7)	(1.0)	30%
For the three months ended March 31, 2014, compared to the same period in 2013, operating results in our other products businesses were lower due to reduced costs associated with non-operating sites and elimination of the losses associated with U.S. Greenfiber due to the sale of this joint venture.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the three months ended March 31, 2014, compared to the same period in 2013, general corporate expenses increased by 21% and overall selling and administrative expenses increased by 16%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative costs is primarily due to the cost of an information technology system upgrade, marketing expenses in our siding business and expenses associated with the planned acquisition of Ainsworth.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Three Months Ended March 31,
Dollar amounts in millions	2014	2013
Investment income	$1.7	$3.2
SERP market adjustments	0.1	0.3
Investment income	1.8	3.5

Interest expense	(8.0)	(10.2)
Amortization of debt charges	(0.3)	(0.4)
Capitalized interest	0.6	—
Interest expense, net of capitalized interest	(7.7)	(10.6)

Foreign currency gain (loss)	(4.3)	(0.7)

Total non-operating income (expense)	$(10.2)	$(7.8)
INCOME TAXES
For the first three months of 2014, we recorded an income tax benefit on continuing operations of 28% as compared to an income tax provision of 26% in the comparable period of 2013. The primary difference between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first three months of 2014 relates to the effect of foreign tax rates and adjustments to reserves for uncertain tax positions. For the first three months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances associated with net operating loss carryforwards in various jurisdictions. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.

DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information on our plans. We estimate that our net periodic pension cost for 2014 will be approximately $5.6 million. If a curtailment or settlement occurs in 2014, this estimate may change significantly. We estimate that we will contribute approximately $5 to $7 million to our defined benefit pension plans in 2014.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 11 to the Notes to the financial statements contained herein.

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
OPERATING ACTIVITIES
During the first three months of 2014, we used $73.0 million of cash from operating activities compared to providing $16.8 million during the first three months of 2013. The decrease in cash provided by operating activities in the first three months of 2014 was primarily related to declines in operating results.
During the first three months of 2014, our accounts receivable balance increased due the implementation of an enterprise resource planning (ERP) system as of January 1, 2014. Although no substantial change occurred associated with credit terms, we have experienced numerous delays in invoice processing and collections resulting in an increase in the number of days outstanding. Inventory increased based on logistical issues in the quarter associated primarily with finished goods and seasonality in demand for logs.
INVESTING ACTIVITIES
During the first three months of 2014, cash used in investing activities was approximately $24.1 million. Capital expenditures in the first three months of 2014 were $24.0 million. Included in “Accounts payable” is $4.3 million related to capital expenditures that had not yet been paid as of March 31, 2014.
During the first three months of 2013, cash used from investing activities was approximately $4.9 million. Capital expenditures in the first three months of 2013 were $13.2 million. Additionally, we received $6.8 million from our joint ventures. Included in “Accounts payable” was $2.0 million related to capital expenditures that had not yet been paid as of March 31, 2013.
Capital expenditures for 2014 are expected to be approximately $100 million related to projects for productivity improvements and maintenance projects.

FINANCING ACTIVITIES
During the first three months of 2014 cash used by financing activities was $2.5 million. We used $1.1 million to repay outstanding debt in the first three months of 2014 and $1.4 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first three months of 2013, cash used by financing activities was $12.7 million. We made a $1.0 million payment on the Brazilian export loan during the first quarter of 2013. We used $11.8 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2014, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of March 31, 2014, the fair value of facilities that have not been indefinitely curtailed was substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at March 31, 2014, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2014, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During 2013, we began implementation of a new Enterprise Resource Planning ( ERP), system for financial reporting and logistics and as of January 1, 2014, we began to fully utilize this system. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. This new system is not in response to any identified deficiency or weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
Oriented strand board, million square feet 3/8" basis(1)	965	891
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	29	38
Wood-based siding, million square feet 3/8" basis	273	251
Engineered I-Joist, million lineal feet(1)	21	19
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	2,203	1,901

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2010	$214	$210	$220
2011	$154	$172	$186
2012	$269	$260	$271
2013 1st Qtr. Avg.	$419	$420	$417
2014 1st Qtr. Avg.	$219	$228	$219

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 48% of our North American sales in the first three months of 2014 compared to 59% in the comparable period of 2013, and 57% and 48% of our North American sales in 2012 and 2011 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 71% (as of December 31, 2013) of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2013 was $51.8 million. Although we expect to contribute $5.0 million to $7.0 million to our plans in 2014, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. Over the last several years, housing starts remained below “normal” levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market and a slowed economy. There can be no assurance as to when, or if the housing market, will rebound to “normal" levels. We have experienced significant losses from operations and significant net cash used in operating activities in recent periods. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

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

LP held its annual meeting on May 1, 2014, at which the stockholders of LP voted on the following:
The election of three directors, the ratification of the selection of LP's outside independent auditor, an advisory vote related to executive compensation and approval of the Annual Cash Incentive Plan (which is described in, and a copy of which is appended to, LP's proxy statement for such annual meeting).
The voting with respect to each of these matters was as follows:

1. Election of Directors
	For	Withheld
E. Gary Cook	110,906,150	3,492,694
Kurt M. Landgraf	112,632,345	1,766,372
John W. Weaver	111,845,219	2,553,859

2. Ratification of LP's outside independent auditor	For	Against	Abstain
	124,902,951	981,647	249,138

3. Advisory vote on compensation
	For	Against	Abstain
	88,397,749	23,536,149	2,696,697

4. Approval of the Annual Cash Incentive Plan
	For	Against	Abstain
	112,459,374	1,841,985	329,236

Item 6.	Exhibits

10.1
First Amendment to Credit Agreement, dated February 25, 2014, among Louisiana-Pacific Corporation and certain of its subsidiaries, American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter or credit issuer, and lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to LP's Agreement Report on Form 8-K dated February 27, 2014.

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 8, 2014	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	May 8, 2014	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)