Form 10-Q
period 2014-06-30
LOUISIANA-PACIFIC CORP
filed 2014-08-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,409,990 shares of Common Stock, $1 par value, outstanding as of August 5, 2014.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$518.5	$567.0	$963.2	$1,098.1
Operating costs and expenses:
Cost of sales	461.5	418.0	849.9	805.2
Depreciation and amortization	24.9	20.6	50.5	39.2
Selling and administrative	35.9	35.0	76.8	70.2
Gain on sale or impairment of long-lived assets, net	(0.5)	(0.7)	(0.5)	(0.7)
Other operating credits and charges, net	0.6	5.4	0.6	7.0
Total operating costs and expenses	522.4	478.3	977.3	920.9
Income (loss) from operations	(3.9)	88.7	(14.1)	177.2

Non-operating income (expense):
Interest expense, net of capitalized interest	(7.4)	(9.8)	(15.1)	(20.4)
Investment income	1.7	3.1	3.5	6.6
Other non-operating items	3.8	32.3	(0.5)	31.6
Total non-operating income (expense)	(1.9)	25.6	(12.1)	17.8

Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	(5.8)	114.3	(26.2)	195.0
Provision (benefit) for income taxes	(6.7)	24.3	(12.3)	47.2
Equity in income of unconsolidated affiliates	(1.2)	(4.1)	(1.8)	(11.3)
Income (loss) from continuing operations	2.1	94.1	(12.1)	159.1

Income from discontinued operations before taxes	—	0.2	—	0.5
Provision for income taxes	—	—	—	0.2
Income from discontinued operations	—	0.2	—	0.3

Net income (loss)	$2.1	$94.3	$(12.1)	$159.4
Income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$0.01	$0.67	$(0.09)	$1.14
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) per share	$0.01	$0.68	$(0.09)	$1.15
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$0.01	$0.65	$(0.09)	$1.10
Income from discontinued operations	—	—	—	—
Net income (loss) per share	$0.01	$0.65	$(0.09)	$1.10

Average shares of stock outstanding - basic	140.8	139.1	140.8	138.8
Average shares of stock outstanding - diluted	144.0	144.1	140.8	144.3

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2.1	$94.3	(12.1)	$159.4
Other comprehensive income (loss)
Foreign currency translation adjustments	0.7	(9.0)	(1.1)	(7.1)
Unrealized gain on marketable securities	0.4	0.9	0.5	1.2
Defined benefit pension plans	0.5	1.6	1.8	3.0
Other comprehensive income (loss), net of tax	1.6	(6.5)	1.2	(2.9)

Comprehensive income (loss)	$3.7	$87.8	$(10.9)	$156.5
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$554.7	$656.8
Receivables, net of allowance for doubtful accounts of $1.1 million at June 30, 2014 and December 31, 2013	145.4	78.1
Inventories	235.6	224.4
Other current assets	7.1	7.7
Deferred income taxes	23.2	50.9
Assets held for sale	16.3	16.3
Total current assets	982.3	1,034.2
Timber and timberlands	68.8	71.6
Property, plant and equipment, at cost	2,311.1	2,294.6
Accumulated depreciation	(1,432.8)	(1,407.8)
Net property, plant and equipment	878.3	886.8

Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Restricted cash	10.3	11.3
Investments in and advances to affiliates	5.0	3.2
Other assets	45.7	44.3
Total assets	$2,432.3	$2,493.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$2.3	$2.3
Accounts payable and accrued liabilities	154.1	161.9
Current portion of contingency reserves	2.0	2.0
Total current liabilities	158.4	166.2
Long-term debt, excluding current portion	761.3	762.7
Contingency reserves, excluding current portion	13.8	13.3
Other long-term liabilities	133.9	136.1
Deferred income taxes	147.1	188.7

Stockholders’ equity:
Common stock	152.0	152.0
Additional paid-in capital	503.9	508.0
Retained earnings	875.6	887.7
Treasury stock	(225.7)	(232.2)
Accumulated comprehensive loss	(88.0)	(89.2)
Total stockholders’ equity	1,217.8	1,226.3
Total liabilities and stockholders’ equity	$2,432.3	$2,493.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2.1	$94.3	$(12.1)	$159.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24.9	20.6	50.5	39.2
Income from unconsolidated affiliates	(1.2)	(4.1)	(1.8)	(11.3)
Gain on sale or impairment of long-lived assets	(0.5)	(0.7)	(0.5)	(0.7)
Gain on acquisition	—	(35.9)	—	(35.9)
Other operating credits and charges, net	0.6	5.4	0.6	7.0
Stock-based compensation related to stock plans	2.4	2.1	4.5	4.2
Exchange gain (loss) on remeasurement	(3.9)	0.2	1.3	(0.1)
Cash settlement of contingencies	0.5	(0.3)	—	(0.4)
Cash settlements of warranties, net of accruals	(2.3)	(2.3)	(5.0)	(4.3)
Pension expense, net of cash payments	0.7	1.1	1.3	2.6
Non-cash interest expense, net	0.1	0.2	0.6	0.6
Other adjustments, net	0.6	0.1	0.4	0.9
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in receivables	(2.8)	34.5	(67.2)	(17.9)
(Increase) decrease in inventories	40.0	20.5	(11.3)	(28.1)
(Increase) decrease in other current assets	(1.8)	(7.4)	0.7	(6.0)
Increase (decrease) in accounts payable and accrued liabilities	(38.4)	(3.2)	(6.0)	8.9
Increase (decrease) in deferred income taxes	(5.8)	21.7	(13.8)	45.5
Net cash provided by (used in) operating activities	15.2	146.8	(57.8)	163.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(18.2)	(12.4)	(42.2)	(25.6)
Investments in and refunds from joint ventures	—	7.1	—	13.9
Proceeds from sales of assets	0.7	1.7	0.8	1.7
Acquisitions, net of cash	—	(67.4)	—	(67.4)
(Increase) decrease in restricted cash under letters of credit/credit facility	1.2	(0.1)	1.0	1.4
Net cash used in investing activities	(16.3)	(71.1)	(40.4)	(76.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(2.6)	(1.1)	(3.6)
Short term borrowings, net of repayments	—	(0.1)	—	(0.1)
Taxes paid related to net share settlement of equity awards	(0.1)	(0.2)	(1.5)	(12.0)
Other, net	—	—	—	0.1
Net cash used in financing activities	(0.1)	(2.9)	(2.6)	(15.6)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	4.2	(2.6)	(1.3)	(2.2)
Net increase (decrease) in cash and cash equivalents	3.0	70.2	(102.1)	69.8
Cash and cash equivalents at beginning of period	551.7	560.5	656.8	560.9
Cash and cash equivalents at end of period	$554.7	$630.7	$554.7	$630.7
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	152.0	$152.0	(10.9)	$(232.2)	$508.0	$887.7	$(89.2)	$1,226.3
Net loss	—	—	—	—	—	(12.1)	—	(12.1)
Issuance of shares for employee stock plans and stock-based compensation	—	—	0.4	8.0	(8.5)	—	—	(0.5)
Taxes paid related to net share settlement of equity awards	—	—	(0.1)	(1.5)	—	—	—	(1.5)
Compensation expense associated with stock awards	—	—	—	—	4.4	—	—	4.4
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Balance, June 30, 2014	152.0	$152.0	(10.6)	$(225.7)	$503.9	$875.6	$(88.0)	$1,217.8
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
NOTE 2 – STOCK-BASED COMPENSATION
At June 30, 2014, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $4.5 million for the six months ended June 30, 2014 and $4.2 million for the six months ended June 30, 2013.
Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. For directors, these options historically have become exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At June 30, 2014, 5.2 million shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first six months of the respective years noted:

	2014	2013
Expected stock price volatility	57.5%	69.2%
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	0.9%
Expected life of options (in years)	5 years	5 years
Weighted average fair value of options and SSARs granted	$9.03	$11.68

The following table summarizes stock options and SSARs outstanding as of June 30, 2014, as well as activity during the six month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2014	6,937	$14.26
Options granted	494	18.09
Options exercised	(3)	15.27
Options canceled	(375)	21.05
Options outstanding at June 30, 2014	7,053	$14.17	5.0	$26.2
Vested and expected to vest at June 30, 2014(1)	6,701	—	—	$24.8
Options exercisable at June 30, 2014	6,051	$13.91	—	$24.2
_______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on June 30, 2014. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of June 30, 2014, there was $6.3 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.8 years. LP recorded compensation expense related to these awards in the first six months of 2014 of $1.9 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The employee awards vest three years from date of grant and awards to directors vest one year from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value at the time of grant approximates the fair value. LP recorded compensation expense related to these awards in the first six months of 2014 of $1.4 million. As of June 30, 2014, there was $4.2 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.3 years.
The following table summarizes incentive share awards outstanding as of June 30, 2014 as well as activity during the six months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2014	752,595
Incentive share awards granted	146,095
Incentive share awards vested	(287,912)
Incentive share awards canceled	(13,456)
Incentive shares outstanding at June 30, 2014	597,322	1.3	$9.0
Vested and expected to vest at June 30, 2014(1)	567,456	—	$8.5
_______________

(1)	Incentive shares expected to vest based upon historical forfeiture rate

Restricted Stock
LP grants restricted stock to certain senior employees. The shares for employees vest three years from the date of grant and for directors vest five years from date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. As of June 30, 2014, there was $3.5 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.4 years.
The following table summarizes the restricted stock outstanding as of June 30, 2014 as well as activity during the six months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2014	512,085	$11.48
Restricted stock awards granted	122,649	17.93
Restrictions lapsed	(160,567)	9.64
Restricted stock canceled	(11,021)	12.35
Restricted stock awards at June 30, 2014	463,146	$13.80
Compensation expense related to these awards recognized in the first six months of 2014 was $1.0 million.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. LP recorded compensation expense related to these awards of $0.2 million in the first six months of 2014. As of June 30, 2014, there was $0.7 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 1.8 years.
Phantom stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan, phantom stock units are no longer granted to directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants are recognized over the vesting period and is included in stock-based compensation expense. Since these awards are settled in cash, such awards are required to be remeasured based upon the changes in LP's stock price. As of June 30, 2014, LP had 75,816 shares outstanding under this program.
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

The following table summarizes assets and liabilities measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.5	$—	$—	$4.5
Trading securities	2.2	2.2	—	—
Contingent consideration	3.8	—	—	3.8

Dollar amounts in millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3.7	$—	$—	$3.7
Trading securities	2.0	2.0	—	—
Contingent consideration	3.8	—	—	3.8
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2012	$2.0	$—
Contingent consideration pursuant to business combination	—	24.3
Total unrealized gains included in other comprehensive income	2.0	—
Balance at June 30, 2013	$4.0	$24.3

Balance at December 31, 2013	$3.7	$3.8
Adjustment to contingent consideration fair value	—	0.1
Total unrealized gains included in other comprehensive income	0.8	—
Foreign exchange rate changes	—	(0.1)
Balance at June 30, 2014	$4.5	$3.8
LP estimated the Senior Notes maturing in 2020 to have a fair value of $386.8 million at June 30, 2014 and $390.3 million at December 31, 2013 based upon market quotations.
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

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) common shares:
Income (loss) from continuing operations	$2.1	$94.1	$(12.1)	$159.1
Income from discontinued operations	—	0.2	—	0.3
Net income (loss)	$2.1	$94.3	$(12.1)	$159.4
Denominator:
Basic - weighted average common shares outstanding	140.8	139.1	140.8	138.8
Dilutive effect of stock warrants	1.3	2.7	—	2.9
Dilutive effect of stock plans	1.9	2.3	—	2.6
Diluted shares outstanding	144.0	144.1	140.8	144.3
Basic earnings per share:
Income (loss) from continuing operations	$0.01	$0.67	$(0.09)	$1.14
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) per share	$0.01	$0.68	$(0.09)	$1.15
Diluted earnings per share:
Income (loss) from continuing operations	$0.01	$0.65	$(0.09)	$1.10
Income from discontinued operations	—	—	—	—
Net income (loss) per share	$0.01	$0.65	$(0.09)	$1.10
For the quarter ended June 30, 2014, stock options, warrants and SSARs relating to approximately 4.1 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation. For the six months ended June 30, 2014, stock options, warrants and SSARs relating to approximately 3.5 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations. For the quarter and six months ended June 30, 2013, stock options and SSARs related to approximately 2.4 million and 2.3 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
At June 30, 2014, outstanding warrants were exercisable to purchase approximately 1,462,119 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	June 30, 2014	December 31, 2013
Trade receivables	$135.6	$69.2
Interest receivables	0.3	0.2
Income tax receivable	2.6	1.2
Other receivables	8.0	8.6
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$145.4	$78.1
Other receivables at June 30, 2014 and December 31, 2013 primarily consist of sales tax receivables, receivables from our joint venture, miscellaneous receivables and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2014	December 31, 2013
Logs	$29.3	$46.9
Other raw materials	21.7	27.8
Semi finished inventory	22.8	11.1
Finished products	161.8	138.6
Total	$235.6	$224.4
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of June 30, 2014 and December 31, 2013, LP included two OSB mills and various non-operating sites in its held for sale category. Subsequent to June 30, 2014, LP sold its Athens, Georgia facility for $11.9 million, which is included in "Assets held for sale" as of June 30, 2014. The current book values of assets held for sale by category is as follows:

Dollars in millions	June 30, 2014	December 31, 2013
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$6.9	$6.9
Buildings	6.2	6.2
Machinery and equipment	99.1	99.1
	112.2	112.2
Accumulated depreciation	(95.9)	(95.9)
Net property, plant and equipment	$16.3	$16.3

NOTE 8 – INCOME TAXES
Accounting standards state that companies account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amount thereof that is more likely than not to be realized. The likelihood of realizing deferred tax assets is evaluated by, among other things, estimating future taxable income, considering the future reversal of existing deferred tax liabilities to which the deferred tax assets may be applied and assessing the impact of tax planning strategies.
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
The income tax components and associated effective income tax rates for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014		2013
	Tax Benefit	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$(12.3)	(50)%	$47.2	23%
Discontinued operations	—	35%	0.2	35%
	$(12.3)	(50)%	$47.4	23%
For the first six months of 2014, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes, the effect of foreign tax rates and the effects of foreign exchange on functional currencies.  For the first six months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions.
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
As a result of certain recognition requirements of ASC 718 Compensation -- Stock Compensation, certain deferred tax assets as of June 30, 2014 are not recognized in relation to amounts of tax deductions for equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $13.2 million if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. The U.S. Internal Revenue Service (IRS) has proposed certain adjustments to the federal returns for tax years 2007 - 2009, and LP is currently engaged in settlement discussions with the IRS Appeals Office. During the third quarter of 2013, LP deposited $17.1 million with the IRS to suspend the accrual of interest pending the resolution of these matters. The deposit is included within other assets on the Consolidated Balance Sheet. LP remains subject to U.S. federal examinations of tax years 2010 through 2012, as well as state and local tax examinations for the tax years 2007 through 2012. Canadian federal income tax returns for years 2010 through 2013 are subject to examination and no examinations are currently in progress. Quebec provincial returns have been audited and effectively settled through 2012. As of June 30, 2014, Chilean returns for years 2010 - 2012 are under review by the Chilean Tax Office. Brazilian returns for years 2009 - 2013 are subject to audit, but no examinations are currently in progress.
NOTE 9 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and six months ended June 30, 2014 and June 30, 2013 is reflected in the table below and is described in the paragraphs following the table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2014	2013	2014	2013
Other operating charges and credits net:
Adjustment related to prior year inventory	$—	$—	$—	$(1.6)
Adjustment related to prior year depreciation	—	(1.5)	—	(1.5)
Additions to environmental related contingency reserve	(0.5)	—	(0.5)	—
Contingent consideration fair value adjustment	(0.1)	—	(0.1)	—
Adjustment to product related warranty reserves	—	(4.1)	—	(4.1)
Other	—	0.2	—	0.2
	$(0.6)	$(5.4)	$(0.6)	$(7.0)
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	$—	$(1.8)	$—	$(1.8)
Addition to contingency reserves	—	(0.9)	—	(0.9)
	$—	$(2.7)	$—	$(2.7)
During the second quarter of 2014, LP recorded a loss of $0.5 million related to an environmental contingency reserve. LP also recorded a loss of $0.1 million related to the fair market value adjustment of the contingent consideration payable in connection with a business combination.
During the first quarter of 2013, LP recorded a loss of $1.6 million related to a prior year inventory adjustment.
During the second quarter of 2013, LP recorded a loss of $1.5 million related to a correction of prior years depreciation amounts associated with LP's South American operations and a loss of $4.1 million related to adjustments in product related warranty reserves associated with Canexel products sold in certain geographic areas from 2004 to 2008.
Additionally, during 2013, other operating charges and credits included in Equity in (income) loss from unconsolidated affiliates is a charge of $1.8 million related to a valuation allowance on the joint venture's books associated with deferred tax assets, as well as a loss of $0.9 million associated with the recording of a contingent liability from prior years.

NOTE 10 – TRANSACTIONS WITH AFFILIATES
LP has an equity investment in Abitibi-LP, a manufacturer of I-joists with Resolute Forest Products. LP sells products and raw materials to Abitibi-LP and purchases products for resale from Abitibi-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended June 30, 2014 and 2013, LP sold $2.7 million and $3.9 million of products to Abitibi-LP and purchased $16.0 million and $13.5 million of I-joists from Abitibi-LP. For the six month period ended June 30, 2014 and 2013, LP sold $5.2 million and $7.4 million of products to Abitibi-LP and purchased $28.2 million and $24.5 million of I-joists from Abitibi-LP. Included in LP’s Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 are $0.7 million and $0.8 million in accounts receivable from this affiliate.
Prior to LP's purchase of the remaining joint venture interest from Canfor-LP in May 2013, LP purchased $38.0 million and $98.2 million of OSB from Canfor-LP during the quarter and six months ended June 30, 2013.
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

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2014	2013	2014	2013
Net sales:
OSB	$223.7	$306.2	$418.6	$592.9
Siding	169.7	152.7	313.2	286.5
Engineered Wood Products	80.6	60.9	147.0	124.3
South America	41.9	44.3	78.5	89.4
Other	4.0	3.7	7.7	6.4
Intersegment Sales	(1.4)	(0.8)	(1.8)	(1.4)
	$518.5	$567.0	$963.2	$1,098.1
Operating profit (loss):
OSB	$(5.5)	$95.4	$(7.4)	$193.5
Siding	25.9	27.1	45.1	47.8
Engineered Wood Products	(5.0)	(5.1)	(8.1)	(8.6)
South America	4.0	6.3	8.2	12.5
Other	(1.3)	(2.2)	(2.0)	(3.8)
Other operating credits and charges, net	(0.6)	(5.4)	(0.6)	(7.0)
Other operating credits and charges associated with unconsolidated affiliates	—	(2.7)	—	(2.7)
Gain on sale or impairment of long-lived assets	0.5	0.7	0.5	0.7
General corporate and other expenses, net	(20.7)	(21.3)	(48.0)	(43.9)
Foreign currency gains (losses)	3.8	(3.6)	(0.5)	(4.3)
Gain on acquisition	—	35.9	—	35.9
Investment income	1.7	3.1	3.5	6.6
Interest expense, net of capitalized interest	(7.4)	(9.8)	(15.1)	(20.4)
Income (loss) from continuing operations before taxes	(4.6)	118.4	(24.4)	206.3
Provision (benefit) for income taxes	(6.7)	24.3	(12.3)	47.2
Income (loss) from continuing operations	$2.1	$94.1	$(12.1)	$159.1
NOTE 13 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2014, there were no indications of impairment for the asset grouping that includes the company's indefinitely curtailed facilities. As of June 30, 2014, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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

NOTE 14 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	June 30, 2014	December 31, 2013
Environmental reserves	$15.0	$14.9
Other reserves	0.8	0.4
Total contingency reserves	15.8	15.3
Current portion of contingency reserves	(2.0)	(2.0)
Long-term portion of contingency reserves	$13.8	$13.3
See Note 11 for discussion of legal and environmental matters.

NOTE 15 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and six months ended June 30, 2014 and 2013. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2014	2013	2014	2013
Service cost	$0.9	$0.8	$1.9	$1.6
Interest cost	3.6	3.3	7.3	6.5
Expected return on plan assets	(4.2)	(4.1)	(8.5)	(8.2)
Amortization of prior service cost	—	—	—	0.1
Amortization of net loss	1.4	1.9	2.8	3.7
Net periodic pension cost	$1.7	$1.9	$3.5	$3.7
During the six months ended June 30, 2014 and 2013, LP recognized $3.5 million and $3.7 million of pension expense for all of LP's defined benefit pension plans.
During the six months ended June 30, 2014, LP made $2.2 million in pension contributions for LP's Canadian benefit plans. LP expects to contribute $11.0 million to $13.0 million to its pension plans in 2014.
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

LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and six months of 2014 and 2013 are summarized in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2014	2013	2014	2013
Beginning balance	$26.2	$19.4	$29.3	$21.4
Accrued to expense	0.1	—	0.3	0.3
Adjusted to other operating credits and charges	—	4.1	—	4.1
Foreign currency translation	0.5	—	0.1	—
Payments made	(2.5)	(2.5)	(5.4)	(4.8)
Total warranty reserves	24.3	21.0	24.3	21.0
Current portion of warranty reserves	(12.0)	(12.0)	(12.0)	(12.0)
Long-term portion of warranty reserves	$12.3	$9.0	$12.3	$9.0
During the second quarter of 2013, LP increased the warranty reserves related to CanExel siding products by $4.1 million. The additional reserves reflect revised estimates of future claim payments based upon an increase in CanExel warranty claims related to a specific geographic location and for a specific time period. LP continues to monitor warranty and other claims associated with these products and believes as of June 30, 2014 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
LP believes that the warranty reserve balances as of June 30, 2014 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2014:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2014	$(21.0)	$(69.0)	$2.1	$(1.7)	$(89.6)
Other comprehensive income before reclassifications	0.7	1.7	0.4	—	2.8
Amounts reclassified from accumulated comprehensive income	—	(1.2)	—	—	(1.2)
Net current-period other comprehensive income	0.7	0.5	0.4	—	1.6
Balance at June 30, 2014	$(20.3)	$(68.5)	$2.5	$(1.7)	$(88.0)

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2013	$(19.2)	$(70.3)	$2.0	$(1.7)	$(89.2)
Other comprehensive income (loss) before reclassifications	(1.1)	4.3	0.5	—	3.7
Amounts reclassified from accumulated comprehensive income	—	(2.5)	—	—	(2.5)
Net current-period other comprehensive income (loss)	(1.1)	1.8	0.5	—	1.2
Balance at June 30, 2014	$(20.3)	$(68.5)	$2.5	$(1.7)	$(88.0)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2013:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2013	$(5.7)	$(97.6)	$(0.3)	$1.3	$(2.0)	$(104.3)
Other comprehensive income (loss) before reclassifications	(9.0)	3.0	—	0.9	—	(5.1)
Amounts reclassified from accumulated comprehensive income	—	(1.4)	—	—	—	(1.4)
Net current-period other comprehensive income (loss)	(9.0)	1.6	—	0.9	—	(6.5)
Balance at June 30, 2013	$(14.7)	$(96.0)	$(0.3)	$2.2	$(2.0)	$(110.8)

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2012	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Other comprehensive income (loss) before reclassifications	(7.1)	5.7	—	1.2	—	(0.2)
Amounts reclassified from accumulated comprehensive income	—	(2.7)	—	—	—	(2.7)
Net current-period other comprehensive income (loss)	(7.1)	3.0	—	1.2	—	(2.9)
Balance at June 30, 2013	$(14.7)	$(96.0)	$(0.3)	$2.2	$(2.0)	$(110.8)

Reclassifications from accumulated other comprehensive loss for the quarter and six months ended June 30, 2014 and June 30, 2013 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive loss
	Quarter Ended June 30,		Six Months Ended June 30,
Details about accumulated other comprehensive income components	2014	2013	2014	2013	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$—	$—	$—	$0.1	(a)
Actuarial loss	1.4	1.9	2.8	3.7	(a)
Transition obligation	0.3	—	0.7	(0.1)	(a)
	1.7	1.9	3.5	3.7	Total before tax
	0.5	0.5	1.0	1.0	Tax benefit
Total reclassifications	$1.2	$1.4	$2.5	$2.7	Net of tax
____________
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, see Note 15 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

NOTE 18 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2014 and June 30, 2013 are provided in the following table:

Dollar amounts in millions	2014	2013
Beginning balance, January 1,	$9.7	$—
Additions	—	9.7
Total goodwill	$9.7	$9.7

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

Dollar amounts in millions	June 30, 2014	December 31, 2013
Timber licenses (recorded as part of Timber and timberlands)	$66.7	$68.2
Other	0.1	0.1
Total	$66.8	$68.3

Customer relationships and other intangibles are included in Other assets in the Consolidated Balance Sheet.

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
2014	$3.4
2015	3.4
2016	4.2
2017	4.2
2018	4.2

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

Sales and operating profit included in discontinued operations for the quarter and six months ended June 30, 2014 and 2013 are as follows:

Dollars amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$—	$5.7	$—	$12.0
Operating profit	—	0.2	—	0.5

NOTE 20 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard will impact presentation only and will not have an effect on LP's consolidated results of operations and financial position.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the quarter and first six months of 2014, the U.S. Department of Census reported that actual U.S. single and multi-family housing starts were 12% higher than for the second quarter of 2013 and 6% higher than the comparable six month period. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 37% lower for the second quarter of 2014 than for the same period in 2013.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2013 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For the second quarter of 2014, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2014, we excluded from our estimates approximately $2.4 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2014, we had established valuation allowances against certain deferred tax assets, primarily related to state carryovers of net operating losses and credits and capital losses in state and foreign jurisdictions. We have not established valuation allowances against other deferred tax assets based upon our review of the evidence supporting their realization. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, net, other operating charges and credits associated with joint ventures, certain acquisition-related expenses, gain on acquisitions, depreciation included in equity in (income) loss of unconsolidated affiliates and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended June 30, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$223.7	$169.7	$80.6	$41.9	$4.0	$(1.4)	$518.5
Depreciation and amortization	13.5	4.3	3.9	2.6	—	0.6	24.9
Cost of sales and selling and administrative	215.7	139.5	82.9	35.3	5.3	18.7	497.4
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.5)	(0.5)
Other operating credits and charges, net	—	—	—	—	—	0.6	0.6
Total operating costs	229.2	143.8	86.8	37.9	5.3	19.4	522.4
Income (loss) from operations	(5.5)	25.9	(6.2)	4.0	(1.3)	(20.8)	(3.9)
Total non-operating expense	—	—	—	—	—	(1.9)	(1.9)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(5.5)	25.9	(6.2)	4.0	(1.3)	(22.7)	(5.8)
Income tax benefit	—	—	—	—	—	(6.7)	(6.7)
Equity in income of unconsolidated affiliates	—	—	(1.2)	—	—	—	(1.2)
Income (loss) from continuing operations	$(5.5)	$25.9	$(5.0)	$4.0	$(1.3)	$(16.0)	$2.1
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(5.5)	$25.9	$(5.0)	$4.0	$(1.3)	$(16.0)	$2.1
Income tax benefit	—	—	—	—	—	(6.7)	(6.7)
Interest expense, net of capitalized interest	—	—	—	—	—	7.4	7.4
Depreciation and amortization	13.5	4.3	3.9	2.6	—	0.6	24.9
EBITDA from continuing operations	8.0	30.2	(1.1)	6.6	(1.3)	(14.7)	27.7
Stock based compensation expense	0.3	0.1	0.2	—	—	1.8	2.4
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.5)	(0.5)
Investment income	—	—	—	—	—	(1.7)	(1.7)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	(2.3)	(2.3)
Other operating credits and charges, net	—	—	—	—	—	0.6	0.6
Depreciation included in equity in (income) loss of unconsolidated affiliates	—	—	0.1	—	—	—	0.1
Adjusted EBITDA from continuing operations	$8.3	$30.3	$(0.8)	$6.6	$(1.3)	$(16.8)	$26.3

Three Months Ended June 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$306.2	$152.7	$60.9	$44.3	$3.7	$(0.8)	$567.0
Depreciation and amortization	10.6	4.4	2.6	2.5	—	0.5	20.6
Cost of sales and selling and administrative	206.7	121.2	61.4	35.5	5.5	22.7	453.0
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Other operating credits and charges, net	—	—	—	—	—	5.4	5.4
Total operating costs	217.3	125.6	64.0	38.0	5.5	27.9	478.3
Income (loss) from operations	88.9	27.1	(3.1)	6.3	(1.8)	(28.7)	88.7
Total non-operating expense	—	—	—	—	—	25.6	25.6
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	88.9	27.1	(3.1)	6.3	(1.8)	(3.1)	114.3
Provision for income taxes	—	—	—	—	—	24.3	24.3
Equity in (income) loss of unconsolidated affiliates	(6.5)	—	2.0	—	0.4	—	(4.1)
Income (loss) from continuing operations	$95.4	$27.1	$(5.1)	$6.3	$(2.2)	$(27.4)	$94.1
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$95.4	$27.1	$(5.1)	$6.3	$(2.2)	$(27.4)	$94.1
Provision for income taxes	—	—	—	—	—	24.3	24.3
Interest expense, net of capitalized interest	—	—	—	—	—	9.8	9.8
Depreciation and amortization	10.6	4.4	2.6	2.5	—	0.5	20.6
EBITDA from continuing operations	106.0	31.5	(2.5)	8.8	(2.2)	7.2	148.8
Stock based compensation expense	0.3	0.2	0.1	—	—	1.5	2.1
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Investment income	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	5.4	5.4
Other operating credit and charges associated with unconsolidated affiliates	—	—	—	—	—	2.7	2.7
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Depreciation included in equity in income (loss) of unconsolidated affiliates	1.4	—	0.1	—	0.8	—	2.3
Adjusted EBITDA from continuing operations	$107.7	$31.7	$(2.3)	$8.8	$(1.4)	$(22.9)	$121.6

Six Months Ended June 30, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$418.6	$313.2	$147.0	$78.5	$7.7	$(1.8)	$963.2
Depreciation and amortization	27.1	8.5	8.5	4.9	—	1.5	50.5
Cost of sales and selling and administrative	398.9	259.6	148.4	65.4	9.7	44.7	926.7
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.5)	(0.5)
Other operating credits and charges, net	—	—	—	—	—	0.6	0.6
Total operating costs	426.0	268.1	156.9	70.3	9.7	46.3	977.3
Income (loss) from operations	(7.4)	45.1	(9.9)	8.2	(2.0)	(48.1)	(14.1)
Total non-operating expense	—	—	—	—	—	(12.1)	(12.1)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(7.4)	45.1	(9.9)	8.2	(2.0)	(60.2)	(26.2)
Benefit for income taxes	—	—	—	—	—	(12.3)	(12.3)
Equity in income of unconsolidated affiliates	—	—	(1.8)	—	—	—	(1.8)
Income (loss) from continuing operations	$(7.4)	$45.1	$(8.1)	$8.2	$(2.0)	$(47.9)	$(12.1)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(7.4)	$45.1	$(8.1)	$8.2	$(2.0)	$(47.9)	$(12.1)
Benefit for income taxes	—	—	—	—	—	(12.3)	(12.3)
Interest expense, net of capitalized interest	—	—	—	—	—	15.1	15.1
Depreciation and amortization	27.1	8.5	8.5	4.9	—	1.5	50.5
EBITDA from continuing operations	19.7	53.6	0.4	13.1	(2.0)	(43.6)	41.2
Stock based compensation expense	0.5	0.3	0.3	—	—	3.4	4.5
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.5)	(0.5)
Investment income	—	—	—	—	—	(3.5)	(3.5)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	6.8	6.8
Other operating credits and charges, net	—	—	—	—	—	0.6	0.6
Depreciation included in equity in (income) loss of unconsolidated affiliates	—	—	0.1	—	—	—	0.1
Adjusted EBITDA from continuing operations	$20.2	$53.9	$0.8	$13.1	$(2.0)	$(36.8)	$49.2

Six Months Ended June 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$592.9	$286.5	$124.3	$89.4	$6.4	$(1.4)	$1,098.1
Depreciation and amortization	19.0	8.3	5.9	5.1	—	0.9	39.2
Cost of sales and selling and administrative	394.9	230.4	124.8	71.8	9.2	44.3	875.4
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Other operating credits and charges, net	—	—	—	—	—	7.0	7.0
Total operating costs	413.9	238.7	130.7	76.9	9.2	51.5	920.9
Income (loss) from operations	179.0	47.8	(6.4)	12.5	(2.8)	(52.9)	177.2
Total non-operating expense	—	—	—	—	—	17.8	17.8
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	179.0	47.8	(6.4)	12.5	(2.8)	(35.1)	195.0
Provision for income taxes	—	—	—	—	—	47.2	47.2
Equity in (income) loss of unconsolidated affiliates	(14.5)	—	2.2	—	1.0	—	(11.3)
Income (loss) from continuing operations	$193.5	$47.8	$(8.6)	$12.5	$(3.8)	$(82.3)	$159.1
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$193.5	$47.8	$(8.6)	$12.5	$(3.8)	$(82.3)	$159.1
Provision for income taxes	—	—	—	—	—	47.2	47.2
Interest expense, net of capitalized interest	—	—	—	—	—	20.4	20.4
Depreciation and amortization	19.0	8.3	5.9	5.1	—	0.9	39.2
EBITDA from continuing operations	212.5	56.1	(2.7)	17.6	(3.8)	(13.8)	265.9
Stock based compensation expense	0.5	0.3	0.2	—	—	3.2	4.2
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.7)	(0.7)
Investment income	—	—	—	—	—	(6.6)	(6.6)
Other operating credits and charges, net	—	—	—	—	—	7.0	7.0
Other operating credits and charges associated with joint ventures	—	—	—	—	—	2.7	2.7
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Depreciation included in equity in loss of unconsolidated affiliates	3.4	—	0.1	—	1.6	—	5.1
Adjusted EBITDA from continuing operations	$216.4	$56.4	$(2.4)	$17.6	$(2.2)	$(44.1)	$241.7
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income for the second quarter of 2014 was $2.1 million, or $0.01 per diluted share, on sales of $518.5 million, compared to net income for the second quarter of 2013 of $94.3 million, or $0.65 per diluted shares, on sales of $567.0 million. For the second quarter of 2014, income from continuing operations was $2.1 million, or $0.01 per diluted share, compared to income from continuing operations of $94.1 million, or $0.65 per diluted share, for the second quarter of 2013. Sales and operating results were negatively impacted by a 36% decrease in OSB prices in the second quarter of 2014 as compared to the year ago quarter.
Our net loss for the first six months of 2014 was $12.1 million, or $0.09 per diluted share, on sales of $963.2 million, compared to net income for the first six months of 2013 of $159.4 million, or $1.10 per diluted share, on sales of $1,098.1 million. For the first six months of 2014, loss from continuing operations was $12.1 million, or $0.09 per diluted share, compared to income of $159.1 million, or $1.10 per diluted share for the first six months of 2013. Sales and operating results were negatively impacted by a 37% decrease in OSB prices in the first six months of 2014 as compared to the first six months of 2013.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating income, and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales	$223.7	$306.2	(27)%	$418.6	$592.9	(29)%
Operating income (loss)	(5.5)	95.4	(106)%	(7.4)	193.5	(104)%
Adjusted EBITDA from continuing operations	8.3	107.7	(92)%	20.2	216.4	(91)%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2014 compared to the quarter and six months ended June 30, 2013 are as follows:

	Quarter Ended June 30, 2014 versus 2013		Six Months Ended June 30, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(36)%	11%	(37)%	9%
For both the quarter and six months ended June 30, 2014, OSB prices decreased as compared to the corresponding periods in 2013. The decline in OSB prices was likely due, in part, to a slower than anticipated U.S. housing market recovery. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $118.1 million for the quarter and $231.0 million for the six months ended June 30, 2014 as compared to the same periods in 2013. Sales volumes for the quarter and six month periods showed an increase over the comparable periods of 2013, consistent with industry shipments.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales	$169.7	$152.7	11%	$313.2	$286.5	9%
Operating income	25.9	27.1	(4)%	45.1	47.8	(6)%
Adjusted EBITDA from continuing operations	30.3	31.7	(4)%	53.9	56.4	(4)%
Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
SmartSide Siding	$155.5	$122.6	27%	$280.3	$228.9	22%
Commodity OSB	3.6	16.6	(78)%	8.8	29.7	(70)%
CanExel siding	10.6	13.5	(21)%	24.1	27.9	(14)%
Total	$169.7	$152.7	11%	$313.2	$286.5	9%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2014 compared to the quarter and six months ended June 30, 2013 are as follows:

	Quarter Ended June 30, 2014 versus 2013		Six Months Ended June, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	9%	15%	8%	13%
Commodity OSB	(37)%	(60)%	(37)%	(47)%
CanExel siding	(6)%	(10)%	(7)%	2%
For the quarter and six months ended June 30, 2014 compared to the corresponding periods in 2013, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide siding product line for the quarter and six month periods ended June 30, 2014 as compared to the corresponding periods in 2013 were higher due to a price increase as well as changes in product mix.
For CanExel, sales volumes decreased during the second quarter of 2014 as compared to the corresponding period in 2013 due to reduced housing starts in Canada and lower European sales. Sales volumes increased in the first six months of 2014 as compared to the corresponding period in 2013 due to customers increasing the volumes purchased through our annual winter promotional program which encourages customers to buy products in advance of the building season at a discounted price. Sales prices were lower for the quarter and six month periods of 2014 as compared to the corresponding periods in 2013 due to the impact of the Canadian dollar weakening as a majority of these sales are made in Canada.
For the quarter and first six months of 2014, sales prices decreased as compared to the same period in the prior year for our commodity OSB products as discussed in the OSB segment above. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $2.1 million for the quarter and $5.2 million for the six months ended June 30, 2014 as compared to the corresponding periods of 2013. Volumes of commodity OSB were lower for the quarter and six months ended June 30, 2014 as compared to the comparable periods of 2013 due to increases in siding volume which reduced the production capacity available for OSB.
Overall, the reduction in operating results for our siding segment for the quarter and six month periods ended June 30, 2014, compared to the same periods in 2013, was primarily due to decreased OSB pricing which was partially offset by higher siding sales.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by Abitibi-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales	$80.6	$60.9	32%	$147.0	$124.3	18%
Operating losses	(5.0)	(5.1)	2%	(8.1)	(8.6)	6%
Adjusted EBITDA from continuing operations	(0.8)	(2.3)	65%	0.8	(2.4)	133%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
LVL/LSL	$37.7	$30.3	24%	$67.7	58.9	15%
I-Joist	27.8	21.6	29%	49.0	41.4	18%
Related products	15.1	9.0	68%	30.3	24.0	26%
Total	$80.6	$60.9	32%	$147.0	$124.3	18%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2014 compared to the quarter and six months ended June 30, 2013 are as follows:

	Quarter Ended June 30, 2014 versus 2013		Six Months Ended June, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	4%	26%	6%	14%
I-Joist	8%	27%	9%	15%
For the quarter and six months ended June 30, 2014, sales volumes of LVL/LSL and I-joists increased over the prior year due to improved market demand. Sales prices for LVL/LSL and I-joists for the quarter and six months ended June 30, 2014 increased due to price increases.
Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the quarter and six months ended June 30, 2014, compared to the same periods in 2013, the results of operations were relatively flat with higher production at our Houlton mill resulting in an increase in depreciation expense of approximately $1.7 million.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales	$41.9	$44.3	(5)%	$78.5	$89.4	(12)%
Operating income	4.0	6.3	(37)%	8.2	12.5	(34)%
Adjusted EBITDA from continuing operations	6.6	8.8	(25)%	13.1	17.6	(26)%

Sales in this segment by production location were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Chile	$24.5	$32.2	(24)%	$46.0	$62.5	(26)%
Brazil	17.4	12.1	44%	32.5	26.9	21%
Total	$41.9	$44.3	(5)%	$78.5	$89.4	(12)%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2014 compared to the quarter and six months ended June 30, 2013 are as follows:

	Quarter Ended June 30, 2014 versus 2013		Six Months Ended June 30, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	(16)%	(9)%	(14)%	(14)%
Brazil	(2)%	48%	(3)%	25%
For the quarter ended June 30, 2014, compared to the prior year quarter, sales volumes in Chile were lower due to issues related to a political transition in Chile which has slowed housing activity. For the six months ended June 30, 2014, compared to the same period in 2013, sales volumes in Chile were lower due to the political transition in Chile and reduced production related to maintenance work completed. For the same period, sales volumes in Brazil are higher due to increased export sales.
Sales prices in Chile and Brazil declined for the quarter and six month periods ended June 30, 2014 as compared to the corresponding periods in 2013. Sales prices in Chile declined due to pricing pressure from increased imports and the impact of the fluctuations in the Chilean Peso relative to the U.S. dollar as a majority of these sales are in local markets. Sales prices in Brazil declined due to the impact of the fluctuations in the Brazilian Real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile decreased by 4% for the quarter and 1% for the six month periods and local currency selling prices in Brazil increased by 1% for the quarter and decreased by 3% for the six month periods as compared to the corresponding periods in 2013.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands, trucking operations and other minor products, services and closed operations which are not classified as discontinued operations. Additionally, our other products category included our U.S. Greenfiber joint venture interest which was sold during the fourth quarter of 2013.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales	$4.0	$3.7	8%	$7.7	$6.4	20%
Operating losses	(1.3)	(2.2)	41%	(2.0)	(3.8)	47%
Adjusted EBITDA from continuing operations	(1.3)	(1.4)	7%	(2.0)	(2.2)	9%
For the quarter and six months ended June 30, 2014, compared to the same periods in 2013, operating results in our other products businesses improved due to the elimination of the losses associated with our joint venture interest in U.S. Greenfiber, as partially offset by increased losses associated with non-operating sites.
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter and six months ended June 30, 2014, compared to the same periods in 2013, general corporate expenses decreased by 3% for the quarter and increased by 9% for the six month period and overall selling and administrative expenses increased by 3% and 9%. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. The increase in general corporate expenses as well as overall selling and administrative costs is primarily due to the support and maintenance costs related to our information technology system upgrade, marketing expenses in our siding business and expenses associated with our efforts to acquire Ainsworth.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2014	2013	2014	2013
Investment income	$1.5	$3.1	$3.2	$6.3
SERP market adjustments	0.2	—	0.3	0.3
Investment income	1.7	3.1	3.5	6.6

Interest expense	(7.6)	(10.0)	(15.6)	(20.2)
Amortization of debt charges	(0.2)	(0.4)	(0.5)	(0.8)
Capitalized interest	0.4	0.6	1.0	0.6
Interest expense, net of capitalized interest	(7.4)	(9.8)	(15.1)	(20.4)

Gain on acquisition	—	35.9	—	35.9
Foreign currency gain (loss)	3.8	(3.6)	(0.5)	(4.3)

Total non-operating income (expense)	$(1.9)	$25.6	$(12.1)	$17.8
INCOME TAXES
For the second quarter and first six months of 2014, we recorded income tax benefits on continuing operations of 146% and 50% as compared to income tax provisions of 21% and 23% in the comparable period of 2013. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the quarter and first six months of 2014 relate to state income taxes, the effect of foreign tax rates and the effect of foreign exchange on functional currencies. For the quarter and first six months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances associated with net operating loss carryforwards in various jurisdictions. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information on our plans. We estimate that our net periodic pension cost for 2014 will be approximately $5.6 million. If a curtailment or settlement occurs in 2014, this estimate may change significantly. We estimate that we will contribute approximately $11 million to $13 million to our defined benefit pension plans in 2014.
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
OPERATING ACTIVITIES
During the first six months of 2014, operating activities used $57.8 million of cash compared to providing $163.6 million of cash during the first six months of 2013. This change was primarily related to declines in operating results as well as reductions in our log inventories at certain mills.
During the first six months of 2014, our accounts receivable balance increased due to issues related to the implementation of an enterprise resource planning (ERP) system as of January 1, 2014. Although no substantial change occurred associated with credit terms, we have experienced numerous delays in invoice processing and collections resulting in an increase in the number of days sales outstanding.
INVESTING ACTIVITIES
During the first six months of 2014, cash used in investing activities was approximately $40.4 million. Capital expenditures in the first six months of 2014 were $42.2 million. Included in “Accounts payable” is $6.2 million related to capital expenditures that had not yet been paid as of June 30, 2014.
During the first six months of 2013, cash used in investing activities was approximately $76.0 million. Capital expenditures in the first six months of 2013 were $25.6 million. Acquisitions, net of cash acquired used $67.4 million in the first six months of 2013. Additionally, we received $13.9 million from our joint ventures and $1.7 million proceeds from the sale of assets. Included in “Accounts payable” was $2.2 million related to capital expenditures that had not yet been paid as of June 30, 2013.
Capital expenditures for 2014 are expected to be approximately $100 million related to projects for productivity improvements and maintenance projects.
FINANCING ACTIVITIES
During the first six months of 2014 cash used by financing activities was $2.6 million. We used $1.1 million to repay outstanding debt in the first six months of 2014 and $1.5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first six months of 2013, cash used by financing activities was $15.6 million. We made payments of $3.6 million on the loans during the first six months of 2013. We used $12.0 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2014, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of June 30, 2014, the fair value of facilities that have not been indefinitely curtailed was substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at June 30, 2014, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of June 30, 2014, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Oriented strand board, million square feet 3/8" basis(1)	1,066	1,000	2,032	1,892
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	16	46	45	84
Wood-based siding, million square feet 3/8" basis	266	266	539	517
Engineered I-Joist, million lineal feet(1)	21	18	42	37
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	2,343	1,961	4,671	3,862

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2010	$214	$210	$220
2011	$154	$172	$186
2012	$269	$260	$271
2013 1st Qtr. Avg.	$419	$420	$417
2013 2nd Qtr. Avg.	$328	$320	$347
2014 1st Qtr. Avg.	$219	$228	$219
2014 2nd Qtr. Avg	$206	$217	$219

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 47% of our North American sales in the first six months of 2014 compared to 59% in the comparable period of 2013, and 57% and 48% of our North American sales in 2012 and 2011 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Many of the Canadian forestlands from which we obtain wood fiber also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Many aboriginal groups are actively engaged in treaty discussions with the government of Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2013 was $51.8 million. Although we expect to contribute $11.0 million to $13.0 million to our plans in 2014, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

LOUISIANA-PACIFIC CORPORATION

Date:	August 5, 2014	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	August 5, 2014	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)