Form 10-Q
period 2014-09-30
LOUISIANA-PACIFIC CORP
filed 2014-11-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,211,522 shares of Common Stock, $1 par value, outstanding as of November 5, 2014.
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in governmental fiscal and monetary policies and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in the cost of and availability of transportation;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, Brazilian real and the Chilean peso;

•	changes in general and industry specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product related litigation and other legal proceedings;

•	governmental gridlock and curtailment of government services and spending; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$518.1	$507.4	$1,481.3	$1,605.5
Operating costs and expenses:
Cost of sales	477.0	416.3	1,326.9	1,221.7
Depreciation and amortization	26.9	25.8	77.4	65.0
Selling and administrative	31.9	33.5	108.7	103.6
(Gain) loss on sale or impairment of long-lived assets, net	(3.6)	0.3	(4.1)	(0.4)
Other operating credits and charges, net	0.5	(16.1)	1.1	(9.1)
Total operating costs and expenses	532.7	459.8	1,510.0	1,380.8
Income (loss) from operations	(14.6)	47.6	(28.7)	224.7

Non-operating income (expense):
Interest expense, net of capitalized interest	(8.3)	(7.6)	(23.4)	(28.0)
Investment income	0.9	1.7	4.4	8.3
Other non-operating items	(1.3)	0.2	(1.8)	31.8
Total non-operating income (expense)	(8.7)	(5.7)	(20.8)	12.1

Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	(23.3)	41.9	(49.5)	236.8
Provision (benefit) for income taxes	(3.6)	4.4	(15.9)	51.6
Equity in income of unconsolidated affiliates	(1.4)	—	(3.2)	(11.3)
Income (loss) from continuing operations	(18.3)	37.5	(30.4)	196.5

Income (loss) from discontinued operations before taxes	(3.2)	1.0	(3.2)	1.6
Provision (benefit) for income taxes	(1.1)	0.4	(1.1)	0.6
Income (loss) from discontinued operations	(2.1)	0.6	(2.1)	1.0

Net income (loss)	$(20.4)	$38.1	$(32.5)	$197.5
Income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$(0.13)	$0.27	$(0.22)	$1.41
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
Net income (loss) per share	$(0.14)	$0.27	$(0.23)	$1.42
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$(0.13)	$0.26	$(0.22)	$1.36
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
Net income (loss) per share	$(0.14)	$0.26	$(0.23)	$1.37

Average shares of stock outstanding - basic	140.8	140.0	140.9	139.1
Average shares of stock outstanding - diluted	140.8	144.0	140.9	144.1

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(20.4)	$38.1	(32.5)	$197.5
Other comprehensive income (loss)
Foreign currency translation adjustments	(9.5)	0.3	(10.6)	(6.8)
Unrealized loss on derivative instruments	—	(0.1)	—	(0.1)
Unrealized gain on marketable securities	—	(0.2)	0.5	1.0
Defined benefit pension plans	1.4	1.0	3.2	4.0
Other comprehensive income (loss), net of tax	(8.1)	1.0	(6.9)	(1.9)

Comprehensive income (loss)	$(28.5)	$39.1	$(39.4)	$195.6
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$579.9	$656.8
Receivables, net of allowance for doubtful accounts of $1.1 million at September 30, 2014 and December 31, 2013	142.6	78.1
Inventories	218.3	224.4
Other current assets	9.4	7.7
Deferred income taxes	23.2	50.9
Assets held for sale	9.3	16.3
Total current assets	982.7	1,034.2
Timber and timberlands	67.1	71.6
Property, plant and equipment, at cost	2,299.4	2,294.6
Accumulated depreciation	(1,443.4)	(1,407.8)
Net property, plant and equipment	856.0	886.8

Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Restricted cash	10.3	11.3
Investments in and advances to affiliates	6.4	3.2
Other assets	45.2	44.3
Total assets	$2,409.6	$2,493.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$2.3	$2.3
Accounts payable and accrued liabilities	171.9	161.9
Current portion of contingency reserves	2.0	2.0
Total current liabilities	176.2	166.2
Long-term debt, excluding current portion	759.2	762.7
Contingency reserves, excluding current portion	12.6	13.3
Other long-term liabilities	127.8	136.1
Deferred income taxes	142.1	188.7

Stockholders’ equity:
Common stock	152.0	152.0
Additional paid-in capital	506.3	508.0
Retained earnings	855.2	887.7
Treasury stock	(225.7)	(232.2)
Accumulated comprehensive loss	(96.1)	(89.2)
Total stockholders’ equity	1,191.7	1,226.3
Total liabilities and stockholders’ equity	$2,409.6	$2,493.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20.4)	$38.1	$(32.5)	$197.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26.9	25.8	77.4	65.0
Income from unconsolidated affiliates	(1.4)	—	(3.2)	(11.3)
(Gain) loss on sale or impairment of long-lived assets, net	(3.6)	0.3	(4.1)	(0.4)
Gain on acquisition	—	—	—	(35.9)
Gain on sale of discontinued operation	—	(1.7)	—	(1.7)
Early debt extinguishment	—	0.8	—	0.8
Payment of long-term deposit	—	(17.1)	—	(17.1)
Other operating credits and charges, net	0.5	(16.1)	1.1	(9.1)
Stock-based compensation related to stock plans	2.4	2.4	6.9	6.6
Exchange loss on remeasurement	(2.4)	(0.4)	(1.1)	(0.5)
Cash settlement of contingencies	(1.2)	—	(1.2)	(0.4)
Cash settlements of warranties, net of accruals	0.1	(3.4)	(4.9)	(7.7)
Pension contributions, net of expense	(5.1)	(0.1)	(3.8)	2.5
Non-cash interest expense, net	0.7	1.2	1.3	1.8
Other adjustments, net	—	0.3	0.4	1.2
Changes in assets and liabilities, net of acquisition:
Increase in receivables	(0.2)	(7.9)	(67.4)	(25.8)
(Increase) decrease in inventories	15.6	15.8	4.3	(12.3)
(Increase) decrease in other current assets	(2.5)	1.7	(1.8)	(4.3)
Increase in accounts payable and accrued liabilities	24.1	17.1	18.1	26.0
Increase (decrease) in deferred income taxes	(6.0)	2.4	(19.8)	47.9
Net cash provided by (used in) operating activities	27.5	59.2	(30.3)	222.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(12.6)	(17.7)	(54.8)	(43.3)
Investments in and refunds from joint ventures	—	—	—	13.9
Proceeds from sales of assets	12.0	15.0	12.8	16.7
Acquisitions, net of cash	—	—	—	(67.4)
Receipt of proceeds from notes receivable	—	91.4	—	91.4
(Increase) decrease in restricted cash under letters of credit/credit facility	(0.1)	(0.7)	0.9	0.7
Net cash provided by (used in) investing activities	(0.7)	88.0	(41.1)	12.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1.1)	(109.5)	(2.2)	(113.1)
Taxes paid related to net share settlement of equity awards	—	—	(1.5)	(12.0)
Other, net	—	(0.1)	—	(0.1)
Net cash used in financing activities	(1.1)	(109.6)	(3.7)	(125.2)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(0.5)	1.2	(1.8)	(1.0)
Net increase (decrease) in cash and cash equivalents	25.2	38.8	(76.9)	108.6
Cash and cash equivalents at beginning of period	554.7	630.7	656.8	560.9
Cash and cash equivalents at end of period	$579.9	$669.5	$579.9	$669.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	152.0	$152.0	(10.9)	$(232.2)	$508.0	$887.7	$(89.2)	$1,226.3
Net loss	—	—	—	—	—	(32.5)	—	(32.5)
Issuance of shares for employee stock plans and stock-based compensation	—	—	0.4	8.0	(8.6)	—	—	(0.6)
Taxes paid related to net share settlement of equity awards	—	—	(0.1)	(1.5)	—	—	—	(1.5)
Compensation expense associated with stock awards	—	—	—	—	6.9	—	—	6.9
Other comprehensive income	—	—	—	—	—	—	(6.9)	(6.9)
Balance, September 30, 2014	152.0	$152.0	(10.6)	$(225.7)	$506.3	$855.2	$(96.1)	$1,191.7
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
NOTE 2 – STOCK-BASED COMPENSATION
At September 30, 2014, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.4 million for the quarter ended September 30, 2014 and 2013, and $6.9 million for the nine months ended September 30, 2014 and $6.6 million for the nine months ended September 30, 2013.
Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. For employees, SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. Prior to January 1, 2013, options were granted to directors and became exercisable in 10% increments every three months, starting three months after the date of grant, and expire ten years after the date of grant. At September 30, 2014, 5.2 million shares were available under the current stock award plans for stock-based awards.
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

The following table summarizes stock options and SSARs outstanding as of September 30, 2014, as well as activity during the nine month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2014	6,937	$14.26
Options granted	494	18.09
Options exercised	(3)	15.27
Options canceled	(377)	21.08
Options outstanding at September 30, 2014	7,051	$14.17	4.8	$21.5
Vested and expected to vest at September 30, 2014(1)	6,698	—	—	$20.4
Options exercisable at September 30, 2014	6,054	$13.91	—	$20.0
_______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on September 30, 2014. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of September 30, 2014, there was $5.4 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.5 years. LP recorded compensation expense related to these awards in the first nine months of 2014 of $2.8 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The employee awards vest three years from date of grant and awards to directors vest one year from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value at the time of grant approximates the fair value. LP recorded compensation expense related to these awards in the first nine months of 2014 of $2.2 million. As of September 30, 2014, there was $3.8 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.0 years.
The following table summarizes incentive share awards outstanding as of September 30, 2014 as well as activity during the nine months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2014	752,595
Incentive share awards granted	183,890
Incentive share awards vested	(290,912)
Incentive share awards canceled	(19,474)
Incentive shares outstanding at September 30, 2014	626,099	1.0	$8.5
Vested and expected to vest at September 30, 2014(1)	594,794	—	$8.1
_______________

(1)	Incentive shares expected to vest based upon historical forfeiture rate

Restricted Stock
LP grants restricted stock to certain senior employees. The shares for employees vest three years from the date of grant and for directors vest five years from date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. As of September 30, 2014, there was $2.9 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.1 years.
The following table summarizes the restricted stock outstanding as of September 30, 2014 as well as activity during the nine months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2014	512,085	$11.48
Restricted stock awards granted	122,649	17.93
Restrictions lapsed	(160,567)	9.64
Restricted stock canceled	(11,021)	12.35
Restricted stock awards at September 30, 2014	463,146	$13.80
Compensation expense related to these awards recognized in the first nine months of 2014 was $1.6 million.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. LP recorded compensation expense related to these awards of $0.3 million in the first nine months of 2014. As of September 30, 2014, there was $0.6 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 1.6 years.
Phantom stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan, phantom stock units are no longer granted to directors. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The expense associated with these grants is recognized over the vesting period and is included in stock-based compensation expense. Since these awards are settled in cash, such awards are required to be remeasured based upon the changes in LP's stock price. As of September 30, 2014, LP had 66,339 shares outstanding under this program.
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

The following table summarizes assets and liabilities measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.5	$—	$—	$4.5
Trading securities	2.2	2.2	—	—
Contingent consideration	3.8	—	—	3.8

Dollar amounts in millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3.7	$—	$—	$3.7
Trading securities	2.0	2.0	—	—
Contingent consideration	3.8	—	—	3.8
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 and 2013.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2012	$2.0	$—
Contingent consideration pursuant to business combination	—	24.3
Adjustment to contingent consideration fair value	—	(17.3)
Total unrealized gains included in other comprehensive income	1.8	—
Foreign currency gain	—	0.2
Balance at September 30, 2013	$3.8	$7.2

Balance at December 31, 2013	$3.7	$3.8
Adjustment to contingent consideration fair value	—	0.1
Total unrealized gains included in other comprehensive income	0.8	—
Foreign exchange rate changes	—	(0.1)
Balance at September 30, 2014	$4.5	$3.8
LP estimated the Senior Notes maturing in 2020 to have a fair value of $372.8 million at September 30, 2014 and $390.3 million at December 31, 2013 based upon market quotations.

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these items.
During the third quarter of 2013, LP recognized a gain of $17.3 million as a fair value adjustment to the contingent consideration payable in connection with a business combination. The fair value of the contingent consideration payable was reduced during the third quarter of 2013 due to the decline in projected OSB prices and resulting reduction in the estimated payment obligation. The fair value adjustment is recorded in Other operating credits and charges, net. This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration the volatility of such projections. The contingent consideration is payable in Canadian dollars and a gain on remeasurement of $0.1 million was recorded during the nine month period ended September 30, 2014.

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

Dollar and share amounts in millions, except per share amounts	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) common shares:
Income (loss) from continuing operations	$(18.3)	$37.5	$(30.4)	$196.5
Income (loss) from discontinued operations	(2.1)	0.6	(2.1)	1.0
Net income (loss)	$(20.4)	$38.1	$(32.5)	$197.5
Denominator:
Basic - weighted average common shares outstanding	140.8	140.0	140.9	139.1
Dilutive effect of stock warrants	—	1.8	—	2.5
Dilutive effect of stock plans	—	2.2	—	2.5
Diluted shares outstanding	140.8	144.0	140.9	144.1
Basic earnings per share:
Income (loss) from continuing operations	$(0.13)	$0.27	$(0.22)	$1.41
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
Net income (loss) per share	$(0.14)	$0.27	$(0.23)	$1.42
Diluted earnings per share:
Income (loss) from continuing operations	$(0.13)	$0.26	$(0.22)	$1.36
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
Net income (loss) per share	$(0.14)	$0.26	$(0.23)	$1.37
For the quarter and nine months ended September 30, 2014, stock options, warrants and SSARs relating to approximately 3.8 million and 2.5 million shares of LP common stock were considered anti-dilutive for purposes of

LP's earnings per share calculation due to LP's loss position from continuing operations. For the quarter and nine months ended September 30, 2013, stock options and SSARs related to approximately 2.4 million and 2.3 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
At September 30, 2014, outstanding warrants were exercisable to purchase approximately 1,462,119 shares. Subsequent to September 30, 2014, additional warrants were exercised reducing the outstanding warrants exercisable to purchase approximately 573,521 shares.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2014	December 31, 2013
Trade receivables	$130.6	$69.2
Interest receivables	0.6	0.2
Income tax receivable	2.5	1.2
Other receivables	10.0	8.6
Allowance for doubtful accounts	(1.1)	(1.1)
Total	$142.6	$78.1
Other receivables at September 30, 2014 and December 31, 2013 primarily consist of sales tax receivables, receivables from out joint venture, miscellaneous receivables and other items.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2014	December 31, 2013
Logs	$29.3	$46.9
Other raw materials	20.5	27.8
Semi finished inventory	24.3	11.1
Finished products	144.2	138.6
Total	$218.3	$224.4
NOTE 7 – ASSETS HELD FOR SALE
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment.” As of September 30, 2014, LP included an OSB mill and various non-operating sites in its held for sale category. During the third quarter ended September 30, 2014, LP sold the assets of one of its non-operating locations for $11.9 million. The current book values of assets held for sale by category is as follows:

Dollars in millions	September 30, 2014	December 31, 2013
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$4.5	$6.9
Buildings	2.9	6.2
Machinery and equipment	52.0	99.1
	59.4	112.2
Accumulated depreciation	(50.1)	(95.9)
Net property, plant and equipment	$9.3	$16.3

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
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in the profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
The income tax components and associated effective income tax rates for the quarter and nine months ended September 30, 2014 and 2013 are as follows:

	Quarter Ended September 30,
	2014		2013
	Tax Benefit	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$(3.6)	(16)%	$4.4	11%
Discontinued operations	(1.1)	35%	0.4	35%
	$(4.7)	(19)%	$4.8	11%

	Nine Months Ended September 30,
	2014		2013
	Tax Benefit	Tax Rate	Tax Provision	Tax Rate
Continuing operations	$(15.9)	(34)%	$51.6	21%
Discontinued operations	(1.1)	35%	0.6	35%
	$(17.0)	(34)%	$52.2	21%
For the first nine months of 2014, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to state income taxes and the effect of foreign tax rates.  For the first nine months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances attributed to net operating loss carryforwards in various jurisdictions.
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

As a result of certain recognition requirements of ASC 718 Compensation -- Stock Compensation, certain deferred tax assets as of September 30, 2014 are not recognized in relation to amounts of tax deductions for equity compensation that are greater than the compensation expense recognized for financial reporting. Equity will be increased by $13.2 million if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. The U.S. Internal Revenue Service (IRS) has proposed certain adjustments to the federal returns for tax years 2007 - 2009, and LP is currently engaged in settlement discussions with the IRS Appeals Office. During the third quarter of 2013, LP deposited $17.1 million with the IRS to suspend the accrual of interest pending the resolution of these matters. The deposit is included within other assets on the Consolidated Balance Sheet. LP remains subject to U.S. federal examinations of tax years 2011 through 2013, as well as state and local tax examinations for the tax years 2007 through 2013. Canadian federal income tax returns for years 2010 through 2013 are subject to examination and no examinations are currently in progress. Quebec provincial returns have been audited and effectively settled through 2012. As of September 30, 2014, Chilean returns for years 2010 - 2012 are under review by the Chilean Tax Office. Brazilian returns for years 2009 - 2013 are subject to audit, but no examinations are currently in progress.
NOTE 9 – OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the quarter and nine months ended September 30, 2014 and September 30, 2013 is reflected in the table below and is described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2014	2013	2014	2013
Other operating charges and credits net:
Adjustment related to prior year inventory	$—	$—	$—	$(1.6)
Adjustment related to prior year depreciation	—	—	—	(1.5)
Refundable value added tax receivable	—	1.4	—	1.4
Additions to environmental related contingency reserve	—	—	(0.5)	—
Contingent consideration fair value adjustment	—	17.3	(0.1)	17.3
Additions to workers compensation reserve	(1.0)	(1.0)	(1.0)	(1.0)
Adjustment to product related warranty reserves	—	(2.0)	—	(6.1)
Other	0.5	0.4	0.5	0.6
	$(0.5)	$16.1	$(1.1)	$9.1
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	$—	$—	$—	$(1.8)
Addition to contingency reserves	—	—	—	(0.9)
	$—	$—	$—	$(2.7)
During the third quarter of 2014, LP recorded a loss of $1.0 million associated with a workers compensation reserve adjustment.
During the second quarter of 2014, LP recorded a loss of $0.5 million related to an environmental contingency reserve. LP also recorded a loss of $0.1 million related to the fair market value adjustment of the contingent consideration payable in connection with a business combination.
During the third quarter of 2013, LP recorded a $17.3 million reduction in the fair value of the contingent consideration payable in connection with a business combination. LP also recorded a loss of $1.0 million associated with a workers compensation reserve adjustment and a loss of $2.0 million during the quarter related to an increase in product related warranty reserves associated with CanExel products sold in certain geographic areas from 2004 through 2008. LP recorded a receivable of $1.4 million related to value added taxes.
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
NOTE 10 – TRANSACTIONS WITH AFFILIATES
LP has an equity investment in Abitibi-LP, a manufacturer of I-joists with Resolute Forest Products. LP sells products and raw materials to Abitibi-LP and purchases products for resale from Abitibi-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2014 and 2013, LP sold $2.7 million and $3.3 million of products to Abitibi-LP and purchased $14.7 million and $13.9 million of I-joists from Abitibi-LP. For the nine month period ended September 30, 2014 and 2013, LP sold $8.0 million and $10.7 million of products to Abitibi-LP and purchased $42.9 million and $38.4 million of I-joists from Abitibi-LP. Included in LP’s Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 are $1.1 million and $0.8 million in accounts receivable from this affiliate.
Prior to LP's purchase of the remaining joint venture interest from Canfor-LP in May 2013, LP purchased $98.2 million of OSB from Canfor-LP during the nine months ended September 30, 2013.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2014	2013	2014	2013
Net sales:
OSB	$233.4	$245.4	$652.0	$838.3
Siding	163.2	149.0	476.4	435.5
Engineered Wood Products	82.1	71.8	229.1	196.1
South America	36.0	41.5	114.5	130.9
Other	3.5	3.9	11.2	10.3
Intersegment Sales	(0.1)	(4.2)	(1.9)	(5.6)
	$518.1	$507.4	$1,481.3	$1,605.5
Operating profit (loss):
OSB	$(16.4)	$30.2	$(23.8)	$223.7
Siding	20.8	22.5	65.9	70.3
Engineered Wood Products	(0.3)	(2.0)	(8.4)	(10.6)
South America	0.3	5.3	8.5	17.8
Other	(2.2)	(2.1)	(4.2)	(6.1)
Other operating credits and charges, net	(0.5)	16.1	(1.1)	9.1
Other operating credits and charges associated with unconsolidated affiliates	—	—	—	(2.7)
Gain (loss) on sale or impairment of long-lived assets	3.6	(0.3)	4.1	0.4
General corporate and other expenses, net	(18.5)	(22.1)	(66.5)	(65.9)
Foreign currency gains (losses)	(1.3)	1.0	(1.8)	(3.3)
Gain on acquisition	—	—	—	35.9
Early debt extinguishment	—	(0.8)	—	(0.8)
Investment income	0.9	1.7	4.4	8.3
Interest expense, net of capitalized interest	(8.3)	(7.6)	(23.4)	(28.0)
Income (loss) from continuing operations before taxes	(21.9)	41.9	(46.3)	248.1
Provision (benefit) for income taxes	(3.6)	4.4	(15.9)	51.6
Income (loss) from continuing operations	$(18.3)	$37.5	$(30.4)	$196.5
NOTE 13 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2014, there were no indications of impairment for the asset grouping that includes the company's indefinitely curtailed facilities. As of September 30, 2014, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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

NOTE 14 – CONTINGENCY RESERVES
LP maintains reserves for various contingent liabilities as follows:

Dollar amounts in millions	September 30, 2014	December 31, 2013
Environmental reserves	$13.8	$14.9
Other reserves	0.8	0.4
Total contingency reserves	14.6	15.3
Current portion of contingency reserves	(2.0)	(2.0)
Long-term portion of contingency reserves	$12.6	$13.3
See Note 11 for discussion of legal and environmental matters.

NOTE 15 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and nine months ended September 30, 2014 and 2013. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2014	2013	2014	2013
Service cost	$0.9	$0.8	$2.8	$2.5
Interest cost	3.7	3.2	11.0	9.7
Expected return on plan assets	(4.2)	(4.1)	(12.7)	(12.4)
Amortization of prior service cost	—	0.1	—	0.2
Amortization of net loss	1.4	1.8	4.2	5.5
Net periodic pension cost	$1.8	$1.8	$5.3	$5.5
During the nine months ended September 30, 2014 and 2013, LP recognized $5.3 million and $5.5 million of pension expense for all of LP's defined benefit pension plans.
During the nine months ended September 30, 2014, LP made $9.1 million in pension contributions for LP's benefit plans. LP expects to contribute between $11.0 million and $13.0 million to its pension plans in 2014.
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

LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and nine months of 2014 and 2013 are summarized in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2014	2013	2014	2013
Beginning balance	$24.3	$21.0	$29.3	$21.4
Accrued to expense	3.2	2.4	3.5	6.8
Foreign currency translation	(0.8)	—	(0.7)	—
Payments made	(3.0)	(3.8)	(8.4)	(8.6)
Total warranty reserves	23.7	19.6	23.7	19.6
Current portion of warranty reserves	(12.0)	(12.0)	(12.0)	(12.0)
Long-term portion of warranty reserves	$11.7	$7.6	$11.7	$7.6
During the quarter and nine months ended September 30, 2014, LP increased the warranty reserves associated with discontinued composite decking products by $3.0 million. LP continues to monitor warranty and other claims associated with these products and believes as of September 30, 2014 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future. See Note 19 for further discussion.
LP increased the warranty reserves related to CanExel siding products by $2.0 million and $6.1 million for the third quarter and the first nine months of 2013, which was recorded in Other Operating Credits and Charges, Net. The additional reserves reflect revised estimates of future claim payments based upon an increase in CanExel warranty claims related to a specific geographic location and for a specific time period. LP continues to monitor warranty and other claims associated with these products and believes as of September 30, 2014 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
LP believes that the warranty reserve balances as of September 30, 2014 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2014:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2014	$(20.3)	$(68.5)	$2.5	$(1.7)	$(88.0)
Other comprehensive income before reclassifications	(9.5)	2.6	—	0.1	(6.8)
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	(1.3)
Net current-period other comprehensive income	(9.5)	1.3	—	0.1	(8.1)
Balance at September 30, 2014	$(29.8)	$(67.2)	$2.5	$(1.6)	$(96.1)

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2013	$(19.2)	$(70.3)	$2.0	$(1.7)	$(89.2)
Other comprehensive income (loss) before reclassifications	(10.6)	6.9	0.5	0.1	(3.1)
Amounts reclassified from accumulated comprehensive income	—	(3.8)	—	—	(3.8)
Net current-period other comprehensive income (loss)	(10.6)	3.1	0.5	0.1	(6.9)
Balance at September 30, 2014	$(29.8)	$(67.2)	$2.5	$(1.6)	$(96.1)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2013:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2013	$(14.7)	$(96.0)	$(0.3)	$2.2	$(2.0)	$(110.8)
Other comprehensive income (loss) before reclassifications	0.3	2.3	(0.1)	(0.2)	—	2.3
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	—	(1.3)
Net current-period other comprehensive income (loss)	0.3	1.0	(0.1)	(0.2)	—	1.0
Balance at September 30, 2013	$(14.4)	$(95.0)	$(0.4)	$2.0	$(2.0)	$(109.8)

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2012	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Other comprehensive income (loss) before reclassifications	(6.8)	8.0	(0.1)	1.0	—	2.1
Amounts reclassified from accumulated comprehensive income	—	(4.0)	—	—	—	(4.0)
Net current-period other comprehensive income (loss)	(6.8)	4.0	(0.1)	1.0	—	(1.9)
Balance at September 30, 2013	$(14.4)	$(95.0)	$(0.4)	$2.0	$(2.0)	$(109.8)

Reclassifications from accumulated other comprehensive loss for the quarter and nine months ended September 30, 2014 and September 30, 2013 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive loss
	Quarter Ended September 30,		Nine Months Ended September 30,
Details about accumulated other comprehensive income components	2014	2013	2014	2013	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$—	$0.1	$—	$0.2	(a)
Actuarial loss	1.4	1.8	4.2	5.5	(a)
Transition obligation	0.4	(0.1)	1.1	(0.2)	(a)
	1.8	1.8	5.3	5.5	Total before tax
	0.5	0.5	1.5	1.5	Tax benefit
Total reclassifications	$1.3	$1.3	$3.8	$4.0	Net of tax
____________
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, see Note 15 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

NOTE 18 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2014 and September 30, 2013 are provided in the following table:

Dollar amounts in millions	2014	2013
Beginning balance, January 1,	$9.7	$—
Additions	—	9.7
Total goodwill	$9.7	$9.7

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

Dollar amounts in millions	September 30, 2014	December 31, 2013
Timber licenses (recorded as part of Timber and timberlands)	$65.7	$68.2
Other	0.1	0.1
Total	$65.8	$68.3

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
2014	$3.4
2015	3.4
2016	4.2
2017	4.2
2018	4.2

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

Sales and operating profit included in discontinued operations for the quarter and nine months ended September 30, 2014 and 2013 are as follows:

Dollars amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$—	$4.1	$—	$16.1
Operating profit	(3.2)	1.0	(3.2)	1.6

Included in the operating losses of discontinued operations for the quarter and nine months ended September 30, 2014 is an increase in warranty reserves associated with discontinued composite decking products of $3.0 million.

During the third quarter of 2013, LP sold its moulding operations. Sales and operating profit included in discontinued operations related to it moulding operations are included in the table above.

A gain of $1.7 million on the sale of the moulding operations was recognized in the third quarter of 2013, and is included in discontinued operations in the Consolidated Statements of Income.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the quarter and first nine months of 2014, the U.S. Department of Census reported that actual U.S. single and multi-family housing starts were 15% higher than for the third quarter of 2013 and 10% higher than the comparable nine month period. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 14% lower for the third quarter of 2014 than for the same period in 2013 and 35% lower for the first nine months of 2014 as compared to the same period in 2013 .
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2013 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2014, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2014, we excluded from our estimates approximately $2.4 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2014, we had established valuation allowances against certain deferred tax assets, primarily related to state carryovers of net operating losses and credits and capital losses in state and foreign jurisdictions. We have not established valuation allowances against other deferred tax assets based upon our review of the evidence supporting their realization. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
Workers’ Compensation. We are self-insured for most of our U.S. employees’ workers compensation claims. We account for these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding rates at which future values should be discounted to determine present values, expected future health care costs and other matters, the amounts of our liabilities and related expenses recorded in our financial statements would differ if we used other assumptions.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating charges and credits, net, other operating charges and credits associated with joint ventures, certain acquisition-related expenses, gain on acquisitions, early debt extinguishment, depreciation included in equity in (income) loss of unconsolidated affiliates and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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
The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended September 30, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$233.4	$163.2	$82.1	$36.0	$3.5	$(0.1)	$518.1
Depreciation and amortization	15.4	4.5	4.2	2.0	—	0.8	26.9
Cost of sales and selling and administrative	234.4	137.9	79.6	33.7	5.7	17.6	508.9
Gain on sale or impairment of long lived assets	—	—	—	—	—	(3.6)	(3.6)
Other operating credits and charges, net	—	—	—	—	—	0.5	0.5
Total operating costs	249.8	142.4	83.8	35.7	5.7	15.3	532.7
Income (loss) from operations	(16.4)	20.8	(1.7)	0.3	(2.2)	(15.4)	(14.6)
Total non-operating expense	—	—	—	—	—	(8.7)	(8.7)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(16.4)	20.8	(1.7)	0.3	(2.2)	(24.1)	(23.3)
Income tax benefit	—	—	—	—	—	(3.6)	(3.6)
Equity in income of unconsolidated affiliates	—	—	(1.4)	—	—	—	(1.4)
Income (loss) from continuing operations	$(16.4)	$20.8	$(0.3)	$0.3	$(2.2)	$(20.5)	$(18.3)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(16.4)	$20.8	$(0.3)	$0.3	$(2.2)	$(20.5)	$(18.3)
Income tax benefit	—	—	—	—	—	(3.6)	(3.6)
Interest expense, net of capitalized interest	—	—	—	—	—	8.3	8.3
Depreciation and amortization	15.4	4.5	4.2	2.0	—	0.8	26.9
EBITDA from continuing operations	(1.0)	25.3	3.9	2.3	(2.2)	(15.0)	13.3
Stock based compensation expense	0.2	0.2	0.1	—	—	1.9	2.4
Gain on sale or impairment of long lived assets	—	—	—	—	—	(3.6)	(3.6)
Investment income	—	—	—	—	—	(0.9)	(0.9)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	(0.1)	(0.1)
Other operating credits and charges, net	—	—	—	—	—	0.5	0.5
Adjusted EBITDA from continuing operations	$(0.8)	$25.5	$4.0	$2.3	$(2.2)	$(17.2)	$11.6

Three Months Ended September 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$245.4	$149.0	$71.8	$41.5	$3.9	$(4.2)	$507.4
Depreciation and amortization	15.2	4.1	3.1	3.0	—	0.4	25.8
Cost of sales and selling and administrative	200.0	122.4	71.3	33.2	5.4	17.5	449.8
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.3	0.3
Other operating credits and charges, net	—	—	—	—	—	(16.1)	(16.1)
Total operating costs	215.2	126.5	74.4	36.2	5.4	2.1	459.8
Income (loss) from operations	30.2	22.5	(2.6)	5.3	(1.5)	(6.3)	47.6
Total non-operating expense	—	—	—	—	—	(5.7)	(5.7)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	30.2	22.5	(2.6)	5.3	(1.5)	(12.0)	41.9
Provision for income taxes	—	—	—	—	—	4.4	4.4
Equity in (income) loss of unconsolidated affiliates	—	—	(0.6)	—	0.6	—	—
Income (loss) from continuing operations	$30.2	$22.5	$(2.0)	$5.3	$(2.1)	$(16.4)	$37.5
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$30.2	$22.5	$(2.0)	$5.3	$(2.1)	$(16.4)	$37.5
Provision for income taxes	—	—	—	—	—	4.4	4.4
Interest expense, net of capitalized interest	—	—	—	—	—	7.6	7.6
Depreciation and amortization	15.2	4.1	3.1	3.0	—	0.4	25.8
EBITDA from continuing operations	45.4	26.6	1.1	8.3	(2.1)	(4.0)	75.3
Stock based compensation expense	0.2	0.2	0.2	—	—	1.8	2.4
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.3	0.3
Investment income	—	—	—	—	—	(1.7)	(1.7)
Other operating credits and charges, net	—	—	—	—	—	(16.1)	(16.1)
Early debt extinguishment	—	—	—	—	—	0.8	0.8
Expenses associated with proposed acquisition of Ainsworth Lumber co. Ltd.	—	—	—	—	—	3.0	3.0
Depreciation included in equity in income (loss) of unconsolidated affiliates	—	—	—	—	0.8	—	0.8
Adjusted EBITDA from continuing operations	$45.6	$26.8	$1.3	$8.3	$(1.3)	$(15.9)	$64.8

Nine Months Ended September 30, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$652.0	$476.4	$229.1	$114.5	$11.2	$(1.9)	$1,481.3
Depreciation and amortization	42.5	13.0	12.7	6.9	—	2.3	77.4
Cost of sales and selling and administrative	633.3	397.5	228.0	99.1	15.4	62.3	1,435.6
Gain on sale or impairment of long lived assets	—	—	—	—	—	(4.1)	(4.1)
Other operating credits and charges, net	—	—	—	—	—	1.1	1.1
Total operating costs	675.8	410.5	240.7	106.0	15.4	61.6	1,510.0
Income (loss) from operations	(23.8)	65.9	(11.6)	8.5	(4.2)	(63.5)	(28.7)
Total non-operating expense	—	—	—	—	—	(20.8)	(20.8)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(23.8)	65.9	(11.6)	8.5	(4.2)	(84.3)	(49.5)
Benefit for income taxes	—	—	—	—	—	(15.9)	(15.9)
Equity in income of unconsolidated affiliates	—	—	(3.2)	—	—	—	(3.2)
Income (loss) from continuing operations	$(23.8)	$65.9	$(8.4)	$8.5	$(4.2)	$(68.4)	$(30.4)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(23.8)	$65.9	$(8.4)	$8.5	$(4.2)	$(68.4)	$(30.4)
Benefit for income taxes	—	—	—	—	—	(15.9)	(15.9)
Interest expense, net of capitalized interest	—	—	—	—	—	23.4	23.4
Depreciation and amortization	42.5	13.0	12.7	6.9	—	2.3	77.4
EBITDA from continuing operations	18.7	78.9	4.3	15.4	(4.2)	(58.6)	54.5
Stock based compensation expense	0.7	0.5	0.4	—	—	5.3	6.9
Gain on sale or impairment of long lived assets	—	—	—	—	—	(4.1)	(4.1)
Investment income	—	—	—	—	—	(4.4)	(4.4)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	6.8	6.8
Other operating credits and charges, net	—	—	—	—	—	1.1	1.1
Depreciation included in equity in (income) loss of unconsolidated affiliates	—	—	0.1	—	—	—	0.1
Adjusted EBITDA from continuing operations	$19.4	$79.4	$4.8	$15.4	$(4.2)	$(53.9)	$60.9

Nine Months Ended September 30, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$838.3	$435.5	$196.1	$130.9	$10.3	$(5.6)	$1,605.5
Depreciation and amortization	34.2	12.4	9.0	8.1	—	1.3	65.0
Cost of sales and selling and administrative	595.8	352.8	196.1	105.0	13.9	61.7	1,325.3
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.4)	(0.4)
Other operating credits and charges, net	—	—	—	—	—	(9.1)	(9.1)
Total operating costs	630.0	365.2	205.1	113.1	13.9	53.5	1,380.8
Income (loss) from operations	208.3	70.3	(9.0)	17.8	(3.6)	(59.1)	224.7
Total non-operating expense	—	—	—	—	—	12.1	12.1
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	208.3	70.3	(9.0)	17.8	(3.6)	(47.0)	236.8
Provision for income taxes	—	—	—	—	—	51.6	51.6
Equity in (income) loss of unconsolidated affiliates	(15.4)	—	1.6	—	2.5	—	(11.3)
Income (loss) from continuing operations	$223.7	$70.3	$(10.6)	$17.8	$(6.1)	$(98.6)	$196.5
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$223.7	$70.3	$(10.6)	$17.8	$(6.1)	$(98.6)	$196.5
Provision for income taxes	—	—	—	—	—	51.6	51.6
Interest expense, net of capitalized interest	—	—	—	—	—	28.0	28.0
Depreciation and amortization	34.2	12.4	9.0	8.1	—	1.3	65.0
EBITDA from continuing operations	257.9	82.7	(1.6)	25.9	(6.1)	(17.7)	341.1
Stock based compensation expense	0.7	0.5	0.4	—	—	5.0	6.6
Gain on sale or impairment of long lived assets	—	—	—	—	—	(0.4)	(0.4)
Investment income	—	—	—	—	—	(8.3)	(8.3)
Other operating credits and charges, net	—	—	—	—	—	(9.1)	(9.1)
Other operating credits and charges associated with joint ventures	—	—	—	—	—	2.7	2.7
Expenses associated with proposed acquisition of Ainsworth Lumber co. Ltd.	—	—	—	—	—	3.0	3.0
Early debt extinguishment	—	—	—	—	—	0.8	0.8
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Depreciation included in equity in loss of unconsolidated affiliates	3.4	—	0.1	—	2.4	—	5.9
Adjusted EBITDA from continuing operations	$262.0	$83.2	$(1.1)	$25.9	$(3.7)	$(59.9)	$306.4
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss for the third quarter of 2014 was $20.4 million, or $0.14 per diluted share, on sales of $518.1 million, compared to net income for the third quarter of 2013 of $38.1 million, or $0.26 per diluted shares, on sales of $507.4 million. For the third quarter of 2014, loss from continuing operations was $18.3 million, or $0.13 per diluted share, compared to income from continuing operations of $37.5 million, or $0.26 per diluted share, for the third quarter of 2013. Reductions in OSB pricing had a negative impact of $44 million in both operating results and adjusted EBITDA from continuing operations.
Our net loss for the first nine months of 2014 was $32.5 million, or $0.23 per diluted share, on sales of $1,481.3 million, compared to net income for the first nine months of 2013 of $197.5 million, or $1.37 per diluted share, on sales of $1,605.5 million. For the first nine months of 2014, loss from continuing operations was $30.4 million, or $0.22 per diluted share, compared to income of $196.5 million, or $1.36 per diluted share for the first nine months of 2013. Reductions in OSB pricing had a negative impact of $282 million on both operating results and adjusted EBITDA from continuing operations.

Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating income, and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net sales	$233.4	$245.4	(5)%	$652.0	$838.3	(22)%
Operating income (loss)	(16.4)	30.2	(154)%	(23.8)	223.7	(111)%
Adjusted EBITDA from continuing operations	(0.8)	45.6	(102)%	19.4	262.0	(93)%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2014 compared to the quarter and nine months ended September 30, 2013 are as follows:

	Quarter Ended September 30, 2014 versus 2013		Nine Months Ended September 30, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(16)%	13%	(30)%	10%
For both the quarter and nine months ended September 30, 2014, OSB prices decreased as compared to the corresponding periods in 2013. The decline in OSB prices was likely due to lower housing demand than forecasted and continued increased supply in the market. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $44.1 million for the quarter and $278.3 million for the nine months ended September 30, 2014 as compared to the same periods in 2013. Sales volumes for the quarter and nine month periods showed an increase over the comparable periods of 2013, consistent with the increase in housing starts and repair and remodeling activities.
SIDING
Our siding segment produces and markets wood-based siding and related accessories, together with commodity OSB products from one mill through the second quarter of 2014.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net sales	$163.2	$149.0	10%	$476.4	$435.5	9%
Operating income	20.8	22.5	(8)%	65.9	70.3	(6)%
Adjusted EBITDA from continuing operations	25.5	26.8	(5)%	79.4	83.2	(5)%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
SmartSide Siding	$149.4	$124.1	20%	$429.7	$353.0	22%
Commodity OSB	0.3	10.6	(97)%	9.1	40.3	(77)%
CanExel siding	13.5	14.3	(6)%	37.6	42.2	(11)%
Total	$163.2	$149.0	10%	$476.4	$435.5	9%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2014 compared to the quarter and nine months ended September 30, 2013 are as follows:

	Quarter Ended September 30, 2014 versus 2013		Nine Months Ended September 30, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	1%	20%	5%	16%
Commodity OSB	(12)%	(97)%	(31)%	(63)%
CanExel siding	2%	3%	(4)%	2%
For the quarter and nine months ended September 30, 2014 compared to the corresponding periods in 2013, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide siding product line for the quarter and nine month periods ended September 30, 2014 as compared to the corresponding periods in 2013 were higher due to a price increase as well as changes in product mix.
For CanExel, sales volumes increased during the quarter and first nine months of 2014 as compared to the corresponding periods in 2013 due to increased demand in Canada and Europe. Sales prices were flat for the quarter and decreased for the nine month period of 2014 as compared to the corresponding periods in 2013 due to the impact of the Canadian dollar weakening as these sales are generally denominated in Canadian dollars. Based upon Canadian dollar selling prices, prices were 6% higher for the quarter and 2% higher for the nine month periods due to a price increase as well as changes in product mix.
For the quarter and first nine months of 2014, sales prices decreased as compared to the same period in the prior year for our commodity OSB products as discussed in the OSB segment above. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $4.1 million for the nine months ended September 30, 2014 as compared to the corresponding period of 2013. Volumes of commodity OSB were lower for the quarter and nine months ended September 30, 2014 as compared to the comparable periods of 2013 due to increases in siding volume, which reduced the production capacity available for OSB, and log outages.
Overall, the reduction in operating results for our siding segment for the quarter ended September 30, 2014 compared to the same period in 2013 was primarily due to increased log and transportation costs partially offset by higher siding sales. For the nine month period ended September 30, 2014 compared to the same period in 2013, the reduction was primarily due to decreased OSB pricing and higher raw material and transportation costs which were partially offset by higher siding sales.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by Abitibi-LP or under a sales arrangement with a third party producer.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net sales	$82.1	$71.8	14%	$229.1	$196.1	17%
Operating losses	(0.3)	(2.0)	85%	(8.4)	(10.6)	21%
Adjusted EBITDA from continuing operations	4.0	1.3	208%	4.8	(1.1)	536%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
LVL/LSL	$39.4	$34.9	13%	$107.4	93.8	14%
I-Joist	26.0	24.5	6%	74.7	65.9	13%
Related products	16.7	12.4	35%	47.0	36.4	29%
Total	$82.1	$71.8	14%	$229.1	$196.1	17%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2014 compared to the quarter and nine months ended September 30, 2013 are as follows:

	Quarter Ended September 30, 2014 versus 2013		Nine Months Ended September 30, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	3%	13%	3%	14%
I-Joist	7%	3%	7%	11%
For the quarter and nine months ended September 30, 2014, sales volumes of LVL/LSL and I-joists increased over the prior year due to improved market demand due to increased housing starts. Sales prices for LVL/LSL and I-joists for the quarter and nine months ended September 30, 2014 increased due to implemented price increases.
Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which primarily produces plywood as a by-product from the LVL production process.
For the quarter and nine months ended September 30, 2014, compared to the same periods in 2013, the results of operations increased due primarily to improved market demand as well as increased pricing.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net sales	$36.0	$41.5	(13)%	$114.5	$130.9	(13)%
Operating income	0.3	5.3	(94)%	8.5	17.8	(52)%
Adjusted EBITDA from continuing operations	2.3	8.3	(72)%	15.4	25.9	(41)%

Sales in this segment by production location were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Chile	$20.3	$26.8	(24)%	$66.3	$89.3	(26)%
Brazil	15.7	14.7	7%	48.2	41.6	16%
Total	$36.0	$41.5	(13)%	$114.5	$130.9	(13)%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2014 compared to the quarter and nine months ended September 30, 2013 are as follows:

	Quarter Ended September 30, 2014 versus 2013		Nine Months Ended September 30, 2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	(12)%	(14)%	(14)%	(14)%
Brazil	3%	—%	(1)%	16%
For the quarter and nine months ended September 30, 2014, compared to the prior year periods, sales volumes in Chile were lower due to issues related to a political transition in Chile which has slowed housing activity and increased imports. Sales volumes in Brazil were flat for the quarter ended September 30, 2014, compared to the prior year quarter, and increased for nine months ended September 30, 2014, compared to the same period in 2013, due to increased export sales.
Sales prices in Chile declined for the quarter and nine month periods ended September 30, 2014 as compared to the corresponding periods in 2013. Sales prices in Chile declined due to pricing pressure from increased imports and the impact of the fluctuations in the Chilean Peso relative to the U.S. dollar as a majority of these sales are in local markets. Sales prices in Brazil increased during the quarter ended September 30, 2014, compared to the prior year quarter and declined in the nine months ended September 30, 2014, compared to the same period in 2013, due to the impact of the fluctuations in the Brazilian Real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were flat for the quarter and decreased 2% for the nine month period and local currency selling prices in Brazil increased by 3% for the quarter and 11% for the nine month period as compared to the corresponding periods in 2013.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands, trucking operations and other minor products, services and closed operations which are not classified as discontinued operations. Additionally, our other products category included our U.S. Greenfiber joint venture interest which was sold during the fourth quarter of 2013.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net sales	$3.5	$3.9	(10)%	$11.2	$10.3	9%
Operating losses	(2.2)	(2.1)	(5)%	(4.2)	(6.1)	31%
Adjusted EBITDA from continuing operations	(2.2)	(1.3)	(69)%	(4.2)	(3.7)	(14)%
For the quarter ended September 30, 2014 compared to the same period in 2013, operating results in our other products businesses remained flat. For the nine months ended September 30, 2014 as compared to the same period in 2013, operating results improved due to the elimination of the losses associated with our previous joint venture interest in U.S. Greenfiber.

GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter and nine months ended September 30, 2014, compared to the same periods in 2013, general corporate expenses decreased by 16% for the quarter and were flat for the nine month period. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate and sales personnel, professional fees, insurance and other expenses. For the quarter ended September 30, 2014, the decline in general corporate expenses is primarily due to lower management incentive accruals due to lower operating results and the elimination of costs associated with the efforts to acquire Ainsworth. For the nine months ended September 30, 2014, general corporate and other expenses were flat with the same period in the prior year. We did experience increases in the support and maintenance costs related to our information technology system upgrade, expenses associated with our efforts to acquire Ainsworth; however these were offset by lower management incentive accruals due to lower operating performance.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2014	2013	2014	2013
Investment income	$1.1	$1.5	$4.3	$7.8
SERP market adjustments	(0.2)	0.2	0.1	0.5
Investment income	0.9	1.7	4.4	8.3

Interest expense	(8.1)	(7.7)	(23.7)	(27.9)
Amortization of debt charges	(0.3)	(0.3)	(0.8)	(1.1)
Capitalized interest	0.1	0.4	1.1	1.0
Interest expense, net of capitalized interest	(8.3)	(7.6)	(23.4)	(28.0)

Gain on acquisition	—	—	—	35.9
Early debt extinguishment	—	(0.8)	—	(0.8)
Foreign currency gain (loss)	(1.3)	1.0	(1.8)	(3.3)

Total non-operating income (expense)	$(8.7)	$(5.7)	$(20.8)	$12.1
INCOME TAXES
For the first nine months of 2014, we recorded an income tax benefit on continuing operations of 34% as compared to an income tax provision of 21% in the comparable period of 2013. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first nine months of 2014 relate to state income taxes and the effect of foreign tax rates. For the first nine months of 2013, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to the effect of foreign tax rates and decreases in valuation allowances associated with net operating loss carryforwards in various jurisdictions. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information on our plans. We estimate that our net periodic pension cost for 2014 will be approximately $5.6 million. If a curtailment or settlement occurs in 2014, this estimate may change significantly. We estimate that we will contribute approximately $11.0 million to $13.0 million to our defined benefit pension plans in 2014, of which $9.1 million has been contributed through September 30, 2014.
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
OPERATING ACTIVITIES
During the first nine months of 2014, operating activities used $30.3 million of cash compared to providing $222.8 million of cash during the first nine months of 2013. This change was primarily related to declines in operating results (largely OSB pricing) as well as reductions in our inventories.
During the first nine months of 2014, our accounts receivable balance increased due primarily to higher sales volumes across all product lines. No substantial change occurred in credit terms or number of days outstanding as of September 30, 2014 .
INVESTING ACTIVITIES
During the first nine months of 2014, cash used in investing activities was approximately $41.1 million. Capital expenditures in the first nine months of 2014 were $54.8 million. We received $12.8 million proceeds from the sale of assets from the sale of one of our non-operating sites that had been included in assets held for sale. Included in “Accounts payable” is $4.5 million related to capital expenditures that had not yet been paid as of September 30, 2014.
During the first nine months of 2013, cash provided by investing activities was approximately $12.0 million. Capital expenditures in the first nine months of 2013 were $43.3 million. Acquisitions, net of cash acquired used $67.4 million in the first nine months of 2013. Additionally, we received $13.9 million from our joint ventures and $16.7 million proceeds from the sale of assets. Included in “Accounts payable” was $2.2 million related to capital expenditures that had not yet been paid as of September 30, 2013.
Capital expenditures for 2014 are expected to be approximately $80 million related to projects for productivity improvements and maintenance projects.

FINANCING ACTIVITIES
During the first nine months of 2014 cash used by financing activities was $3.7 million. We used $2.2 million to repay outstanding debt in the first nine months of 2014 and $1.5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans. On October 31, 2014, LP's Board of Directors authorized LP to repurchase up to $100 million of LP's common stock. The purchases may be made from time to time as market conditions warrant and subject to regulatory considerations.
During the first nine months of 2013, cash used by financing activities was $125.2 million. We made payments of $113.1 million on the loans during the first nine months of 2013. We used $12.0 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2014, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of September 30, 2014, the fair value of facilities that have not been indefinitely curtailed was substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at September 30, 2014, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2014, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Oriented strand board, million square feet 3/8" basis(1)	1,141	996	3,172	2,888
Oriented strand board, million square feet 3/8" basis (produced by wood-based siding mills)	—	42	45	126
Wood-based siding, million square feet 3/8" basis	295	251	835	768
Engineered I-Joist, million lineal feet(1)	19	19	60	56
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	2,340	1,976	7,011	5,838

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2010	$214	$210	$220
2011	$154	$172	$186
2012	$269	$260	$271
2013 1st Qtr. Avg.	$419	$420	$417
2013 2nd Qtr. Avg.	$328	$320	$347
2013 3rd Qtr. Avg.	$232	$220	$252
2014 1st Qtr. Avg.	$219	$228	$219
2014 2nd Qtr. Avg.	$206	$217	$219
2014 3rd Qtr. Avg.	$189	$193	$216

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 48% of our North American sales in the first nine months of 2014 compared to 57% in the comparable period of 2013 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2013 was $51.8 million. Although we expect to contribute between $11.0 million and $13.0 million to our plans in 2014, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 5, 2014	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	November 5, 2014	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)