Form 10-K
period 2014-12-31
LOUISIANA-PACIFIC CORP
filed 2015-03-02
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2014	1-7107
 _____________________________
Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,070,534,952
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 142,364,326 shares of Common Stock, $1 par value, outstanding as of March 2, 2015.
Documents Incorporated by Reference
Definitive Proxy Statement for 2014 Annual Meeting: Part III
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

General
Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2014, we had approximately 4,500 employees. We currently own 21 modern, strategically located facilities in the U.S. and Canada, two facilities in Chile and one facility in Brazil. We also operate facilities through a joint venture, for which we are the exclusive provider of product distribution for North America. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. We utilize various tools, such as Lean Six Sigma, to improve operational efficiency and productivity. Our products are used primarily in new home construction, repair and remodeling, and outdoor structures.

Business Segments
We operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. In general, our businesses are affected by the level of housing starts; the level of home repairs; changes in industry capacity; changes in the prices we pay for raw materials and energy and changes in foreign exchange rates (primarily the Canadian dollar, Chilean Peso and Brazilian Real).

OSB
Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. It is estimated for 2014 that OSB accounted for approximately 62% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2014 housing starts) was 29.0 billion square feet with the OSB market comprising an estimated 18.0 billion square feet of this market. Based upon our production in 2014 of 4.3 billion square feet (including OSB produced in our siding segment), we estimate that we account for 24% of the North American OSB market and 15% of the overall North American structural panel market. We believe we have the largest installed capacity and are one of the most efficient producers of OSB in North America.

Siding

Our siding offerings fall into two categories: SmartSide® siding products and related accessories; and CanExel siding and accessories and other related products. Our SmartSide® products consist of a full line of wood-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs. Our CanExel siding and accessory product offerings include a number of pre-finished lap and trim products in a variety of patterns and textures.

Additionally, minor amounts of commodity OSB are produced and sold in this segment.

Engineered Wood Products

Our Engineered Wood Products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist produced by our joint venture with Resolute Forest Products and LVL sold under a contract manufacturing arrangement. We believe that in North America we are one of the top three producers (including our joint venture production) of I-Joists, LVL and LSL. A plywood mill associated with our LVL operations in British Columbia and minor amounts of commodity OSB are also included in this segment.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2014, our top ten customers accounted for approximately 41% of our sales. Because a significant portion of our sales are from OSB, a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

We purchase approximately 80% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (20%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally in close proximity to large and diverse supplies of timber and have the ability to procure wood fiber at competitive prices.

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

Environmental Compliance

Our operations are subject to many environmental laws and regulations governing, among other things, discharges of pollutants and other emissions on or into land, water and air, the disposal of hazardous substances or other contaminants, the remediation of contamination and the restoration and reforestation of timberlands. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of our operations. In some cases, plant closures can result in more onerous compliance requirements becoming applicable to a facility or a site. Violations of environmental laws and regulations can subject us to additional costs and expenses, including defense costs and expenses and civil and criminal penalties.

We cannot assure you that the environmental laws and regulations to which we are subject will not become more stringent, or be more stringently implemented or enforced, in the future.

During 2012, the U.S. Environmental Protection Agency (EPA) finalized the Clean Air Act pollution standards. We estimate that we will be required to make capital expenditures in the range of $3 million to $13 million over the next five years to comply with such standards.

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

Employees

We employ approximately 4,500 people, about 800 of whom are members of unions, primarily in Canada, Chile and Brazil. We consider our relationship with our employees generally to be good. While we do not currently anticipate any work stoppage, there can be no assurance that work stoppages will not occur.

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

Segment and Price Trend Data
The following table sets forth, for each of the last three years: (1) our production volumes; (2) the estimated average wholesale price of OSB sold in the United States; and (3) our logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 24 of the Notes to the consolidated financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.
Product Information Summary
For Years Ended December 31
(Dollar amounts in millions, except per unit)

	2014	2013	2012
PRODUCTION VOLUMES(1)
OSB,3/8” basis, million square feet(2)	4,294	4,096	3,660
South America OSB, million cubic meters	485	458	458
Wood-based siding,3/8” basis, million square feet	1,103	1,011	923
Engineered I-joists, million lineal feet	76	74	63
Laminated veneer lumber and laminated strand lumber, thousand cubic feet	9,015	7,783	6,633
COMMODITY PRODUCT PRICE TRENDS(3)
OSB, MSF, 7/16” span rating (North Central price)	$218	$315	$271
OSB, MSF, 7/16” span rating (Western Canada price)	$197	$300	$269
OSB, MSF, 7/16” span rating (Southwest price)	$208	$293	$260
% LOGS BY SOURCES(4)
Private cutting contracts	4%	6%	8%
Government contracts	20%	29%	26%
Purchased logs	76%	65%	67%
 _______________

(1)	Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.

(2)	Includes production at both our commodity and specialty mills in North America.

(3)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

(4)	Stated as a percentage of total log volume.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, the level of unemployment, longer-term interest rates, and mortgage foreclosure rates. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than normal and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing and weather conditions. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 48%, 59% and 57% of our North American sales in 2014, 2013 and 2012 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 80% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our pension plans are currently underfunded, and over time we may be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2014 was $96.1 million. Although we expect to contribute $2.0 million to $5.0 million to our plans in

2015, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Fluctuations in foreign currency exchange rates could result in currency exchange losses and reductions in stockholders' equity. A significant portion of our operations are conducted through foreign subsidiaries. The functional currency for our Canadian subsidiary is the U.S. dollar. The financial statements of this foreign subsidiary are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands, equity and certain other non-monetary assets and liabilities and related depreciation and amortization on these assets and liabilities. These transaction and translation gains or losses are recorded in foreign exchange gains (losses) in the income statement. The functional currency of our Chilean subsidiary is the Chilean peso and the functional currency of our Brazilian subsidiary is the Brazilian real. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in the Accumulated Comprehensive Income (Loss) section of Stockholders’ Equity. Therefore, changes in the Canadian dollar, the Chilean peso or the Brazilian real relative to the U.S. dollar may have a material adverse effect on our financial condition and results of operations.

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
     Initiatives to upgrade our information technology infrastructure involve many risks. We regularly implement business process improvement initiatives to optimize our performance. Our current initiatives include plans to further standardize the business processes and technology that support our strategies through implementation of further upgrades to our software solution over the next few years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we will experience significant changes in our internal controls over financial reporting as our implementation progresses. If we are unable to manage these changes successfully, our ability to timely and accurately process transactions and report our results of operations could be adversely affected.

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
ORIENTED STRAND BOARD
Oriented Strand Board Panel Plants
11 plants—5,885 million square feet annual capacity,  3/8” basis

Square feet in millions
Carthage, TX	500
Chambord, Quebec, Canada[1]	470
Dawson Creek, BC, Canada	380
Ft. St. John, British Columbia, Canada	820
Hanceville, AL	410
Jasper, TX	475
Maniwaki, Quebec, Canada	650
Roxboro, NC	500
Sagola, MI	410
Swan Valley, Manitoba, Canada[3]	520
Thomasville, AL	750
SIDING
Siding and Specialty Plants
6 plants—1,445 million square feet annual capacity,  3/8” basis

Square feet in millions
Newberry, MI	150
Hayward, WI2	475
Tomahawk, WI	230
Two Harbors, MN	190
Roaring River, NC	300
East River, Nova Scotia, Canada	100
ENGINEERED WOOD PRODUCTS
I-joist Plants4
1 plant—80 million lineal feet annual capacity

Lineal feet in millions
Red Bluff, CA	80

LVL Plants
2 plants—9,400 thousand cubic feet annual capacity

Cubic feet in thousands
Golden, BC, Canada	4,800
Wilmington, NC	4,600
LSL Plant
1 plant—7,000 thousand cubic feet annual capacity

Cubic feet in thousands
Houlton, ME	7,000
SOUTH AMERICAN OPERATIONS
3 plants—680 million square feet annual capacity.  3/8” basis

Square feet in millions
Panguipulli, Chile	130
Lautaro, Chile	160
Ponta Grossa, Brazil	390

 _______________

[1]	Facility indefinitely curtailed as of December 31, 2014.

[2]	The Hayward, WI siding facility can produce both commodity OSB and SmartSide siding.

[3]	The Swan Valley, Manitoba, Canada OSB mill is planned to be converted to a siding plant in 2015.

[4]
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
We also have timber-cutting rights on 12,874 acres on government and privately owned timberlands in the U.S.
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
ARS LITIGATION
On July 31, 2009, LP filed suit in the United States District Court for the Northern District of California captioned Louisiana Pacific Corporation v. Money Market 1 Institutional Investment Dealer ("MM1"); Merrill Lynch & Co., Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Deutsche Bank Securities Inc. (Civil Action No.09cv3529). Merrill Lynch caused this case to be transferred to the United States District Court for the Southern District of New York (Civil Action No. 09 MD 2030) where Merrill Lynch had multiple similar cases pending as a result of a Multi-District Litigation Panel ruling. This matter arose out of LP's acquisition of certain ARS structured and underwritten by Merrill Lynch and Deutsche Bank with an approximate par value of $145.9 million. In the lawsuit, LP alleges that the defendants made misrepresentations and omissions of material facts in connection with the issuance of and the auctions for the ARS which constitute a violation of both state and federal securities laws, as well as common law fraud. LP seeks recovery of compensatory damages, rescission of the purchase of the securities at par value, consequential damages, punitive damages, attorneys' fees and any other damages the court deems appropriate under the circumstances.

On February 15, 2012, the Court granted Merrill Lynch's motion to dismiss the case against Merrill Lynch. Cases against MM1 remain pending in the Northern District of California and the Southern District of New York. LP is seeking default judgment against MM1 in both cases.

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

The Holbrook case was dismissed by the District Court on August 29, 2012 and appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals upheld the dismissal on all counts except the express warranty. The Ellis case was dismissed in its entirety by the District Court which dismissal was affirmed by the United States Court of Appeals for the Fourth Circuit on November 2, 2012. The Prevett case was voluntarily dismissed by the plaintiffs on May 31, 2012 and replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putative class). The Riley case was voluntarily dismissed by the plaintiffs on December 17, 2013. The Lipov case was voluntarily dismissed by the plaintiffs on November 27, 2013. On August 30, 2013, the District Court in the Hart case decertified the class and granted summary judgment on the claims brought by the individual plaintiff’s dismissing the entire case. The plaintiffs have appealed the dismissal and decertification to the United States Court of Appeals for the Fourth Circuit.

On October 4, 2013, another lawsuit, Harbison v. Louisiana-Pacific Corporation, Case No. 2:13-CV-00814 (W.D. Pa.) was filed as a putative class action. On February 17, 2014, the U.S. District Court granted, in part, LP’s motion to dismiss and on March 20, 2014, the court granted summary judgment in favor of LP on the breach of express warranty claim. This matter is being appealed by the plaintiffs to the United States Court of Appeals for the Third Circuit.

On September 18, 2014, the district court in Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class) granted LP’s motion for summary judgment and denied as moot Plaintiff’s motion for class certification. Plaintiff has moved for reconsideration of the court’s order.

The plaintiffs in these lawsuits seek to certify classes consisting of all persons that own structures within the respective states in which the lawsuits were filed (or, in some cases, within the United States) on which the hardboard trim in question is installed. The plaintiffs seek unspecified damages and injunctive and other relief under various state law theories, including negligence, violations of consumer protection laws, and breaches of implied and express warranties, fraud, and unjust enrichment. While some individual owners of structures within the putative classes may have valid warranty claims, we believe that the claims asserted on a class basis are without merit and we intend to defend these matters vigorously. We have established warranty reserves for the hardboard trim in question pursuant to our normal business practices, and we do not believe that the resolution of these lawsuits will have a material effect on our financial condition, results of operations, cash flows or liquidity.
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
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2014 High	$18.88	$17.55	$15.45	$17.66
Low	$15.85	$13.73	$12.71	$12.46
2013 High	$22.55	$21.70	$18.50	$18.96
Low	$18.93	$14.51	$14.73	$15.40

As of March 2, 2015, there were approximately 6,881 holders of record of our common stock. No dividends were paid in 2014 or 2013. Our ability to pay dividends in the future is subject to limitations set forth in the agreement governing our bank credit facility and the indenture governing our Senior Notes due in 2020.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of March 2, 2015, no purchases have occurred under this authorization.

PERFORMANCE GRAPH
The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP Common Stock for the period December 31, 2009 through December 31, 2014, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Louisiana-Pacific Corporation, the S&P 500 Index and the S&P Forest Products Index

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Louisiana-Pacific Corporation
S&P 500
S&P Forest Products

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
LOUISIANA-PACIFIC CORPORATION	$100	$136	$116	$277	$265	$237
S&P 500 INDEX	$100	$115	$117	$136	$180	$205
PAPER & FOREST PRODUCTS	$100	$100	$100	$100	$100	$100

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2014	2013	2012	2011	2010
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$1,934.8	$2,085.2	$1,691.2	$1,328.7	$1,351.4
Income (loss) from continuing operations	(73.4)	177.4	29.5	(175.5)	(37.4)
Loss from discontinued operations	(2.0)	(0.3)	(0.7)	(5.6)	(1.2)
Net income (loss)	(75.4)	177.1	28.8	(181.1)	(38.6)
Net income (loss) attributed to Louisiana-Pacific Corporation	(75.4)	177.1	28.8	(181.3)	(39.0)
Income (loss) from continuing operations per share—basic	$(0.52)	$1.27	$0.22	$(1.32)	$(0.29)
Net income (loss) per share—basic	$(0.53)	$1.27	$0.21	$(1.36)	$(0.30)
Income (loss) from continuing operations per share—diluted	$(0.52)	$1.23	$0.20	$(1.32)	$(0.29)
Net income (loss) per share—diluted	$(0.53)	$1.23	$0.20	$(1.36)	$(0.30)
Average shares of common stock outstanding (millions)
Basic	141.1	139.6	137.1	133.2	129.1
Diluted	141.1	144.3	142.6	133.2	129.1
SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,353.5	$2,493.3	$2,331.0	$2,139.9	$2,410.6
Long-term debt, excluding current portion	$759.5	$762.7	$782.7	$715.9	$714.5
Contingency reserves, excluding current portion	$12.2	$13.3	$12.8	$17.2	$25.9
Stockholders’ equity	$1,115.8	$1,226.3	$1,033.8	$1,000.9	$1,217.8

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
General
Our products are used primarily in new home construction, repair and remodeling, and outdoor structures. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and one facility in Brazil.
To serve these markets, we operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. OSB is the most significant segment, accounting for 44% of continuing sales in 2014, 51% in 2013 and 48% in 2012.
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
Demand for Building Products
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This activity can be further delineated into three areas: (1) new home construction; (2) repair and remodeling; and (3) outdoor structures.
New Home Construction. Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2014 were about 9% higher than 2013, which were about 19% higher than such housing starts in 2012. We believe that the level of building continues to be impacted by delayed household formations due to the sluggish economy and a more restrictive mortgage market.

While near term residential construction is constrained in the U.S., positive long-term fundamentals exist. Increased immigration, the changing age distribution of the population, the high number of adults living with their parents and historically low interest rates are expected to lead to more household formations. The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single and multi-family in the U.S. showing actual and rolling five and ten year averages for housing starts.

2,500
2,000
1,500
1,000
500
0
New housing starts
(in thousands)
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
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
Supply of Building Products
OSB is a commodity product, and it is, along with all of our products, subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to FEA (Forest Economic Advisors, LLC), total North American OSB annual production capacity is projected to increase by approximately 1.6 billion square feet in the period from 2015 to 2018 while plywood production capacity is projected to increase by 0.2 billion square feet for the same period. According to FEA, OSB accounted for approximately 66% of North American structural panel production capacity in 2014, with plywood accounting for the remainder.

Putting Demand and Supply Together
As noted above, demand for building products is influenced by the general economy, demographics and need for housing. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The chart below, as calculated by FEA (as of December 2014), shows the demand capacity ratio (demand divided by supply) for OSB in 2010 through 2014 as well as FEA’s forecast through 2018 based upon estimated future demand and supply.

100%
90%
80%
70%
60%
50%
Percentage Demand to Capacity
2010
2011
2012
2013
2014
2015
2016
2017
2018

Product Pricing.
Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 2007 through 2014, as published by Random Lengths, an industry publication, is presented below. FEA’s forecast (as of December 2014) for average North Central wholesale pricing for OSB (per thousand square feet 7/16” basis) through 2018 is also shown.

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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2014, we excluded from our estimates approximately $2.3 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2014, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on acquisitions, costs associated with proposed acquisitions, (gain) loss on sales or impairment of joint ventures interest and long lived assets, other operating charges and credits, (gain) loss on early debt extinguishment, acquisition expenses, (gain) loss on litigation settlements, other than temporary asset impairments, investment income and depreciation included in equity in (income) loss of unconsolidated affiliates. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measure of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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

The following table presents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Year Ended December 31, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$855.2	$617.3	$281.0	$150.4	$32.8	$(1.9)	$1,934.8
Depreciation and amortization	56.1	17.4	13.7	9.1	1.1	3.3	100.7
Cost of sales and selling and administrative	851.7	520.1	284.7	130.0	35.2	85.6	1,907.3
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	7.5	7.5
Total operating costs	907.8	537.5	298.4	139.1	36.3	93.3	2,012.4
Income (loss) from operations	(52.6)	79.8	(17.4)	11.3	(3.5)	(95.2)	(77.6)
Total non-operating expense	—	—	—	—	—	(27.4)	(27.4)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(52.6)	79.8	(17.4)	11.3	(3.5)	(122.6)	(105.0)
Provision for income taxes	—	—	—	—	—	(27.2)	(27.2)
Equity in (income) loss of unconsolidated affiliates	—	—	(3.4)	—	—	(1.0)	(4.4)
Income (loss) from continuing operations	$(52.6)	$79.8	$(14.0)	$11.3	$(3.5)	$(94.4)	$(73.4)
Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(52.6)	$79.8	$(14.0)	$11.3	$(3.5)	$(94.4)	$(73.4)
Provision for income taxes	—	—	—	—	—	(27.2)	(27.2)
Interest expense, net of capitalized interest	—	—	—	—	—	29.8	29.8
Depreciation and amortization	56.1	17.4	13.7	9.1	1.1	3.3	100.7
EBITDA from continuing operations	3.5	97.2	(0.3)	20.4	(2.4)	(88.5)	29.9
Stock based compensation expense	0.9	0.7	0.5	—	—	7.3	9.4
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	7.5	7.5
Other operating credits and charges, associated with JV's	—	—	—	—	—	(1.0)	(1.0)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	6.8	6.8
Investment income	—	—	—	—	—	(5.5)	(5.5)
Depreciation included in equity in (income) loss of unconsolidated affiliates	—	—	0.1	—	—	—	0.1
Adjusted EBITDA from continuing operations	$4.4	$97.9	$0.3	$20.4	$(2.4)	$(76.5)	$44.1

Year Ended December 31, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$1,068.1	$573.8	$250.4	$171.5	$30.6	$(9.2)	$2,085.2
Depreciation and amortization	49.9	16.4	11.4	10.5	1.3	1.8	91.3
Cost of sales and selling and administrative	803.3	471.6	252.6	141.0	32.9	85.7	1,787.1
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	0.2	0.2
Other operating credits and charges, net	—	—	—	—	—	3.8	3.8
Total operating costs	853.2	488.0	264.0	151.5	34.2	91.5	1,882.4
Income (loss) from operations	214.9	85.8	(13.6)	20.0	(3.6)	(100.7)	202.8
Total non-operating expense	—	—	—	—	—	3.8	3.8
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	214.9	85.8	(13.6)	20.0	(3.6)	(96.9)	206.6
Provision for income taxes	—	—	—	—	—	41.1	41.1
Equity in (income) loss of unconsolidated affiliates	(15.4)	—	1.0	—	2.5	—	(11.9)
Income (loss) from continuing operations	$230.3	$85.8	$(14.6)	$20.0	$(6.1)	$(138.0)	$177.4
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$230.3	$85.8	$(14.6)	$20.0	$(6.1)	$(138.0)	$177.4
Provision for income taxes	—	—	—	—	—	41.1	41.1
Interest expense, net of capitalized interest	—	—	—	—	—	36.0	36.0
Depreciation and amortization	49.9	16.4	11.4	10.5	1.3	1.8	91.3
EBITDA from continuing operations	280.2	102.2	(3.2)	30.5	(4.8)	(59.1)	345.8
Stock based compensation expense	1.0	0.6	0.6	—	—	6.6	8.8
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	0.2	0.2
Other operating credits and charges, net	—	—	—	—	—	3.8	3.8
Early debt extinguishment	—	—	—	—	—	2.3	2.3
Other operating credit and charges, associated with JV's	—	—	—	—	—	2.7	2.7
Gain on acquisition	—	—	—	—	—	(35.9)	(35.9)
Gain on sale of joint venture	—	—	—	—	—	(1.2)	(1.2)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	7.6	7.6
Investment income	—	—	—	—	—	(10.3)	(10.3)
Depreciation included in equity in loss of unconsolidated affiliates	3.4	—	0.2	—	2.8	—	6.4
Adjusted EBITDA from continuing operations	$284.6	$102.8	$(2.4)	$30.5	$(2.0)	$(83.3)	$330.2

Year Ended December 31, 2012 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$814.1	$500.9	$198.4	$168.8	$27.8	$(18.8)	$1,691.2
Depreciation and amortization	33.1	15.5	9.8	12.0	1.3	1.7	73.4
Cost of sales and selling and administrative	663.1	418.0	201.9	138.8	31.6	58.2	1,511.6
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	4.9	4.9
Other operating credits and charges, net	—	—	—	—	—	(2.9)	(2.9)
Total operating costs	696.2	433.5	211.7	150.8	32.9	61.9	1,587.0
Income (loss) from operations	117.9	67.4	(13.3)	18.0	(5.1)	(80.7)	104.2
Total non-operating expense	—	—	—	—	—	(69.4)	(69.4)
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	117.9	67.4	(13.3)	18.0	(5.1)	(150.1)	34.8
Benefit for income taxes	—	—	—	—	—	7.0	7.0
Equity in loss of unconsolidated affiliates	(6.1)	—	0.5	—	3.9	—	(1.7)
Income (loss) from continuing operations	$124.0	$67.4	$(13.8)	$18.0	$(9.0)	$(157.1)	$29.5
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$124.0	$67.4	$(13.8)	$18.0	$(9.0)	$(157.1)	$29.5
Benefit for income taxes	—	—	—	—	—	7.0	7.0
Interest expense, net of capitalized interest	—	—	—	—	—	49.3	49.3
Depreciation and amortization	33.1	15.5	9.8	12.0	1.3	1.7	73.4
EBITDA from continuing operations	$157.1	$82.9	$(4.0)	$30.0	$(7.7)	$(99.1)	$159.2
Stock based compensation expense	0.9	0.5	0.5	—	—	6.5	8.4
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	4.9	4.9
Other operating credits and charges, net	—	—	—	—	—	(2.9)	(2.9)
Gain on settlement of litigation related to ARS						(20.0)	(20.0)
Investment income	—	—	—	—	—	(14.8)	(14.8)
Early debt extinguishment						52.2	52.2
Depreciation included in equity in loss of unconsolidated affiliates	8.3	—	0.5	—	3.8	—	12.6
Adjusted EBITDA from continuing operations	$166.3	$83.4	$(3.0)	$30.0	$(3.9)	$(73.2)	$199.6

RESULTS OF OPERATIONS
We reported net loss of $75.4 million ($(0.53) per diluted share) in 2014, which was comprised of loss from continuing operations of $73.4 million ($(0.52) per diluted share) and a loss from discontinued operations of $2.0 million ($0.01 per diluted share). This compares to net income of $177.1 million ($1.23 per diluted share) in 2013, which was comprised of income from continuing operations of $177.4 million ($1.23 per diluted share) and a loss from discontinued operations of $0.3 million ($0.00 per diluted share). We reported net income of $28.8 million ($0.20 per diluted share) in 2012, which was comprised of income from continuing operations of $29.5 million ($0.20 per diluted share) and a loss from discontinued operations of $0.7 million ($0.00 per diluted share).

Net sales in 2014 were $1.9 billion, a decrease of 7% from 2013 net sales of $2.1 billion. Net sales in 2013 as compared to 2012 were higher by 23%. Sales in 2014 were negatively impacted by decreases in OSB selling prices relative to 2013 and 2012.
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 24 of the Notes to the consolidated financial statements included in item 8 of this report for further information regarding our segments.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets. OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin. We believe we are the largest and one of the most efficient producers of OSB in North and South America.
According to FEA, it is estimated for 2014 that OSB accounted for approximately 62% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2014 housing starts) was 29 billion square feet with the OSB market comprising an estimated 18 billion square feet of this market. Based upon our production in 2014 of 4.3 billion square feet, we estimate that we account for 24% of the North American OSB market and 15% of the overall North American structural panel market.
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
OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2014 include wood fiber (31%), resin and wax (23%), labor and burden (15%), utilities (6%) and manufacturing and other (25%).
Segment sales, operating profits (losses) and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 - 2013	2013 - 2012
Sales	$855.2	$1,068.1	$814.1	(20)%	31%
Operating profits (losses)	$(52.6)	$230.3	$124.0	(123)%	86%
Adjusted EBITDA from continuing operations	$4.4	$284.6	$166.3	(98)%	71%

Percent changes in average sales prices and unit shipments for the year ended 2014 compared to 2013 and 2013 compared to 2012 were as follows:

	2014 versus 2013		2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(26)%	7%	20%	11%

2014 compared to 2013

OSB prices decreased compared to 2013. The decline in OSB prices was likely due to lower housing demand than forecasted and continued increased supply in the market. The decrease in selling prices unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $298 million for 2014 as compared to 2013. Sales volumes increased consistent with the increase in housing starts and repair and remodeling activities. As of December 31, 2014, one of our OSB mills was indefinitely curtailed.

2013 compared to 2012
OSB prices increased compared to 2012. The increase in OSB prices was likely due to strengthening of the relationship between regional supply and demand based upon currently operating facilities across the industry. The increase in selling prices favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $170 million for 2013 as compared to 2012. Sales volumes increased due to the improved housing market as well as continued movement into industrial applications and increased exports. As of December 31, 2014, one of our OSB mills was indefinitely curtailed. Two mills were restarted during 2013.
Siding
Our siding segment produces and markets wood-based siding and related accessories and commodity OSB products. We believe that we are a leading wood composite exterior siding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets, retail and non-residential structures. Additionally, we are seeking to optimize our current capacity by extending the hardboard lifecycle through innovative new products and features.
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
Segment sales, operating profits and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 - 2013	2013 - 2012
Sales	$617.3	$573.8	$500.9	8%	15%
Operating profits	$79.8	$85.8	$67.4	(7)%	27%
Adjusted EBITDA from continuing operations	$97.9	$102.8	$83.4	(5)%	23%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 - 2013	2013 - 2012
SmartSide® siding	$549.0	$460.0	$390.8	19%	18%
Commodity OSB	10.7	52.8	46.1	(80)%	15%
CanExel siding and other hardboard related products	48.5	52.8	56.8	(8)%	(7)%
Other	9.1	8.2	7.2	11%	14%
Total	$617.3	$573.8	$500.9
Percent changes in average sales prices and unit shipments for the year ended 2014 compared to 2013 and 2013 compared to 2012 are as follows:

	2014 versus 2013		2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	4%	13%	3%	15%
Commodity OSB	(26)%	(73)%	23%	(10)%
CanExel siding	(3)%	4%	(1)%	(9)%
2014 compared to 2013
Sales volumes increased in our SmartSide® siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide® siding product line increased due to unit price increases as well as changes in product mix.
Sales volumes for CanExel increased due to higher demand in Canada and Europe. Sales prices decreased for 2014 as compared to 2013 due to the impact of the Canadian dollar weakening as these sales are generally denominated in Canadian dollars. Based upon Canadian dollar selling prices, prices were 3% higher due to unit price increases as well as changes in product mix.
Sales prices decreased for 2014 as compared to 2013 for our commodity OSB products as discussed in the OSB segment above. Volumes of commodity OSB were lower as compared to 2013 due to increases in siding volume, which reduced the production capacity available for OSB, and log outages.
Overall, the reduction in operating results for our siding segment for 2014 compared to 2013 was due to decreased OSB volume, higher raw material (primarily logs) and transportation costs which were partially offset by higher siding sales.
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
Sales prices increased for our commodity OSB products as described in the discussion of our OSB segment above. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $3 million for 2013 as compared to 2012.

Overall, the increases in operating results for our siding segment for 2013 as compared to 2012 were due to increased OSB pricing and higher sales volumes in our SmartSide® siding line.

Engineered Wood Products
Our EWP segment manufactures and distributes LVL, I-Joists, LSL and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products and under a sales and marketing arrangement with Murphy Plywood. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. Also a minor amount of OSB are produced by our LVL facility.
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
Segment sales, operating (losses) and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 - 2013	2013 - 2012
Sales	$281.0	$250.4	$198.4	12%	26%
Operating losses	$(14.0)	$(14.6)	$(13.8)	4%	(6)%
Adjusted EBITDA from continuing operations	$0.3	$(2.4)	$(3.0)	113%	20%
Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 - 2013	2013 - 2012
LVL / LSL	$139.2	$126.2	$104.7	10%	21%
I-joist	97.2	89.7	69.8	8%	29%
OSB	6.9	1.2	—	475%	—%
Related products	37.7	33.3	23.9	13%	39%
Total	$281.0	$250.4	$198.4
Percent changes in average sales prices and unit shipments for the year ended 2014 compared to 2013 and 2013 compared to 2012 are as follows:

	2014 versus 2013		2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	2%	9%	3%	17%
I-joist	4%	6%	10%	17%
2014 compared to 2013
Sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts. Net average selling prices increased due to implemented price increases.
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

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 – 2013	2013 – 2012
Sales	$150.4	$171.5	$168.8	(12)%	2%
Operating profits	$11.3	$20.0	$18.0	(44)%	11%
Adjusted EBITDA from continuing operations	$20.4	$30.5	$30.0	(33)%	2%
Sales in this segment by production location were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 – 2013	2013 – 2012
Chile	$88.7	$111.9	$112.6	(21)%	(1)%
Brazil	61.8	59.6	56.2	4%	6%
Total	$150.5	$171.5	$168.8
Percent changes in average sales prices and unit shipments for the year ended 2014 compared to 2013 and 2013 compared to 2012 are as follows:

	2014 versus 2013		2013 versus 2012
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	(15)%	(7)%	4%	(3)%
Brazil	1%	2%	1%	(4)%
2014 compared to 2013
For our Chilean operations, sales volumes were lower due to issues related to a political transition in Chile which has slowed housing activity. We are also seeing increased imports. Sales volumes in Brazil were slightly higher in 2014 compared to 2013 due to increased export sales.
Sales prices in Chile declined for 2014 as compared to 2013 due to pricing pressure from increased imports and the impact of the fluctuations in the Chilean Peso relative to the U.S. dollar as a majority of these sales are in local markets. Sales prices in Brazil increased slightly for 2014 as compared to 2013 due to the impact of the fluctuations in the Brazilian Real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were 2% lower in 2014 as compared to 2013 and local currency selling prices in Brazil were about flat with the prior year.
2013 compared to 2012
In our Chilean operations, sales volumes decreased due to increased imports from North America. Sales volumes in Brazil decreased due to reduced production related to maintenance work completed on its press during the year.

Sales prices in Chile increased in 2013, as compared to 2012 due to price increases implemented. Sales prices in Brazil increased slightly due to the impact of the fluctuations in the Brazilian real related to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile increased by (2)% and local currency selling prices in Brazil increased by (1)% in 2013 as compared to 2012.
 Other
Our other products category includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations. Additionally, our other products category included our U.S. Greenfiber joint venture interest and certain costs associated with our moulding operations, both of which were sold during 2013.
Sales, operating losses and adjusted EBITDA from continuing operations for this category were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2014	2013	2012	2014 – 2013	2013 – 2012
Sales	$32.8	$30.6	$27.8	7%	10%
Operating losses	$(3.5)	$(6.1)	$(9.0)	43%	32%
Adjusted EBITDA from continuing operations	$(2.4)	$(2.0)	$(3.9)	(20)%	49%
2014 compared to 2013
Operating results in our other products     businesses were higher due to the elimination of the losses associated with our previous joint venture interest in U.S. Greenfiber.
2013 compared to 2012
Overall, operating results in our other products businesses were higher due to slightly improved operation in our U.S. Greenfiber joint venture (prior to the sale of this entity) and reduced costs associated with non-operating sites.
GENERAL CORPORATE AND OTHER EXPENSE, NET
Net general corporate expense was $89.8 million in 2014 as compared to $96.7 million in 2013 and $78.7 million in 2012. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The decrease in 2014 as compared to 2013 was due to lower cash management incentive accruals offset by an increases in the support and maintenance costs related to our information technology system upgrade and expenses associated with our efforts to acquire Ainsworth Lumber Co Ltd. The increase in 2013 as compared to 2012 was due to costs associated with our system upgrade as well as increased costs associated with our efforts to acquire Ainsworth Lumber Co. Ltd. During 2014, we did not accrue any cash management incentives.
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

NON-OPERATING INCOME (EXPENSE)
In 2014, net non-operating expense was $27.4 million compared to income of $3.8 million in 2013 and expense of $69.4 million in 2012. Components of non-operating income (expense) were as follows:

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Interest expense	$(29.9)	$(36.2)	$(48.0)
Amortization of debt charges	(1.2)	(1.4)	(1.5)
Capitalized interest	1.3	1.6	0.2
Interest expense, net of capitalized interest	(29.8)	(36.0)	(49.3)

Investment income	5.5	9.4	13.0
SERP market adjustments	—	0.9	1.8
Investment income	5.5	10.3	14.8

Foreign currency gains (losses)	(3.1)	(5.3)	(2.7)
Gain on acquisition	—	35.9	—
Gain on sale of joint venture	—	1.2	—
Early debt extinguishment	—	(2.3)	(52.2)
Other non-operating expense	(3.1)	29.5	(34.9)

Total non-operating income (expense)	$(27.4)	$3.8	$(69.4)

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
In 2003, we and Canfor Corporation, entered into a joint venture to construct and operate an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owned 50% of the venture, with LP being responsible for all North American sales from this facility. The results of this operation are included in our OSB segment. In 2013, we acquired the 50% interest owned by Canfor Corporation.
In 2002, we entered into a joint venture with Resolute Forest Products to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. Subsequently, the joint venture constructed and commenced operating a second I-joist facility in Eastern Canada. The results of these operations are included in the EWP segment.
DISCONTINUED OPERATIONS

Included in discontinued operations for 2014, 2013 and 2012 are the carrying costs of mills that have been closed and divested and related warranty costs associated with such facilities. These operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
2014 compared to 2013
Included in discontinued operations for 2014 is a $3 million increase in our warranty reserves associated with discontinued products.
2013 compared to 2012
Included in discontinued operations for 2013 is a gain of $1.7 million on the sale of the moulding operations that was recognized in the third quarter of 2013 as well as a $2 million increase in our warranty reserves associated with discontinued products.

INCOME TAXES
We recorded a tax benefit in continuing operations of $27.2 million in 2014 and a tax provision of $41.1 million in 2013 and $7.0 million in 2012. For 2014, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to state income taxes,  the effect of foreign tax rates and exchange rates and increases in valuation allowances on certain deferred tax assets for foreign and state net operating loss carryovers.
For 2013, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to state income taxes,  the effect of foreign tax rates and exchange rates and reductions in valuation allowances previously established on certain deferred tax assets for foreign and state net operating loss carryovers.
We paid $3.7 million of cash taxes and received $1.6 million in cash tax refunds in 2014 and expect to receive $2.1 million in related refunds from prior years in 2015.
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

The table below quantifies the approximate impact on our plans, as of December 31, 2013, of a one-half percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant:

Dollars in millions
Increase in annual costs for 2015:
Discount rate	$0.4
Expected long-term rate of return	$1.3
Increase in projected benefit obligation:
Discount rate	$20.6
For our U.S. plans, we used a long term rate of return assumption of 6.5% for 2014 and 7.25% to calculate the net periodic pension costs. For our Canadian plans, we used a long-term rate of return assumption of 3.75 % to 5.25% in 2014 and 3.75% to 4.5% in 2013 to calculate the net periodic pension costs. For 2014, our net periodic pension cost was $6.2 million and we estimate for 2015, our net periodic pension cost will be $7.6 million. This estimate assumes that we will have no curtailment or settlement expenses in 2015. If a settlement or curtailment does occur in 2015, this estimate may change significantly.
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
Operating Activities
During 2014, we used $52.9 million of cash for operations as compared to generating $242.5 million of cash from operations in 2013. This change reflects decreased results of operations for 2014. Our trade receivables increased $26.9 million during 2014. Our trade accounts payable decreased by $2.8 million during 2014 primarily due to the decreases in raw material inventory and our salary and wages payable decreasing by $10.9 million due to timing of payroll disbursements as well as lower management accruals. Our other current liability increased by $10.3 million due to settlement of previously disclosed U.S. I.R.S audits. During 2014, we made $3.1 million in contingency payments and $11.6 million in warranty payments.
During 2013, we generated $242.5 million of cash from operations as compared to using $111.8 million of cash for operations in 2011. This change reflects improved results of operations for 2012. During 2013, we received tax refunds of $5.9 million (net of payments). Our trade receivables increased about $15 million during 2013. Our trade accounts payable increased by $12.0 million during 2013 primarily due to increases in inventory and our salary and wages payable increasing by $10.4 million due to expected management incentive payouts as well as timing on payroll. During 2013, we made $0.4 million in contingency payments and $12.5 million in warranty payments.

During 2012, we generated $111.8 million of cash from operations as compared to using $40.2 million of cash for operations in 2011. This change reflects improved results of operations for 2012. During 2012, we received tax refunds of $0.3 million (net of payments). Our trade receivables increased about $15 million during 2012 and the balance was above 90% current, which is comparable to prior years with no substantial changes in terms of sales. Our trade accounts payable increased by $12.5 million during 2012 primarily due to increases in inventory and our salary and wages payable increasing by $11.0 million due to expected management incentive payouts as well as timing on payroll. During 2012, we made $1.4 million in contingency payments and $11.6 million in warranty payments.
Investing Activities
During 2014, we used $63.5 million in cash from investing activities. Capital expenditures for 2014 were $80.1 million, primarily related to growth and maintenance capital and minor capital related to our announced expansion in South America. We received distributions from our joint ventures of $2.6 million, $13.2 million from the sale of assets and $0.8 million in cash no longer required to collaterize certain long-term obligations. Additionally, included in accounts payable is $5.2 million related to capital expenditures that had not yet been paid as of December 31, 2014.
During 2013, we used $17.4 million in cash from investing activities. Capital expenditures for 2013 were $75.6 million, primarily related to maintenance capital, initial costs associated with our software upgrade and minor capital related to our announced expansion in South America. We received distributions from our joint ventures of $13.9 million, $16.7 million from the sale of assets and $0.7 million in cash no longer required to collaterize certain long-term obligations. We also received $91.4 million of payments on notes receivable from asset sales. Additionally, included in accounts payable is $6.4 million related to capital expenditures that had not yet been paid as of December 31, 2013.
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
Capital expenditures in 2015 are expected to be approximately $130 million related to projects for siding expansion plans, productivity improvements and maintenance projects.
Financing Activities
In 2014, net cash used in financing activities was $3.9 million. During 2014, we used $2.3 million to repay outstanding debt and $1.5 million for taxes related to net share settlement of equity awards.
In 2013, net cash provided from financing activities was $126.4 million. During 2013, we used $113.2 million to repay outstanding debt, $12.1 million for taxes related to net share settlement of equity awards and$1.2 million for debt issuance fees. We received $0.1 million from the sale of common stock under equity plans.
In 2012, net cash provided from financing activities was $92.1 million. During 2012, we issued $350.0 million of 7.5% Senior Notes due 2020, and used approximately $248.6 million of the proceeds of this issuance to fully retire our Senior Secured Notes due in 2017 and pay related transaction costs and expenses. We also received $1.3 million from the sale of common stock under equity plans.
CREDIT AGREEMENTS
In December 2013, we entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2014, no revolving borrowings had been made under the credit facility.

Certain of our existing and future wholly owned domestic subsidiaries guaranty our obligations under the credit facility. Subject to certain limited exceptions, obligations under the credit facility are secured by a lien on substantially all of our personal property and the personal property of the our subsidiaries that are guarantors under the credit facility.
The credit agreement contains customary covenants applicable to us and certain of our subsidiaries, including restrictions on, among other things, our ability to: incur debt; incur liens; declare or make distributions to our stockholders; make loans and investments; repay debt; enter into mergers, acquisitions and other business combinations; form or acquire subsidiaries; amend or modify our governing documents; enter into hedging arrangements; engage in other businesses other than our business as currently conducted; and enter into transactions with affiliates. The credit agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least $200 million, in each case calculated in the manner specified in the credit agreement. As of December 31, 2014 and 2013, we were in compliance with all financial covenants under the credit agreement. The credit agreement contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.
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
LP Chile is a party to a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi-annual principal payments beginning in June of 2012. The loan bears interest at UF plus 3.9% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, LP Chile will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. The impact of foreign currency exchange rates in 2014 was $2.1 million which was partially offset by a UF change of $0.8 million. LP made principal payments of $21 million during 2013 which was partially offset by a UF change of $0.3 million plus the impact of foreign currency exchange rates of $2.8 million.

OTHER LIQUIDITY MATTERS
As of December 31, 2014, we had $4.6 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
The estimated market value of our ARS holdings at December 31, 2014 was $4.6 million, which reflects a $18.8 million adjustment to the par value of $23.4 million. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.
If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for environmental reserves), totaled $14.2 million at December 31, 2014, of which $2.0 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the consolidated financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2014 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2015	2016	2017	2018	2019
Long-term debt	$2.4	$2.3	$6.8	$395.5	$4.8
Interest payments on long-term debt[1]	29.4	29.3	29.2	27.4	26.4
Operating leases	4.5	3.5	2.5	1.8	1.7
Total contractual cash obligations	$36.3	$35.1	$38.5	$424.7	$32.9
_______________

[1]	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt based upon stated rates in the respective debt instruments.

[2]
Uncertain tax positions have been excluded from the above table as it is not reasonably possible to estimate when these may need to be paid. As of December 31, 2014, the amount of uncertain tax positions excluded from the above table is $42.2 million.

[3]
As of December 31, 2014, LP estimates that capital expenditures of $3 million to $13 million will be required over the next six years to comply with the EPS's Clean Air Act. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

[4]
As of December 31, 2014, the fair value of the continent consideration payable in connection with a business combination was $0.3 million. The fair value of this liability is remeasured at the end of each reporting period and has been excluded from the above table as it is not reasonably possible to determine the final liability.

[5]	As of December 31, 2014, LP had warranty reserves of $31.4 million. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

Other Financing Arrangements
In connection with the sale of southern timber and timberlands in 2003, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner, LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. Both the notes receivable and notes payable mature in 2018. The notes payable are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by the notes receivable. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2014 and December 31, 2013. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term debt on the financial statements included in item 8 of this report.
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

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2014, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of December 31, 2014, the fair values of LP's facilities that have not been indefinitely curtailed were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, or should changes occur related to LP's wood supply for these locations, it is possible that impairment charges will be required. See Note 3 of the Notes to the financial statements included in item 8 of this report for impairment charges recorded in the periods presented.
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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at December 31, 2014, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 5.9 billion square feet (3/8” basis) or 4.2 billion square feet (7/16” basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4.2 million.
The fair value of the contingent consideration related to the Peace Valley OSB acquisition is remeasured at the end of each reporting period. During 2014, the fair value of the contingent consideration payable was remeasured and reduced by $3.2 million due to the decline in projected OSB prices in the near term as compared to the data of acquisition.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation
We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana Pacific Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 2, 2015

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$532.7	$656.8
Receivables, net of allowance for doubtful accounts of $1.1 million at December 31, 2014 and 2013	108.4	78.1
Inventories	229.8	224.4
Prepaid expenses and other current assets	25.0	7.7
Deferred income taxes	45.1	50.9
Assets held for sale	9.3	16.3
Total current assets	950.3	1,034.2
Timber and timberlands	67.1	71.6
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	136.1	123.1
Buildings	321.6	330.9
Machinery and equipment	1,838.8	1,794.5
Construction in progress	18.6	46.1
	2,315.1	2,294.6
Accumulated depreciation	(1,464.4)	(1,407.8)
Net property, plant and equipment	850.7	886.8
Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Investments in and advances to affiliates	5.0	3.2
Deferred debt costs	5.6	6.8
Long-term investments	4.6	3.7
Restricted cash	10.4	11.3
Other assets	17.3	33.8
Long-term deferred tax asset	0.6	—
Total assets	$2,353.5	$2,493.3

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets (Continued) Dollar amounts in millions, except per share

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2.4	$2.3
Accounts payable and accrued liabilities	168.3	161.9
Current portion of contingency reserves	2.0	2.0
Total current liabilities	172.7	166.2

Long-term debt, excluding current portion	759.5	762.7
Deferred income taxes	139.5	188.7
Contingency reserves, excluding current portion	12.2	13.3
Other long-term liabilities	153.8	136.1
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 152,844,802 and 152,045,461 shares issued	152.8	152.0
Additional paid-in capital	507.0	508.0
Retained earnings	812.3	887.7
Treasury stock, 10,618,647 shares and 10,920,546 shares, at cost	(225.0)	(232.2)
Accumulated comprehensive loss	(131.3)	(89.2)
Total stockholders’ equity	1,115.8	1,226.3
Total liabilities and stockholders’ equity	$2,353.5	$2,493.3

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2014	2013	2012
Net sales	$1,934.8	$2,085.2	$1,691.2
Operating costs and expenses:
Cost of sales	1,757.8	1,636.9	1,383.2
Depreciation and amortization	100.7	91.3	73.4
Selling and administrative	149.5	150.2	128.4
Loss on sale or impairment of long lived assets	(3.1)	0.2	4.9
Other operating credits and charges, net	7.5	3.8	(2.9)
Total operating costs and expenses	2,012.4	1,882.4	1,587.0
Income (loss) from operations	(77.6)	202.8	104.2
Non-operating income (expense):
Interest expense, net of capitalized interest	(29.8)	(36.0)	(49.3)
Investment income	5.5	10.3	14.8
Other non-operating income (expense)	(3.1)	29.5	(34.9)
Total non-operating income (expense)	(27.4)	3.8	(69.4)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(105.0)	206.6	34.8
Provision (benefit) for income taxes	(27.2)	41.1	7.0
Equity in (income) loss of unconsolidated affiliates	(4.4)	(11.9)	(1.7)
Income (loss) from continuing operations	(73.4)	177.4	29.5
Loss from discontinued operations before tax	(3.0)	(0.4)	(1.1)
Benefit for income taxes	(1.0)	(0.1)	(0.4)
Loss from discontinued operations	(2.0)	(0.3)	(0.7)
Net income (loss)	(75.4)	177.1	28.8

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(0.52)	$1.27	$0.22
Loss per share from discontinued operations	(0.01)	—	(0.01)
Net income (loss) per share	$(0.53)	$1.27	$0.21
Diluted net earnings (loss) per share:
Income (loss) per share from continuing operations	$(0.52)	$1.23	$0.20
Loss per share from discontinued operations	(0.01)	—	—
Net income (loss) per share	$(0.53)	$1.23	$0.20
Average shares of common stock used to compute net loss per share:
Basic	141.1	139.6	137.1
Diluted	141.1	144.3	142.6
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$(75.4)	$177.1	$28.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14.5)	(11.6)	0.6
Unrealized gains (losses) on derivative financial instruments	—	0.3	(0.7)
Unrealized gains (losses) on securities, net of reversals	0.6	1.0	0.8
Defined benefit pension and post retirement plans:
Amortization of prior service cost	—	0.2	0.2
Prior service cost	(6.1)	—	—
Net gain (loss)	(26.7)	23.0	(8.1)
Amortization of net loss	3.9	4.7	4.2
Pension settlement	—	—	1.3
Exchange gain (loss) on remeasurement	0.7	1.1	—
Other comprehensive income (loss), net of tax	(42.1)	18.7	(1.7)
Comprehensive income (loss)	$(117.5)	$195.8	$27.1

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(75.4)	$177.1	$28.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	100.7	91.3	73.4
(Income) loss from unconsolidated affiliates	(4.4)	(11.9)	(1.7)
Other operating credits and charges, net	9.0	3.8	(2.9)
Loss on sale or impairment of long-lived assets	(3.1)	0.2	4.9
Gain from acquisition	—	(35.9)	—
Gain on sale of discontinued operations	—	(1.7)	—
Gain on sale of joint venture	—	(1.2)	—
Gain on settlement of litigation related to ARS	—	—	(20.0)
Loss on early debt extinguishment	—	2.3	52.2
Payment of long-term deposit	—	(17.1)	—
Stock-based compensation related to stock plans	9.4	8.8	8.4
Exchange loss on remeasurement	(2.5)	(2.9)	3.4
Cash settlements of contingencies	(1.6)	(0.4)	(1.4)
Cash settlements of warranties, net of accruals	(7.9)	(9.6)	(5.1)
Pension (payments) expense, net	(3.2)	6.3	8.4
Non-cash interest expense, net	1.7	0.8	4.8
Other adjustments, net	0.4	(0.4)	0.7
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in receivables	(34.1)	4.5	(13.3)
Increase in inventories	(9.2)	(17.7)	(44.5)
(Increase) decrease in prepaid expenses	(0.4)	(1.9)	0.3
Increase (decrease) in accounts payable and accrued liabilities	(7.8)	12.4	11.7
Increase (decrease) in deferred income taxes	(24.5)	35.7	3.7
Net cash provided by (used in) operating activities	(52.9)	242.5	111.8
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(80.1)	(75.6)	(31.2)
Proceeds from asset sales	13.2	16.7	9.2
Acquisitions, net of cash	—	(67.4)	—
Investment in and advances to joint ventures	2.6	13.9	12.7
Proceeds from sale of joint venture	—	2.9	—
Proceeds from settlement of litigation related to ARS	—	—	20.0
Receipt of proceeds from notes receivable	—	91.4	10.0
Decrease in restricted cash under letters of credit/credit facility	0.8	0.7	0.8
Net cash provided by (used in) investing activities	(63.5)	(17.4)	21.5
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	—	—	350.2
Repayment of long-term debt	(2.3)	(113.2)	(253.1)
Payment of debt issuance fees	—	(1.2)	(6.3)
Taxes paid related to net share settlement of equity awards	(1.5)	(12.1)	—
Other financing activities, net	(0.1)	0.1	1.3
Net cash provided by (used in) financing activities	(3.9)	(126.4)	92.1
Effect of exchange rate on cash and cash equivalents	(3.8)	(2.8)	(4.5)
Net increase (decrease) in cash and cash equivalents	(124.1)	95.9	220.9
Cash and cash equivalents at beginning of year	656.8	560.9	340.0
Cash and cash equivalents at end of year	$532.7	$656.8	$560.9
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	149.8	$149.8	12.7	$(274.4)	$549.9	$681.8	$(106.2)	$1,000.9
Net income (loss)						28.8		28.8
Issuance of shares for employee stock plans and stock-based compensation			(0.8)	21.5	(23.8)			(2.3)
Amortization of restricted stock grants					8.1			8.1
Exercise of stock warrants	0.6	0.6			(0.6)			—
Other comprehensive loss							(1.7)	(1.7)
Balance as of December 31, 2012	150.4	150.4	11.9	(252.9)	533.6	710.6	(107.9)	1,033.8
Net income						177.1		177.1
Issuance of shares for employee stock plans and stock-based compensation			(1.0)	20.7	(32.7)			(12.0)
Amortization of restricted stock grants					8.4			8.4
Exercise of stock warrants	1.6	1.6			(1.6)			—
Tax benefit of employee stock plan transactions					0.3			0.3
Other comprehensive gain							18.7	18.7
Balance as of December 31, 2013	152.0	152.0	10.9	(232.2)	508.0	887.7	(89.2)	1,226.3
Net income						(75.4)		(75.4)
Issuance of shares for employee stock plans and stock-based compensation			(0.4)	8.8	(9.5)			(0.7)
Amortization of restricted stock grants					9.3			9.3
Exercise of stock warrants	0.8	0.8			(0.8)			—
Taxes paid related to net share settlement of equity awards			0.1	(1.6)	—			(1.6)
Other comprehensive loss							(42.1)	(42.1)
Balance as of December 31, 2014	152.8	$152.8	10.6	$(225.0)	$507.0	$812.3	$(131.3)	$1,115.8
See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion of specific estimates in this Note under the headings “Other Operating Credits and Charges, Net” and in the Notes entitled “Income Taxes,” “Retirement Plans and Postretirement Benefits,” “Stockholders’ Equity,” “Other Operating Credits and Charges, Net,” “Gain (Loss) on Sale of and Impairment of Long-Lived Assets, Net,” “Contingencies” and "Acquisition of Peace Valley OSB."
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

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2014	2013	2012
Numerator:
Income (loss) attributed to LP common shares:
Income (loss) from continuing operations	$(73.4)	$177.4	$29.5
Loss from discontinued operations	(2.0)	(0.3)	(0.7)
Net income (loss)	$(75.4)	$177.1	$28.8
Denominator:
Basic—weighted average common shares outstanding	141.1	139.6	137.1
Dilutive effect of employee stock plans	—	2.5	2.3
Dilutive effect of stock warrants	—	2.2	3.2
Diluted shares outstanding	141.1	144.3	142.6
Basic earnings per share:
Income (loss) from continuing operations	$(0.52)	$1.27	$0.22
Loss from discontinued operations	(0.01)	—	(0.01)
Net income (loss) per share	$(0.53)	$1.27	$0.21
Diluted earnings per share:
Income (loss) from continuing operations	$(0.52)	$1.23	$0.20
Loss from discontinued operations	(0.01)	—	—
Net income (loss) per share	$(0.53)	$1.23	$0.20
Stock options, warrants and stock settled stock appreciation rights (SSARs) related to approximately 2.5 million and 2.3 million common shares were considered not in-the-money for purposes of LP's earnings per share calculation for the years ended December 31, 2013 and December 31, 2012. Stock options, warrants, stock settled stock appreciation rights (SSARs) and performance shares related to approximately 5.8 million common shares for the year ended December 31, 2014 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position in continuing operations.
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
Assets Held for Sale
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. During 2014, LP sold the assets of one of its non-operating locations for $11.9 million. As of December 31, 2014 and 2013, LP included two OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to estimated sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollar amounts in millions	December 31,
	2014	2013
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$4.5	$6.9
Buildings	2.9	6.2
Machinery and equipment	52.0	99.1
	59.4	112.2
Accumulated depreciation	(50.1)	(95.9)
Net property, plant and equipment	$9.3	$16.3
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
LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Capitalized interest totaled $1.3 million in 2014 and $1.6 million in 2013.
Potential Impairments
Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 3 for impairment charges recorded in the periods presented. See Note 17 for a discussion of charges in 2014, 2013 and 2012 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2014, the fair values of LP's facilities were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, or should changes occur related to LP's wood supply for these locations, it is possible that impairment charges will be required.
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
See Note 10 for further discussion of deferred income taxes.
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
The functional currencies of LP’s Chilean and Brazilian subsidiaries are the Chilean peso and Brazilian real and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in “Accumulated comprehensive loss” in Stockholders’ equity.
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
Restricted Cash
In accordance with LP’s credit facilities, discussed at Note 12, LP has established restricted cash accounts. As of December 31, 2014, a portion of the restricted cash secures outstanding letters of credit under LP’s U.S. and Canadian credit facilities.
Revenue Recognition
Revenue is recognized when title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2014, 2013 and 2012, LP's top ten customers accounted for approximately 41%, 44% and 46% of its sales. During 2012, Home Depot, Inc. accounted for more than 10% of its sales with no customers exceeding 10% in 2013 or 2014.
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
Deferred Debt Costs
Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). During 2013, $1.4 million and during 2012, $4.5 million of deferred debt costs were written off in association with the early debt extinguishment. LP amortized deferred debt costs of $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012. See Note 11 for further discussion.
Other Operating Credits and Charges, Net
LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, prior year inventory profit adjustments, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2014, 2013 and 2012.
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
Present and Prospective Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether conditions exist which raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year of when the financial statements are available to be issued). If such conditions exist, disclosure is required of: (1) the principal conditions; (2) management’s evaluation of the significance of the conditions on the entity’s ability to meet obligations; and (3) management’s plans to alleviate this substantial doubt related to the ability to continue as a going concern. If management’s plans do not alleviate this substantial doubt, management must specifically disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or date the financial statements are available to be issued), in addition to the disclosure noted above. This guidance becomes effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.
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
Long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2014 and December 31, 2013:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Auction rate securities	$0.3	$4.3	$—	$4.6

Total marketable securities	$0.3	$4.3	$—	$4.6

December 31, 2013
Auction rate securities	$0.4	$3.3	$—	$3.7

Total marketable securities	$0.4	$3.3	$—	$3.7
As of December 31, 2014, LP had $4.6 million ($23.4 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates may be reset through a Dutch auction each month. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages and other securities.
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
The contractual maturities of debt securities classified as available for sale at December 31, 2014 were as follows:

Dollar amounts in millions	2014
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due in more than one year	0.3	4.6
Total marketable securities	$0.3	$4.6
There were no purchases of short-term and long-term investments for the years ended December 31, 2014 and 2013. During 2014 and 2013, LP did not own any short-term investments.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 is summarized in the following tables.

Dollar amounts in millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.6	$—	$—	$4.6
Trading securities	2.3	2.3	—	—
Contingent consideration	0.2	—	—	0.2

Dollar amounts in millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3.7	$—	$—	$3.7
Trading securities	2.0	2.0	—	—
Contingent consideration	3.8	—	—	3.8
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2014 and 2013.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2012	$2.0	$—
Contingent consideration pursuant to business combination	—	24.3
Adjustment to contingent consideration fair value	—	(20.5)
Total realized/unrealized gains (losses)
Included in investment income	—	—
Included in other comprehensive income	1.7	—
Balance at December 31, 2013	$3.7	$3.8
Contingent consideration pursuant to business combination	$—	$—
Adjustment to contingent consideration fair value	—	(3.2)
Foreign exchange rate changes	—	(0.4)
Total realized/unrealized gains (losses)
Included in investment income	—	—
Included in other comprehensive income	0.9	—
Balance at December 31, 2014	$4.6	$0.2
LP estimated the Senior Notes maturing in 2020 to have a fair value of $371.0 million at December 31, 2014 and $390.3 million at December 31, 2013 based upon market quotations.
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
During 2014, LP recognized a gain of $3.2 million as a fair value adjustment to the contingent consideration payable in connection with a business combination (see Note 23 for further discussion). The fair value of the contingent consideration was reduced during the year due to the decline in projected OSB prices as compared to the initial fair value which was established at the date of the acquisition. This reduction resulted in lowering the estimated payment obligation. The fair value adjustment is recorded in Other Operating Credits and Charges, Net (see Note 16 for further discussion). This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration volatility of such projections.
During 2013, LP recognized a gain of $20.5 million as a fair value adjustment to the contingent consideration payable in connection with a business combination (see Note 24 for further discussion). The fair value of the contingent consideration was reduced during the year due to the decline in projected OSB prices as compared to the initial fair value which was established at the date of the acquisition. This reduction resulted in lowering the estimated payment obligation. The fair value adjustment is recorded in Other Operating Credits and Charges, Net (see Note 16 for further discussion). This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration volatility of such projections.

4.	RECEIVABLES
Receivables consist of the following:

	December 31,
Dollar amounts in millions	2014	2013
Trade receivables	$96.1	$69.2
Interest receivables	0.2	0.2
Income tax receivable	1.4	1.2
Other receivables	11.7	8.6
Allowance for doubtful accounts	(1.0)	(1.1)
	$108.4	$78.1

Other receivables at December 31, 2014 and 2013 primarily consist of Canadian sales tax receivables, vendor rebates and other miscellaneous receivables.

5.	INVENTORIES
Inventories consist of the following (work-in-process is not material):

	December 31,
Dollar amounts in millions	2014	2013
Logs	$39.6	$46.9
Other raw materials	21.3	27.8
Semi finished inventory	19.3	11.1
Finished products	149.6	138.6
Total	$229.8	$224.4

6.	NOTES RECEIVABLE FROM ASSET SALES
Notes receivable from asset sales are related to transactions that occurred during 1997, 1998 and 2003. The 1997 and 1998 notes receivable provide collateral for LP’s limited recourse notes payable and the 2003 notes receivable provide collateral for LP’s non-recourse notes payable (see Note 12). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2014	December 31,
		2014	2013
Notes receivable (secured), maturing 2018, interest rates fixed	7.3%	22.2	22.2
Notes receivable (secured), maturing 2018, interest rate variable		410.0	410.0
Total		432.2	432.2
Current portion		—	—
Long-term portion		$432.2	$432.2
The weighted average interest rate for all notes receivable from asset sales at December 31, 2014 and 2013 was approximately 0.8% for both years. The remaining notes of $432.2 million mature in 2018. LP estimates that the fair value of these notes at December 31, 2014 and 2013 was approximately $438.0 million for both years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the year ended December 31, 2014 and 2013 are provided in the following table:

Dollar amounts in millions	2014	2013
Beginning balance December 31,	9.7	—
Additions	—	9.7
Total goodwill	9.7	9.7

LP has recorded other intangible assets in its Consolidated Balance Sheets, as follows:

	December 31,
Dollar amounts in millions	2014	2013
Timber licenses (recorded as part of Timber and Timberlands)	$64.8	$68.2
Other	0.1	0.1
Total	$64.9	$68.3

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for Le Groupe Forex (Forex), Peace Valley OSB and the assets of Evans Forest Products. The initial value of these licenses was $111.8 million and are amortized over the estimated useful life of twenty to twenty-five years.

Amortization of the above intangible asset over the next five years is as follows:

Dollar amounts in millions
Year ended December 31,
2015	$3.3
2016	3.3
2017	4.1
2018	4.1
2019	4.1

8.	INVESTMENTS IN AND ADVANCES TO AFFILIATES
At December 31, 2014, LP has an investment in a joint venture with Resolute Forest Products to operate jointly owned I-Joist facilities in Quebec (Abitibi-LP). Each partner owns 50% of the venture. In 2013, LP acquired full ownership of the Peace Valley OSB joint venture (formerly referred to as Canfor-LP) in which LP previously maintained a 50% interest (see Note 23 for further information). Additionally, during 2013, LP sold its equity investment in U.S. Greenfiber, which resulted in a gain of $1.2 million.

The remaining investment does not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements for any year; however based upon the aggregation requirements under S-X, aggregated summarized financial information (including net sales and net income information for entities no longer held) for 2012 is required as follows:

December 31,
Dollar amounts in millions	2012
Net sales	$238.9
Net income (loss)	$3.4

LP sells products and raw materials and purchases products for resale from Abitibi-LP and previously purchased OSB from Canfor - LP prior to the acquisition on May 31, 2013. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interests. For the years ended December 31, 2014, 2013 and 2012, LP sold $9.8 million, $13.7 million and $8.7 million of products to Abitibi-LP and purchased $55.4 million, $52.0 million and $37.9 million of I-joists from Abitibi-LP. LP purchased $98.2 million and $148.0 million from Canfor-LP during the years ended December 31, 2013 and 2012. Included in LP’s Consolidated Balance Sheets at December 31, 2014 and 2013 are $0.7 million and $0.8 million in accounts receivable and $0.4 million in accounts payable for 2014 associated with Abitibi-LP.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2014	2013
Accounts payable	$80.3	$83.1
Salaries and wages payable	32.4	43.3
Taxes other than income taxes	3.3	2.1
Current portion of warranty reserves	12.0	12.0
Accrued interest	6.4	2.5
Contingent consideration	—	2.1
Accrued rebates	15.9	9.1
Other accrued liabilities	18.0	7.7
Total Accounts payable and accrued liabilities	$168.3	$161.9
Other accrued liabilities at December 31, 2014 and 2013 primarily consist of uncertain tax positions, accrued rent, current portion of worker compensation liabilities and other items. Additionally, included in accounts payable is $5.2 million and $6.4 million related to capital expenditures that had not yet been paid as of December 31, 2014 and as of December 31, 2013.

10.	INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Domestic	$(66.4)	$134.0	$31.0
Foreign	(34.2)	84.5	5.5
Total	$(100.6)	$218.5	$36.5
The following presents the components of LP’s income tax provision (benefit) from continuing operations.

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Current tax provision (benefit):
U.S. federal	$(5.0)	$1.3	$12.6
State and local	0.3	1.2	0.6
Foreign	1.6	3.3	0.9
Net current tax provision (benefit)	(3.1)	5.8	14.1
Deferred tax provision (benefit):
U.S. federal	(19.5)	44.6	(7.3)
State and local	(1.2)	2.5	—
Foreign	(13.3)	13.4	(0.3)
Net valuation allowance increase (decrease)	9.9	(25.2)	0.5
Net deferred tax benefit	(24.1)	35.3	(7.1)
Total income tax provision (benefit)	$(27.2)	$41.1	$7.0
LP received income tax refunds during 2014, 2013 and 2012 of $1.6 million, $0.9 million and $1.9 million and paid cash taxes of $3.7 million, $6.8 million and $1.6 million. Included in the Consolidated Balance Sheet at December 31, 2014 and 2013 are income tax receivables of $1.4 million and $1.2 million.
The income tax effects of LP’s share of the income or loss of U.S. GreenFiber and Canfor-LP OSB Limited Partnership in 2013 and 2012 are recorded in “Provision (benefit) for income taxes” on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in “Equity in (income) loss of unconsolidated affiliates”.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2014	2013
Property, plant and equipment	$172.1	$178.9
Timber and timberlands	17.8	10.5
Inventories	(8.1)	(8.1)
Accrued liabilities	(84.9)	(70.0)
Benefit of capital loss and NOL carryovers	(134.0)	(97.1)
Benefit of federal & state tax credit carryovers	(17.8)	(14.9)
Installment sale gain deferral	129.2	129.9
Market value write down of ARS	(8.9)	(8.9)
Other	(3.9)	(6.0)
Valuation allowance	32.3	23.5
Net deferred tax liabilities	$93.8	$137.8
Balance sheet classification
Current deferred tax asset	$(45.1)	$(50.9)
Long-term deferred tax asset	(0.6)	—
Long-term deferred tax liability	139.5	188.7
	$93.8	$137.8
The $134.0 million of benefit relating to capital loss and net operating loss (NOL) carryovers included in the above table at December 31, 2014 consists of $36.1 million for federal NOL carryovers which will begin to expire in 2031, $31.8 million (net of federal taxes) for state NOL carryovers and $0.9 million for state capital losses which will expire in various years 2015 through 2033, $54.3 million for Canadian NOL carryovers which will expire starting in 2029 and $10.9 million for Canadian capital loss carryovers which may be carried forward indefinitely. At December 31, 2014, LP has recorded valuation allowances of $9.9 million related to state NOL carryover benefit; $0.9 million related to state capital loss carryover; $5.6 million related to Canadian NOL carryover; $13.7 million against the Canadian capital loss benefit; $0.8 million against the state tax credit carryovers and $1.4 million related to other items.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that their realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carry forwards. LP believes that the valuation allowances provided are appropriate. If future years’ earnings differs from the estimates used to establish these valuation allowances or other objective positive or negative evidence arises, LP may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
In 2013, LP decreased its previously recorded valuation allowance against its state and Canadian deferred tax assets by approximately $22.1 million based on 2013 current operating results and an increase in deferred tax liabilities.
As a result of certain realization requirements of ASC 718 Compensation -- Stock Compensation, the table of deferred tax assets and liabilities shown above does not include $13.9 million and $13.2 million of deferred tax assets as of December 31, 2014 and December 31, 2013 that arose directly from tax deductions related to amounts of equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized. In 2013, LP recognized a current tax benefit of $0.3 million as adjustments to additional paid in capital arising from tax deductions for equity compensation that were more than the compensation recognized for financial reporting.
U.S. taxes have not been provided on approximately $51.0 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Determination of the amount of any unrecognized income tax liability on this temporary difference is not practical because of the complexities of the hypothetical calculation. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates on continuing operations:

	Year ended December 31,
	2014	2013	2012
U.S. Federal tax rate	(35)%	35%	35%
State and local income taxes	(2)	2	2
Adjustments to previously recorded deferred tax liabilities	—	—	(12)
Uncertain tax positions	1	—	(1)
Effect of foreign tax rates	5	(3)	(1)
Effect of foreign exchange on functional currencies	(6)	(3)	(2)
Valuation allowance	10	(12)	1
Other, net	—	—	(3)
Effective tax rate (%)	(27)%	19%	19%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 through 2009. LP protested certain proposed adjustments and requested review by the IRS Appeals Office. In the fourth quarter of 2014, the IRS Appeals conferences were completed and a tentative agreement was reached resolving all issues. The agreed upon changes are subject to approval by U.S. Joint Committee on Taxation which is expected to occur in 2015. During 2013, LP deposited $17.1 million with the IRS to suspend the accrual of interest pending the resolution of this matter. The deposit is included within Prepaid and other current assets on the Consolidated Balance Sheet at December 31, 2014.
LP remains subject to U.S. federal examinations of tax years 2011 through 2013 as well as state and local tax examination for the tax years 2007-2013. Canadian federal income tax years are closed through 2009 and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2012. Chilean returns for the 2010 - 2012 tax years are under review by the Chilean Tax Office. Brazilian returns for years 2009 - 2013 are subject to audit but no examinations are currently in progress.

In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

during

	December 31,
Dollar amounts in millions	2014	2013	2012
Beginning balance	$48.9	$49.9	$23.5
Increases:
Tax positions taken in current year	0.1	—	0.1
Tax positions taken in prior years	1.3	0.4	33.9
Decreases:
Tax positions taken in current year	—	—	—
Tax positions taken in prior years	(8.1)	—	(7.4)
Settlements during the year	—	—	(0.2)
Lapse of statute in current year	—	(1.4)	—
Ending balance	$42.2	$48.9	$49.9
Included in the above balances at December 31, 2014 and 2013 is $14.6 million and $12.8 million of tax benefits that, if recognized, would affect LP’s effective tax rate. LP reversed interest of $1 million during 2014 and accrued interest of $0.2 million during 2013, and in total LP has recognized a liability of $4.7 million and $5.7 million for accrued interest related to its uncertain tax positions as of December 31, 2014 and 2013. While outcomes and timing cannot be predicted, it is possible that unrecognized tax benefits of up to $34.7 million, primarily related to the timing of fixed asset recovery and $4.1 million related to the timing of gain recognition could change as a result of the anticipated settlement of the 2007-2009 IRS audit and the lapse of statutes of limitation, respectively, during the next twelve months.

11.	NON-OPERATING INCOME (EXPENSE)
Included in LP’s Consolidated Statements of Income is non-operating expense of $27.4 million, $3.8 million and $69.4 million for the years ended December 31, 2014, 2013 and 2012. This income (expense) is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Interest expense	$(29.9)	$(36.2)	$(48.0)
Amortization of debt charges	(1.2)	(1.4)	(1.5)
Capitalized interest	1.3	1.6	0.2
Interest expense, net of capitalized interest	(29.8)	(36.0)	(49.3)
Investment income	5.5	9.4	13.0
SERP market adjustments	—	0.9	1.8
Investment income	5.5	10.3	14.8
Foreign currency losses	(3.1)	(5.3)	(2.7)
Gain on settlement of litigation related to ARS	—	—	20.0
Gain on acquisition	—	35.9	—
Gain on the sale of joint venture	—	1.2	—
Early debt extinguishment	—	(2.3)	(52.2)
Other non-operating income (expense)	(3.1)	29.5	(34.9)
Total non-operating income (expense)	$(27.4)	$3.8	$(69.4)

For the year ended December 31, 2013, LP recognized a gain of $35.9 million from the acquisition of the remaining 50% ownership of the Peace Valley OSB joint venture and a gain of $1.2 million from the sale of the U.S. GreenFiber joint venture.
For the year ended December 31, 2012 , LP recognized a gain of $20.0 million from the settlement of its ARS litigation with Deutsche Bank Securities, Inc.

12.	LONG-TERM DEBT

	Interest Rate 2014	December 31,
Dollar amounts in millions		2014	2013
Debentures:
Senior unsecured notes, maturing 2020, interest rates fixed	7.5%	$350.0	$350.0
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	14.4	15.7
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	6.0	8.0
Limited recourse notes payable:
Senior notes, payable 2018, interest rates fixed	7.3%	22.0	22.0
Other financing:
Non-recourse notes payable 2018, interest rates variable	0.2%	368.7	368.7
Other		0.8	0.6
Total		761.9	765.0
Less: current portion		(2.4)	(2.3)
Net long-term portion		$759.5	$762.7

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $23.2 million and $22.9 million at December 31, 2014 and 2013. LP estimated the senior unsecured notes maturing in 2020 to have a fair value of $371.0 million at December 31, 2014 and $390.0 million at December 31, 2013 based upon market quotations. LP believes the carrying amounts of the Chilean term credit facility as well as the Brazil export facility approximates fair market value based upon current interest rates with similar remaining maturities.
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

In December 2013, LP entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2013 and 2014, no revolving borrowings had been made or were outstanding under the credit facility.

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

The credit agreement contains various restrictive covenants and customary events of default. The credit agreement also contains financial covenants that require the Company and its consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least $200 million thereafter, in each case calculated in the manner specified in the credit agreement. As of December 31, 2014, we were in compliance with all financial covenants under the credit agreement.
In December 2009, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan will be repaid in 16 semi-annual principal payments that began in June 2012 and end in December 2019. The loan bears interest at UF plus 3.90% per annum, and is partially secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of LP’s obligations to repay the indebtedness outstanding. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates, the UF or principal payments. LP made no principal payments during 2014. The impact of foreign currency exchange rates in 2014 was $2.1 million which was offset by a UF change of $0.8 million. LP made principal payments of $21 million during 2013 which included a scheduled payment of $2.6 million and an optional prepayment of $18.4 million. The impact of foreign currency exchange rates in 2013 was $2.8 million which was offset by a UF change of $0.3 million.
In August 2011, LP entered into an export financing loan agreement with a Brazilian bank. This loan is to be repaid in 10 equal semi-annual payments that began in January 2013 and end in July 2017. During 2014, LP made principal payments of $2.0 million.

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

The weighted average interest rate for all long-term debt at December 31, 2014 and 2013 was approximately 3.9 percent for both periods. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2015	$2.4
2016	2.3
2017	6.8
2018	395.6
2019	4.8
2020 and after	350.0
Total	$761.9
Cash paid during 2014, 2013 and 2012 for interest (net of capitalized interest) was $30.8 million, $35.0 million and $50.1 million.

13.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
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
LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. LP has established a grantor trust that provides funds for the benefits payable under the SERP. The assets of the grantor trust are invested in corporate-owned life insurance policies. At December 31, 2014 and 2013, the trust assets were valued at $9.7 million and $9.7 million and are included in “Other assets” on the Consolidated Balance Sheets. LP did not contribute to this trust in 2014 or 2013. During the year ended December 31, 2012, LP paid its retiring CEO his accumulated SERP liability of $10.4 million through the use of the assets included in the grantor trust. In connection with this distribution, LP recorded a plan settlement charge of $2.2 million.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Service cost	$3.5	$3.4	$3.7
Interest cost	14.1	12.7	14.6
Expected return on plan assets	(16.9)	(16.5)	(16.8)
Amortization of prior service cost and net transition asset	—	0.3	0.3
Amortization of net actuarial loss	5.5	7.3	6.6
Net periodic pension cost	$6.2	$7.2	$8.4
Loss (gain) due to settlement	$—	$—	$2.2
Discount rate	4.59%	3.80%	4.41%
Rate of compensation increase	0.8%	0.7%	0.7%
Expected return on plan assets	6.72%	6.64%	6.87%
Other changes in plan assets and benefit obligations recognized in other comprehensive income (OCI):

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Net actuarial (gain) loss	$44.2	$(35.9)	$11.3
Amortization of net actuarial loss	(5.5)	(7.3)	(6.6)
Amortization of prior service cost	9.4	(0.3)	(0.3)
Settlement	—	—	(2.2)
Foreign exchange rate changes	—	0.2	—
Total recognized in OCI	$48.1	$(43.3)	$2.2

LP calculates the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. As of January 1, 2010 LP froze future contribution credits to its qualified U.S. defined benefit pension plans. LP recognized settlement charges of $2.2 million during 2012, related to the LP SERP pension plan associated with the retirement of LP's previous CEO.
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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2014	2013
Change in benefit obligation:
Beginning of year balance	$322.1	$352.0
Service cost	3.5	3.4
Interest cost	14.1	12.7
Actuarial (gain)/loss	37.4	(24.1)
Transfers in	—	0.3
Plan amendments	9.4	—
Foreign exchange rate changes	(5.3)	(3.6)
Benefits paid	(17.1)	(18.6)
End of year balance	$364.1	$322.1
Change in assets (fair value):
Beginning of year balance	$270.3	$259.3
Actual return on plan assets	10.2	28.3
Employer contribution	9.6	4.2
Transfers in	—	0.3
Foreign exchange rate changes	(5.0)	(3.2)
Benefits paid	(17.1)	(18.6)
End of year balance	$268.0	$270.3
Funded status	$(96.1)	$(51.8)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	3.82%	4.58%
Rate of compensation increase	0.57%	0.63%

The amounts recognized in LP’s Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2014	2013
Noncurrent pension assets, included in “Other assets”	$0.6	$0.6
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(2.7)	(0.2)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(93.8)	(52.2)
Total	$(95.9)	$(51.8)
Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$149.6	$112.1
Prior service cost	9.5	0.1
Total	$159.1	$112.2
The total accumulated benefit obligation for all pension plans as of December 31, 2014 and 2013 was $361.5 million and $317.7 million.
The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $348.0 million and $217.9 million at December 31, 2014 and $304.7 million and $256.7 million at December 31, 2013. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $350.7 million and $217.9 million at December 31, 2014 and $309.0 million and $256.7 million at December 31, 2013.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2015 is:

Dollar amounts in millions
Net actuarial loss	$7.1
Prior service cost	0.5
Total	$7.6
The benefits expected to be paid from the benefit plans, which reflect expected future service, are as follows:

Dollar amounts in millions
Year
2015	$22.7
2016	24.3
2017	30.1
2018	20.0
2019	20.6
2020 – 2024	108.1
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

Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2014	Actual Allocation
		2014	2013
Asset category
Equity securities	47.0%	45.7%	46.4%
Debt securities	27.0	43.8	36.8
Real estate	8.0	—	6.2
Other, including cash and cash equivalents	18.0	10.5	10.6
Total	100.0%	100.0%	100.0%
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

The fair value of LP’s pension plan assets at December 31, 2014 and December 31, 2013, fair value asset categories and the level of inputs as defined in Note 3 are as follows:

Dollar amounts in millions Asset Category	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$84.5	$71.4	$13.1	$—
International stock funds	37.9	12.8	25.1	—
Fixed income investment funds:(b)
Domestic bond funds	62.5	62.5	—	—
International bond funds	40.9	—	40.9	—
Diversified real asset funds	13.9	13.9	—	—
Real estate funds(c)	—	—	—	—
Multi-strategy funds(d)	26.1	—	—	26.1
Cash & cash equivalents	2.2	—	2.2	—
Total	$268.0	$160.6	$81.3	$26.1
  _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	Real estate investments are primarily invested in U.S. commercial real estate.

(d)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.

Dollar amounts in millions Asset Category	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$83.0	$68.8	$14.2	$—
International stock funds	42.4	14.4	28.0	—
Fixed income investment funds:(b)
Domestic bond funds	54.4	54.4	—	—
International bond funds	34.2	—	34.2	—
Diversified real asset funds	11.1	11.1	—	—
Real estate funds(c)	16.5	—	—	16.5
Multi-strategy funds(d)	25.2	—	—	25.2
Cash & cash equivalents	3.5	—	3.5	—
Total	$270.3	$148.7	$79.9	$41.7
 _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	Real estate investments are primarily invested in U.S. commercial real estate.

(d)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.
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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds	Real Estate	Total
Balance at January 1, 2013	$49.5	$15.2	$64.7
Total unrealized gains (losses)	5.5	1.3	6.8
Net income	—	0.1	0.1
Contribution (redemption)	(29.4)	—	(29.4)
Management fees	(0.4)	(0.1)	(0.5)
Balance at December 31, 2013	$25.2	$16.5	$41.7

Total unrealized gains (losses)	$0.8	$—	$0.8
Net income	—	—	—
Contribution (Redemption)	—	(16.5)	(16.5)
Management fees	0.1	—	0.1
Balance at December 31, 2014	$26.1	$—	$26.1
Defined Contribution Plans
LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 3.5% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 2.5 million shares of LP common stock that represented approximately 12.4% of the total market value of plan assets at December 31, 2014.
In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).
Expenses related to defined contribution plans and the multiemployer plan in 2014, 2013 and 2012 were $5.6 million, $8.3 million and $5.2 million.
Other Benefit Plans
LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2014 and 2013 was $8.0 million and $8.2 million. Net expense related to these plans was not significant in 2014 or 2013.
Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $2.1 million and $1.9 million at December 31, 2014 and December 31, 2013 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

14.    STOCKHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2014, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.
Shareholder Rights Plan
In May 2008, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right represents the right to purchase one-hundredth of a share of Preferred Stock, at an exercise price of $100, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock.
Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase a number of additional shares of common stock of LP having a total market value of twice the exercise price of each right. The rights expire in June 2018, but can be redeemed by action of the Board of Directors prior to that time at $0.01 per right.
Warrants
During 2009, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the years ended December 31, 2014 and December 31, 2013, warrant exercises resulted in the issuances of 799,488 and 1,621,362 shares. At December 31, 2014, the remaining outstanding warrants were exercisable to purchase approximately 573,520 shares. The warrants (at date of grant) were valued based upon Black-Scholes option pricing model using expected stock price volatility of 53%; no expected dividends; risk-free interest rate of 2.6%; and an expected life of 8 years, which resulted in a fair value per share of $0.72.
Common Stock Plans
At December 31, 2014, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $9.4 million, $8.8 million and 8.4 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
LP recognizes these compensation costs, net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2014, 2013 and 2012 based on its historical experience during the preceding three years.

Stock Compensation Plans
LP grants stock settled appreciation rights (SSARs) to key employees. On exercise or issuance, LP generally issues these shares from treasury. The options and SSARs are granted at market price at the date of grant. For employees, options and SSARs become exercisable over three years and expire ten years after the date of grant. At December 31, 2014, 5.2 million shares were available under the current stock award plans for stock-based awards. The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model:

	2014	2013	2012
Expected stock price volatility	57%	69%	64%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.5%	0.9%	0.7%
Expected life of options (in years)	5.0 years	5.0 years	5.1 years
Weighted average fair value of options and SSARs granted	$9.03	$11.68	$4.75
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

The following table summarizes stock options and SSARs outstanding as of December 31, 2014 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2012	8,315	$12.78
Options granted	971	$8.85
Options exercised	(751)	$6.24
Options canceled	(60)	$16.69
Options outstanding at December 31, 2012	8,475	$12.88
Options granted	343	$20.49
Options exercised	(1,861)	$9.06
Options canceled	(20)	$22.23
Options outstanding at December 31, 2013	6,937	$14.26
Options granted	494	$18.09
Options exercised	(43)	$9.92
Options canceled	(384)	$21.14
Options outstanding at December 31, 2014	7,004	$14.19	4.5	$32.6
Vested and expected to vest at December 31, 2014(1)	6,654	$—	—	$30.9
Options exercisable at December 31, 2014	6,019	$13.91	3.9	$30.3
 _______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2014. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.
As of December 31, 2014, there was $4.4 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.3 years. LP recognized $3.8 million, $3.4 million and $3.7 million in compensation expense associated with these awards for the years ended December 31, 2014, 2013 and 2012.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors as allowed under the current stock award plans. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2014, 2013 and 2012 of $3.0 million, $2.7 million and $2.3 million. As of December 31, 2014, there was $3.5 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.0 year.

The following table summarizes incentive share awards outstanding as of December 31, 2014 as well as activity during the three year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2012	1,112,868
Incentive shares awards granted	330,426
Incentive share awards vested	(407,909)
Incentive share awards canceled	(74,997)
Incentive share awards outstanding at December 31, 2012	960,388
Incentive shares awards granted	166,474
Incentive share awards vested	(350,107)
Incentive share awards canceled	(24,160)
Incentive share awards outstanding at December 31, 2013	752,595
Incentive shares awards granted	123,982
Incentive share awards vested	(253,834)
Incentive share awards canceled	(29,130)
Incentive share awards outstanding at December 31, 2014	593,613	1.0	$9.8
Vested and expected to vest at December 31, 2014(1)	563,932	1.0	$9.3
Incentive share awards exercisable at December 31, 2014	—	—	—
 _______________

(1)	Incentive shares expected to vest based upon historical forfeitures rate
Restricted Stock
LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2014, there was $2.4 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 0.9 year.

The following table summarizes restricted stock awards outstanding as of December 31, 2014 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	836,877	$5.42
Restricted stock awards granted	202,009	8.85
Restrictions lapsing	(413,837)	2.50
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2012	625,049	8.46
Restricted stock awards granted	108,174	20.49
Restrictions lapsing	(221,138)	7.37
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2013	512,085	11.48
Restricted stock awards granted	122,649	17.93
Restrictions lapsing	(170,567)	9.54
Restricted stock awards canceled	(11,021)	12.35
Restricted stock awards at December 31, 2014	453,146	$13.93
LP recorded compensation expense related to these awards in 2014, 2013 and 2012 of $2.1 million, $2.1 million, and $1.8 million.
Performance Share Awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. This award was granted pursuant to the terms of LP's 1997 Incentive Stock Award Plan. If pre-determined market-based performance goals are met, shares of LP's stock will be issued to Mr. Stevens based upon a pre-determined vesting schedule based upon the required service periods. The fair market value of this award was determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of certain performance goals. LP recorded compensation expense related to these awards of $0.4 million in 2014. As of December 31, 2014, the performance target for 200,000 performance shares was met. As of December 31, 2014, there was $0.5 million of total unrecognized compensation expense related to this award. This expense will be recognized over the next 1.3 years.
Phantom Stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan in May 2013, phantom stock units are no longer granted to directors. The awards are considered liability awards. The director does not receive rights of a shareholder, nor is any stock transfered. The units will be paid in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of December 31, 2014, LP had phantom stock units covering 66,339 shares outstanding under this program. During 2014, LP paid $0.2 million due to retirement of one of its directors. LP recorded compensation expense related to these awards of $0.1 million in 2014.

15.    ASSET RETIREMENT OBLIGATIONS
The activity in LP’s asset retirement obligation liability for 2014 and 2013 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Dollar amounts in millions	Year ended December 31,
	2014	2013
Beginning balance	$8.3	$8.3
Accretion expense	0.6	0.7
Accrued to expense during the year	0.3	—
Payments made	(0.5)	(0.5)
Translation	(0.1)	(0.2)
Ending balance	$8.6	$8.3

16.    OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2014	2013	2012
Adjustment related to a change in inventory convention for spare parts	$—	$(4.8)	$—
Adjustment related to prior year inventory	—	(1.6)	(1.5)
Adjustment related to prior year depreciation	—	(1.6)	—
Refundable value added tax receivable	—	1.4	—
Insurance recovery	0.5	1.9	—
Contingent consideration fair value adjustment	3.2	20.5	—
Addition to workers compensation reserves	(0.4)	(1.0)	—
Adjustments to retirement accounts	—	—	(3.8)
Gain due to forfeiture of deposit	1.0	—	—
Reductions, net of additions, to product related contingency reserves	—	—	5.0
Adjustment to product related warranty reserves	(11.3)	(17.7)	1.8
Additions to environmental related contingency reserves	(0.5)	(1.0)	—
Timber related reserves	—	—	0.8
Other	—	0.1	0.6
	$(7.5)	$(3.8)	$2.9
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	$1.0	$(1.8)	$—
Addition to contingency reserves	$—	$(0.9)	$—
	$1.0	$(2.7)	$—
2014
During 2014, LP recorded a $7.5 million loss in "Other operating credits and charges, net". The components of the net charges include:

•	a gain of $0.5 million related to proceeds received from an insurance claim;

•
a gain of $3.2 million related to fair market value adjustment to the contingent consideration payable in connection with a business combination (see Note 3 and Note 23 for additional discussions on fair value measurements and the acquisition of Peace Valley OSB);

•	a loss of $0.4 million associated with a workers compensation reserve adjustment at an siding mill;

•	a gain of $1.0 million due to the forfeiture of a deposit posted with LP in relation to assets held for sale;

•	a loss of $11.3 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period;

•	a loss of $0.5 million related to an increase in environmental reserves associated with a previously owned plywood mill.

Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a gain of $1.0 million associated with the reduction of a valuation allowance on the joint venture's books associated with deferred tax assets
2013
During 2013, LP recorded a $3.8 million loss in "Other operating credits and charges, net". The components of the net charges include:

•	a loss of $4.8 million related to a change in inventory convention for spare parts;

•	a loss of $1.6 million related to a prior year inventory adjustment;

•	a loss of $1.6 million related to a correction of prior years depreciation amounts associated with LP's South American operations;

•	a loss of $17.7 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period;

•	a gain of $1.4 million related to value added taxes;

•	a gain of $1.9 million related to proceeds received from insurance claims associated with an OSB mill in Canada and and earthquake in Chile;

•
a gain of $20.5 million in relation to the fair market value adjustment of the contingent consideration payable in connection with a business combination. See Note 3 and Note 24 for additional discussions on fair value measurements and the acquisition of Peace Valley OSB;

•	a loss of $1.0 million associated with a workers compensation reserve adjustment at an OSB mill; and

•	a loss of $1.0 million related to an increase in environmental reserves associated with a previously owned plywood mill.

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
Severance
Over the course of the last three years, LP has entered into several restructuring plans in an effort to sell selected businesses and reduce overall expenses. The detail of the severance accrual and related expense and payments for the last three years is as follows:

Dollar amounts in millions	Year ended December 31,
	2014	2013	2012
Beginning balance	$0.7	$0.7	$1.5
Charged to expense, continuing operations	0.8	0.8	1.0
Payments	(1.1)	(0.8)	(1.8)
Ending balance	$0.4	$0.7	$0.7
The balance of the accrued severance is included in “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets. The balance as of December 31, 2014 is payable under contract through 2014. For the year ended December 31, 2014, severance expense is primarily related to general and corporate expenses.

17.    LOSS ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS
The major components of “Loss on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2014	2013	2012
Impairment charges on long-lived assets	$—	$(0.1)	$(4.4)
Gain (loss) on sale of other long-lived assets	3.1	(0.1)	(0.5)
	$3.1	$(0.2)	$(4.9)
2014
During 2014, LP recorded a net gain on sale of long-lived assets of $3.1 million. This net gain includes the following items:

•	a gain of $3.7 million related to the sale of the Athens Georgia facility; and

•	a loss of $0.6 million associated with the retirement of environmental equipment.
2013
During 2013, LP recorded a loss on sale of and impairment of long-lived assets of $0.2 million. This net loss includes the following items:

•	a loss of $0.1 million related to the impairment of an asset associated with a siding facility in Roaring River, NC; and

•	a loss of $0.1 million associated with the sales of various assets.
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

18.    CONTINGENCIES
LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2014	2013
Environmental reserves	$13.6	$14.9
Other reserves	0.6	0.4
Total contingencies	14.2	15.3
Current portion	(2.0)	(2.0)
Long-term portion	$12.2	$13.3
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
In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $2.3 million of costs, relating to three sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

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
The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Beginning balance	$14.9	$14.1	$15.0
Adjusted to expense (income) during the year	1.3	1.3	0.7
Payments made for claims	(3.1)	(0.5)	—
Adjusted to expense (income) through other operating credits and charges, net	0.5	—	—
Payments made for administrative costs	—	—	(1.6)
Ending balance	$13.6	$14.9	$14.1
During 2014, 2013 and 2012, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs and environmental settlements.
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
At December 31, 2014, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2015	$2.5
2016	2.1
2017	1.7
2018	1.7
2019	1.7
2020 and thereafter	4.4
Total	$14.1
As of December 31, 2014, LP has entered into non-cancelable subleases for a portion of its corporate headquarters in Nashville, Tennessee. Minimum annual rent commitments have not been reduced by minimum sublease rentals of $0.4 million (in total for all years) due in the future. Rental expense for operating leases amounted to $9.1 million, $9.2 million and $8.3 million in 2014, 2013 and 2012.

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
Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for LP, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. LP records accruals for those pre-closing obligations that are considered probable and estimable. LP has not accrued any additional amounts as a result of the indemnity agreements summarized below as LP believes the fair value of the guarantees are not material.

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

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
Beginning balance	$29.3	$21.4	$30.3
Accrued to expense during the year	3.6	2.7	4.5
Accrued/ (credited) to other operating credits and charges	11.3	17.7	(1.8)
Foreign currency translation	(1.2)	—	—
Payments made	(11.6)	(12.5)	(11.6)
Total warranty reserves	31.4	29.3	21.4
Current portion of warranty reserves	(12.0)	(12.0)	(12.0)
Long term portion of warranty reserves	$19.4	$17.3	$9.4
The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.
During 2014, LP increased the warranty reserve associated with CanExcel products sold in certain geographic areas by $11.3 million. The changes to the reserve reflected revised estimates of future claims.
During 2013, LP increased the warranty reserve associated with CanExel products sold in certain geographic areas by $17.7 million. The changes to the reserve reflected revised estimates of future claims.
During 2012, LP increased the warranty reserve related to its discontinued vinyl siding products by $3.6 million. The change to the reserve reflected revised estimates of future claims.
LP increased the warranty reserves related to discontinued composite decking products by $3.0 million in 2014 and $2.0 million in 2013. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period. During the fourth quarter of 2008, LP established a voluntary recall of the affected decking. During the second quarter of 2009, LP established a formal recall program under the Consumer Products Safety Board requirements for these products. No additional reserve increase was required in connection with the establishment of the formal program. LP continues to monitor warranty and other claims associated with these products and with the recall program (see Note 18) and believe as of December 31, 2014 that the reserves associated with these matters are adequate.
LP believes that the warranty reserve balances at December 31, 2014 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.
21.    DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Dollar amounts in millions	2014	2013	2012
Sales	$—	$16.0	$25.0
Operating profit	(3.0)	(0.4)	(1.1)
Included in the operating losses of discontinued operations for the year ended December 31, 2014 is an increase in warranty reserves of $3.0 million associated with discontinued composite decking products.

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

22.    ACCUMULATED COMPREHENSIVE INCOME (LOSS)
Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension and post retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table for the years ended December 31, 2014, 2013 and 2012.

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at January 1, 2012	$(8.2)	$(96.0)	$0.4	$0.2	$(2.6)	$(106.2)
Other comprehensive income before reclassifications	0.6	2.4	(0.7)	0.8	0.6	3.7
Amounts reclassified from accumulated comprehensive income	—	(5.4)	—	—	—	(5.4)
Net current-period other comprehensive income	0.6	(3.0)	(0.7)	0.8	0.6	(1.7)
Balance at December 31, 2012	(7.6)	(99.0)	(0.3)	1.0	(2.0)	(107.9)
Other comprehensive income before reclassifications	(11.6)	33.3	0.3	1.0	0.3	23.3
Amounts reclassified from accumulated comprehensive income	—	(4.6)	—	—	—	(4.6)
Net current-period other comprehensive income	(11.6)	28.7	0.3	1.0	0.3	18.7
Balance at December 31, 2013	(19.2)	(70.3)	—	2.0	(1.7)	(89.2)
Other comprehensive income before reclassifications	(14.5)	(25.5)	—	0.6	0.5	(38.9)
Amounts reclassified from accumulated comprehensive income	—	(3.2)	—	—	—	(3.2)
Net current-period other comprehensive income	(14.5)	(28.7)	—	0.6	0.5	(42.1)
Balance at December 31, 2014	$(33.7)	$(99.0)	$—	$2.6	$(1.2)	$(131.3)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive income
Components of Other Comprehensive Income	2014	2013	2012	Affected line item in the income statement
Amortization of defined benefit pension plans
Prior service cost	$—	$0.3	$0.3	(a)
Actuarial loss	5.5	7.3	6.6	(a)
Transition obligation	—	(0.4)	1.5	(a)
	5.5	7.2	8.4	Total before tax
	(2.3)	(2.6)	(3.0)	Tax provision
Total reclassifications for the years ended December 31, 2014, 2013 and 2012	$3.2	$4.6	$5.4	Net of tax
____________
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 13 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included income tax benefits of $17.7 million, $15.5 million and $0.9 million in 2014, 2013 and 2012. The unrealized gain (loss) on investments included tax provisions of $0.3 million, $0.6 million and $0.5 million in 2014, 2013 and 2012.
23.    ACQUISITION OF PEACE VALLEY OSB

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

The purchase price of the 50% acquired interest was $74.6 million (including working capital) paid in cash. Additionally, as part of the purchase consideration, LP agreed to pay contingent consideration equal to a pre-defined percentage of the operation's earnings before interest, taxes, depreciation and amortization (EBITDA) over a pre-defined threshold for each of the next three years. As of May 31, 2013, the fair value of the contingent consideration payable was valued at $24.3 million and was recorded in “accounts payable and accrued liabilities” and “other long term liabilities”. The fair value of the contingent consideration payable will be remeasured at the end of each reporting period. The fair value of the contingent consideration payable was remeasured and reduced by $20.5 million and $3.2 million during 2013 and 2014 respectfully. This reduction was due to the decline in projected OSB prices in the near term as compared to the date of acquisition. This reduction in OSB pricing reduces the estimated EBITDA of the operation.

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
24.    SEGMENT INFORMATION
LP operates in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. During 2014, certain timber operations were reclassified from EWP to Other. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. LP evaluates the performance of its business segments based upon operating profits excluding other operating credits and charges, net, gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, translation gains and losses, interest and income taxes.
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

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
SALES BY BUSINESS SEGMENT
OSB	$855.2	$1,068.1	$814.1
Siding	617.3	573.8	500.9
Engineered Wood Products	281.0	250.4	198.4
South America	150.4	171.5	168.8
Other products	32.8	30.6	27.8
Intersegment Sales	(1.9)	(9.2)	(18.8)
Total sales	$1,934.8	$2,085.2	$1,691.2
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(52.6)	$230.3	$124.0
Siding	79.8	85.8	67.4
Engineered Wood Products	(14.0)	(14.6)	(13.8)
South America	11.3	20.0	18.0
Other products	(3.5)	(6.1)	(9.0)
Other operating credits and charges, net	(7.5)	(3.8)	2.9
Gain (loss) on sales of and impairments of long-lived assets	3.1	(0.2)	(4.9)
General corporate and other expense, net	(89.8)	(96.7)	(78.7)
Investment income	5.5	10.3	14.8
Interest expense, net of capitalized interest	(29.8)	(36.0)	(49.3)
Other non-operating income (expense)	(3.1)	29.5	(34.9)
Income (loss) from continuing operations before taxes	(100.6)	218.5	36.5
Provision (benefit) for income taxes	(27.2)	41.1	7.0
Income (loss) from continuing operations	$(73.4)	$177.4	$29.5

	Year ended December 31,
	2014	2013	2012
DEPRECIATION AND AMORTIZATION
OSB	$56.1	$49.9	$33.1
Siding	17.4	16.4	15.5
Engineered Wood Products	13.7	11.4	9.8
South America	9.1	10.5	12.0
Other products	1.1	1.3	1.3
Non-segment related	3.3	1.8	1.7
Total depreciation and amortization	$100.7	$91.3	$73.4

CAPITAL EXPENDITURES
OSB	$26.3	$36.5	$10.1
Siding	33.0	22.8	8.7
Engineered Wood Products	5.3	2.2	2.5
South America	7.4	3.9	4.6
Other products	—	—	0.9
Non-segment related	8.1	10.2	4.4
Total capital expenditures	$80.1	$75.6	$31.2

Information concerning identifiable assets by segment is as follows:

Dollar amounts in millions	December 31,
	2014	2013
IDENTIFIABLE ASSETS
OSB	$675.8	$668.9
Siding	205.5	189.4
Engineered Wood Products	130.5	129.3
South America	126.9	137.5
Other products	41.5	39.4
Non-segment related	1,173.3	1,328.8
Total assets	$2,353.5	$2,493.3
Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.

Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2014	2013	2012
GEOGRAPHIC SEGMENTS
Total Sales—Point of origin
U.S.	$1,465	$1,611	$1,317
Canada	322	303	331
South America	150	172	164
Intersegment sales	(2)	(1)	(121)
Total Sales	$1,935	$2,085	$1,691
Operating profit (loss)
U.S.	$27	$247	$166
Canada	(17)	48	3
South America	11	20	18
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(4)	(4)	(2)
General corporate expense, other-than-temporary investment impairment, loss on early debt extinguishment, realized gain on long term investments, translation gains (losses) and interest, net	(118)	(93)	(148)
	(101)	219	37
Provision (benefit) for income taxes	(27)	41	7
Income (loss) from continuing operations	$(73)	$177	$30

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$523	$544	$540
Canada	329	313	144
South America	66	83	100
Total assets	$918	$940	$784

25.    SUBSEQUENT EVENT

On February 27, 2015, LP was notified by the Ministry of Forestry in Quebec that it intends to terminate LP’s forest license associated with an indefinitely curtailed OSB mill. Based upon this notification, LP may be required to record an impairment in the first quarter of 2015. The current net book value of this facility is $35.8 million. LP cannot presently determine the amount of such impairment, if required.

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2014	2013	2014	2013	2014	2013	2014	2013
QUARTERLY DATA
Net sales	$444.7	$531.1	$518.5	$567.0	$518.1	$507.4	$453.5	$479.7
Income (loss) from continuing operations before taxes, equity in (income) loss of unconsolidated affiliates	(20.4)	81.0	(8.8)	114.0	(24.5)	41.9	(55.5)	(30.3)
Income (loss) from continuing operations	(14.2)	65.0	0.6	94.1	(19.1)	37.5	(43.0)	(19.2)
Net income (loss)	$(14.2)	$65.1	$0.6	$94.3	$(21.2)	$38.1	$(42.9)	$(20.4)
Income (loss) from continuing operations per share—basic	$(0.10)	$0.47	$—	$0.67	$(0.14)	$0.27	$(0.30)	$(0.14)
Income (loss) from continuing operations per share—diluted	$(0.10)	$0.45	$—	$0.65	$(0.14)	$0.26	$(0.30)	$(0.14)
Net income (loss) per share—basic	$(0.10)	$0.47	$—	$0.68	$(0.15)	$0.27	$(0.30)	$(0.15)
Net income (loss) per share—diluted	$(0.10)	$0.45	$—	$0.65	$(0.15)	$0.26	$(0.30)	$(0.15)
SALES BY SEGMENT:
OSB	$194.9	$286.7	$223.7	$306.2	$233.4	$245.4	$203.2	$229.8
Siding	143.5	133.8	169.7	152.7	163.2	149.0	140.9	138.3
Engineered wood products	62.2	58.0	75.9	58.0	77.3	66.9	65.6	67.4
South America	36.6	45.1	41.9	44.3	36.0	41.5	35.9	40.6
Other	7.9	8.1	8.7	6.6	8.3	8.8	7.9	7.2
Intersegment sales	(0.4)	(0.6)	(1.4)	(0.8)	(0.1)	(4.2)	—	(3.6)
Total net sales	$444.7	$531.1	$518.5	$567.0	$518.1	$507.4	$453.5	$479.7
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(1.9)	$98.1	$(5.5)	$95.4	$(16.4)	$30.2	$(28.8)	$6.6
Siding	19.2	20.7	25.9	27.1	20.8	22.5	13.9	15.5
Engineered wood products	(3.1)	(3.9)	(5.3)	(5.2)	(0.1)	(1.9)	(5.5)	(3.6)
South America	4.2	6.3	4.0	6.3	0.3	5.3	2.8	2.1
Other	(0.7)	(1.4)	(1.0)	(2.1)	(2.4)	(2.2)	0.8	(0.4)
Other operating credits and charges, net	—	(1.6)	(0.6)	(5.4)	(0.5)	16.1	(6.4)	(12.9)
Loss on sale of and impairment of long-lived assets	—	—	0.5	0.7	3.6	(0.3)	(1.0)	(0.6)
General corporate and other expenses, net	(27.3)	(22.5)	(20.7)	(24.0)	(18.5)	(22.1)	(23.5)	(28.1)
Non-operating income (expense)	(4.3)	(0.7)	3.8	32.3	(1.3)	0.2	(1.3)	(2.3)
Investment income	1.8	3.5	1.7	3.1	0.9	1.7	1.1	2.0
Interest expense, net of capitalized interest	(7.7)	(10.6)	(7.4)	(9.8)	(8.3)	(7.6)	(6.4)	(8.0)
Income (loss) from operations before taxes	(19.8)	87.9	(4.6)	118.4	(21.9)	41.9	(54.3)	(29.7)
Provision (benefit) for income taxes	(5.6)	22.9	(6.7)	24.3	(3.6)	4.4	(11.3)	(10.5)
Income (loss) from continuing operations	$(14.2)	$65.0	$2.1	$94.1	$(18.3)	$37.5	$(43.0)	$(19.2)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2014	2013	2014	2013	2014	2013	2014	2013
ADJUSTED EBITDA FROM CONTINUING OPERATIONS
OSB	$11.9	$108.7	$8.3	$107.7	$(0.8)	$45.6	$(15.0)	$22.6
Siding	23.6	24.7	30.3	31.7	25.5	26.8	18.5	19.6
Engineered wood products	1.3	(0.9)	(1.3)	(2.6)	4.0	1.0	(3.6)	—
South America	6.5	8.9	6.6	8.8	2.3	8.3	5.0	4.5
Other	(0.4)	(0.2)	(0.8)	(1.1)	(2.2)	(1.0)	1.2	0.4
Corporate	(20.0)	(21.1)	(16.8)	(22.9)	(17.2)	(15.9)	(22.9)	(23.4)
Total Adjusted EBITDA from continuing operations	$22.9	$120.1	$26.3	$121.6	$11.6	$64.8	$(16.8)	$23.7

Included in “Other operating credits and charges, net” and “(Gain) loss on sale or impairment of long-lived assets” for continuing operations are the following:
In the second quarter 2014, LP recorded a loss of $0.5 million related to an environmental reserve settlement. LP also recorded a loss of $0.1 million related to a fair market value adjustment to the contingent consideration payable in connection with a business combination.
In the third quarter of 2014, LP recorded a gain of $0.5 million related to proceeds received from an insurance claim associated with an OSB mill and a loss of $1.0 million associated with workers compensation reserve adjustment.
In the fourth quarter of 2014, LP recored a loss of $11.3 million related to an increase in product related warranty reserves associated with CanExcel products sold, gains of $3.3 million related to a fair market value adjustment to the contingent consideration payable in connection with a business combination, $0.6 million reserve adjustment associated with a workers compensation, and a gain of $1.0 million due to the forfeiture of a deposit posted with LP in relation to assets held for sale.
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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls are designed to provide reasonable assurance of achieving their objectives and that procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements and has issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.
The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2014 LP’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by LP of the NYSE corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 2, 2015

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
Information regarding each of LP’s executive officers as of March 2, 2015, including employment history for the past five years, is set forth below:

Name	Age	Title
Curtis M. Stevens	62	Chief Executive Officer
Sallie B. Bailey	55	Executive Vice President, CFO
Richard S. Olszewski	58	Executive Vice President, Sales and Marketing and South America
Jeffrey N. Wagner	60	Executive Vice President, OSB
W. Bradley Southern	55	Senior Vice President, Siding
Brian E. Luoma	52	Senior Vice President, EWP
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
Richard S. Olszewski has been Executive Vice President, Sales and Marketing since September 2007. Previously he was Vice President of the Fasson Roll Division, North America, a division of Avery Dennison Corporation. On February 11, 2015, LP announced that Mr. Olszewski will be retiring effective March 31, 2015.
Jeffrey N. Wagner has been Executive Vice President of OSB since May 2006 and previously Vice President OSB since November 2004. He served as Vice President, Forest Resources, Supply Management and Logistics from 2003 to 2004. Previously, Mr. Wagner served as Director of Supply Management. On February 11, 2015, LP announced that Mr. Wagner will be retiring effective mid-2015.
W. Bradley Southern has been Senior Vice President, Siding since May 2012 and previously Vice President of Specialty Operations since 2004.
Brian E. Luoma has been Senior Vice President, EWP since May 2012 and previously Vice President of EWP since 2006.
In January 2015, the Board revised the Code of Ethics applicable to LP’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is disclosed at LP’s website at www.lpcorp.com.
In January 2005, the Board adopted revised charters for the Nominating Committee and the Compensation Committee and also adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, each of which is disclosed at LP’s website at www.lpcorp.com.

ITEM 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2014 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2014 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.
Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “ Principles of Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2014 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in the 2014 Proxy Statement. In November 2006, the Board adopted a revised charter for the Audit Committee which is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this report:
Consolidated Balance Sheets—December 31, 2014, and 2013.
Consolidated Statements of Income—years ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Comprehensive Income—years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows—years ended December 31, 2014, 2013, 2012.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2014, 2013 and 2012.
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

Date:	March 2, 2015	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ SAILLIE B BAILEY
Sallie B. Bailey Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 2, 2015	/s/ CURTIS M. STEVENS
Curtis M. Stevens Chief Executive Officer, Director (Principal Executive Officer)

March 2, 2015	/s/ SALLIE B. BAILEY
Sallie B Bailey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 2, 2015	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

March 2, 2015	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

March 2, 2015	/s/ COLIN D.WATSON
Colin D.Watson Director

March 2, 2015	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

March 2, 2015	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

March 2, 2015	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

March 2, 2015	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

March 2, 2015	/s/ JOHN W. WEAVER
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

3.2	Bylaws of LP, as amended and restated effective January 31, 2014. Incorporated herein by reference to Exhibit 3.2 to LP’s Current Report on Form 8-K dated February 12, 2014.

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

10.1 (d)
First Amendment to Credit Agreement, dated as of February 25, 2014, among LP, as borrower, certain subsidiaries of LP from time to time party thereto, the lenders party thereto, American AgCredit, PCA, as administrative agent for the lenders (as successor to American AgCredit FLCA), and CoBank, ACB, as letter of credit issuer. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated February 27, 2014.

10.1 (e)
Second Amendment to Credit Agreement, dated as of July 25th, 2014, among LP, as borrower, certain subsidiaries of LP from time to time party thereto, the lenders party thereto, American AgCredit, PCA, as administrative agent for the lenders (as successor to American AgCredit FLCA), and CoBank, ACB, as letter of credit issuer. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated July 28, 2014.

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

10.6
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
General Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares. Incorporated herein by reference to Exhibit 10.3 to LP Current Report on Form 8-K dated February 4, 2005. *

10.9 (c)
Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock. Incorporated herein by reference to Exhibit 10.11(c) to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.9(d)
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

10.19
Form of Award Agreement under the 2013 Omnibus Stock Plan for Stock Settled Stock Appreciation Rights. Incorporated by reference to Exhibit 10.19 of LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.20
Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Awards. Incorporated by reference to Exhibit 10.20 of LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.21
Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Unit Awards. Incorporated by reference to Exhibit 10.21 of LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 *

10.22	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Unit Awards with certain retirement provisions. *

10.23	Form of Award Agreement under the 2013 Omnibus Stock Plan for Performance Awards.*

10.24	Form of Award Agreement under the 2013 Omnibus Stock Plan for Performance Awards with certain retirement provisions.*

10.25	Form of Award Agreement under the 2013 Omnibus Stock Plan for Stock Settled Stock Appreciation Rights with certain retirement provisions. *

21	List of LP’s subsidiaries. Incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementary to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.