Form 10-Q
period 2015-03-31
LOUISIANA-PACIFIC CORP
filed 2015-05-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,451,115 shares of Common Stock, $1 par value, outstanding as of May 5, 2015.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended March 31,
	2015	2014
Net sales	$471.7	$444.7
Operating costs and expenses:
Cost of sales	427.8	388.4
Depreciation and amortization	26.7	25.6
Selling and administrative	38.7	40.9
(Gain) loss on sale or impairment of long-lived assets, net	0.1	—
Other operating charges and credits, net	11.6	—
Total operating costs and expenses	504.9	454.9
Loss from operations	(33.2)	(10.2)

Non-operating income (expense):
Interest expense, net of capitalized interest	(7.5)	(7.7)
Interest income	1.4	1.8
Other non-operating items	(2.2)	(4.3)
Total non-operating income (expense)	(8.3)	(10.2)

Loss from operations before taxes and equity in income of unconsolidated affiliates	(41.5)	(20.4)
Benefit for income taxes	(6.3)	(5.6)
Equity in income of unconsolidated affiliates	(0.7)	(0.6)
Net loss	$(34.5)	$(14.2)

Loss per share of common stock (basic and diluted):
Net loss per share	$(0.24)	$(0.10)

Average shares of stock outstanding - basic and diluted	142.0	140.8

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2015	2014
Net loss	$(34.5)	$(14.2)
Other comprehensive loss
Foreign currency translation adjustments	(7.8)	(1.8)
Unrealized gain on marketable securities	—	0.1
Defined benefit pension plans	1.6	1.3
Other	0.1	—
Other comprehensive loss, net of tax	(6.1)	(0.4)

Comprehensive loss	$(40.6)	$(14.6)
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$468.3	$532.7
Receivables, net of allowance for doubtful accounts of $1.0 million at March 31, 2015 and December 31, 2014	137.2	108.4
Inventories	262.1	229.8
Prepaid expenses and other current assets	22.8	25.0
Deferred income taxes	29.1	45.1
Assets held for sale	9.3	9.3
Total current assets	928.8	950.3
Timber and timberlands	54.1	67.1
Property, plant and equipment, at cost	2,313.3	2,315.1
Accumulated depreciation	(1,483.0)	(1,464.4)
Net property, plant and equipment	830.3	850.7

Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Investments in and advances to affiliates	5.7	5.0
Deferred debt costs	5.3	5.6
Long-term investments	4.6	4.6
Restricted cash	10.4	10.4
Other assets	17.3	17.3
Long-term deferred tax asset	0.6	0.6
Total assets	$2,299.0	$2,353.5

LIABILITIES AND EQUITY
Current portion of long-term debt	$2.2	$2.4
Accounts payable and accrued liabilities	182.4	168.3
Current portion of contingency reserves	2.0	2.0
Total current liabilities	186.6	172.7
Long-term debt, excluding current portion	757.9	759.5
Deferred income taxes	119.2	139.5
Contingency reserves, excluding current portion	12.6	12.2
Other long-term liabilities	147.6	153.8

Stockholders’ equity:
Common stock	152.8	152.8
Additional paid-in capital	501.5	507.0
Retained earnings	777.8	812.3
Treasury stock	(219.6)	(225.0)
Accumulated comprehensive loss	(137.4)	(131.3)
Total stockholders’ equity	1,075.1	1,115.8
Total liabilities and stockholders’ equity	$2,299.0	$2,353.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34.5)	$(14.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26.7	25.6
Income from unconsolidated affiliates	(0.7)	(0.6)
(Gain) loss on sale or impairment of long-lived assets, net	0.1	—
Other operating charges and credits, net	11.6	—
Stock-based compensation related to stock plans	2.4	2.1
Exchange loss on remeasurement	3.6	5.2
Cash settlement of contingencies, net of accruals	0.5	(0.5)
Cash settlements of warranties, net of accruals	(3.0)	(2.7)
Pension expense, net of contributions	2.0	0.6
Non-cash interest expense, net	(0.1)	0.5
Other adjustments, net	0.3	(0.2)
Changes in assets and liabilities:
Increase in receivables	(30.9)	(64.4)
Increase in inventories	(34.2)	(51.3)
Decrease in prepaid expenses and other current assets	2.0	2.5
Increase in accounts payable and accrued liabilities	17.2	32.4
Decrease in deferred income taxes	(7.0)	(8.0)
Net cash used in operating activities	(44.0)	(73.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(14.9)	(24.0)
Proceeds from sales of assets	0.4	0.1
Increase in restricted cash under letters of credit/credit facility	—	(0.2)
Net cash used in investing activities	(14.5)	(24.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1.4)	(1.1)
Sale of common stock under equity plans	0.1	—
Taxes paid related to net share settlement of equity awards	(2.4)	(1.4)
Net cash used in financing activities	(3.7)	(2.5)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(2.2)	(5.5)
Net decrease in cash and cash equivalents	(64.4)	(105.1)
Cash and cash equivalents at beginning of period	$532.7	656.8
Cash and cash equivalents at end of period	$468.3	$551.7
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	152.8	$152.8	10.6	$(225.0)	$507.0	$812.3	$(131.3)	$1,115.8
Net loss	—	—	—	—	—	(34.5)	—	(34.5)
Issuance of shares for employee stock plans and stock-based compensation	—	—	(0.4)	8.1	(7.8)	—	—	0.3
Taxes paid related to net share settlement of equity awards	—	—	0.2	(2.7)	—	—	—	(2.7)
Compensation expense associated with stock awards	—	—	—	—	2.3	—	—	2.3
Other comprehensive loss	—	—	—	—	—	—	(6.1)	(6.1)
Balance, March 31, 2015	152.8	$152.8	10.4	$(219.6)	$501.5	$777.8	$(137.4)	$1,075.1
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 2 – STOCK-BASED COMPENSATION
At March 31, 2015, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.4 million for the three months ended March 31, 2015 and $2.1 million for the three months ended March 31, 2014.
Stock Compensation Plans
LP grants options to purchase LP common stock and stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The options and SSARs are granted at market price at the date of grant. SSARs become exercisable ratably over a three year period and expire ten years after the date of grant. At March 31, 2015, 3.9 million shares were available under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the options and SSARs granted using the Black-Scholes option-pricing model in the first three months of the respective years noted:

	2015	2014
Expected stock price volatility	54.4%	57.5%
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	1.5%
Expected life of options (in years)	6 years	5 years
Weighted average fair value of options and SSARs granted	$8.80	$9.03
The following table summarizes stock options and SSARs outstanding as of March 31, 2015, as well as activity during the three month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options and SSARs outstanding at January 1, 2015	7,004	$14.19
Options and SSARs granted	379	17.04
Options and SSARs exercised	(107)	11.37
Options and SSARs canceled	(267)	26.50
Options and SSARs outstanding at March 31, 2015	7,009	13.91	4.7	$31.8
Vested and expected to vest at March 31, 2015(1)	6,658	—	—	$30.2
Options and SSARs exercisable at March 31, 2015	6,204	$13.44	4.1	$31.6
_______________

(1)	Options and SSARS expected to vest based upon historical forfeiture rate

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the first three months of 2015 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on March 31, 2015. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of March 31, 2015, there was $6.7 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.9 years. LP recorded compensation expense related to these awards in the first three months of 2015 of $0.9 million.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The employee awards vest three years from date of grant and awards to directors vest one year from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value at the time of grant approximates the fair value. LP recorded compensation expense related to these awards in the first three months of 2015 of $0.8 million. As of March 31, 2015, there was $6.5 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.8 years.
The following table summarizes incentive share awards outstanding as of March 31, 2015 as well as activity during the three months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2015	593,613
Incentive share awards granted	217,110
Incentive share awards vested	(231,700)
Incentive share awards canceled	(5,315)
Incentive shares outstanding at March 31, 2015	573,708	1.8	$9.5
Vested and expected to vest at March 31, 2015(1)	545,023	—	$9.0
_______________

(1)	Incentive shares expected to vest based upon historical forfeiture rate
Restricted Stock
LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of March 31, 2015, there was $3.1 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.5 years.

The following table summarizes the restricted stock outstanding as of March 31, 2015 as well as activity during the three months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2015	453,146	$13.93
Restricted stock awards granted	69,744	17.04
Restrictions lapsing	(170,064)	8.83
Restricted stock canceled	(14,544)	19.29
Restricted stock awards at March 31, 2015	338,282	16.90
Compensation expense related to these awards recognized in the first three months of 2015 was $0.5 million.
Performance share awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. LP recorded compensation expense related to these awards of $0.1 million in the first three months of 2015. As of March 31, 2015, there was $0.4 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 1.1 years.

In 2015, LP awarded performance shares to certain key employees. These performance shares are earned based upon LP attaining specified revenue growth rates associated with its SmartSide products as compared to the prior year and LP's overall revenue growth as compared to a predetermined peer group, in each case for 2015. The performance period is measured over 2015 with a subsequent two year vesting period. LP recorded compensation expense related to these awards of $0.2 million in the first three months of 2015. As of March 31, 2015, there was $1.6 million of total unrecognized compensation costs related to this award. This expense will be recognized over the next 2.75 years
Phantom stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan, phantom stock units are no longer granted to directors. Holders of phantom stock units do not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The expense associated with these grants is recognized over the vesting period and is included in stock-based compensation expense. Since these awards are settled in cash, such awards are required to be remeasured based upon the changes in LP's stock price. As of March 31, 2015, LP had 66,339 shares outstanding under this program.
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

The following table summarizes assets and liabilities measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.6	$—	$—	$4.6
Trading securities	2.4	2.4	—	—
Contingent consideration	0.2	—	—	0.2
Dollar amounts in millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.6	$—	$—	$4.6
Trading securities	2.3	2.3	—	—
Contingent consideration	0.2	—	—	0.2
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014. During the three months ended March 31, 2015, no adjustment was recognized associated with the fair value of these assets and liabilities.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2013	3.7	3.8
Total unrealized gains included in other comprehensive income	0.1	—
Foreign currency gain	—	(0.2)
Balance at March 31, 2014	$3.8	$3.6
LP estimated the Senior Notes maturing in 2020 to have a fair value of $376.3 million at March 31, 2015 and $371.0 million at December 31, 2014 based upon market quotations.
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these items.

NOTE 4 – EARNINGS PER SHARE
Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock options, stock settled stock appreciation rights, performance shares, incentive shares and warrants) be excluded from the calculation of diluted earnings per share for the periods in which LP recognizes losses from continuing operations or at such time that the exercise prices of such awards are in excess of the weighted average market price of LP's common stock during these periods because the effect is anti-dilutive.
For the three months ended March 31, 2015 and March 31, 2014, stock options, warrants and SSARs relating to approximately 5.2 million and 3.6 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations.
At March 31, 2015, outstanding warrants were exercisable to purchase approximately 573,521 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	March 31, 2015	December 31, 2014
Trade receivables	$126.4	$96.1
Interest receivables	0.6	0.2
Income tax receivable	1.6	1.4
Other receivables	9.6	11.7
Allowance for doubtful accounts	(1.0)	(1.0)
Total	$137.2	$108.4
Other receivables at March 31, 2015 and December 31, 2014 primarily consist of sales and other value-added tax receivables, vendor rebates, receivable from former partner and other miscellaneous receivables.

NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2015	December 31, 2014
Logs	$70.8	$39.6
Other raw materials	19.2	21.3
Semi finished inventory	20.5	19.3
Finished products	151.6	149.6
Total	$262.1	$229.8

NOTE 7 – INCOME TAXES
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
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the first quarter of 2015, LP's overall estimated annual effective tax rate is computed by excluding anticipated losses in Canada for which no deferred tax asset is expected to be recognizable due to the need for Valuation Allowances. Tax benefit for the quarter is then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit is added.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in the profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
For the first three months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate of 15% relates to state income taxes, Canadian valuation allowances and a reduction in the reserve for uncertain tax positions. For the first three months of 2014, the primary differences between the U.S. statutory rate of 35% and the effective rate of 28% relates to the effect of foreign tax rates and adjustments to reserves for uncertain tax positions.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carry forwards. LP believes that the valuation allowances provided are appropriate. If future years' earnings differ from the estimates used to establish these valuation allowances or other objective positive or negative evidence arises, LP may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
As a result of certain recognition requirements of ASC 718 Compensation -- Stock Compensation, certain deferred tax assets as of March 31, 2015 are not recognized in relation to amounts of tax deductions for equity compensation that are greater than the compensation expense recognized for financial reporting. Equity will be increased by $13.9 million if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. During 2011, the U.S. Internal Revenue Service initiated an audit of tax years 2007 through 2009. LP protested certain proposed adjustments and requested review by the IRS Appeals Office. In the fourth quarter of 2014, the IRS Appeals conferences were completed and a tentative agreement was reached resolving all issues. The agreed upon changes are subject to approval by U.S. Joint Committee on Taxation which is expected to occur in 2015. During 2013, LP deposited $17.1 million with the IRS to suspend the accrual of interest pending the resolution of this matter. The deposit is included within Prepaid and other current assets on the Condensed Consolidated Balance Sheet at March 31, 2015.
LP remains subject to U.S. federal examinations of tax years 2011 through 2013, as well as state and local tax examinations for the tax years 2007- 2013. Canadian federal income tax years are closed through 2009 and no examinations are currently in progress. Quebec provincial audits have been effectively settled through 2012. Chilean returns for years 2010 - 2012 tax years are under review by the Chilean Tax Office. Brazilian returns for years 2009 - 2013 are subject to audit, but no examinations are currently in progress.
NOTE 8 – TRANSACTIONS WITH AFFILIATES
LP has an equity investment in Abitibi-LP, a manufacturer of I-joists with Resolute Forest Products. LP sells products and raw materials to Abitibi-LP and purchases products for resale from Abitibi-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the three months ended March 31, 2015 and 2014, LP sold $1.7 million and $2.5 million of products to Abitibi-LP and purchased $10.4 million and $12.2 million of I-joists from Abitibi-LP. Included in LP’s Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 are $0.9 million and $0.7 million in accounts receivable and $0.4 million in accounts payable for both periods associated with Abitibi-LP.
NOTE 9 - OTHER OPERATING CHARGES AND CREDITS

During the first quarter of 2015, LP was notified by the Ministry of Forestry in Quebec that LP’s forest license associated with an indefinitely curtailed OSB mill in Quebec has been terminated. Based upon this notification, LP was required to write off the remaining unamortized value associated with this intangible forest license of $11.6 million.
NOTE 10 – LEGAL AND ENVIRONMENTAL MATTERS
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

NOTE 11 – SELECTED SEGMENT DATA
LP operates in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended March 31,
Dollar amounts in millions	2015	2014
Net sales:
OSB	$190.2	$194.9
Siding	173.5	143.5
Engineered Wood Products	64.8	62.2
South America	35.9	36.6
Other	7.3	7.9
Intersegment Sales	—	(0.4)
	$471.7	$444.7
Operating profit (loss):
OSB	$(28.4)	$(1.9)
Siding	32.9	19.2
Engineered Wood Products	(4.1)	(3.1)
South America	2.4	4.2
Other	(0.9)	(0.7)
Other operating charges and credits, net	(11.6)	—
Gain (loss) on sale or impairment of long-lived assets	(0.1)	—
General corporate and other expenses, net	(22.7)	(27.3)
Other non-operating income (expense)	(2.2)	(4.3)
Interest income	1.4	1.8
Interest expense, net of capitalized interest	(7.5)	(7.7)
Loss from operations before taxes	(40.8)	(19.8)
Benefit for income taxes	(6.3)	(5.6)
Net loss	$(34.5)	$(14.2)
NOTE 12 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2015, there was an indication of impairment associated with the company's indefinitely curtailed OSB facility in Quebec, Canada. See Note 9 for discussion of the write off of the timber license associated with this facility. LP is currently evaluating various options associated with this mill. Based upon the weighted probability of the future cash flows associated with various options for this facility, no impairment was required. If the weighting of the probabilities changes or the projected cash flow changes from those included in the calculation, LP may be required to record impairments in the future. As of March 31, 2015, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
NOTE 13 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the three months ended March 31, 2015 and 2014. The net periodic pension cost included the following components:

	Three Months Ended March 31,
Dollar amounts in millions	2015	2014
Service cost	$1.0	$0.9
Interest cost	3.4	3.7
Expected return on plan assets	(3.8)	(4.2)
Amortization of prior service cost	0.1	—
Amortization of net loss	1.8	1.4
Net periodic pension cost	$2.5	$1.8
During the three months ended March 31, 2015 and 2014, LP recognized $2.5 million and $1.8 million of pension expense for all of LP's defined benefit pension plans.
During the three months ended March 31, 2015, LP made $1.0 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $2.0 million and $5.0 million to its defined benefit pension plans in 2015.
NOTE 14 – GUARANTEES AND INDEMNIFICATIONS
LP is a party to contracts in which LP agrees to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. LP cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability. See Note 20 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of LP’s guarantees and indemnifications.
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months of 2015 and 2014 are summarized in the following table:

	Three Months Ended March 31,
Dollar amounts in millions	2015	2014
Beginning balance	$31.4	$29.3
Accrued to expense	0.1	0.2
Foreign currency translation	(1.3)	(0.4)
Payments made	(3.1)	(2.9)
Total warranty reserves	27.1	26.2
Current portion of warranty reserves	(12.0)	(12.0)
Long-term portion of warranty reserves	$15.1	$14.2
LP continues to monitor warranty and other claims associated with these products and believes as of March 31, 2015 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2015:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2014	$(33.7)	$(99.0)	$2.6	$(1.2)	$(131.3)
Other comprehensive income before reclassifications	(7.8)	0.5	—	0.1	(7.2)
Amounts reclassified from accumulated comprehensive income	—	1.1	—	—	1.1
Net current-period other comprehensive income	(7.8)	1.6	—	0.1	(6.1)
Balance at March 31, 2015	$(41.5)	$(97.4)	$2.6	$(1.1)	$(137.4)

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2014:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2013	$(19.2)	$(70.3)	$2.0	$(1.7)	$(89.2)
Other comprehensive income (loss) before reclassifications	(1.8)	2.6	0.1	—	0.9
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	(1.3)
Net current-period other comprehensive income (loss)	(1.8)	1.3	0.1	—	(0.4)
Balance at March 31, 2014	$(21.0)	$(69.0)	$2.1	$(1.7)	$(89.6)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2015 and March 31, 2014 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive loss
	Three Months Ended March 31,
Details about accumulated other comprehensive income components	2015	2014	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$0.1	—	(a)
Actuarial loss	1.8	1.4	(a)
Transition obligation	—	0.4	(a)
	1.9	1.8	Total before tax
	0.8	0.5	Tax benefit
Total reclassifications	$1.1	$1.3	Net of tax
____________
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, see Note 12 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

NOTE 16 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standard Board issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first three months of 2015, the U.S. Department of Census reported that actual U.S. single and multi-family housing starts were 4% higher than for the first three months of 2014. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 11% lower for the first three months of 2015 than for the same period in 2014.
For additional factors affecting our results, refer to the Management Discussion and Analysis overview contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2014 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2015, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2015, we excluded from our estimates approximately $2.4 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2015, we had established valuation allowances against certain deferred tax assets, primarily related to Canadian and state carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon our review of the evidence supporting their realization. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended March 31, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$190.2	$173.5	$64.8	$35.9	$7.3	$—	$471.7
Depreciation and amortization	14.8	5.1	3.6	2.1	0.4	0.7	26.7
Cost of sales and selling and administrative	203.8	135.5	66.0	31.4	7.8	22.0	466.5
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Other operating credits and charges, net	—	—	—	—	—	11.6	11.6
Total operating costs	218.6	140.6	69.6	33.5	8.2	34.4	504.9
Income (loss) from operations	(28.4)	32.9	(4.8)	2.4	(0.9)	(34.4)	(33.2)
Total non-operating expense	—	—	—	—	—	(8.3)	(8.3)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(28.4)	32.9	(4.8)	2.4	(0.9)	(42.7)	(41.5)
Income tax benefit	—	—	—	—	—	(6.3)	(6.3)
Equity in income of unconsolidated affiliates	—	—	(0.7)	—	—	—	(0.7)
Income (loss) from continuing operations	$(28.4)	$32.9	$(4.1)	$2.4	$(0.9)	$(36.4)	$(34.5)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(28.4)	$32.9	$(4.1)	$2.4	$(0.9)	$(36.4)	$(34.5)
Income tax benefit	—	—	—	—	—	(6.3)	(6.3)
Interest expense, net of capitalized interest	—	—	—	—	—	7.5	7.5
Depreciation and amortization	14.8	5.1	3.6	2.1	0.4	0.7	26.7
EBITDA from continuing operations	(13.6)	38.0	(0.5)	4.5	(0.5)	(34.5)	(6.6)
Stock based compensation expense	0.2	0.1	0.1	—	—	2.0	2.4
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Investment income	—	—	—	—	—	(1.4)	(1.4)
Other operating credits and charges, net	—	—	—	—	—	11.6	11.6
Adjusted EBITDA from continuing operations	$(13.4)	$38.1	$(0.4)	$4.5	$(0.5)	$(22.2)	$6.1

Three Months Ended March 31, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$194.9	$143.5	$62.2	$36.6	$7.9	$(0.4)	$444.7
Depreciation and amortization	13.6	4.2	4.3	2.3	0.3	0.9	25.6
Cost of sales and selling and administrative	183.2	120.1	61.6	30.1	8.3	26.0	429.3
Total operating costs	196.8	124.3	65.9	32.4	8.6	26.9	454.9
Income (loss) from operations	(1.9)	19.2	(3.7)	4.2	(0.7)	(27.3)	(10.2)
Total non-operating expense	—	—	—	—	—	(10.2)	(10.2)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(1.9)	19.2	(3.7)	4.2	(0.7)	(37.5)	(20.4)
Provision for income taxes	—	—	—	—	—	(5.6)	(5.6)
Equity in (income) loss of unconsolidated affiliates	—	—	(0.6)	—	—	—	(0.6)
Income (loss) from continuing operations	$(1.9)	$19.2	$(3.1)	$4.2	$(0.7)	$(31.9)	$(14.2)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(1.9)	$19.2	$(3.1)	$4.2	$(0.7)	$(31.9)	$(14.2)
Provision for income taxes	—	—	—	—	—	(5.6)	(5.6)
Interest expense, net of capitalized interest	—	—	—	—	—	7.7	7.7
Depreciation and amortization	13.6	4.2	4.3	2.3	0.3	0.9	25.6
EBITDA from continuing operations	11.7	23.4	1.2	6.5	(0.4)	(28.9)	13.5
Stock based compensation expense	0.2	0.2	0.1	—	—	1.6	2.1
Investment income	—	—	—	—	—	(1.8)	(1.8)
Expenses associated with proposed acquisition of Ainsworth Lumber co. Ltd.	—	—	—	—	—	9.1	9.1
Adjusted EBITDA from continuing operations	$11.9	$23.6	$1.3	$6.5	$(0.4)	$(20.0)	$22.9
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss for the first three months of 2015 was $34.5 million, or $0.24 per diluted share, on sales of $471.7 million, compared to net loss for the first three months of 2014 of $14.2 million, or $0.10 per diluted share, on sales of $444.7 million. Reductions in OSB pricing had a negative impact of $28.8 million on both operating results and adjusted EBITDA from continuing operations.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating income, and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$190.2	$194.9	(2)%
Operating income (loss)	(28.4)	(1.9)	(1,395)%
Adjusted EBITDA from continuing operations	(13.4)	11.9	(213)%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2015 versus 2014
	Average Net Selling Price	Unit Shipments
OSB	(13)%	14%
For the three months ended March 31, 2015, OSB prices decreased as compared to the corresponding period in 2014. The decline in OSB prices was likely due to lower housing demand than forecasted and continued supply in the market. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $28.8 million for the three months ended March 31, 2015 as compared to the same periods in 2014. Offsetting the reduction in sales price was a reduction in raw material costs related to petroleum based raw materials as well as the impact of the Canadian currency on our Canadian operations in the first quarter of 2015 as compared to the same quarter in the prior year.
SIDING
Our siding segment produces and markets wood-based siding and related accessories.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$173.5	$143.5	21%
Operating income	32.9	19.2	71%
Adjusted EBITDA from continuing operations	$38.1	$23.6	61%
Sales in this segment by product line are as follows:

	Three Months Ended March 31,
	2015	2014	Change
SmartSide Siding	$159.6	$121.8	31%
Commodity OSB	—	5.2	(100)%
CanExel siding	11.4	14.3	(20)%
Other	2.5	2.2	14%
Total	$173.5	$143.5	21%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2015 versus 2014
	Average Net Selling Price	Unit Shipments
SmartSide Siding	8%	19%
CanExel siding	—%	(18)%
For the three months ended March 31, 2015 compared to the corresponding period in 2014, sales volumes increased in our SmartSide siding line due to continued penetration in several key focus markets including retail, repair and remodel markets and sheds. Sales prices in our SmartSide siding product line for the three month period ended March 31, 2015 as compared to the corresponding period in 2014 were higher due to a price increase as well as changes in product mix.
For CanExel, sales volumes decreased in the first three months of 2015 as compared to the corresponding period in 2014 due to decreased demand in Canada and Europe. Sales prices were flat for the three month period of 2015 as compared to the corresponding period in 2014 due to the impact of the Canadian dollar weakening as these sales are generally denominated in Canadian dollars. Based upon Canadian dollar selling prices, prices were 12% higher for the first three months of 2015 due to a price increase as well as changes in product mix.
Overall, the improvements in operating results for our siding segment for the three month period ended March 31, 2015 compared to the same period in 2014 was primarily due to increased volume of our SmartSide siding sales which were partially offset by higher raw material costs and increased sales and marketing costs.
ENGINEERED WOOD PRODUCTS
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by Abitibi-LP or under a sales arrangement with a third party producer and minimal amounts of OSB which are produced at our Houlton, Maine LSL operation.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$64.8	$62.2	4%
Operating losses	(4.1)	(3.1)	(32)%
Adjusted EBITDA from continuing operations	(0.4)	1.3	(131)%
Sales in this segment by product line are as follows:

	Three Months Ended March 31,
	2015	2014	Change
LVL/LSL	$36.0	30.0	20%
I-Joist	20.5	21.2	(3)%
Related products	8.3	11.0	(25)%
Total	$64.8	$62.2	4%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2015 versus 2014
	Average Net Selling Price	Unit Shipments
LVL/LSL	(3)%	16%
I-Joist	6%	(12)%
For the three months ended March 31, 2015, sales volumes of LVL/LSL increased over the comparable prior year period due to increased penetration in domestic and export markets for LSL while sales volumes in I-joists decreased from the comparable prior year quarter due to lower sales in Canada and customers reducing inventories due to lower than expected housing demand. Sales prices for LVL/LSL declined due to product mix with individual prices remaining flat and I-joists pricing benefited from price increases for the three months ended March 31, 2015 as compared to the first quarter of 2014.
Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which produces plywood as a by-product from the LVL production process.
For the three months ended March 31, 2015, compared to the same period in 2014, results of operations decreased due to lower sales volumes of I-Joist, changes in product mix on LVL and LSL and increases in sales and marketing expense to support future growth.

SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$35.9	$36.6	(2)%
Operating income	2.4	4.2	(43)%
Adjusted EBITDA from continuing operations	4.5	6.5	(31)%
Sales in this segment by production location were as follows:

	Three Months Ended March 31,
	2015	2014	Change
Chile	$24.4	$21.5	13%
Brazil	11.5	15.1	(24)%
Total	$35.9	$36.6	(2)%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2015 versus 2014
	Average Net Selling Price	Unit Shipments
Chile	(13)%	31%
Brazil	(16)%	(18)%
For the three month periods ended March 31, 2015, compared to the same period in 2014, sales volumes in Chile increased due to higher demand due to improved housing activity. Sales volumes in Brazil decreased in the first three months ended March 31, 2015, compared to the same period in 2014, due to reduced housing demand associated with an economic recession.
Sales prices in Chile declined for the three month periods ended March 31, 2015 as compared to the corresponding period in 2014. Sales prices declined in both Chile and Brazil due to the impact of the fluctuations in the Chilean Peso and Brazil real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile decreased by 1 percent and in Brazil increased by 3 percent for the first three months of 2015 as compared to the corresponding period in 2014.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and related operations, trucking operations and other minor products, services and closed operations which are not classified as discontinued operations.

Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$7.3	$7.9	(8)%
Operating losses	(0.9)	$(0.7)	(29)%
Adjusted EBITDA from continuing operations	(0.5)	(0.4)	(25)%
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the three months ended March 31, 2015, compared to the same period in 2014, general corporate expenses decreased by 17%, primarily due to the elimination of costs associated with the efforts to acquire Ainsworth. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs; information technology; financial services; environmental and safety; legal; supply management and other corporate functions.
INTEREST EXPENSE AND INVESTMENT INCOME
Components of interest expense, net of investment income, are as follows:

	Three Months Ended March 31,
Dollar amounts in millions	2015	2014
Investment income	1.2	$1.7
SERP market adjustments	0.2	0.1
Investment income	1.4	1.8

Interest expense	(7.5)	(8.0)
Amortization of debt charges	(0.3)	(0.3)
Capitalized interest	0.3	0.6
Interest expense, net of capitalized interest	(7.5)	(7.7)

Foreign currency gain (loss)	(2.2)	(4.3)
Other non-operating income(expense)	(2.2)	(4.3)

Total non-operating income (expense)	$(8.3)	$(10.2)
INCOME TAXES
For the first three months of 2015, we recorded an income tax benefit on continuing operations of 15% as compared to 28% in the comparable period of 2014. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first three months of 2015 relate to state income taxes, Canadian valuation allowances and a reduction in the reserve for uncertain tax positions. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first three months of 2014 relates to the effect of foreign tax rates and adjustments to reserves for uncertain tax positions. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the first quarter of 2015, LP's overall estimated annual effective tax rate is computed by excluding anticipated losses in Canada for which no deferred tax asset is expected to be recognizable due to the need for Valuation Allowances. Tax benefit for the quarter is then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit is added.

Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. See Note 13 of the Notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information on our plans. We estimate that our net periodic pension cost for 2015 will be approximately $7.6 million. If a curtailment or settlement occurs in 2015, this estimate may change significantly. We estimate that we will contribute approximately $2.0 million to $5.0 million to our defined benefit pension plans in 2015.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 9 to the Notes to the financial statements contained herein.

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
OPERATING ACTIVITIES
During the first three months of 2015, operating activities used $44.0 million of cash compared to $73.0 million of cash used during the first three months of 2014. This change was primarily related to smaller increases in receivables and inventories, as partially offset by declines in operating results (OSB pricing) and a smaller increase in accounts payable and accrued liabilities.
During the first three months of 2014, our accounts receivable balance increased due the implementation of an enterprise resource planning (ERP) system as of January 1, 2014. Although no substantial change occurred associated with credit terms, we experienced numerous delays in invoice processing and collections resulting in an increase in the number of days outstanding. Inventory increased based on logistical issues in the quarter associated primarily with finished goods and seasonality in demand for logs.

INVESTING ACTIVITIES
During the first three months of 2015, cash used in investing activities was approximately $14.5 million. Capital expenditures in the first three months of 2015 were $14.9 million. We received $0.4 million proceeds from the sale of assets. Included in “Accounts payable” is $2.6 million related to capital expenditures that had not yet been paid as of March 31, 2015.
During the first three months of 2014, cash used in investing activities was approximately $24.1 million. Capital expenditures in the first three months of 2014 were $24.0 million. Included in “Accounts payable” was $4.3 million related to capital expenditures that had not yet been paid as of March 31, 2014.
Capital expenditures in 2015 are expected to be approximately $130 million related to projects for siding capacity expansion, Chilean expansion, productivity improvements and maintenance projects.

FINANCING ACTIVITIES
During the first three months of 2015, cash used by financing activities was $3.7 million. We used $1.4 million to repay outstanding debt in the first three months of 2015 and $2.4 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first three months of 2014, cash used by financing activities was $2.5 million. We used $1.1 million to repay outstanding debt in the first three months of 2014 and $1.4 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2015, there was an indication of impairment associated with the company's indefinitely curtailed OSB facility in Quebec, Canada. See Note 9 include in item 1 of this report for discussion of the write off of the timber license associated with this facility. We are currently evaluating various options associated with this mill. Based upon the weighted probability of the future cash flows associated with various options for this facility, no impairment was required. If the weighting of the probabilities changes or the projected cash flow changes from those included in the calculation, we may be required to record impairments in the future. As of March 31, 2015, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at March 31, 2015, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 5.9 billion square feet ( 3/8" basis) or 5.1 billion square feet ( 7/16" basis), a $1 change in the annual average price per square foot on 7/16" basis would change annual pre-tax profits by approximately $5.1 million. Until the housing market more fully recovers, we expect that our near term volumes will be below our capacity.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of March 31, 2015, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Oriented strand board, million square feet 3/8" basis(1)	1,004	965
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	10	45
Wood-based siding, million square feet 3/8" basis	312	273
Engineered I-Joist, million lineal feet(1)	16	21
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	2,638	2,203

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2011	$154	$172	$186
2012	$269	$260	$271
2013	$300	$293	$315
2014 1st Qtr. Avg.	$219	$228	$219
2015 1st Qtr. Avg.	$159	$195	$193

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 9 – Legal and Environmental Matters” is incorporated herein by reference.

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

We have a high degree of product concentration. OSB accounted for about 44% of our North American sales in the first three months of 2015 compared to 48% in the comparable period of 2014 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 80% (as of December 31, 2014) of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2014 was $96.1 million. Although we expect to contribute between $2.0 million and $5.0 million to our plans in 2014, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of May 5, 2015, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information
LP held its annual meeting on May 1, 2015, at which the stockholders of LP voted on the following:
The election of two directors, the ratification of the selection of LP's outside independent auditor and an advisory vote related to executive compensation.
The voting with respect to each of these matters was as follows:

1. Election of Directors
	For	Withheld
Curtis M. Stevens	114,057,206	8,573,414
Daniel K. Frierson	109,388,999	13,237,359

	For	Against	Abstain
2. Ratification of LP's outside independent auditor	129,834,664	3,500,069	267,265

	For	Against	Abstain
3. Advisory vote on compensation	112,122,638	10,263,744	433,450

Item 6.	Exhibits

10.1
Form of Change of Control Employment Agreement entered into between LP and certain of it executives. Incorporated herein by reference to Exhibit 10.26 to LP's Current Report on Form 8-K dated March 3, 2015.

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 5, 2015	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	May 5, 2015	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)