Form 10-Q
period 2015-09-30
LOUISIANA-PACIFIC CORP
filed 2015-11-03
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,859,351 shares of Common Stock, $1 par value, outstanding as of November 3, 2015.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$464.9	$518.1	$1,429.6	$1,481.3
Operating costs and expenses:
Cost of sales	416.2	477.0	1,287.4	1,326.9
Depreciation and amortization	25.9	26.9	77.9	77.4
Selling and administrative	38.3	31.9	114.9	108.7
(Gain) loss on sale or impairment of long-lived assets, net	0.9	(3.6)	1.5	(4.1)
Other operating charges and credits, net	1.0	0.5	12.6	1.1
Total operating costs and expenses	482.3	532.7	1,494.3	1,510.0
Loss from operations	(17.4)	(14.6)	(64.7)	(28.7)

Non-operating income (expense):
Interest expense, net of capitalized interest	(8.4)	(8.3)	(23.1)	(23.4)
Interest income	0.5	0.9	2.9	4.4
Other non-operating items	(3.7)	(1.3)	(5.5)	(1.8)
Total non-operating income (expense)	(11.6)	(8.7)	(25.7)	(20.8)

Loss from continuing operations before taxes and equity in income of unconsolidated affiliates	(29.0)	(23.3)	(90.4)	(49.5)
Benefit for income taxes	(2.4)	(3.6)	(7.7)	(15.9)
Equity in income of unconsolidated affiliates	(2.0)	(1.4)	(4.1)	(3.2)
Loss from continuing operations	(24.6)	(18.3)	(78.6)	(30.4)

Loss from discontinued operation before taxes	(2.9)	(3.2)	(2.9)	(3.2)
Benefit for income taxes	(1.0)	(1.1)	(1.0)	(1.1)
Loss from discontinued operations	(1.9)	(2.1)	(1.9)	(2.1)

Net loss	$(26.5)	$(20.4)	$(80.5)	$(32.5)

Net loss per share of common stock (basic and diluted):
Loss per share from continuing operations	$(0.17)	$(0.13)	$(0.55)	$(0.22)
Loss per share from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net loss per share	$(0.19)	$(0.14)	$(0.57)	$(0.23)

Average shares of stock outstanding - basic and diluted	142.6	140.8	142.3	140.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(26.5)	$(20.4)	(80.5)	$(32.5)
Other comprehensive loss
Foreign currency translation adjustments	(12.0)	(9.5)	(19.9)	(10.6)
Unrealized gain on marketable securities	(0.1)	—	(0.1)	0.5
Defined benefit pension plans	2.4	1.3	5.0	3.1
Other	(0.1)	0.1	—	0.1
Other comprehensive loss, net of tax	(9.8)	(8.1)	(15.0)	(6.9)

Comprehensive loss	$(36.3)	$(28.5)	$(95.5)	$(39.4)
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$447.7	$532.7
Receivables, net of allowance for doubtful accounts of $1.0 million at September 30, 2015 and $1.1 million at December 31, 2014	120.0	108.4
Inventories	230.5	229.8
Prepaid expenses and other current assets	8.9	25.0
Deferred income taxes	24.4	45.1
Assets held for sale	9.3	9.3
Total current assets	840.8	950.3

Timber and timberlands	53.2	67.1

Property, plant and equipment, at cost	2,346.6	2,315.1
Accumulated depreciation	(1,518.2)	(1,464.4)
Net property, plant and equipment	828.4	850.7

Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Investments in and advances to affiliates	7.4	5.0
Restricted cash	15.8	10.4
Other assets	21.4	22.8
Long-term deferred tax asset	0.6	0.6
Total assets	$2,209.5	$2,348.8

LIABILITIES AND EQUITY
Current portion of long-term debt	$2.2	$2.4
Accounts payable and accrued liabilities	162.5	168.3
Current portion of contingency reserves	2.0	2.0
Total current liabilities	166.7	172.7
Long-term debt, excluding current portion	751.7	754.8
Deferred income taxes	115.3	139.5
Contingency reserves, excluding current portion	11.6	12.2
Other long-term liabilities	141.1	153.8

Stockholders’ equity:
Common stock	153.0	152.8
Additional paid-in capital	497.4	507.0
Retained earnings	731.8	812.3
Treasury stock	(212.8)	(225.0)
Accumulated comprehensive loss	(146.3)	(131.3)
Total stockholders’ equity	1,023.1	1,115.8
Total liabilities and stockholders’ equity	$2,209.5	$2,348.8
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26.5)	$(20.4)	$(80.5)	$(32.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25.9	26.9	77.9	77.4
Income from unconsolidated affiliates	(2.0)	(1.4)	(4.1)	(3.2)
(Gain) loss on sale or impairment of long-lived assets, net	0.9	(3.6)	1.5	(4.1)
Other operating charges and credits, net	1.0	0.5	12.6	1.1
Stock-based compensation related to stock plans	2.2	2.4	7.3	6.9
Exchange loss on remeasurement	1.2	(2.4)	5.5	(1.1)
Increase in contingencies, net of cash payments	(1.0)	(1.2)	(0.5)	(1.2)
Cash settlements of warranties, net of accruals	(0.3)	0.1	(5.7)	(4.9)
Pension expense, net of contributions	1.1	(5.1)	5.5	(3.8)
Non-cash interest expense, net	0.8	0.7	0.7	1.3
Other adjustments, net	0.5	—	1.3	0.4
Changes in assets and liabilities:
(Increase) decrease in receivables	0.6	(0.2)	(16.0)	(67.4)
(Increase) decrease in inventories	(8.5)	15.6	(5.4)	4.3
Increase in prepaid expenses and other current assets	(1.8)	(2.5)	(1.0)	(1.8)
Decrease in accounts payable and accrued liabilities	14.6	24.1	10.4	18.1
Decrease in deferred income taxes	(7.5)	(6.0)	(10.8)	(19.8)
Net cash provided by (used in) operating activities	1.2	27.5	(1.3)	(30.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(33.6)	(12.6)	(67.1)	(54.8)
Investments in and refunds from joint ventures	1.7	—	1.7	—
Proceeds from sales of assets	—	12.0	0.4	12.8
(Increase) decrease in restricted cash under letters of credit/credit facility	(0.5)	(0.1)	(5.9)	0.9
Other financing activities	0.1	—	0.1	—
Net cash used in investing activities	(32.3)	(0.7)	(70.8)	(41.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(0.8)	(1.1)	(2.2)	(2.2)
Sale of common stock under equity plans	—	—	0.4	—
Taxes paid related to net share settlement of equity awards	(0.1)	—	(5.4)	(1.5)
Net cash used in financing activities	(0.9)	(1.1)	(7.2)	(3.7)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(1.3)	(0.5)	(5.7)	(1.8)
Net increase (decrease) in cash and cash equivalents	(33.3)	25.2	(85.0)	(76.9)
Cash and cash equivalents at beginning of period	481.0	554.7	532.7	656.8
Cash and cash equivalents at end of period	$447.7	$579.9	$447.7	$579.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	152.8	$152.8	(10.6)	$(225.0)	$507.0	$812.3	$(131.3)	$1,115.8
Net loss	—	—	—	—	—	(80.5)	—	(80.5)
Issuance of shares for employee stock plans and stock-based compensation	—	—	0.8	17.6	(17.2)	—	—	0.4
Amortization of restricted stock grants	—	—	—	—	1.4	—	—	1.4
Taxes paid related to net share settlement of equity awards	—	—	(0.3)	(5.4)	—	—	—	(5.4)
Exercise of warrants	0.2	0.2	—	—	—	—	—	0.2
Compensation expense associated with stock awards	—	—	—	—	6.2	—	—	6.2
Other comprehensive loss	—	—	—	—	—	—	(15.0)	(15.0)
Balance, September 30, 2015	153.0	$153.0	(10.1)	$(212.8)	$497.4	$731.8	$(146.3)	$1,023.1
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
NOTE 2 – STOCK-BASED COMPENSATION
At September 30, 2015, LP had stock-based employee compensation plans as described below. The total compensation expense related to all of LP’s stock-based compensation plans was $2.2 million and $2.4 million for the quarters ended September 30, 2015 and 2014, and $7.3 million and $6.9 million for the nine months ended September 30, 2015 and 2014.
SSARS and Options
LP grants stock settled stock appreciation rights (SSARs) to key employees and directors. On exercise, LP generally issues shares from treasury to settle these awards. The SSARs are granted at the market price at the date of grant. SSARs become exercisable annually ratably over a three year period and expire ten years after the date of grant. At September 30, 2015, 3.9 million shares were available to grant under the current stock award plans for stock-based awards.
The following table sets out the weighted average assumptions used to estimate the fair value of the SSARs granted using the Black-Scholes option-pricing model in the first nine months of the respective years noted.

	2015	2014
Expected stock price volatility	54.4%	57.5%
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	1.5%
Expected life of options (in years)	6 years	5 years
Weighted average fair value of options and SSARs granted	$8.80	$9.03
The following table summarizes stock options and SSARs outstanding as of September 30, 2015, as well as activity during the nine month period then ended.

Share amounts in thousands	Options and SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options and SSARs outstanding at January 1, 2015	7,004	$14.19
Options and SSARs granted	379	17.04
Options and SSARs exercised	(1,141)	11.45
Options and SSARs cancelled	(307)	25.83
Options and SSARs outstanding at September 30, 2015	5,935	$14.29	4.5	$19.5
Vested and expected to vest at September 30, 2015(1)	5,638	—	—	$18.5
Options and SSARs exercisable at September 30, 2015	5,183	$13.78	3.8	$19.5
_______________

(1)	Options and SSARS expected to vest based upon historical forfeiture rate

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP's closing stock price on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on September 30, 2015. This amount changes based on the market value of LP's stock as reported by the New York Stock Exchange.
As of September 30, 2015, there was $4.7 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.5 years. LP recorded compensation expense related to these awards for the quarter and nine month period ended September 30, 2015 of $0.8 million and $2.7 million. as compared to $0.9 million and $2.8 million for the same periods in 2014.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The employee awards vest three years from date of grant and awards to directors vest one year from date of grant. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. The market value at the time of grant approximates the fair value. LP recorded compensation expense related to these awards in the quarter and nine months ended 2015 of $0.9 million and $2.6 million as compared to $0.8 million and $2.2 million same periods in September 30, 2014. As of September 30, 2015, there was $5.2 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.5 years.
The following table summarizes incentive share awards outstanding as of September 30, 2015 as well as activity during the nine months then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2015	593,613
Incentive share awards granted	252,629
Incentive share awards vested	(285,495)
Incentive share awards cancelled	(15,083)
Incentive shares outstanding at September 30, 2015	545,664	1.5	$7.8
Vested and expected to vest at September 30, 2015(1)	518,381	—	$7.4
_______________

(1)	Incentive shares expected to vest based upon historical forfeiture rate
Restricted Stock
LP grants restricted stock to certain senior key employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period, which is generally three years. As of September 30, 2015, there was $2.2 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.3 years.

The following table summarizes the restricted stock outstanding as of September 30, 2015 as well as activity during the nine months then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2015	453,146	$13.93
Restricted stock awards granted	69,744	17.04
Restrictions lapsing	(225,645)	8.71
Restricted stock cancelled	(14,544)	19.29
Restricted stock awards at September 30, 2015	282,701	$18.59
Compensation expense related to these awards recognized in the quarter and the nine months ended September 30, 2015 was $0.4 million and $1.3 million as compared to $0.6 million and $1.6 million for the comparable periods in 2014 .
Performance share awards

In 2015, LP awarded performance shares to certain senior key employees. These performance shares are earned based upon LP attaining specified revenue growth rates associated with its SmartSide products as compared to the prior year and LP's overall revenue growth as compared to a predetermined peer group, in each case for 2015. The performance period is measured over 2015 with a subsequent two year vesting period. LP recorded compensation expense related to these awards of $0.5 million in the first nine months of 2015. As of September 30, 2015, there was $1.2 million of total unrecognized compensation costs related to these awards. This expense will be recognized over the next 2.3 years.
Phantom stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan, phantom stock units are no longer granted to directors. Holders of phantom stock units do not receive rights of a shareholder, nor is any stock transfered. The units will be paid out in cash at the end of the five year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The expense associated with these grants is recognized over the vesting period and is included in stock-based compensation expense. Since these awards are settled in cash, such awards are required to be remeasured each period based upon the changes in LP's stock price. As of September 30, 2015, LP had 66,339 shares outstanding under this program. Based upon the closing stock price at September 30, 2015, these shares equate to a cash payment of $0.9 million .
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

The following table summarizes assets and liabilities measured on a recurring basis for each of the three hierarchy levels presented below.

Dollar amounts in millions	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.4	$—	$—	$4.4
Trading securities	2.2	2.2	—	—
Contingent consideration	0.2	—	—	0.2

Dollar amounts in millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.6	$—	$—	$4.6
Trading securities	2.3	2.3	—	—
Contingent consideration	0.2	—	—	0.2
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2013	$3.7	$3.8
Adjustment to contingent consideration fair value	—	0.1
Total unrealized gains included in other comprehensive income	0.8	—
Foreign currency gain	—	(0.1)
Balance at September 30, 2014	$4.5	$3.8

The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 :

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2014	$4.6	$0.2
Total unrealized gains included in other comprehensive income	(0.2)	—
Balance at September 30, 2015	$4.4	$0.2

LP estimated its Senior Notes maturing in 2020 to have a fair value of $372.6 million at September 30, 2015 and $371.0 million at December 31, 2014 based upon market quotations.
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
For the quarter ended ended September 30, 2015 and September 30, 2014, stock options, warrants and SSARs relating to approximately 4.7 million and 3.8 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations. For the nine months ended September 30, 2015 and September 30, 2014, stock options, warrants and SSARs relating to approximately 5.0 million and 2.5 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations.
At September 30, 2015, outstanding warrants were exercisable to purchase approximately 411,579 shares.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2015	December 31, 2014
Trade receivables	$110.4	$96.1
Interest receivables	0.6	0.2
Income tax receivable	2.1	1.4
Other receivables	7.9	11.7
Allowance for doubtful accounts	(1.0)	(1.0)
Total	$120.0	$108.4
Other receivables at September 30, 2015 and December 31, 2014 primarily consist of value-added tax receivable, a receivable from a former partner, receivables associated with LP's sales arrangements with contract manufacturers and other miscellaneous receivables.

NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2015	December 31, 2014
Logs	$56.1	$39.6
Other raw materials	19.1	21.3
Semi-finished inventory	17.2	19.3
Finished products	138.1	149.6
Total	$230.5	$229.8
Included in finished products inventory as of September 30, 2015 and December 31, 2014 is $7.3 million and $18.1 million related to the lower of cost or market inventory valuation reserves.
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
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the nine months ended September 30, 2015, LP's overall estimated annual effective tax rate is computed by excluding anticipated losses in Canada for which no deferred tax asset is expected to be recognizable due to the need for valuation allowances. Tax benefit for the period is then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit is added.
Each period the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in the profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
For the first nine months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, Canadian and state valuation allowances and a reduction in the reserve for unrecognized tax benefits. For the first nine months of 2014, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relates to state income taxes and the effect of foreign tax rates.
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
Certain deferred tax assets as of September 30, 2015 are not recognized in relation to amounts of tax deductions for equity compensation that are greater than the compensation expense recognized for financial reporting. Equity will be increased by $16.5 million if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. In June 2015, LP finalized its settlement agreement with the U.S. Internal Revenue Service (IRS) regarding its examination of tax years 2007-2009. Accordingly, we recorded a second quarter income tax benefit of $1.6 million and applied a $17.1 million tax deposit (previously recorded in Prepaid and other current assets) against the taxes payable plus estimated accrued interest. Primarily as a result of the IRS settlement, LP's liability for unrecognized tax benefits has been reduced as of September 30, 2015 by $36.2 million from its 2014 balance. U.S. tax years are now closed through 2011, and no examinations are currently in progress.
LP remains subject to U.S. federal examinations of tax years 2012 through 2014, as well as state and local tax examinations for the tax years 2007- 2014. Canadian federal income tax years are closed through 2010, and 2012 - 2013 are currently under audit. Quebec provincial audits have been effectively settled through 2012. Chilean returns for years 2010 - 2012 tax years are under review by the Chilean Tax Office. Brazilian returns for years 2009 - 2014 are subject to audit, but no examinations are currently in progress.
NOTE 8 – TRANSACTIONS WITH AFFILIATES
LP has an equity investment in Abitibi-LP, a manufacturer of I-joists with Resolute Forest Products. LP sells products and raw materials to Abitibi-LP and purchases products for resale from Abitibi-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the quarters ended September 30, 2015 and 2014, LP sold $2.4 million and $2.7 million of products to Abitibi-LP and purchased $15.5 million and $14.7 million of I-joists from Abitibi-LP. For the nine months ended September 30, 2015 and 2014, LP sold $6.6 million and $8.0 million of products to Abitibi-LP and purchased $39.3 million and $42.9 million of I-joists from Abitibi-LP. Included in LP’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 are $0.8 million and $0.7 million in accounts receivable and $0.2 million and $0.4 million in accounts payable associated with Abitibi-LP.
NOTE 9 - OTHER OPERATING CHARGES AND CREDITS

During the third quarter of 2015, LP recorded a loss of $1.0 million associated with a marketing settlement with an customer.

During the first quarter of 2015, LP was notified by the Ministry of Forestry in Quebec that LP’s forest license associated with an indefinitely curtailed oriented strand board (OSB) mill in Quebec was terminated. Based upon this notification, LP was required to write off the remaining unamortized value associated with this intangible forest license of $11.6 million.
During the third quarter of 2014, LP recorded a gain of $0.5 million related to proceeds received from an insurance claim associated with an OSB mill and a loss of $1.0 million associated with a workers compensation reserve adjustment.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2015	2014	2015	2014
Net sales:
OSB	$200.0	$233.4	$601.2	$652.0
Siding	157.8	163.2	495.2	476.4
EWP	74.4	77.3	211.2	215.4
South America	26.8	36.0	101.4	114.5
Other	6.8	8.3	21.5	24.9
Intersegment Sales	(0.9)	(0.1)	(0.9)	(1.9)
	$464.9	$518.1	$1,429.6	$1,481.3
Operating profit (loss):
OSB	$(11.1)	$(16.4)	$(57.6)	$(23.8)
Siding	17.2	20.8	79.3	65.9
EWP	(0.9)	(0.1)	(7.3)	(8.5)
South America	2.4	0.3	6.8	8.5
Other	(0.6)	(2.4)	(2.5)	(4.1)
Other operating charges and credits, net	(1.0)	(0.5)	(12.6)	(1.1)
Gain (loss) on sale or impairment of long-lived assets	(0.9)	3.6	(1.5)	4.1
General corporate and other expenses, net	(20.5)	(18.5)	(65.2)	(66.5)
Other non-operating income (expense)	(3.7)	(1.3)	(5.5)	(1.8)
Interest income	0.5	0.9	2.9	4.4
Interest expense, net of capitalized interest	(8.4)	(8.3)	(23.1)	(23.4)
Loss from operations before taxes	(27.0)	(21.9)	(86.3)	(46.3)
Benefit for income taxes	(2.4)	(3.6)	(7.7)	(15.9)
Loss from continuing operations	$(24.6)	$(18.3)	$(78.6)	$(30.4)

NOTE 12 – POTENTIAL IMPAIRMENTS
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. During the first quarter of 2015, there was an indication of impairment associated with LP's indefinitely curtailed OSB facility in Quebec, Canada. See Note 9 for discussion of the write off of the timber license associated with this facility. LP is currently evaluating various options associated with this mill. Based upon the weighted probability of the future cash flows associated with various options for this facility as of September 30, 2015, no impairment was required. If the weighting of the probabilities changes or the projected cash flow changes from those included in the calculation, LP may be required to record impairments in the future. As of September 30, 2015, the fair value of facilities that have not been indefinitely curtailed are substantially in excess of its carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
NOTE 13 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and nine months ended September 30, 2015 and 2014. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2015	2014	2015	2014
Service cost	$1.0	$0.9	$3.1	$2.8
Interest cost	3.4	3.7	10.2	11.0
Expected return on plan assets	(3.8)	(4.2)	(11.4)	(12.7)
Amortization of prior service cost	0.1	—	0.3	—
Amortization of net loss	1.7	1.4	5.2	4.2
Net periodic pension cost	$2.4	$1.8	$7.4	$5.3
Loss due to settlement	$0.4	$—	$0.4	$—
During the nine months ended September 30, 2015 and 2014, LP recognized $7.8 million (inclusive of $0.4 million settlement loss associated with the retirement of one of LP's executives) and $5.3 million of pension expense for all of LP's defined benefit pension plans.
During the nine months ended September 30, 2015, LP made $3.7 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $2.0 million and $5.0 million to its defined benefit pension plans in 2015.
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

LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and nine months ended September 30, 2015 and 2014 are summarized in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2015	2014	2015	2014
Beginning balance	$25.0	$24.3	$31.4	$29.3
Accrued to expense	2.6	3.2	2.9	3.5
Foreign currency translation	0.8	(0.8)	(0.2)	(0.7)
Payments made	(2.9)	(3.0)	(8.6)	(8.4)
Total warranty reserves	25.5	23.7	25.5	23.7
Current portion of warranty reserves	(10.0)	(12.0)	(10.0)	(12.0)
Long-term portion of warranty reserves	$15.5	$11.7	$15.5	$11.7
LP continues to monitor warranty and other claims associated with these products and believes as of September 30, 2015 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future. During the quarter and nine months ended September 30, 2015 and September 30, 2014, LP increased the warranty reserves by $2.5 million and $3.0 million associated with discontinued composite decking products. See Note 16 for further disclosure.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2015:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2015	$(41.6)	$(96.4)	$2.6	$(1.1)	$(136.5)
Other comprehensive income before reclassifications	(12.0)	1.2	(0.1)	(0.1)	(11.0)
Amounts reclassified from accumulated comprehensive income	—	1.2	—	—	1.2
Net current-period other comprehensive income	(12.0)	2.4	(0.1)	(0.1)	(9.8)
Balance at September 30, 2015	$(53.6)	$(94.0)	$2.5	$(1.2)	$(146.3)

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2014	$(33.7)	$(99.0)	$2.6	$(1.2)	$(131.3)
Other comprehensive income before reclassifications	(19.9)	1.7	(0.1)	—	(18.3)
Amounts reclassified from accumulated comprehensive income	—	3.3	—	—	3.3
Net current-period other comprehensive income	(19.9)	5.0	(0.1)	—	(15.0)
Balance at September 30, 2015	$(53.6)	$(94.0)	$2.5	$(1.2)	$(146.3)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2014:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2014	$(20.3)	$(68.5)	$2.5	$(1.7)	$(88.0)
Other comprehensive income (loss) before reclassifications	(9.5)	2.6	—	0.1	(6.8)
Amounts reclassified from accumulated comprehensive income	—	(1.3)	—	—	(1.3)
Net current-period other comprehensive income (loss)	(9.5)	1.3	—	0.1	(8.1)
Balance at September 30, 2014	$(29.8)	$(67.2)	$2.5	$(1.6)	$(96.1)

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2013	$(19.2)	$(70.3)	$2.0	$(1.7)	$(89.2)
Other comprehensive income (loss) before reclassifications	(10.6)	6.9	0.5	0.1	(3.1)
Amounts reclassified from accumulated comprehensive income	—	(3.8)	—	—	(3.8)
Net current-period other comprehensive income (loss)	(10.6)	3.1	0.5	0.1	(6.9)
Balance at September 30, 2014	$(29.8)	$(67.2)	$2.5	$(1.6)	$(96.1)

Reclassifications from accumulated other comprehensive loss for the quarter and nine months ended September 30, 2015 and September 30, 2014 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive loss
	Quarter Ended September 30,		Nine Months Ended September 30,
Details about accumulated other comprehensive income components	2015	2014	2015	2014	Affected line item in the statement where net income (loss) is presented
Amortization of defined benefit pension plans
Prior service cost	$0.1	$—	$0.3	$—	(a)
Actuarial loss	1.7	1.4	5.2	4.2	(a)
Transition obligation	—	0.4	—	1.1	(a)
	1.8	1.8	5.5	5.3	Total before tax
	0.7	0.5	2.2	1.5	Tax benefit
Total reclassifications	$1.1	$1.3	$3.3	$3.8	Net of tax
____________
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, see Note 13 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.

NOTE 16 - DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Included in the operating losses of discontinued operations is an increase in warranty reserves associated with discontinued composite decking products of $2.5 million for the quarter and nine months ended September 30, 2015 and $3.0 million for the quarter and nine months ended September 30, 2014.

NOTE 17 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

In July 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost of market. LP currently values all inventory at the lower of cost of market. The ASU will not apply to inventories that are measured by using the last -in, first out (LIFO), which is the method that LP currently uses for a minor portion of its log inventories. The remaining inventories are valued using first-in, first out or average cost. This ASU is effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, as part of its simplification initiative. The new standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires the acquirer to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective prospectively for annual periods beginning after December 15, 2015 and interim periods therein.

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
To serve our markets, we operate in four segments: Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the third quarter and first nine months of 2015, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 13% higher than for the third quarter of 2014 and 12% higher than the comparable nine month period. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 7% lower for the third quarter of 2015 and 10% lower for the first nine months of 2015 compared to the corresponding periods of 2014.
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2015, we excluded from our estimates approximately $2.4 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
Impairment of Long-Lived Assets. We review the long-lived assets held and used by us (primarily property, plant and equipment and timber and timberlands) for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We consider the necessity of undertaking such a review at least quarterly, and also when certain events or changes in circumstances occur. Events and changes in circumstances that may necessitate such a review include, but are not limited to: a significant decrease in the market price of a long-lived asset or group of long-lived assets; a significant adverse change in the extent or manner in which a long-lived asset or group of long-lived assets is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or group of long-lived assets, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or group of long-lived assets; current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or group of long-lived assets; and current expectation that, more likely than not, a long-lived asset or group of long-lived assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets under accounting principles generally accepted in the U.S. (GAAP), requires us to make judgments, assumptions and estimates.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2015, we had established valuation allowances against certain deferred tax assets, primarily related to Canadian and state carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon our review of the evidence supporting their realization. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
Pension Plans. Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with GAAP, which requires us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions.
Warranty Obligations. Customers are provided with a limited warranty against certain defects associated with our products for periods of up to fifty years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the historical and anticipated rates of warranty claims and the cost of resolving such claims. We periodically assess the adequacy of our recorded warranty liability for each product and adjust the amounts as necessary. While we believe we have a reasonable basis for these assumptions, actual warranty costs in the future could differ from our estimates.
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings (loss) before interest expense, taxes, depreciation and amortization (EBITDA) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA" which further adjusts EBITDA to exclude stock-based compensation expense, (gain) loss on sales or impairment of long-lived assets, other operating charges and credits, net, certain acquisition-related expenses, depreciation included in equity in (income) loss of unconsolidated affiliates and investment income. Neither EBITDA nor Adjusted EBITDA is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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

The following table represents significant items by operating segment and reconciles net income (loss) to Adjusted EBITDA for the quarter and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$200.0	$157.8	$74.4	$26.8	$6.8	$(0.9)	$464.9
Depreciation and amortization	14.6	5.0	3.3	2.0	0.4	0.6	25.9
Cost of sales and selling and administrative	196.5	135.6	74.0	22.4	7.0	19.0	454.5
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.9	0.9
Other operating credits and charges, net	—	—	—	—	—	1.0	1.0
Total operating costs	211.1	140.6	77.3	24.4	7.4	21.5	482.3
Income (loss) from operations	(11.1)	17.2	(2.9)	2.4	(0.6)	(22.4)	(17.4)
Total non-operating expense	—	—	—	—	—	(11.6)	(11.6)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(11.1)	17.2	(2.9)	2.4	(0.6)	(34.0)	(29.0)
Income tax provision	—	—	—	—	—	(2.4)	(2.4)
Equity in income of unconsolidated affiliates	—	—	(2.0)	—	—	—	(2.0)
Income (loss) from continuing operations	$(11.1)	$17.2	$(0.9)	$2.4	$(0.6)	$(31.6)	$(24.6)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA
Income (loss) from continuing operations	$(11.1)	$17.2	$(0.9)	$2.4	$(0.6)	$(31.6)	$(24.6)
Income tax benefit	—	—	—	—	—	(2.4)	(2.4)
Interest expense, net of capitalized interest	—	—	—	—	—	8.4	8.4
Depreciation and amortization	14.6	5.0	3.3	2.0	0.4	0.6	25.9
EBITDA	3.5	22.2	2.4	4.4	(0.2)	(25.0)	7.3
Stock based compensation expense	0.4	0.1	0.1	—	—	1.7	2.3
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.9	0.9
Investment income	—	—	—	—	—	(0.5)	(0.5)
Other operating credits and charges, net	—	—	—	—	—	1.0	1.0
Adjusted EBITDA	$3.9	$22.3	$2.5	$4.4	$(0.2)	$(21.9)	$11.0

Three Months Ended September 30, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$233.4	$163.2	$77.3	$36.0	$8.3	$(0.1)	$518.1
Depreciation and amortization	15.4	4.5	4.0	2.0	0.2	0.8	26.9
Cost of sales and selling and administrative	234.4	137.9	74.8	33.7	10.5	17.6	508.9
Loss on sale or impairment of long lived assets	—	—	—	—	—	(3.6)	(3.6)
Other operating credits and charges, net	—	—	—	—	—	0.5	0.5
Total operating costs	249.8	142.4	78.8	35.7	10.7	15.3	532.7
Income (loss) from operations	(16.4)	20.8	(1.5)	0.3	(2.4)	(15.4)	(14.6)
Total non-operating expense	—	—	—	—	—	(8.7)	(8.7)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(16.4)	20.8	(1.5)	0.3	(2.4)	(24.1)	(23.3)
Benefit for income taxes	—	—	—	—	—	(3.6)	(3.6)
Equity in (income) loss of unconsolidated affiliates	—	—	(1.4)	—	—	—	(1.4)
Income (loss) from continuing operations	$(16.4)	$20.8	$(0.1)	$0.3	$(2.4)	$(20.5)	$(18.3)
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$(16.4)	$20.8	$(0.1)	$0.3	$(2.4)	$(20.5)	$(18.3)
Benefit for income taxes	—	—	—	—	—	(3.6)	(3.6)
Interest expense, net of capitalized interest	—	—	—	—	—	8.3	8.3
Depreciation and amortization	15.4	4.5	4.0	2.0	0.2	0.8	26.9
EBITDA	(1.0)	25.3	3.9	2.3	(2.2)	(15.0)	13.3
Stock based compensation expense	0.2	0.2	0.1	—	—	1.9	2.4
Loss on sale or impairment of long lived assets	—	—	—	—	—	(3.6)	(3.6)
Investment income	—	—	—	—	—	(0.9)	(0.9)
Other operating credits and charges, net	—	—	—	—	—	0.5	0.5
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	(0.1)	(0.1)
Adjusted EBITDA from continuing operations	$(0.8)	$25.5	$4.0	$2.3	$(2.2)	$(17.2)	$11.6

Nine Months Ended September 30, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$601.2	$495.2	$211.2	$101.4	$21.5	$(0.9)	$1,429.6
Depreciation and amortization	43.6	15.1	9.6	6.2	1.3	2.1	77.9
Cost of sales and selling and administrative	615.2	400.8	213.0	88.4	22.7	62.2	1,402.3
Gain on sale or impairment of long lived assets	—	—	—	—	—	1.5	1.5
Other operating credits and charges, net	—	—	—	—	—	12.6	12.6
Total operating costs	658.8	415.9	222.6	94.6	24.0	78.4	1,494.3
Income (loss) from operations	(57.6)	79.3	(11.4)	6.8	(2.5)	(79.3)	(64.7)
Total non-operating expense	—	—	—	—	—	(25.7)	(25.7)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(57.6)	79.3	(11.4)	6.8	(2.5)	(105.0)	(90.4)
Income tax benefit	—	—	—	—	—	(7.7)	(7.7)
Equity in income of unconsolidated affiliates	—	—	(4.1)	—	—	—	(4.1)
Income (loss) from continuing operations	$(57.6)	$79.3	$(7.3)	$6.8	$(2.5)	$(97.3)	$(78.6)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA
Net income (loss)	$(57.6)	$79.3	$(7.3)	$6.8	$(2.5)	$(97.3)	$(78.6)
Income tax benefit	—	—	—	—	—	(7.7)	(7.7)
Interest expense, net of capitalized interest	—	—	—	—	—	23.1	23.1
Depreciation and amortization	43.6	15.1	9.6	6.2	1.3	2.1	77.9
EBITDA from continuing operations	(14.0)	94.4	2.3	13.0	(1.2)	(79.8)	14.7
Stock based compensation expense	0.8	0.6	0.4	—	—	5.6	7.4
Gain on sale or impairment of long lived assets	—	—	—	—	—	1.5	1.5
Investment income	—	—	—	—	—	(2.9)	(2.9)
Other operating credits and charges, net	—	—	—	—	—	12.6	12.6
Adjusted EBITDA from continuing operations	$(13.2)	$95.0	$2.7	$13.0	$(1.2)	$(63.0)	$33.3

Nine Months Ended September 30, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$652.0	$476.4	$215.4	$114.5	$24.9	$(1.9)	$1,481.3
Depreciation and amortization	42.5	13.0	12.0	6.9	0.7	2.3	77.4
Cost of sales and selling and administrative	633.3	397.5	215.1	99.1	28.3	62.3	1,435.6
Gain on sale or impairment of long lived assets	—	—	—	—	—	(4.1)	(4.1)
Other operating credits and charges, net	—	—	—	—	—	1.1	1.1
Total operating costs	675.8	410.5	227.1	106.0	29.0	61.6	1,510.0
Income (loss) from operations	(23.8)	65.9	(11.7)	8.5	(4.1)	(63.5)	(28.7)
Total non-operating expense	—	—	—	—	—	(20.8)	(20.8)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	(23.8)	65.9	(11.7)	8.5	(4.1)	(84.3)	(49.5)
Income tax benefit	—	—	—	—	—	(15.9)	(15.9)
Equity in income of unconsolidated affiliates	—	—	(3.2)	—	—	—	(3.2)
Income (loss) from continuing operations	$(23.8)	$65.9	$(8.5)	$8.5	$(4.1)	$(68.4)	$(30.4)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(23.8)	$65.9	$(8.5)	$8.5	$(4.1)	$(68.4)	$(30.4)
Income tax benefit	—	—	—	—	—	(15.9)	(15.9)
Interest expense, net of capitalized interest	—	—	—	—	—	23.4	23.4
Depreciation and amortization	42.5	13.0	12.0	6.9	0.7	2.3	77.4
EBITDA from continuing operations	18.7	78.9	3.5	15.4	(3.4)	(58.6)	54.5
Stock based compensation expense	0.7	0.5	0.4	—	—	5.3	6.9
Gain on sale or impairment of long lived assets	—	—	—	—	—	(4.1)	(4.1)
Investment income	—	—	—	—	—	(4.4)	(4.4)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	6.8	6.8
Other operating credits and charges, net	—	—	—	—	—	1.1	1.1
Depreciation included in equity in (income) loss of unconsolidated affiliates	—	—	0.1	—	—	—	0.1
Adjusted EBITDA from continuing operations	$19.4	$79.4	$4.0	$15.4	$(3.4)	$(53.9)	$60.9
RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net loss for the third quarter of 2015 was $26.5 million, or $0.19 per diluted share, on sales of $464.9 million, compared to a net loss for the third quarter of 2014 of $20.4 million, or $0.14 per diluted share, on sales of $518.1 million. For the third quarter of 2015, loss from continuing operations was $24.6 million, or $0.17 per diluted share, compared to loss from continuing operations of $18.3 million, or $0.13 per diluted share, for the third quarter of 2014. Reductions in OSB pricing had a negative impact of $17.5 million for the third quarter on both operating results and adjusted EBITDA .
Our net loss for the first nine months of 2015 was $80.5 million, or $0.57 per diluted share, on sales of $1.4 billion, compared to net loss for the first nine months of 2014 of $32.5 million, or $0.23 per diluted share, on sales of $1.5 billion. For the first nine months of 2015, loss from continuing operations was $78.6 million, or $0.55 per diluted share, compared to a loss of $30.4 million, or $0.22 per diluted share for the first nine months of 2014. Reductions in OSB pricing had a negative impact of $80.7 million for the first nine months of 2015 on both operating results and adjusted EBITDA .
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.

OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels.
Segment sales, operating income, and Adjusted EBITDA for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net sales	$200.0	$233.4	(14.3)%	$601.2	$652.0	(8)%
Operating income (loss)	(11.1)	(16.4)	32.3%	(57.6)	(23.8)	(142)%
Adjusted EBITDA	3.9	(0.8)	NM	(13.2)	19.4	NM
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2015 compared to the quarter and nine months ended September 30, 2014 are as follows:

	Quarter Ended September 30, 2015 versus 2014		Nine Months Ended September 30, 2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(7)%	(9)%	(12)%	4%
For the quarter and nine months ended September 30, 2015, OSB prices decreased as compared to the corresponding periods in 2014. The decline in OSB prices was likely due to lower housing demand than forecasted and continued supply available in the market. The decrease in selling price unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $15.9 million for the quarter and $80.8 million for the nine months ended September 30, 2015 as compared to the same periods in 2014. Offsetting the reduction in sales price was a reduction in raw material costs related to petroleum based raw materials as well as the positive impact of the Canadian currency exchange rate on the costs incurred by our Canadian operations as compared to the same corresponding periods in the prior year. The reduction in volume is related to LP's decision to convert Swan Valley OSB mill to a siding facility. This conversion began in the third quarter of 2015.
SIDING
Our siding segment produces and markets wood-based siding and related accessories and minor amounts of OSB.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net sales	$157.8	$163.2	(3)%	$495.2	$476.4	4%
Operating income	17.2	20.8	(17)%	79.3	65.9	20%
Adjusted EBITDA	22.3	25.5	(13)%	95.0	79.4	20%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
SmartSide Siding	$137.3	$147.5	(7)%	$446.8	$424.6	5%
Commodity OSB	8.3	0.3	NM	8.3	9.1	(9)%
CanExel siding	10.5	13.5	(22)%	33.5	37.6	(11)%
Other	1.7	1.9	(11)%	6.6	5.1	29%
Total	$157.8	$163.2	(3)%	$495.2	$476.4	4%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2015 compared to the quarter and nine months ended September 30, 2014 are as follows:

	Quarter Ended September 30, 2015 versus 2014		Nine Months Ended September 30, 2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	6%	(14)%	6%	(1)%
CanExel siding	(12)%	(14)%	(6)%	(8)%
OSB	(20)%	NM	(19)%	16%
For the quarter ended September 30, 2015 compared to the corresponding period in 2014, sales volumes decreased in our SmartSide siding line due to customers re-balancing their inventories and impacts of weather and labor shortages which slowed housing completions. For the nine month period ended September 30, 2015, sales volumes were flat with the prior year in our SmartSide siding line. Sales prices in our SmartSide siding product line for the quarter and nine month period ended September 30, 2015 as compared to the corresponding periods in 2014 were higher due to a price increase as well as changes in product mix.
For CanExel, sales volumes decreased in the third quarter of 2015 and the first nine months of 2015 as compared to the corresponding periods in 2014 due to decreased demand primarily in Europe due to the discontinuation of certain pre-finished colored siding products. Sales prices were lower for the third quarter of 2015 and for the first nine months 2015 as compared to the corresponding periods in 2014 due to the impact of the Canadian dollar weakening as these sales are generally denominated in Canadian dollars. Based upon Canadian dollar selling prices, prices were 11% higher for the third quarter of 2015 and 12% higher in the first nine months of 2015 due to a price increase as well as changes in product mix.

During the third quarter of 2015, we started the conversion of our Swan Valley OSB mill to a Smart Side mill. During a majority of the quarter, this mill was not operational. It is estimated that the expenses incurred at the Swan Valley facility during the third quarter related to the conversion were appropriately $4.5 million.
Overall, the decline in our siding segment for the third quarter of 2015 compared to the same period in 2014 was primarily due to costs associated with the conversion of the Swan Valley OSB mill, lower sales volumes and higher wood costs in our SmartSide product line. These costs were offset by reductions in petroleum based raw material costs. The improvements in operating results for our siding segment for the nine month period ended September 30, 2015 compared to the same period in 2014 was primarily due to increased volume of our SmartSide siding sales and reductions in petroleum-based raw material costs, which were offset by higher log costs, the costs of the Swan Valley facility conversion and increased sales and marketing costs.
EWP
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by Abitibi-LP or under a sales arrangement with a third party producer and OSB that is produced at our Houlton, Maine LSL operation.
Segment sales, operating losses and Adjusted EBITDA for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net sales	$74.4	$77.3	(4)%	$211.2	$215.4	(2)%
Operating loss	(0.9)	(0.1)	NM	(7.3)	(8.5)	14%
Adjusted EBITDA	2.5	4.0	(38)%	2.7	4.0	(33)%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
LVL/LSL	$39.6	$41.8	(5)%	$114.1	112.3	2%
I-Joist	27.9	27.5	1%	74.9	78.9	(5)%
OSB	2.5	1.6	56%	7.5	6.5	15%
Related products	4.4	6.4	(31)%	14.7	17.7	(17)%
Total	$74.4	$77.3	(4)%	$211.2	$215.4	(2)%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2015 compared to the quarter and nine months ended September 30, 2014 are as follows:

	Quarter Ended September 30, 2015 versus 2014		Nine Months Ended September 30, 2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	(1)%	(3)%	—%	3%
I-Joist	(1)%	5%	2%	(5)%
OSB	26%	27%	38%	(12)%
For the quarter ended September 30, 2015 as compared to the comparable period of 2014, sales volumes of I-joists increased from the comparable prior year quarter with lower sales for the nine months period. For the quarter ended September 30, 2015 as compared to the comparable period of 2014, sales volumes of LVL/LSL declined while increasing for the nine month period. Sales prices for LVL/LSL and I-Joist declined due to changes in product mix with individual prices remaining flat for the quarter and nine month period ended September 30, 2015 as compared to the corresponding periods of 2014. OSB sales volume increased for the quarter and decreased for the nine month periods ended September 30, 2015 as compared to the corresponding periods in 2014 due to changes in product mix which resulted in a higher sales realization in the periods. The impact of the change in OSB pricing associated with the EWP segment was an increase of $0.5 million for the third quarter of 2015 and $2.1 million for the nine months ended September 30, 2015 as compared to the corresponding periods of 2014.
Our focus in the EWP segment continues to be on reductions in conversion costs, better geographic manufacturing and distribution, and maintaining key customer relationships. Included in this segment is a plywood operation, which produces plywood as a by-product from the LVL production process.
For the nine months ended September 30, 2015, compared to the same period in 2014, results of operations improved due to better OSB mix.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net sales	$26.8	$36.0	(26)%	$101.4	$114.5	(11)%
Operating income	2.4	0.3	700%	6.8	8.5	(20)%
Adjusted EBITDA	4.4	2.3	91%	13.0	15.4	(16)%

Sales in this segment by production location were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Chile	$19.3	$20.3	(5)%	$70.0	$66.3	6%
Brazil	7.5	15.7	(52)%	31.4	48.2	(35)%
Total	$26.8	$36.0	(26)%	$101.4	$114.5	(11)%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2015 compared to the quarter and nine months ended September 30, 2014 are as follows:

	Quarter Ended September 30, 2015 versus 2014		Nine Months Ended September 30, 2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	(15)%	13%	(11)%	20%
Brazil	(23)%	(4)%	(21)%	(15)%
For the quarter and nine month periods ended September 30, 2015, compared to the same periods in 2014, sales volumes in Chile increased due to higher demand due to improved housing activity. Sales volumes in Brazil decreased in the third quarter and nine months ended September 30, 2015, compared to the same periods in 2014, due to reduced demand associated with an economic recession slightly offset by higher exports.
Sales prices in Chile and Brazil declined for the third quarter and nine month periods ended September 30, 2015 as compared to the corresponding periods in 2014 due to the impact of the fluctuations in the Chilean peso and Brazil real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were flat for the quarter and increased 1% for the quarter and nine month period ended September 30, 2015 as compared to the corresponding periods of 2014 and in Brazil local currency prices increased by 21% and 9% for the third quarter and first nine months of 2015.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and related operations, trucking operations and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net sales	$6.8	$8.3	(18)%	$21.5	$24.9	(14)%
Operating losses	(0.6)	(2.4)	75%	(2.5)	(4.1)	39%
Adjusted EBITDA	(0.2)	(2.2)	91%	(1.2)	(3.4)	65%

GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended September 30, 2015 compared to the same period in 2014, general corporate expenses increased 11% primarily due to management incentive accruals as well as costs associated with growth and innovation activities. For the nine month period ended September 30, 2015, compared to the same period in 2014, general corporate expenses decreased by 2%, primarily due to the elimination of costs associated with the efforts to acquire Ainsworth Lumber Co. Ltd. offset by continued work on corporate initiatives. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2015	2014	2015	2014
Investment income	$1.1	$1.1	$3.5	$4.3
SERP market adjustments	(0.6)	(0.2)	(0.6)	0.1
Investment income	0.5	0.9	2.9	4.4

Interest expense	(9.0)	(8.1)	(23.7)	(23.7)
Amortization of debt charges	(0.3)	(0.3)	(0.9)	(0.8)
Capitalized interest	0.9	0.1	1.5	1.1
Interest expense, net of capitalized interest	(8.4)	(8.3)	(23.1)	(23.4)

Foreign currency gain (loss)	(3.7)	(1.3)	(5.5)	(1.8)

Total non-operating income (expense)	$(11.6)	$(8.7)	$(25.7)	$(20.8)
INCOME TAXES
For the first nine months of 2015, we recorded an income tax benefit on continuing operations of 9% as compared to a benefit of 34% in the comparable period of 2014. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first nine months of 2015 relate to foreign tax rates, Canadian and state valuation allowances and a reduction in the reserve for unrecognized tax benefit. For the first nine months of 2014, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relate to state income taxes and the effect of foreign tax rates. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the first nine months of 2015, LP's overall estimated annual effective tax rate is computed by excluding anticipated losses in Canada for which no deferred tax asset is expected to be recognizable due to the need for valuation allowances. Tax benefit for the period is then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit is added.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.

OTHER COMPREHENSIVE INCOME (LOSS)

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2015	2014	2015	2014
Foreign currency translation adjustments	$(12.0)	$(9.5)	$(19.9)	$(10.6)
Unrealized gain (loss) on marketable securities	(0.1)	—	(0.1)	0.5
Defined benefit plans	2.4	1.3	5.0	3.1
Other	(0.1)	0.1	—	0.1
Other comprehensive income (loss)	$(9.8)	$(8.1)	$(15.0)	$(6.9)

During the first nine months of 2015, the strengthening of the U.S. dollar as compared to the functional currencies of our South American operations resulted in LP recording a loss on foreign currency adjustments in other comprehensive loss of $19.9 million as compared to a loss of $10.6 million during the comparable period of 2014. During the first nine months of 2015, the Brazilian real declined 54% as compared to the U.S. dollar and the Chilean peso declined 16%. During the first nine months of 2014, the Brazilian real declined 3% as compared to the U.S. dollar and the Chilean peso declined 14%.
During the first nine month of 2015, LP recorded amortization associated with LP's defined benefit pension plans in the U.S. and Canada of $5.0 million as compared to $3.1 million in the first nine months of 2014.
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

OPERATING ACTIVITIES
During the first nine months of 2015, operating activities used $1.3 million of cash compared to $30.3 million of cash used during the first nine months of 2014. This change was primarily related to smaller increases in receivables and inventories, as partially offset by declines in operating results (OSB pricing) and a smaller increase in accounts payable and accrued liabilities.
INVESTING ACTIVITIES
During the first nine months of 2015, cash used in investing activities was approximately $70.8 million. Capital expenditures in the first nine months of 2015 were $67.1 million. We received $0.4 million proceeds from the sale of assets. We increased our restricted cash by $5.9 million due to a requirement to collaterize certain long-term obligations. Included in “Accounts payable” is $3.5 million related to capital expenditures that had not yet been paid as of September 30, 2015.
During the first nine months of 2014, cash used in investing activities was approximately $41.1 million. Capital expenditures in the first nine months of 2014 were $54.8 million. Included in “Accounts payable” was $4.5 million related to capital expenditures that had not yet been paid as of September 30, 2014.
Capital expenditures in 2015 are expected to be approximately $130 million related to projects for siding capacity expansion, Chilean expansion, productivity improvements and maintenance projects.
FINANCING ACTIVITIES
During the first nine months of 2015, cash used by financing activities was $7.2 million. We used $2.2 million to repay outstanding debt in the first nine months of 2015 and $5.4 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first nine months of 2014, cash used by financing activities was $3.7 million. We used $2.2 million to repay outstanding debt in the first nine months of 2014 and $1.5 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. During the first quarter of 2015, there was an indication of impairment associated with the company's indefinitely curtailed OSB facility in Quebec, Canada. See Note 9 include in Item 1 of this report for discussion of the write off of the timber license associated with this facility. We are currently evaluating various options associated with this mill. Based upon the weighted probability of the future cash flows associated with various options for this facility as of September 30, 2015, no impairment was required. If the weighting of the probabilities changes or the projected cash flow changes from those included in the calculation, we may be required to record impairments in the future. As of September 30, 2015, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at September 30, 2015, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have carried out, as of September 30, 2015, with the participation of LP’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and nine months ended September 30, 2015 and 2014.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Oriented strand board, million square feet 3/8" basis(1)	1,050	1,141	3,143	3,172
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	64	10	80	71
Wood-based siding, million square feet 3/8" basis	258	295	888	835
Engineered I-Joist, million lineal feet(1)	21	19	57	60
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	2,343	2,340	6,828	6,886

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2011	$154	$172	$186
2012	$269	$260	$271
2013	$300	$293	$315
2014 1st Qtr. Avg.	$219	$228	$219
2014 2nd Qtr. Avg.	$206	$217	$219
2014 3rd Qtr. Avg.	$189	$193	$216
2015 1st Qtr. Avg.	$159	$195	$193
2015 2nd Qtr. Avg.	$152	$183	$193
2015 3rd Qtr. Avg.	$157	$181	$203

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 45% of our North American sales in the first nine months of 2015 compared to 48% in the comparable period of 2014 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2014 was $96.1 million. Although we expect to contribute between $2.0 million and $5.0 million to our plans in 2015, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of November 3, 2015, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
N/A

Item 5.	Other Information.
None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	November 3, 2015	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	November 3, 2015	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)