Form 10-K
period 2015-12-31
LOUISIANA-PACIFIC CORP
filed 2016-02-24
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2015	1-7107
 _____________________________
Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
 _____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,376,233,031
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 143,169,626 shares of Common Stock, $1 par value, outstanding as of February 24, 2016.
Documents Incorporated by Reference
Definitive Proxy Statement for 2016 Annual Meeting: Part III
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in governmental fiscal and monetary policies and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction and repair activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in the cost of and availability of transportation;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, Euro, Brazilian real and the Chilean peso;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings;

•	governmental gridlock and curtailment of government services and spending; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by us with the Securities and Exchange Commission (SEC)that warn of risks or uncertainties associated with future results, events or circumstances identify important factors that could cause actual results, events and circumstances to differ materially from those reflected in the forward-looking statements.
ABOUT THIRD-PARTY INFORMATION
In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources and other third parties. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

PART I

ITEM 1.    Business

General
Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2015, we had approximately 4,800 employees. We currently own 21 modern, strategically located facilities in the U.S. and Canada, two facilities in Chile and one facility in Brazil. We also operate facilities through a joint venture, for which we are the exclusive provider of product distribution for North America. Our focus is on delivering innovative, high-quality commodity and specialty building products to retail, wholesale, home building and industrial customers. We utilize various tools, such as an enterprise resource planning system and Lean Six Sigma, to improve operational efficiency and productivity. Our products are used primarily in new home construction, repair and remodeling and outdoor structures.

Business Segments
We operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. In general, our business results are affected by the level of housing starts; the level of home repairs; changes in industry capacity; changes in the prices we pay for raw materials and energy and changes in foreign exchange rates (primarily the Canadian dollar, Chilean Peso and Brazilian Real).

OSB
Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally friendly product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. It is estimated for 2015 that OSB accounted for approximately 64% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2015 housing starts) was 31.2 billion square feet with the OSB market comprising an estimated 19.9 billion square feet of this market. Based upon our production in 2015 of 4.2 billion square feet (including OSB produced in our siding segment), we estimate that we account for 21% of the North American OSB market and 13% of the overall North American structural panel market. We believe we are a leading producer of OSB in North America and are positioned to compete in all geographic markets.

Siding

Our siding offerings fall into two categories: SmartSide® siding products and related accessories; and CanExel siding and accessories and other related products. Our SmartSide® products consist of a full line of wood-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs. Our CanExel siding and accessory product offerings include a number of pre-finished lap and trim products in a variety of patterns and textures. These products are used in new construction, repair and remodeling and outdoor structures such as sheds.

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

Other Products

Our other products category includes our remaining timber and timberlands, and other minor products, services and closed operations. Prior to disposition during 2013, this category also included our interest in a joint venture that produced cellulose insulation.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2015, our top ten customers accounted for approximately 45% of our sales. Because a significant portion of our sales are from OSB, a commodity product sold primarily on the basis of price and availability, we are not dependent on any one customer. Our principal customers include the following:

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

Raw Materials

Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the U.S. are manufacturers who supply: (1) the housing market, where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; (3) commercial and industrial markets; (4) export markets; and (5) emerging biomass energy production markets. The supply of timber is limited by the availability of timberlands and access to the fiber. The availability of timberlands, in turn, is limited by several factors, including forest management policies, alternate uses of land, and loss to urban or suburban real estate development.

In Canada, we harvest enough timber annually under long-term harvest rights with various Canadian governments and other third parties to support our Canadian production facilities.

We purchase approximately 81% of our wood fiber requirements on the open market, through either private cutting contracts or purchased wood arrangements. Our remaining wood fiber requirements (19%) are fulfilled through government contracts, principally in Canada. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental, economic or other industry conditions. However, our mills are generally in close proximity to large and diverse supplies of timber and have the ability to procure wood fiber at competitive prices.

In addition to wood fiber, we use significant quantities of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products and energy, as well as competing demand for resin products. Currently, we purchase the majority of our resin from three major suppliers and believe our relationships with those suppliers are good. However, there can be no assurance that pricing or availability of resins will not be impacted based upon competing demand.

While a large portion of our energy requirements are met at our plants through the energy produced from the conversion of wood waste, we also purchase substantial amounts of energy in our operations, primarily electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to mitigate our exposure to energy price changes through the selective use of long-term supply agreements.

Environmental Compliance

Our operations are subject to many environmental laws and regulations governing, among other things, the discharge of pollutants and other emissions on or into land, water and air, the disposal of hazardous substances or other contaminants, the remediation of contamination and the restoration and reforestation of timberlands. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of our operations. In some cases, plant closures can result in more onerous compliance requirements becoming applicable to a facility or a site. Violations of environmental laws and regulations can subject us to additional costs and expenses, including defense costs and expenses and civil and criminal penalties. We cannot assure you that the environmental laws and regulations to which we are subject will not become more stringent, or be more stringently implemented or enforced, in the future.

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

Additional information concerning environmental matters is set forth under item 3, Legal Proceedings, and in Note 19 of the Notes to the consolidated financial statements included in item 8 of this report.

Employees

We employ approximately 4,800 people, about 900 of whom are members of unions, primarily in Canada, Chile and Brazil. We consider our relationship with our employees generally to be good. During 2015, union contracts related to two manufacturing facilities in Canada expired. Subsequent to December 31, 2015, these contracts were renewed. While we do not currently anticipate any work stoppage, there can be no assurance that work stoppages will not occur.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, NE., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330.

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

Segment and Price Trend Data
The following table sets forth, for each of the last three years: (1) our production volumes; (2) the estimated average wholesale price of OSB sold in the United States; and (3) our logs procured by source. In addition, information concerning our: (1) consolidated net sales by business segment; (2) consolidated profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation, amortization and cost of timber harvested; (5) capital expenditures; and (6) geographic segment information is included at Note 25 of the Notes to the consolidated financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.
Product Information Summary
For Years Ended December 31
(Dollar amounts in millions, except per unit)

	2015	2014	2013
PRODUCTION VOLUMES(1)
OSB,3/8” basis, million square feet(2)	4,170	4,294	4,096
South America OSB, thousand cubic meters	458	485	458
Wood-based siding,3/8” basis, million square feet	1,111	1,103	1,011
Engineered I-joists, million lineal feet	77	76	74
Laminated veneer lumber and laminated strand lumber, thousand cubic feet	9,502	9,015	7,783
COMMODITY PRODUCT PRICE TRENDS(3)
OSB, MSF, 7/16” span rating (North Central price)	$208	$218	$315
OSB, MSF, 7/16” span rating (Western Canada price)	$168	$197	$300
OSB, MSF, 7/16” span rating (Southwest price)	$199	$208	$293
% LOGS BY SOURCES(4)
Private cutting contracts	4%	4%	6%
Government contracts	19%	20%	29%
Purchased logs	77%	76%	65%
 _______________

(1)	Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.

(2)	Includes production at both our commodity and specialty mills in North America.

(3)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

(4)	Stated as a percentage of total log volume.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions and commodity pricing have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, the level of unemployment, longer-term interest rates, and mortgage foreclosure rates. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than historical periods and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. Our primary product, OSB, and a significant portion of our raw materials are globally traded commodity products. In addition, our products are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing. We are not able to predict with certainty market conditions and selling prices for our products. In this competitive environment with so many variables which we do not control, we cannot assure you that prices for our products will not decline from current levels. A prolonged and severe weakness in the markets for one or more of our principal products, particularly OSB, could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration. OSB accounted for about 47%, 49% and 59% of our North American sales in 2015, 2014 and 2013 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We currently obtain about 81% of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Adverse weather conditions can have a significant impact on our operating results. Our business is sensitive to national and regional weather conditions and natural disasters. Inclement weather affects both our ability to produce and distribute our products. In past years, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have caused delays and closures of varying lengths at our manufacturing plants located across the country. In addition, severe weather conditions can cause disruptions in deliveries of raw materials from our suppliers. Our customers sell our products in the repair and remodeling and new home construction markets. Construction activity, which drives demand for our products, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Such weather conditions can materially and adversely affect our operating results if they occur with unusual intensity, during abnormal periods, or last longer than usual, especially during peak construction periods.

Our pension and health care costs are subject to numerous factors that could cause these costs to change. We have defined benefit pension plans covering substantially all U.S. and Canadian employees. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous pension plan provisions that are subject to interpretations and factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns; changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also change pension and health care costs. We are subject to market risk on pension plan assets as well as discount rates on long-term obligations. Significant adverse changes in the factors affecting our pension and health care costs could adversely affect our cash flows, financial condition and results of operations.

Our pension plans are currently underfunded, and over time we may be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2015 was $93.4 million. Although we expect to contribute approximately $6.0 million to $8.0 million to our plans in 2016, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

We mostly depend on third parties for transportation services and increases in costs and the availability of transportation could materially and adversely affect our business and operations. Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, an increase in transportation rates or fuel surcharges could materially and adversely affect our sales and profitability.

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

Cyber security risks related to the technology that manages our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to cyber attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.    Properties
Information regarding our principal properties and facilities is set forth in the following tables. Information regarding production capacities is based on normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Market conditions, fluctuations in log supply, environmental restrictions and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.
ORIENTED STRAND BOARD
Oriented Strand Board Panel Plants
10 plants—5,365 million square feet annual capacity,  3/8” basis

Square feet in millions
Carthage, TX	500
Chambord, Quebec, Canada[1]	470
Dawson Creek, BC, Canada	380
Ft. St. John, British Columbia, Canada	820
Hanceville, AL	410
Jasper, TX	475
Maniwaki, Quebec, Canada	650
Roxboro, NC	500
Sagola, MI	410
Thomasville, AL	750
SIDING
Siding and Specialty Plants
7 plants—1,795 million square feet annual capacity,  3/8” basis

Square feet in millions
Newberry, MI	150
Hayward, WI2	475
Tomahawk, WI	230
Two Harbors, MN	190
Roaring River, NC	300
East River, Nova Scotia, Canada	100
Swan Valley, Manitoba, Canada[3]	350
ENGINEERED WOOD PRODUCTS
I-joist Plants4
1 plant—80 million lineal feet annual capacity

Lineal feet in millions
Red Bluff, CA	80

LVL Plants
2 plants—9,400 thousand cubic feet annual capacity

Cubic feet in thousands
Golden, BC, Canada	4,800
Wilmington, NC	4,600
LSL Plant
1 plant—7,000 thousand cubic feet annual capacity

Cubic feet in thousands
Houlton, ME2	7,000
SOUTH AMERICAN OPERATIONS
3 plants—680 million square feet annual capacity.  3/8” basis

Square feet in millions
Panguipulli, Chile	130
Lautaro, Chile	160
Ponta Grossa, Brazil	390

 _______________

[1]	Facility indefinitely curtailed as of December 31, 2015.

[2]	The Hayward, WI siding and Houlton, ME LSL facilities can produce commodity OSB when market conditions warrant.

[3]
In addition to the plants described, our 50/50 joint venture with Resolute Forest Products owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

CANADIAN TIMBERLAND LICENSE AGREEMENTS

Location	Acres
British Columbia	20,700,000
Manitoba	8,900,000
Nova Scotia	600,000
Quebec	7,500,000
Total timberlands under license agreements in Canada	37,700,000
Our Canadian subsidiaries have arrangements with four Canadian provincial governments which give our subsidiary the right to harvest a volume of wood off public land from defined forest areas under supply and forest management agreements, long-term pulpwood agreements, and various other timber licenses. The acreage noted above is the gross amount of the licenses and is not reflective of the amount of timber acreage that we currently manage. We also obtain wood from private parties in certain cases where the provincial governments require us to obtain logs from private parties prior to harvesting from the licenses to meet our raw materials needs.

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

The Holbrook case was dismissed by the District Court on August 29, 2012 and appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals upheld the dismissal on all counts except the express warranty. This case is still proceeding on the express warranty claim. The Ellis case was dismissed in its entirety by the District Court which dismissal was affirmed by the United States Court of Appeals for the Fourth Circuit on November 2, 2012. The Prevett case was voluntarily dismissed by the plaintiffs on May 31, 2012 and replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putative class). The Riley case was voluntarily dismissed by the plaintiffs on December 17, 2013. The Lipov case was voluntarily dismissed by the plaintiffs on November 27, 2013. On August 30, 2013, the District Court in the Hart case decertified the class and granted summary judgment on the claims brought by the individual plaintiff’s dismissing the entire case. The plaintiffs have appealed the dismissal and decertification to the United States Court of Appeals for the Fourth Circuit. Oral argument was held on September 16, 2015. No decision has been rendered. On March 12, 2015, the Court held oral argument on LP’s pending motion for summary judgment, in the Bristol Village case but it has yet to issue its decision.

On October 4, 2013, another lawsuit, Harbison v. Louisiana-Pacific Corporation, Case No. 2:13-CV-00814 (W.D. Pa.) was filed as a putative class action. On February 17, 2014, the U.S. District Court granted, in part, LP’s motion to dismiss and on March 20, 2014, the court granted summary judgment in favor of LP on the breach of express warranty claim. This matter was appealed by the plaintiffs to the United States Court of Appeals for the Third Circuit. The Appeals court affirmed the trial courts opinion on February 18, 2015,

On September 18, 2014, the district court in Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class) granted LP’s motion for summary judgment and denied as moot Plaintiff’s motion for class certification. Plaintiff has moved for reconsideration of the court’s order which was denied. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit. Oral arguments were held October 20, 2015. No decision has been rendered.

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
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2015 High	$17.76	$18.64	$17.54	$18.97
Low	$15.22	$14.88	$13.94	$14.04
2014 High	$18.88	$17.55	$15.45	$17.66
Low	$15.85	$13.73	$12.71	$12.46

As of February 24, 2016, there were approximately 6,881 holders of record of our common stock. No dividends were paid in 2015 or 2014. Our ability to pay dividends in the future is subject to limitations set forth in the agreement governing our bank credit facility and the indenture governing our Senior Notes due in 2020.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of February 24, 2016, no purchases have occurred under this authorization.

PERFORMANCE GRAPH
The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP common stock for the period from December 31, 2010 through December 31, 2015, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
LOUISIANA-PACIFIC CORPORATION	$100	$85	$204	$196	$175	$190
S&P 500 INDEX	$100	$102	$118	$157	$178	$181
PAPER & FOREST PRODUCTS	$100	$100	$100	$100	$100	$100

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2015 (1)	2014	2013	2012	2011
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$1,892.5	$1,934.8	$2,085.2	$1,691.2	$1,328.7
Income (loss) from continuing operations	(86.0)	(73.4)	177.4	29.5	(175.5)
Loss from discontinued operations	(2.1)	(2.0)	(0.3)	(0.7)	(5.6)
Net income (loss)	(88.1)	(75.4)	177.1	28.8	(181.1)
Net income (loss) attributed to Louisiana-Pacific Corporation	(88.1)	(75.4)	177.1	28.8	(181.3)
Income (loss) from continuing operations per share—basic	$(0.60)	$(0.52)	$1.27	$0.22	$(1.32)
Net income (loss) per share—basic	$(0.62)	$(0.53)	$1.27	$0.21	$(1.36)
Income (loss) from continuing operations per share—diluted	$(0.60)	$(0.52)	$1.23	$0.20	$(1.32)
Net income (loss) per share—diluted	$(0.62)	$(0.53)	$1.23	$0.20	$(1.36)
Average shares of common stock outstanding (millions)
Basic	142.4	141.1	139.6	137.1	133.2
Diluted	142.4	141.1	144.3	142.6	133.2
Cash dividends declared per common share	$—	$—	$—	$—	$—
SUMMARY BALANCE SHEET INFORMATION
Total assets	$2,176.3	$2,348.8	$2,487.6	$2,323.7	$2,133.4
Long-term debt, excluding current portion	$751.8	$754.8	$757.0	$775.4	$709.4
Contingency reserves, excluding current portion	$15.5	$12.2	$13.3	$12.8	$17.2
Stockholders’ equity	$1,017.0	$1,115.8	$1,226.3	$1,033.8	$1,000.9
(1) As of December 31, 2015, LP adopted guidance under ASU No 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" which reclassified certain deferred debt costs as a direct deduction from the carrying amount of that debt liability. All prior periods were restated to reflect this adoption.

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
To serve these markets, we operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. OSB is the most significant segment, accounting for 43% of continuing sales in 2015, 44% in 2014 and 51% in 2013.
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
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2015 were about 11% higher than 2014, which were about 9% higher than such housing starts in 2013. We believe that the level of building continues to be impacted by delayed household formations due to the sluggish economy, lack of available labor and a more restrictive mortgage market.

While near-term residential construction is constrained in the U.S., positive long-term fundamentals exist. Increased immigration, the changing age distribution of the population, the high number of adults living with their parents and historically low interest rates are expected to lead to more household formations. The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single and multi-family in the U.S. showing actual and rolling five and ten year averages for housing starts.

According to FEA (Forest Economic Advisors, LLC) for 2015, 58% of the demand for OSB is driven by new home construction, followed by 21% repair and remodeling, 11% industrial and 9% non-residential. Over the next 5 years, FEA projects that home construction will account for 67% of the total demand, followed by 16% repair and remodeling, 9% industrial and 8% non-residential.
Supply of Building Products
OSB is a commodity product, and it is, along with all of our products, subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. According to FEA, total North American OSB annual production capacity is projected to increase by approximately 2.0 billion square feet in the period from 2016 to 2020 while plywood production capacity is projected to decrease by 0.2 billion square feet for the same period. According to FEA, OSB accounted for approximately 66% of North American structural panel production capacity in 2015, with plywood accounting for the remainder.

Putting Demand and Supply Together
As noted above, demand for building products is influenced by the general economy, demographics and need for housing. In the case of OSB, generally, lower demand coupled with higher production capacity will result in lower pricing. The chart below, as calculated by FEA (as of December 2015) including indefinitely curtailed mills, shows the demand capacity ratio (demand divided by supply) for OSB from 2011 through 2015 as well as FEA’s forecast through 2020 based upon estimated future demand and supply.

Product Pricing
Historical prices for our products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. The estimated average North Central wholesale price for OSB (per thousand square feet 7/16” basis) from 2008 through 2015, as published by Random Lengths, an industry publication, is presented below. FEA’s forecast (as of December 2015) for average North Central wholesale pricing for OSB (per thousand square feet 7/16” basis) through 2020 is also shown.
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2015, we excluded from our estimates approximately $2.3 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost-sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2015, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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

The following table presents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Year Ended December 31, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$807.5	$636.4	$286.1	$134.9	$29.0	$(1.4)	$1,892.5
Depreciation and amortization	57.0	19.7	12.6	7.9	1.8	2.9	101.9
Cost of sales and selling and administrative	796.8	523.5	286.8	117.2	30.0	81.2	1,835.5
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	2.1	2.1
Other operating credits and charges, net	—	—	—	—	—	16.3	16.3
Total operating costs	853.8	543.2	299.4	125.1	31.8	102.5	1,955.8
Income (loss) from operations	(46.3)	93.2	(13.3)	9.8	(2.8)	(103.9)	(63.3)
Total non-operating expense	—	—	—	—	—	(32.1)	(32.1)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(46.3)	93.2	(13.3)	9.8	(2.8)	(136.0)	(95.4)
Benefit for income taxes	—	—	—	—	—	(2.7)	(2.7)
Equity in (income) loss of unconsolidated affiliates	—	—	(6.0)	—	—	(0.7)	(6.7)
Income (loss) from continuing operations	$(46.3)	$93.2	$(7.3)	$9.8	$(2.8)	$(132.6)	$(86.0)
Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations
Income (loss) from continuing operations	$(46.3)	$93.2	$(7.3)	$9.8	$(2.8)	$(132.6)	$(86.0)
Benefit for income taxes	—	—	—	—	—	(2.7)	$(2.7)
Interest expense, net of capitalized interest	—	—	—	—	—	31.2	$31.2
Depreciation and amortization	57.0	19.7	12.6	7.9	1.8	2.9	$101.9
EBITDA from continuing operations	10.7	112.9	5.3	17.7	(1.0)	(101.2)	44.4
Stock based compensation expense	1.0	0.8	0.5	—	—	7.0	9.3
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	2.1	2.1
Other operating credits and charges, net	—	—	—	—	—	16.3	16.3
Other operating credit and charges, associated with JVs	—	—	—	—	—	(0.7)	(0.7)
Investment income	—	—	—	—	—	(4.4)	(4.4)
Adjusted EBITDA from continuing operations	$11.7	$113.7	$5.8	$17.7	$(1.0)	$(80.9)	$67.0

Year Ended December 31, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$855.2	$617.3	$281.0	$150.4	$32.8	$(1.9)	$1,934.8
Depreciation and amortization	56.1	17.4	13.7	9.1	1.1	3.3	100.7
Cost of sales and selling and administrative	851.7	520.1	284.7	130.0	35.2	85.6	1,907.3
(Gain) on sales of and impairments of long-lived assets	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	7.5	7.5
Total operating costs	907.8	537.5	298.4	139.1	36.3	93.3	2,012.4
Income (loss) from operations	(52.6)	79.8	(17.4)	11.3	(3.5)	(95.2)	(77.6)
Total non-operating expense	—	—	—	—	—	(27.4)	(27.4)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(52.6)	79.8	(17.4)	11.3	(3.5)	(122.6)	(105.0)
Benefit for income taxes	—	—	—	—	—	(27.2)	(27.2)
Equity in (income) loss of unconsolidated affiliates	—	—	(3.4)	—	—	(1.0)	(4.4)
Income (loss) from continuing operations	$(52.6)	$79.8	$(14.0)	$11.3	$(3.5)	$(94.4)	$(73.4)
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(52.6)	$79.8	$(14.0)	$11.3	$(3.5)	$(94.4)	$(73.4)
Benefit for income taxes	—	—	—	—	—	(27.2)	(27.2)
Interest expense, net of capitalized interest	—	—	—	—	—	29.8	29.8
Depreciation and amortization	56.1	17.4	13.7	9.1	1.1	3.3	100.7
EBITDA from continuing operations	3.5	97.2	(0.3)	20.4	(2.4)	(88.5)	29.9
Stock based compensation expense	0.9	0.7	0.5	—	—	7.3	9.4
(Gain) on sales of and impairments of long-lived assets	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	7.5	7.5
Other operating credit and charges, associated with JVs	—	—	—	—	—	(1.0)	(1.0)
Expenses associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	6.8	6.8
Investment income	—	—	—	—	—	(5.5)	(5.5)
Depreciation included in equity in loss of unconsolidated affiliates	—	—	0.1	—	—	—	0.1
Adjusted EBITDA from continuing operations	$4.4	$97.9	$0.3	$20.4	$(2.4)	$(76.5)	$44.1

Year Ended December 31, 2013 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$1,068.1	$573.8	$250.4	$171.5	$30.6	$(9.2)	$2,085.2
Depreciation and amortization	49.9	16.4	11.4	10.5	1.3	1.8	91.3
Cost of sales and selling and administrative	803.3	471.6	252.6	141.0	32.9	85.7	1,787.1
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	0.2	0.2
Other operating credits and charges, net	—	—	—	—	—	3.8	3.8
Total operating costs	853.2	488.0	264.0	151.5	34.2	91.5	1,882.4
Income (loss) from operations	214.9	85.8	(13.6)	20.0	(3.6)	(100.7)	202.8
Total non-operating expense	—	—	—	—	—	3.8	3.8
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	214.9	85.8	(13.6)	20.0	(3.6)	(96.9)	206.6
Provision for income taxes	—	—	—	—	—	41.1	41.1
Equity in loss of unconsolidated affiliates	(15.4)		1.0		2.5		(11.9)
Income (loss) from continuing operations	$230.3	$85.8	$(14.6)	$20.0	$(6.1)	$(138.0)	$177.4
Reconciliation of income (loss) from continuing operations to adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$230.3	$85.8	$(14.6)	$20.0	$(6.1)	$(138.0)	$177.4
Provision for income taxes	—	—	—	—	—	41.1	41.1
Interest expense, net of capitalized interest	—	—	—	—	—	36.0	36.0
Depreciation and amortization	49.9	16.4	11.4	10.5	1.3	1.8	91.3
EBITDA from continuing operations	$280.2	$102.2	$(3.2)	$30.5	$(4.8)	$(59.1)	$345.8
Stock based compensation expense	1.0	0.6	0.6	—	—	6.6	8.8
Loss on sales of and impairments of long-lived assets	—	—	—	—	—	0.2	0.2
Other operating credits and charges, net	—	—	—	—	—	3.8	3.8
Other operating credit and charges, associated with JVs	—	—	—	—	—	2.7	2.7
Gain on acquisition						(35.9)	(35.9)
Gain on sale of JV						(1.2)	(1.2)
Expense associated with proposed acquisition of Ainsworth Lumber Co. Ltd						7.6	7.6
Investment income	—	—	—	—	—	(10.3)	(10.3)
Early debt extinguishment						2.3	2.3
Depreciation included in equity in loss of unconsolidated affiliates	3.4	—	0.2	—	2.8	—	6.4
Adjusted EBITDA from continuing operations	$284.6	$102.8	$(2.4)	$30.5	$(2.0)	$(83.3)	$330.2

RESULTS OF OPERATIONS
We reported a net loss of $88.1 million ($(0.62) per diluted share) in 2015, which was comprised of a loss from continuing operations of $86.0 million ($(0.60) per diluted share) and a loss from discontinued operations of $2.1 million ($0.02 per diluted share). This compares to a net loss of $75.4 million ($0.53 per diluted share) in 2014, which was comprised of loss from continuing operations of $73.4 million ($0.52 per diluted share) and a loss from discontinued operations of $2.0 million ($0.01 per diluted share). We reported net income of $177.1 million ($1.23 per diluted share) in 2013, which was comprised of income from continuing operations of $177.4 million ($1.23 per diluted share) and a loss from discontinued operations of $0.3 million ($0.00 per diluted share).

Net sales in 2015 were $1.89 billion, a decrease of 2% from 2014 net sales of $1.93 billion. Net sales in 2014 as compared to 2013 were lower by 7%. Sales in 2015 were negatively impacted by decreases in OSB selling prices relative to both 2014 and 2013.
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 25 of the Notes to the consolidated financial statements included in item 8 of this report for further information regarding our segments.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets. OSB is an innovative, affordable and environmentally smart product made from wood strands arranged in layers and bonded with resin.
According to FEA, it is estimated for 2015 that OSB accounted for approximately 64% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2015 housing starts) was 31 billion square feet with the OSB market comprising an estimated 20 billion square feet of this market. Based upon our production in 2015 of 4.2 billion square feet, we estimate that we account for 21% of the North American OSB market and 13% of the overall North American structural panel market.
To enhance our industry leading position in the OSB business, we plan to: (1) leverage our expertise in OSB to capitalize on new opportunities for revenue growth through new product lines; (2) improve net realizations relative to weighted-average OSB regional pricing; (3) reduce costs and improve throughput and recovery by continuing to focus on efficiency, raw materials cost reductions and logistics; and (4) manage our capacity to meet our customers' expected needs for OSB.
OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2015 include wood fiber (32%), resin and wax (20%), labor and burden (16%), utilities (6%) and manufacturing and other (26%).
Segment sales, operating profits (losses) and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015 - 2014	2014 - 2013
Sales	$807.5	$855.2	$1,068.1	(6)%	(20)%
Operating profits (losses)	$(46.3)	$(52.6)	$230.3	(12)%	NM
Adjusted EBITDA from continuing operations	$11.7	$4.4	$284.6	166%	(98)%

Percent changes in average sales prices and unit shipments for the year ended 2015 compared to 2014 and 2014 compared to 2013 were as follows:

	2015 versus 2014		2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(7)%	2%	(26)%	7%

2015 compared to 2014

OSB prices decreased compared to 2014. The decline in OSB prices was likely due to lower housing demand than forecasted and continued supply available in the market. The decrease in selling prices unfavorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $61 million for 2015 as compared to 2014. Offsetting the reduction in sales price was a reduction in raw material costs related to petroleum based raw materials as well as the positive impact of the Canadian currency exchange rate on the costs incurred by our Canadian operations as compared to the prior year. This conversion began in the third quarter of 2015. As of December 31, 2015, one of our OSB mills was indefinitely curtailed.

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
Segment sales, operating profits and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015 - 2014	2014 - 2013
Sales	$636.4	$617.3	$573.8	3%	8%
Operating profits	$93.2	$79.8	$85.8	17%	(7)%
Adjusted EBITDA from continuing operations	$113.7	$97.9	$102.8	16%	(5)%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015 - 2014	2014 - 2013
SmartSide® siding	$572.6	$549.0	$460.0	4%	19%
Commodity OSB	13.5	10.7	52.8	26%	(80)%
CanExel siding and other hardboard related products	39.6	48.5	52.8	(18)%	(8)%
Other	10.7	9.1	8.2	18%	11%
Total	$636.4	$617.3	$573.8
Percent changes in average sales prices and unit shipments for the year ended 2015 compared to 2014 and 2014 compared to 2013 are as follows:

	2015 versus 2014		2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	5%	(2)%	4%	13%
Commodity OSB	(11)%	72%	(26)%	(73)%
CanExel siding	(7)%	(13)%	(3)%	4%
2015 compared to 2014
Sales volumes decreased slightly in our SmartSide siding line due to customers re-balancing their inventories, impacts of weather and labor shortages which slowed housing completions. Sales prices increased in our SmartSide product line due to changes in customers and mix.
Sales volumes for CanExel decreased due to decreased demand in Europe due to the discontinuation of certain pre-finished colored siding products. Sales prices were lower for 2015 compared to 2014 due to the impact of the Canadian dollar weakening as these sales are generally denominated in Canadian dollars. Based upon Canadian dollar selling prices, prices were 13% higher due to a price increase as well as changes in product mix.
During 2015, we completed the conversion of our Swan Valley OSB mill to a Smart Side mill. During the later portion of the year, this mill was not operational. It is estimated that the expenses incurred at the Swan Valley facility during this time related to conversion and market related downtime were approximately $10 million.
Overall, the improvement in our siding segment for 2015 compared to 2014 due to increased sales prices on our SmartSide products and reductions in petroleum-based raw material costs. Offsetting these increases were the expenses associated with the Swan Valley facility conversion and increased sales and marketing costs to support future growth.
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
Engineered Wood Products
Our EWP segment manufactures and distributes LVL/LSL, I-Joists and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products and under a sales and marketing arrangement with Murphy Plywood. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. Also OSB is produced by our LSL facility.
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
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015- 2014	2014 - 2013
Sales	$286.1	$281.0	$250.4	2%	12%
Operating losses	$(7.3)	$(14.0)	$(14.6)	48%	4%
Adjusted EBITDA from continuing operations	$5.8	$0.3	$(2.4)	1,833%	NM
Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015 - 2014	2014 - 2013
LVL / LSL	$152.8	$139.2	$126.2	10%	10%
I-joist	100.8	97.2	89.7	4%	8%
OSB	9.7	6.9	1.2	41%	475%
Related products	22.8	37.7	33.3	(40)%	13%
Total	$286.1	$281.0	$250.4
Percent changes in average sales prices and unit shipments for the year ended 2015 compared to 2014 and 2014 compared to 2013 are as follows:

	2015 versus 2014		2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	4%	9%	2%	9%
I-joist	6%	1%	4%	6%
OSB	55%	(8)%	(100)%	—%
2015 compared to 2014
Sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts. Net average selling prices increased due to changes in product mix and a price increase which was implemented in the later portion of 2014. OSB prices increased due to changes in product mix which resulted in a higher sales realizations. The increase in OSB selling prices favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $3.5 million for 2015 as compared to 2014.
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

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015 – 2014	2014 – 2013
Sales	$134.9	$150.4	$171.5	(10)%	(12)%
Operating profits	$9.8	$11.3	$20.0	(13)%	(44)%
Adjusted EBITDA from continuing operations	$17.7	$20.4	$30.5	(13)%	(33)%
Sales in this segment by sales office location were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015 – 2014	2014 – 2013
Chile	$91.5	$88.6	$111.9	3%	(21)%
Brazil	43.4	61.8	59.6	(30)%	4%
Total	$134.9	$150.4	$171.5
Percent changes in average sales prices and unit shipments for the year ended 2015 compared to 2014 and 2014 compared to 2013 are as follows:

	2015 versus 2014		2014 versus 2013
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	(11)%	17%	(15)%	(7)%
Brazil	(22)%	(8)%	1%	2%
2015 compared to 2014
For our Chilean operations, sales volumes increased due to higher demand due to improved housing activity. Sales volumes in Brazil decreased due to reduced demand associated with an economic recession slightly offset by higher exports.
Sales prices in Chile declined for 2015 as compared to 2014 due to pricing pressure from increased imports and the impact of the fluctuations in the Chilean Peso relative to the U.S. dollar as a majority of these sales are in local markets. Sales prices in Brazil declined for 2015 as compared to 2014 due to the impact of the fluctuations in the Brazilian Real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were 2% higher in 2015 as compared to 2014 and local currency selling prices in Brazil were about 10% higher in 2015 as compared to 2014.
2014 compared to 2013
For our Chilean operations, sales volumes were lower due to issues related to a political transition in Chile which has slowed housing activity. We also saw increased imports. Sales volumes in Brazil were slightly higher in 2014 compared to 2013 due to increased export sales.

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
Sales, operating losses and Adjusted EBITDA from continuing operations for this category were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2015	2014	2013	2015 – 2014	2014 – 2013
Sales	$29.0	$32.8	$30.6	(12)%	7%
Operating losses	$(2.8)	$(3.5)	$(6.1)	20%	43%
Adjusted EBITDA from continuing operations	$(1.0)	$(2.4)	$(2.0)	58%	(20)%
2015 compared to 2014
Operating results in our other products business improved for the year ended 2015 as compared to 2014 due to lower carrying costs on our closed operations.
2014 compared to 2013
Operating results in our other products     businesses were higher due to the elimination of the losses associated with our previous joint venture interest in U.S. Greenfiber.
GENERAL CORPORATE AND OTHER EXPENSE, NET
Net general corporate expense was $84.8 million in 2015 as compared to $89.8 million in 2014 and $96.7 million in 2013. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits for corporate personnel, professional fees, insurance, travel costs, non-product specific marketing and other expenses. The decrease in 2015 as compared to 2014 was primarily due to the elimination of costs associated with the efforts to acquire Ainsworth Lumber Co. Ltd. offset by continued work on corporate initiatives. The decrease in 2014 as compared to 2013 was due to lower management incentive accruals offset by increases in the support and maintenance costs related to our information technology system upgrade, expenses associated with our efforts to acquire Ainsworth Lumber Co. Ltd. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
OTHER OPERATING CREDITS AND CHARGES, NET
For a discussion of other operating credits and charges, net, see Notes 1 and 17 of the Notes to the consolidated financial statements included in item 8 of this report.
GAIN (LOSS) ON SALES OF AND IMPAIRMENTS OF LONG-LIVED ASSETS

For a discussion of gain (loss) on sales of and impairments of long-lived assets, see Notes 1 and 18 of the Notes to the consolidated financial statements included in item 8 of this report.
NON-OPERATING INCOME (EXPENSE)
For a discussion of non-operating income (expense), see Note 12 of the Notes to the consolidated financial statements included in item 8 of this report.

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
In 2003, we and Canfor Corporation, entered into a joint venture to construct and operate an 820 million square foot OSB facility in British Columbia, Canada. Pursuant to the joint venture agreement, each company owned 50% of the venture, with LP being responsible for all North American sales from this facility. The results of this operation are included in our OSB segment. In 2013, we acquired the 50% interest owned by Canfor Corporation and recorded a gain of $35.9 million associated with this acquisition.
In 2002, we entered into a joint venture with Resolute Forest Products to construct and operate an I-joist facility in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. Subsequently, the joint venture constructed and commenced operating a second I-joist facility in Eastern Canada. The results of these operations are included in the EWP segment.
DISCONTINUED OPERATIONS
Included in discontinued operations for 2015, 2014 and 2013 are the carrying costs of mills that have been closed and divested and related warranty costs associated with such facilities. These operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.
2015 compared to 2014
Included in discontinued operations for 2015 is a $2.5 million increase in our warranty reserves associated with discontinued products.
2014 compared to 2013
Included in discontinued operations for 2014 is a $3 million increase in our warranty reserves associated with discontinued products.

INCOME TAXES
We recorded a tax benefit in continuing operations of $2.7 million in 2015 and $27.2 million in 2014 and a tax provision of $41.1 million in 2013. For 2015, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to the effect of foreign tax rates and exchange rates and increases in valuation allowances on certain deferred tax assets for foreign and state net operating loss carryovers.
For 2014, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to state income taxes,  the effect of foreign tax rates and exchange rates and increases in valuation allowances on certain deferred tax assets for foreign and state net operating loss carryovers.

We paid $16.0 million of cash taxes and received $0.1 million in cash tax refunds in 2015 and expect to receive $2 million in tax refunds from prior years in 2016.
DEFINED BENEFIT PENSION PLANS
We maintain several qualified and non-qualified defined benefit pension plans in the U.S. and Canada that cover a substantial portion of our employees. The measurement of liabilities related to these plans is based on management’s interpretation of the applicable plan provisions and assumptions related to future events, including expected return on plan assets and rate of compensation increases. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. The projected payment for each year is discounted using the rates specified by the yield curve. The sum of these discounted payments is the benefit obligation. The discount rate disclosed is the single rate applied to all projected payments that creates an equivalent obligation. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs. See Note 14 of the Notes to the consolidated financial statements included in item 8 of this report for further information on these plans.
The table below quantifies the approximate impact on our plans, as of December 31, 2015, of a one-half percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant:

Dollars in millions
Increase in annual costs for 2016:
Discount rate	$0.3
Expected long-term rate of return	$1.2
Increase in projected benefit obligation:
Discount rate	$18.0
For our U.S. plans, we used a long term rate of return assumption of 5.75% for 2015 and 6.50% to calculate the net periodic pension costs. For our Canadian plans, we used a long-term rate of return assumption of 3.25% to 4.50% in 2015 and 3.75% to 5.25% in 2014 to calculate the net periodic pension costs. For 2015, our net periodic pension cost was $9.2 million and we estimate for 2016 our net periodic pension cost will be $5.8 million. This estimate assumes that we will have no curtailment or settlement expenses in 2016. If a settlement or curtailment does occur in 2016, this estimate may change significantly.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Item 3 in this report as well as Note 19 in the Notes to the consolidated financial statements included in item 8 of this report.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital market transactions.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed at any time or from time to time without prior notice.

Operating Activities
During 2015, we generated $29.2 million of cash from operations as compared to a use of $52.9 million of cash from operations in 2014. This change reflects improved results of operations for 2015. Our trade receivables decreased $13.5 million during 2015. Our trade accounts payable decreased by $7.3 million during 2015 primarily due to the increase in our capital expenditure program and our salary and wages payable increase by $1.9 million due to the timing of payroll disbursements as well as higher management accruals. Our other current liability decreased by $12.4 million due to settlement of previously disclosed U.S. I.R.S. audits. During 2015, we made $0.7 million in contingency payments and $11.7 million in warranty payments.
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
During 2013, we generated $242.5 million of cash from operations as compared to using $111.8 million of cash for operations in 2012. This change reflects improved results of operations for 2013. During 2013, we received tax refunds of $5.9 million (net of payments). Our trade receivables increased about $15 million during 2013. Our trade accounts payable increased by $12.0 million during 2013 primarily due to increases in inventory and our salary and wages payable increasing by $10.4 million due to expected management incentive payouts as well as timing on payroll. During 2013, we made $0.4 million in contingency payments and $12.5 million in warranty payments.
Investing Activities
During 2015, we used $115.9 million in cash from investing activities. Capital expenditures for 2015 were $113.8 million, primarily related to our conversion of our Swan Valley OSB mill to a siding mill, growth and maintenance capital and minor capital related to our announced expansion in South America. We received distributions from our joint ventures of $1.1 million, $0.5 million from the sale of assets and used $3.9 million to collaterize certain long-term obligations. Additionally, included in accounts payable is $20.0 million related to capital expenditures that had not yet been paid as of December 31, 2015.
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
Capital expenditures in 2016 are expected to be approximately $120 million to $135 million related to projects for productivity improvements, maintenance projects and our South America expansion.
Financing Activities
In 2015, net cash used in financing activities was $4.4 million. During 2015, we used $2.3 million to repay outstanding debt and $6.1 million for taxes related to net share settlement of equity awards. Additionally, during

2015, we received a grant from the Investments in Forest Industry Transformation program in Canada for $3.3 million in connection with our conversion of the Swan Valley OSB mill.
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
CREDIT AGREEMENTS
In December 2013, we entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2015, no revolving borrowings had been made under the credit facility.

Certain of our existing and future wholly owned domestic subsidiaries guaranty our obligations under the credit facility. Subject to certain limited exceptions, obligations under the credit facility are secured by a lien on substantially all of our personal property and the personal property of the our subsidiaries that are guarantors under the credit facility.
The credit agreement contains customary covenants applicable to us and certain of our subsidiaries, including restrictions on, among other things, our ability to: incur debt; incur liens; declare or make distributions to our stockholders; make loans and investments; repay debt; enter into mergers, acquisitions and other business combinations; form or acquire subsidiaries; amend or modify our governing documents; enter into hedging arrangements; engage in other businesses other than our business as currently conducted; and enter into transactions with affiliates. The credit agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least $200 million, in each case calculated in the manner specified in the credit agreement. As of December 31, 2015 and 2014, we were in compliance with all financial covenants under the credit agreement. The credit agreement contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.
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
LP Chile is a party to a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi-annual principal payments beginning in June of 2012. The loan bears interest at UF plus 3.9% per annum, and is secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, LP Chile will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. The impact of foreign currency exchange rates in 2015 was $2.1 million which was partially offset by a UF change of $0.5 million. The impact of foreign currency exchange rates in 2014 was $2.1 million which was partially offset by a UF change of $0.8 million.

OTHER LIQUIDITY MATTERS
As of December 31, 2015, we had $5.8 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month.
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
The estimated market value of our ARS holdings at December 31, 2015 was $5.8 million, which reflects a $17.6 million adjustment to the par value of $23.4 million. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.
If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, results of operations and cash flow.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for environmental reserves), totaled $16.8 million at December 31, 2015, of which $1.3 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 19 of the Notes to the consolidated financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2015 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	2016	2017	2018	2019	2020
Long-term debt	$2.1	$6.4	$395.0	$4.3	$350.0
Interest payments on long-term debt[1]	30.1	30	27.5	26.4	13.6
Operating leases	5.0	4.6	3.2	2.1	1.9
Other long-term obligations [2]	4.6	3.7	2.5	1.3	1.3
Total contractual cash obligations [3,4]	$41.8	$44.7	$428.2	$34.1	$366.8
_______________

[1]	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt based upon stated rates in the respective debt instruments.

[2]	Other long term obligations primarily consist of obligations related to information technology infrastructure.

[3]
Uncertain tax positions have been excluded from the above table as it is not reasonably possible to estimate when these may need to be paid. As of December 31, 2015, the amount of uncertain tax positions excluded from the above table is $4.1 million.

[4]	As of December 31, 2015, LP had warranty reserves of $21.0 million. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

Other Financing Arrangements
In connection with the sale of southern timber and timberlands in 2003, we received $26 million in cash and $410 million in notes receivable from the purchasers of such timber and timberlands. In order to borrow funds in a cost-effective manner, LP issued $368.7 million of senior debt in 2003 in a private placement to unrelated third parties. Both the notes receivable and notes payable mature in 2018. The notes payable are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by the notes receivable. In general, the creditors under this arrangement have no recourse to LP’s assets, other than the notes receivable. However, under certain circumstances, LP may be liable for certain liabilities (including liabilities associated with the marketing or remarketing of the notes payable and reimbursement obligations, which are fully cash collateralized under the letter of credit supporting the notes payable) in an amount not to exceed 10% of the aggregate principal amount of the notes receivable. LP’s maximum exposure in this regard was approximately $41 million as of December 31, 2015 and December 31, 2014. The notes receivable are classified as long-term “Notes receivable from asset sales” and the notes payable are classified as long-term debt on the financial statements included in item 8 of this report.
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

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2015, there were no indications of impairment for the asset grouping that included the company's indefinitely curtailed facilities. As of December 31, 2015, the fair values of LP's facilities that have not been indefinitely curtailed were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, or should changes occur related to LP's wood supply for these locations, it is possible that impairment charges will be required. See Note 3 of the Notes to the financial statements included in item 8 of this report for impairment charges recorded in the periods presented.
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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at December 31, 2015, a 100 basis point interest change would impact pre-tax net income and cash flows by $0.4 million annually.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 5.4 billion square feet (3/8” basis) or 4.2 billion square feet (7/16” basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4.2 million.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation
We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Louisiana Pacific Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, as of December 31, 2015, the Company adopted Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which resulted in a change in the presentation of deferred income taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 24, 2016

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$434.7	$532.7
Receivables, net of allowance for doubtful accounts of $1.1 million at December 31, 2015 and 2014	96.4	108.4
Inventories	222.0	229.8
Prepaid expenses and other current assets	7.0	25.0
Deferred income taxes	—	45.1
Assets held for sale	9.0	9.3
Total current assets	769.1	950.3
Timber and timberlands	53.1	67.1
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	137.0	136.1
Buildings	324.6	321.6
Machinery and equipment	1,897.4	1,838.8
Construction in progress	33.5	18.6
	2,392.5	2,315.1
Accumulated depreciation	(1,530.1)	(1,464.4)
Net property, plant and equipment	862.4	850.7
Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Investments in and advances to affiliates	7.7	5.0
Restricted cash	14.3	10.4
Other assets	23.0	22.8
Long-term deferred tax asset	4.8	0.6
Total assets	$2,176.3	$2,348.8

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets (Continued) Dollar amounts in millions, except per share

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2.1	$2.4
Accounts payable and accrued liabilities	139.6	168.3
Current portion of contingency reserves	1.3	2.0
Total current liabilities	143.0	172.7

Long-term debt, excluding current portion	751.8	754.8
Deferred income taxes	99.5	139.5
Contingency reserves, excluding current portion	15.5	12.2
Other long-term liabilities	149.5	153.8
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 152,979,708 and 152,844,802 shares issued	153.0	152.8
Additional paid-in capital	496.5	507.0
Retained earnings	724.2	812.3
Treasury stock, 9,995,456 shares and 10,618,647 shares, at cost	(210.6)	(225.0)
Accumulated comprehensive loss	(146.1)	(131.3)
Total stockholders’ equity	1,017.0	1,115.8
Total liabilities and stockholders’ equity	$2,176.3	$2,348.8

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2015	2014	2013
Net sales	$1,892.5	$1,934.8	$2,085.2
Operating costs and expenses:
Cost of sales	1,682.7	1,757.8	1,636.9
Depreciation and amortization	101.9	100.7	91.3
Selling and administrative	152.8	149.5	150.2
Loss on sale or impairment of long lived assets	2.1	(3.1)	0.2
Other operating credits and charges, net	16.3	7.5	3.8
Total operating costs and expenses	1,955.8	2,012.4	1,882.4
Income (loss) from operations	(63.3)	(77.6)	202.8
Non-operating income (expense):
Interest expense, net of capitalized interest	(31.2)	(29.8)	(36.0)
Investment income	4.4	5.5	10.3
Other non-operating income (expense)	(5.3)	(3.1)	29.5
Total non-operating income (expense)	(32.1)	(27.4)	3.8
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(95.4)	(105.0)	206.6
Provision (benefit) for income taxes	(2.7)	(27.2)	41.1
Equity in (income) loss of unconsolidated affiliates	(6.7)	(4.4)	(11.9)
Income (loss) from continuing operations	(86.0)	(73.4)	177.4
Loss from discontinued operations before tax	(3.2)	(3.0)	(0.4)
Benefit for income taxes	(1.1)	(1.0)	(0.1)
Loss from discontinued operations	(2.1)	(2.0)	(0.3)
Net income (loss)	(88.1)	(75.4)	177.1

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(0.60)	$(0.52)	$1.27
Loss per share from discontinued operations	(0.02)	(0.01)	—
Net income (loss) per share	$(0.62)	$(0.53)	$1.27
Diluted net earnings (loss) per share:
Income (loss) per share from continuing operations	$(0.60)	$(0.52)	$1.23
Loss per share from discontinued operations	(0.02)	(0.01)	—
Net income (loss) per share	$(0.62)	$(0.53)	$1.23
Average shares of common stock used to compute net income (loss) per share:
Basic	142.4	141.1	139.6
Diluted	142.4	141.1	144.3
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(88.1)	$(75.4)	$177.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21.4)	(14.5)	(11.6)
Unrealized gains (losses) on derivative financial instruments	—	—	0.3
Unrealized gains (losses) on securities, net of reversals	0.7	0.6	1.0
Defined benefit pension and post retirement plans:
Amortization of prior service cost	0.3	—	0.2
Prior service cost	—	(6.1)	—
Net gain (loss)	(0.4)	(26.7)	23.0
Amortization of net loss	4.8	3.9	4.7
Exchange gain (loss) on remeasurement	1.2	0.7	1.1
Other comprehensive income (loss), net of tax	(14.8)	(42.1)	18.7
Comprehensive income (loss)	$(102.9)	$(117.5)	$195.8

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(88.1)	$(75.4)	$177.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101.9	100.7	91.3
(Income) loss from unconsolidated affiliates, including dividends	(3.7)	(4.4)	(11.9)
Other operating credits and charges, net	16.3	9.0	3.8
Loss on sale or impairment of long-lived assets	2.1	(3.1)	0.2
Gain from acquisition	—	—	(35.9)
Gain on sale of discontinued operations	—	—	(1.7)
Gain on sale of joint venture	—	—	(1.2)
Loss on early debt extinguishment	—	—	2.3
Payment of long-term deposit	—	—	(17.1)
Stock-based compensation related to stock plans	9.3	9.4	8.8
Exchange loss on remeasurement	2.8	(2.5)	(2.9)
Cash settlements of contingencies	(0.5)	(1.6)	(0.4)
Cash settlements of warranties, net of accruals	(8.5)	(7.9)	(9.6)
Pension (payments) expense, net	6.0	(3.2)	6.3
Non-cash interest expense, net	0.8	1.7	0.8
Other adjustments, net	1.7	0.4	(0.4)
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in receivables	10.6	(34.1)	4.5
(Increase) decrease in inventories	3.5	(9.2)	(17.7)
(Increase) decrease in prepaid expenses	2.2	(0.4)	(1.9)
Increase (decrease) in accounts payable and accrued liabilities	(20.3)	(7.8)	12.4
Increase (decrease) in deferred income taxes	(6.9)	(24.5)	35.7
Net cash provided by (used in) operating activities	29.2	(52.9)	242.5
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(113.8)	(80.1)	(75.6)
Proceeds from asset sales	0.5	13.2	16.7
Acquisitions, net of cash	—	—	(67.4)
Investment in and advances to joint ventures	1.1	2.6	13.9
Proceeds from sale of joint venture	—	—	2.9
Receipt of proceeds from notes receivable	—	—	91.4
Decrease in restricted cash under letters of credit/credit facility	(3.9)	0.8	0.7
Other investing activities, net	0.2	—	—
Net cash provided by (used in) investing activities	(115.9)	(63.5)	(17.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(2.3)	(2.3)	(113.2)
Payment of debt issuance fees	—	—	(1.2)
Taxes paid related to net share settlement of equity awards	(6.1)	(1.5)	(12.1)
Sales of common stock under equity plans	0.7	—	0.1
Other financing activities, net	3.3	(0.1)	—
Net cash provided by (used in) financing activities	(4.4)	(3.9)	(126.4)
Effect of exchange rate on cash and cash equivalents	(6.9)	(3.8)	(2.8)
Net increase (decrease) in cash and cash equivalents	(98.0)	(124.1)	95.9
Cash and cash equivalents at beginning of year	532.7	656.8	560.9
Cash and cash equivalents at end of year	$434.7	$532.7	$656.8
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	150.4	$150.4	11.9	$(252.9)	$533.6	$710.6	$(107.9)	$1,033.8
Net income (loss)						177.1		177.1
Issuance of shares for employee stock plans and stock-based compensation			(1.0)	20.7	(32.7)			(12.0)
Amortization of restricted stock grants					8.4			8.4
Exercise of stock warrants	1.6	1.6			(1.6)			—
Tax benefit of employee stock plan transactions					0.3			0.3
Other comprehensive gain							18.7	18.7
Balance as of December 31, 2013	152.0	152.0	10.9	(232.2)	508.0	887.7	(89.2)	1,226.3
Net income (loss)						(75.4)		(75.4)
Issuance of shares for employee stock plans and stock-based compensation			(0.4)	8.8	(9.5)			(0.7)
Amortization of restricted stock grants					2.1			2.1
Exercise of stock warrants	0.8	0.8			(0.8)			—
Compensation expense associated with stock awards					7.2			7.2
Taxes paid related to net settlements			0.1	(1.6)				(1.6)
Other comprehensive loss							(42.1)	(42.1)
Balance as of December 31, 2014	152.8	152.8	10.6	(225.0)	507.0	812.3	(131.3)	1,115.8
Net income (loss)						(88.1)		(88.1)
Issuance of shares for employee stock plans and stock-based compensation			(1.0)	20.5	(19.6)			0.9
Amortization of restricted stock grants					1.8			1.8
Exercise of stock warrants	0.2	0.2			(0.2)			—
Compensation expense associated with stock awards					7.5			7.5
Taxes paid related to net share settlement of equity awards			0.4	(6.1)	—			(6.1)
Other comprehensive loss							(14.8)	(14.8)
Balance as of December 31, 2015	153.0	$153.0	10.0	$(210.6)	$496.5	$724.2	$(146.1)	$1,017.0
See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Louisiana-Pacific Corporation and its subsidiaries (collectively LP or the Company) are principally engaged in the manufacture of building products. In addition to its U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Brazil through foreign subsidiaries and a joint venture. The principal customers for the Company’s building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America and South America, with limited sales to Asia, Australia and Europe.
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

LP consolidates a variable interest entity (VIE) when it has a controlling financial interest in the VIE and is thus determined to be the VIE's primary beneficiary. LP currently consolidates its interest in LP Pinewood which was established in 2003 in connection with the sale of LP's southern timberlands. LP has notes receivable of $410.0 million (see Note 7) and notes payable of $368.7 million (see Note 13) recorded in the balance sheet related to LP's interest in the VIE. For further information regarding the details of the relationship of the assets and liabilities and the recourse provisions of the consolidated VIE see Note 13.
LP also has a variable interest in its Abitibi-LP equity method investee but is not considered to be the primary beneficiary. See Note 9 for further information on this investment.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand and short term investments of 3 months or less when purchased. These investments are stated at cost, which approximates market value.
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
Assets Held for Sale
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. During 2014, LP sold the assets of one of its non-operating locations for $11.9 million. As of December 31, 2015 and 2014, LP included two OSB mills and various non-operating sites in its held for sale category. See Note 3 for discussion of impairments recorded on these assets to reduce carrying value to estimated sales prices less estimated selling costs. The current book values of assets held for sale by category is as follows:

Dollar amounts in millions	December 31,
	2015	2014
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$1.8	$1.3
Buildings	0.5	0.3
Machinery and equipment	6.7	7.7
Net property, plant and equipment	$9.0	$9.3
LP believes that the net realizable sales value of the aforementioned assets exceeds their carrying values.
Timber and Timberlands
Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for Le Groupe Forex (Forex), Peace Valley OSB and the assets of Evans Forest Products. These licenses have a life of twenty to twenty-five years. These licenses are amortized on a straight-line basis over the life of the facilities. Cost of timber harvested also includes the amortization of the timber licenses. See Note 8 for further discussion.

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

LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Capitalized interest totaled $1.9 million in 2015 and $1.3 million in 2014.
Potential Impairments
Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 3 for impairment charges recorded in the periods presented. See Note 18 for a discussion of charges in 2015, 2014 and 2013 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2015, the fair values of LP's facilities were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, or should changes occur related to LP's wood supply for these locations, it is possible that impairment charges will be required.
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
See Note 11 for further discussion of deferred income taxes.

Stock-Based Compensation
LP recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options, performance shares, restricted stock or restricted stock units and stock settled stock appreciation rights (SSAR), based upon the fair value of those awards at the date of grant over the requisite service period. LP generally uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of the SSAR awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 15. The fair market value of performance share awards are determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of the relevant performance goals.
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
Restricted Cash
LP's restricted cash accounts generally secure outstanding letters of credit.
Revenue Recognition
Revenue is recognized when title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2015, 2014 and 2013, LP's top ten customers accounted for approximately 45%, 41% and 44% of its sales. No customers exceeded 10% of LP's sales in 2015, 2014, or 2013.
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
Asset Retirement Obligations

LP records the fair value of the legal obligations and the conditional obligations to retire and remove long-lived assets in the period which the obligation is incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with LP’s timber licenses in Canada and site restoration costs. When the related liability is initially recorded, LP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, LP recognizes a gain or loss for any difference between the settlement amount and the liability recorded. See Note 16 for further discussion.
Other Operating Credits and Charges, Net
LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, prior year inventory profit adjustments, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 17 for a discussion of specific amounts in 2015, 2014 and 2013.
Retirement Benefits
LP is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Difference between actual and expected results or changes in the values of the obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods. See Note 14 for further information.
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
    In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting periods and it applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. LP early adopted this standard as of June 30, 2015. Prior to ASU 2015-03, deferred debt costs were reported on the balance sheet as assets and amortized as interest expense. The Consolidated Balance Sheet as of December 31, 2014 has been adjusted to apply the change in accounting principle retrospectively. There is no effect on the income statement as a result of the change in accounting principle. Debt issuance costs of $4.7 million previously reported as assets on the Consolidated Balance Sheet as of December 31, 2014 have been reclassified as a direct deduction from the carrying amount of the related debt liability. Debt issuance costs associated with current line of credit remain an asset.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. LP early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of LP's net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The adoption of this guidance had no impact on LP's consolidated results of operations.

2.	INVESTMENTS
Long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2015 and December 31, 2014:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Auction rate securities	$0.4	$5.4	$—	$5.8

Total marketable securities	$0.4	$5.4	$—	$5.8

December 31, 2014
Auction rate securities	$0.3	$4.3	$—	$4.6

Total marketable securities	$0.3	$4.3	$—	$4.6
As of December 31, 2015, LP had $5.8 million ($23.4 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates may be reset through a Dutch auction each month. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages and other securities.
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
The contractual maturities of debt securities classified as available for sale at December 31, 2015 were as follows:

Dollar amounts in millions	2015
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due in more than one year	0.4	5.8
Total marketable securities	$0.4	$5.8
There were no purchases of short-term and long-term investments for the years ended December 31, 2015 and 2014. During 2015 and 2014, LP did not own any short-term investments.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 is summarized in the following tables.

Dollar amounts in millions	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$5.8	$—	$—	$5.8
Trading securities	2.3	2.3	—	—

Dollar amounts in millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.6	$—	$—	$4.6
Trading securities	2.3	2.3	—	—
Contingent consideration	0.2	—	—	0.2
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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2015 and 2014.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2013	$3.7	$3.8
Sale of ARS	—	—
Adjustment to contingent consideration fair value	—	(3.2)
Foreign exchange rate changes		(0.4)
Total realized/unrealized gains (losses)
Included in other comprehensive income	0.9	—
Balance at December 31, 2014	$4.6	$0.2
Sale of ARS	—	—
Contingent consideration pursuant to business combination	$—	$—
Adjustment to contingent consideration fair value	—	(0.2)
Total realized/unrealized gains (losses)
Included in other comprehensive income	1.2	—
Balance at December 31, 2015	$5.8	$—
LP estimated the Senior Notes maturing in 2020 to have a fair value of $366.2 million at December 31, 2015 and $371.0 million at December 31, 2014 based upon market quotations.
Carrying amounts reported on the balance sheet for cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
LP reviews the carrying values of long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable (given assumptions on housing starts and growth rates) and exceeds estimated fair value.
During 2015, LP recognized a gain of $0.2 million as a fair value adjustment to the contingent consideration payable in connection with a business combination (see Note 24 for further discussion). The fair value of the contingent consideration was reduced during the year due to the decline in projected OSB prices as compared to the initial fair value which was established at the date of the acquisition. This reduction resulted in lowering the estimated payment obligation. The fair value adjustment is recorded in Other Operating Credits and Charges, Net (see Note 17 for further discussion). This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration volatility of such projections.
During 2014, LP recognized a gain of $3.2 million as a fair value adjustment to the contingent consideration payable in connection with a business combination (see Note 24 for further discussion). The fair value of the contingent consideration was reduced during the year due to the decline in projected OSB prices as compared to the initial fair value which was established at the date of the acquisition. This reduction resulted in lowering the estimated payment obligation. The fair value adjustment is recorded in Other Operating Credits and Charges, Net (see Note 17 for further discussion). This fair value was determined based upon the income approach using significant non-observable inputs such as projected OSB pricing taking into consideration volatility of such projections.

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

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2015	2014	2013
Numerator:
Net income (loss):
Income (loss) from continuing operations	$(86.0)	$(73.4)	$177.4
Loss from discontinued operations	(2.1)	(2.0)	(0.3)
Net income (loss)	$(88.1)	$(75.4)	$177.1
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	142.4	141.1	139.6
Effect of dilutive securities:
Dilutive effect of employee stock plans	—	—	2.5
Dilutive effect of stock warrants	—	—	2.2
Dilutive potential common shares	—	—	4.7
Denominator for diluted earnings per share:
Adjusted weighted average shares	142.4	141.1	144.3
Basic earnings per share:
Income (loss) from continuing operations	$(0.60)	$(0.52)	$1.27
Loss from discontinued operations	(0.02)	(0.01)	—
Net income (loss) per share	$(0.62)	$(0.53)	$1.27
Diluted earnings per share:
Income (loss) from continuing operations	$(0.60)	$(0.52)	$1.23
Loss from discontinued operations	(0.02)	(0.01)	—
Net income (loss) per share	$(0.62)	$(0.53)	$1.23
Stock options, warrants, SSARs and performance shares related to approximately 4.9 million and 5.8 million common shares for the years ended December 31, 2015 and December 31, 2014 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations. Stock options, warrants and SSARs related to approximately 2.5 million common shares were considered not in-the-money for purposes of LP's earnings per share calculation for the year ended December 31, 2013.
At December 31, 2015, outstanding warrants were exercisable to purchase approximately 411,579 shares.

5.	RECEIVABLES
Receivables consist of the following:

	December 31,
Dollar amounts in millions	2015	2014
Trade receivables	$82.6	$96.1
Interest receivables	0.2	0.2
Income tax receivable	2.0	1.4
Other receivables	12.6	11.7
Allowance for doubtful accounts	(1.0)	(1.0)
	$96.4	$108.4

Other receivables at December 31, 2015 and 2014 primarily consist of non-income tax receivables, vendor rebates and other miscellaneous receivables.

6.	INVENTORIES
Inventories consist of the following:

	December 31,
Dollar amounts in millions	2015	2014
Logs	$58.6	$39.6
Other raw materials	21.6	21.3
Semi finished inventory	18.5	19.3
Finished products	123.3	149.6
Total	$222.0	$229.8

7.	NOTES RECEIVABLE FROM ASSET SALES
Notes receivable from asset sales are related to transactions that occurred during 1997, 1998 and 2003. The 1997 and 1998 notes receivable provide collateral for LP’s limited recourse notes payable and the 2003 notes receivable provide collateral for LP’s non-recourse notes payable (see Note 13). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2015	December 31,
		2015	2014
Notes receivable (secured), maturing 2018, interest rates fixed	7.3%	$22.2	$22.2
Notes receivable (secured), maturing 2018, interest rate variable		410.0	410.0
Total		432.2	432.2
Current portion		—	—
Long-term portion		$432.2	$432.2
The weighted average interest rate for all notes receivable from asset sales at December 31, 2015 and 2014 was approximately 1.1% and 0.8%. LP estimates that the fair value of these notes at December 31, 2015 and 2014 was approximately $437 million and $438 million.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill and other intangible assets for the year ended December 31, 2015 and 2014 are provided in the following table:

Dollar amounts in millions	2015			2014
	Timber and timberlands	Goodwill	Total	Timber and timberlands	Goodwill	Total
Beginning balance December 31,	$64.9	$9.7	$74.6	$68.1	$9.7	$77.8
Amortization	(2.9)	—	$(2.9)	(3.2)	—	$(3.2)
Impairments	(11.6)	—	(11.6)	—	—	—
Total goodwill and other intangibles	$50.4	$9.7	$60.1	$64.9	$9.7	$74.6

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for Forex, Peace Valley OSB and the assets of Evans Forest Products. The initial value of these licenses was $91.3 million and are amortized over the estimated useful life of twenty to twenty-five years. See note 17 for discussion of the write-off of one of the Quebec timber licenses in 2015.

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
Year ended December 31,
2016	$3.2
2017	3.2
2018	3.2
2019	3.2
2020	3.2

9.	INVESTMENTS IN AND ADVANCES TO AFFILIATES
At December 31, 2015, LP has an investment in a joint venture with Resolute Forest Products to operate jointly owned I-Joist facilities in Quebec (Abitibi-LP). Each partner owns 50% of the venture. In 2013, LP acquired full ownership of the Peace Valley OSB joint venture (formerly referred to as Canfor-LP) in which LP previously maintained a 50% interest (see Note 24 for further information). Additionally, during 2013, LP sold its equity investment in U.S. GreenFiber, which resulted in a gain of $1.2 million.

LP sells products and raw materials and purchases products for resale from Abitibi-LP and previously purchased OSB from Canfor-LP prior to the acquisition on May 31, 2013. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interests. For the years ended December 31, 2015, 2014 and 2013, LP sold $9.3 million, $9.8 million and $13.7 million of products to Abitibi-LP and purchased $54.1 million, $55.4 million and $52.0 million of I-joists from Abitibi-LP. LP purchased $98.2 million from Canfor-LP during the year ended December 31, 2013.

Included in LP’s Consolidated Balance Sheets at December 31, 2015 and 2014 are $0.4 million and $0.7 million in accounts receivable and $0.1 million and $0.4 million in accounts payable associated with Abitibi-LP. For the year ended December 31, 2015, LP received $3.0 million in dividends from Abitibi-LP. LP classified the receipt of these cash dividends as cash flows from operations. LP's cumulative equity in earnings from Abitibi-LP exceeds the cumulative distributions received; therefore, the dividends were deemed to be a return on LP's investment and not a return of LP's investment.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2015	2014
Accounts payable	$73.0	$80.3
Salaries and wages payable	34.3	32.4
Taxes other than income taxes	4.5	3.3
Current portion of warranty reserves	6.0	12.0
Accrued interest	2.5	6.4
Accrued rebates	13.7	15.9
Other accrued liabilities	5.6	18.0
Total Accounts payable and accrued liabilities	$139.6	$168.3
Other accrued liabilities at December 31, 2015 and 2014 primarily consist of uncertain tax positions, accrued rent, current portion of worker compensation liabilities and other items. Additionally, included in accounts payable is $20.0 million and $5.2 million related to capital expenditures that had not yet been paid as of December 31, 2015 and as of December 31, 2014.

11.	INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
Domestic	$(8.7)	$(66.4)	$134.0
Foreign	(80.0)	(34.2)	84.5
Total	$(88.7)	$(100.6)	$218.5

The following presents the components of LP’s income tax provision (benefit) from continuing operations.

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
Current tax provision (benefit):
U.S. federal	$(2.4)	$(5.0)	$1.3
State and local	(0.5)	0.3	1.2
Foreign	2.6	1.6	3.3
Net current tax provision (benefit)	(0.3)	(3.1)	5.8
Deferred tax provision (benefit):
U.S. federal	(1.1)	(19.5)	44.6
State and local	(1.8)	(1.2)	2.5
Foreign	(26.6)	(13.3)	13.4
Net valuation allowance increase (decrease)	27.1	9.9	(25.2)
Net deferred tax benefit	(2.4)	(24.1)	35.3
Total income tax provision (benefit)	$(2.7)	$(27.2)	$41.1
LP received income tax refunds during 2015, 2014 and 2013 of $0.1 million, $1.6 million and $0.9 million and paid cash taxes of $16.0 million, $3.7 million and $6.8 million. Included in the Consolidated Balance Sheet at December 31, 2015 and 2014 are income tax receivables of $2.0 million and $1.4 million.
The income tax effects of LP’s share of the income or loss of U.S. GreenFiber and LP OSB Limited Partnership in 2013 is recorded in “Provision (benefit) for income taxes” on the Consolidated Statements of Income, while LP’s share of such pre-tax income is recorded in “Equity in (income) loss of unconsolidated affiliates”.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. LP early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of LP's net current deferred tax asset to the net non-current deferred tax asset in LP's Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2015	2014
Property, plant and equipment	$165.2	$172.1
Timber and timberlands	12.0	17.8
Inventories	(7.7)	(8.1)
Accrued liabilities	(79.7)	(84.9)
Benefit of capital loss and NOL carryovers	(137.3)	(134.0)
Benefit of tax credit carryovers	(21.0)	(17.8)
Installment sale gain deferral	128.5	129.2
Market value write down of ARS	(8.8)	(8.9)
Other	(12.6)	(3.9)
Valuation allowance	56.1	32.3
Net deferred tax liabilities	$94.7	$93.8
Balance sheet classification
Current deferred tax asset	$—	$(45.1)
Long-term deferred tax asset	(4.8)	(0.6)
Long-term deferred tax liability	99.5	139.5
	$94.7	$93.8
The benefit relating to capital loss, net operating loss (NOL) and credit carryovers included in the above table at December 31, 2015 consists of:

Dollar amounts in millions	Expiration Beginning in	Benefit Amount	Valuation Allowance
Federal NOL carryovers	2031	$32.8	$—
State NOL carryovers	2016	32.2	(13.1)
State capital loss carryover	2016	0.6	(0.6)
Federal credit carryovers	2027	18.1	—
State credit carryovers	2016	0.8	(0.6)
Canadian NOL carryovers	2029	63.8	(24.6)
Canadian capital loss carryovers	Indefinitely	6.9	(6.9)
Canadian credit carryovers	2017	2.1	(2.1)
Brazilian NOL carryovers	Indefinitely	1.0	(0.7)
		$158.3	$(48.6)
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that their realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carry forwards. LP believes that the valuation allowances provided are appropriate. If future years’ earnings differ from the estimates used to establish these valuation allowances or other objective positive or negative evidence arises, LP may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
As a result of certain realization requirements of ASC 718 Compensation -- Stock Compensation, the table of deferred tax assets and liabilities shown above does not include $16.9 million and $13.9 million of deferred tax assets as of December 31, 2015 and December 31, 2014 that arose directly from tax deductions related to amounts of equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased if and when such deferred tax assets are ultimately realized. LP uses the "with and without" method for determining when excess tax benefits have been realized.
U.S. taxes have not been provided on approximately $49.3 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Determination of the amount of any unrecognized income tax liability on this temporary difference is not practical because of the complexities of the hypothetical calculation. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates on continuing operations:

	Year ended December 31,
	2015	2014	2013
U.S. federal tax rate	(35)%	(35)%	35%
State and local income taxes	(2)	(2)	2
Uncertain tax positions	(4)	1	—
Effect of foreign tax rates	13	5	(3)
Effect of foreign exchange on functional currencies	(8)	(6)	(3)
Valuation allowance	31	10	(12)
Other, net	2	—	—
Effective tax rate (%)	(3)%	(27)%	19%
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
LP remains subject to U.S. federal examinations of tax years 2012 through 2014 as well as state and local tax examination for the tax years 2007-2014. Canadian federal income tax years are closed through 2010 and audits of 2012 and 2013 are currently in progress. Quebec provincial audits have been effectively settled through 2012. Chilean returns for the 2010 - 2012 tax years are under review by the Chilean Tax Office. Brazilian returns for years 2009 - 2014 are subject to audit but no examinations are currently in progress.

In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31,
Dollar amounts in millions	2015	2014	2013
Beginning balance	$42.2	$48.9	$49.9
Increases:
Tax positions taken in current year	—	0.1	—
Tax positions taken in prior years	0.9	1.3	0.4
Decreases:
Tax positions taken in current year	—	—	—
Tax positions taken in prior years	(0.5)	(8.1)	—
Settlements during the year	(34.7)	—	—
Lapse of statute in current year	(3.8)	—	(1.4)
Ending balance	$4.1	$42.2	$48.9
Included in the above balances at December 31, 2015 and 2014 is $3.7 million and $14.6 million of tax benefits that, if recognized, would affect LP’s effective tax rate. LP accrued interest of $0.2 million and paid interest of $4.8 million during 2015 and accrued interest of $1.0 million during 2014. In total LP has recognized a liability of $0.1 million and $4.7 million for accrued interest related to its uncertain tax positions as of December 31, 2015 and 2014. The $34.7 million settlement amount in the above table is the result of LP's 2015 agreement with the Internal Revenue Service regarding their examination of tax years 2007-2009.
While outcomes and timing cannot be predicted, it is possible that unrecognized tax benefits of up to $1.7 million could change as a result of the lapse of statutes of limitation during the next twelve months.

12.	NON-OPERATING INCOME (EXPENSE)
Included in LP’s Consolidated Statements of Income is non-operating expense of $32.1 million, $27.4 million and income of $3.8 million for the years ended December 31, 2015, 2014 and 2013. This income (expense) is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
Interest expense	$(32.0)	$(29.9)	$(36.2)
Amortization of debt charges	(1.1)	(1.2)	(1.4)
Capitalized interest	1.9	1.3	1.6
Interest expense, net of capitalized interest	(31.2)	(29.8)	(36.0)
Investment income	4.9	5.5	9.4
SERP market adjustments	(0.5)	—	0.9
Investment income	4.4	5.5	10.3
Foreign currency losses	(5.3)	(3.1)	(5.3)
Gain on acquisition	—	—	35.9
Gain on the sale of joint venture	—	—	1.2
Early debt extinguishment	—	—	(2.3)
Other non-operating income (expense)	(5.3)	(3.1)	29.5
Total non-operating income (expense)	$(32.1)	$(27.4)	$3.8

For the year ended December 31, 2013, LP recognized a gain of $35.9 million from the acquisition of the remaining 50% ownership of the Peace Valley OSB joint venture and a gain of $1.2 million from the sale of the U.S. GreenFiber joint venture.

13.	LONG-TERM DEBT

		December 31,
Dollar amounts in millions	Interest Rate 2015	2015			2014
		Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Debentures:
Senior unsecured notes, maturing 2020, interest rates fixed	7.5%	$350.0	$(3.7)	$346.3	$350.0	$(4.4)	$345.6
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	12.8		12.8	14.4		14.4
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	4.0		4.0	6.0		6.0
Limited recourse notes payable:
Senior notes, payable 2018, interest rates fixed	7.3%	22.0		22.0	22.0		22.0
Other financing:
Non-recourse notes payable 2018, interest rates variable	0.2%	368.7	(0.2)	368.5	368.7	(0.3)	368.4
Other		0.3		0.3	0.8		0.8
Total		757.8	(3.9)	753.9	761.9	(4.7)	757.2
Less: current portion		(2.1)		(2.1)	(2.4)		(2.4)
Net long-term portion		$755.7	$(3.9)	$751.8	$759.5	$(4.7)	$754.8

Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. These costs are a direct deduction from the carrying amount related to the debt liability. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). During 2013, $1.4 million of deferred debt costs were written off in association with the early debt extinguishment. LP amortized deferred debt costs of $1.1 million, $1.2 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013. Included in these amortized amounts are deferred debt costs associated with our current line of credit, which is recorded as an "Other Asset" LP's Consolidated Balance Sheet.

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $23.1 million and $23.2 million at December 31, 2015 and 2014. LP estimated the senior unsecured notes maturing in 2020 to have a fair value of $366.2 million at December 31, 2015 and $371.0 million at December 31, 2014 based upon market quotations. LP believes the carrying amounts of the Chilean term credit facility as well as the Brazil export facility approximates fair market value based upon current interest rates with similar remaining maturities.
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

In December 2013, LP entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2015 and 2014, no revolving borrowings had been made or were outstanding under the credit facility.

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

The credit agreement contains various restrictive covenants and customary events of default. The credit agreement also contains financial covenants that require the Company and its consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least $200 million thereafter, in each case calculated in the manner specified in the credit agreement. As of December 31, 2015, we were in compliance with all financial covenants under the credit agreement.
In December 2009, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan will be repaid in 16 semi-annual principal payments that began in June 2012 and end in December 2019. The loan bears interest at UF plus 3.90% per annum, and is partially secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of LP’s obligations to repay the indebtedness outstanding. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates, the UF or principal payments. LP made no principal payments during 2015. The impact of foreign currency exchange rates in 2015 was $2.1 million which was offset by a UF change of $0.5 million.
In August 2011, LP entered into an export financing loan agreement with a Brazilian bank. This loan is to be repaid in 10 equal semi-annual payments that began in January 2013 and end in July 2017. During 2015, LP made principal payments of $2.0 million.

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

The weighted average interest rate for all long-term debt at December 31, 2015 and 2014 was approximately 4.0 percent for both periods. Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Year ended December 31,
2016	$2.1
2017	6.4
2018	395.0
2019	4.3
2020	350.0
2021 and after	—
Total	$757.8
Cash paid during 2015, 2014 and 2013 for interest (net of capitalized interest) was $36.9 million, $30.8 million and $35.0 million.

14.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
LP sponsors various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of its employees. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in LP’s plans. LP contributes to a multiemployer plan for certain employees covered by collective bargaining agreements. LP also provides other post-retirement benefits consisting primarily of healthcare benefits to certain retirees who meet age and service requirements.
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
Benefit accruals under our most significant plans, which account for approximately 80% of the assets and 85% of the benefit obligations in the tables below, had been credited at the rate of 4% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010 to these plans. The remaining defined benefit pension plans (primarily in Canada) use a variety of benefit formulas.
LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to key executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. During the year ended December 31, 2015, LP recorded a plan settlement charge of $0.8 million associated with the retirement of two of LP's executives during 2015.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
Service cost	$3.8	$3.5	$3.4
Interest cost	13.1	14.1	12.7
Expected return on plan assets	(15.0)	(16.9)	(16.5)
Amortization of prior service cost and net transition asset	0.5	—	0.3
Amortization of net actuarial loss	6.8	5.5	7.3
Net periodic pension cost	$9.2	$6.2	$7.2
Loss (gain) due to settlement	$0.8	$—	$—

Discount rate	3.8%	4.6%	3.8%
Weighted rate of compensation increase	0.7%	0.8%	0.7%
Weighted expected return on plan assets	6.0%	6.7%	6.6%
Other changes in plan assets and benefit obligations recognized in other comprehensive income (OCI):

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
Net actuarial (gain) loss	$0.8	$44.2	$(35.9)
Amortization of net actuarial loss	(7.6)	(5.5)	(7.3)
Amortization of prior service cost	(0.5)	9.4	(0.3)
Foreign exchange rate changes	(0.1)	—	0.2
Total recognized in OCI	$(7.4)	$48.1	$(43.3)

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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2015	2014
Change in benefit obligation:
Beginning of year balance	$364.1	$322.1
Service cost	3.8	3.5
Interest cost	13.1	14.1
Actuarial (gain)/loss	(19.4)	37.4
Plan amendments	—	9.4
Foreign exchange rate changes	(9.7)	(5.3)
Benefits paid	(21.1)	(17.1)
End of year balance	$330.8	$364.1
Change in assets (fair value):
Beginning of year balance	$268.0	$270.3
Actual return on plan assets	(5.2)	10.2
Employer contribution	4.9	9.6
Foreign exchange rate changes	(9.2)	(5.0)
Benefits paid	(21.1)	(17.1)
End of year balance	$237.4	$268.0
Funded status	$(93.4)	$(96.1)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	3.8%	3.8%
Rate of compensation increase	0.6%	0.6%
The amounts recognized in LP’s Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2015	2014
Noncurrent pension assets, included in “Other assets”	$0.5	$0.6
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(3.7)	(2.7)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(90.2)	(93.8)
Total	$(93.4)	$(95.9)
Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$140.8	$149.6
Prior service cost	9.0	9.5
Total	$149.8	$159.1
The total accumulated benefit obligation for all pension plans as of December 31, 2015 and 2014 was $328.2 million and $361.5 million.
The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $316.6 million and $194.6 million at December 31, 2015 and $348.0 million and $217.9 million at December 31, 2014. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $319.6 million and $194.6 million at December 31, 2015 and $350.7 million and $217.9 million at December 31, 2014.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2016 is:

Dollar amounts in millions
Net actuarial loss	$5.3
Prior service cost	0.5
Total	$5.8
The benefits expected to be paid from the benefit plans, which reflect expected future service, are as follows:

Dollar amounts in millions
Year
2016	22.6
2017	27.6
2018	19.1
2019	19.6
2020	20.3
2021– 2025	105.4
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
Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2015	Actual Allocation
		2015	2014
Asset category
US Plans
Equity securities	38.0%	37.7%	50.4%
Debt securities	17.0%	17.0%	36.3%
Multi-Strategy Funds	45.0%	44.6%	12.4%
Other, including cash and cash equivalents	—%	0.7%	0.9%
Total Allocation for US Plans	100.0%	100.0%	100.0%

Non-US Plans
Equity securities	27.0%	27.9%	28.0%
Debt securities	71.0%	71.2%	71.7%
Other, including cash and cash equivalents	2.0%	0.9%	0.3%
Total Allocation for Non-US Plans	100.0%	100.0%	100.0%
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

The fair value of LP’s pension plan assets at December 31, 2015 and December 31, 2014, fair value asset categories and the level of inputs as defined in Note 3 are as follows:

Dollar amounts in millions Asset Category	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$50.7	$39.0	$11.7	$—
International stock funds	34.0	11.7	22.3	—
Fixed income investment funds:(b)
Domestic bond funds	32.1	32.1	—	—
International bond funds	34.5	—	34.5	—
Multi-strategy funds(c)	84.2	70.9	—	13.3
Cash & cash equivalents	1.9	—	1.9	—
Total	$237.4	$153.7	$70.4	$13.3
  _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.

Dollar amounts in millions Asset Category	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$84.5	$71.4	$13.1	$—
International stock funds	37.9	12.8	25.1	—
Fixed income investment funds:(b)
Domestic bond funds	62.5	62.5	—	—
International bond funds	40.9	—	40.9	—
Diversified real asset funds	13.9	13.9	—	—
Multi-strategy funds(c)	26.1	—	—	26.1
Cash & cash equivalents	2.2	—	2.2	—
Total	$268.0	$160.6	$81.3	$26.1
 _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.
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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds	Real Estate	Total
Balance at January 1, 2014	$25.2	$16.5	$41.7
Total unrealized gains (losses)	0.8	—	0.8
Net income	—	—	—
Contribution (redemption)	—	(16.5)	(16.5)
Management fees	0.1	—	0.1
Balance at December 31, 2014	$26.1	$—	$26.1

Contribution (redemption)	$(13.0)	$—	$(13.0)
Management fees	0.2	—	0.2
Balance at December 31, 2015	$13.3	$—	$13.3
Defined Contribution Plans
LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 5.0% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 2.2 million shares of LP common stock that represented approximately 11.7% of the total market value of plan assets at December 31, 2015.
In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).
Expenses related to defined contribution plans and the multiemployer plan in 2015, 2014 and 2013 were $8.0 million, $5.6 million and $8.3 million.
Other Benefit Plans
LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2015 and 2014 was $7.5 million and $8.0 million. Net expense related to these plans was not significant in 2015 or 2014.
Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90%

of their regular salary and annual cash incentives that exceed the limitation as set forth by the I.R.S. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $2.0 million and $2.1 million at December 31, 2015 and December 31, 2014 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

15.    STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2015, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.
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
Warrants
During 2009, LP issued warrants to purchase 18,395,963 shares of LP common stock at an exercise price of $1.39 per share subject to mandatory cashless exercise provisions. During the years ended December 31, 2015 and December 31, 2014, warrant exercises resulted in the issuances of 134,906 and 799,488 shares. At December 31, 2015, the remaining outstanding warrants were exercisable to purchase approximately 411,579 shares. The warrants (at date of grant) were valued based upon Black-Scholes option pricing model using expected stock price volatility of 53%; no expected dividends; risk-free interest rate of 2.6%; and an expected life of 8 years, which resulted in a fair value per share of $0.72.
Common Stock Plan
LP has a stock-based compensation plan under which stock option, SSARs, incentive shares, restricted stock and performance shares awards are granted. At December 31, 2015, 4.2 million shares were available under the current plan for these awards. In 2015, 2014 and 2013, LP recognized compensation expense related to these awards of $9.3 million, $9.4 million and $8.8 million. LP received cash from stock option exercises of $0.7 million for the year ended December 31, 2015. LP paid $6.1 million, $1.5 million and $12.1 million associated with taxes related to the net share settlement of equity awards for the years ended December 31, 2015, 2014 and 2013.
LP recognizes these compensation costs, net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2015, 2014 and 2013 based on its historical experience during the preceding three years.
Stock Settled Stock Appreciation Rights
LP grants SSARs to key employees. On exercise, LP generally issues these shares from treasury. The SSARs are granted at market price at the date of grant. SSARs become exercisable over three years and expire ten years after the date of grant. Prior to 2013, LP granted stock options to its Board of Directors. These options vested over a three year period. As of December 31, 2015, there were 0.2 million options outstanding. The following table sets out the weighted average assumptions used to estimate the fair value of the SSARs granted using the Black-Scholes option-pricing model:

	2015	2014	2013
Expected stock price volatility	54%	57%	69%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.5%	1.5%	0.9%
Expected life of options (in years)	6.0 years	5.0 years	5.0 years
Weighted average fair value of options and SSARs granted	$8.80	$9.03	$11.68
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
Expected Life of SSARS: Expected life represents the period that LP’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Estimated Pre-vesting Forfeitures: When estimating forfeitures, LP considers voluntary termination behavior as well as workforce reduction programs.

The following table summarizes stock options and SSARs outstanding as of December 31, 2015 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options / SSARS outstanding at January 1, 2013	8,475	$12.88
Options granted	343	$20.49
Options / SSARS exercised	(1,861)	$9.06
Options / SSARS canceled	(20)	$22.23
Options / SSARS outstanding at December 31, 2013	6,937	$14.26
Options granted	494	$18.09
Options / SSARS exercised	(43)	$9.92
Options / SSARS canceled	(384)	$21.14
Options / SSARS outstanding at December 31, 2014	7,004	$14.19
Options granted	378	$17.04
Options / SSARS exercised	(1,334)	$10.76
Options / SSARS canceled	(309)	$25.83
Options / SSARS outstanding at December 31, 2015	5,739	$14.54	4.2	$29.8
Vested and expected to vest at December 31, 2015(1)	5,714	$14.54	4.2	$29.8
Options / SSARS exercisable at December 31, 2015	4,987	$14.04	3.6	$29.5
 _______________

(1)	Options or SSARS expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2015. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.
As of December 31, 2015, there was $3.7 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.27 years. LP recognized $3.6 million, $3.8 million and 3.4 million in compensation expense associated with these awards for the years ended December 31, 2015, 2014 and 2013.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan vest three years from the date of grant. The market value of these grants approximates the fair value. LP recorded compensation expense related to these awards in 2015, 2014 and 2013 of $3.5 million, $3.0 million and $2.7 million. As of December 31, 2015, there was $4.2 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.2 years.

The following table summarizes incentive share awards outstanding as of December 31, 2015 as well as activity during the three-year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Incentive share awards outstanding at January 1, 2013	960,388
Incentive shares awards granted	166,474
Incentive share awards vested	(350,107)
Incentive share awards canceled	(24,160)
Incentive share awards outstanding at December 31, 2013	752,595
Incentive shares awards granted	123,982
Incentive share awards vested	(253,834)
Incentive share awards canceled	(29,130)
Incentive share awards outstanding at December 31, 2014	593,613
Incentive shares awards granted	252,629
Incentive share awards vested	(285,495)
Incentive share awards canceled	(24,765)
Incentive share awards outstanding at December 31, 2015	535,982	1.3	$9.7
Vested and expected to vest at December 31, 2015(1)	503,552	1.3	$9.1
Incentive share awards exercisable at December 31, 2015	—	—	—
 _______________

(1)	Incentive shares expected to vest based upon historical forfeitures rate
Restricted Stock
LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period which is generally three years. As of December 31, 2015, there was $1.7 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.2 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2015 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2013	625,049	$8.46
Restricted stock awards granted	108,174	20.49
Restrictions lapsing	(221,138)	7.37
Restricted stock awards canceled	—	—
Restricted stock awards at December 31, 2013	512,085	11.48
Restricted stock awards granted	122,649	17.93
Restrictions lapsing	(170,567)	9.54
Restricted stock awards canceled	(11,021)	12.35
Restricted stock awards at December 31, 2014	453,146	13.93
Restricted stock awards granted	69,744	17.04
Restrictions lapsing	(225,645)	8.71
Restricted stock awards canceled	(14,544)	19.29
Restricted stock awards at December 31, 2015	282,701	$18.59
LP recorded compensation expense related to these awards in 2015, 2014 and 2013 of $1.7 million, $2.1 million, and $2.1 million.
Performance Share Awards
In connection with Mr. Stevens' appointment to Chief Executive Officer on May 4, 2012, he was awarded 300,000 performance shares. This award was granted pursuant to the terms of LP's 1997 Incentive Stock Award Plan. If pre-determined market-based performance goals are met, shares of LP's stock will be issued to Mr. Stevens based upon a pre-determined vesting schedule based upon the required service periods. The fair market value of this award was determined based on the fair value as of the date of grant times the number of shares adjusted for the weighted probability of the attainment of certain performance goals. LP recorded compensation expense related to these awards of $0.4 million in 2015. As of December 31, 2015, the performance target for 200,000 performance shares was met. As of December 31, 2015, there was $0.1 million of total unrecognized compensation expense related to this award. This expense will be recognized over the next 0.4 years.

In 2015, LP awarded performance shares to certain senior key employees. These performance shares are earned based upon LP attaining specified revenue growth rates associated with its SmartSide products as compared to the prior year and LP's overall revenue growth as compared to a predetermined peer group, in each case for 2015. The performance period is measured over 2015 with a subsequent two year vesting period. The Company issued 78,182 restricted stock units during 2015 with an aggregate value of $1.7 million. As of December 31, 2015, the Company deemed it improbable that the specified performance metrics would be achieved sufficient to earn any portion of the performance-based restricted stock units. As a result, $0.5 million of previously recorded stock-based compensation expense related to these performance-based restricted stock units was reversed.
Phantom Stock
During 2011 and 2012, LP made annual grants of phantom stock units to its directors. Subsequent to the approval of the 2013 Omnibus Plan in May 2013, phantom stock units are no longer granted to directors. The awards are considered liability awards. The director does not receive rights of a shareholder, nor is any stock transferred. The units will be paid in cash at the end of the five-year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of December 31, 2015, phantom stock units covering 66,339 shares were outstanding under this program. Based upon the closing stock price at December 31, 2015, these shares equate to a cash payment of $1.2 million.

16.    ASSET RETIREMENT OBLIGATIONS
The activity in LP’s asset retirement obligation liability for 2015 and 2014 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets. LP's asset retirement obligation reflects the estimated present value of its obligations for capping, closure and post closure costs with respect to landfills we own or operate and other on-going environmental monitoring costs.

Dollar amounts in millions	Year ended December 31,
	2015	2014
Beginning balance	$8.6	$8.3
Accretion expense	0.7	0.6
Adjusted to expense during the year	—	0.3
Adjusted to expense through other operating credits and charges, net	1.4	—
Payments made	(0.3)	(0.5)
Translation	(0.4)	(0.1)
Ending balance	$10.0	$8.6

During 2015, LP increased its asset retirement obligations by $1.4 million associated with a site that LP previously operated a vinyl siding operation based upon a revised estimate of the required future monitoring costs.

17.    OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2015	2014	2013
Adjustment related to a change in inventory convention for spare parts	$—	$—	$(4.8)
Adjustment related to prior year inventory	—	—	(1.6)
Adjustment related to prior year depreciation	—	—	(1.6)
Refundable value added tax receivable	—	—	1.4
Insurance recovery	—	0.5	1.9
Contingent consideration fair value adjustment	0.2	3.2	20.5
Addition to workers' compensation reserves	—	(0.4)	(1.0)
Adjustments to retirement accounts	(0.8)	—	—
Gain due to forfeiture of deposit	—	1.0	—
Loss related to intangible forest license	(11.6)	—	—
Loss due to marketing settlement	(1.0)	—	—
Adjustment to product related warranty reserves	1.4	(11.3)	(17.7)
Additions to environmental related contingency reserves and asset retirement obligations	(4.6)	(0.5)	(1.0)
Other	0.1	—	0.1
	$(16.3)	$(7.5)	$(3.8)
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	0.7	1.0	(1.8)
Addition to contingency reserves	—	—	(0.9)
	$0.7	$1.0	$(2.7)
2015
During 2015, LP recorded a $16.3 million loss in "Other operating credits and charges, net". The components of the net charges include:

•
a gain of $0.2 million related to fair market value adjustment to the contingent consideration payable in connection with a business combination (see Note 3 and Note 24 for additional discussions on fair value measurements and the acquisition of Peace Valley OSB);

•	a loss of $0.8 million related to a pension settlement (see Note 14 for additional discussion);

•	a write-off of $11.6 million related to the cancellation of an intangible forest license by the Ministry of Forestry in Quebec associated with an indefinitely curtailed OSB mill;

•	a loss of $1.0 million due to a marketing settlement with a customer;

•	a gain of $1.4 million related to a decrease in product related warranty reserves associated with SmartSide siding products due to reduced claims activity; and

•
a loss of $4.6 million related to an increase in environmental contingency reserves and related asset retirement obligations associated with a site where LP previously operated a vinyl siding manufacturing facility.

Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a gain of $0.7 million associated with the reduction of a valuation allowance on the joint venture's books associated with deferred tax assets

2014
During 2014, LP recorded a $7.5 million loss in "Other operating credits and charges, net". The components of the net charges include:

•	a gain of $0.5 million related to proceeds received from an insurance claim;

•
a gain of $3.2 million related to fair market value adjustment to the contingent consideration payable in connection with a business combination (see Note 3 and Note 24 for additional discussions on fair value measurements and the acquisition of Peace Valley OSB);

•	a loss of $0.4 million associated with a workers' compensation reserve adjustment at an siding mill;

•	a gain of $1.0 million due to the forfeiture of a deposit posted with LP in relation to assets held for sale;

•	a loss of $11.3 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period; and

•	a loss of $0.5 million related to an increase in environmental reserves associated with a previously owned plywood mill.

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

•	a loss of $1.0 million associated with a workers' compensation reserve adjustment at an OSB mill; and

•	a loss of $1.0 million related to an increase in environmental reserves associated with a previously owned plywood mill.

Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a charge of $1.8 million associated with a valuation allowance on the joint venture's books associated with deferred tax assets as well as a loss of $0.9 million associated with the recording of a contingent liability from past years.

18.    LOSS ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS
The major components of “Loss on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2015	2014	2013
Impairment charges on long-lived assets	$(1.5)	$—	$(0.1)
Gain (loss) on sale of other long-lived assets	(0.6)	3.1	(0.1)
	$(2.1)	$3.1	$(0.2)
2015
During 2015, LP recorded a net loss on sale of long-lived assets of $2.1 million. This net loss includes the following items:

•	a loss of $1.2 million related to the impairment on certain manufacturing assets associated with various OSB mills;

•	a loss of $0.3 million related to the write-off of certain logging roads associated to the Chambord timber license (see Note 17 for further discussion); and

•	a loss of $0.6 million related to the disposal of various assets no longer used.

2014
During 2014, LP recorded a net gain on sale of long-lived assets of $3.1 million. This net gain includes the following items:

•	a gain of $3.7 million related to the sale of the Athens Georgia facility; and

•	a loss of $0.6 million associated with the retirement of environmental equipment.

2013
During 2013, LP recorded a loss on sale of and impairment of long-lived assets of $0.2 million. This net loss includes the following items:

•	a loss of $0.1 million related to the impairment of an asset associated with a siding facility in Roaring River, NC; and

•	a loss of $0.1 million associated with the sales of various assets.

19.    CONTINGENCIES
LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2015	2014
Environmental reserves	$16.6	$13.6
Other reserves	0.2	0.6
Total contingencies	16.8	14.2
Current portion	(1.3)	(2.0)
Long-term portion	$15.5	$12.2
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

•
Approximately $2.8 million of costs, related to two transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

•	Approximately $0.3 million of costs, related to one site undergoing cleanup pursuant to federal or state environmental laws, where multiple parties are involved.
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

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
Beginning balance	$13.6	$14.9	$14.1
Adjusted to expense (income) during the year	0.5	1.3	1.3
Adjusted to expense (income) through other operating credits and charges, net	3.2	0.5	—
Payments made	(0.7)	(3.1)	(0.5)
Ending balance	$16.6	$13.6	$14.9
During 2015, 2014 and 2013, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs and environmental settlements. During 2015, $3.2 million was adjusted through other operating credits and charges related to an increase in environmental reserves for a site that LP previously operated a vinyl siding operation based upon a revised estimate of the environmental remediation required.
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
At December 31, 2015, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2016	$2.4
2017	2.6
2018	2.6
2019	2.0
2020	1.9
2021 and thereafter	2.9
Total	$14.4
Rental expense for operating leases amounted to $10.5 million, $9.1 million and $9.2 million in 2015, 2014 and 2013.

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

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
Beginning balance	$31.4	$29.3	$21.4
Accrued to expense during the year	0.7	0.6	0.7
Accrued/ (credited) to other operating credits and charges	(1.4)	11.3	17.7
Accrued to discontinued operations	2.5	3.0	2.0
Foreign currency translation	(0.5)	(1.2)	—
Payments made	(11.7)	(11.6)	(12.5)
Total warranty reserves	21.0	31.4	29.3
Current portion of warranty reserves	(6.0)	(12.0)	(12.0)
Long term portion of warranty reserves	$15.0	$19.4	$17.3

The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.
During 2015, LP decreased the warranty reserve associated with SmartSide products by $1.4 million based upon reduced claims activity.
During 2014 and 2013, LP increased the warranty reserve associated with CanExel products sold in certain geographic areas by $11.3 million and $17.7 million. The changes to the reserve reflected revised estimates of future claims.
LP increased the warranty reserves related to discontinued composite decking products by $2.5 million, $3.0 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period.
LP believes that the warranty reserve balances at December 31, 2015 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.

22.    DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Dollar amounts in millions	2015	2014	2013
Sales	$—	$—	$16.0
Operating profit	(3.2)	(3.0)	(0.4)

Cash provided by (used in) operations from discontinued operations	(4.3)	(4.2)	(3.8)
Cash provided by (used in) investing activities from discontinued operations	—	—	14.1
Included in the operating losses of discontinued operations for the year ended December 31, 2015 is an increase in warranty reserves of $2.5 million associated with discontinued composite decking products. Included in cash provided by (used in) operating activities on LP's Consolidated Statements of Cash Flows for the year ended December 31, 2015 is $3.6 million is cash settlements of warranty obligations associated with discontinued operations.
Included in the operating losses of discontinued operations for the year ended December 31, 2014 is an increase in warranty reserves of $3.0 million associated with discontinued composite decking products. Included in cash provided by (used in) operating activities on LP's Consolidated Statements of Cash Flows for the year ended December 31, 2014 is $4.2 million is cash settlements of warranty obligations associated with discontinued operations.
During 2013, LP sold its moulding operations and recognized a gain of $1.7 million on the sale. Included in the operating losses of discontinued operations for the year ended December 31, 2013 is an increase in warranty reserve of $2.0 million associated with discontinued composite decking products. Included in cash provided by (used in) operating activities on LP's Consolidated Statements of Cash Flows for the year ended December 31, 2013 is $5.4 million is cash settlements of warranty obligations associated with discontinued operations.

23.    ACCUMULATED COMPREHENSIVE INCOME (LOSS)
Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension and post retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table for the years ended December 31, 2015, 2014 and 2013.

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on investments	Other	Total
Balance at January 1, 2013	$(7.6)	$(99.0)	$(0.3)	$1.0	$(2.0)	$(107.9)
Other comprehensive income before reclassifications	(11.6)	33.3	0.3	1.0	0.3	23.3
Amounts reclassified from accumulated comprehensive income	—	(4.6)	—	—	—	(4.6)
Net current-period other comprehensive income	(11.6)	28.7	0.3	1.0	0.3	18.7
Balance at December 31, 2013	(19.2)	(70.3)	—	2.0	(1.7)	(89.2)
Other comprehensive income before reclassifications	(14.5)	(25.5)	—	0.6	0.5	(38.9)
Amounts reclassified from accumulated comprehensive income	—	(3.2)	—	—	—	(3.2)
Net current-period other comprehensive income	(14.5)	(28.7)	—	0.6	0.5	(42.1)
Balance at December 31, 2014	(33.7)	(99.0)	—	2.6	(1.2)	(131.3)
Other comprehensive income before reclassifications	(21.4)	10.2	—	0.7	0.2	(10.3)
Amounts reclassified from accumulated comprehensive income	—	(4.5)	—	—	—	(4.5)
Net current-period other comprehensive income	(21.4)	5.7	—	0.7	0.2	(14.8)
Balance at December 31, 2015	$(55.1)	$(93.3)	$—	$3.3	$(1.0)	$(146.1)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive income
Components of Other Comprehensive Income	2015	2014	2013	Affected line item in the income statement
Amortization of defined benefit pension plans
Prior service cost	$0.5	$—	$0.3	(a)
Actuarial loss	6.8	5.5	7.3	(a)
Transition obligation	—	—	(0.4)	(a)
	7.3	5.5	7.2	Total before tax
	(2.8)	(2.3)	(2.6)	Tax provision
Total reclassifications for the years ended December 31, 2015, 2014 and 2013	$4.5	$3.2	$4.6	Net of tax
____________
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 14 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included income tax benefits of $3.9 million, $17.7 million and $15.5 million in 2015, 2014 and 2013. The unrealized gain (loss) on investments included tax provisions of $0.7 million, $0.3 million and $0.6 million in 2015, 2014 and 2013.
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

Due to LP's pre-existing 50% ownership interest in Peace Valley OSB, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (ASC 805). Accordingly, LP recognized a gain of $35.9 million in connection with this transaction to remeasure its 50% ownership interest in Peace Valley at fair value on the acquisition date. The gain is reflected in Other operating credits and charges, net on the Consolidated Statement of Income. The fair value of LP's existing 50% interest ($95.9 million) was determined using a combination of the income and market approach. In completing this valuation, management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses. This gain is included in "Non-operating income (expense)."

The purchase price of the 50% acquired interest was $74.6 million (including working capital) paid in cash. Additionally, as part of the purchase consideration, LP agreed to pay contingent consideration equal to a pre-defined percentage of the operation's earnings before interest, taxes, depreciation and amortization (EBITDA) over a pre-defined threshold for each of the next three years. As of May 31, 2013, the fair value of the contingent consideration payable was valued at $24.3 million and was recorded in “accounts payable and accrued liabilities” and “other long term liabilities”. The fair value of the contingent consideration payable will be remeasured at the end of each reporting period. The fair value of the contingent consideration payable was remeasured and reduced by $20.5 million, $3.2 million, and $0.2 million during 2013, 2014, and 2015. This reduction was due to the decline in projected OSB prices in the near term as compared to the date of acquisition. This reduction in OSB pricing reduces the estimated EBITDA of the operation.

Including the 50% interest previously owned by LP, LP acquired net assets of $194.8 million, consisting of $22.7 million in current assets, $146.4 million in fixed assets, $43.8 million of intangible assets (comprised of $34.1 million of timber licenses and $9.7 million of goodwill) and $8.7 million in current liabilities and $9.4 million in long-term liabilities. Additional financial information about Peace Valley OSB (e.g., pro forma financial information and allocation of purchase price) is not presented because such information is not material to LP's results of operations and financial position.

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
The OSB segment includes OSB products produced in North America. The siding segment includes Smart Side® siding products; CanExel siding products; and other related products. The engineered wood products segment includes laminated veneer lumber and laminated strand lumber; I-joists; plywood; and other related products. The South America segment includes products produced and or sold (generally OSB and Siding) in South America.

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
SALES BY BUSINESS SEGMENT
OSB	$807.5	$855.2	$1,068.1
Siding	636.4	617.3	573.8
Engineered Wood Products	286.1	281.0	250.4
South America	134.9	150.4	171.5
Other products	29.0	32.8	30.6
Intersegment Sales	(1.4)	(1.9)	(9.2)
Total sales	$1,892.5	1,934.8	$2,085.2
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(46.3)	$(52.6)	$230.3
Siding	93.2	79.8	85.8
Engineered Wood Products	(7.3)	(14.0)	(14.6)
South America	9.8	11.3	20.0
Other products	(2.8)	(3.5)	(6.1)
Other operating credits and charges, net	(16.3)	(7.5)	(3.8)
Gain (loss) on sales of and impairments of long-lived assets	(2.1)	3.1	(0.2)
General corporate and other expense, net	(84.8)	(89.8)	(96.7)
Investment income	4.4	5.5	10.3
Interest expense, net of capitalized interest	(31.2)	(29.8)	(36.0)
Other non-operating income (expense)	(5.3)	(3.1)	29.5
Income (loss) from continuing operations before taxes	(88.7)	(100.6)	218.5
Provision (benefit) for income taxes	(2.7)	(27.2)	41.1
Income (loss) from continuing operations	$(86.0)	$(73.4)	$177.4

	Year ended December 31,
	2015	2014	2013
DEPRECIATION AND AMORTIZATION
OSB	$57.0	$56.1	$49.9
Siding	19.7	17.4	16.4
Engineered Wood Products	12.6	13.7	11.4
South America	7.9	9.1	10.5
Other products	1.8	1.1	1.3
Non-segment related	2.9	3.3	1.8
Total depreciation and amortization	$101.9	$100.7	$91.3

CAPITAL EXPENDITURES
OSB	$26.5	$26.3	$36.5
Siding	75.7	33.0	22.8
Engineered Wood Products	4.1	5.3	2.2
South America	6.0	7.4	3.9
Other products	1.1	—	—
Non-segment related	0.4	8.1	10.2
Total capital expenditures	$113.8	$80.1	$75.6

Information concerning identifiable assets by segment is as follows:

Dollar amounts in millions	December 31,
	2015	2014 (a)
IDENTIFIABLE ASSETS
OSB	$596.9	$675.8
Siding	316.3	205.5
Engineered Wood Products	119.6	130.5
South America	92.7	126.8
Other products	40.4	41.2
Non-segment related	1,010.4	1,169.0
Total assets	$2,176.3	$2,348.8
(a) In accordance with footnote 1 - Present and Prospective Accounting Pronouncements, LP has restated the identifiable assets by segment for 2014 to be consistent with the 2015 presentation. Specifically, LP has reclassified certain deferred debt costs to long-term debt and therefore reduced identifiable assets as follows: $0.2 million - South America; $0.3 million - Other products and $4.2 million - Non-segment related.
Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.

Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2015	2014	2013
GEOGRAPHIC SEGMENTS
Total Sales—Point of origin
U.S.	$1,511	$1,465	$1,611
Canada	248	322	303
South America	135	150	172
Intersegment sales	(1)	(2)	(1)
Total Sales	$1,893	$1,935	$2,085
Operating profit (loss)
U.S.	$84	$27	$247
Canada	(47)	(17)	48
South America	10	11	20
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(18)	(4)	(4)
General corporate expense, other-than-temporary investment impairment, loss on early debt extinguishment, realized gain on long term investments, translation gains (losses) and interest, net	(118)	(118)	(93)
	(89)	(101)	219
Provision (benefit) for income taxes	(3)	(27)	41
Income (loss) from continuing operations	$(86)	$(73)	$177

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$506	$523	$544
Canada	360	329	313
South America	50	66	83
Total assets	$916	$918	$940

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2015	2014	2015	2014	2015	2014	2015	2014
QUARTERLY DATA
Net sales	$471.7	$444.7	$493.0	$518.5	$464.9	$518.1	$462.9	$453.5
Income (loss) from continuing operations before taxes, equity in (income) loss of unconsolidated affiliates	(41.5)	(20.4)	(19.9)	(5.8)	(29.0)	(23.3)	(5.0)	(55.5)
Income (loss) from continuing operations	(34.5)	(14.2)	(19.5)	2.1	(24.6)	(18.3)	(7.4)	(43.0)
Net income (loss)	$(34.5)	$(14.2)	$(19.5)	$2.1	$(26.5)	$(20.4)	$(7.6)	$(42.9)
Income (loss) from continuing operations per share—basic	$(0.24)	$(0.10)	$(0.14)	$0.01	$(0.17)	$(0.13)	$(0.05)	$(0.30)
Income (loss) from continuing operations per share—diluted	$(0.24)	$(0.10)	$(0.14)	$0.01	$(0.17)	$(0.13)	$(0.05)	$(0.30)
Net income (loss) per share—basic	$(0.24)	$(0.10)	$(0.14)	$0.01	$(0.19)	$(0.14)	$(0.05)	$(0.30)
Net income (loss) per share—diluted	$(0.24)	$(0.10)	$(0.14)	$0.01	$(0.19)	$(0.14)	$(0.05)	$(0.30)
SALES BY SEGMENT:
OSB	$190.2	$194.9	$211.0	$223.7	$200.0	$233.4	$206.3	$203.2
Siding	173.5	143.5	163.9	169.7	157.8	163.2	141.2	140.9
Engineered wood products	64.8	62.2	72.0	75.9	74.4	77.3	74.9	65.6
South America	35.9	36.6	38.7	41.9	26.8	36.0	33.5	35.9
Other	7.3	7.9	7.4	8.7	6.8	8.3	7.5	7.9
Intersegment sales	—	(0.4)	—	(1.4)	(0.9)	(0.1)	(0.5)	—
Total net sales	$471.7	$444.7	$493.0	$518.5	$464.9	$518.1	$462.9	$453.5
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$(28.4)	$(1.9)	$(18.1)	$(5.5)	$(11.1)	$(16.4)	$11.3	$(28.8)
Siding	32.9	19.2	29.2	25.9	17.2	20.8	13.9	13.9
Engineered wood products	(4.1)	(3.1)	(2.3)	(5.3)	(0.9)	(0.1)	—	(5.5)
South America	2.4	4.2	2.0	4.0	2.4	0.3	3.0	2.8
Other	(0.9)	(0.7)	(1.0)	(1.0)	(0.5)	(2.4)	(0.4)	0.8
Other operating credits and charges, net	(11.6)	—	—	(0.6)	(1.0)	(0.5)	(3.0)	(6.4)
Loss on sale of and impairment of long-lived assets	(0.1)	—	(0.5)	0.5	(0.9)	3.6	(0.6)	(1.0)
General corporate and other expenses, net	(22.7)	(27.3)	(22.0)	(20.7)	(20.6)	(18.5)	(20.2)	(23.5)
Non-operating income (expense)	(2.2)	(4.3)	0.4	3.8	(3.7)	(1.3)	0.2	(1.3)
Investment income	1.4	1.8	1.0	1.7	0.5	0.9	1.5	1.1
Interest expense, net of capitalized interest	(7.5)	(7.7)	(7.2)	(7.4)	(8.4)	(8.3)	(8.1)	(6.4)
Income (loss) from operations before taxes	(40.8)	(19.8)	(18.5)	(4.6)	(27.0)	(21.9)	(2.4)	(54.3)
Provision (benefit) for income taxes	(6.3)	(5.6)	1.0	(6.7)	(2.4)	(3.6)	5.0	(11.3)
Income (loss) from continuing operations	$(34.5)	$(14.2)	$(19.5)	$2.1	$(24.6)	$(18.3)	$(7.4)	$(43.0)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2015	2014	2015	2014	2015	2014	2015	2014
ADJUSTED EBITDA FROM CONTINUING OPERATIONS
OSB	$(13.4)	$11.9	$(3.7)	$8.3	$3.9	$(0.8)	$24.9	$(15.0)
Siding	38.1	23.6	34.6	30.3	22.3	25.5	18.7	18.5
Engineered wood products	(0.4)	1.3	0.6	(1.3)	2.5	4.0	3.1	(3.6)
South America	4.5	6.5	4.1	6.6	4.4	2.3	4.7	5.0
Other	(0.5)	(0.4)	(0.5)	(0.8)	(0.2)	(2.2)	0.1	1.2
Corporate	(22.2)	(20.0)	(18.9)	(16.8)	(21.9)	(17.2)	(18.4)	(22.9)
Total Adjusted EBITDA from continuing operations	$6.1	$22.9	$16.2	$26.3	$11.0	$11.6	$33.1	$(16.8)

Included in “Other operating credits and charges, net” and “(Gain) loss on sale or impairment of long-lived assets” for continuing operations are the following:
In the first quarter 2015, LP was notified by the Ministry of Forestry in Quebec that LP’s forest license associated with an indefinitely curtailed OSB mill in Quebec has been terminated. Based upon this notification, LP was required to write off the remaining unamortized value associated with this intangible forest license of $11.6 million
In the third quarter 2015, LP recorded a loss of $1.0 million associated with a marketing settlement with an customer.
In the fourth quarter 2015, LP recorded a gain of $1.4 million related to a decrease in product related warranty reserves associated with SmartSide siding products due to reduced claims activity; a loss of $4.6 million related to an increase in environmental contingency reserves and related asset retirement obligations associated with a site where LP previously operated a vinyl siding manufacturing facility and a gain of $0.2 million related to fair market value adjustment to the contingent consideration payable in connection with a business combination.
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
See Notes 17 and 18 for further discussion on the other operating charges and credits, net and the gains and losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls are designed to provide reasonable assurance of achieving their objectives and that procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act. The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements and has issued an attestation report the Company’s internal control over financial reporting, as stated in their report included herein.
The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which resulted in a change in the presentation of deferred income taxes.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 24, 2016

PART III

ITEM 10.    Directors and Executive Officers of the Registrant
Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement to be filed by LP for its 2016 annual meeting of stockholders (the “2016 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2016 Proxy Statement.
Information regarding each of LP’s executive officers as of February 24, 2016, including employment history for the past five years, is set forth below:

Name	Age	Title
Curtis M. Stevens	63	Chief Executive Officer
Sallie B. Bailey	56	Executive Vice President, CFO
W. Bradley Southern	56	Executive Vice President, OSB
Brian E. Luoma	53	Executive Vice President, Siding
Neil Sherman	53	Senior Vice President, EWP
Michael Sims	58	Senior Vice President, Sales and Marketing
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
W. Bradley Southern has been Executive Vice President, OSB since March 2015 and previously was Senior Vice President of Siding since May 2012 and Vice President of Specialty Operations since 2004.
Brian E. Luoma has been Executive Vice President, Siding since March 2015 and previously was Senior Vice President of EWP since May 2012 and Vice President of EWP since 2006.
Neil Sherman has been Senior Vice President, EWP since March 2015 and previously was Vice President of Supply Management since 2006.
Michael Sims has been has been Senior Vice President, Sales and Marketing since April 2015 and previously was Vice President of OSB sales since January 2014 and Vice President of Specialty Sales since 2004.
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

ITEM 11.    Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2016 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.
Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “ Principles of Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2016 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in the 2016 Proxy Statement. The charter for the Audit Committee is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this report:
Consolidated Balance Sheets—December 31, 2015, and 2014.
Consolidated Statements of Income—years ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Comprehensive Income—years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows—years ended December 31, 2015, 2014, 2013.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2015, 2014 and 2013.
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

Date:	February 24, 2016	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ SAILLIE B BAILEY
Sallie B. Bailey Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 24, 2016	/s/ CURTIS M. STEVENS
Curtis M. Stevens Chief Executive Officer, Director (Principal Executive Officer)

February 24, 2016	/s/ SALLIE B. BAILEY
Sallie B Bailey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 24, 2016	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

February 24, 2016	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 24, 2016	/s/ COLIN D.WATSON
Colin D.Watson Director

February 24, 2016	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 24, 2016	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 24, 2016	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

February 24, 2016	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

February 24, 2016	/s/ JOHN W. WEAVER
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

3.2	Bylaws of LP, as amended and restated effective July 31, 2015. Incorporated herein by reference to Exhibit 3.1 to LP’s Current Report on Form 8-K dated August 4, 2015.

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

10.16	2011 Non-Employee Director Phantom Share Plan effective May 15, 2011. Incorporated herein by reference to Exhibit 10.15 to LP's Quarterly Report on Form 10-Q dated July 29, 2011. *

10.17	2013 Omnibus Stock Plan effective May 3, 2013. Incorporated herein by reference to Annex A to LP’s Proxy Statement dated March 20, 2013. *

10.19	Form of Award Agreement under the 2013 Omnibus Stock Plan for Stock Settled Stock Appreciation Rights.*

10.20	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Awards.*

10.21	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Unit Awards.*

10.22	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Unit Awards with certain retirement provisions.*

10.23
Form of Award Agreement under the 2013 Omnibus Stock Plan for Performance Awards. Incorporated by reference to Exhibit 10.23 of LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.24	Form of Award Agreement under the 2013 Omnibus Stock Plan for Performance Awards with certain retirement provisions. *

10.25	Form of Award Agreement under the 2013 Omnibus Stock Plan for Stock Settled Stock Appreciation Rights with certain retirement provisions. *

10.26	Separation agreement with Mr. Jeffrey Wagner. Incorporated by reference to Exhibit 10.1 of LP's Quarterly Report on Form 10-Q dated August 4, 2015.*

10.27	Form of Award of Change in Control. Incorporated herein by reference to Exhibit 10 to LP’s Current Report on Form 8-K dated March 4, 2015.

21	List of LP’s subsidiaries. Incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementary to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.