Form 10-Q
period 2016-03-31
LOUISIANA-PACIFIC CORP
filed 2016-05-09
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 143,748,332 shares of Common Stock, $1 par value, outstanding as of May 9, 2016.
Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This report contains, and other reports and documents filed by us with the Securities and Exchange Commission (SEC) may contain, forward-looking statements. These statements are or will be based upon the beliefs and assumptions of, and on information available to, our management.
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
In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by us with the SEC that warn of risks or uncertainties associated with future results, events or circumstances identify important factors that could cause actual results, events and circumstances to differ materially from those reflected in the forward-looking statements.
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
CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended March 31,
	2016	2015
Net sales	$504.6	$471.7
Operating costs and expenses:
Cost of sales	415.5	427.8
Depreciation and amortization	27.9	26.7
Selling and administrative	42.3	38.7
(Gain) loss on sale or impairment of long-lived assets, net	—	0.1
Other operating charges and credits, net	—	11.6
Total operating costs and expenses	485.7	504.9
Income (loss) from operations	18.9	(33.2)

Non-operating income (expense):
Interest expense, net of capitalized interest	(8.0)	(7.5)
Interest income	1.8	1.4
Other non-operating items	0.5	(2.2)
Total non-operating income (expense)	(5.7)	(8.3)

Income (loss) from operations before taxes and equity in income of unconsolidated affiliates	13.2	(41.5)
Provision (benefit) for income taxes	4.4	(6.3)
Equity in income of unconsolidated affiliates	(1.5)	(0.7)
Net income (loss)	$10.3	$(34.5)

Income (loss) per share of common stock:
Net income (loss) per share - basic	$0.07	$(0.24)
Net income (loss) per share - diluted	$0.07	$(0.24)

Average shares of stock outstanding - basic	142.9	142.0
Average shares of stock outstanding - diluted	145.2	142.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2016	2015
Net income (loss)	$10.3	$(34.5)
Other comprehensive income (loss)
Foreign currency translation adjustments	6.1	(7.8)
Defined benefit pension and post retirement plans:
Change benefit obligations, translation adjustment	(0.8)	0.5
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	0.8	1.0
Prior service cost, net of tax	0.1	0.1
Other	—	0.1
	6.2	(6.1)
Comprehensive income (loss)	$16.5	$(40.6)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$404.2	$434.7
Receivables, net of allowance for doubtful accounts of $1.0 million at March 31, 2016 and December 31, 2015	146.4	96.4
Inventories	250.1	222.0
Prepaid expenses and other current assets	5.9	7.0
Assets held for sale	9.0	9.0
Total current assets	815.6	769.1

Timber and timberlands	51.9	53.1

Property, plant and equipment, at cost	2,411.8	2,392.5
Accumulated depreciation	(1,554.5)	(1,530.1)
Net property, plant and equipment	857.3	862.4

Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Investments in and advances to affiliates	7.2	7.7
Restricted cash	14.4	14.3
Other assets	22.8	23.0
Long-term deferred tax asset	4.5	4.8
Total assets	$2,215.6	$2,176.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$2.1	$2.1
Accounts payable and accrued liabilities	161.9	139.6
Current portion of contingency reserves	1.3	1.3
Total current liabilities	165.3	143.0

Long-term debt, excluding current portion	751.8	751.8
Deferred income taxes	85.7	99.5
Contingency reserves, excluding current portion	15.2	15.5
Other long-term liabilities	145.8	149.5

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,147,190, and 152,979,708 shares issued	153.1	153.0
Additional paid-in capital	492.7	496.5
Retained earnings	750.8	724.2
Treasury stock, 9,739,602 shares and 9,995,456 shares, at cost	(204.9)	(210.6)
Accumulated comprehensive loss	(139.9)	(146.1)
Total stockholders’ equity	1,051.8	1,017.0
Total liabilities and stockholders’ equity	$2,215.6	$2,176.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10.3	$(34.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27.9	26.7
Income from unconsolidated affiliates, including dividends	0.5	(0.7)
(Gain) loss on sale or impairment of long-lived assets, net	—	0.1
Other operating charges and credits, net	—	11.6
Stock-based compensation related to stock plans	3.0	2.4
Exchange loss on remeasurement	0.1	3.6
Cash settlements of contingencies, net of accruals	(0.3)	0.5
Cash settlements of warranties, net of accruals	(3.5)	(3.0)
Pension expense, net of contributions	0.4	2.0
Non-cash interest expense, net	0.4	(0.1)
Other adjustments, net	—	0.3
Changes in assets and liabilities:
Increase in receivables	(47.8)	(30.9)
Increase in inventories	(26.9)	(34.2)
Decrease in prepaid expenses	1.1	2.0
Increase in accounts payable and accrued liabilities	26.0	17.2
Increase (decrease) in income taxes	3.9	(7.0)
Net cash used in operating activities	(4.9)	(44.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(26.3)	(14.9)
Proceeds from sales of assets	—	0.4
Other investing activities	0.1	—
Net cash used in investing activities	(26.2)	(14.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1.1)	(1.4)
Sale of common stock under equity plans	0.1	0.1
Taxes paid related to net share settlement of equity awards	(0.9)	(2.4)
Net cash used in financing activities	(1.9)	(3.7)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	2.5	(2.2)
Net decrease in cash and cash equivalents	(30.5)	(64.4)
Cash and cash equivalents at beginning of period	434.7	532.7
Cash and cash equivalents at end of period	$404.2	$468.3
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 2 - STOCK-BASED COMPENSATION
LP has a Management Incentive Plan (MIP) which is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock, restricted stock units, performance share awards payable in stock upon the attainment of specified performance goals, stock options, stock settled stock appreciation rights (SSAR), other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of this is presented in Note 15 to the consolidated financial statements included in LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of March 31, 2016, 3.1 million shares were available for grant under the plan.

Dollar amounts in millions	March 31, 2016	March 31, 2015
Total stock-based compensation expense (costs of sales and general and administrative)	$3.0	$2.4
Income tax provision related to stock-based compensation	$1.9	$—
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.9	$2.4

At March 31, 2016, $18.3 million of compensation cost related to unvested restricted performance shares, restricted stock and SSARs attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.78 years.
LP adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-based Payment Accounting as of January 1, 2016. This standard is required to be adopted using the modified retrospective approach. As such, LP recorded a cumulative-effect adjustment of $16.3 million during the quarter ended March 31, 2016 to increase LP's December 31, 2015 retained earnings and increase LP's December 31, 2015 deferred tax asset balance. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. LP is now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity, and LP has adopted this change prospectively. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the statement of cash flows, which is where LP has previously classified this item.
Grants of awards
During the first three months of 2016, the Company granted 90,444 performance units at an average grant date fair value of $20.45 per share, 509,127 stock settled stock appreciation rights at an average grant date fair value of $6.99 per share and 409,506 restricted stock awards (shares or units) at an average grant date fair value of $15.75 per share.

NOTE 3 – FAIR VALUE MEASUREMENTS
LP estimated its Senior Notes maturing in 2020 to have a fair value of $364.5 million at March 31, 2016 and $366.2 million at December 31, 2015 based upon market quotations.

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

Dollar and share amounts in millions, except per share amounts	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$10.3	$(34.5)
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	142.9	142.0
Effect of dilutive securities:
Dilutive effect of stock warrants	0.3	—
Dilutive effect of employee stock plans	2.0	—
Dilutive potential common shares	2.3	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	145.2	142.0
Basic earnings per share:
Net income (loss) per share	$0.07	$(0.24)
Diluted earnings per share:
Net income (loss) per share	$0.07	$(0.24)

For the three months ended March 31, 2016, stock options, warrants and SSARs relating to approximately 2.6 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation. For the three months ended March 31, 2015, stock options, warrants and SSARs relating to approximately 5.2 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations.
At March 31, 2016, outstanding warrants were exercisable to purchase approximately 227,129 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	March 31, 2016	December 31, 2015
Trade receivables	$129.7	$82.6
Income tax receivable	1.6	2.0
Other receivables	16.1	12.8
Allowance for doubtful accounts	(1.0)	(1.0)
Total	$146.4	$96.4
Other receivables at March 31, 2016 and December 31, 2015 primarily consist of non-income tax receivables, vendor rebates, interest receivables and other miscellaneous receivables.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2016	December 31, 2015
Logs	$72.9	$58.6
Other raw materials	21.9	21.6
Semi-finished inventory	17.2	18.5
Finished products	138.1	123.3
Total	$250.1	$222.0
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
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the three months ended March 31, 2015, LP's overall estimated annual effective tax rate was computed by excluding anticipated losses in Canada for which no deferred tax asset was expected to be recognizable due to the need for valuation allowances. Tax benefit for the period was then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit was added.
Each period the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in the profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
For the first three months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, changes in Canadian valuation allowances and a charge for excess tax deficiencies in connection with LP's stock-based compensation plans. For the first three months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relates to state income taxes, Canadian valuation allowances and a reduction in the reserve for unrecognized tax benefits.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carry forwards. LP believes that the valuation allowances provided are appropriate. If in future periods, our earnings estimates differ from the estimates used to establish these valuation allowances or other objective positive or negative evidence arises, LP may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
NOTE 8 - OTHER OPERATING CHARGES AND CREDITS

During the first quarter of 2015, LP was notified by the Ministry of Forestry in Quebec that LP's forest license associated with an indefinitely curtailed OSB mill in Quebec has been terminated. Based upon this notification, LP was required to write off the remaining unamortized value associated with this intangible forest license of $11.6 million.
NOTE 9 – LEGAL AND ENVIRONMENTAL MATTERS
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

NOTE 10 – SELECTED SEGMENT DATA
LP operates in four segments: North America Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended March 31,
Dollar amounts in millions	2016	2015
Net sales:
OSB	$217.0	$190.2
Siding	181.3	173.5
EWP	71.8	64.8
South America	30.5	35.9
Other	6.1	7.3
Intersegment sales	(2.1)	—
	$504.6	$471.7
Operating profit (loss):
OSB	$15.3	$(28.4)
Siding	26.9	32.9
EWP	(2.5)	(4.1)
South America	5.1	2.4
Other	(0.4)	(0.9)
Other operating charges and credits, net	—	(11.6)
Gain (loss) on sale or impairment of long-lived assets	—	(0.1)
General corporate and other expenses, net	(24.0)	(22.7)
Other non-operating income (expense)	0.5	(2.2)
Investment income	1.8	1.4
Interest expense, net of capitalized interest	(8.0)	(7.5)
Income (loss) from operations before taxes	14.7	(40.8)
Provision (benefit) for income taxes	4.4	(6.3)
Income (loss) from operations	$10.3	$(34.5)
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
NOTE 12 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the three months ended March 31, 2016 and 2015. The net periodic pension cost included the following components:

	Three Months Ended March 31,
Dollar amounts in millions	2016	2015
Service cost	$1.2	$1.0
Interest cost	3.3	3.4
Expected return on plan assets	(3.3)	(3.8)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	1.4	1.8
Net periodic pension cost	$2.7	$2.5
During the three months ended March 31, 2016 and 2015, LP recognized $2.7 million and $2.5 million of pension expense for all of LP's defined benefit pension plans.
During the three months ended March 31, 2016, LP made $2.0 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $6.0 million and $8.0 million to its defined benefit pension plans in 2016.
NOTE 13 – PRODUCT WARRANTY
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended March 31,
Dollar amounts in millions	2016	2015
Beginning balance	$21.0	$31.4
Accrued to expense	0.1	0.1
Foreign currency translation	0.6	(1.3)
Payments made	(3.6)	(3.1)
Total warranty reserves	18.1	27.1
Current portion of warranty reserves	(6.0)	(12.0)
Long-term portion of warranty reserves	$12.1	$15.1
LP continues to monitor warranty and other claims associated with these products and believes as of March 31, 2016 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2016:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2015	$(55.1)	$(93.3)	$3.3	$(1.0)	$(146.1)
Other comprehensive income before reclassifications	6.1	(0.8)	—	—	5.3
Amounts reclassified from accumulated comprehensive income	—	0.9	—	—	0.9
Net current-period other comprehensive income	6.1	0.1	—	—	6.2
Balance at March 31, 2016	$(49.0)	$(93.2)	$3.3	$(1.0)	$(139.9)

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2015:

Dollar amounts in millions	Foreign currency translation adjustments	Pension adjustments	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2014	$(33.7)	$(99.0)	$2.6	$(1.2)	$(131.3)
Other comprehensive income (loss) before reclassifications	(7.8)	0.5	—	0.1	(7.2)
Amounts reclassified from accumulated comprehensive income	—	1.1	—	—	1.1
Net current-period other comprehensive income (loss)	(7.8)	1.6	—	0.1	(6.1)
Balance at March 31, 2015	$(41.5)	$(97.4)	$2.6	$(1.1)	$(137.4)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2016 and March 31, 2015 are summarized, in millions of dollars, in the following table:

	Amount reclassified from accumulated comprehensive loss		Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31,
Details about accumulated other comprehensive income components	2016	2015
Amortization of defined benefit pension plans
Prior service cost	$0.1	$0.1	(a)
Actuarial loss	1.4	1.8	(a)
	1.5	1.9	Total before tax
	0.6	0.8	Tax benefit
Total reclassifications	$0.9	$1.1	Net of tax
____________
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, see Note 12 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.

NOTE 15 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. The new standard requires entities to recognize, separately from each other, an asset for its right to use (ROU) the underlying asset equal to the liability for its finance and operating lease obligations. Further, the entity is required to present separately the current and non current portion of the ROU asset and corresponding lease liability. The new standard is effective on January 1, 2019. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement, and therefore, the Company anticipates increased income tax expense volatility after adoption of this ASU. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance.

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
To serve these markets, we operate in four segments: North America Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America.
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the first three months of 2016, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 15% higher than for the same three months of 2015. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 16% higher for the first three months of 2016 than for the same period in 2015.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2015 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2016, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At

March 31, 2016, we excluded from our estimates approximately $2.2 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2016, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. We disclose earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (EBITDA from continuing operations) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA from continuing operations to exclude stock-based compensation expense, (gain) loss on sale or impairment of long-lived assets, other operating charges and credits and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, and depreciation and amortization, which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to Adjusted EBITDA from continuing operations:

Three Months Ended March 31, 2016 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$217.0	$181.3	$71.8	$30.5	$6.1	$(2.1)	$504.6
Depreciation and amortization	14.5	7.2	3.1	1.9	0.4	0.8	27.9
Cost of sales and selling and administrative	187.2	147.2	72.7	23.5	6.1	21.1	457.8
Total operating costs	201.7	154.4	75.8	25.4	6.5	21.9	485.7
Income (loss) from operations	15.3	26.9	(4.0)	5.1	(0.4)	(24.0)	18.9
Total non-operating expense	—	—	—	—	—	(5.7)	(5.7)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	15.3	26.9	(4.0)	5.1	(0.4)	(29.7)	13.2
Income tax provision	—	—	—	—	—	4.4	4.4
Equity in income of unconsolidated affiliates	—	—	(1.5)	—	—	—	(1.5)
Income (loss) from continuing operations	$15.3	$26.9	$(2.5)	$5.1	$(0.4)	$(34.1)	$10.3
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations							—
Income (loss) from continuing operations	$15.3	$26.9	$(2.5)	$5.1	$(0.4)	$(34.1)	$10.3
Income tax benefit	—	—	—	—	—	4.4	4.4
Interest expense, net of capitalized interest	—	—	—	—	—	8.0	8.0
Depreciation and amortization	14.5	7.2	3.1	1.9	0.4	0.8	27.9
EBITDA from continuing operations	29.8	34.1	0.6	7.0	—	(20.9)	50.6
Stock based compensation expense	0.2	0.3	0.2	—	—	2.3	3.0
Investment income	—	—	—	—	—	(1.8)	(1.8)
Adjusted EBITDA from continuing operations	$30.0	$34.4	$0.8	$7.0	$—	$(20.4)	$51.8

Three Months Ended March 31, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Sales	$190.2	$173.5	$64.8	$35.9	$7.3	$—	$471.7
Depreciation and amortization	14.8	5.1	3.6	2.1	0.4	0.7	26.7
Cost of sales and selling and administrative	203.8	135.5	66.0	31.4	7.8	22.0	466.5
Loss on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Other operating credits and charges, net	—	—	—	—	—	11.6	11.6
Total operating costs	218.6	140.6	69.6	33.5	8.2	34.4	504.9
Income (loss) from operations	(28.4)	32.9	(4.8)	2.4	(0.9)	(34.4)	(33.2)
Total non-operating expense	—	—	—	—	—	(8.3)	(8.3)
Income (loss) before income taxes and equity in (income) loss of unconsolidated affiliates	(28.4)	32.9	(4.8)	2.4	(0.9)	(42.7)	(41.5)
Income tax benefit	—	—	—	—	—	(6.3)	(6.3)
Equity in income of unconsolidated affiliates	—	—	(0.7)	—	—	—	(0.7)
Income (loss) from continuing operations	$(28.4)	$32.9	$(4.1)	$2.4	$(0.9)	$(36.4)	$(34.5)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(28.4)	$32.9	$(4.1)	$2.4	$(0.9)	$(36.4)	$(34.5)
Income tax benefit	—	—	—	—	—	(6.3)	(6.3)
Interest expense, net of capitalized interest	—	—	—	—	—	7.5	7.5
Depreciation and amortization	14.8	5.1	3.6	2.1	0.4	0.7	26.7
EBITDA from continuing operations	(13.6)	38.0	(0.5)	4.5	(0.5)	(34.5)	(6.6)
Stock based compensation expense	0.2	0.1	0.1	—	—	2.0	2.4
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.1	0.1
Investment income	—	—	—	—	—	(1.4)	(1.4)
Other operating credits and charges, net	—	—	—	—	—	11.6	11.6
Adjusted EBITDA from continuing operations	$(13.4)	$38.1	$(0.4)	$4.5	$(0.5)	$(22.2)	$6.1

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income for the first three months of 2016 was $10.3 million, or $0.07 per diluted share, on sales of $504.6 million, compared to net loss for the first three months of 2015 of $34.5 million, or $0.24 per diluted share, on sales of $471.7 million. Improvements in OSB pricing on all North American operations had a positive impact of $27.4 million for the first three months of 2016 on both operating results and Adjusted EBITDA from continuing operations.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels in North America and certain export markets.

Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$217.0	$190.2	14%
Operating income (loss)	15.3	(28.4)	154%
Adjusted EBITDA from continuing operations	30.0	(13.4)	NM
Percent changes in average sales prices and unit shipments for the quarter and three months ended March 31, 2016 compared to the quarter and three months ended March 31, 2015 are as follows:

	Three Months Ended March 31, 2016 versus 2015
	Average Net Selling Price	Unit Shipments
OSB	14%	—%
For the three months ended March 31, 2016, OSB prices increased compared to the corresponding period in 2015. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which resulted in a higher selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $27.1 million for the three months ended March 31, 2016 as compared to the same period in 2015. Additional, OSB benefited from slightly lower raw material costs, higher utilization rates and the positive impact of the Canadian currency exchange rate on the costs incurred by our Canadian operations as compared to the same period in the prior year.
SIDING
Our siding segment produces and markets wood-based siding and related accessories and minor amounts of OSB.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$181.3	$173.5	4%
Operating income	26.9	32.9	(18)%
Adjusted EBITDA	34.4	38.1	(10)%
Sales in this segment by product line are as follows:

	Three Months Ended March 31,
	2016	2015	Change
SmartSide Siding	$159.0	$159.6	—%
CanExel siding	11.7	11.4	3%
Commodity OSB	9.6	—	NM
Other	1.0	2.5	(60)%
Total	$181.3	$173.5	4%

Percent changes in average sales prices and unit shipments for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31, 2016 versus 2015
	Average Net Selling Price	Unit Shipments
SmartSide Siding	(2)%	1%
CanExel siding	(11)%	15%
For the three months ended March 31, 2016 compared to the corresponding period in 2015, sales volumes were flat in our SmartSide siding line. Sales prices in our SmartSide siding product line for the three month period ended March 31, 2016 as compared to the corresponding period in 2015 were lower due to changes in product mix with individual prices remaining relatively flat.
For CanExel, sales volumes increased in the first three months of 2016 as compared to the corresponding period in 2015 due to increased demand primarily in Europe. Sales prices were lower for the first three months of 2016 as compared to the corresponding period in 2015 due to the impact of the Canadian dollar weakening as these sales are generally denominated in Canadian dollars.
The reduction in operating results for our siding segment for the three month period ended March 31, 2016 compared to the same period in 2015 was primarily due to the sale of higher cost inventory produced in the fourth quarter of 2015 and increased sales and marketing costs to support future growth offset by lower petroleum based raw materials and wood cost.
EWP
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products and LVL sold under a contract manufacturing arrangement. A plywood mill associated with our LVL operations in British Columbia and minor amounts of commodity OSB are included in this segment.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$71.8	$64.8	11%
Operating loss	(2.5)	(4.1)	39%
Adjusted EBITDA	0.8	(0.4)	NM
Sales in this segment by product line are as follows:

	Three Months Ended March 31,
	2016	2015	Change
LVL/LSL	41.4	36.0	15%
I-Joist	23.5	20.5	15%
OSB	2.7	2.5	8%
Related products	4.2	5.8	(28)%
Total	$71.8	$64.8	11%

Percent changes in average sales prices and unit shipments for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31, 2016 versus 2015
	Average Net Selling Price	Unit Shipments
LVL/LSL	3%	18%
I-Joist	2%	19%
OSB	12%	1%
For the three months ended March 31, 2016 as compared to the comparable period of 2015, sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts. Net average selling prices increased due to change in product mix. OSB prices increased due to changes in market demand.
For the three months ended March 31, 2016, compared to the same period in 2015, results of operations improved due to increased sales and reductions in manufacturing costs due to lower raw materials and higher I-joist production.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$30.5	$35.9	(15)%
Operating income	5.1	2.4	113%
Adjusted EBITDA	7.0	4.5	56%
Sales in this segment by production location were as follows:

	Three Months Ended March 31,
	2016	2015	Change
Chile	$22.2	$24.4	(9)%
Brazil	8.3	11.5	(28)%
Total	$30.5	$35.9	(15)%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31, 2016 versus 2015
	Average Net Selling Price	Unit Shipments
Chile	1%	(12)%
Brazil	(11)%	(3)%
For the three months ended March 31, 2016, compared to the same period in 2015, sales volumes in Chile decreased due to increased import activity. Sales volumes in Brazil decreased for the three months ended March 31, 2016, compared to the same period in 2015, due to reduced local demand associated with an economic recession offset by higher exports.
Sales prices in Chile increased for the three months ended March 31, 2016 as compared to the corresponding period in 2015 due to increased prices offset by the impact of the fluctuations in the Chilean Peso relative to the U.S. dollar as a majority of these sales are in local markets. Sales prices in Brazil declined for the three months ended March 31, 2016 as compared to the corresponding period in 2015 due to the impact of the fluctuations in the Brazilian Real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were approximately 14% higher for the three months ended March 31, 2016 as compared to the corresponding period in 2015 and local currency selling prices in Brazil were about 25% higher.
For the three months ended March 31, 2016, compared to the same period in 2015, results of operations improved due to increases in local sales prices partially offset by higher product costs.

OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$6.1	$7.3	(16)%
Operating losses	(0.4)	(0.9)	56%
Adjusted EBITDA	—	(0.5)	100%
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the three months ended March 31, 2016 compared to the same period in 2015, general corporate expenses increased by 6% primarily due to higher incentive compensation expense and increased costs associated with corporate initiatives related to sales and marketing activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Three Months Ended March 31,
Dollar amounts in millions	2016	2015
Investment income	$1.8	$1.2
SERP market adjustments	—	0.2
Investment income	1.8	1.4

Interest expense	(8.1)	(7.5)
Amortization of debt charges	(0.3)	(0.3)
Capitalized interest	0.4	0.3
Interest expense, net of capitalized interest	(8.0)	(7.5)

Foreign currency gain (loss)	0.5	(2.2)
Total non-operating income (expense)	$(5.7)	$(8.3)

INCOME TAXES
For the first three months of 2016, we recorded an income tax expense on continuing operations of 30% as compared to a benefit of 15% in the comparable period of 2015. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first three months of 2016 relate to foreign tax rates, changes in Canadian valuation allowances and a charge associated with excess tax deficiencies in connection with LP's stock-based compensation plans. For the first three months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relate to state income taxes, Canadian valuation allowances and a reduction in the reserve for unrecognized tax benefits. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the first three months of 2015, LP's overall estimated annual effective tax rate was computed by excluding anticipated losses in Canada for which no deferred tax asset was expected to be recognizable due to the need for valuation allowances. Tax benefit for the period was then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit was added.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
Dollar amounts in millions	2016	2015
Foreign currency translation adjustments	$6.1	$(7.8)
Defined benefit plans	0.1	1.6
Other	—	0.1
Comprehensive loss	$6.2	$(6.1)

During the first three months of 2016, the weakening of the U.S. Dollar as compared to the functional currencies of our South American operations resulted in LP recording a gain on foreign currency adjustments in other comprehensive loss of $6.1 million as compared to a loss of $7.8 million during the comparable period of 2015. During the first three months of 2016, the Brazilian real strengthened 9% as compared to the U.S. dollar and the Chilean peso strengthened 6%. During the first three months of 2015, the Brazilian real weakened 3% as compared to the U.S. dollar and the Chilean peso weakened 21%.
During the first three month of 2016, LP recorded amortization associated with LP's defined benefit pension plans in the U.S. and Canada of $1.5 million as compared to $1.9 million in the first three months of 2015.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 9 to the Notes to the financial statements contained herein.
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

OPERATING ACTIVITIES
During the first three months of 2016, operating activities used $4.9 million of cash compared to $44.0 million of cash used during the first three months of 2015. This change was primarily related to increases in accounts receivable and inventories, offset by improvements in operating results (improved OSB pricing) and increases in accounts payable and accrued liabilities.
INVESTING ACTIVITIES
During the first three months of 2016, cash used in investing activities was approximately $26.2 million. Capital expenditures in the first three months of 2016 were $26.3 million. Included in “Accounts payable” is $12.1 million related to capital expenditures that had not yet been paid as of March 31, 2016.
During the first three months of 2015, cash used in investing activities was approximately $14.5 million. Capital expenditures in the first three months of 2015 were $14.9 million. We received $0.4 million proceeds from the sale of assets. Included in “Accounts payable” was $2.6 million related to capital expenditures that had not yet been paid as of March 31, 2015.
Capital expenditures in 2016 are expected to be approximately $120 million to $130 million related to productivity improvements, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first three months of 2016, cash used by financing activities was $1.9 million. We used $1.1 million to repay outstanding debt in the first three months of 2016 and $0.9 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first three months of 2015, cash used by financing activities was $3.7 million. We used $1.4 million to repay outstanding debt in the first three months of 2015 and $2.4 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2016, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at March 31, 2016, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
We had no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Oriented strand board, million square feet 3/8" basis(1)	1,052	1,004
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	64	10
Wood-based siding, million square feet 3/8" basis	331	312
Engineered I-Joist, million lineal feet(1)	19	16
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	2,529	2,638

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Annual Average
2012	$269	$260	$271
2013	$300	$293	$315
2014	$197	$208	$218
2015 1st Qtr. Avg.	$159	$195	$193
2016 1st Qtr. Avg.	$191	$230	$226

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 47% of our North American sales in 2015 compared to 49% in 2014 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB or our other products will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. We obtain about 81% (as of December

31, 2015) of our wood fiber requirements in the open market. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, biobased products and biofuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2015 was $93.4 million. Although we expect to contribute between $6.0 million and $8.0 million to our plans in 2016, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Cyber security risks related to the technology that manages our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of May 9, 2016, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
N/A

Item 5.	Other Information.
LP held its annual meeting on May 6, 2016, at which the stockholders of LP voted on the following:
The election of four directors, the ratification of the selection of LP's outside independent auditor for 2016 and an advisory vote to approve named executive officer compensation.
The voting with respect to each of these matters was as follows:

1. Election of Directors
	For	Withheld	Broker Non-Votes
Tracy A. Embree	127,990,506	381,451	7,082,676
Lizanne C. Gottung	120,264,472	8,074,559	7,082,676
Dustan E. McCoy	118,006,671	10,356,256	7,082,676
Colin D. Watson	120,298,724	8,033,284	7,082,676

	For	Against	Abstain
2. Ratification of LP's outside independent auditor	133,202,304	2,257,254	339,966

	For	Against	Abstain
3. Advisory vote to approve named executive officer compensation	126,170,616	1,206,150	1,340,082

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	May 9, 2016	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	May 9, 2016	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)