Form 10-Q
period 2016-06-30
LOUISIANA-PACIFIC CORP
filed 2016-08-04
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,155,014 shares of Common Stock, $1 par value, outstanding as of August 4, 2016.
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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$474.8	$434.7
Receivables, net of allowance for doubtful accounts of $1.1 million at June 30, 2016 and December 31, 2015	151.4	96.4
Inventories	231.6	222.0
Prepaid expenses and other current assets	9.3	7.0
Assets held for sale	9.0	9.0
Total current assets	876.1	769.1

Timber and timberlands	51.0	53.1

Property, plant and equipment, at cost	2,434.7	2,392.5
Accumulated depreciation	(1,579.3)	(1,530.1)
Net property, plant and equipment	855.4	862.4

Goodwill	9.7	9.7
Notes receivable from asset sales	432.2	432.2
Investments in and advances to affiliates	7.4	7.7
Restricted cash	15.0	14.3
Other assets	22.9	23.0
Long-term deferred tax asset	4.2	4.8
Total assets	$2,273.9	$2,176.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$2.1	$2.1
Accounts payable and accrued liabilities	173.5	139.6
Current portion of contingency reserves	1.3	1.3
Total current liabilities	176.9	143.0

Long-term debt, excluding current portion	745.2	751.8
Deferred income taxes	97.6	99.5
Contingency reserves, excluding current portion	14.9	15.5
Other long-term liabilities	155.0	149.5

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,147,190, and 152,979,708 shares issued	153.1	153.0
Additional paid-in capital	475.2	496.5
Retained earnings	782.5	724.2
Treasury stock, 9,154,540 shares and 9,995,456 shares, at cost	(191.4)	(210.6)
Accumulated comprehensive loss	(135.1)	(146.1)
Total stockholders’ equity	1,084.3	1,017.0
Total liabilities and stockholders’ equity	$2,273.9	$2,176.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$582.4	$493.0	$1,087.0	$964.7
Operating costs and expenses:
Cost of sales	443.1	443.4	858.6	871.2
Depreciation and amortization	28.5	25.3	56.4	52.0
Selling and administrative	46.5	37.9	88.8	76.6
Loss on sale or impairment of long-lived assets, net	0.7	0.5	0.7	0.6
Other operating credits and charges, net	11.4	—	11.4	11.6
Total operating costs and expenses	530.2	507.1	1,015.9	1,012.0
Income (loss) from operations	52.2	(14.1)	71.1	(47.3)

Non-operating income (expense):
Interest expense, net of capitalized interest	(9.3)	(7.2)	(17.3)	(14.7)
Investment income	2.1	1.0	3.9	2.4
Other non-operating items	1.4	0.4	1.9	(1.8)
Total non-operating income (expense)	(5.8)	(5.8)	(11.5)	(14.1)

Income (loss) before taxes and equity in income of unconsolidated affiliates	46.4	(19.9)	59.6	(61.4)
Provision (benefit) for income taxes	16.2	1.0	20.6	(5.3)
Equity in income of unconsolidated affiliates	(1.5)	(1.4)	(3.0)	(2.1)
Net income (loss)	$31.7	$(19.5)	$42.0	$(54.0)

Net income (loss) per share - basic	$0.22	$(0.14)	$0.29	$(0.38)
Net income (loss) per share - diluted	$0.22	$(0.14)	$0.29	$(0.38)

Average shares of stock outstanding - basic	143.4	142.3	143.1	142.1
Average shares of stock outstanding - diluted	145.2	142.3	145.1	142.1
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$31.7	$(19.5)	$42.0	$(54.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	4.1	(0.1)	10.2	(7.9)
Unrealized loss on investments, net of tax	(0.2)	—	(0.2)	—
Defined benefit pension plans:
Change benefit obligations, translation adjustment	0.1	—	(0.9)	0.3
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	0.8	1.0	1.8	2.2
Prior service cost, net of tax	—	—	0.1	0.1
Other	—	—	—	0.1
Other comprehensive income (loss)	4.8	0.9	11.0	(5.2)
Comprehensive income (loss)	$36.5	$(18.6)	$53.0	$(59.2)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31.7	$(19.5)	$42.0	$(54.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28.5	25.3	56.4	52.0
Equity in income from unconsolidated affiliates, including dividends	(0.2)	(1.4)	0.3	(2.1)
Loss on sale or impairment of long-lived assets, net	0.7	0.5	0.7	0.6
Other operating credits and charges, net	11.4	—	11.4	11.6
Stock-based compensation related to stock plans	3.2	2.7	6.2	5.1
Exchange (gain) loss on remeasurement	(0.8)	0.7	(0.7)	4.3
Cash settlements of contingencies, net of accruals	(0.4)	—	(0.7)	0.5
Cash settlements of warranties, net of accruals	(3.3)	(2.4)	(6.8)	(5.4)
Pension expense, net of contributions	1.0	2.4	1.4	4.4
Non-cash interest (income) expense, net	(0.2)	(0.1)	0.2	(0.1)
Other adjustments, net	—	0.6	—	0.8
Changes in assets and liabilities:
(Increase) decrease in receivables	(3.3)	14.3	(51.1)	(16.6)
(Increase) decrease in inventories	18.9	37.3	(8.0)	3.1
(Increase) decrease in prepaid expenses	(3.7)	(1.2)	(2.6)	0.8
Increase (decrease) in accounts payable and accrued liabilities	10.3	(21.4)	36.3	(4.2)
Increase (decrease) in income taxes	9.9	3.7	13.8	(3.3)
Increase in other liabilities	5.4	—	5.4	—
Net cash provided by (used in) operating activities	109.1	41.5	104.2	(2.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(24.8)	(18.6)	(51.1)	(33.5)
Proceeds from sales of assets	0.1	—	0.1	0.4
Increase in restricted cash under letters of credit/credit facility	(0.3)	(5.4)	(0.3)	(5.4)
Other investing activities	(0.3)	—	(0.2)	—
Net cash used in investing activities	(25.3)	(24.0)	(51.5)	(38.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(6.8)	—	(7.9)	(1.4)
Sale of common stock, net of cash payments under equity plans	(0.2)	0.3	(0.1)	0.4
Taxes paid related to net share settlement of equity awards	(7.2)	(2.9)	(8.1)	(5.3)
Net cash used in financing activities	(14.2)	(2.6)	(16.1)	(6.3)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	1.0	(2.2)	3.5	(4.4)
Net increase (decrease) in cash and cash equivalents	70.6	12.7	40.1	(51.7)
Cash and cash equivalents at beginning of period	404.2	468.3	434.7	532.7
Cash and cash equivalents at end of period	$474.8	$481.0	$474.8	$481.0
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
NOTE 2 - STOCK-BASED COMPENSATION
LP has a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock, restricted stock units, performance share awards payable in stock upon the attainment of specified performance goals, stock options, stock settled stock appreciation rights (SSAR), other stock-based awards and cash-based awards at the discretion of the Compensation Committee. A detailed discussion of this is presented in Note 15 to the consolidated financial statements included in LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of June 30, 2016, 3.1 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2016	2015	2016	2015
Total stock-based compensation expense (costs of sales and general and administrative)	$3.2	$2.7	$6.2	$5.1
Income tax benefit related to stock-based compensation	$(4.7)		$(2.8)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$7.2	$2.9	$8.1	$5.3

At June 30, 2016, $15.8 million of compensation cost related to unvested restricted performance shares, restricted stock and SSARs attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.
LP adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-based Payment Accounting, as of January 1, 2016. This standard is required to be adopted using the modified retrospective approach. As such, LP recorded a cumulative-effect adjustment of $16.3 million during the quarter ended March 31, 2016 to increase LP's December 31, 2015 retained earnings and increase LP's December 31, 2015 deferred tax asset balance. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. LP is now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity, and LP has adopted this change prospectively. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the statement of cash flows, which is where LP has previously classified this item.
Grants of awards
During the first six months of 2016, the Company granted 90,444 performance units at an average grant date fair value of $20.45 per share, 509,127 SSARs at an average grant date fair value of $6.99 per share and 446,698 restricted stock awards (shares or units) at an average grant date fair value of $15.95 per share.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP estimated its Senior Notes maturing in 2020 to have a fair value of $361.8 million at June 30, 2016 and $366.2 million at December 31, 2015 based upon market quotations.

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

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$31.7	$(19.5)	$42.0	$(54.0)
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	143.4	142.3	143.1	142.1
Effect of dilutive securities:
Dilutive effect of stock warrants	0.2	—	0.3	—
Dilutive effect of employee stock plans	1.6	—	1.7	—
Dilutive potential common shares	1.8	—	2.0	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	145.2	142.3	145.1	142.1
Basic earnings per share:
Net income (loss) per share	$0.22	$(0.14)	$0.29	$(0.38)
Diluted earnings per share:
Net income (loss) per share	$0.22	$(0.14)	$0.29	$(0.38)

For the quarter and six months ended June 30, 2016, stock options, warrants and SSARs relating to approximately 2.6 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
For the quarter and six months ended June 30, 2015, stock options, warrants and SSARs relating to approximately 5.1 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations.
At June 30, 2016, outstanding warrants were exercisable to purchase approximately 227,129 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	June 30, 2016	December 31, 2015
Trade receivables	$134.3	$82.6
Income tax receivable	3.0	2.0
Other receivables	15.2	12.8
Allowance for doubtful accounts	(1.1)	(1.0)
Total	$151.4	$96.4
Other receivables at June 30, 2016 and December 31, 2015 primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2016	December 31, 2015
Logs	$45.3	$58.6
Other raw materials	25.3	21.6
Semi-finished inventory	21.7	18.5
Finished products	139.3	123.3
Total	$231.6	$222.0
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
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the six months ended June 30, 2015, LP's overall estimated annual effective tax rate was computed by excluding anticipated losses in Canada for which no deferred tax asset was expected to be recognizable due to the need for valuation allowances. Tax benefit for the period was then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit was added.
Each period the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in the profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
For the first six months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans and an increase in th

e reserve for unrecognized tax benefits associated with LP's South American operations. For the first six months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relates to foreign tax rates, Canadian and state valuation allowances and a reduction in the reserve for unrecognized tax benefits associated with LP's U.S. operations.
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that the realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carry forwards. LP believes that the valuation allowances provided are appropriate. If in future periods our earnings estimates differ from the estimates used to establish these valuation allowances, or other objective positive or negative evidence arises, LP may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
NOTE 8 - OTHER OPERATING CREDITS AND CHARGES

During the second quarter of 2016, LP recorded an expense of $11.4 million related to an increase in product related warranty reserves and a related adjustment to value added taxes associated with CanExel products sold in specific geographic locations and for a specific time period.

During the first quarter of 2015, LP was notified by the Ministry of Forestry in Quebec that LP's forest license associated with an indefinitely curtailed Oriented Stand Board (OSB) mill in Quebec has been terminated. Based upon this notification, LP was required to write off the remaining unamortized value associated with this intangible forest license of $11.6 million.
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

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2016	2015	2016	2015
Net Sales
OSB	$252.8	$211.0	$469.8	$401.2
Siding	207.2	163.9	388.5	337.4
EWP	78.0	72.0	149.8	136.8
South America	41.0	38.7	71.5	74.6
Other	6.6	7.4	12.7	14.7
Intersegment Sales	(3.2)	—	(5.3)	—
	$582.4	$493.0	$1,087.0	$964.7
Operating profit (loss):
OSB	$44.0	$(18.1)	$59.3	$(46.5)
Siding	41.8	29.2	68.7	62.1
EWP	0.5	(2.3)	(2.0)	(6.4)
South America	6.9	2.0	12.0	4.4
Other	(0.2)	(1.0)	(0.6)	(1.9)
Other operating credits and charges, net	(11.4)	—	(11.4)	(11.6)
Loss on sale or impairment of long-lived assets, net	(0.7)	(0.5)	(0.7)	(0.6)
General corporate and other expenses, net	(27.2)	(22.0)	(51.2)	(44.7)
Other non-operating income (expense)	1.4	0.4	1.9	(1.8)
Investment income	2.1	1.0	3.9	2.4
Interest expense, net of capitalized interest	(9.3)	(7.2)	(17.3)	(14.7)
Income (loss) from operations before taxes	47.9	(18.5)	62.6	(59.3)
Provision (benefit) for income taxes	16.2	1.0	20.6	(5.3)
Net income (loss)	$31.7	$(19.5)	$42.0	$(54.0)
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
NOTE 12 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and six months ended June 30, 2016 and 2015. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2016	2015	2016	2015
Service cost	$1.2	$1.0	$2.4	$2.0
Interest cost	3.3	3.4	6.7	6.8
Expected return on plan assets	(3.3)	(3.8)	(6.7)	(7.6)
Amortization of prior service cost [1]	0.1	0.1	0.2	0.2
Amortization of net loss [1]	1.4	1.8	2.8	3.6
Net periodic pension cost	$2.7	$2.5	$5.4	$5.0
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss); see Note 14 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.
During the six months ended June 30, 2016 and 2015, LP recognized $5.4 million and $5.0 million of pension expense for all of LP's defined benefit pension plans.
During the six months ended June 30, 2016, LP made $3.7 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $2.0 million and $4.0 million to its defined benefit pension plans in the remaining months of 2016.
NOTE 13 – PRODUCT WARRANTY
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and six months ended June 30, 2016 and 2015 are summarized in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2016	2015	2016	2015
Beginning balance	$18.1	$27.1	$21.0	$31.4
Accrued to expense	0.3	0.2	0.4	0.3
Accrued to other operating credits and charges	10.9	—	10.9	—
Foreign currency translation	(0.1)	0.3	0.5	(1.0)
Payments made	(3.6)	(2.6)	(7.2)	(5.7)
Total warranty reserves	25.6	25.0	25.6	25.0
Current portion of warranty reserves	(9.0)	(10.0)	(9.0)	(10.0)
Long-term portion of warranty reserves	$16.6	$15.0	$16.6	$15.0
LP continues to monitor warranty and other claims associated with these products and believes as of June 30, 2016 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2016:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2016	$(49.0)	$(87.8)	(5.4)	$3.3	$(1.0)	$(139.9)
Other comprehensive income before reclassifications	4.1	0.1	—	(0.3)	—	3.9
Income taxes	—	—	—	0.1	—	0.1
Net other comprehensive income (loss) before reclassifications	4.1	0.1	—	(0.2)	—	4.0
Amounts reclassified from accumulated comprehensive income	—	1.4	0.1	—	—	1.5
Income taxes	—	(0.6)	(0.1)	—	—	(0.7)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.8	—	—	—	0.8
Total other comprehensive income (loss)	4.1	0.9	—	(0.2)	—	4.8
Balance at June 30, 2016	$(44.9)	$(86.9)	$(5.4)	$3.1	$(1.0)	$(135.1)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2015	$(55.1)	$(87.8)	(5.5)	$3.3	$(1.0)	$(146.1)
Other comprehensive income (loss) before reclassifications	10.2	(0.9)	—	(0.3)	—	9.0
Income taxes	—	—	—	0.1	—	0.1
Net other comprehensive income (loss) before reclassifications	10.2	(0.9)	—	(0.2)	—	9.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.8	0.2	—	—	3.0
Income taxes	—	(1.0)	(0.1)	—	—	(1.1)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1.8	0.1	—	—	1.9
Total other comprehensive income (loss)	10.2	0.9	0.1	(0.2)	—	11.0
Balance at June 30, 2016	$(44.9)	$(86.9)	$(5.4)	$3.1	$(1.0)	$(135.1)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2015:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2015	$(41.5)	$(91.6)	$(5.8)	$2.6	$(1.1)	$(137.4)
Other comprehensive income (loss) before reclassifications	(0.1)	—	—	—	—	(0.1)
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	(0.1)	—	—	—	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.8	0.1	—	—	1.9
Income taxes	—	(0.8)	(0.1)	—	—	(0.9)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1.0	—	—	—	1.0
Total other comprehensive income (loss)	(0.1)	1.0	—	—	—	0.9
Balance at June 30, 2015	$(41.6)	$(90.6)	$(5.8)	$2.6	$(1.1)	$(136.5)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2014	$(33.7)	$(93.1)	$(5.9)	$2.6	$(1.2)	$(131.3)
Other comprehensive income (loss) before reclassifications	(7.9)	0.3	—	—	0.1	(7.5)
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	(7.9)	0.3	—	—	0.1	(7.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.6	0.2	—	—	3.8
Income taxes	—	(1.4)	(0.1)	—	—	(1.5)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	2.2	0.1	—	—	2.3
Total other comprehensive income (loss)	(7.9)	2.5	0.1	—	0.1	(5.2)
Balance at June 30, 2015	$(41.6)	$(90.6)	$(5.8)	$2.6	$(1.1)	$(136.5)

The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 12 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.

NOTE 15 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. The

new standard requires entities to recognize, separately from each other, an asset for its right to use (ROU) the underlying asset equal to the liability for its finance and operating lease obligations. Further, the entity is required to present separately the current and non-current portion of the ROU asset and corresponding lease liability. The new standard is effective on January 1, 2019. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

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
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the second quarter and first six months of 2016, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 2% higher than for the same quarter of 2015 and 7% higher than the comparable six month period. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 37% higher for the second quarter of 2016 and 27% for the first six months of 2016 compared to the same periods in 2015.
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2016, we excluded from our estimates approximately $2.2 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2016, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
Pension Plans. Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with GAAP which requires us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. We disclose earnings (loss) before interest expense, taxes, depreciation and amortization (EBITDA) which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA" which further adjusts EBITDA to exclude stock-based compensation expense, (gain) loss on sale or impairment of long-lived assets, other operating charges and credits and investment income. Neither EBITDA nor Adjusted EBITDA is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
We have included EBITDA and Adjusted EBITDA because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA and Adjusted EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, and depreciation and amortization, which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles net income (loss) to EBITDA and Adjusted EBITDA:

Three Months Ended June 30, 2016 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$252.8	$207.2	$78.0	$41.0	$6.6	$(3.2)	$582.4
Depreciation and amortization	14.7	7.3	3.2	2.2	0.4	0.7	28.5
Cost of sales and selling and administrative	194.1	158.1	75.8	31.9	6.4	23.3	489.6
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	0.7
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Total operating costs	208.8	165.4	79.0	34.1	6.8	36.1	530.2
Income (loss) from operations	44.0	41.8	(1.0)	6.9	(0.2)	(39.3)	52.2
Total non-operating expense	—	—	—	—	—	(5.8)	(5.8)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	44.0	41.8	(1.0)	6.9	(0.2)	(45.1)	46.4
Income tax provision	—	—	—	—	—	16.2	16.2
Equity in income of unconsolidated affiliates	—	—	(1.5)	—	—	—	(1.5)
Net income (loss)	$44.0	$41.8	$0.5	$6.9	$(0.2)	$(61.3)	$31.7
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$44.0	$41.8	$0.5	$6.9	$(0.2)	$(61.3)	$31.7
Income tax provision	—	—	—	—	—	16.2	16.2
Interest expense, net of capitalized interest	—	—	—	—	—	9.3	9.3
Depreciation and amortization	14.7	7.3	3.2	2.2	0.4	0.7	28.5
EBITDA	58.7	49.1	3.7	9.1	0.2	(35.1)	85.7
Stock based compensation expense	0.3	0.1	0.2	—	—	2.6	3.2
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.7	0.7
Investment income	—	—	—	—	—	(2.1)	(2.1)
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Adjusted EBITDA	$59.0	$49.2	$3.9	$9.1	$0.2	$(22.5)	$98.9

Three Months Ended June 30, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$211.0	$163.9	$72.0	$38.7	$7.4	$—	$493.0
Depreciation and amortization	14.2	5.0	2.7	2.1	0.5	0.8	25.3
Cost of sales and selling and administrative	214.9	129.7	73.0	34.6	7.9	21.2	481.3
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.5	0.5
Total operating costs	229.1	134.7	75.7	36.7	8.4	22.5	507.1
Income (loss) from operations	(18.1)	29.2	(3.7)	2.0	(1.0)	(22.5)	(14.1)
Total non-operating expense	—	—	—	—	—	(5.8)	(5.8)
Income (loss) before taxes and equity in income of unconsolidated affiliates	(18.1)	29.2	(3.7)	2.0	(1.0)	(28.3)	(19.9)
Income tax provision	—	—	—	—	—	1.0	1.0
Equity in income of unconsolidated affiliates	—	—	(1.4)	—	—	—	(1.4)
Net income (loss)	$(18.1)	$29.2	$(2.3)	$2.0	$(1.0)	$(29.3)	$(19.5)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(18.1)	$29.2	$(2.3)	$2.0	$(1.0)	$(29.3)	$(19.5)
Income tax provision	—	—	—	—	—	1.0	1.0
Interest expense, net of capitalized interest	—	—	—	—	—	7.2	7.2
Depreciation and amortization	14.2	5.0	2.7	2.1	0.5	0.8	25.3
EBITDA	(3.9)	34.2	0.4	4.1	(0.5)	(20.3)	14.0
Stock based compensation expense	0.2	0.4	0.2	—	—	1.9	2.7
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.5	0.5
Investment income	—	—	—	—	—	(1.0)	(1.0)
Adjusted EBITDA	$(3.7)	$34.6	$0.6	$4.1	$(0.5)	$(18.9)	$16.2

Six Months Ended June 30, 2016 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$469.8	$388.5	$149.8	$71.5	$12.7	$(5.3)	$1,087.0
Depreciation and amortization	29.2	14.5	6.3	4.1	0.8	1.5	$56.4
Cost of sales and selling and administrative	381.3	305.3	148.5	55.4	12.5	44.4	$947.4
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	$0.7
Other operating credits and charges, net	—	—	—	—	—	11.4	$11.4
Total operating costs	410.5	319.8	154.8	59.5	13.3	58.0	1,015.9
Income (loss) from operations	59.3	68.7	(5.0)	12.0	(0.6)	(63.3)	71.1
Total non-operating expense	—	—	—	—	—	(11.5)	(11.5)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	59.3	68.7	(5.0)	12.0	(0.6)	(74.8)	59.6
Income tax provision	—	—	—	—	—	20.6	20.6
Equity in income of unconsolidated affiliates	—	—	(3.0)	—	—	—	(3.0)
Net income (loss)	$59.3	$68.7	$(2.0)	$12.0	$(0.6)	$(95.4)	$42.0
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$59.3	$68.7	$(2.0)	$12.0	$(0.6)	$(95.4)	$42.0
Income tax benefit	—	—	—	—	—	20.6	20.6
Interest expense, net of capitalized interest	—	—	—	—	—	17.3	17.3
Depreciation and amortization	29.2	14.5	6.3	4.1	0.8	1.5	56.4
EBITDA	88.5	83.2	4.3	16.1	0.2	(56.0)	136.3
Stock based compensation expense	0.5	0.4	0.4	—	—	4.9	6.2
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.7	0.7
Investment income	—	—	—	—	—	(3.9)	(3.9)
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Adjusted EBITDA	$89.0	$83.6	$4.7	$16.1	$0.2	$(42.9)	$150.7

Six Months Ended June 30, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$401.2	$337.4	$136.8	$74.6	$14.7	$—	$964.7
Depreciation and amortization	29.0	10.1	6.3	4.2	0.9	1.5	52.0
Cost of sales and selling and administrative	418.7	265.2	139.0	66.0	15.7	43.2	947.8
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.6	0.6
Other operating credits and charges, net	—	—	—	—	—	11.6	11.6
Total operating costs	447.7	275.3	145.3	70.2	16.6	56.9	1,012.0
Income (loss) from operations	(46.5)	62.1	(8.5)	4.4	(1.9)	(56.9)	(47.3)
Total non-operating expense	—	—	—	—	—	(14.1)	(14.1)
Income (loss) before taxes and equity in income of unconsolidated affiliates	(46.5)	62.1	(8.5)	4.4	(1.9)	(71.0)	(61.4)
Income tax benefit	—	—	—	—	—	(5.3)	(5.3)
Equity in income of unconsolidated affiliates	—	—	(2.1)	—	—	—	(2.1)
Net income (loss)	$(46.5)	$62.1	$(6.4)	$4.4	$(1.9)	$(65.7)	$(54.0)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(46.5)	$62.1	$(6.4)	$4.4	$(1.9)	$(65.7)	(54.0)
Income tax benefit	—	—	—	—	—	(5.3)	(5.3)
Interest expense, net of capitalized interest	—	—	—	—	—	14.7	14.7
Depreciation and amortization	29.0	10.1	6.3	4.2	0.9	1.5	52.0
EBITDA	(17.5)	72.2	(0.1)	8.6	(1.0)	(54.8)	7.4
Stock based compensation expense	0.4	0.5	0.3	—	—	3.9	5.1
Gain on sale or impairment of long lived assets	—	—	—	—	—	0.6	0.6
Investment income	—	—	—	—	—	(2.4)	(2.4)
Other operating credits and charges, net	—	—	—	—	—	11.6	11.6
Adjusted EBITDA	$(17.1)	$72.7	$0.2	$8.6	$(1.0)	$(41.1)	$22.3

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income for the second quarter of 2016 was $31.7 million, or $0.22 per diluted share, on sales of $582.4 million, compared to net loss for the second quarter of 2015 of $19.5 million, or $0.14 per diluted share, on sales of $493.0 million. Improvements in OSB pricing in all North American operations had a positive impact of $59.1 million for the second quarter on both operating results and Adjusted EBITDA from continuing operations.
Our net income for the first six months of 2016 was $42.0 million, or $0.29 per diluted share, on sales of $1,087.0 million, compared to net loss for the first six months of 2015 of $54.0 million, or $0.38 per diluted share, on sales of $964.7 million. Improvements in OSB pricing in all North American operations had a positive impact of $86.8 million for the first six months of 2016 on both operating results and Adjusted EBITDA from continuing operations.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels in North America and certain export markets.

Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net sales	$252.8	$211.0	20%	$469.8	$401.2	17%
Operating income (loss)	44.0	(18.1)	NM	59.3	(46.5)	NM
Adjusted EBITDA	59.0	(3.7)	NM	89.0	(17.1)	NM
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2016 compared to the quarter and six months ended June 30, 2015 are as follows:

	Quarter Ended June 30, 2016 versus 2015		Six Months Ended June 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	30%	(7)%	22%	(4)%
For the quarter and six months ended June 30, 2016, OSB prices increased compared to the corresponding period in 2015. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which resulted in a higher average selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $58.8 million for the quarter and $86.1 million for the six months ended June 30, 2016 as compared to the same periods in 2015. OSB sales volumes were lower for both the second quarter and the first six month period of 2016 compared to the same periods in 2015 due to the loss of production capacity as the Swan Valley OSB mill was converted to a siding facility as of the third quarter of 2015.
Overall operating results for OSB for the quarter and the six month period ended June 30, 2016 as compared to the same periods in 2015 benefited from lower raw material costs, higher utilization rates and the positive impact of the Canadian currency exchange rate on the costs incurred by our Canadian operations as compared to the same periods in the prior year.
SIDING
Our siding segment produces and markets wood-based siding and related accessories and some amount of OSB.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net sales	$207.2	$163.9	26%	$388.5	$337.4	15%
Operating income	41.8	29.2	43%	68.7	62.1	11%
Adjusted EBITDA	49.2	34.6	42%	83.6	72.7	15%
Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
SmartSide Siding	$177.3	$149.9	18%	$336.3	$309.5	9%
CanExel siding	13.6	11.6	17%	25.3	23.0	10%
Commodity OSB	12.1	—	NM	21.7	—	NM
Other	4.2	2.4	75%	5.2	4.9	6%
Total	$207.2	$163.9	26%	$388.5	$337.4	15%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2016 compared to the quarter and six months ended June 30, 2015 are as follows:

	Quarter Ended June 30, 2016 versus 2015		Six Months Ended June 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	(2)%	22%	(2)%	11%
CanExel siding	(3)%	24%	(7)%	20%
For the quarter and six month period ended June 30, 2016 compared to the corresponding periods in 2015, sales volumes increased in our SmartSide siding line based upon increased demand in key markets. Sales prices in our SmartSide siding product line for the quarter and six month period ended June 30, 2016 as compared to the corresponding periods in 2015 were lower due to changes in product mix.
For CanExel, sales volumes increased in the second quarter and first six months of 2016 as compared to the corresponding periods in 2015 due to increased demand primarily in Europe. Sales prices were lower for both the second quarter and first six months of 2016 as compared to the corresponding periods in 2015 due to the impact of the Canadian dollar weakening as these sales are generally denominated in Canadian dollars.
Overall, the improvement in siding segment for the second quarter of 2016 and the first six months of 2016 compared to the same periods of 2015 was primarily due to increased sales volumes, lower raw material costs and higher utilization rates.
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
Segment sales, operating results and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net sales	$78.0	$72.0	8%	$149.8	$136.8	10%
Operating income (loss)	0.5	(2.3)	NM	(2.0)	(6.4)	69%
Adjusted EBITDA	3.9	0.6	550%	4.7	0.2	2,250%
Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
LVL/LSL	41.7	38.5	8%	83.1	74.5	12%
I-Joist	26.0	26.5	(2)%	49.5	47.0	5%
OSB	2.5	2.5	—%	5.2	5.0	4%
Related products	7.8	4.5	73%	12.0	10.3	17%
Total	$78.0	$72.0	8%	$149.8	$136.8	10%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2016 compared to the quarter and six months ended June 30, 2015 are as follows:

	Quarter Ended June 30, 2016 versus 2015		Six Months Ended June 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	6%	13%	5%	15%
I-Joist	5%	3%	4%	10%
OSB	12%	(6)%	14%	(3)%
For the quarter and six month period ended June 30, 2016, compared to the same periods in 2015, sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts. Net average selling prices increased due to change in product mix. OSB prices increased due to changes in market demand.
For the quarter and six months ended June 30, 2016, compared to the same periods in 2015, results of operations improved due to increased sales and reductions in manufacturing costs.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net sales	$41.0	$38.7	6%	$71.5	$74.6	(4)%
Operating income	6.9	2.0	245%	12.0	4.4	173%
Adjusted EBITDA	9.1	4.1	122%	16.1	8.6	87%
Sales in this segment by production location were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Chile	$30.1	$26.3	14%	$52.3	$50.7	3%
Brazil	10.9	12.4	(12)%	19.2	23.9	(20)%
Total	$41.0	$38.7	6%	$71.5	$74.6	(4)%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2016 compared to the quarter and six months ended June 30, 2015 are as follows:

	Quarter Ended June 30, 2016 versus 2015		Six Months Ended June 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	—%	14%	1%	1%
Brazil	4%	—%	(3)%	(1)%
For the quarter and six months ended June 30, 2016, compared to the same period in 2015, sales volumes in Chile increased due to increased local activity. Sales volumes in Brazil remained relatively flat for the quarter and six months ended June 30, 2016, compared to the same periods in 2015.
Sales prices in Chile were flat for the second quarter and six months ended June 30, 2016 as compared to the corresponding periods in 2015 due to increases in prices offset by the impact of the fluctuations in the Chilean Peso relative to the U.S. dollar as a majority of these sales are in local markets. Sales prices in Brazil increased for the second quarter and decreased for the six months ended June 30, 2016 as compared to the corresponding periods in 2015 due to the impact of the fluctuations in the Brazilian Real relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were approximately 10% and 12% higher for the quarter and six months ended June 30, 2016 as compared to the corresponding periods in 2015 and local currency selling prices in Brazil were about 20% higher for the second quarter and first six months of 2016 as compared to the corresponding periods in 2015.
For the quarter and six months ended June 30, 2016, compared to the same periods in 2015, results of operations improved due to increases in local sales prices and reductions in product costs.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net sales	$6.6	$7.4	(11)%	$12.7	$14.7	(14)%
Operating losses	(0.2)	(1.0)	80%	(0.6)	(1.9)	68%
Adjusted EBITDA	0.2	(0.5)	NM	0.2	(1.0)	NM
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended June 30, 2016 compared to the same period in 2015, general corporate expenses increased 24% and 15% for the six month period ended June 30, 2016 compared to the same periods in 2015 primarily due to higher incentive compensation expense and increased costs associated with corporate initiatives related to sales and marketing activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2016	2015	2016	2015
Investment income	$2.0	$1.1	$3.9	$2.4
SERP market adjustments	0.1	(0.1)	—	—
Investment income	2.1	1.0	3.9	2.4

Interest expense	(9.6)	(7.3)	(17.7)	(14.8)
Amortization of debt charges	(0.3)	(0.2)	(0.5)	(0.5)
Capitalized interest	0.6	0.3	0.9	0.6
Interest expense, net of capitalized interest	(9.3)	(7.2)	(17.3)	(14.7)

Foreign currency gain (loss)	1.4	0.4	1.9	(1.8)
Total non-operating expense	$(5.8)	$(5.8)	$(11.5)	$(14.1)

INCOME TAXES
For the first six months of 2016, we recorded an income tax expense on continuing operations of 33% as compared to a benefit of 9% in the comparable period of 2015. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first six months of 2016 relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans and an increase in the reserve for unrecognized tax benefits associated with LP's South America operations. For the first six months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relate to foreign tax rates, Canadian and state valuation allowances and a reduction in the U.S. reserve for unrecognized tax benefits. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the first six months of 2015, LP's overall estimated annual effective tax rate was computed by excluding anticipated losses in Canada for which no deferred tax asset was expected to be recognizable due to the need for valuation allowances. The tax benefit for the period was then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit was added.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
OTHER COMPREHENSIVE INCOME (LOSS)

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2016	2015	2016	2015
Foreign currency translation adjustments	$4.1	$(0.1)	$10.2	$(7.9)
Unrealized gain (loss) on marketable securities	(0.2)	—	(0.2)	—
Defined benefit plans	0.9	1.0	1.0	2.6
Other	—	—	—	0.1
Comprehensive income (loss)	$4.8	$0.9	$11.0	$(5.2)

During the first six months of 2016, the weakening of the U.S. dollar as compared to the functional currencies of our South American operations resulted in LP recording a gain on foreign currency adjustments in other comprehensive income of $10.2 million as compared to a loss of $7.9 million during the comparable period of 2015. During the first six months of 2016, the Brazilian real strengthened 23% as compared to the U.S. dollar and the Chilean peso strengthened 7%. During the first six months of 2015, the Brazilian real declined 17% as compared to the U.S. dollar and the Chilean peso declined 5%.

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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness, refinance, repurchase shares of our common stock and acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice.

We expect to be able to meet the future cash requirements of our existing businesses through cash expected to be generated from operations, existing cash and investment balances, existing credit facilities and other capital resources. The following discussion provides further details of our liquidity and capital resources.
OPERATING ACTIVITIES
During the first six months of 2016, operating activities provided $104.2 million of cash compared to $2.5 million of cash used during the first six months of 2015. This change was primarily related to improvements in operating results (higher OSB pricing) and increases in accounts payable and accrued liabilities offset by increases in receivables.
INVESTING ACTIVITIES
During the first six months of 2016, cash used in investing activities was approximately $51.5 million. Capital expenditures in the first six months of 2016 were $51.1 million. Included in “Accounts payable” is $11.2 million related to capital expenditures that had not yet been paid as of June 30, 2016.
During the first six months of 2015, cash used in investing activities was approximately $38.5 million. Capital expenditures in the first six months of 2015 were $33.5 million. We received $0.4 million proceeds from the sale of assets. We increased our restricted cash by $5.4 million due to a requirement to collateralize certain long-term obligations. Included in “Accounts payable” was $3.0 million related to capital expenditures that had not yet been paid as of June 30, 2015.
Capital expenditures in 2016 are expected to be approximately $120 million to $130 million related to productivity improvements, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first six months of 2016, cash used by financing activities was $16.1 million. We used $7.9 million to repay outstanding debt in the first six months of 2016 and $8.1 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first six months of 2015, cash used by financing activities was $6.3 million. We used $1.4 million to repay outstanding debt in the first six months of 2015 and $5.3 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2016, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at June 30, 2016, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
We had no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Oriented strand board, million square feet 3/8" basis(1)	1,095	1,089	2,146	2,093
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	63	6	126	16
Wood-based siding, million square feet 3/8" basis	354	319	685	630
Engineered I-Joist, million lineal feet(1)	21	20	39	35
Laminated veneer lumber (LVL), thousand cubic feet(1) and laminated strand lumber (LSL), thousand cubic feet	2,577	2,121	5,106	4,485

(1)	Includes volumes produced by joint venture operations and sold to LP or through sales arrangements.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2012	$269	$260	$271
2013	$300	$293	$315
2014	$197	$208	$218
2015 1st Qtr. Avg.	$159	$195	$193
2015 2nd Qtr. Avg.	$152	$183	$193
2016 1st Qtr. Avg.	$191	$230	$226
2016 2nd Qtr. Avg.	$242	$256	$264

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of ASC 715, “Compensation—Retirement Benefits,” at December 31, 2015 was $93.4 million. Although we expect to contribute between $2.0 million and $4.0 million to our plans in 2016, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI (Resource Information Systems, Inc.), FEA (Forest Economic Advisors, LLC), Random Lengths and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of August 4, 2016, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
N/A

Item 5.	Other Information.

        LP is a party to change of control agreements with its executive officers, including Curtis M. Stevens, LP’s Chief Executive Officer, that provide for, among other things, the payment of severance compensation and other benefits if the executive officer’s employment is terminated for specified reasons within three years following the occurrence of a change of control of LP.  The change of control agreement for Mr. Stevens had included a “modified” excise tax gross-up, under which severance benefits could be reduced up to 10% to avoid any excise tax under Section 280G of the Internal Revenue Code of 1986, as amended (“280G”); however, if a larger reduction would be required to come within the 280G “safe harbor,” the change of control agreement provided for LP to reimburse him in full for all 280G excise taxes and related income taxes imposed on the severance payments.  As previously disclosed, LP provided Mr. Stevens with a two year notice of termination, on February 5, 2015, of his change of control agreement with the intent to replace it with an updated change of control agreement without a tax gross-up provision.
                On August 1, 2016, LP entered into a new change of control agreement with Mr. Stevens that will become effective on February 5, 2017.  The terms of the new change of control agreement are materially consistent with the terms of the prior change of control agreement, except that the new change of control agreement includes customary release of claims requirements and removes Mr. Stevens’ modified excise tax gross-up provision in favor of a “best of net” severance cutback provision.  The foregoing summary of the new change of control agreement with Mr. Stevens is modified in its entirety by the form of change of control agreement included as Exhibit 10.26 to LP's Current Report on Form 8-K filed with the SEC on March 4, 2015.
.

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

LOUISIANA-PACIFIC CORPORATION

Date:	August 4, 2016	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	August 4, 2016	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)