Form 10-Q
period 2016-09-30
LOUISIANA-PACIFIC CORP
filed 2016-10-31
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,225,477 shares of Common Stock, $1 par value, outstanding as of October 31, 2016.
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	changes in governmental fiscal and monetary policies and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction and repair activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in the cost of and availability of transportation;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Australian dollar, Euro, Brazilian real and Chilean peso;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product related litigation and other legal proceedings;

•	governmental gridlock and curtailment of government services and spending; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS)(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$559.7	$434.7
Restricted cash for redemption of long-term debt	93.4	—
Receivables, net of allowance for doubtful accounts of $1.1 million at September 30, 2016 and December 31, 2015	138.0	96.4
Inventories	227.1	222.0
Prepaid expenses and other current assets	8.4	7.0
Current portion of notes receivable from assets sales	410.0	—
Assets held for sale	9.2	9.0
Total current assets	1,445.8	769.1

Timber and timberlands	50.6	53.1

Property, plant and equipment, at cost	2,459.2	2,392.5
Accumulated depreciation	(1,603.9)	(1,530.1)
Net property, plant and equipment	855.3	862.4

Goodwill	9.7	9.7
Notes receivable from asset sales	22.2	432.2
Investments in and advances to affiliates	7.4	7.7
Restricted cash	15.1	14.3
Other assets	22.4	23.0
Long-term deferred tax asset	3.9	4.8
Total assets	$2,432.4	$2,176.3

LIABILITIES AND EQUITY
Current portion of long-term debt	$458.1	$2.1
Accounts payable and accrued liabilities	193.8	139.6
Current portion of contingency reserves	1.3	1.3
Total current liabilities	653.2	143.0

Long-term debt, excluding current portion	374.3	751.8
Deferred income taxes	86.8	99.5
Contingency reserves, excluding current portion	14.6	15.5
Other long-term liabilities	150.7	149.5

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,147,190, and 152,979,708 shares issued	153.1	153.0
Additional paid-in capital	475.7	496.5
Retained earnings	848.1	724.2
Treasury stock, 9,071,639 shares and 9,995,456 shares, at cost	(189.6)	(210.6)
Accumulated comprehensive loss	(134.5)	(146.1)
Total stockholders’ equity	1,152.8	1,017.0
Total liabilities and stockholders’ equity	$2,432.4	$2,176.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$596.4	$464.9	$1,683.4	$1,429.6
Operating costs and expenses:
Cost of sales	442.6	416.2	1,301.2	1,287.4
Depreciation and amortization	29.6	25.9	86.0	77.9
Selling and administrative	47.0	38.3	135.8	114.9
Loss on sale or impairment of long-lived assets, net	0.3	0.9	1.0	1.5
Other operating credits and charges, net	—	1.0	11.4	12.6
Total operating costs and expenses	519.5	482.3	1,535.4	1,494.3
Income (loss) from operations	76.9	(17.4)	148.0	(64.7)

Non-operating income (expense):
Interest expense, net of capitalized interest	(9.0)	(8.4)	(26.3)	(23.1)
Investment income	2.5	0.5	6.4	2.9
Loss on early debt extinguishment	(13.2)	—	(13.2)	—
Other non-operating items	(0.5)	(3.7)	1.4	(5.5)
Total non-operating income (expense)	(20.2)	(11.6)	(31.7)	(25.7)

Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	56.7	(29.0)	116.3	(90.4)
Provision (benefit) for income taxes	(7.5)	(2.4)	13.1	(7.7)
Equity in income of unconsolidated affiliates	(1.4)	(2.0)	(4.4)	(4.1)
Income (loss) from continuing operations	65.6	(24.6)	107.6	(78.6)

Loss from discontinued operations before taxes	—	(2.9)	—	(2.9)
Benefit for income taxes	—	(1.0)	—	(1.0)
Loss from discontinued operations	—	(1.9)	—	(1.9)

Net income (loss)	$65.6	$(26.5)	$107.6	$(80.5)

Net income (loss) per share of common stock (basic):
Income (loss) from continuing operations	$0.46	$(0.17)	$0.75	$(0.55)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) per share - basic	$0.46	$(0.19)	$0.75	$(0.57)
Net income (loss) per share of common stock (diluted):
Income (loss) from continuing operations	$0.45	$(0.17)	$0.74	$(0.55)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) per share - diluted	$0.45	$(0.19)	$0.74	$(0.57)

Weighted average shares of stock outstanding - basic	143.7	142.6	143.3	142.3
Weighted average shares of stock outstanding - diluted	145.4	142.6	145.2	142.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$65.6	$(26.5)	$107.6	$(80.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	(12.0)	10.3	(19.9)
Unrealized loss on investments, net of tax	(0.5)	(0.1)	(0.7)	(0.1)
Defined benefit pension plans:
Change benefit obligations, translation adjustment	0.1	1.2	(0.6)	1.7
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	0.9	1.1	2.5	3.1
Prior service cost, net of tax	—	0.1	0.1	0.2
Other	—	(0.1)	—	—
Other comprehensive income (loss)	0.6	(9.8)	11.6	(15.0)
Comprehensive income (loss)	$66.2	$(36.3)	$119.2	$(95.5)
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65.6	$(26.5)	$107.6	$(80.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29.6	25.9	86.0	77.9
Equity in income of unconsolidated affiliates, including dividends	—	(2.0)	0.3	(4.1)
Loss on sale or impairment of long-lived assets, net	0.3	0.9	1.0	1.5
Loss on early debt extinguishment	13.2	—	13.2	—
Other operating credits and charges, net	—	1.0	11.4	12.6
Stock-based compensation related to stock plans	3.2	2.2	9.4	7.3
Exchange (gain) loss on remeasurement	(0.2)	1.2	(0.9)	5.5
Cash settlements of contingencies, net of accruals	(0.3)	(1.0)	(1.0)	(0.5)
Cash settlements of warranties, net of accruals	(4.6)	(0.3)	(11.4)	(5.7)
Pension expense, net of contributions	—	1.1	1.4	5.5
Non-cash interest expense, net	1.4	0.8	1.6	0.7
Other adjustments, net	(0.3)	0.5	(0.3)	1.3
Changes in assets and liabilities:
(Increase) decrease in receivables	14.1	0.6	(37.0)	(16.0)
(Increase) decrease in inventories	4.8	(8.5)	(3.2)	(5.4)
(Increase) decrease in prepaid expenses	0.7	(1.8)	(1.9)	(1.0)
Increase in accounts payable and accrued liabilities	17.0	14.6	53.3	10.4
Increase (decrease) in income taxes	(9.2)	(7.5)	4.6	(10.8)
Increase in other liabilities	0.8	—	6.2	—
Net cash provided by (used in) operating activities	136.1	1.2	240.3	(1.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(27.6)	(33.6)	(78.7)	(67.1)
Investments in and refunds from joint ventures	—	1.7	—	1.7
(Increase)/decrease in restricted cash under letters of credit/credit facility	0.2	(0.5)	(0.1)	(5.9)
Increase in restricted cash for redemption of long-term debt	(93.4)	—	(93.4)	—
Other investing activities	(0.1)	0.1	(0.2)	0.5
Net cash used in investing activities	(120.9)	(32.3)	(172.4)	(70.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	350.0	—	350.0	—
Repayment of long-term debt	(274.8)	(0.8)	(282.7)	(2.2)
Payment of debt issuance fees	(5.0)	—	(5.0)	—
Sale of common stock, net of cash payments under equity plans	—	—	(0.1)	0.4
Taxes paid related to net share settlement of equity awards	(0.8)	(0.1)	(8.9)	(5.4)
Net cash provided by (used in) financing activities	69.4	(0.9)	53.3	(7.2)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.3	(1.3)	3.8	(5.7)
Net increase (decrease) in cash and cash equivalents	84.9	(33.3)	125.0	(85.0)
Cash and cash equivalents at beginning of period	474.8	481.0	434.7	532.7
Cash and cash equivalents at end of period	$559.7	$447.7	$559.7	$447.7
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
NOTE 2 - STOCK-BASED COMPENSATION
LP has a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock, restricted stock units, performance share awards payable in stock upon the attainment of specified performance goals, stock options, stock settled stock appreciation rights (SSAR), other stock-based awards and cash-based awards at the discretion of the Compensation Committee. A detailed discussion of this is presented in Note 15 to the consolidated financial statements included in LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of September 30, 2016, 3.2 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2016	2015	2016	2015
Total stock-based compensation expense (costs of sales and general and administrative)	$3.2	$2.2	$9.4	$7.3
Income tax benefit related to stock-based compensation	$(0.4)		$(3.2)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.8	$0.1	$8.9	$5.4

At September 30, 2016, $12.7 million of compensation cost related to unvested restricted performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
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
Grants of awards
During the first nine months of 2016, the Company granted 90,444 performance units at an average grant date fair value of $20.45 per share, 509,127 SSARs at an average grant date fair value of $6.99 per share and 451,795 restricted stock awards (shares or units) at an average grant date fair value of $16.00 per share.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP estimated its Senior Notes due in 2020 to have a fair value of $90.9 million at September 30, 2016 and $366.2 million at December 31, 2015 based upon market quotations. LP estimated its Senior Notes due in 2024 to have a fair value of $350.4 million at September 30, 2016.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables and accounts payable approximate fair value due to the short-term maturity of these items.
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

Dollar and share amounts in millions, except per share amounts	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$65.6	$(24.6)	$107.6	$(78.6)
Loss from discontinued operations	—	(1.9)	—	(1.9)
Net income (loss)	$65.6	$(26.5)	$107.6	$(80.5)
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	143.7	142.6	143.3	142.3
Effect of dilutive securities:
Dilutive effect of stock warrants	0.2	—	0.2	—
Dilutive effect of employee stock plans	1.5	—	1.7	—
Dilutive potential common shares	1.7	—	1.9	—
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	145.4	142.6	145.2	142.3
Basic earnings per share:
Income (loss) from continuing operations	$0.46	$(0.17)	$0.75	$(0.55)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) per share - basic	$0.46	$(0.19)	$0.75	$(0.57)
Diluted earnings per share:
Income (loss) from continuing operations	$0.45	$(0.17)	$0.74	$(0.55)
Loss from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) per share - diluted	$0.45	$(0.19)	$0.74	$(0.57)
For the quarter and nine months ended September 30, 2016, stock options, warrants and SSARs relating to approximately 2.2 million and 2.7 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
For the quarter and nine months ended September 30, 2015, stock options, warrants and SSARs relating to approximately 4.7 million and 5.0 million shares of LP common stock were considered anti-dilutive for purposes of LP's earnings per share calculation due to LP's loss position from continuing operations.
At September 30, 2016, outstanding warrants were exercisable to purchase approximately 227,129 shares.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2016	December 31, 2015
Trade receivables	$127.6	$82.6
Income tax receivable	3.6	2.0
Other receivables	7.9	12.8
Allowance for doubtful accounts	(1.1)	(1.0)
Total	$138.0	$96.4
Other receivables at September 30, 2016 and December 31, 2015 primarily consist of sales tax receivables, vendor rebates, interest receivables and other miscellaneous receivables.
NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or market. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2016	December 31, 2015
Logs	$46.5	$58.6
Other raw materials	24.4	21.6
Semi-finished inventory	19.0	18.5
Finished products	137.2	123.3
Total	$227.1	$222.0
NOTE 7 – NOTES RECEIVABLE FROM ASSET SALES
Notes receivable from asset sales are related to transactions that occurred during 1997, 1998 and 2003. The 1997 and 1998 notes receivable provide collateral for LP’s limited recourse notes payable and the 2003 notes receivable provide collateral for LP’s non-recourse notes payable (see Note 9). LP monitors the collectability of these notes on a regular basis.

Dollar amounts in millions	Interest Rate 2016	September 30, 2016	December 31, 2015

Notes receivable (secured), maturing 2018, interest rates fixed	7.3%	22.2	22.2
Notes receivable (secured), maturing 2018 (accelerated for collection 2016), interest rates variable		410.0	410.0
Total		432.2	432.2
Current portion		410.0	—
Long-term portion		$22.2	$432.2

In August 2016, LP entered into agreements with the issuers of the $410.0 million notes receivable maturing in 2018 to provide for the acceleration of the collection of these notes to November 2016. This acceleration will also result in the acceleration of LP's payment of the related notes payable (see Note 9).

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
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense.  An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the nine months ended September 30, 2015, LP's overall estimated annual effective tax rate was computed by excluding anticipated losses in Canada for which no deferred tax asset was expected to be recognizable due to the need for valuation allowances. Tax benefit for the period was then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit was added.
Each period the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in the profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
For the first nine months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans, recognition of research and development credits from prior years and an increase in the reserve for unrecognized tax benefits associated with LP's South American operations. For the first nine months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, Canadian and state valuation allowances and a reduction in the reserve for unrecognized tax benefits.
During September 2016, LP announced the acceleration of the notes receivable from asset sales (see Note 7) to November of 2016 from 2018. The acceleration of these notes will accelerate the taxable income into the fourth quarter 2016. LP estimates taxes due to the acceleration to be $120.8 million. As of December 31, 2015, LP had $73.4 million of available carryover benefit to offset a portion of LP’s 2016 tax liability.
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

NOTE 9 – LONG-TERM DEBT

Dollar amounts in millions		September 30, 2016			December 31, 2015
	Interest Rate 2016	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Senior Notes:
Senior unsecured notes, maturing 2020 (to be redeemed in 2016), interest rates fixed	7.5%	$87.6	$(0.7)	$86.9	$350.0	$(3.7)	$346.3
Senior unsecured notes, maturing 2024, interest rates fixed	4.875%	350.0	(5.2)	344.8
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	7.0	(0.3)	6.7	12.8		12.8
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	2.0		2.0	4.0		4.0
Limited recourse notes payable:
Senior notes, payable 2018, interest rates fixed	7.3%	22.0		22.0	22.0		22.0
Other financing:
Non-recourse notes payable 2018 (accelerated for repayment 2016), interest rates variable	0.5%	368.7	(0.1)	368.6	368.7	(0.2)	368.5
Other		1.4		1.4	0.3		0.3
Total		838.7	(6.3)	832.4	757.8	(3.9)	753.9
Less: current portion of long term debt		(458.9)	0.8	(458.1)	(2.1)		(2.1)
Net long-term portion		$379.8	$(5.5)	$374.3	$755.7	$(3.9)	$751.8

LP issued $368.7 million of non-recourse notes in 2003 in a private placement to unrelated third parties. The notes were originally scheduled to mature in 2018. The notes are supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit are secured by $410.0 million in notes receivable (see note 7). In August 2016, LP gave a binding notice to the note holder that LP will pay the notes ($368.6 million, net of $0.1 million of unamortized debt costs) plus accrued interest upon receipt of the proceeds for the notes receivable in November 2016.

In May 2012, LP issued $350.0 million aggregate principal amount of 7.5% Senior Notes due 2020. In September 2016, LP announced the commencement of a cash tender offer for any and all of its outstanding 7.5% Senior Notes due 2020 for a purchase price of $1,041.75 for each $1,000 principal amount of 2020 Notes. As of September 30, 2016, LP purchased $262.4 million aggregate principal amount (or approximately 75%) of the Notes. The remaining notes ($86.9 million, net of $0.7 million of unamortized debt costs) plus accrued interest were redeemed in October 2016. The cash required to redeem these notes (including any premium and interest) is classified as Restricted cash for bond redemption on LP's Consolidated Balance Sheet as of September 30, 2016. In connection with this repurchase, LP recorded a loss on early debt extinguishment of $13.2 million, which included $2.2 million associated with the unamortized financing costs associated with these notes.

In September 2016, LP issued $350.0 million aggregate principal of 4.875% Senior Notes due 2024. On or after September 15, 2019, LP may, at its option on one or more occasions, redeem all or any portion of these notes at specified redemption rates. Obligations under the indenture governing LP's notes are unsecured and not presently guaranteed by any of LP's subsidiaries. The indenture contains customary covenants applicable to LP and its subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of LP's obligations to repay the indebtedness outstanding thereunder.

Additional descriptions of LP's indebtedness are included in the consolidated financial statements and the notes thereto included in LP's Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 10 - OTHER OPERATING CREDITS AND CHARGES

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

During the third quarter of 2015, LP recorded a loss of $1.0 million associated with a marketing settlement with a customer.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2016	2015	2016	2015
Net Sales
OSB	$282.1	$200.0	$751.9	$601.2
Siding	194.8	157.8	583.3	495.2
EWP	80.7	74.4	230.5	211.2
South America	31.7	26.8	103.2	101.4
Other	7.6	6.8	20.3	21.5
Intersegment Sales	(0.5)	(0.9)	(5.8)	(0.9)
	$596.4	$464.9	$1,683.4	$1,429.6
Operating profit (loss):
OSB	$67.4	$(11.1)	$126.7	$(57.6)
Siding	35.2	17.2	103.9	79.3
EWP	—	(0.9)	(2.0)	(7.3)
South America	3.3	2.4	15.3	6.8
Other	(0.4)	(0.6)	(1.0)	(2.5)
Other operating credits and charges, net	—	(1.0)	(11.4)	(12.6)
Loss on sale or impairment of long-lived assets, net	(0.3)	(0.9)	(1.0)	(1.5)
General corporate and other expenses, net	(26.9)	(20.5)	(78.1)	(65.2)
Interest expense, net of capitalized interest	(9.0)	(8.4)	(26.3)	(23.1)
Investment income	2.5	0.5	6.4	2.9
Loss on early debt extinguishment	(13.2)	—	(13.2)	—
Other non-operating items	(0.5)	(3.7)	1.4	(5.5)
Income (loss) from continuing operations before taxes	58.1	(27.0)	120.7	(86.3)
Provision (benefit) for income taxes	(7.5)	(2.4)	13.1	(7.7)
Income (loss) from continuing operations	$65.6	$(24.6)	$107.6	$(78.6)
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
NOTE 14 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and nine months ended September 30, 2016 and 2015. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2016	2015	2016	2015
Service cost	$1.2	$1.0	$3.6	$3.1
Interest cost	3.3	3.4	10.1	10.2
Expected return on plan assets	(3.3)	(3.8)	(10.0)	(11.4)
Amortization of prior service cost [1]	0.1	0.1	0.3	0.3
Amortization of net loss [1]	1.4	1.7	4.1	5.2
Net periodic pension cost	$2.7	$2.4	$8.1	$7.4
Loss due to settlement	$—	$0.4	$—	$0.4
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss); see Note 16 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.
During the nine months ended September 30, 2016 and 2015, LP recognized $8.1 million and $7.8 million (inclusive of a $0.4 million settlement loss associated with the retirement of one of LP's executives) of pension expense for all of LP's defined benefit pension plans.
During the nine months ended September 30, 2016, LP made $6.7 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $1.0 million and $3.0 million to its defined benefit pension plans in the remaining months of 2016.
NOTE 15 – PRODUCT WARRANTY
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and nine months ended September 30, 2016 and 2015 are summarized in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2016	2015	2016	2015
Beginning balance	$25.6	$25.0	$21.0	$31.4
Accrued to expense	0.2	2.6	0.6	2.9
Accrued to other operating credits and charges	—	—	10.9	—
Foreign currency translation	0.1	0.8	0.6	(0.2)
Payments made	(4.8)	(2.9)	(12.0)	(8.6)
Total warranty reserves	21.1	25.5	21.1	25.5
Current portion of warranty reserves	(9.0)	(10.0)	(9.0)	(10.0)
Long-term portion of warranty reserves	$12.1	$15.5	$12.1	$15.5
LP continues to monitor warranty and other claims associated with these products and believes as of September 30, 2016 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2016:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2016	$(44.9)	$(86.9)	$(5.4)	$3.1	$(1.0)	$(135.1)
Other comprehensive income (loss) before reclassifications	0.1	0.1	—	(0.8)	—	(0.6)
Income taxes	—	—	—	0.3	—	0.3
Net other comprehensive income (loss) before reclassifications	0.1	0.1	—	(0.5)	—	(0.3)
Amounts reclassified from accumulated comprehensive income (loss)	—	1.4	0.1	—	—	1.5
Income taxes	—	(0.5)	(0.1)	—	—	(0.6)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.9	—	—	—	0.9
Total other comprehensive income (loss)	0.1	1.0	—	(0.5)	—	0.6
Balance at September 30, 2016	$(44.8)	$(85.9)	$(5.4)	$2.6	$(1.0)	$(134.5)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2015	$(55.1)	$(87.8)	$(5.5)	$3.3	$(1.0)	$(146.1)
Other comprehensive income (loss) before reclassifications	10.3	(0.6)	—	(1.1)	—	8.6
Income taxes	—	—	—	0.4	—	0.4
Net other comprehensive income (loss) before reclassifications	10.3	(0.6)	—	(0.7)	—	9.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	0.3	—	—	4.4
Income taxes	—	(1.6)	(0.2)	—	—	(1.8)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	2.5	0.1	—	—	2.6
Total other comprehensive income (loss)	10.3	1.9	0.1	(0.7)	—	11.6
Balance at September 30, 2016	$(44.8)	$(85.9)	$(5.4)	$2.6	$(1.0)	$(134.5)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2015:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2015	$(41.6)	$(90.6)	$(5.8)	$2.6	$(1.1)	$(136.5)
Other comprehensive income (loss) before reclassifications	(12.0)	1.2	—	(0.2)	(0.1)	(11.1)
Income taxes	—	—	—	0.1	—	0.1
Net other comprehensive income (loss) before reclassifications	(12.0)	1.2	—	(0.1)	(0.1)	(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.8	0.1	—	—	1.9
Income taxes	—	(0.7)	—	—	—	(0.7)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1.1	0.1	—	—	1.2
Total other comprehensive income (loss)	(12.0)	2.3	0.1	(0.1)	(0.1)	(9.8)
Balance at September 30, 2015	$(53.6)	$(88.3)	$(5.7)	$2.5	$(1.2)	$(146.3)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2014	$(33.7)	$(93.1)	$(5.9)	$2.6	$(1.2)	$(131.3)
Other comprehensive income (loss) before reclassifications	(19.9)	1.7	—	(0.2)	—	(18.4)
Income taxes	—	—	—	0.1	—	0.1
Net other comprehensive income (loss) before reclassifications	(19.9)	1.7	—	(0.1)	—	(18.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.2	0.3	—	—	5.5
Income taxes	—	(2.1)	(0.1)	—	—	(2.2)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	3.1	0.2	—	—	3.3
Total other comprehensive income (loss)	(19.9)	4.8	0.2	(0.1)	—	(15.0)
Balance at September 30, 2015	$(53.6)	$(88.3)	$(5.7)	$2.5	$(1.2)	$(146.3)

The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 14 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.

NOTE 17 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. The new standard requires entities to recognize, separately from each other, an asset for its right to use (ROU) the underlying asset equal to the liability for its finance and operating lease obligations. Further, the entity is required to present separately the current and non-current portion of the ROU asset and corresponding lease liability. The new standard is effective on January 1, 2019. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments." The standard provided guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective January 1, 2018, with early adoption permitted. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position.

NOTE 18 - SUBSEQUENT EVENTS

On October 14, 2016, LP completed the previously announced redemption of its remaining outstanding 7.500% Senior Notes due 2020 at the redemption price of 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date. This resulted in LP releasing $93.4 million currently held as restricted cash for bond redemption. LP will record $4.0 million in loss on early debt extinguishment associated with this redemption, including $0.7 million in deferred debt costs, during the fourth quarter.

On October 28, 2016 LP announced that it has reached an agreement with Norbord Inc. to exchange OSB mills in Quebec, Canada. LP will swap ownership of its Chambord, Quebec, mill for Norbord’s Val-d’Or, Quebec, mill. The asset exchange is expected to be complete in early November 2016.

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
Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. For the third quarter and first nine months of 2016, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 2% lower than for the same quarter of 2015 and 4% higher than the comparable nine month period. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 50% higher for the third quarter of 2016 and 35% for the first nine months of 2016 compared to the same periods in 2015.
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2016, we excluded from our estimates approximately $2.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost sharing arrangements.
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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2016, we had established valuation allowances against certain deferred tax assets, primarily related to state and foreign carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. We disclose earnings (loss) before interest expense, taxes, depreciation and amortization ("EBITDA from continuing operations") which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA to exclude stock-based compensation expense, (gain) loss on sale or impairment of long-lived assets, other operating credits and charges, early debt extinguishment and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, early debt extinguishment, income tax (benefit) expense, and depreciation and amortization, which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Three Months Ended September 30, 2016 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$282.1	$194.8	$80.7	$31.7	$7.6	$(0.5)	$596.4
Depreciation and amortization	15.3	6.3	3.8	2.5	0.9	0.8	29.6
Cost of sales and selling and administrative	199.4	153.3	78.3	25.9	7.1	25.6	489.6
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.3	0.3
Total operating costs	214.7	159.6	82.1	28.4	8.0	26.7	519.5
Income (loss) from operations	67.4	35.2	(1.4)	3.3	(0.4)	(27.2)	76.9
Total non-operating expense	—	—	—	—	—	(20.2)	(20.2)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated affiliates	67.4	35.2	(1.4)	3.3	(0.4)	(47.4)	56.7
Income tax benefit	—	—	—	—	—	(7.5)	(7.5)
Equity in income of unconsolidated affiliates	—	—	(1.4)	—	—	—	(1.4)
Income (loss) from continuing operations	$67.4	$35.2	$—	$3.3	$(0.4)	$(39.9)	$65.6
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$67.4	$35.2	$—	$3.3	$(0.4)	$(39.9)	$65.6
Income tax benefit	—	—	—	—	—	(7.5)	(7.5)
Interest expense, net of capitalized interest	—	—	—	—	—	9.0	9.0
Depreciation and amortization	15.3	6.3	3.8	2.5	0.9	0.8	29.6
EBITDA from continuing operations	82.7	41.5	3.8	5.8	0.5	(37.6)	96.7
Stock based compensation expense	0.3	0.2	0.2	—	—	2.5	3.2
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.3	0.3
Investment income	—	—	—	—	—	(2.5)	(2.5)
Loss on early debt extinguishment	—	—	—	—	—	13.2	13.2
Adjusted EBITDA from continuing operations	$83.0	$41.7	$4.0	$5.8	$0.5	$(24.1)	$110.9

Three Months Ended September 30, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$200.0	$157.8	$74.4	$26.8	$6.8	$(0.9)	$464.9
Depreciation and amortization	14.6	5.0	3.3	2.0	0.4	0.6	25.9
Cost of sales and selling and administrative	196.5	135.6	74.0	22.4	7.0	19.0	454.5
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.9	0.9
Other operating credits and charges, net	—	—	—	—	—	1.0	1.0
Total operating costs	211.1	140.6	77.3	24.4	7.4	21.5	482.3
Income (loss) from operations	(11.1)	17.2	(2.9)	2.4	(0.6)	(22.4)	(17.4)
Total non-operating expense	—	—	—	—	—	(11.6)	(11.6)
Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	(11.1)	17.2	(2.9)	2.4	(0.6)	(34.0)	(29.0)
Income tax benefit	—	—	—	—	—	(2.4)	(2.4)
Equity in income of unconsolidated affiliates	—	—	(2.0)	—	—	—	(2.0)
Income (loss) from continuing operations	$(11.1)	$17.2	$(0.9)	$2.4	$(0.6)	$(31.6)	$(24.6)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(11.1)	$17.2	$(0.9)	$2.4	$(0.6)	$(31.6)	$(24.6)
Income tax benefit	—	—	—	—	—	(2.4)	(2.4)
Interest expense, net of capitalized interest	—	—	—	—	—	8.4	8.4
Depreciation and amortization	14.6	5.0	3.3	2.0	0.4	0.6	25.9
EBITDA from continuing operations	3.5	22.2	2.4	4.4	(0.2)	(25.0)	7.3
Stock based compensation expense	0.4	0.1	0.1	—	—	1.7	2.3
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.9	0.9
Investment income	—	—	—	—	—	(0.5)	(0.5)
Other operating credits and charges, net	—	—	—	—	—	1.0	1.0
Adjusted EBITDA from continuing operations	$3.9	$22.3	$2.5	$4.4	$(0.2)	$(21.9)	$11.0

Nine Months Ended September 30, 2016 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$751.9	$583.3	$230.5	$103.2	$20.3	$(5.8)	$1,683.4
Depreciation and amortization	44.6	20.7	10.2	6.6	1.7	2.2	$86.0
Cost of sales and selling and administrative	580.6	458.7	226.7	81.3	19.6	70.1	$1,437.0
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	1.0	$1.0
Other operating credits and charges, net	—	—	—	—	—	11.4	$11.4
Total operating costs	625.2	479.4	236.9	87.9	21.3	84.7	1,535.4
Income (loss) from operations	126.7	103.9	(6.4)	15.3	(1.0)	(90.5)	148.0
Total non-operating expense	—	—	—	—	—	(31.7)	(31.7)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated affiliates	126.7	103.9	(6.4)	15.3	(1.0)	(122.2)	116.3
Income tax provision	—	—	—	—	—	13.1	13.1
Equity in income of unconsolidated affiliates	—	—	(4.4)	—	—	—	(4.4)
Income (loss) from continuing operations	$126.7	$103.9	$(2.0)	$15.3	$(1.0)	$(135.3)	$107.6
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$126.7	$103.9	$(2.0)	$15.3	$(1.0)	$(135.3)	$107.6
Income tax provision	—	—	—	—	—	13.1	13.1
Interest expense, net of capitalized interest	—	—	—	—	—	26.3	26.3
Depreciation and amortization	44.6	20.7	10.2	6.6	1.7	2.2	86.0
EBITDA from continuing operations	171.3	124.6	8.2	21.9	0.7	(93.7)	233.0
Stock based compensation expense	0.7	0.7	0.5	—	—	7.5	9.4
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	1.0	1.0
Investment income	—	—	—	—	—	(6.4)	(6.4)
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Loss on early debt extinguishment	—	—	—	—	—	13.2	13.2
Adjusted EBITDA from continuing operations	$172.0	$125.3	$8.7	$21.9	$0.7	$(67.0)	$261.6

Nine Months Ended September 30, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$601.2	$495.2	$211.2	$101.4	$21.5	$(0.9)	$1,429.6
Depreciation and amortization	43.6	15.1	9.6	6.2	1.3	2.1	77.9
Cost of sales and selling and administrative	615.2	400.8	213.0	88.4	22.7	62.2	1,402.3
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	1.5	1.5
Other operating credits and charges, net	—	—	—	—	—	12.6	12.6
Total operating costs	658.8	415.9	222.6	94.6	24.0	78.4	1,494.3
Income (loss) from operations	(57.6)	79.3	(11.4)	6.8	(2.5)	(79.3)	(64.7)
Total non-operating expense	—	—	—	—	—	(25.7)	(25.7)
Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	(57.6)	79.3	(11.4)	6.8	(2.5)	(105.0)	(90.4)
Income tax benefit	—	—	—	—	—	(7.7)	(7.7)
Equity in income of unconsolidated affiliates	—	—	(4.1)	—	—	—	(4.1)
Income (loss) from continuing operations	$(57.6)	$79.3	$(7.3)	$6.8	$(2.5)	$(97.3)	$(78.6)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(57.6)	$79.3	$(7.3)	$6.8	$(2.5)	$(97.3)	$(78.6)
Income tax benefit	—	—	—	—	—	(7.7)	(7.7)
Interest expense, net of capitalized interest	—	—	—	—	—	23.1	23.1
Depreciation and amortization	43.6	15.1	9.6	6.2	1.3	2.1	77.9
EBITDA from continuing operations	(14.0)	94.4	2.3	13.0	(1.2)	(79.8)	14.7
Stock based compensation expense	0.8	0.6	0.4	—	—	5.6	7.4
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	1.5	1.5
Investment income	—	—	—	—	—	(2.9)	(2.9)
Other operating credits and charges, net	—	—	—	—	—	12.6	12.6
Adjusted EBITDA from continuing operations	$(13.2)	$95.0	$2.7	$13.0	$(1.2)	$(63.0)	$33.3

RESULTS OF OPERATIONS
(Dollar amounts in millions, except per share amounts)
Our net income for the third quarter of 2016 was $65.6 million, or $0.45 per diluted share, on sales of $596.4 million, compared to net loss for the third quarter of 2015 of $26.5 million, or $0.19 per diluted share, on sales of $464.9 million. Improvements in OSB pricing in all North American operations had a positive impact of $79.4 million for the third quarter on both operating results and Adjusted EBITDA from continuing operations.
Our net income for the first nine months of 2016 was $107.6 million, or $0.74 per diluted share, on sales of $1.7 billion, compared to net loss for the first nine months of 2015 of $80.5 million, or $0.57 per diluted share, on sales of $1.4 billion. Improvements in OSB pricing in all North American operations had a positive impact of $172.1 million for the first nine months of 2016 on both operating results and Adjusted EBITDA from continuing operations.
Our results of operations for each of our segments are discussed below as well as for the “other” category, which comprises products that are not individually significant.
OSB
Our OSB segment manufactures and distributes commodity and value-added OSB structural panels in North America and certain export markets.

Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net sales	$282.1	$200.0	41%	$751.9	$601.2	25%
Operating income (loss)	$67.4	$(11.1)	NM	$126.7	$(57.6)	NM
Adjusted EBITDA	$83.0	$3.9	NM	$172.0	$(13.2)	NM
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2016 compared to the quarter and nine months ended September 30, 2015 are as follows:

	Quarter Ended September 30, 2016 versus 2015		Nine Months Ended September 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	36%	5%	27%	(1)%
For the quarter and nine months ended September 30, 2016, OSB prices increased compared to the corresponding period in 2015. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which resulted in a higher average selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by $74.9 million for the quarter and $161.1 million for the nine months ended September 30, 2016 as compared to the same periods in 2015. OSB sales volumes were higher for the third quarter of 2016 as compared to the same period of 2015 due to increased demand. OSB sales volumes were lower for the first nine month period of 2016 compared to the same period in 2015 due to the loss of production capacity as the Swan Valley OSB mill was converted to a siding facility as of the third quarter of 2015.
Overall operating results for OSB for the quarter and the nine month period ended September 30, 2016 as compared to the same periods in 2015 benefited, in addition to the higher sales prices, from lower raw material costs, higher utilization rates and the positive impact of the Canadian currency exchange rate on the costs incurred by our Canadian operations as compared to the same periods in the prior year.
SIDING
Our siding segment produces and markets wood-based siding and related accessories and some amount of OSB.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net sales	$194.8	$157.8	23%	$583.3	$495.2	18%
Operating income	$35.2	$17.2	105%	$103.9	$79.3	31%
Adjusted EBITDA	$41.7	$22.3	87%	$125.3	$95.0	32%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
SmartSide Siding	$170.9	$137.3	24%	$507.2	$446.8	14%
CanExel siding	10.8	10.5	3%	36.1	33.5	8%
Commodity OSB	11.1	8.3	34%	32.8	8.3	295%
Other	2.0	1.7	18%	7.2	6.6	9%
Total	$194.8	$157.8	23%	$583.3	$495.2	18%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2016 compared to the quarter and nine months ended September 30, 2015 are as follows:

	Quarter Ended September 30, 2016 versus 2015		Nine Months Ended September 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide Siding	1%	25%	(1)%	15%
CanExel siding	(4)%	8%	(6)%	17%
OSB	60%	(15)%	43%	181%
For the quarter and nine month period ended September 30, 2016 compared to the corresponding periods in 2015, sales volumes increased in our SmartSide siding line based upon our ability to respond to increased demand in key markets due to the Swan conversion. Sales prices in our SmartSide siding product line for the quarter and nine month period ended September 30, 2016 as compared to the corresponding periods in 2015 were due to changes in product mix.
For CanExel, sales volumes increased in the third quarter and first nine months of 2016 as compared to the corresponding periods in 2015 due to increased demand primarily in Europe. Sales prices were lower for both the third quarter and first nine months of 2016 as compared to the corresponding periods in 2015 due changes in our product mix and a higher portion of sales to Europe.
For our commodity OSB produced in the siding segment for the quarter and nine month period ended September 30, 2016 compared to the corresponding periods in 2015, sales prices increased as compared to the same periods in the prior year, as discussed in the OSB segment above. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $4.3 million for the third quarter of 2016 and $10.3 million for the first nine months as compared to the corresponding periods of 2015. Volumes of commodity OSB were lower for the for the quarter and higher for the nine month period ended September 30, 2016 as compared to the comparable periods in the prior year due to changes in availability of capacity in Siding to produce OSB based upon the conversion of production capacity of our Swan Valley mill to a siding facility during the third quarter of 2015.
Overall, the improvement in the siding segment for the third quarter and the first nine months of 2016 compared to the same periods of 2015 was primarily due to increased sales volumes, higher OSB prices and lower raw material costs.
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
Segment sales, operating results and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net sales	$80.7	$74.4	8%	$230.5	$211.2	9%
Operating income (loss)	$—	$(0.9)	NM	$(2.0)	$(7.3)	73%
Adjusted EBITDA	$4.0	$2.5	60%	$8.7	$2.7	222%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
LVL/LSL	$41.7	$39.6	5%	$124.8	$114.1	9%
I-Joist	27.4	27.9	(2)%	76.9	74.9	3%
OSB	2.8	2.5	12%	8.0	7.5	7%
Related products	8.8	4.4	100%	20.8	14.7	41%
Total	$80.7	$74.4	8%	$230.5	$211.2	9%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2016 compared to the quarter and nine months ended September 30, 2015 are as follows:

	Quarter Ended September 30, 2016 versus 2015		Nine Months Ended September 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	2%	9%	1%	13%
I-Joist	2%	1%	1%	6%
OSB	7%	12%	10%	2%
For the quarter and nine month periods ended September 30, 2016, compared to the same periods in 2015, sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts. Net average selling prices increased due to changes in product mix. OSB prices increased due to changes in market demand as discussed in the OSB segment results.
For the quarter and nine months ended September 30, 2016, compared to the same periods in 2015, results of operations improved due to increased sales and reductions in manufacturing costs.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB panels and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net sales	$31.7	$26.8	18%	$103.2	$101.4	2%
Operating income	$3.3	$2.4	38%	$15.3	$6.8	125%
Adjusted EBITDA	$5.8	$4.4	32%	$21.9	$13.0	68%

Sales in this segment by production location were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Chile	$21.3	$19.3	10%	$73.6	$70.0	5%
Brazil	10.4	7.5	39%	29.6	31.4	(6)%
Total	$31.7	$26.8	18%	$103.2	$101.4	2%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2016 compared to the quarter and nine months ended September 30, 2015 are as follows:

	Quarter Ended September 30, 2016 versus 2015		Nine Months Ended September 30, 2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	13%	(3.5)%	4%	—%
Brazil	10%	(9)%	1%	(4)%
For the quarter ended September 30, 2016, compared to the same period in 2015, sales volumes in Chile and Brazil decreased due to the continued weak economies, increased imports and the unsettled political environment in Brazil.
Sales prices in Chile and Brazil increased for the third quarter and nine months ended September 30, 2016 as compared to the corresponding periods in 2015 due to increases in prices offset by the impact of the fluctuations in the local currencies relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were approximately 10% and 11% higher for the quarter and nine months ended September 30, 2016 as compared to the corresponding periods in 2015 and local currency selling prices in Brazil were flat for the third quarter and higher by 13% for the first nine months of 2016 as compared to the corresponding periods in 2015.
For the quarter and nine months ended September 30, 2016, compared to the same periods in 2015, results of operations improved due to increases in local sales prices and reductions in product costs.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net sales	$7.6	$6.8	12%	$20.3	$21.5	(6)%
Operating losses	$(0.4)	$(0.6)	33%	$(1.0)	$(2.5)	60%
Adjusted EBITDA	$0.5	$(0.2)	NM	$0.7	$(1.2)	NM

GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended September 30, 2016 compared to the same period in 2015, general corporate expenses increased 31% and for the nine month period ended September 30, 2016 compared to the same periods in 2015 increased 20% primarily due to higher incentive compensation expense due to improved financial performance and increased costs associated with corporate initiatives related to sales and marketing activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2016	2015	2016	2015
Investment income	$2.2	$1.1	$6.1	$3.5
SERP market adjustments	0.3	(0.6)	0.3	(0.6)
Investment income	2.5	0.5	6.4	2.9

Interest expense	(9.3)	(9.0)	(27.0)	(23.7)
Amortization of debt charges	(0.3)	(0.3)	(0.8)	(0.9)
Capitalized interest	0.6	0.9	1.5	1.5
Interest expense, net of capitalized interest	(9.0)	(8.4)	(26.3)	(23.1)

Loss on early debt extinguishment	(13.2)	—	(13.2)	—
Foreign currency gain (loss)	(0.5)	(3.7)	1.4	(5.5)
Total non-operating expense	$(20.2)	$(11.6)	$(31.7)	$(25.7)

INCOME TAXES
For the first nine months of 2016, we recorded an income tax expense on continuing operations of 11% as compared to a benefit of 9% in the comparable period of 2015. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first nine months of 2016 relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans, recognition of research and development tax credits from prior years and an increase in the reserve for unrecognized tax benefits associated with LP's South America operations. For the first nine months of 2015, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relate to foreign tax rates, Canadian and state valuation allowances and a reduction in the reserve for unrecognized tax benefits. For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. An exception is provided for situations in which an enterprise anticipates a loss in a separate jurisdiction for which no tax benefit can be recognized. For the first nine months of 2015, LP's overall estimated annual effective tax rate was computed by excluding anticipated losses in Canada for which no deferred tax asset was expected to be recognizable due to the need for valuation allowances. The tax benefit for the period was then computed using the rate so derived applied to year-to-date pre-tax losses excluding those from Canada, and no additional Canadian tax benefit was added.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
OTHER COMPREHENSIVE INCOME (LOSS)

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2016	2015	2016	2015
Foreign currency translation adjustments	$0.1	$(12.0)	$10.3	$(19.9)
Unrealized gain (loss) on marketable securities	(0.5)	(0.1)	(0.7)	(0.1)
Defined benefit plans	1.0	2.4	2.0	5.0
Other	—	(0.1)	—	—
Comprehensive income (loss)	$0.6	$(9.8)	$11.6	$(15.0)

During the first nine months of 2016, the weakening of the U.S. dollar as compared to the functional currencies of our South American operations resulted in LP recording a gain on foreign currency adjustments in other comprehensive income of $10.3 million as compared to a loss of $19.9 million during the comparable period of 2015. During the first nine months of 2016, the Brazilian real strengthened 18% as compared to the U.S. dollar and the Chilean peso strengthened 7%. During the first nine months of 2015, the Brazilian real weakened 49% as compared to the U.S. dollar and the Chilean peso weakened 15%.

LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 11 to the Notes to the financial statements contained herein.
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

OPERATING ACTIVITIES
During the first nine months of 2016, operating activities provided $240.3 million of cash compared to $1.3 million of cash used during the first nine months of 2015. This change was primarily related to improvements in operating results (higher OSB pricing and increases siding sales) and increases in accounts payable and accrued liabilities offset by increases in receivables.
INVESTING ACTIVITIES
During the first nine months of 2016, cash used in investing activities was approximately $172.4 million. Capital expenditures in the first nine months of 2016 were $78.7 million. We increased our restricted cash for redemption of long-term debt by $93.4 million. This restricted cash will be used to redeem our remaining Senior Notes originally due in 2020 in October 2016 and accrued interest.
Included in “Accounts payable” is $11.5 million related to capital expenditures that had not yet been paid as of September 30, 2016.
During the first nine months of 2015, cash used in investing activities was approximately $70.8 million. Capital expenditures in the first nine months of 2015 were $67.1 million. We received $0.4 million proceeds from the sale of assets. We increased our restricted cash by $5.9 million due to a requirement to collateralize certain long-term obligations. Included in “Accounts payable” was $3.5 million related to capital expenditures that had not yet been paid as of September 30, 2015.
Capital expenditures in 2016 are expected to be approximately $115 million to $125 million related to productivity improvements, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first nine months of 2016, cash provided by financing activities was $53.3 million. In the third quarter of 2016, we issued $350.0 million aggregate principle amount of 4.875% Senior Notes due 2024, and used approximately $262.4 million of the proceeds of this issuance to repurchase a portion of our Senior Notes due 2020. Additionally, we used $20.3 million to repay other outstanding debt in the first nine months of 2016 and $8.9 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first nine months of 2015, cash used by financing activities was $7.2 million. We used $2.2 million to repay outstanding debt in the first nine months of 2015 and $5.4 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2016, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
A portion of our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Offsetting the variable rate debt are variable rate notes receivable from asset sales. Based upon the balances of the variable rate notes receivable from asset sales and the variable rate debt at September 30, 2016, a 100 basis point interest rate change would impact pre-tax net income and cash flows by $0.4 million annually.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES (1)
The following table sets forth production volumes for the quarter and nine months ended September 30, 2016 and 2015.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Oriented strand board, million square feet 3/8" basis	1,116	1,050	3,262	3,143
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	63	64	189	80
Wood-based siding, million square feet 3/8" basis	316	258	1,001	888
Engineered I-Joist, million lineal feet	21	21	61	57
Laminated veneer lumber (LVL), thousand cubic feet and laminated strand lumber (LSL), thousand cubic feet	2,393	2,343	7,499	6,828
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2012	$269	$260	$271
2013	$300	$293	$315
2014	$197	$208	$218
2015 1st Qtr. Avg.	$159	$195	$193
2015 2nd Qtr. Avg.	$152	$183	$193
2015 3rd Qtr. Avg.	$157	$181	$203
2016 1st Qtr. Avg.	$191	$230	$226
2016 2nd Qtr. Avg.	$242	$256	$264
2016 3rd Qtr. Avg.	$265	$269	$301

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 11 – Legal and Environmental Matters” is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of October 31, 2016, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
N/A

Item 5.	Other Information.

None.

Item 6.	Exhibits.

4.1
Indenture, dated as of September 14, 2016, between Louisiana-Pacific Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee incorporated herein by reference to exhibit 4.1 to L-P's Current Report on Form 8-K dated September 14, 2016.

10.1	Form of Note Prepayment Agreement incorporated herein by reference to exhibit 10.1 to L-P's Current Report on Form 8-K dated August 26, 2016.

10.2
Registration Rights Agreement, dated as of September 14, 2016, between Louisiana-Pacific Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative incorporated herein by reference to exhibit 10.1 to L-P's Current Report on Form 8-K dated September 14, 2016

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

LOUISIANA-PACIFIC CORPORATION

Date:	October 31, 2016	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	October 31, 2016	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)